Form 10-Q
period 2006-09-30
Globalstar, Inc.
filed 2006-12-18
CIK 1366868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 001-33117

GLOBALSTAR, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

461 South Milpitas Blvd.

Milpitas, California 95035

(Address of principal executive offices and zip code)

(408) 933-4000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐.        No   ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐.        No   ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 6, 2006, there were 72,600,186 shares of $0.0001 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue:
Service revenue	$27,649	$22,210	$69,851	$57,175
Subscriber equipment sales	11,046	18,340	37,585	33,700
Total revenue	38,695	40,550	107,436	90,875
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,695	5,465	20,583	19,245
Cost of subscriber equipment sales	10,902	16,057	36,671	28,273
Marketing, general, and administrative	10,543	12,053	31,234	28,679
Depreciation and amortization	1,726	786	4,424	2,026
Impairment of assets	—	75	—	114
Total operating expenses	29,866	34,436	92,912	78,337
Operating income	8,829	6,114	14,524	12,538
Other income (expense):
Interest income	80	56	446	118
Interest expense	(148)	(50)	(256)	(244)
Interest rate derivative gain (loss)	(2,919)	—	(2,919)	—
Other	(84)	(119)	(1,844)	(657)
Total other expense	(3,071)	(113)	(4,573)	(783)
Income before income taxes	5,758	6,001	9,951	11,755
Income tax expense (benefit)	3,057	(1,871)	(14,402)	1,027
Net income	$2,701	$7,872	$24,353	$10,728
Earnings per common share:
Basic	$0.04	$0.13	$0.39	$0.17
Diluted	0.04	0.13	0.39	0.17
Weighted-average shares outstanding:
Basic	62,875,494	61,855,668	62,267,130	61,855,668
Diluted	63,205,206	61,955,874	62,596,842	61,955,874
Pro forma C corporation data:
Historical income before income taxes	N/A	$6,001	N/A	$11,755
Pro forma income tax expense (benefit)	N/A	(867)	N/A	2,789
Pro forma net income	N/A	$6,868	N/A	$8,966
Pro forma earnings per common share:
Basic	N/A	$0.11	N/A	$0.14
Diluted	N/A	0.11	N/A	0.14

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$17,710	$20,270
Accounts receivable, net of allowance of $2,395 (2006) and $1,774 (2005)	23,964	21,652
Inventory	31,950	17,620
Advances for inventory	16,856	13,516
Subscription receivable	—	13,000
Deferred tax assets	1,749	2,398
Prepaid expenses and other current assets	1,989	1,750
Total current assets	94,218	90,206

Property and equipment:
Globalstar System, net	17,433	10,717
Spare and second generation satellites and launch costs	66,618	3,012
Other property and equipment, net	6,903	7,531
	90,954	21,260

Other assets:
Gateway receivables, net of allowance of $4,944 (2006) and $10,784 (2005)	—	1,000
Deferred tax assets	17,999	—
Other assets, net	7,530	1,079
Total assets	$210,701	$113,545

LIABILITIES AND OWNERSHIP EQUITY
Current liabilities
Notes payable, current portion	$462	$293
Accounts payable	13,822	4,193
Accrued expenses	17,426	11,484
Payables to affiliates	9,043	2,959
Deferred revenue	22,473	17,212
Total current liabilities	63,226	36,141

Borrowings under revolving credit facility	23,302	—
Notes payable, net of current portion	438	631
Employee benefit obligations	3,094	2,997
Other non-current liabilities	3,369	2,346
Total non-current liabilities	30,203	5,974

Redeemable Series A common stock; 91,986 shares issued and outstanding at September 30, 2006	5,198	—

Ownership equity:
Common stock, Series A, $0.0001 par value; 300,000,000 shares authorized, 19,369,800 shares issued and outstanding at September 30, 2006	2	—
Common stock, Series B, $0.0001 par value; 20,000,000 shares authorized, 4,154,400 shares issued and outstanding at September 30, 2006	—	—
Common stock, $0.0001 par value; 480,000,000 shares authorized, 39,259,308 shares issued and outstanding at September 30, 2006	4	—
Additional paid-in capital	87,733	—
Member interests	—	73,314
Accumulated other comprehensive loss	(18)	(1,884)
Retained earnings	24,353	—
Total ownership equity	112,074	71,430

Total liabilities and ownership equity	$210,701	$113,545

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Net income	$24,353	$10,728
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(17,372)	523
Depreciation and amortization	4,424	2,026
Loss on disposal of fixed assets	1	—
Provision for bad debts	898	260
Contribution of services	108	108
Interest rate derivative loss	2,919	—
Impairment of property and equipment	—	114
Other non-cash gains	—	(100)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,776)	(17,530)
Inventory	(11,171)	(4,871)
Advances for inventory	(5,816)	(5,244)
Prepaid expenses and other current assets	585	(2,625)
Other assets	(545)	48
Receivables from affiliates	(40)	(1,035)
Accounts payable	2,081	1,672
Payables to affiliates	5,321	5,758
Accrued expenses and employee benefit obligations	3,814	6,159
Deferred revenue	5,044	8,897
Net cash from operating activities	12,828	4,888
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(56,163)	(60)
Property and equipment additions	(3,795)	(6,221)
Proceeds from sale of property and equipment	—	81
Payment for business acquisitions	(191)	(342)
Net cash from investing activities	(60,149)	(6,542)
Cash flows from financing activities:
Proceeds from revolving credit facility	23,302	—
Payment of principal on notes payable	(22)	(1,010)
Proceeds from subscription receivable	13,000	4,235
Deferred transaction cost payments	(6,355)	—
Redemption of minority interest	—	(100)
Proceeds from sale of common stock	15,000	—
Net cash from financing activities	44,925	3,125
Effect of exchange rate changes on cash	(164)	493
Net increase (decrease) in cash and cash equivalents	(2,560)	1,964
Cash and cash equivalents, beginning of period	20,270	13,330
Cash and cash equivalents, end of period	$17,710	$15,294
Supplemental disclosure of cash flows information:
Cash paid:
Interest	$1,023	$234
Income taxes	$105	$181
Supplemental disclosure of non-cash activities:
Accrued launch costs	$7,443	—
Capitalization of interest for spare and second-generation satellites and launch costs	$920	—
Distribution payable to member	$686	—
Issuance of Series A redeemable common stock in conjunction with acquisition	$5,198	—

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

Nature of Operations

Globalstar, Inc. (“Globalstar” or the “Company”) was formed as a Delaware limited liability company in November 2003, and was converted into a Delaware corporation on March 17, 2006.

Globalstar is a leading provider of mobile voice and data communications services via satellite.  Globalstar’s network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and QUALCOMM Incorporated (“QUALCOMM”). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners L.L.C. (“Thermo”) became Globalstar’s principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. The interim financial information is unaudited. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year or any future period. Globalstar’s results of operations are subject to seasonal usage changes. The months of April through October are typically peak months for service revenues and equipment sales. Government customers in North America tend to use Globalstar’s services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, warranty obligations and contingencies and litigation. Actual results could differ from these estimates.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-1.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.   The consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2005, but does not include all disclosures required by GAAP.

Globalstar operates in one segment, providing voice and data communication services via satellite. As a result, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS No. 131, is included in the consolidated financial statements.

The Company utilizes a derivative instrument in the form of an interest rate swap agreement to minimize the risk of variability in its borrowing costs over the term of the borrowing arrangement. The interest rate swap agreement is used to manage risk and is not used for trading or other speculative purposes. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The interest rate swap agreement did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement are recognized as “Interest rate derivative gain (loss)” over the life of the agreement.

Other income (expense) includes foreign exchange transaction losses of $0.1 million and $1.8 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2005, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, or results of operations

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 must be adopted by the Company as of December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is not effective until December 31, 2008. The Company is currently reviewing the requirements of SFAS No. 158 to determine the impact on its financial position and results of operations.

Note 2: Basic and Diluted Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”) which requires companies to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Common Stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. For the three and nine months ended September 30, 2006, weighted average shares outstanding for diluted earnings per share includes the effects of the 120,000 stock options which the Company agreed to grant to a new board member during the first quarter of 2005 and approximately 230,000 shares of Common Stock that are contingently issuable to the former stockholders of the Globalstar Americas Holding (“GAH”), Globalstar Americas Telecommunications (“GAT”), and Astral Technologies Investment Limited (“Astral”), collectively, the “GA Companies” (See Note 3).

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$2,701	62,875,494	$0.04	$24,353	62,267,130	$0.39
Effect of Dilutive Securities
Stock options to director	—	100,206		—	100,206
GAT acquisition	—	229,506		—	229,506
Diluted earnings per common share	$2,701	63,205,206	$0.04	$24,353	62,596,842	$0.39

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$7,872	61,855,668	$0.13	$10,728	61,855,668	$0.17
Effect of Dilutive Securities
Stock options to director	—	100,206		—	100,206
GAT acquisition	—	—		—	—
Diluted earnings per common share	$7,872	61,955,874	$0.13	$10,728	61,955,874	$0.17

Note 3: Globalstar Americas Telecommunications, LTD

Effective January 1, 2006, the Company consummated an agreement dated December 30, 2005 to purchase all of the issued and outstanding stock of the GA Companies. The GA Companies owned assets, contract rights, and licenses necessary and sufficient to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize (collectively, the “Territory”). The Company believes the purchase of the GA Companies will further enhance Globalstar’s presence and coverage in Central America and consolidation efforts. The stipulated purchase price for the GA Companies is $5,250,500 payable substantially 100% in Globalstar common stock. At the time of closing of the purchase of the GA Companies, the selling stockholders received 91,986 membership units, which subsequently were converted into the same number of shares of Common Stock of the Company (See Notes 11 and 17). Under the terms of the acquisition agreement, the Company is obligated either to redeem the stock issued to the selling stockholders for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of the stock received at closing. If the Company does not fulfill these conditions of the acquisition agreement, the selling stockholders may rescind the transaction. In accordance with the acquisition agreement, an additional 275,954 shares or approximately $3.9 million in cash could be distributed to the selling stockholders based upon the five day average closing price between November 15, 2006 and November 21, 2006 of $14.27.

The following table summarizes the Company’s preliminary allocation of the estimated values of the assets acquired and liabilities assumed in the acquisition (in thousands):

January 1, 2006
Current assets:	$329
Property and equipment	6,655
Intangible assets	100
Total assets acquired	7,084

Current Liabilities:	409
Long-term debt	287
Total liabilities assumed	696

Net assets acquired	$6,388

The results of operations of the GA Companies have been included in the Company’s unaudited interim consolidated financial statements from January 1, 2006. The Company’s pro forma results of operations assuming the transaction had been completed on January 1, 2005 are not material.

Note 4: Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Globalstar System:
Space segment	$5,832	$5,832
Ground segment	25,789	11,427
Spare and second-generation satellites and launch costs	66,618	3,012
Construction in progress	631	3,654
Land	2,101	1,070
Leasehold improvements	1,394	1,363
Buildings	484	84
Furniture and office equipment	8,753	6,624
	111,602	33,066
Accumulated depreciation	(20,648)	(11,806)
	$90,954	$21,260

Property and equipment consist of an in-orbit satellite constellation, ground equipment, and support equipment located in various countries around the world. During 2004, the Company began construction of a gateway located in Florida. Construction was completed in July 2005 with a cost of $2.9 million. During 2005, the Company began construction of a gateway located in Alaska. Through December 31, 2005, actual costs incurred were approximately $3.3 million. The Alaska gateway construction was completed by June 30, 2006 for a total cost of $4.8 million.

As of September 30, 2006 and December 31, 2005, capitalized interest included within Spare and second-generation satellites and launch costs was $920,000 and $0, respectively. The amount of interest capitalized during each of the three and nine month periods ended September 30, 2006 was $920,000. No interest was capitalized during 2005.

Note 5: Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Accrued compensation and benefits	$5,858	$1,926
Accrued professional fees	1,055	582
Accrued property and other taxes	4,526	1,253
Accrued commissions	1,020	673
Customer deposits	1,085	1,055
Accrued pension costs – current portion	279	2,138
Warranty reserve	1,224	977
Other accrued expenses	2,379	2,880
	$17,426	$11,484

Other accrued expenses primarily include outsourced logistics services, storage, maintenance, and roaming charges.

Warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. Warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” such that an accrual is made when it is estimable and probable that a loss has been incurred based on historical experience. Warranty costs are accrued based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped. The resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. The following is a summary of the activity in the warranty reserve account (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Balance, at the beginning of period	$1,288	$584	$977	$568
Provision	321	541	1,323	896
Utilization	(385)	(285)	(1,076)	(624)
Balance, at the end of period	$1,224	$840	$1,224	$840

Note 6: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions and are comprised of the following (in thousands):

	September 30, 2006	December 31, 2005

QUALCOMM	$8,183	$2,758
Thermo Capital Partners	860	201
	$9,043	$2,959

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three and nine months ended September 30, 2006, total expenses were approximately $0 and $20,000, respectively. For the three and nine months ended September 30, 2005, total expenses were approximately $0 and $51,000, respectively. For each of the three and nine months ended September 30, 2006 and 2005, the Company also recorded $36,000 and $108,000, respectively, of expenses related to services provided by officers of Thermo which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable. The balance at September 30, 2006, includes $686,000 that became payable to Thermo as a result of Globalstar’s conversion from a limited liability company to a corporation.

Note 7: Other Related Party Transactions

During 2005, Globalstar issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with QUALCOMM that aggregate to a total commitment balance of approximately $158.0 million. Approximately $107.0 million of the $158.0 million consists of a new generation of phones and fixed user terminals, car kits and accessories, which QUALCOMM began delivering in October 2006.  The remaining $51.0 million consists of phones and accessories under the original commercial agreement and was 99% fulfilled as of September 30, 2006.

Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 15% to 25% of the total order as advances for inventory. As of September 30, 2006 and December 31, 2005, total advances to QUALCOMM for inventory were $16.9 million, and $13.5 million, respectively. Under the new agreements, Globalstar did not receive any additional discounts from QUALCOMM. The total orders placed with QUALCOMM as of September 30, 2006 and December 31, 2005 were approximately $186.7 million and $182.1 million, with outstanding commitment balances of approximately $109.3 million and $136.0 million, respectively.

Purchases from Affiliates

Total purchases from affiliates are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

QUALCOMM	$13,933	$10,371	$49,574	$37,111
Other affiliates	69	23	88	141
Total	$14,002	$10,394	$49,662	$37,252

Revenues from Affiliates

Total usage revenues from affiliates for the three and nine months ended September 30, 2006 were $0.8 million  and $1.3 million, respectively. Total usage revenues from affiliates for the three and nine months ended September 30, 2005 were $0.2 million and $0.6 million, respectively. Total equipment revenues from affiliates for the three and nine months ended September 30, 2006 were $1.1 million and $3.4 million, respectively. Total equipment revenues from affiliates for the three and nine months ended September 30, 2005 were $1.5 million and $3.4 million, respectively. Affiliates include Qualcomm and Globalstar Australia PTY Limited, the independent gateway operator in Australia, which is 50% owned by Columbia Ventures Corporation.

 Note 8: Pension and Other Employee Benefit Plans

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan were as follows (in thousands):

	Three months ended September 30		Nine months ended September 30,
	2006	2005	2006	2005

Service cost	$—	$—	$—	$—
Interest cost	184	184	551	551
Expected return on plan assets	(174)	(150)	(523)	(449)
Actuarial loss, net	23	13	68	39
Net periodic benefit cost	$33	$47	$96	$141

Note 9: Income Taxes

Until January 1, 2006, the Company was treated as a partnership for U.S. tax purposes. Generally, taxable income or loss, deductions and credits were passed through to members.  The Company did have some corporate subsidiaries that required a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Effective January 1, 2006, the Company elected to be taxed as a C corporation in the United States. When an enterprise changes its tax status from non-taxable to taxable, under SFAS No. 109 the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, the Company recognized a gross deferred tax asset of $204.2 million and a gross deferred tax liability of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors including the expected level of future taxable income and available tax planning strategies. The Company determined that it was more likely than not that the entire deferred tax asset would not be recognized; therefore, it established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million. The Company will continue to assess the recoverability of its gross deferred tax assets to ensure that, if and when it is more likely than not to be able to utilize more of the deferred tax asset, it will be able to reduce the valuation allowance accordingly.

Prior to January 1, 2006, the Company’s foreign corporate subsidiaries calculated their tax expense under SFAS No. 109.  Based upon the Canadian subsidiaries’ results of operations between January 1, 2005 and September 30, 2005 and their expected profitability in the fourth quarters of 2005 and in 2006, the Company concluded, effective September 30, 2005, that it is more likely than not that all of the remaining Canadian net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, the valuation allowance applied to such net deferred tax assets was reversed in the third quarter of 2005. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the third quarter of 2005 totaling $4.2 million.

For interim reporting purposes, for the three and nine month periods ended September 30, 2006 and 2005, the Company estimated the effective tax rate of the group by analyzing each company and each tax jurisdiction’s rates to determine the appropriate effective tax rate. The reversal of the allowance on the Canadian deferred assets and the recognition of the deferred tax asset upon a change of tax status were considered discrete events and therefore were not taken into account when determining the estimated tax rate. For the three month period ended September 30, 2006, the effective tax rate was 53%. For the nine month period ended September 30, 2006, the recognition of the $21.4 million net deferred tax benefit upon conversion to a C corporation was greater than the income tax expense incurred during the period, resulting in  an overall tax benefit even though the Company was profitable for the period. For the three month period ended September 30, 2005, the effective tax rate after taking into account the reversal of the Canadian valuation allowance (which resulted in a $4.2 million net deferred tax benefit) was greater than the expense incurred during the period providing for an overall tax benefit even though the Company was profitable for the period. For the nine month period ended September 30, 2005, the effective tax rate after taking into account the reversal of the allowance on the deferred tax asset discussed above was 8.1%.

Pro forma net income and pro forma earnings per share for the three and nine months ended September 30, 2005 have been calculated as if the Company had been a C corporation for federal income tax purposes.

Note 10: Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in shareholders’ equity. Comprehensive income includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustment.

The following are the components of comprehensive income (in thousands):

	Three months ended September 30		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$2,701	$7,872	$24,353	$10,728
Other comprehensive income:
Foreign currency translation adjustments	134	(28)	1,866	(294)
Minimum pension liability adjustment	—	(339)	—	(1,017)

Total comprehensive income	$2,835	$7,505	$26,219	$9,417

Note 11: Incorporation in 2006

In preparation for meeting its commitments to register Globalstar shares of common stock under the Securities Exchange Act of 1934, Globalstar elected to be taxed as a C corporation effective January 1, 2006. Effective March 17, 2006, Globalstar was converted from a limited liability company into a corporation under Delaware law. On that date, the Company’s 61,947,654 issued and outstanding membership units (adjusted for a subsequent six-for-one stock split - see Note 17) were automatically converted into a like number of shares of common stock, its limited liability company agreement was replaced by a certificate of incorporation and bylaws, and its name was changed to Globalstar, Inc. In connection with its conversion into a corporation, the Company established three classes of $0.0001 par value common stock, Series A (300,000,000 shares authorized); Series B (20,000,000 shares authorized); and Series C (480,000,000 shares authorized). All classes of common stock had identical rights and privileges except with respect to their rights to elect directors. Series A holders were entitled to elect two directors, Series B holders to elect one director, and Series C holders to elect up to five directors. Under the applicable Delaware statute, all assets and liabilities of the limited liability company became the property of and were deemed to be assumed by the corporation. On October 25, 2006, the Company amended and restated its certificate of incorporation to, among other things, create a single class of Common Stock. See Note 17.

Note 12: Globalstar Financing Transaction

As required by the lender under the Company’s credit agreement discussed below, the Company executed an agreement with Thermo Funding Company LLC (“Thermo Funding Company”), an affiliate of Thermo, to provide Globalstar up to an additional $200.0 million of equity via an irrevocable standby stock purchase commitment. The irrevocable standby purchase commitment allows the Company to put up to 12,371,136 shares of its Common Stock to Thermo Funding Company at a predetermined price of approximately $16.17 per share when the Company requires additional liquidity or upon the occurrence of certain other specified events. Thermo Funding Company also may elect to purchase the shares at any time. Minority stockholders of Globalstar as of June 15, 2006 who are accredited investors and who received at least thirty-six shares of Globalstar Common Stock as a result of the Old Globalstar bankruptcy will be provided an opportunity to participate in this financing. As of September 30, 2006, Thermo Funding Company had purchased 927,840 shares of Common Stock for an aggregate purchase price of $15.0 million. On December 5, 2006, Thermo Funding Company elected to purchase an additional 2,000,000 shares of Common Stock for an aggregate purchase price of $32.3 million. See Note 17.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, L.L.C., as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29, 2006 and October 26, 2006. The amended and restated credit agreement provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009, but only if the Company has received aggregate net cash proceeds of $200.0 million from sales, after April 24, 2006, of the Company’s common stock (including sales pursuant to the irrevocable standby stock purchase agreement) prior to the draw date and if, after giving effect to the delayed draw term loan and thereafter at the end of each quarter while the delayed draw term loan is outstanding, the Company’s consolidated senior secured leverage ratio does not exceed 3.5 to 1.0. In addition to the $50.0 million revolving and $100.0 million delayed draw term loan facilities, the amended and restated credit agreement permits the Company to incur additional term loans on an equally and ratably secured, pari passu basis in an aggregate amount of up to $150.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of the delayed draw term loan described above resulting from sales of common stock or any additional term loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by the Company and the administrative agent. The Company has not received any commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists, if the Company is in pro-forma compliance with all of the financial covenants of the credit agreement, and if, after giving effect thereto, the Company’s consolidated total leverage ratio does not exceed 5.5 to 1.0.

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011. Revolving credit loans will bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, the Company entered into a five-year interest rate swap agreement (see Note 16). The loans may be prepaid without penalty at any time. The Company’s indebtedness under the agreement is guaranteed by its principal domestic subsidiaries and is secured by a first lien on its and their property. The agreement contains covenants limiting the Company’s ability to dispose of assets, change its business, merge, make acquisitions, incur indebtedness or liens, pay dividends, make investments or engage in certain transactions with its affiliates. Additionally, the agreement contains covenants requiring Globalstar to maintain certain financial and operating covenants and restricting capital expenditures.

As of September 30, 2006, $23.3 million was drawn under the $50.0 million revolving credit facility.  As of September 30, 2006, the undrawn amounts on the revolving credit facility and delayed draw term loan facility available to the Company were $26.7 million and $100.0 million, respectively.  For the nine months ended September 30, 2006, the weighted average annualized interest rate on the outstanding revolving credit loans was 9.96%.

Note 13: Equity Incentive Plan

On July 12, 2006, the Company’s board of directors adopted and a majority of the Company’s stockholders approved the Globalstar, Inc. 2006 Equity Incentive Plan (“Equity Plan”), which became effective upon the registration of the Company’s common stock under the Securities Act of 1933 in November 2006. The purpose of the Equity Plan is to make available incentives that will assist the Company in attracting, retaining and motivating employees, directors and consultants whose contributions are essential to its success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock capitalize purchase rights, restricted stock bonuses, restricted stock units, performance shares or performance units. The Equity Plan is administered by the Compensation Committee of the board of directors. As of September 30, 2006, no grants had been made under the Equity Plan. On November 9, 2006, the Company registered 1.2 million shares of its Common Stock for issuance under the Equity Plan and, on November 10, 2006, the Compensation Committee authorized restricted stock and restricted stock unit awards for an aggregate of approximately 296,000 shares of Common Stock to substantially all the Company’s employees.

Note 14: Litigation

From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition. The Company is involved in certain litigation matters as discussed below.

On May 26, 2005, Loral, filed a motion for an order in its Delaware bankruptcy case under Rule 2004 seeking to compel Globalstar and certain affiliates and individuals to produce documents and appear for oral examination. The matter involved Globalstar’s management of Government Services, L.L.C. (“GSLLC”), in which Loral holds a 25 percent minority interest, and alleged breach of fiduciary duty by the directors of GSLLC. On October 17, 2006, Globalstar and Loral agreed to settle this litigation. See Note 17 for further details.

On January 13, 2006, Elsacom N.V., an independent gateway operator whose territories include portions of Central and Eastern Europe and North Africa, served Globalstar with a notice of arbitration pursuant to a dispute resolution provision in its Satellite Services Agreement. The dispute stems from the Company’s decision in the fall of 2005 to realign coverage of the two gateways serving Western and Central Europe. Elsacom has not specified the amount of damages that it is seeking. Elsacom asserts that the realignment diminishes its rights under its Satellite Services Agreement. Globalstar disagrees and intends to defend its decision vigorously. The arbitration is scheduled to be held in January 2007.

Note 15: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service:
United States	$15,528	$10,092	$35,288	$26,101
Canada	9,345	9,703	25,880	23,885
Europe	1,453	758	4,215	3,238
Central and South America	911	1,145	2,976	2,394
Others	412	512	1,492	1,557
Total service revenue	27,649	22,210	69,851	57,175

Subscriber equipment:
United States	6,133	12,280	18,710	18,419
Canada	1,796	2,939	6,746	8,058
Europe	634	942	3,924	2,737
Central and South America	941	399	3,146	494
Others	1,542	1,780	5,059	3,992
Total subscriber equipment revenue	11,046	18,340	37,585	33,700

Total revenue	$38,695	$40,550	$107,436	$90,875

Note 16: Interest Rate Derivative

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (see Note 12), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%.  As of September 30, 2006, the fair value of the interest rate swap agreement was $2.9 million which is reflected in the Company’s Consolidated Balance Sheet in “Other non-current liabilities.” The change in fair value for the three months ended September 30, 2006, of approximately $2.9 million, was charged to “Interest rate derivative gain (loss)” in the accompanying Consolidated Statement of Operations.

Note 17: Subsequent Events

On October 17, 2006, Globalstar and Loral agreed to settle the litigation described under Note 14. Globalstar agreed to pay $0.5 million in cash to Loral to settle the litigation and to acquire from Loral its 25% interest in Globalstar’s 75% owned subsidiary, GSLLC. The Delaware court approved the settlement on November 22, 2006, and payment was made on December 4, 2006. Globalstar now owns 100% of GSLLC.

On October 25, 2006, the Company filed an amended and restated certificate of incorporation, which among other things, converted each share of the Company’s three series of common stock into one share of a single series of Common Stock.  Immediately following the filing of the amended and restated certificate of incorporation, a six-for-one stock split (in the form of a five-shares-for-one-share stock dividend), which had been pre-approved by the Company’s board of directors, was effected.  All references to shares of Common Stock and membership interests and their respective per-unit amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the effect of this stock split on a retroactive basis as if it had occurred on January 1, 2005. Except where otherwise expressly indicated, the information in these notes also gives effect to the conversion of the Company’s three series of common stock into a single series of Common Stock.

On November 7, 2006, the Company completed its initial public offering and sold 7,500,000 shares of its Common Stock.  The Company received cash proceeds, net of underwriting fees, of approximately $118.6 million.

On November 30, 2006, the Company and Alcatel Alenia Space France (“Alcatel”) entered into a definitive contract pursuant to which Alcatel will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for Globalstar’s second-generation satellite constellation. Under the contract, Alcatel also will provide launch support services and mission operations support services. Globalstar will contract separately with other providers for launch services and launch insurance for the satellites. The total contract price will be approximately € 661.0 million (approximately $871.0 million at a conversion rate of € 1.00 = $1.3177), subject to reduction by approximately € 28.0 million (approximately $36.9 million) if Globalstar elects to accelerate construction and delivery of the second batch of satellites. Of the € 661.0 million, approximately € 620.0 million ($816.9 million) will be paid for the design, development and manufacture of the satellites and approximately € 41.0 million ($54.0 million) will be paid for launch and mission support services.  Globalstar also is obligated to pay Alcatel up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including Globalstar’s cumulative EBITDA exceeding certain projections, Alcatel’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. Approximately € 146.8 million ($190.0 million) of the purchase price may be paid by Globalstar in dollars at a fixed exchange rate of € 1.00 = $1.2940. The approximately €12.4 million ($16.0 million) paid by Globalstar to Alcatel pursuant to an Authorization to Proceed dated October 5, 2006, as amended, will be credited against payments to be made by Globalstar under the contract. Globalstar will establish and maintain an escrow account with a commercial bank to secure its payment obligations under the contract, with the amount of the escrow account being not less than the next two quarterly payments required by the contract. The initial escrow deposit will be € 40.0 million. Globalstar and Alcatel were required to enter into an escrow agreement by December 12, 2006, which date subsequently was extended to December 22, 2006. If they fail to do so, the contract terminates. Globalstar must obtain the consent of its lenders to establish the escrow account. Payments under the contract will begin in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless Globalstar elects to accelerate the delivery of the second batch of satellites. The contract requires Alcatel to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless Globalstar elects to accelerate deliveries. If Globalstar elects to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010.

On December 5, 2006, Thermo Funding Company purchased an additional 2,000,000 shares of the Company’s common stock under its irrevocable standby stock purchase agreement for an aggregate purchase price of approximately $32.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future operations, prospects, potential products, services, developments and business strategies.  These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” the negative of such terms or other comparable terminology.  Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this report regarding matters that are not historical facts, involve predictions. These and similar statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by the statements. Such risks and uncertainties include, among others, those listed in Part II Item 1A “Risk Factors” of this Report.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

This Management Discussion and Analysis of Financial Condition should be read in conjunction with the Management Discussion and Analysis of Financial Condition and information included in our Registration Statement on Form S-1.

Overview

We are a leading provider of mobile voice and data communication services via satellite. Our communications platform extends telecommunications beyond the boundaries of terrestrial wireline and wireless telecommunications networks to serve our customer’s desire for connectivity and reliable service at all times and locations. Using in-orbit satellites and ground stations, which we call gateways, we offer voice and data communications services to government agencies, businesses and other customers in over 120 countries.

In early 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. We were formed in Delaware in November 2003 for the purpose of acquiring substantially all the assets of Old Globalstar and its subsidiaries. With Bankruptcy Court approval, we acquired Old Globalstar’s assets and assumed certain of its liabilities in a two-step transaction, with the first step completed on December 5, 2003, and the second step on April 14, 2004 (the “Reorganization”). On January 1, 2006, we elected to be taxed as a C corporation, and on March 17, 2006, we converted from a Delaware limited liability company to a Delaware corporation.

Material Trends and Uncertainties. Our satellite communications business, by providing critical, reliable mobile communications to our subscribers, serves principally the following markets: government, public safety and disaster relief; recreation and personal; maritime and fishing; business, financial and insurance; natural resources, mining and forestry; oil and gas; construction; utilities; and transportation. Both our industry and our own subscriber base have been growing rapidly as a result of:

•                  favorable market reaction to new pricing plans with lower service charges;

•                  awareness of the need for remote and reliable communication services;

•                  increased demand for reliable communication services by disaster and relief agencies and emergency first responders;

•                  improved voice and data transmission quality; and

•                  a general reduction in prices of user equipment.

In addition, our industry as a whole has benefited from the improved financial condition of most industry participants following their financial reorganizations or conversions to private ownership.

Nonetheless, we face a number of challenges and uncertainties, including:

• Constellation life and health.    Our current satellite constellation is aging. We plan to launch our eight spare satellites during 2007. Assuming these launches are successful, we believe our current satellite constellation will provide a commercially acceptable quality of service into 2010. However, nine of our satellites have failed in orbit and others have encountered problems that, to date, have been remedied. If the health of our current constellation were to decline more rapidly than we expect and we were unable to offer commercially acceptable service until we can deploy our second-generation constellation, which we expect to do beginning in 2009, our number of subscribers, revenue and cash flow would be negatively impacted.

• Competition and pricing pressures.    We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat plans to commence offering satellite services to handheld devices in the United States around 2008, and several competitors, such as ICO Global Communications Company, have received financing to deploy new satellite constellations. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, increased cost per gross addition, higher churn rates, and, ultimately, decreased profitability and cash flows.

• Technological changes.    It is difficult for us promptly to match major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time consuming and very expensive. Approximately 43% of our total assets at September 30, 2006 represented fixed assets. Although we believe our current technology and fixed assets are competitive with those of our competitors, and we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we are vulnerable to the unexpected introduction of superior technology by our competitors.

• Capital expenditures.    Launching our eight spare satellites to augment our current constellation will cost approximately $110.0 million, of which $65.9 million had been paid or accrued by September 30, 2006. We plan to fund the balance of this cost from the sale of our common stock to Thermo Funding Company pursuant to its irrevocable standby stock purchase agreement described under “Liquidity and Capital Resources—Irrevocable Standby Stock Purchase Agreement.” Procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost $1.0 to $1.2 billion, which we expect will be reflected in capital expenditures through 2014. On November 30, 2006, we entered into a  €661.0 million (approximately $871.0 million) contract with Alcatel Alenia Space France (“Alcatel”) for the construction of our second-generation constellation. See “Liquidity and Capital Resources — Contractual Obligations and Commitments.” We plan to fund approximately $400.0 million of the total $1.0 to $1.2 billion from the proceeds of our initial public offering, the $100.0 million delayed draw term loans under our credit agreement and the remaining proceeds from sales of our common stock under the standby stock purchase agreement. We plan to fund the remaining cost of approximately $600.0 million to $800.0 million from cash generated by our business. If our future revenues or profitability are substantially below our expectations or the conditions requiring Thermo Funding Company to purchase the stock do not occur and Thermo Funding Company does not elect to purchase the stock during the term of the irrevocable standby stock purchase agreement, we will require additional financing, which may be difficult or expensive to obtain, or we will have to modify our plans. Additionally, because substantially all of these costs will be capitalized, the resulting increase in our non-cash depreciation expense could have a material adverse effect on our future results of operations.

• Introduction of new products.    We work continuously with the manufacturers of the products we sell to offer our customers innovative and improved products. Virtually all engineering, research and development costs of these new products are paid by the manufacturers. However, to the extent the costs are reflected in increased inventory costs to us, and we are unable to raise our prices to our subscribers correspondingly, our margins and profitability would be reduced.

• Fluctuations in interest and currency rates.    Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs. A substantial portion of our revenue (34% in the first nine months of 2006) is denominated in foreign currencies. In addition, the contract for the launch of our spare satellites and a substantial majority of our obligations under the contract for our second-generation constellation are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures.

Ancillary Terrestrial Component (ATC).  ATC is the integration of a satellite-based service with a terrestrial wireless service resulting in a hybrid mobile satellite services.  The ATC network would extend our services to urban areas and inside buildings where satellite services currently are impractical.  We believe we are at the forefront of ATC development and are actively working to be among the first market entrants.  To that end we are considering a range of options for rollout of our ATC services.  We are exploring selective opportunities with a variety of media and communication companies to capture the full potential of our spectrum and ATC license.

Service Revenues. We earn revenues primarily from the sale of satellite communications services to direct customers, resellers and independent gateway operators. These services include mobile and fixed voice and data services and asset tracking and monitoring services. We generated approximately 71% and 65% of our consolidated revenues from the sale of our satellite communication services for the three and nine months ended September 30, 2006, respectively, compared to 55% and 63% for the same periods in 2005.  The increase in service revenue as a percentage of total revenue resulted primarily from a continued growth in our core markets in North America and rapidly growing subscriber base, which grew from approximately 184,000 at September 30, 2005 to approximately 256,000 at September 30, 2006.

Subscriber Equipment Sales Revenue. We also sell related voice and data equipment to our customers. We generated approximately 29% and 35% of our consolidated revenues from the sale of our satellite communication equipment for the three and nine months ended September 30, 2006, respectively, compared to 45% and 37% for the same periods in 2005. As a percentage of our revenue, equipment sales decreased in 2006 as compared to 2005 primarily as a result of robust equipment sales in 2005 related to that year’s active hurricane season.

The table below sets forth amounts and percentages of our revenue by type of service and subscriber equipment sales for the three and nine months ended September 30, 2006 and 2005.

	3 Months ended September 2006		3 Months ended September 2005		9 Months ended September 2006		9 Months ended September 2005
	Revenue	% of Total Rev	Revenue	% of Total Rev	Revenue	% of Total Rev	Revenue	% of Total Rev

Service Revenue:
Mobile	$22,414	58%	$17,526	43%	$54,345	51%	$43,501	48%
Fixed	2,102	5%	1,799	4%	5,908	5%	4,721	5%
Data	444	1%	270	1%	1,122	1%	823	1%
Simplex	491	1%	211	1%	1,218	1%	461	1%
IGO	1,991	5%	1,861	5%	5,883	5%	5,525	6%
Other(1)	207	1%	543	1%	1,375	1%	2,144	2%
Total Service Revenue	27,649	71%	22,210	55%	69,851	65%	57,175	63%

Subscriber Equipment Sales:
Mobile	6,036	16%	12,413	31%	19,001	18%	19,574	22%
Fixed	1,706	4%	1,246	3%	4,821	4%	3,212	4%
Data	615	2%	378	1%	1,812	2%	759	1%
Accessories/Misc	2,689	7%	4,303	11%	11,951	11%	10,155	11%
Total Subscriber Equipment Sales	11,046	29%	18,340	45%	37,585	35%	33,700	37%

Total Revenue	$38,695	100%	$40,550	100%	$107,436	100%	$90,875	100%

(1) Includes Engineering Services and activation fees

Operating Expenses. Our operating expenses are comprised principally of:

•                  Cost of services, which are costs directly related to the operation and maintenance of our network, such as satellite tracking and monitoring, gateway monitoring, trouble shooting and sub-system maintenance, and the ordering, billing and provisioning of our services, including customer care and phone activations;

•                  Cost of subscriber equipment sales, which is the recognition of inventory carrying cost into expense when equipment is sold;

•                  Marketing, general and administrative expenses, which are the salaries and related costs, including expenses related to our 2006 Equity Incentive Plan and other employee benefits, for employees other than those involved in operations and engineering, and the marketing and administrative costs of operating our business; and

•                  Depreciation and amortization, which represent the depreciation and amortization of our space and ground facilities, property and equipment, as well as amortization of certain intangible assets.

Our increased sales and number of subscribers have caused increases both in our cost of subscriber equipment and in our marketing, general and administrative expenses. We expect to experience growth in general and administrative costs associated with increased revenue, such as bad debt allowance, human resources and collections, as well as costs associated with being a public company including compliance costs related to the requirements of the Sarbanes-Oxley Act. We anticipate these compliance costs will be approximately $1.0 to $1.5 million in 2007. We expect the rate of growth of these costs to be substantially lower than the growth rate of our revenue. Acquisition of new fixed assets, especially gateways acquired from independent gateway operators and new gateways built by us, has increased our depreciation and amortization expense.

Compensation Expense. On November 10, 2006, the compensation committee of our board of directors authorized restricted stock and restricted stock unit awards for an aggregate of approximately 296,000 shares of Common Stock to substantially all our employees (see Note 13 to the unaudited interim consolidated financial statements). As a result of these awards, we will incur a pre-tax non-cash charge of approximately $1.2 million in the fourth quarter of 2006 and approximately $3.5 million will be amortized over the shares’ remaining three-year vesting period.

Operating Income. Our operating income grew from an operating income of $12.5 million for the nine months ended September 30, 2005, to operating income of $14.5 million for the nine months ended September 30, 2006. Our operating income grew between 2005 and 2006 due principally to increased revenue which resulted from growth in our number of subscribers from approximately 184,000 to 256,000.

Independent Gateway Acquisition Strategy

Currently 16 of the gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway strategy to establish operations in multiple territories with reduced demands on its capital. In addition, for political or other reasons, there are territories in which it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

We have acquired, and intend to continue to pursue the acquisition of, independent gateway operators when we believe we can do so on favorable terms. We believe that these acquisitions can enhance our results of operations in three respects. First, we believe that, with our greater financial and technical resources, we can grow our subscriber base and revenue faster than some of the independent gateway operators. Second, we realize greater margin on retail sales to individual subscribers than we do on wholesale sales to independent gateway operators. Third, we believe expanding the territory we serve directly will better position us to market our services directly to multinational customers who require a global communications provider. However, acquisitions of independent gateway operators do require us to commit capital for acquisition of their assets, as well as management resources and working capital to support the gateway operations, and therefore increase our risk in operating in these territories directly rather than through the independent gateway operators. In addition, operating the acquired gateways increases our marketing, general and administrative expenses. Our credit agreement limits to $25.0 million the aggregate amount we may invest in foreign acquisitions without the consent of our lenders.

In February 2005, we purchased the Venezuela gateway for $1.6 million in cash to be paid over four years. Effective January 1, 2006, we acquired the Central American gateway and other real property assets for $5.2 million, paid, or to be paid, as explained in Note 3 to the unaudited interim consolidated financial statements. See also “Liquidity and Capital Resources - Contractual Obligations and Commitments” below. Because independent gateway operations vary in size and value, we are unable to predict the timing or cost of further acquisitions.

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our earnings and cash flows. These key performance indicators include:

•                  total revenue, which is an indicator of our overall business growth;

•                  subscriber growth and churn rate, which are both indicators of the satisfaction of our customers;

•                  average revenue per user, which is an indicator of our ability to obtain effectively long-term, high-value customers;

•                  operating income, which is an indication of our performance and liquidity;

•                  EBITDA, which is an indicator of our financial performance; and

•                  capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Seasonality

Our results of operations are subject to seasonal usage changes. April through October are typically our peak months for service revenues and equipment sales. Government customers in North America tend to use our services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our revenues and expenses for the periods reported and the reported amounts of our assets and liabilities, including contingent assets and liabilities, as of the date of the financial statements. We evaluate our estimates and judgments, including those related to revenue recognition, inventory, long-lived assets, income taxes and pension obligations, on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe the following accounting policies are most important to understanding our financial results and condition and require complex or subjective judgments and estimates.

Revenue Recognition

Customer activation fees are deferred and recognized over four to five year periods, which approximates the estimated average life of the customer relationship. We periodically evaluate the estimated customer relationship life. Historically, changes in the estimated life have not been material to our financial statements.

Monthly access fees billed to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan, are billed on the first day of each monthly bill cycle. Airtime minute fees in excess of the monthly access fees are billed in arrears on the first day of each monthly billing cycle. To the extent that billing cycles fall during the course of a given month and a portion of the monthly services has not been delivered at month end, fees are prorated and fees associated with the undelivered portion of a given month are deferred.

We also provide certain engineering services to assist customers in developing new technologies related to our system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred.

Our Liberty Plans were introduced on a limited basis in August 2004 and broadly introduced during the second quarter of 2005. These Plans grew substantially in 2005 and 2006. These Plans require users to pre-pay usage charges for the entire Plan period, generally 12 months, which results in the deferral of certain of our revenues. Under our revenue recognition policy for Liberty Plans, we defer revenue until the earlier of when the minutes are used or when these minutes expire. Any unused minutes are recognized as revenue at the expiration of a Plan. Most of our customers have not used all the minutes that are available to them or have not used them at the pace anticipated, which, with the rapid acceptance of our Liberty Plans, has caused us to defer increasingly large amounts of service revenue. At September 30, 2006, our deferred revenue aggregated approximately $22.5 million. Accordingly, we expect significant revenues from 2005 and 2006 purchases of Liberty Plans to be recognized during the remainder of 2006 and in 2007 as the minutes are used or expire.

We own and operate our satellite constellation and earn a portion of our revenues through the sale of airtime minutes on a wholesale basis to the independent gateway operators. Revenue from services provided to independent gateway operators is recognized based upon airtime minutes used by customers of independent gateway operators and contractual fee arrangements. Where collection is uncertain, revenue is recognized when cash payment is received.

Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

In December 2002, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on EITF Issue No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverables.’’ EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to account separately for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria.

Inventory

Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. Inventory acquired on December 5, 2003, through the Old Globalstar bankruptcy proceedings, was stated at fair value at the date of our acquisition. Subsequent inventory transactions are stated at the lower of cost or market. At the end of each quarter, product sales and returns from the previous twelve months are reviewed and any excess and obsolete inventory is written off. Cost is computed using the first-in, first-out (FIFO) method. Inventory allowances for inventories with a lower market value or that are slow moving are recorded in the period of determination.

Globalstar System, Property and Equipment

Our Globalstar System assets include costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites, including in-orbit spare satellites, which we refer to as the space segment, and primary and backup terrestrial control centers and gateways, which we refer to as the ground segment. Loss from an in-orbit failure of a satellite is recognized as an expense in the period it is determined that the satellite is not recoverable.

The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the space segment and ground segment, taken as a whole, may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

Property and equipment acquired by us on December 5, 2003 in the Old Globalstar bankruptcy proceedings was recorded based on our allocation of acquisition cost. Because the acquisition cost of these assets was substantially below their historic cost or replacement cost, current depreciation and amortization costs have been reduced substantially for GAAP purposes, thereby increasing net income or decreasing net loss. As we increase our capital expenditures, especially to procure and launch our second-generation satellite constellation, we expect GAAP depreciation to increase substantially. Depreciation is provided using the straight-line method over the estimated useful lives. For this purpose, we have estimated that our satellites have an estimated useful life of 10 years from commencement of service, or through December 31, 2009. To verify the life of our satellites, we commissioned a report by an independent consultant to assess the health and life of our current constellation. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the term of the lease, generally five years. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

Income Taxes

Until January 1, 2006, we were treated as a partnership for U.S. tax purposes. Generally, our taxable income or loss, deductions and credits were passed through to our members. We did have some corporate subsidiaries that required a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Effective January 1, 2006, we elected to be taxed as a C corporation in the United States. When an enterprise changes its tax status from non-taxable to taxable, under SFAS No. 109 the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, we recognized a gross deferred tax asset of $204.2 million and a gross deferred tax liability of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. We determined that it was more likely than not that we would not recognize the entire deferred tax asset; therefore, we established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million. We monitor the situation to ensure that, if and when we are more likely than not to be able to utilize more of the deferred tax asset, we will be able to reduce the valuation allowance accordingly.

Spare and Second-Generation Satellites and Launch Costs

Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to 2002, Old Globalstar recorded an impairment of these costs, and at December 31, 2002 they were carried at $24.2 million. All eight satellites have been completed and are being readied for launch. Depreciation of these assets will not begin until the satellites are placed in service. As of September 30, 2006 and December 31, 2005, these assets were recorded at $66.6 million and $3.0 million, respectively, of which $0.9 million was based on our allocation of the Reorganization cost on December 5, 2003. As of September 30, 2006 and December 31, 2005, capitalized interest included within spare and second-generation satellites and launch costs was $920,000 and $0, respectively. The amount of interest capitalized during each of the three and nine month periods ended September 30, 2006 was $920,000. No interest was capitalized during 2005. We expect to launch these eight additional satellites during 2007.

We have initiated the process of procuring our second-generation satellite constellation and had incurred costs of approximately $0.8 million as of September 30, 2006. Depreciation of these assets will not begin until the satellites are placed in service. The constellation will have an estimated useful life of 15 years and will be depreciated over that time period. See “Liquidity and Capital Resources - Contractual Obligations and Commitments” for further details.

Pension Obligations

We have various company-sponsored retirement plans covering certain current and past U.S.-based employees. Until June 1, 2004, substantially all of Old Globalstar’s and our employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral, Inc. (the ‘‘Loral Plan’’), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan as of October 23, 2003. Prior to October 23, 2003, benefits for the Loral Plan were generally based upon compensation, length of service with the company and age of the participant. On June 1, 2004, the assets and frozen pension obligations of the segment attributable to our employees were transferred into a new Globalstar Retirement Plan (the ‘‘Globalstar Plan’’). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. Our funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations.

We account for our defined benefit pension and life insurance benefit plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, which require that amounts recognized in financial statements be determined on an actuarial basis. Pension benefits associated with these plans are generally based primarily on each participant’s years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We utilize the services of a third party to perform these actuarial calculations.

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension plan. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 5.5% to be appropriate as of December 31, 2005, which is a reduction of 0.25 percentage points from the rate used as of December 31, 2004. An increase of 1.0% in the discount rate would have decreased our plan liabilities as of December 31, 2005 by $1.6 million and a decrease of 1.0% could have increased our plan liabilities by $2.0 million.

A significant element in determining our pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, our assumption for the expected return on plan assets was 7.5% for 2005.

The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. This is also true of changes to actuarial assumptions. As of December 31, 2005, we had net unrecognized pension actuarial losses of $2.6 million. These amounts represent potential future pension and postretirement expenses that would be amortized over average future service periods.

Derivative Instrument

We utilize a derivative instrument in the form of an interest rate swap agreement to minimize our risk from interest rate fluctuations related to our variable rate credit agreement. We use the interest rate swap agreement to manage risk and not for trading or other speculative purposes. At the end of each accounting period, we record the derivative instrument on our balance sheet as either an asset or a liability measured at fair value. The interest rate swap agreement does not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement are recognized as “Interest rate derivative gain (loss)” over the life of the agreement.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,
	2006	2005	% Change
Revenue:
Service revenue	$27,649	$22,210	24%
Subscriber equipment sales	11,046	18,340	-40%
Total revenue	38,695	40,550	-5%

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,695	5,465	23%
Cost of subscriber equipment sales	10,902	16,057	-32%
Marketing, general and administrative	10,543	12,053	-13%
Depreciation and amortization	1,726	786	120%
Impairment of assets	—	75	-100%
Total operating expenses	29,866	34,436	-13%

Operating income	8,829	6,114	-4%

Other income (expense):
Interest income	80	56	43%
Interest expense	(148)	(50)	196%
Interest rate derivative gain (loss)	(2,919)	—	-100%
Other income (expense)	(84)	(119)	-29%
Total other income (expense)	(3,071)	(113)	2618%

Income before income taxes	5,758	6,001	-4%
Income tax expense (benefit)	3,057	(1,871)	N/A

Net income	$2,701	$7,872	-66%

Revenue.  Total revenue decreased by $1.9 million, or approximately 5%, to $38.7 million for the three months ended September 30, 2006, from $40.6 million for the three months ended September 30, 2005, due principally to the unusually high subscriber equipment sales in the third quarter of 2005 related to the active hurricane season, which was not repeated in 2006.  The decrease in equipment revenue was partially offset by an increase in service revenue.  Our average retail revenue per user during the three months ended September 30, 2006 decreased by 7% to $69.40 from $74.88 for the three months ended September 30, 2005. This decline resulted from the rapid acceptance of our Liberty Plans, which were introduced in the second quarter of 2005 and which allow subscribers to pay for a year of service in advance. Liberty Plans reduce current period revenue because revenue is not recognized until minutes are used or expire. Unused minutes are recognized as revenue at the expiration of a Plan. Subscribers generally do not use all of the minutes for which they have paid. Accordingly, we generally expect an increase in our average retail revenue per user in later periods as the minutes related to Liberty Plans sold in prior periods are used or expire. Average monthly subscriber churn dropped to 0.9% for the three months ended September 30, 2006 compared to 1.0% for the three months ended September 30, 2005.

Service Revenue. Service revenue increased $5.4 million, or approximately 24%, to $27.6 million for the three months ended September 30, 2006, from $22.2 million for the three months ended September 30, 2005. This increase was driven by a 39% subscriber growth over the twelve month period from September 30, 2005 to September 30, 2006.

Subscriber Equipment Sales. Subscriber equipment sales decreased by $7.3 million, or approximately 40%, to $11.0 million for the three months ended September 30, 2006, from $18.3 million for the three months ended September 30, 2005. This decrease was due to the high volume of equipment sales in the third quarter of 2005 as a result of an active hurricane season.

Operating Expenses. Total operating expenses decreased $4.6 million, or approximately 13%, to $29.9 million for the three months ended September 30, 2006, from $34.4 million for the three months ended September 30, 2005. This decrease was due primarily to higher cost of subscriber equipment in the third quarter of 2005 consistent with higher equipment sales in the same period.

Cost of Services. Our cost of services increased $1.2 million, or approximately 23%, to $6.7 million for the three months ended September 30, 2006, from $5.5 million for the three months ended September 30, 2005. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase for the three months ended September 30, 2006 over the three months ended September 30, 2005 was the result of the timing of certain maintenance costs and the addition of headcount and operating costs related to the acquisition of our Central American gateway.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $5.2 million, or approximately 32%, to $10.9 million for the three months ended September 30, 2006, from $16.1 million for the three months ended September 30, 2005. This decrease was due to higher equipment sales in 2005 related to an active hurricane season as compared to the same period in 2006.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased $1.5 million, or approximately 13%, to $10.5 million for the three months ended September 30, 2006, from $12.1 million for the three months ended September 30, 2005. This decrease was due primarily to commission expenses in the third quarter of 2005 related to increase in sales due to an active hurricane season as compared to the same period in 2006.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 120%, to $1.7 million for the three months ended September 30, 2006, from $0.8 million for the three months ended September 30, 2005. This increase was due primarily to the addition of depreciation associated with our Sebring, Florida gateway, which became operational in July 2005, and our gateway in Central America, which was acquired in 2006.

Operating Income.  Operating income increased $2.7 million, or approximately 44%, to $8.8 million for the three months ended September 30, 2006, from $6.1 million for the three months ended September 30, 2005. The increase was due to the increased service revenue which grew $5.4 million, or 24%, more than offsetting a decline in our equipment margin. The total of our cost of services and marketing, general and administrative expenses remained relatively flat.

Interest Income. Interest income increased less than $0.1 million for the three months ended September 30, 2006. This increase was due to increased cash balances on hand and higher yields on those balances.

Interest Expense. Interest expense increased by $0.1 million, to $0.15 million for the three months ended September 30, 2006 from $0.05 million for the three months ended September 30, 2005. This increase was due to increased interest expense related to our credit facilities.

Interest Rate Derivative Gain (Loss). For the three months ended September 30, 2006, interest rate derivative gain (loss) consists of a $2.9 million change in the fair value of the interest rate swap agreement. In July 2006, in connection with entering into our credit agreement, which provides for interest at a variable rate, we entered into a five-year interest rate swap agreement to minimize the risk of variability in our borrowing costs over the term of our credit agreement. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The interest rate swap agreement does not qualify for hedge accounting and the changes in its fair value are recorded as “Interest rate derivative gain (loss)” over the life of the agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other expense changed by less than $0.1 million for the third quarter of 2005 as compared to the third quarter of 2006.

Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2006 was $3.1 million, an increase of $4.9 million from last year. For the three months ended September 30, 2005, we and our domestic subsidiaries were treated as a partnership for U.S. income tax purposes and, thus, we did not have a tax provision for the domestic entities. Our Canadian subsidiary reported a net deferred tax benefit of $2.1 million as a result of reversing its remaining valuation allowance against its deferred tax assets. On January 1, 2006, we elected to be taxed as a C corporation for U.S. income tax purposes.

Net Income. Our net income decreased $5.2 million to $2.7 million for the three months ended September 30, 2006, from $7.9 million for the three months ended September 30, 2005. This decrease resulted primarily from our income tax expense and interest rate derivative loss described above.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005	% Change
Revenue:
Service revenue	$69,851	$57,175	22%
Subscriber equipment sales	37,585	33,700	12%
Total revenue	107,436	90,875	18%

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	20,583	19,245	7%
Cost of subscriber equipment sales	36,671	28,273	30%
Marketing, general and administrative	31,234	28,679	9%
Depreciation and amortization	4,424	2,026	118%
Impairment of assets	—	114	-100%
Total operating expenses	92,912	78,337	19%

Operating income	14,524	12,538	16%

Other income (expense):
Interest income	446	118	278%
Interest expense	(256)	(244)	5%
Interest rate derivative gain (loss)	(2,919)	—	-100%
Other income (expense)	(1,844)	(657)	181%
Total other income (expense)	(4,573)	(783)	484%

Income before income taxes	9,951	11,755	15%
Income tax expense (benefit)	(14,402)	1,027	N/A

Net income	$24,353	$10,728	127%

Revenue.  Total revenue increased by $16.6 million, or approximately 18%, to $107.4 million for the nine months ended September 30, 2006, from $90.9 million for the nine months ended September 30, 2005, due principally to the growth in service revenue related to the additional 72,000 net subscribers we added between September 30, 2005 and September 30, 2006.  Our average retail revenue per user during the nine months ended September 30, 2006 decreased by 11% to $61.61 from $69.55 for the nine months ended September 30, 2005. This decline resulted from the rapid acceptance of our Liberty Plans, which were introduced in the second quarter of 2005 and which allow subscribers to pay for a year of service in advance. These pricing Plans were extensively purchased. Liberty Plans reduce current period revenue because revenue is not recognized until minutes are used or expire. Unused minutes are recognized as revenue at the expiration of a Plan. Subscribers generally do not use all of the minutes for which they have paid. Accordingly, we expect an increase in our average retail revenue per user in later periods as the minutes related to Liberty Plans sold in prior periods are used or expire. Average monthly subscriber churn dropped slightly to 1.0% for the nine months ended September 30, 2006 compared to 1.1% in the nine months ended September 30, 2005.

Service Revenue. Service revenue increased $12.7 million, or approximately 22%, to $69.9 million for the nine months ended September 30, 2006, from $57.2 million for the nine months ended September 30, 2005. This increase was driven by our 39% subscriber growth over the twelve month period from September 30, 2005 to September 30, 2006 and increased usage of minutes related to the higher number of subscribers.

Subscriber Equipment Sales. Subscriber equipment sales increased by $3.9 million, or approximately 12%, to $37.6 million for the nine months ended September 30, 2006, from $33.7 million for the nine months ended September 30, 2005. This increase was driven by continued growth in the number of our subscribers and included sales of our Simplex appliqués and a large sale of fixed units.

Operating Expenses. Total operating expenses increased $14.6 million, or approximately 19%, to $92.9 million for the nine months ended September 30, 2006, from $78.3 million for the nine months ended September 30,

2005. This increase was due primarily to higher cost of subscriber equipment in 2006, consistent with the higher equipment sales described above.

Cost of Services. Our cost of services increased $1.3 million, or approximately 7%, to $20.6 million for the nine months ended September 30, 2006, from $19.2 million for the nine months ended September 30, 2005. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase was primarily a result of additional costs associated with adding the Sebring, Florida and Central American gateways to our network.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales increased $8.4 million, or approximately 30%, to $36.7 million for the nine months ended September 30, 2006, from $28.3 million for the nine months ended September 30, 2005. This increase was a result of higher volume of subscriber equipment sales in 2006 as compared to 2005.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $2.6 million, or approximately 9%, to $31.2 million for the nine months ended September 30, 2006, from $28.7 million for the nine months ended September 30, 2005. This increase was primarily the result of higher headcount and increased professional fees related to strengthening our internal control over financial reporting and preparing for compliance with Section 404 of the Sarbanes-Oxley Act by December 31, 2007 and to additional costs related to the consolidation of our Central American independent gateway operation.

Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million, or 118%, to $4.4 million for the nine months ended September 30, 2006, from $2.0 million for the nine months ended September 30, 2005. This increase was due primarily to the depreciation expense associated with our Sebring, Florida gateway, which became operational in July 2005, and our gateway in Central America, which was acquired in 2006.

Operating Income.  Operating income increased $2.0 million, or approximately 16%, to $14.5 million for the nine months ended September 30, 2006, from $12.5 million for the nine months ended September 30, 2005. The increase was due to our increased service revenue, which grew $12.7 million or 22%, and offset the effect of volume discounts on subscriber equipment sales. Our cost of services and marketing, general and administrative expenses increased $3.9 million or 8% due to the addition of gateways and increased headcount and professional fees.

Interest Income. Interest income increased $0.3 million for the nine months ended September 30, 2006. This increase was due to increased cash balances on hand and higher yields on those balances.

Interest Expense. Interest expense remained essentially flat between the nine months ended September 30, 2006 and 2005.

Interest Rate Derivative Gain (Loss). For the nine months ended September 30, 2006, interest rate derivative gain (loss) consists of a $2.9 million change in the fair value of the interest rate swap agreement. In July 2006, in connection with entering into our credit agreement, which provides for interest at a variable rate, we entered into a five-year interest rate swap agreement to minimize the risk of variability in our borrowing costs over the term of our credit agreement. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The interest rate swap agreement does not qualify for hedge accounting and the changes in its fair value are recorded as “Interest rate derivative gain (loss)” over the life of the agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other expense increased by $1.2 million to $1.8 million for the nine months ended September 30, 2006 as compared to $0.7 million for the nine months ended September 30, 2005.   The increase was primarily the result of large Euro denominated transactions related to the launch services contract with Starsem for our eight spare satellites scheduled to be launched in 2007.

Income Tax Expense (Benefit). For the nine months ended September 30, 2006 we had an income tax benefit of $14.4 million. For the nine months ended September 30, 2005 we had an income tax expense of $1.0 million. The $15.4 million increase was a result of a $21.4 million deferred tax benefit associated with electing to be taxed as a corporation on January 1, 2006.

Net Income. Our net income increased $13.6 million to $24.4 million for the nine months ended September 30, 2006, from $10.7 million for the nine months ended September 30, 2005. This increase resulted from our income tax benefit described above.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Net cash from operating activities	$12,828	$4,888
Net cash from investing activities	(60,149)	(6,542)
Net cash from financing activities	44,925	3,125
Effect of exchange rate changes on cash	(164)	493
Net increase (decrease) in cash and cash equivalents	$(2,560)	$1,964

Our principal sources of liquidity are our credit agreement and the irrevocable standby stock purchase agreement discussed below, our existing cash and internally generated cash flow from operations.

Our principal short-term liquidity needs are to fund our working capital ($31.0 million at September 30, 2006, which our management believes is sufficient for our present requirements), to pay amounts due within 12 months for the launch of our eight spare satellites (approximately $44.1 million) and to make initial payments to procure our second-generation satellite constellation and upgrade our gateways and other ground facilities, in a total amount not yet determined, but which will include up to $104.8 million to Alcatel by December 2007 under the purchase contract for our second-generation satellites.  We expect to fund these requirements with cash on hand ($17.7 million at September 30, 2006), future cash flows from operations, proceeds from the sale of our common stock to Thermo Funding Company (whose remaining commitment under its irrevocable standby stock purchase agreement was $185.0 million at September 30, 2006 and $152.7 million at December 6, 2006), and borrowings under the revolving credit facility of our credit agreement (of which $26.7 million and $50.0 million were undrawn at September 30, 2006 and December 6, 2006, respectively).

We derive additional liquidity from our Liberty Plans, which provide for payment in advance of a full year of services.  Revenue is recognized as the services are provided or the contract expires.  As a result, cash flow from the sale of Liberty Plans precedes recognition of the associated revenues.

In assessing our liquidity, management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, the contractual rates that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.

Net Cash from Operating Activities

Net cash provided by operating activities for the nine month period ended September 30, 2006 increased to $12.8 million from $4.9 million for the nine month period ended September 30, 2005.  This increase was attributable primarily to a general increase in sales activity, which included expanded sales of Liberty plans, and rapid inventory turnover.

Net Cash from Investing Activities

Cash used in investing activities was $60.1 million for the nine months ended September 30, 2006, compared to $6.6 million for the same period in 2005. This increase was the result of capital expenditures for the scheduled launch of our eight spare satellites in 2007, construction of our new gateways in Alaska and starting work on our second-generation satellite constellation.  During the nine months ended September 30, 2006, we incurred costs related to the launch of our spare satellites and the development of our second-generation constellation in the amount of $56.2 million. The expenditures on property, plant and equipment decreased by $2.4 million to $3.8 million for the nine month period ended September 30, 2006 from $6.2 million for the comparable period in 2005 due primarily to increased construction activity on the Alaskan and Sebring gateways in the nine months ended September 30, 2005 than in the comparable period in 2006.

Net Cash from Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2006 increased by $41.8 million to $44.9 million from $3.1 million provided by financing activities the same period in 2005.  The increase was the result of drawing $23.3 million of the revolving credit facility under our credit agreement, receipt of $13.0 million from Thermo Capital Partners L.L.C. (“Thermo”) representing its remaining equity commitment in connection with the Reorganization, and receipt of $15.0 million from Thermo Funding Company for equity purchased pursuant to its irrevocable standby stock purchase agreement.

Capital Expenditures

Our capital expenditures consist primarily of upgrading our satellite constellation and gateways and other ground facilities. In 2005, we began construction of a new gateway in Wasilla, Alaska to cover the Alaskan territory and part of the Bering Sea. The Alaska gateway went into operation in July 2006. This gateway cost $4.8 million (excluding $0.8 million for the purchase of real property). In 2005, we also commenced capital expenditures for the launch of our eight spare satellites scheduled for 2007. The majority of the capital expenditures for this purpose will occur in 2006 and 2007. Through September 30, 2006, we had accrued or paid $65.9 million for this launch. The total expected cost for the launch of the spare satellites is approximately $110.0 million. On November 30, 2006, we entered into a contract with Alcatel for the construction of a second-generation satellite constellation. See “Contractual Obligations and Commitments” below. We intend to use cash flows from our operations, available liquidity from Thermo Funding Company’s irrevocable standby stock purchase agreement and funding available from our credit agreement to fund our capital expenditures.

Cash Position and Indebtedness

As of September 30, 2006, our total cash and cash equivalents were $17.7 million and we had total indebtedness of $24.2 million, compared to total cash and cash equivalents and total indebtedness at September 30, 2005 of $15.3 million and $0.9 million, respectively.

Credit Agreement

On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006.  The amended and restated credit agreement provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility.  The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009, but only if we have received aggregate net cash proceeds of $200.0 million from sales, after April 24, 2006, of our Common Stock (including sales pursuant to the irrevocable standby stock purchase agreement) prior to the draw date and if, after giving effect to the delayed draw term loan and thereafter at the end of each quarter while the delayed draw term loan is outstanding, our consolidated senior secured leverage ratio does not exceed 3.5 to 1.0. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $150.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent.  We have not received any commitments for these additional term loans.  These additional term loans may be incurred only if no event of default then exists, if we are in pro-forma compliance with all of the financial covenants of the credit agreement, and if, after giving effect thereto, our consolidated total leverage ratio does not exceed 5.5 to 1.0.

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011.  Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%.  At September 30, 2006, borrowings under the revolving credit facility bore interest of 11.5%. The Company had no borrowings under the revolving credit facility at December 6, 2006. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See “Note 16: Interest Rate Derivative” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. The loans may be prepaid without penalty at any time.

We are currently in compliance with the capital expenditure, liquidity and forward fixed charge coverage ratio tests described above and the other restrictive covenants of the amended and restated credit agreement.

Irrevocable Standby Stock Purchase Agreement

In connection with the execution of the initial Wachovia credit agreement on April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding Company pursuant to which it agreed to purchase under certain circumstances up to $200.0 million of our Common Stock at a price per share of approximately $16.17, without regard to any future increase or decrease in the trading price of the Common Stock. Thermo Funding Company’s obligation to purchase these shares is secured by the escrow of cash and marketable securities in an amount equal to 105% of its unfunded commitment.

The agreement terminates on the earliest of December 31, 2011, our payment in full of all obligations under the credit agreement or Thermo Funding Company’s purchase of all of the stock subject to its obligations under the agreement.  Thermo Funding Company may elect at any time to purchase any unpurchased stock. Thermo Funding Company elected to purchase 927,840 shares of Common Stock for an aggregate purchase price of approximately $15.0 million on June 30, 2006 and an additional 2,000,000 shares for an aggregate purchase price of approximately $32.3 million on December 5, 2006. We will not receive the entire remaining $152.7 million of proceeds of the sale of Common Stock subject to the irrevocable standby stock purchase agreement with Thermo Funding Company if the conditions requiring Thermo Funding Company to purchase the stock do not occur during the term of the agreement and Thermo Funding Company does not elect to purchase the stock voluntarily.

As required by the pre-emptive rights provisions contained in our former certificate of incorporation, we intend to offer our stockholders as of June 15, 2006 who are accredited investors (as defined under the Securities Act) and who received thirty-six or more shares of our common stock as a result of the Old Globalstar bankruptcy, the opportunity to participate in the transactions contemplated by Thermo Funding Company’s irrevocable standby stock purchase agreement on a pro rata basis on substantially the same terms as Thermo Funding Company, except that these stockholders will not be subject to the escrow requirements described above.  These stockholders, excluding stockholders who have waived their pre-emptive rights, will be entitled to purchase, and upon entering into a commitment may elect to purchase at any time thereafter, up to 785,328 additional shares of our common stock at approximately $16.17 per share in the pre-emptive rights offering.

We plan to use the proceeds from our amended and restated credit agreement and the irrevocable standby stock purchase agreement, cash generated by our business and proceeds from other equity sales or debt financings to fund the procurement and launch of our second-generation satellite constellation, upgrades to our gateways and other ground facilities and the launch of eight spare satellites to augment our current constellation, as well as for general corporate purposes.

Contractual Obligations and Commitments

During 2004, 2005 and the nine months ended September 30, 2006, we committed to purchase $186.7 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM.  At September 30, 2006, we had a remaining commitment to purchase $109.3 million of equipment from QUALCOMM, which included $16.9 million of inventory advances.  We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories.  We expect to fund this remaining commitment from our working capital and funds generated by our operations.

On June 1, 2004, we entered into a master services agreement with Space Systems/Loral, Inc. providing for various services related to preparing our eight spare satellites for launch. As of September 30, 2006, we had authorized Space Systems/Loral, Inc. to spend up to approximately $20.0 million related to this agreement and related task orders, and approximately $8.6 million of those charges had been incurred.

On September 19, 2005, we executed a contract with Starsem providing for Starsem to launch our eight spare satellites in two launches of four satellites each. As of September 30, 2006, we had incurred approximately $55.0 million in obligations to Starsem under the contract.  Full payment under the contract will be made in Euros by April

2007.  We estimate that the total cost of completing, testing and launching our eight spare satellites (including launch insurance) will be approximately $110.0 million, including payments to Starsem.

Pursuant to our agreement for the purchase of our Central American gateway, we are obligated either to redeem our common stock issued in the transaction for cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of the stock received. An additional 275,954 shares or approximately $3.9 million in cash could be distributed to the selling stockholders based upon the five day average closing price between November 15, 2006 and November 21, 2006 of $14.27.

On November 30, 2006, we and Alcatel entered into a definitive contract pursuant to which Alcatel will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Alcatel also will provide launch support services and mission operations support services. We will contract separately with other providers for launch services and launch insurance for the satellites. The total contract price will be approximately € 661.0 million (approximately $871.0 million at a conversion rate of € 1.00 = $1.3177), subject to reduction by approximately € 28.0 million (approximately $36.9 million) if we elect to accelerate construction and delivery of the second batch of satellites. Of the € 661.0 million, approximately € 620.0 million ($816.9 million) will be paid for the design, development and manufacture of the satellites and approximately € 41.0 million ($54.0 million) will be paid for launch and mission support services.  We are also obligated to pay Alcatel up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Alcatel’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. Approximately € 146.8 million ($190.0 million) of the purchase price may be paid by us in dollars at a fixed exchange rate of € 1.00 = $1.2940. The approximately € 12.4 million ($16.0 million) paid by us to Alcatel pursuant to an Authorization to Proceed dated October 5, 2006, as amended, will be credited against payments to be made by us under the contract. We will establish and maintain an escrow account with a commercial bank to secure its payment obligations under the contract, with the amount of the escrow account being not less than the next two quarterly payments required by the contract. The initial escrow deposit will be € 40.0 million. Globalstar and Alcatel were required to enter into an escrow agreement by December 12, 2006, which date subsequently was extended to December 22, 2006. If they fail to do so, the contract terminates. We must obtain the consent of our lenders to establish the escrow account. Payments under the contract will begin in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless we elect to accelerate the delivery of the second batch of satellites. The contract requires Alcatel to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless we elect to accelerate deliveries. If we elect to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010.

Distribution to Thermo

The operating agreement of Globalstar LLC required that we distribute $685,848 to Thermo at the time of our conversion to a Delaware corporation, which occurred on March 17, 2006.  This amount represented a deferred payment of interest that accrued from December 6, 2003 to April 14, 2004.  In connection with the negotiation of our credit agreement, Thermo agreed to defer receipt of this payment until the completion of our initial public offering.  As permitted by our credit agreement, we distributed the $685,848 to Thermo on December 12, 2006.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

The information provided under “Note 1: The Company and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are made primarily in U.S. dollars, Canadian dollars and Euros. In some cases insufficient supplies of U.S. currency require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. However, our credit agreement requires us to do so on terms reasonably acceptable to the administrative agent not later than 90 days after the end of any quarter in which more than 25% of our revenue is originally denominated in a single currency other than U.S. or Canadian dollars.

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments,” we have entered into a contract with Starsem to launch our eight spare satellites and a contract with Alcatel to construct  48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services. All payments under the Starsem contract, and a substantial majority of the payments under the Alcatel agreement, are denominated in Euros.

Our interest rate risk arises from our variable rate debt under our credit agreement, under which loans bear interest at a floating rate based on the U.S. prime rate or LIBOR. Assuming that we borrowed the entire $150.0 million in revolving and term debt available under our credit agreement, and without giving effect to the hedging arrangement described in the next sentence, a 1.0% change in interest rates would result in a change to interest expense of approximately $1.5 million annually. To hedge a portion of our interest rate risk, we have entered into a five-year interest rate swap agreement with respect to a $100.0 million notional amount at a fixed rate of 5.64%. See “Note 16: Interest Rate Derivative” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There were no material changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We plan to continue to prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 on December 31, 2007. As a result, we expect to make changes in our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial conditions. We are involved in certain litigation matters as discussed below. For more detailed information on litigation matters outstanding please see “Legal Proceedings” in our Registration Statement on Form S-1 and Note 14 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

On May 26, 2005, Loral, filed a motion for an order in its Delaware bankruptcy case under Rule 2004 seeking to compel us and certain affiliates and individuals to produce documents and appear for oral examination regarding our management of Government Services, LLC (“GSLLC”), our subsidiary formed to engage in certain sales to the U.S. government in which Loral held a 25% minority interest. On October 17, 2006 we and Loral agreed to settle the litigation. We paid $0.5 million in consideration to Loral to settle the litigation and acquired from Loral its 25% interest in GSLLC. We now own 100% of GSLLC. In addition, each party released the other with respect to certain matters in the original settlement agreement of July 10, 2003.  The Delaware court approved the settlement on November 22, 2006, and payment was made on December 4, 2006.

On January 13, 2006, Elsacom N.V., an independent gateway operator whose territories include portions of Central and Eastern Europe and North Africa, served us with a notice of arbitration pursuant to a dispute resolution provision in its Satellite Services Agreement. The dispute stems from our decision in the fall of 2005 to realign coverage of the two gateways serving Western and Central Europe. Elsacom has not specified the amount of damages that it is seeking. Elsacom asserts that the realignment diminishes its rights under its Satellite Services Agreement. We disagree and intend to defend our decision vigorously. The arbitration is scheduled to be held in January 2007.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as all of the information in this Report and our other past and future filings with the SEC, in evaluating and understanding us and our business.  Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified below may adversely affect our business in ways we do not currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Implementation of our business plan depends on increased demand for wireless communications services via satellite, both for our existing services and products and for new services and products. If this increased demand does not occur, our revenues and profitability may not increase as we expect.

Demand for wireless communication services via satellite may not grow, or may even shrink, either generally or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could impair our ability to sell our services and to develop and successfully market new services, could exert downward pressure on prices, or both. This, in turn, could decrease our revenues and profitability and our ability to increase our revenues and profitability over time.

We are licensed by the U.S. Federal Communications Commission (“FCC”) to provide an ancillary terrestrial component, known as ATC services, in combination with our existing communication services. If we can integrate ATC services with our existing business, we will be able to use the spectrum currently licensed to us to provide telecommunications through both our satellite and ground station system and through a terrestrial-based cellular system. If successful, this will allow us to address a broader market for our products and services by allowing us to provide communications services where satellite-based service is impractical, such as in urban areas and inside buildings, thereby increasing our revenue and profitability and the value of our licenses. However, neither we nor any other company has yet successfully integrated ATC services with satellite services, and we may be unable to do so. If we fail to do so, we will not obtain the benefits described above and any investment we make in developing ATC services will be lost.

The success of our business plan, including the integration of ATC services within our existing business, will depend on a number of factors, including:

•             the level of market acceptance and demand for all of our services;

•             our ability to introduce new services and products that meet this market demand;

•             our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;

•             our ability to control the costs of developing an integrated network providing related products and services;

•             our ability to integrate our satellite services with ATC services, to develop our second-generation satellites, and to upgrade our ground facilities consistent with various regulations governing ownership and operation of satellite assets and ATC services;

•             our ability to partner with others, if necessary, to maximize the value of our ATC license;

•             our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

•             our ability to maintain the health, capacity and control of our existing satellite network, including the successful launch of spare satellites;

•             our ability to contract for the design, construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control; and

•             the effectiveness of our competitors in developing and offering similar services and products.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our revenue and profitability.

For the nine months ended September 30, 2006, over 90% of our revenue was derived from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to continue to improve their ability to market our products and services successfully, our revenue and profitability may decrease.

We depend on independent gateway operators to market our services in important regions around the world. If the independent gateway operators are unable to do this successfully, we will not be able to grow our business in those areas as rapidly as we expect.

Although we derive most of our revenue from retail sales to end users in the United States, Canada, a portion of Western Europe, Central America and the northern portion of South America, either directly or through agents, dealers and resellers, we depend on independent gateway operators to purchase, install, operate and maintain gateway equipment, to sell phones and data user terminals, and to market our services in other regions where these independent gateway operators hold exclusive or non-exclusive rights. Not all of the independent gateway operators have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the independent gateway operators are not earning revenues sufficient to fund their operating costs. Although we have implemented a strategy for the acquisition of certain independent gateway operators when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to consolidate the independent gateway operators either because local regulatory requirements or business or cultural norms do not permit consolidation, because the expected revenue increase from consolidation would be insufficient to justify the transaction, or because the independent gateway operator will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those independent gateway operators do not fulfill their own business plans to increase substantially their sales of services and products.

We currently are unable to offer service in important regions of the world due to the absence of gateways in those areas, which is limiting our growth and our ability to compete.

Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to find capable independent gateway operators for several important regions and countries, including Central and South Africa, India, Malaysia and Indonesia, the Philippines and certain other parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the independent gateway operators have been unable to reach business arrangements with one another. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The hardware and software utilized in operating our gateways were designed and manufactured over 10 years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service. Although we maintain inventories of spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing this hardware and software, but we may not be successful in these efforts, and the cost may exceed our estimates. We may face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since the first Old Globalstar satellites were launched in 1998, nine have failed in orbit, and others may fail in the future. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. As our constellation has aged, the quality of our satellites’ signals has diminished, and may continue to diminish, adversely affecting the reliability of our service, which could adversely affect our results of operations, cash flow and financial condition. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge reflecting its net book value.

We have been advised by our customers and others of temporary intermittent losses of signal cutting off calls in progress or preventing completions of calls when made. If these problems increase, they could affect adversely our business and our ability to complete our business plan.

Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As a result, our in-orbit satellites may not be fully functioning at any time.

Old Globalstar launched our first-generation constellation beginning in 1998 and ending in 2000. Eight of our nine satellite failures have been attributed to a common anomaly in the satellite communications subsystem S-band antenna. This anomaly has occurred in 17 of our other satellites, a majority of which have been or are in the process of being returned to service. In part as a response to this anomaly, we reduced our operating constellation structure from a “Walker” 48 (six satellites in each of eight planes) to a “Walker” 40 (five satellites in each of eight planes). A majority of our satellites also have experienced other anomalies which have impacted services to customers and which may in the future limit the capacity of our existing network. We have filed a notice with the FCC to (i) make further changes to the structure of our constellation to maintain or improve its performance, (ii) accommodate the launch of our eight spare satellites and (iii) reposition our satellites within the constellation in order to optimize our service, which could result in degraded service during the repositioning period.

Although there are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures, whether such failures are caused by internal or external factors.

If we are unable to deploy our second-generation satellite constellation before our current satellite constellation ceases to provide commercially viable service, we will incur a decline in revenues and profitability.

We expect that our current satellite constellation will provide commercially viable service into 2010 and plan to deploy our second-generation satellite constellation beginning in 2009. If we are unable for any reason, including manufacturing or launch delays, launch failures, delays in receiving regulatory approvals or insufficient funds, to deploy our second-generation constellation before our current constellation ceases to provide commercially viable service, we are likely to lose subscribers, and will incur a decline in revenues and profitability as our ability to provide commercially viable service declines.

A natural disaster could diminish our ability to provide communications service.

Natural disasters could damage or destroy our ground stations resulting in a disruption of service to our customers. We currently have the technology to safeguard our antennas and protect our ground stations during natural disasters such as a hurricane, but the collateral effects of such disasters such as flooding may impair the functioning of our ground equipment. During the Gulf Coast hurricane activity in 2005, the operations at our gateway located in Sebring, Florida were impaired temporarily, causing a temporary degradation of the service level in the affected area. If a future natural disaster impairs or destroys any of our ground facilities, we may be unable to provide service to our customers in the affected area for a period of time.

In addition, even if our gateways are not affected by natural disasters, our service could be disrupted if a natural disaster damages the public switch telephone network or our ability to connect to the public switch telephone network.

We may not be able to launch our satellites successfully. Loss of a satellite during launch could delay or impair our ability to offer our services or reduce our revenues, and launch insurance, even if it is available, will not cover fully this risk.

We intend to insure the launch of our eight spare satellites to supplement our existing low earth orbit constellation, but we do not, and do not intend to, insure our existing satellites during their remaining in-orbit operational lives. We anticipate our eight spare satellites will be launched in 2007 on two rockets, each carrying four satellites. Launch insurance currently costs approximately 5% to 10% of the insured value of the satellite (including launch costs), but may vary depending on market conditions and the safety record of the launch vehicle. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming. Furthermore, the insurance does not cover lost revenue.

We expect any launch failure insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war, lasers, and other similar potential risks for which exclusions are customary in the industry at the time the policy is written.

If launch insurance rates were to rise substantially, our future launch costs would increase. In addition, in light of increasing costs, the scope of insurance exclusions and limitations on the nature of the losses for which we can obtain insurance, or other business reasons, we may conclude that it does not make business sense to obtain third-party insurance and may decide to pursue other strategies for mitigating the risk of a satellite launch failure, such as purchasing additional spare satellites or obtaining relaunch guaranties from the launch provider. It is also possible that insurance could become unavailable, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage, in which event we would bear the risk of launch failures.

Our business plan includes exploiting our ATC license by combining ATC services with our existing business. If we are unable to accomplish this effectively, our anticipated future revenues and profitability will be reduced and we will lose our investment in developing ATC services.

We plan to integrate ATC services with our existing satellite services and products, initially using our existing communications network, while developing a second-generation satellite network and upgrading our existing ground facilities. To date, neither we nor any other company has developed an integrated commercial network combining satellite services with ATC services, and we may be unable to do so.

Northern Sky Research L.L.C., a third party telecommunications industry research firm, estimates that development of a terrestrial network to provide ATC services could cost $2.5 to $3.0 billion in the United States alone. Therefore, full exploitation of our ATC opportunity probably will require us to form partnerships, service contracts or other joint venture arrangements with other telecommunications or spectrum-based service providers. We may not be able to establish such arrangements at all or on favorable terms and, if such arrangements are established, the other parties may not fulfill their obligations. If we are unable to form a suitable partnership or enter into a service contract or joint venture agreement, we may not be able to realize our plan to offer ATC services, which would limit our ability to expand our business and reduce our revenues and profitability. In addition, in such event we will lose any resources we have invested in developing ATC services, which may be substantial.

ATC spectrum access is limited by regulatory and technological factors. If we are unable to work within these limitations, our anticipated future revenues and profitability will be reduced, and we could lose all or much of our investment in developing ATC services.

We have been granted authority to use a finite quantity of radio spectrum for ATC services. Our ATC license currently is limited to 11 MHz, i.e., 5.5 MHz of spectrum in each of the L and S bands. Any ATC use of more than 11 MHz of spectrum would require a change in or waiver of FCC rules. No such change may occur and we may not receive any such waiver. In addition, our authority to provide ATC services is contingent on our continuing to offer satellite services to our customers. Accordingly, we must continue to provide communication between our satellites and the gateways when we commence providing ATC services through our network. If we are not able to manage our satellite and ATC spectrum use dynamically and efficiently, we may not be able to realize the full value of our ATC license.

The FCC rules governing ATC are relatively new and are subject to interpretation. These rules require ATC service providers to demonstrate that their mobile satellite and ATC services constitute an “integrated service offering.” The FCC has indicated that one means of meeting this requirement is through the use of dual-mode mobile satellite services/ATC handset phones. Although we believe we can obtain and sell dual-mode mobile satellite services/ATC handset phones that will comply with the ATC rules, the scope of ATC services that we will be permitted and required to provide under our existing FCC license is unclear and we may be required to seek amendments to our ATC license to execute our business plan. The development and operation of our ATC system may also infringe on unknown and unidentified intellectual property rights of other persons, which could require us to modify our business plan, thereby increasing our development costs and slowing our time to market. If we are unable to meet the regulatory requirements applicable to ATC services or develop or acquire the required technology, we may not be able to realize our plan to offer ATC services, which would decrease our revenues and profitability.

If the FCC were to reduce our existing spectrum allocation or impose additional spectrum-sharing requirements on us, our services and operations could be adversely affected.

Under the FCC’s plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and we do not believe anyone is requesting such an authorization. In July 2004, the FCC released new rules which require us to share 3.1 MHz of the 1610.25 to 1621.35 MHz portion of our uplink band with Iridium and the 2496 to 2500 MHz portion of our downlink band with operators providing broadband radio service. The FCC also asked for comment on whether Iridium should be allowed to share the 1616 to 1618.25 MHz portion of the 1.6 GHz band. Although we have continued to contest vigorously any proposed additional sharing of our spectrum, we may not retain exclusive use of all of our existing spectrum. If we are required to share additional frequency bands or if Iridium or an operator of a CDMA system uses these frequencies, it may cause interference with our signal and decrease the value of our spectrum.

Spectrum values historically have been volatile, which could cause the value of our company to fluctuate.

Our business plan is evolving and it may include forming strategic partnerships to maximize value for our spectrum, network assets and combined service offerings in the United States and internationally. Values that we may be able to realize from such partnerships will depend in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands historically have been volatile, and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability (e.g., via spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value of our spectrum authorizations, the value of our business and the price of our common stock.

We could lose market share and revenues as a result of increasing competition from companies in the wireless communications industry, including other satellite operators, and from the extension of land-based communication services.

We face intense competition in all of our markets, which could result in a loss of customers and lower revenues and make it more difficult for us to enter new markets.

There are currently five other satellite operators providing services similar to ours on a global or regional basis: Iridium L.L.C., Inmarsat, Mobile Satellite Ventures, Thuraya Satellite Communications Company and Asian Cellular Satellites. In addition, ICO Global Communications Company and TMI/TerreStar plan to launch their new satellite systems within the next few years. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand.

In April 2001, Iridium, our principal worldwide mobile satellite competitor, exited bankruptcy and resumed commercial service in competition with us. Iridium has a long-term contract from the United States Department of Defense. ICO Global Communications raised additional funding during 2005 to fund the construction of its 2 GHz satellite system and is expected to complete its system and compete with us in the future. TMI/TerreStar also holds a 2 GHz satellite license and is constructing a system that may compete with us in the future. In addition, we may face competition from new competitors or new technologies, which may materially adversely affect our business plan. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue as much as we expect.

In addition to our satellite-based competitors, terrestrial wireless voice and data service providers are expanding into rural and remote areas and providing the same general types of services and products that we provide through our satellite-based system. Many of these companies have greater resources, wider name recognition and newer technologies than we do. Industry consolidation could adversely affect us by increasing the scale or scope of our competitors and thereby making it more difficult for us to compete.

Although satellite communications services and ground-based communications services are not perfect substitutes, the two compete in certain markets and for certain services. Consumers generally perceive wireless voice communication products and services as cheaper and more convenient than satellite-based ones.

Additionally, the extension of terrestrial telecommunications services to regions previously underserved or not served by wireline or wireless services may reduce demand for our service in those regions. These land-based telecommunications services have been built more quickly than we anticipated; therefore, demand for our products and services may decline in these areas more rapidly than we assumed in formulating our business plan. This development has led, in part, to our efforts to identify and sell into geographically remote and certain vertical markets and further the deployment of user terminals and data products. If we are unable to attract new customers in these regions, our customer base may decrease, which could have a material adverse effect on our business prospects, financial condition and results of operations.

The loss of customers, particularly our large customers, may reduce our future revenues.

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, or for other reasons. Our top 10 customers for the three and nine months ended September 30, 2006 accounted for, in the aggregate, approximately 20.2% and 19.9% of our total revenues of $38.7 million and $107.4 million, respectively. For the three and nine months ended September 30, 2006, revenues from our largest customer were $ 1.8 million and $4.0 million, or 4.7% and 3.7% of our total revenues, respectively. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, it could result in a significant reduction in our profitability through the loss of revenues and the requirement to record additional costs to the extent that amounts due from these customers are considered uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Aggregate sales to U.S. government agencies constituted approximately 25% and 20% of our revenue for the three and nine months ended September 30, 2006, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty.

We may need additional capital to maintain our network and to pursue future growth opportunities. If we fail to obtain sufficient capital, we will not be able to complete our business plan.

Our business plan calls for the launch of spare and new satellites, upgrading our ground stations, phones and data terminals and entering into joint ventures to develop ATC and other international services and products. We believe the net proceeds from our initial public offering, together with cash on hand, cash generated from our operations and cash available under our credit agreement and irrevocable standby stock purchase agreement, will be sufficient to enable us to implement our business plan. If we are wrong, we may not be able to obtain in a timely manner sufficient funds to develop and launch such satellites, upgrade our ground component or develop our ATC services and products. If we do not generate the amount of cash we expect from our operations or do not receive the entire remaining commitment from the irrevocable standby stock purchase agreement with Thermo Funding Company, we will not be able to complete our current business plan, and will be required to revise the plan to one that can be accomplished with our available capital, which could make us less competitive and reduce our future revenue and profitability.

Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services, slow our expansion into new markets and subject our services to additional competitive pressures.

Our ownership and operation of wireless communication systems are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar local authorities. The rules and regulations of the FCC or these foreign authorities may change and not continue to permit our operations as presently conducted or as we plan to conduct such operations. For example, the FCC cancelled and has refused, to date, to reinstate our license for spectrum in the 2 GHz band. In addition, several terrestrial wireless companies are attempting to convince the FCC to modify adversely our license for spectrum in the S-band (2496-2500 MHz).

Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites or ground stations as required by our licenses and applicable government regulations could result in the imposition of government sanctions on us, up to and including cancellation of our licenses.

Our system must be authorized in each of the markets in which we or the independent gateway operators provide service. We and the independent gateway operators may not be able to obtain or retain all regulatory approvals needed for operations. For example, the company with which Old Globalstar contracted to establish an independent gateway operation in South Africa was unable to obtain an operating license from the Republic of South Africa and abandoned the business in 2001. Regulatory changes, such as those resulting from judicial decisions or adoption of treaties, legislation or regulation in countries where we operate or intend to operate, may also significantly affect our business. Because regulations in each country are different, we may not be aware if some of the independent gateway operators and/or persons with which we or they do business do not hold the requisite licenses and approvals.

Our current regulatory approvals could now be, or could become, insufficient in the view of foreign regulatory authorities, any additional necessary approvals may not be granted on a timely basis, or at all, in all jurisdictions in which we wish to offer services, and applicable restrictions in those jurisdictions could become unduly burdensome.

Our operations are subject to certain regulations of the United States State Department’s Office of Defense Trade Controls (i.e., the export of satellites and related technical data), United States Treasury Department’s Office of Foreign Assets Control (i.e., financial transactions) and the United States Commerce Department’s Bureau of Industry and Security (i.e., our gateways and phones). These regulations may limit or delay our ability to operate in a particular country. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in any country, we could be subject to sanctions that could affect, materially and adversely, our ability to operate in that country. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position.

If we do not develop, acquire and maintain proprietary information and intellectual property rights, it could limit the growth of our business and reduce our market share.

Our business depends on technical knowledge, and we believe that our future success is based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use certain of our work products, inventions, designs, software, systems and similar know-how. Although we have taken diligent steps to protect that information, the information may be disclosed to others or others may independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. Third parties may assert claims that our products or services infringe on their proprietary rights. Any such claims, if made, may prevent or limit our sales of products or services or increase our costs of sales. Although no third party has filed a lawsuit or asserted a written claim against us for allegedly infringing on its proprietary rights, such claims could be made in the future.

Much of the software we require to support critical gateway operations and customer service functions, including billing, is licensed from third parties, including QUALCOMM and Space Systems/Loral Inc., and was developed or customized specifically for our use. If the third party licensors were to cease to support and service the software, or the licenses were to no longer be available on commercially reasonable terms, it may be difficult, expensive or impossible to obtain such services from alternative vendors. Replacing such software could be difficult, time consuming and expensive, and might require us to obtain substitute technology with lower quality or performance standards or at a greater cost.

We face special risks by doing business in developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.

Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our mobile satellite services in developing countries or regions that are underserved by existing telecommunications systems, such as rural Venezuela and Central America. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions.

Although a majority of our revenues are received in U.S. dollars, and our independent gateway operators are required to pay us in U.S. dollars, limited availability of U.S. currency in some local markets or governmental controls on the export of currency may prevent an independent gateway operator from making payments in U.S. dollars or delay the availability of payment due to foreign bank currency processing and approval. In addition, exchange rate fluctuations may affect our ability to control the prices charged for the independent gateway operators’ services.

Fluctuations in currency exchange rates may adversely impact our financial results.

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. The contract for the launch of our eight spare satellites and a substantial majority of our obligations under the contract for our second-generation constellation are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 34% and 38% of our total sales were to customers in Canada and Europe during the three and nine months ended September 30, 2006, respectively. Approximately 38% and 45% of our total sales were to customers in Canada and Europe during the three and nine months ended September 30, 2005, respectively. Our results of operations for the three and nine months ended September 30, 2006 reflected a loss of $0.1 million and $1.8 million on foreign currency transactions, respectively. Our exposure to fluctuations in currency exchange rates will increase significantly as a result of our two satellite contracts. We may be unable to offset unfavorable currency movements as they adversely effect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

If we become subject to unanticipated foreign tax liabilities, it could materially increase our costs.

We operate in various foreign tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have retroactive effect.

We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.

We depend on QUALCOMM for gateway hardware and software, and also as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, which incorporates QUALCOMM proprietary technology. Ericsson OMC Limited and Telit, which until 2000 manufactured phones and other products for us, have discontinued manufacturing these products, and QUALCOMM may choose to terminate its business relationship with us when its current contractual obligations are completed in approximately three years. If QUALCOMM terminates this relationship, we may not be able to find a replacement supplier. Although the QUALCOMM relationship might be replaced, there could be a substantial period of time in which our products are not available and any new relationship may involve a significantly different cost structure, development schedule and delivery times.

We depend on Axonn L.L.C. (“Axonn”) to produce and sell the data modems through which we provide our Simplex service. These devices incorporate Axonn proprietary technology. If Axonn were to cease producing and selling these data modems, in order to continue to expand our Simplex service, we would either have to acquire from Axonn the right to have the modems manufactured by another vendor or develop a modem that did not rely on Axonn’s proprietary technology. We have no long-term contract with Axonn for the production and sale of these data modems.

Space Systems/Loral manufactured our eight spare satellites, all of which are being prepared for launch in 2007. Those satellites were acquired by Old Globalstar in 2003, as part of a settlement with Loral, and are now owned by us. We are dependent on third parties to test, prepare for launch and provide certain services in support of the launch of our spare satellites. We have contracted with Starsem to launch these satellites. We expect the cost of testing and launching these eight spare satellites (including launch insurance) to be approximately $110.0 million.

On November 30, 2006, we entered into an agreement with Alcatel to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services. We are dependant upon Alcatel to construct and provide launch support services related to these satellites.

Wireless devices may pose health and safety risks and, as a result, we may be subject to new regulations, demand for our services may decrease and we could face liability based on alleged health risks.

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennae. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. The U.S. Supreme Court recently declined to review a lower federal court’s decision remanding for trial in state courts several cases alleging such injuries. Our subsidiary, Globalstar USA, LLC, was a defendant in a similar case in a Georgia state court. Vodafone Americas, Inc. conducted our defense pursuant to a prior indemnification obligation. The plaintiff, on behalf of cellular consumers in Georgia, claimed that defendants

(cell phone manufacturers and operators) knew that their cell phone products emitted radio frequency radiation that posed future health risks. Based on the defendants’ failure to warn of such risks and alleged breaches of warranty, plaintiff sought a variety of monetary damages as well as headsets for each cell phone consumer in Georgia. In March 2005, the case was consolidated with four other cases in the United States District Court in Maryland. On January 30, 2006, because of the consolidation, the plaintiff voluntarily dismissed the Georgia state court case.

Although we do not believe that there is valid scientific evidence that use of our phones poses a health risk, courts or governmental agencies could find otherwise. Any such finding could reduce our revenues and profitability and expose us and other wireless providers to litigation, which, even if not successful, could be costly to defend.

If consumers’ health concerns over radio frequency emissions increase, they may be discouraged from using wireless handsets. Further, government authorities might increase regulation of wireless handsets as a result of these health concerns. The actual or perceived risk of radio frequency emissions could reduce our subscriber growth rate, reduce the number of our subscribers or impair our ability to obtain future financing.

Pursuing strategic transactions may cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions on an opportunistic basis, although no such transactions that would be financially significant to us are probable at this time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These may include legal, organizational, financial and other costs and risks.

In addition, if we were to choose to engage in any major business combination or similar strategic transaction, we may require significant external financing in connection with the transaction. Depending on market conditions, investor perceptions of us and other factors, we may not be able to obtain capital on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute our existing stockholders.

Our indebtedness could impair our ability to react to changes in our business and may limit our ability to use debt to fund future capital needs.

Our indebtedness could adversely affect our financial condition. If the $150.0 million in committed facilities under our credit agreement had been fully drawn at September 30, 2006, our indebtedness would have been $150.9 million. This would have resulted in annual interest expense of approximately $16.6 million, assuming an interest rate of 11.0%. Our indebtedness could:

•                  require us to dedicate a substantial portion of our cash flow from operations to principal payments on our debt in years when the debt matures, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

•                  result in an event of default if we fail to comply with the restrictive covenants contained in our credit agreement, which event of default could result in all of our debt becoming immediately due and payable;

•                  increase our vulnerability to adverse general economic or industry conditions because our debt could mature at a time when those conditions make it difficult to refinance and our cash flow is insufficient to repay the debt in full, forcing us to sell assets at disadvantageous prices or to default on the debt, and because a decline in our profitability could cause us to be unable to comply with the forward fixed charge coverage ratio in our credit agreement and result in a default on, and acceleration of, our debt; limit our flexibility in planning for, or reacting to, competition and/or changes in our business or our industry by limiting our ability to incur additional debt, to make acquisitions and divestitures or to engage in transactions that could be beneficial to us;

•                  restrict us from making strategic acquisitions, introducing new products or services or exploiting business opportunities; and

•                  place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

Furthermore, if an event of default were to occur with respect to our credit agreement or other indebtedness, our creditors could accelerate the maturity of our indebtedness. Our indebtedness under our credit agreement is secured by a lien on substantially all of our assets and the assets of our domestic subsidiaries and the lenders could foreclose on these assets to repay the indebtedness.

Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our credit agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due.

We will be able to incur additional indebtedness or other obligations in the future, which would exacerbate the risks discussed above.

Our credit agreement permits us to incur, in addition to the $150.0 million of revolving credit and delayed draw term loans that the lenders have committed to advance under the credit agreement, other indebtedness under certain conditions, including up to $150.0 million of additional equally and ratably secured, pari passu, term loans, up to $200.0 million of unsecured debt and up to $25.0 million of purchase money indebtedness or capitalized leases. We may incur this additional indebtedness only if no event of default under our credit agreement then exists, if we are in pro forma compliance with all of the financial covenants of our credit agreement, and if, after giving effect thereto, our consolidated total leverage ratio does not exceed 5.5 to 1.0. Our credit agreement also permits us to incur obligations that do not constitute “indebtedness” as defined in the credit agreement, including obligations to satellite vendors that are not evidenced by a note and not secured by assets other than those purchased with such obligations. To the extent additional debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Restrictive covenants in our credit agreement impose restrictions that may limit our operating and financial flexibility.

Our credit agreement contains a number of significant restrictions and covenants that limit our ability to:

•  incur or guarantee additional indebtedness;

•  pay dividends or make distributions to our stockholders;

•  make investments, acquisitions or capital expenditures;

•  repurchase or redeem capital stock or subordinated indebtedness;

•  grant liens on our assets;

•  incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•  enter into transactions with our affiliates;

•  incur obligations to vendors of satellites;

•  merge or consolidate with other entities or transfer all or substantially all of our assets; and

•  transfer or sell assets.

Complying with these restrictive covenants, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the common stock and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

If we are unable to address successfully the material weakness in our internal controls, or our other control deficiencies, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other requirements may be adversely affected; public reporting obligations will put significant demands on our financial, operational and management resources.

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with its audit of our 2005 consolidated financial statements, our independent registered public accounting firm, Crowe Chizek and Company LLP (“Crowe Chizek”), identified a material weakness in our processes, procedures and controls related to our failure to eliminate inter-company profit from sales of inventory and surplus or spare fixed assets related to gateway equipment to our subsidiaries, and informed members of our senior management and our board of directors that these processes, procedures and controls were not adequate to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. A material weakness is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We failed to eliminate approximately $0.9 million in inter-company profit resulting from these sales in our initial preparation of our 2005 financial statements. This control deficiency could have resulted in an overstatement of our earnings for 2005 that would not have been prevented or detected. Accordingly, our management concluded that this deficiency in internal control over financial reporting was a material weakness.

We corrected this error in our year-end adjustments in connection with finalizing our 2005 financial statements, and intend to implement additional controls to verify that all future inter-company profits are captured and tracked properly and eliminated in the consolidation.

In connection with their audit of our 2005 financial statements, Crowe Chizek also advised our management and board of directors that it had identified other significant deficiencies in our internal controls. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. Crowe Chizek recommended that we consider taking remedial actions, including hiring additional accounting resources in our significantly understaffed corporate accounting department, establishing a monthly close checklist and timetable, reviewing and supervising manual journal entries, historical estimates and consistency of accounting policies, segregating duties in our accounts payable department, reviewing calculations of allowance for doubtful accounts and inventory and warranty reserves, and simplifying and automating our reporting process, particularly in the consolidation of our foreign subsidiaries’ financial information. We have begun to implement these recommendations. We have implemented additional management oversight over inter-company transactions and additional controls with respect to reconciliation of inter-company balances at quarter-end. We have hired additional staff to address further our deficiencies in that area. The remediation process is ongoing.

We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate, including to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at or before December 31, 2007, the date by which we are required to comply with it.

Any material weakness or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and NASDAQ Global Market listing standards or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

Our pre-emptive rights offering, which we intend to commence in the near future, is not in strict compliance with the technical requirements of our prior certificate of incorporation.

Our certificate of incorporation as in effect when we entered into the irrevocable standby stock purchase agreement with Thermo Funding Company provided that stockholders who are accredited investors (as defined under the Securities Act) were entitled to pre-emptive rights with respect to the transaction with Thermo Funding Company. We intend to offer stockholders of the Company as of June 15, 2006 who are accredited investors the opportunity to participate in the transaction contemplated by the irrevocable standby stock purchase agreement with Thermo Funding Company on a pro rata basis on substantially the same terms as Thermo Funding Company. Some of our stockholders could allege that the offering does not comply fully with the terms of our prior certificate of incorporation. Although we believe any variance from the requirements of our former certificate of incorporation is immaterial and that we had valid reasons for delaying the pre-emptive rights offering until after our initial public offering, a court may not agree with our position if these stockholders allege that we have violated their pre-emptive rights. In that case, we can not predict the type of remedy the court could award such stockholders.

The pre-emptive rights offering, which we are required to make to our existing stockholders, will be done on  a registered basis, and may negatively affect the trading price of our stock.

The pre-emptive rights offering will be made pursuant to a registration statement filed with, and potentially reviewed by, the Securities and Exchange Commission. After giving effect to waivers that we have already received, up to 785,328 shares of our common stock may be purchased if the pre-emptive rights offering is fully subscribed. Such shares may be purchased at approximately $16.17 per share, regardless of the trading price of our common stock. Although any shares purchased or subscribed for in the pre-emptive rights offering will be subject to a lock-up until May, 2007, the nature of the pre-emptive rights offering may negatively affect the trading price of our common stock. Additionally, because existing stockholders who commit to participate in the pre-emptive rights offering have the right to purchase their committed shares at any time during the term of the irrevocable standby stock purchase agreement, any future purchases at $16.17 may also affect the trading price of our common stock at the time of purchase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2006, we completed our initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-135809) declared effective by the Securities and Exchange Commission on November 1, 2006.  The managing underwriters for the offering were Wachovia Securities and JP Morgan.  Pursuant to the registration statement, we sold 7,500,000 shares of common stock at $17.00 per share for an aggregate offering of $127.5 million.  After deducting underwriting discounts and commissions of approximately $8.9 million and other estimated offering costs of approximately $1.1 million, our net proceeds from the initial public offering were approximately $117.5 million. As of December 14, 2006, we have used $47.5 million to repay our revolving credit facility, which can be subsequently redrawn, and to make initial payments on our second-generation satellite contract and have distributed $685,848 to Thermo as required by our former operating agreement and permitted by our credit agreement. The remaining $70.4 million has been invested in highly liquid short-term investments in accordance with our investment policy.

Item 4. Submission of Matters to a Vote of Security Holders

Prior to its registration under the Securities Act of 1934, the Company obtained written consents from its stockholders on one occasion during the third fiscal quarter of 2006.  At the time of this consent, there were 10,479,249 shares of common stock outstanding, consisting of 3,243,631 shares of Series A common stock, 692,400 shares of Series B common stock and 6,543,218 shares of Series C common stock.  Approval required the affirmative vote of a majority of the total outstanding shares, voting as one class.  Share numbers provided in this item are not adjusted for a 6-for-1 stock split in the form of a stock dividend that occurred on October 25, 2006.

On July 12, 2006, stockholders representing approximately 69% of the outstanding shares of common stock on that date approved the Globalstar, Inc. 2006 Equity Incentive Plan.

		Votes
	For	Against	Withheld

Approve Plan	7,235,618	N/A	N/A

Item 6. Exhibits

Number	Description

3.2	Amended and Restated Bylaws

10.1*	Contract between Globalstar, Inc. and Alcatel Alenia Space France dated as of November 30, 2006.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

*       Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions of the exhibit have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

	By:	/s/ James Monroe III
Date:		James Monroe III
December 15, 2006		Chairman and Chief Executive Officer

	By:	/s/ Fuad Ahmad
Date:		Fuad Ahmad
December 15, 2006		Vice President and Chief Financial Officer