Form 10-K
period 2006-12-31
Globalstar, Inc.
filed 2007-04-02
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-33117

GLOBALSTAR, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-2116508
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

461 South Milpitas Blvd.

Milpitas, California 95035

(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 933-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates at December 31, 2006, the last business day of the Registrant’s most recently completed fiscal quarter, was approximately $343.7 million. The Registrant’s Common Stock was not publicly traded at the end of its most recently completed second quarter.

The number of shares of the Registrant’s common stock outstanding as of March 26, 2007 was 74,917,340.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

i

PART I

Forward Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” the negative of such terms or other comparable terminology. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this report regarding matters that are not historical facts, involve predictions. These and similar statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by the statements. Such risks and uncertainties include, among others, those listed in “Item 1A. Risk Factors” of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

ITEM 1.                BUSINESS

Overview

Globalstar, Inc. is a leading provider of mobile voice and data communications services via satellite. By providing wireless services where terrestrial wireless and wireline networks do not, we seek to address the increasing desire by customers for connectivity and reliable service at all times and locations. Using in-orbit satellites and ground stations, which we refer to as gateways, we offer voice and data communications services to government agencies, businesses and other customers in over 120 countries. Sixteen of these gateways are operated by unaffiliated companies, which we refer to as independent gateway operators, which purchase communications services from us on a wholesale basis for resale to their customers.

Our network, originally owned by Globalstar, L.P. (“Old Globalstar”) was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications and QUALCOMM. On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, we completed the second stage of a two stage acquisition of the business and assets of Old Globalstar. The first stage was completed on December 5, 2003, when Thermo Capital Partners LLC was deemed to obtain operational control of the business, as well as certain ownership rights and risks. Thermo Capital Partners, which owns and operates companies in diverse business sectors and is referred to in this Report, together with its affiliates, as “Thermo,” became our principal owner. We refer to this transaction as the “Reorganization.”

We were formed as a Delaware limited liability company in November 2003, and were converted into a Delaware corporation on March 17, 2006. Unless we specifically state otherwise, all information in this Report is presented as if we were a corporation throughout the relevant periods.

In anticipation of our initial public offering, which was completed on November 2, 2006, our certificate of incorporation was amended on October 25, 2006 to combine our three series of common stock into one class and our Board of Directors approved a six-for-one stock split. Unless we specifically state otherwise, all information in this Report is presented as if these corporate events had occurred at the beginning of the relevant periods.

At December 31, 2006, we served approximately 263,000 subscribers, which represented a 34% increase since December 31, 2005. Based on information provided by Northern Sky Research L.L.C., a third-party telecommunications industry research firm, as to the size of the global market, in 2005 we had an estimated 10.2% share of global subscribers in the mobile satellite services industry. We believe the heightened demand for reliable communications services, particularly in the wake of the September 11, 2001 terrorist attacks, the December 2004 Asian tsunami and the U.S. Gulf Coast hurricane activity in 2004 and 2005, will continue to drive our growth in sales of both voice and data services. We have a diverse customer base, including the government (including federal, state and local agencies), public safety and disaster relief; recreation and personal; maritime and fishing; natural resources, mining and forestry; oil and gas; construction; utilities; and transportation sectors, which we refer to as our vertical markets. According to Gartner, Inc. (“Gartner”), a third party telecommunications industry research firm, we are one of the two key mobile satellite services providers whose networks can deliver voice and data communication services over most of the world’s landmass.

We believe that our distribution network provides broad coverage over our target customer base. At December 31, 2006, we had a network of approximately 450 dealers and agents, that operated approximately 900 distribution outlets in territories we serve directly. We also use resellers, including independent gateway operators, to sell the full range of our voice and data products and services, including our Simplex one-way data transmission services, in markets where we do not market directly.

We hold licenses to operate a wireless communications network via satellites over 27.85 MHz, comprised of two blocks of contiguous global radio frequencies. We believe our large blocks of spectrum will permit us to capitalize on existing and emerging wireless and broadcast applications globally.

A number of our satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna. If the S-band antenna on a satellite ceases to be commercially functional entirely, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. In early 2007, we undertook a comprehensive third party review of this problem and based on data recently collected from satellite operations, we have concluded that the degradation of the two-way communication service is occurring at a rate faster than previously experienced and faster than we had previously anticipated. See “Satellite Constellation Operations” and “Item 1A. Risk Factors—Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.” The S-band antenna amplifier degradation does not affect adversely our one-way “Simplex” data transmission services, which utilize only the L-band uplink from a subscriber’s “Simplex” terminal to the satellites. We are scheduled to launch eight spare satellites in 2007 to supplement our current constellation. We expect these satellites to provide two-way communication service through the deployment of our second-generation constellation beginning in 2009.

We are currently in the process of procuring our second-generation satellite constellation, which we expect will extend the life of our network until approximately 2025. On November 30, 2006, we entered into a definitive contract with Alcatel Alenia Space France (“Alcatel”) to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations services. See “Management Discussion and Analysis—Contractual Obligations and Commitments.” We believe that our second-generation satellites will improve our ability to support new applications and services, including higher-speed data rates and internet access, video and audio broadcasting, remote file transfer and virtual private networking. We expect these services to be available on a broad range of new customer devices that will be significantly smaller in size, lighter in weight and less expensive than existing mobile satellite services equipment. We believe this expanded service portfolio and advanced equipment offering will significantly expand the target market for our services.

We are licensed by the Federal Communications Commission (“FCC”) to provide Ancillary Terrestrial Component (“ATC”) services in combination with our existing communication services. Currently, our ATC license permits us to use 11 MHz of our licensed spectrum to combine our satellite-based communications network with a terrestrial cellular-like network. This will enable us to address a broader market for our services and products by providing services where satellite services generally do not function, such as urban areas and inside buildings. We have applied to the FCC for authority to provide ATC services over the full 27.85 MHz of our spectrum. Our current network is capable of supporting ATC services. We are currently evaluating products and selectively exploring opportunities with targeted media, technology and communications companies to develop further the potential of our ATC-licensed spectrum. In addition, regulatory authorities outside of the United States are reviewing ATC-like rulings, and we are beginning to explore selectively capitalizing on these rulings. We expect to be among the first to offer ATC services commercially.

We recorded $136.7 million in revenue and $23.6 million in net income during the year ended December 31, 2006, compared to $127.1 million in revenue and $18.7 million in net income for the year ended December 31, 2005. Net income for 2006 included an income tax benefit of $21.4 million relating to the establishment of deferred tax assets and liabilities upon our election in January 2006 to be taxed as a C corporation. See Note 12 to our consolidated financial statements in Item 8 of this Report.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services using a network of satellites and ground facilities. Mobile satellite services are usually complementary to, and interconnected with, other forms of terrestrial communications services and infrastructure and are intended to respond to users’ desires for connectivity at all times and locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks are impaired or do not exist. Further, many regions of the world benefit from satellite networks, such as rural and developing areas that lack developed wireless or wireline networks, ocean regions, and regions affected by political conflicts and natural disasters. Northern Sky Research stated in a 2006 report that, “the MSS industry has proven to be invaluable in supporting disaster preparedness and recovery activities, military applications, and other critical civil requirements that require rapidly deployable, reliable and ubiquitous communication services.”

Worldwide, government organizations, military and intelligence agencies, natural disaster aid associations, event-driven response agencies and corporate security teams depend on mobile and fixed voice and data communications services on a regular basis. Businesses with global operating scope require reliable communications services when operating in remote locations around the world. Mobile satellite services users span the forestry, maritime, government, oil and gas, mining, leisure, emergency services, construction and transportation sectors, among others. We believe many existing customers increasingly view satellite communications services as critical to their daily operations.

Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the handsets, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low cost data collection and asset tracking devices. Furthermore, Northern Sky Research expects units in service in our industry to exhibit a cumulative annual growth rate of 34.2% through 2010, resulting in a 17.9% cumulative annual growth rate in retail revenue.

Communications industry sectors that are relevant to our business include:

•       mobile satellite services, which provide customers with connectivity to mobile and fixed devices using ground facilities and networks of geostationary satellites (located approximately 22,300 miles above the earth’s surface), medium earth orbit satellites (located between approximately 6,400 and 10,000 miles above the earth’s surface), or low earth orbit satellites (located between approximately 300 and 1,000 miles above the earth’s surface);

•       fixed satellite services, which use geostationary satellites to provide customers with voice and broadband communications links between fixed points on the earth’s surface; and

•       terrestrial services, which use a terrestrial network to provide wireless or wireline connectivity and are complementary to satellite services.

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications (“Eutelsat”) and SES Global, and very small aperture terminals companies, such as Hughes Networks and Gilat Satellite Networks, are characterized by large, often stationary or “fixed,” ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, mobile satellite services providers, such as our company, Inmarsat P.L.C. (“Inmarsat”) and Iridium Satellite L.L.C. (“Iridium”), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect mobile satellite services operators will increasingly compete with fixed satellite services operators.

According to Gartner, a low earth orbit system, such as the systems we and Iridium currently operate, causes less transmission delay than a geosynchronous system due to the shorter distance signals have to travel and permits the use of smaller devices such as handheld phones.

Currently, our principal mobile satellite services global competitors are Inmarsat and Iridium. United Kingdom-based Inmarsat owns and operates a geostationary satellite network and U.S.-based Iridium owns and operates a low earth orbit satellite network. Inmarsat provides communications services, such as telephony, fax, video, email and high-speed data services. Iridium offers narrow-band data, fax and voice communications services. We also compete with several regional mobile satellite services providers that operate geostationary satellites, such as Thuraya Satellite Communications Company (“Thuraya”), principally in the Middle East and Africa; Mobile Satellite Ventures and Mobile Satellite Ventures Canada in the Americas; and Asian Cellular Satellites in Asia.

Sales and Marketing

We sell our products and services through a variety of retail and wholesale channels. Our sales and marketing efforts are tailored to each of our geographic regions and targeted vertical markets. Unlike the cellular industry, we do not conduct costly mass consumer marketing campaigns. Rather, our sales professionals target specific commercial vertical markets and customers with face-to-face meetings, product trials, advertising in publications for those markets and direct mailings. We also focus a large amount of our marketing activity on tradeshows. In 2006, we attended approximately 50 different corporate tradeshows in North America and Europe, where we sponsored booths and demonstrated our products. Our dealers and resellers attended additional tradeshows where they showcased our products.

Our distribution managers are responsible for conducting direct sales with key accounts and for managing agent, dealer and reseller relationships in assigned territories in over 25 countries. They conduct direct sales with key customers and manage over approximately 450 agents and dealers, many of whom have multiple distribution outlets. We maintain a sales force presence throughout the United States, including an office in Washington, D.C. dedicated to government-based sales. We also distribute our services and products indirectly through approximately 20 major resellers and value added resellers in the United States and 10 independent gateway operators that employ their own salespeople to sell the full range of our voice and data products and services in over 60 countries. Wholesale sales to independent gateway operators represented approximately 6% of our service revenue for the year ended December 31, 2006. No agent, dealer or reseller represented more than 5% of our revenue for the year ended December 31, 2006.

Our typical dealer is a communications services equipment retailer. We offer competitive service and equipment commissions to our network of dealers to encourage increased sales. Since the Reorganization, we have terminated our relationship with numerous underperforming dealers and agents and replaced them with better performing new dealers and agents. We believe our more stringent dealer and agent requirements and our incentive programs position us to continue to experience growing dealer and agent sales due to a better-trained, focused and motivated sales network.

In addition to sales through our distribution managers, agents, dealers and resellers, customers can place orders through our website at www.globalstar.com or by calling our customer sales office at (877) 728-7466. To encourage internet sales, our website includes special promotional offers that are unavailable elsewhere. We believe that, as awareness of our services grows and our brand name becomes more recognizable, we will experience an increase in our direct internet and phone order sales. Because we do not need to pay an agent commission or sell our services at reduced margins, our internet and phone sales channels are the most profitable. Our website and call center provide a user-friendly interface with consumers looking for a simple transaction or customer support.

The reseller channel is comprised primarily of communications equipment companies and commercial communications equipment rental companies who retain and bill clients directly, outside of our account maintenance system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have productive sales arrangements with major resellers to market our services, including some value added resellers who integrate our products into their proprietary end products or applications. Some of our resellers offer our services and products through rental and leasing arrangements.

Outside of the United States and Canada, the majority of our retail sales are conducted through resellers and independent gateway operators. In 2006, we implemented a new direct sales and marketing program in Europe to bolster our growth in the region and further our strategy of direct contact with customers. Accordingly, we hired several experienced salespeople in Europe who have distribution manager-type responsibilities in each of their assigned territories. We believe that our investment in our European distribution channel and effort to transfer existing customers to our direct sales network will enhance our ability to rapidly grow our subscriber base overseas. We also plan to enter new European territories where our network can provide service but where we have not previously marketed our services and products and to target previously underserved vertical markets in Europe. We are implementing similar changes in the territories served by the gateways we acquired from independent gateway operators in Venezuela and Central America.

Our wholesale operations primarily encompass bulk sales of wholesale minutes to the independent gateway operators around the globe. These independent gateway operators maintain their own subscriber bases that are exclusive to us and promote their own service plans. The independent gateway operator system has allowed us to expand in regions that hold significant growth potential but are harder to serve without sufficient operational scale or where local regulatory requirements or business or cultural norms do not permit us to operate directly. Our wholesale efforts also include our Simplex and duplex data tracking devices.

Set forth below is a list of independent gateway operators as of December 31, 2006:

Location	Gateway	Independent Gateway Operators
Argentina	Bosque Alegre	TE.SA.M Argentina
Australia	Dubbo	Globalstar Australia PTY Limited
Australia	Mount Isa	Globalstar Australia PTY Limited
Australia	Meekatharra	Globalstar Australia PTY Limited
Brazil	Manaus	Globalstar do Brasil
Brazil	Presidente Prudente	Globalstar do Brasil
Brazil	Petrolina	Globalstar do Brasil
China	Beijing	China Spacecom
Italy	Avezzano	Elsacom N.V.
Korea	Yeo Ju	Dacom
Mexico	San Martin	Globalstar de Mexico
Peru	Lurin	TE.SA.M Peru
Russia	Khabarovsk	GlobalTel
Russia	Moscow	GlobalTel
Russia	Novosibirsk	GlobalTel
Turkey	Ogulbey	Globalstar Avrasya

We do not own or control these independent gateway operators nor do we operate their gateways. We own and operate directly gateways in the United States, Canada, Venezuela, Nicaragua, Puerto Rico and France. See “Item 2. Properties.”

Services and Products

Our principal services are satellite communications services, including mobile and fixed voice and data services and asset tracking and monitoring services. We introduced our asset tracking and monitoring services in late 2003, and demand for these services has grown rapidly since then. Sales of all services accounted for approximately 67%, 64% and 69% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 33%, 36% and 31% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Our Services

Mobile Voice and Data Satellite Communications Services

We offer our mobile voice and data services to customers via numerous monthly plans at price levels that vary depending upon expected usage. Except for our asset tracking and remote monitoring service, which we refer to as our Simplex service, subscribers under these plans typically pay an initial activation fee to the agent or dealer, as well as a monthly usage fee to us that entitles the customer to a fixed number of minutes in addition to services such as voicemail, call forwarding, short messaging, email, data compression and internet access. We receive both an activation fee and monthly fee for Simplex services. Extra fees may apply for non-voice services, roaming and long-distance.

We regularly innovate our service offerings. In August 2004, as part of our strategy to offer “bundled minutes” for heavy use customers, we introduced on a limited basis our annual plans, which allow mobile voice and data users to pay an up-front, annual fee for a certain number of minutes to be used at any time within a one-year period, thus providing flexibility for seasonal and sporadic users. In the second quarter of 2005, we broadly rolled out this service offering to all customers. All unused minutes expire at the end of the one-year period. If subscribers use all of their minutes before the end of the one-year period, they may purchase an additional year’s worth of minutes or can pay for additional minutes at a somewhat higher “overage” rate. We believe that our mobile voice customers are drawn to our annual plans because of their ability to eliminate monthly overage charges given their unpredictable communications needs. In addition, we offer an annual plan called the Emergency Plan whereby the customer is charged an annual fee to access our system and the customer is charged for each minute used under this plan. We have seen rapid market acceptance of our annual plans and expect they will continue to be an attractive service offering for customers in many of our vertical markets. These plans also eliminate the need for monthly billings, reduce collection costs and enhance our cash flow.

Fixed Voice and Data Satellite Communications Services

We provide fixed voice and data services in rural villages, at remote industrial, commercial and residential sites and on ships at sea, among other places. Fixed voice and data satellite communications services are in many cases an attractive alternative to mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and cellular or ground phone service is not available. Our fixed units also may be mounted on vehicles, barges and construction equipment and benefit from the ability to have higher gain antennas. Our fixed voice and data service plans are similar to our mobile voice and data plans and offer similar flexibility. In addition to offering monthly service plans, our fixed phones can be configured as pay phones (installed at a central location, for example, in a rural village) that accept tokens, debit cards, prepaid usage cards, or credit cards.

For current pricing of the services that we offer to mobile, fixed and data terminal customers, see our website at www.globalstar.com.

Satellite Data Modem Services

In addition to data utilization through fixed and mobile services described above, we also offer data-only services. Our principal competitor providing these services is Orbcomm Inc., which describes its market as two-way machine-to-machine communications and which reported about 200,000 subscribers at September 30, 2006. Our system is well-suited to handle duplex data transmission. Duplex devices have two-way transmission capabilities; for asset-tracking applications, this enables customers to control directly their remote assets and perform more complicated monitoring activities. We offer asynchronous and packet data service in all of our territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Satellite data modems are sold principally through integrators and value added resellers, who developed innovative end-market solutions, such as the Safety Star product, designed to address lone worker safety concerns, and the Skyhawk product, designed for maritime use. Our satellite data modems can be activated under any one of our current pricing plans. Satellite data modems are a fast growing product group that provide solutions that are accessible in every region we serve. The revenue that flows from these products provides an important and growing source of recurring service revenue and subscriber equipment sales for us.

Additionally, we offer a data acceleration and compression service to the satellite data modem market. This service increases web-browsing, email and other data transmission speeds without any special equipment or hardware.

Asset Tracking and Remote Monitoring (Simplex)

Our Simplex service is designed to address the market need for a small and cost-effective solution for sending data (such as location) from assets in remote locations to a central monitoring station. Simplex is a one-way burst data transmission to our network from a Simplex telemetry unit, which may be located, for example, on a container in transit. At the heart of the Simplex service is an application server, which is located at a gateway. This server receives and collates messages from all Simplex telemetry units received on our satellite network. Simplex transmitting devices consist of a Simplex telemetry unit, an application specific sensor, a battery (with up to a seven-year life depending on the number of transmissions) and optional global positioning functionality. The small size of the units makes them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Our Simplex service was introduced in 2003. Current users include various governmental agencies, including FEMA, the U.S. Army and the Mexican Ministry of Education, as well as commercial and other entities such as General Electric, Dell and The Salvation Army.

Customers are able to realize an efficiency advantage from tracking assets on a single system as opposed to several regional systems. Simplex services are currently available from equipment installed into gateways in North America, Europe, Venezuela, Turkey, Korea, Australia, Peru and Russia. We rolled out two additional application servers in 2006 to cover what we view as additional major geographic markets for this service. We sell our Simplex services through value added resellers. Value added resellers purchase the services directly from us by subscribing to various pricing options offered by us to address various applications for this service and resell them to the end user. We receive a monthly subscription service fee and a one-time activation fee for each activated Simplex device.

We continually explore innovative product solutions utilizing our Simplex network and we intend to market a related consumer based product offering.

Our Products

Voice and Data Equipment

Our services are available for use only with equipment designed to work on our network, which is typically sold to users in conjunction with an initial service plan. Our mobile phones, similar to ordinary cellular phones, are simple to use. In the fourth quarter of 2006, we began offering the new satellite-only GSP-1700 phone, which is an update to the GSP-1600. The new phone includes a user-friendly color LCD screen and a rugged, water resistant case available in multiple colors. The phones represent a significant improvement over earlier-generation equipment, and we believe that the advantages will drive increased adoption from prospective users as well as increased revenue from our existing subscribers. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only satellite network operator currently using the patented QUALCOMM CDMA technology that permits the selection of the strongest signal available.

Currently, QUALCOMM manufactures all of our mobile phones and most of our accessories. In addition to the GSP-1700, we continue to offer our remaining inventories of GSP-1600 tri-mode units that work on AMPS (the North American analog cellular standard) and CDMA digital cellular networks, as well as on our satellite system.

In May 2005, we entered into an agreement with QUALCOMM to manufacture next-generation mobile and fixed devices. Under this agreement, QUALCOMM agreed to supply us with what we project will be a supply of advanced mobile phone units and accessories and advanced data products sufficient to meet our expected demand through 2010.

In addition to our principal products described above, we offer a large selection of related accessories for our line of phones, including car kits, cigarette lighter adapters, wall chargers, travel chargers and remote antennas. Under our agreement with QUALCOMM, they also will produce for us second-generation car kits and other accessories. We believe that sales of these high-margin accessories, especially of car kits, also drive additional product usage, which in turn results in higher service revenue.

In addition to traditional satellite handsets, we sell multiple specialized products designed to address the specific needs of certain attractive end-user markets including the emergency response, maritime and aviation markets. These products include:

Emergency Response.   Our Globalstar Emergency Management Communications System (GEMCOMS) is comprised of five of our fixed phones conveniently mounted in a container allowing for quick deployment, set-up and operation in an emergency situation. GEMCOMS can operate as a standalone unit (allowing up to five simultaneous Globalstar phone calls) or be combined with a small and relatively inexpensive “picocell” to provide an almost instantaneous local cellular capability in areas where the infrastructure has been damaged or destroyed. GEMCOMS operates like stand-alone cellular phone sites. Prototypes of this system were made available to FEMA for use in support of the disaster relief efforts for Hurricanes Katrina, Rita and Wilma.

Maritime.   We provide mobile satellite services specialized for the maritime market through equipment manufactured and sold by SeaTel Wavecall. SeaTel Wavecall currently produces two maritime products: the Wavecall 3000 and the Wavecall MCM3. The Wavecall 3000 provides a voice and data capability for maritime users with up to 9.6 Kbps (with compressed speeds of up to 38.4 Kbps) data throughput while the MCM3 provides voice and data with a throughput of up to 28.8 Kbps (with compressed speeds of up to 144 Kbps). The omni directional antenna (available on all our products) and small physical package provides a significant savings in both equipment and airtime costs compared to competitive systems. Key users of the WaveCall 3000 include the United States Coast Guard and commercial fishermen. In addition, we are planning to design our own maritime fixed product.

Aviation.   Our aviation products are specially designed for use in helicopters, waterbombers, U.S. and Canadian Coast Guard surveillance and rescue, commercial, general aviation and transport aircraft. We have worked with two major companies in the airline industry to identify the service features and necessary regulatory requirements to provide a wireless in-cabin voice and data service to passengers. Our products are sold by avionic companies, including Sagem Avionics, Geneva Aerospace and Northern Airborne Technologies, to customers including the U.S. Army and Air Force.

Data-Only Equipment

The satellite data modem model GSP-1620 duplex data device developed and manufactured by QUALCOMM provides packet data and data processing capability over our network. The satellite data modem model GSP-1620 has compressed speeds of up to 38.4 Kbps and is highly programmable to meet multiple applications.

Selected New Products in Development

Multi-Channel Modem.   In the first half of 2006, we introduced our multi-channel modem to the market. We offer the new multi-channel modem with either four or eight modem boards and a single remote antenna which facilitates data rates up to 76.8 Kbps (with compressed speeds of between 144 and 256 Kbps). We expect this product to be attractive to corporate customers requiring downloads of data at higher speeds and to surveillance and security companies that require simultaneous voice and data applications, such as video security monitoring and telephone service from remote locations. Additionally, the U.S. government agencies are testing this product to determine its suitability for security monitoring and transmission of video images from fixed and mobile platforms. The relative benefits are that (1) a high rate data service is available from the network via a relatively small electronics package at our low usage rates and (2) the product allows simultaneous voice and data availability at higher than a single 9.6 Kbps data rate.

QUALCOMM GSP-1720 Satellite Voice and Data Modem.   Under our May 2005 agreement, QUALCOMM is manufacturing an updated satellite voice and data modem known as the GSP-1720 that is based on the same technology used in the GSP-1700 phone. We expect to introduce the GSP-1720 modem in the first half of 2007. This will be a new satellite voice and data modem board with multiple antenna configurations and an enlarged set of commands for modem control and will be smaller, less expensive and easier to operate than our current product. We expect this new board will be attractive to integrators because it will have more user interfaces that are easily programmable, which will make it easier for value added resellers to integrate the satellite modem processing with the specific application (e.g., monitoring and controlling oil and gas pumps, monitoring and controlling electric power plants and more economically facilitating security and control monitoring of remote facilities).

Customers

The specialized needs of our global customers span many markets. Our system is able to offer our customers cost-effective communications solutions in areas underserved or unserved by existing telecommunications infrastructures. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our targeted customers often operate or live in remote or under-developed regions where these services are not readily available or are not provided on a reliable basis.

Our top revenue generating markets are government (including federal, state and local agencies), public safety and disaster relief; recreation and personal; maritime and fishing and business. We also serve customers in the markets of financial and insurance; natural resources, mining and forestry; oil and gas; construction; utilities; and transportation. We focus our attention on obtaining customers who will be long-term users of our services and products and who will generate high average revenue per user and, therefore, higher revenue growth. The following is a discussion of these markets.

Government, Public Safety and Disaster Relief.   In the United States and Canada, our customers in the government, public safety and disaster relief sector represent one of our largest and most critical markets, and constituted 24% of our total subscribers in those regions at December 31, 2006. We conduct business with many major federal, state, provincial and local government agencies, including, in the United States, the Department of Homeland Security, FBI, Department of Defense, NASA and every branch of the U.S. Military, as well as state and local governments, police departments, hospitals and first response teams. In Canada, we conduct business with the Royal Canadian Mounted Police and with many additional federal and provincial agencies. Relief agencies such as the Red Cross, the Salvation Army and FEMA generate significant demand for both our voice and data products, especially during the late summer months in anticipation of the hurricane season in North America. Our Simplex service facilitates tracking and managing the distribution of movable hard assets such as generators, trucks, trailers and relief supplies to disaster areas, while our fixed and mobile voice terminals enable relief workers and victims to communicate in areas where terrestrial service is no longer operational. We provide customized communications solutions to various departments of the U.S. government, enabling them to monitor logistics status, report position and track vehicle and performance status, as well as conduct two-way voice communications services. Expansion of our government business both in the United States and throughout the rest of the world represents a significant growth opportunity, and we expect that our relationships with various government agencies will bolster our leadership position in the mobile satellite services industry. Although we have a General Services Administration (“GSA”) schedule in effect, substantially all of our business with U.S. governmental agencies is pursuant to individual purchase orders with various agencies. We did not have any contract backlog at December 31, 2006.

Recreation and Personal.   Outdoor enthusiasts, hunters, international leisure travelers, recreational fishermen, backpackers, commercial outfitters, remote lodge owners and nature tour groups use our services for recreational and personal leisure activities and constituted 19% of our U.S. and Canadian customers at December 31, 2006. Our network coverage extends beyond shorelines and provides recreational sailors and recreational fishermen an affordable satellite communications solution. Hunters, hikers and backpackers carry our mobile phones with them to maintain a reliable communications link with the outside world, report emergencies and check voicemail and email.

Maritime and Fishing.   Customers in all phases of the maritime industry, including commercial fishing, workboat, transport and recreational maritime, use our services for their primary fleet and ship-to-shore communications and constituted 11% of our U.S. and Canadian customers at December 31, 2006. Commercial fishing customers use voice services as their primary communications to coordinate fishing locations with other boats in their fleet and for ship-to-shore communications to arrange docking times or order parts, check landing prices and manage onshore operations. In addition, they use data services for weather and oceanic conditions, which are key to improving their fishing productivity and communicating with government fisheries departments. Commercial fishing users are located primarily in the Pacific Northwest and northern Atlantic fishing regions. Marine transport customers use voice services as their primary ship-to-shore communications while they transport oil from Valdez, Alaska. Additionally, there is a strong demand for voice and data services throughout the Gulf of Mexico for boats servicing offshore oil rigs and for workboats traveling offshore and up the Mississippi River.

Oil and Gas.   Oil and gas companies are typically our highest average revenue per user customers as they require satellite-based communications to carry out their routine business. They constituted 5% of our U.S. and Canadian customers at December 31, 2006. Oil and gas companies equip their engineers with our equipment for scouting new drilling opportunities and for conducting routine operations in remote areas. There is an essential need for reliable communication to manage effectively oil, gas and energy extraction operations, which results in very high usage levels for those companies. Moreover, off-shore drilling platforms and oil tankers are equipped with our terminals capable of sending and receiving data and voice transmissions.

Natural Resources, Mining and Forestry.   Natural resources, mining and forestry customers rely on our communications services to conduct their businesses. These customers constituted 4% of our U.S. and Canadian customers at December 31, 2006. Forestry workers in the field utilize our mobile communications services to patrol remote areas. Timber harvesting workers use mobile voice services to scout sites, coordinate logistics and monitor operations. A significant portion of forestry work occurs in mountainous areas in the northwestern United States and western Canada that lack either wireless or wireline communications networks. Similarly, mining companies use our mobile services to survey new mining opportunities and conduct operations in remote geographies that are not served by cellular communications networks. Once a mine is in operation, our customers tend to install fixed communications terminals that provide essential voice and data service to the mine. Miners use our devices to communicate with other miners, remain in touch with central business hubs and report emergencies.

Construction.   Construction companies, which constituted 3% of our U.S. and Canadian customers at December 31, 2006, use our mobile voice phones primarily for constructing new facilities in rural areas. Contractors rely on our mobile devices to maintain contact with sub-contractors, suppliers and architects. Until a remote construction site is connected to a local telecommunications network, our phones often serve as the sole form of communication for site workers. Within the construction industry, drilling and cement companies represent a large customer base. Due to the hazardous nature of construction work, maintaining a reliable communications link at remote construction and drilling sites is critical in the event of an accident or other emergency.

Utilities.   Utility customers, which constituted 3% of our U.S. and Canadian customers at December 31, 2006, use our services for both normal and emergency operations. For normal operations, our data modems connect on-truck laptops with headquarters to manage work orders and maintain field operations control. During emergencies, our voice services are used to coordinate crew deployment to restore utility services or to keep remote field workers in touch after an accident.

Transportation.   Customers in the transportation industry, which constituted 2% of our U.S. and Canadian customers at December 31, 2006, use our Simplex services to monitor the location of their vehicles, trailers and assets, such as containers, and use our duplex data and voice products to facilitate two-way voice and data communications with drivers. Long distance drivers need reliable communication with both dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit.

Our Spectrum

We hold licenses to operate a wireless communications network via satellite over 27.85 MHz in two blocks of contiguous global radio frequency spectrum. Most of our competitors only have access to spectrum frequencies regionally. Access to this global spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because the products and services can be deployed and sold worldwide. This broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadcast applications.

Because most of the desirable spectrum below 3GHz has already been allocated by the FCC or will be auctioned by the FCC for terrestrial wireless services, we believe there are limited options for new spectrum allocations. Utilization of existing spectrum is growing quickly. Our spectrum location near the PCS bands should allow us to deploy cost effectively the terrestrial component of an ATC network by leveraging existing terrestrial wireless infrastructures and by adopting off-the-shelf infrastructure equipment to our spectrum bands. Further, we believe the ability of our current network to support ATC services will allow us to introduce new services and capabilities before our competitors.

The FCC has allocated a total of 40 MHz of spectrum at 2 GHz for mobile satellite services. This augments the mobile satellite services spectrum allocation at 1.6 and 2.4 GHz and 1.5 and 1.6 GHz. In 2001, we received a license to use a portion of this 2 GHz spectrum. In February 2003, the FCC’s International Bureau cancelled our authorization based upon our alleged inability to meet future construction milestones and, in June 2004, the FCC affirmed this cancellation. We have asked for reconsideration of the cancellation. See “Regulation—2 GHz Spectrum.”

Domestic and Foreign Revenue

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada and Europe. For information on our revenue from sales to foreign and domestic customers, see Note 13 to our consolidated financial statements in Item 8 of this Report.

Our Network

Our satellite network includes 43 in-orbit low earth orbit satellites, including in-orbit spares temporarily placed into service and satellites that are temporarily out of service which may be restorable. The design of our orbital planes and the positioning of our ground stations ensure that generally at least two satellites are visible to subscribers for certain services, from any point on the earth’s surface between 70o north latitude to 70o south latitude, covering most of the world’s population. All of our satellites are virtually identical in design and manufacture, and each satellite contributes equally to the constellation performance, which allows satellite diversity for mitigation of service gaps from individual satellite outages. Our constellation currently orbits in a 40-satellite configuration which combines two different “Walker pattern” orbital configurations. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and continuity of service. The design of our space and ground control system facilitates the real time intervention and management of the satellite constellation and service upgrades via hardware and software enhancements.

We believe our in-space constellation will provide a commercially acceptable quality of two way voice and data communications service through 2009, provided we are able to successfully mitigate our S-band anomaly described below. We have eight spare satellites which are being prepared for launch by Starsem, our launch vendor, in 2007 to augment our constellation. We plan to place the eight satellites into a constellation configuration which seeks to optimize our service at that time.

Due to the nature of our satellite constellation, we do not carry in-orbit insurance on our current satellite constellation. We have insured the launch of each of our eight spare satellites. We do not plan on insuring the spare satellites once they are safely in orbit. See “Item 1A. Risk Factors—We may not be able to launch our satellites successfully. Loss of a satellite during launch could delay or impair our ability to offer our services or reduce our revenues, and launch insurance, will not cover fully this risk” for an additional discussion of insurance related considerations.

On November 30, 2006, we entered into a definitive contract with Alcatel to construct 48 low orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments.”

Our satellites communicate with our network of 25 gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. In addition to the eight satellites to be launched in 2007, we own spare parts for our gateways. We have in storage 28 complete and 3 partial antennas and 8 complete and 3 partial gateways. We selectively replace parts as necessary, and anticipate that this supply will sufficiently serve all of our gateway needs throughout the expected life of our existing satellite constellation.

Each of our gateways has multiple antennas that communicate with our satellites and pass calls seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users’ terminals to our gateways. Once a satellite acquires a signal from an end-user, the user is authenticated by the serving gateway and then the voice or data channel is established to complete the call to the public switched telephone network, to a cellular or another wireless network, or, in the case of a Simplex data call, to the internet.

We believe that our terrestrial gateways provide a number of advantages over the in-orbit switching used by our principal competitor, including better call quality and convenient regionalized local phone numbers for inbound calling. We also believe that our network’s design, which relies on terrestrial gateways rather than in-orbit switching, enables faster and more cost-effective system maintenance and upgrades because the system’s software and much of its hardware is based on the ground. Our multiple gateways allow us to reconfigure our system quickly to extend another gateway’s coverage to make up some or all of the coverage of a disabled gateway or to handle increased call capacity resulting from surges in demand.

Our network uses QUALCOMM’s patented CDMA technology to permit dynamic selection of the strongest available signals. Patented receivers in our handsets track the pilot channel or signaling channel as well as three additional communications channels simultaneously. Compared to other satellite and network architectures, we offer superior call clarity, virtually no discernable delay and a low incidence of dropped calls. Our system architecture provides full frequency re-use. This maximizes diversity (which maximizes quality) and maximizes capacity as the assigned spectrum can be reused in every satellite beam in every satellite. Our network also works with internet protocol data for reliable transmission of IP messages. We have a long-standing relationship with QUALCOMM for the manufacture of our phone handsets and data terminals.

Although our network is CDMA-based, it is configured so that we can also support one or more other air interfaces that we select in the future. For example, we have developed a non-QUALCOMM proprietary CDMA technology to offer Simplex data services. Because our satellites are essentially “mirrors in the sky,” and all of our network’s switches and hardware are located on the ground, we can easily and relatively inexpensively modify our ground hardware and software to use other wave forms to meet customer demands for new and innovative services and products. At this time, we are developing several inexpensive additional products and services which will operate in this manner.

Satellite Constellation Operations

Old Globalstar started commercial service in 2000 with a 48-satellite constellation, four in-orbit spare satellites and eight spare satellites in storage. In response to satellite failures and anomalies, we reconfigured the satellite constellation in mid-2003 from a 48-satellite constellation to a 40-satellite constellation with in-orbit spares. We have maintained the eight orbital planes but now have five service satellites per plane. Call quality and call success rates, and thus the customer’s experience, were largely unaffected by these reconfigurations.

Our control phones located at selected gateways, which are placed in clear line of sight to the sky, make three-minute calls every 10 minutes and are used to recognize and pinpoint problems quickly if they occur on the system. A number of our satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna. See Item 7. “Management’s Discussion and Analysis—Overview: Constellation life and health.”

Gateway Openings and Acquisition

Effective January 1, 2006, we consummated the purchase of all of the issued and outstanding stock of Globalstar Americas Holding (“GAH”), Globalstar Americas Telecommunications (“GAT”), and Astral Technologies Investment Limited (“Astral”), collectively, the “GA Companies.” The GA Companies owned assets, contract rights, and licenses to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize. We believe the purchase of the GA Companies will further enhance our presence and coverage in Central America and consolidation efforts. The stipulated purchase price for the GA Companies is $5,250,500 payable substantially 100% in our common stock. In December 2006, in accordance with the acquisition agreement, we issued approximately an additional 275,000 shares of our Common Stock to the selling stockholders of the GA Companies. See Note 3 to our Consolidated Financial Statements in Item 8 of this Report.

Ancillary Terrestrial Component (ATC)

Background

In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. The ATC network would extend our services to urban areas and inside buildings where satellite services currently are impractical. We believe we are at the forefront of ATC development and are actively working to be among the first market entrants. For a description of the FCC’s ATC rules and our authorization to provide ATC services, see “Regulation—United States FCC Regulation—ATC.”

We expect that the equipment used for ATC would be very much like the equipment used in cellular and PCS networks. In demonstrations in New York and Washington D.C. in July 2002, we used a picocell to permit our satellite phones, operating at our frequencies, to be used both indoors (where satellite service is unavailable) through the modified picocell and outdoors through our satellites and ground stations. This demonstrated our ability to make and receive ATC calls using our mobile satellite services spectrum under the authority of an FCC experimental license.

ATC frequencies are designated in previously satellite-only bands at 1.5 GHz, 1.6 GHz, 2 GHz and 2.5 GHz. On January 20, 2006, we were granted authorization by the FCC to operate an ATC network initially over 11 MHz of our spectrum, divided into 5.5 MHz in the L-band and 5.5 MHz in the S-band. We have filed with the FCC for ATC authorization for all 27.85 MHz of our spectrum. Outside the United States, other countries are actively considering implementing regulations to facilitate ATC services. We are committed to pursuing ATC licenses in those jurisdictions as regulations are implemented and new revenue opportunities are presented and have begun this effort in Canada and Europe.

In keeping with the FCC’s decision, ATC services must be complementary or ancillary to mobile satellite services in an “integrated service offering,” which can be achieved by using “dual-mode” handsets capable of transmitting and receiving mobile satellite services and ATC signals. Further, user subscriptions that include ATC services must also include mobile satellite subscription services. Because of these requirements, the number of potential early stage competitors in providing ATC services is limited, as only mobile satellite services operators who are offering commercial satellite services can provide ATC services. At the time we commence ATC operations, we must meet all of the FCC’s authorization requirements, including an in-orbit spare requirement.

ATC Opportunities

We believe we are uniquely positioned to benefit from the development of our ATC license given our existing in-orbit satellite fleet and ground stations and we may be among the first to introduce these services. Unlike several of our competitors, who need to launch new satellites and build ground facilities, our existing constellation and our ground stations with relatively minor modification, are technically capable of accommodating ATC operations. Even with high-bit rate applications, we believe that our network and spectrum are sufficient to meet the demanding band-width requirements of the current and next generation of wireless services.

We could offer the following terrestrial services, among others, with ATC:

•       mobile voice

•       mobile broadband data

•       fixed broadband data

•       voice over internet protocol, or VOIP

•       multi-casting and broadcasting services for music and video

We are considering a range of options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communications companies to capture the full potential of our spectrum and ATC license.

Northern Sky Research has predicted that the ATC services market will account for 29% of in-service mobile satellite units and 16% of industry retail revenues by the end of 2010.

Competition

The global communications industry is highly competitive. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Our most direct competition comes from other global mobile satellite services providers. Our two largest global competitors are Inmarsat and Iridium. We compete primarily on the basis of coverage, quality, portability and pricing of services and products.

Inmarsat has been a provider of global communications services since 1982. Inmarsat owns and operates a fleet of geostationary satellites. Due to its geostationary system, Inmarsat’s coverage area extends and covers most bodies of water more completely than we do. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers global land-based and aeronautical communications services. Inmarsat generally does not sell directly to customers. Rather, it markets its products and services principally through a variety of distributors, including Stratos Global Corporation, Telenor Satellite Services, the France Telecom Group, KDDI Corporation and The SingTel Group, who, in most cases, sell to additional downstream entities who sell to the ultimate customer. We compete with Inmarsat in several key areas, particularly in our maritime markets. We believe that the size and functionality of our mobile handsets and data devices are superior to Inmarsat’s fixed units, which tend to be significantly bulkier and more cumbersome to operate. In addition, our products generally are substantially less expensive than those of Inmarsat.

Iridium owns and operates a fleet of low earth orbit satellites that is similar to our network of satellites. Iridium entered into bankruptcy protection in March 2000 and was out of service from March 2000 to January 2001. Since Iridium emerged from bankruptcy in 2001, we have faced increased competition from Iridium in some of our target markets. Iridium provides data and voice services at rates of up to 2.4 Kbps, which is approximately 25% of our uncompressed speed. Because Iridium switches calls between satellites, it is able to cover deep ocean areas that we cannot cover with our land-based gateways.

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors’ serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in the Middle East and Africa; Asian Cellular Satellites in Asia; Mobile Satellite Ventures and Mobile Satellite Ventures Canada in the Americas; and Optus MobileSat in Australia.

In some of our markets, such as rural telephony, we compete directly or indirectly with very small aperture terminal operators that offer communications services through private networks using very small aperture terminals or hybrid systems to target business users. Very small aperture terminal operators have become increasingly competitive due to technological advances that have resulted in smaller, more flexible and cheaper terminals.

We compete indirectly with terrestrial wireline (landline) and wireless communications networks. We provide service in areas that are inadequately covered by these ground systems. To the extent that terrestrial communications companies invest in underdeveloped areas, we will face increased competition in those areas. We believe that local telephone companies currently are reluctant to invest in new switches and landlines to expand their networks in rural and remote areas due to high costs and to decreasing demand and subscriber line loss associated with wireless telephony. Many of the underdeveloped areas are sparsely populated so it would be difficult to generate the necessary returns on the capital expenditures required to build terrestrial wireless networks in such areas. We believe that our solutions offer a cost-effective and reliable alternative to ground-based wireline and wireless systems and that continued growth and utilization will allow us to further lower costs to consumers.

Our industry has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, designing and building the satellite constellation and synchronizing the network technology. We will continue to face competition from Inmarsat and Iridium and other businesses that have developed global mobile satellite communications services in particular regions. We will also face competition from incipient mobile satellite ATC services providers, such as TerresStar and ICOGlobal, who are currently designing a core satellite operating business and a terrestrial component around their spectrum holdings.

Employees

As of December 31, 2006, we had 343 full-time employees and six part-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2006, we held 79 U.S. patents with 13 additional U.S. patents pending and 8 foreign patents with 9 additional foreign patents pending. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of our important patents in the United States, Canada and Europe.

Regulation

United States FCC Regulation

Mobile Satellite Services Spectrum and Satellite Constellation.

Our satellite constellation and four U.S. gateways are licensed by the FCC. Our system is sometimes called a “Big LEO” (for “low earth orbit”) system.

We hold regulatory authorization for two pairs of frequencies on our current system: user links (from the user to the satellites, and vice versa) in the 1610 - 1621.35 and 2483.5 - 2500 MHz bands and feeder links (from the gateways to the satellites, and vice versa) in the 5091 - 5250 and 6875 - 7055 MHz bands. The FCC authorizes the operation of our satellite constellation and gateways and mobile phones in the United States. Gateways outside the United States are licensed by the respective national authorities.

Our subsidiary, GUSA Licensee LLC (“GUSA”), is authorized by the FCC to distribute mobile and fixed subscriber terminals and to operate gateways in the United States. GUSA holds the licenses for our gateways in Texas, Florida and Alaska. Another subsidiary, GCL Licensee LLC (“GCL”), holds an FCC license to operate a gateway in Puerto Rico. GCL is also subject to regulation by the Puerto Rican regulatory agency.

ATC.

In January 2006, the FCC granted our application to add an ATC service to our existing mobile satellite services. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and ubiquitous coverage throughout the United States. The FCC regulates mobile satellite services operators’ ability to provide ATC-related services, and our authorization is predicated on compliance with and achievement of various “gating criteria” adopted by the FCC in February 2003 and summarized below.

•       The mobile satellite services operator must demonstrate that its satellites are capable of providing substantial satellite service to all 50 states, Puerto Rico and the U.S. Virgin Islands and that its network can offer commercial mobile satellite services service to subscribers throughout that area. A mobile satellite services operator can provide ATC services only within its satellite footprint and within its assigned spectrum.

•       Mobile satellite services and ATC services must be fully integrated either by supplying subscribers with dual-mode mobile satellite services/ATC handsets or otherwise showing that the ATC service is substantially integrated with the mobile satellite services service.

•       Companies, including our company, that operate low earth orbit constellations must maintain an in-orbit spare satellite at the time that they initiate ATC service.

•       The mobile satellite services operator may not offer ATC-only subscriptions.

In June 2006, we petitioned the FCC to authorize us to use all of our remaining spectrum for ATC services. Based upon the February 2003 FCC order adopting the ATC rules, we anticipate that the FCC will authorize us to use more of our spectrum for ATC service.

2 GHz Spectrum.

On July 17, 2001, the FCC granted us and seven other applicants authorizations to construct, launch and operate mobile satellite services systems in the 2 GHz mobile satellite services band, subject to strict milestone requirements. In the case of foreign-licensed applicants, the FCC “reserved” spectrum but required the foreign applicants to meet the same milestones as the domestic applicants. The FCC originally allocated 70 MHz (two 35 MHz paired blocks) of spectrum for this mobile satellite service but later reduced the allocation to 40 MHz (two 20 MHz paired blocks), reallocating 30 MHz to terrestrial wireless services. Each applicant received a base allocation of 3.5 MHz of paired spectrum with the opportunity to gain additional spectrum upon launch of its system. Systems were required to be constructed in compliance with certain milestones, the first of which was executing a non-contingent contract by July 17, 2002 for the construction of a system. We believe that we met this first milestone by entering into a non-contingent contract with Space Systems/Loral on July 16, 2002. Although we had not yet reached subsequent milestone dates, we requested the FCC to grant certain waivers of later milestones. On January 30, 2003, the FCC’s International Bureau denied our waivers and declared our 2 GHz license to be null and void. In June 2004, the FCC declined to reverse that decision, and we requested reconsideration, which request remains pending. Subsequently, all but two of the other licensees (TMI/TerreStar, a Canadian company licensed by Industry Canada, and ICO Global Communications, a company licensed in the U.K.) either surrendered their licenses or had them cancelled. In June 2005, the FCC requested public comment on whether it should divide the remaining 40 MHz of mobile satellite services spectrum between the two remaining foreign licensees, reallocate some of the spectrum to other uses or accept new applications. We argued that the FCC should retain all of the spectrum for mobile satellite services, reinstate our cancelled 2 GHz license, and grant each of us, TMI/TerreStar and ICO Global Communications one-third of the 40 MHz.

On December 9, 2005, the FCC decided to retain a 40 MHz allocation for mobile satellite services but to reserve it all for TMI/TerreStar and ICO Global Communication, both of which are non-U.S. corporations, although the reservation was made expressly subject to the outcome of our request for reconsideration of the invalidation of our 2 GHz license. We believe that this action by the FCC reserving all of the spectrum for two companies is inconsistent with the facts and law and have petitioned the FCC to reconsider its decision. The FCC has not yet acted on our petition. If the FCC adheres to this decision, we expect to pursue our available legal remedies, including appealing the FCC’s decision to the U.S. Court of Appeals. We do not believe that our existing operations or plans for the introduction of ATC services or for a second-generation satellite constellation will be adversely impacted if the 2 GHz license is not reinstated; however, reinstatement would increase our value and potential revenues and profitability.

Spectrum Sharing.

In July 2004, the FCC issued a decision giving Iridium shared access to the 1618.25 - 1621.35 MHz portion of our 1610 - 1621.35 MHz band. We share this portion of the band with Iridium on a “co-primary” basis for uplink usage, but we retain priority and are “primary” with respect to the downlink usage in this band. Previously, Iridium had exclusive access to 1621.35 - 1626.5 MHz, and, except for the requirement to protect certain radio astronomy operations, we had exclusive access to 1610 - 1621.35 MHz, subject to the possible future development of new CDMA-based systems compatible with ours. We have requested reconsideration of certain portions of this decision, including the specific frequencies that must be shared with Iridium and the technical requirements that will govern the sharing. The FCC has not yet acted on our request. Iridium has sought to extend the sharing over an additional 2.25 MHz of our spectrum, which we have vigorously opposed. We cannot predict whether the FCC will grant Iridium’s request for more shared spectrum.

Also in the July 2004 decision, the FCC stated it expects us and Iridium to reach a mutually acceptable coordination agreement. In the same decision, the FCC required us to share the 2496 - 2500 MHz portion of our downlink spectrum with certain Broadband Radio Service fixed wireless licensees and with about 100 “grandfathered” Broadcast Auxiliary Service licensees. We expect the latter to be relocated out of the band by about 2009. Although we and others requested reconsideration of certain of the rules that will govern our sharing with these Broadband Radio Service and Broadcast Auxiliary Service licensees, the FCC affirmed this portion of its decision in an order issued in April 2006. Certain parties have filed further requests with the FCC for reconsideration of this decision, which we have opposed. In addition, on July 21, 2006, Sprint Nextel Corporation (“Sprint Nextel”) one of the largest Broadband Radio Service licensees, filed an appeal of the FCC’s decision to relocate them to the 2496-2500 MHz band with the U.S. Court of Appeals for the D.C. Circuit. On December 6, 2006, the court granted FCC’s motion to hold the case in abeyance. Although we have filed a motion to intervene in the case, it is unclear whether, and if so, to what extent a court decision in favor of Sprint Nextel would have an impact on our spectrum rights.

International Coordination

Our system operates in frequencies which were allocated on an international basis for mobile satellite services user links and mobile satellite services feeder links. We are required to engage in international coordination procedures with other proposed mobile satellite services systems under the aegis of the International Telecommunications Union. We believe that we have met all of our obligations to coordinate our system.

National Regulation of Service Providers

In order to operate gateways, the independent gateway operators and our affiliates in each country are required to obtain a license from that country’s telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All 25 gateways operated by us and the independent gateway operators are licensed. An independent gateway operator in South Africa, Vodacom, was unable to secure a license to activate and operate the gateway in that country and turned the gateway over to Telkom, the South African telephone company, in settlement of debts. We have initiated efforts to reestablish the business in South Africa through our own subsidiary. In May 2006, we obtained an operating license that allows us to provide service in South Africa but not to operate the gateway itself. We are continuing to seek a qualified gateway operator.

Our subscriber equipment generally must be type certified in countries in which it is sold or leased. The manufacturers of the equipment and our affiliates or the independent gateway operators are jointly responsible for securing type certification. Thus far, our equipment has received type certification in each country in which that certification was required.

United States International Traffic in Arms Regulations

The United States International Traffic in Arms regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. The President has delegated this authority to the U.S. Department of State, Directorate of Defense Trade Controls. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. Some information involved in the performance of our operations falls within the scope of these regulations. As a result, we may have to obtain an export authorization or restrict access to that information by international companies that are our vendors or service providers. We have received and expect to continue to receive export licenses for our telemetry and control equipment located outside the United States and for providing technical data to potential launch contractors and developers of our next generation of satellites.

Environmental Matters

We are subject to various laws and regulations relating to the protection of the environment and human health and safety (including those governing the management, storage and disposal of hazardous materials). Some of our operations require continuous power supply and, as a result, current and past operations at our teleport and other technical facilities include fuel storage and batteries for back-up generators. As an owner or operator of property and in connection with current and historical operations at some of our sites, we could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or liabilities under environmental laws and regulations.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Globalstar) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

We make available financial information, news releases, SEC filings and other information on our website at www.globalstar.com. The documents available on our website are not incorporated by reference into this Report.

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

Since the first Old Globalstar satellites were launched in 1998, nine have failed in orbit, and others may fail in the future. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. As our constellation has aged, the quality of our satellites’ signals has diminished, and may continue to diminish, adversely affecting the reliability of our service, which could adversely affect our results of operations, cash flow and financial condition. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge reflecting its net book value. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures, whether such failures are caused by internal or external factors.

We have been advised by our customers and others of temporary intermittent losses of signal cutting off calls in progress or preventing completions of calls when made. If these problems increase, they could affect adversely our business and our ability to complete our business plan.

Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its currently expected life. As a result, some of our in-orbit satellites may not be fully functioning at any time.

Old Globalstar launched our first-generation constellation beginning in 1998 and ending in 2000. Eight of our nine satellite failures have been attributed to common anomalies in the satellite communications subsystem S-band antenna. The ninth satellite’s failure was attributed to an anomaly with the satellite command receiver. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna reduces the quality of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. The root cause of the degradation in performance of the amplifiers is unknown, although we believe it may result from irradiation of the satellites in orbit. The S-band antenna amplifier degradation does not affect adversely our one-way “Simplex” data transmission services, which utilize only the L-band uplink from a subscriber’s “Simplex” terminal to the satellites.

To date, we have managed the degradation of the S-band antenna amplifiers in various technical ways, as well as by placing into service spare satellites already in orbit and moving unimpaired satellites to key orbital positions. To maintain the highest possible capacity and best possible quality of service in light of this problem and to prepare for the integration of the eight satellites to be launched in 2007, on February 2, 2007, we completed the reconfiguration of our satellite constellation to combine two different “Walker” configurations, which continue to operate as a single constellation of 40 satellites plus in-orbit spares. When launched, the eight additional satellites will be utilized to augment the constellation until the second generation satellites are available for service, which we currently project will be launched beginning in late 2009.

In early 2006, we undertook a comprehensive third party review of the S-band antenna amplifier problem and the likely impact of the degradation of performance of these amplifiers in individual satellites on the performance of the constellation as a whole. At that time, based in part on the third-party report, we concluded that, although there was risk, with the addition of the eight spare satellites in 2007, the constellation would continue to provide commercially viable two-way communication services until the next generation satellites begin to be launched in 2009. Based on data recently collected from satellite operations, we have concluded that the degradation of the S-band functionality for commercial service is now occurring at a rate that is faster than previously experienced and faster than we had previously anticipated. In response, in consultation with outside experts, we have implemented innovative methods, and plan to continue to implement additional corrective measures, to attempt to ameliorate this problem, including modifying the configuration of our constellation as described above, and thereby extend the life of the two-way communication capacity of the constellation. Nonetheless, to date we have been unable to correct the amplifier problem and may be unable to do so.

Based on our most recent analysis, we now believe that, if the degradation of the S-band antenna amplifiers continues at the current rate or further accelerates, and if we are unsuccessful in developing additional technical solutions, the quality of two-way communications services will decline, and by some time in 2008 substantially all of our currently in-orbit satellites will cease to be able to support two-way communications services. As the number of  in-orbit satellites (but not the eight spare satellites scheduled to be launched in 2007) with properly functioning S-band antenna decreases, despite a successful launch  and optimized placement in orbit of the eight spare satellites in 2007, increasingly larger coverage gaps will recur over areas in which we currently provide two-way communication services. Subscriber service will continue to be available, but at certain times in any given location it will take substantially longer to establish calls and the average duration of calls may be impacted adversely.

We are working on plans, including new products and services and pricing programs, and exploring the feasibility of accelerating procurement and launch of our second-generation satellite constellation, to attempt to reduce the effects of this problem upon our customers and operations. We will be able to forecast the duration of service coverage at any particular location in our service area and we intend to make this information available without charge to our service providers, including our wholly owned operating subsidiaries, so that they may work with their subscribers to reduce the impact of the degradation in service quality in their respective service areas. We are also reviewing our business plan in light of these developments.

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

We are licensed by the U.S. Federal Communications Commission (“FCC”) to provide an ancillary terrestrial component, known as ATC services, in combination with our existing communication services. If we can integrate ATC services with our existing business, we will be able to use the spectrum currently licensed to us to provide telecommunications through both our satellite and ground station system and through a terrestrial-based cellular-like system. If successful, this will allow us to address a broader market for our products and services by allowing us to provide communications services where satellite-based service is impractical, such as in urban areas and inside buildings, thereby increasing our revenue and profitability and the value of our licenses. However, neither we nor any other company has yet successfully integrated ATC services with satellite services, and we may be unable to do so. If we fail to do so, we will not obtain the benefits described above and any investment we make in developing ATC services will be lost.

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

•       our ability to maintain the health, capacity and control of our existing satellite network, including the successful launch of the eight spare satellites;

•       our ability to complete the design, construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control; and

•       the effectiveness of our competitors in developing and offering similar services and products.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our revenue and profitability.

For the year ended December 31, 2006, over 90% of our revenue was derived from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to continue to improve their ability to market our products and services successfully, our revenue and profitability may decrease.

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

The hardware and software utilized in operating our gateways were designed and manufactured over 10 years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service. Although we maintain inventories of spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing this hardware and software, but we may not be successful in these efforts, and the cost may exceed our estimates. We expect to face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us.

If we are unable to deploy our second-generation satellite constellation before our current satellite constellation ceases to provide commercially viable service, we will incur a decline in revenues and profitability.

We plan to deploy our second-generation satellite constellation beginning in 2009. If we are unable for any reason, including manufacturing or launch delays, launch failures, delays in receiving regulatory approvals or insufficient funds, to deploy our second-generation constellation before our current constellation ceases to provide commercially viable service, we are likely to lose subscribers, and will incur a decline in revenues and profitability as our ability to provide commercially viable service declines.

Furthermore, we plan to fund the acquisition and deployment of the second-generation satellite constellation in large part with internally generated cash flows. If those internally generated cash flows drop significantly, we will need to obtain outside capital to complete our business plan. We have not arranged this financing and may not be able to so on acceptable terms.

A natural disaster could diminish our ability to provide communications service.

Although our experience during the Hurricane Katrina in 2005 showed the reliability and versatility of our system, natural disasters could damage or destroy our ground stations resulting in a disruption of service to our customers. We currently have the technology to safeguard our antennas and protect our ground stations during natural disasters such as a hurricane, but the collateral effects of such disasters such as flooding may impair the functioning of our ground equipment. If a future natural disaster impairs or destroys any of our ground facilities, we may be unable to provide service to our customers in the affected area for a period of time.

In addition, even if our gateways are not affected by natural disasters, our service could be disrupted if a natural disaster damages the public switch telephone network or our ability to connect to the public switch telephone network. We were able to make the necessary adjustments during Hurricane Katrina because the public networks serving our gateways in Texas and Florida were not damaged.

We may not be able to launch our satellites successfully. Loss of a satellite during launch could delay or impair our ability to offer our services or reduce our revenues and launch insurance will not cover fully this risk.

We intend to insure the launch of our eight spare satellites to supplement our existing low earth orbit constellation, but we do not insure our existing satellites during their remaining in-orbit operational lives. We anticipate our eight spare satellites will be launched in 2007 on two rockets, each carrying four satellites. Launch insurance currently costs approximately 6.4% of the insured value of the satellite (including launch costs). Even though a lost satellite is fully insured, acquiring a replacement satellite for any of these eight spares is not feasible prior to the launch of our second generation beginning in 2009. Furthermore, the insurance does not cover lost revenue.

Our launch failure insurance policy includes specified exclusions, deductibles and material change limitations. Some (but not all) exclusions include damage arising from acts of war, anti-satellite devices and other similar potential risks for which exclusions are customary in the industry at the time the policy was written.

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

Northern Sky Research estimates that development of a terrestrial network to provide ATC services could cost $2.5 to $3.0 billion in the United States alone. Therefore, full exploitation of our ATC opportunity probably will require us to form partnerships, service contracts or other joint venture arrangements with other telecommunications or spectrum-based service providers. We may not be able to establish such arrangements at all or on favorable terms and, if such arrangements are established, the other parties may not fulfill their obligations. If we are unable to form a suitable partnership or enter into a service contract or joint venture agreement, we may not be able to realize our plan to offer ATC services, which would limit our ability to expand our business and reduce our revenues and profitability. In addition, in such event we will lose any resources we have invested in developing ATC services, which may be substantial.

ATC spectrum access is limited by regulatory and technological factors. If we are unable to work within these limitations, our anticipated future revenues and profitability will be reduced, and we could lose all or much of our investment in developing ATC services.

We have been granted authority to use a finite quantity of radio spectrum for ATC services. Our ATC license currently is limited to 11 MHz, i.e., 5.5 MHz of spectrum in each of the L and S bands. Any ATC use of more than 11 MHz of spectrum would require a change in or waiver of FCC rules. While we have applied for a change in the rules, no such change may occur. In addition, our authority to provide ATC services is contingent on our continuing to offer satellite services to our customers and having a usable in-orbit spare satellite at the time we begin to offer ATC services. Accordingly, we must continue to provide communication between our satellites and the gateways when we commence providing ATC services through our network. If we are not able to manage our satellite and ATC spectrum use dynamically and efficiently, we may not be able to realize the full value of our ATC license.

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

Under the FCC’s plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However, there is a potential German CDMA system called Courier which may be built and which may use our frequencies. In July 2004, the FCC released rules which require us to share 3.1 MHz of the 1610.25 to 1621.35 MHz portion of our uplink band with Iridium and the 2496 to 2500 MHz portion of our downlink band with terrestrial operators providing broadband radio service. The FCC also asked for comment on whether Iridium should be allowed to share the 1616 to 1618.25 MHz portion of the 1.6 GHz band. Although we have continued to contest vigorously any proposed additional sharing of our spectrum, we may not retain exclusive use of all of our existing spectrum. If we are required to share additional frequency bands or if Iridium or an operator of a CDMA system uses these frequencies, it may reduce our usable capacity and thereby decrease the value of our spectrum.

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

There are currently five other satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat, Mobile Satellite Ventures, Thuraya and Asian Cellular Satellites. In addition, ICO Global Communications Company and TMI/TerreStar plan to launch their new satellite systems within the next few years. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand.

In April 2001, Iridium, our principal worldwide mobile satellite competitor, exited bankruptcy and resumed commercial service in competition with us. Iridium has a long-term contract from the United States Department of Defense. ICO Global Communications is expected to complete its system and compete with us in the future. TMI/TerreStar also holds a 2 GHz satellite license and is constructing a system that may compete with us in the future. In addition, we may face competition from new competitors or new technologies, which may materially adversely affect our business plan. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue as much as we expect.

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

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, more rapid than anticipated degradation of our constellation or for other reasons. Our top 10 customers for the year ended December 31, 2006 accounted for, in the aggregate, approximately 22% of our total revenues of $136.7 million. For the year ended December 31, 2006, revenues from our largest customer were $5.4 million, or 3.9% of our total revenues. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, it could result in a significant reduction in our profitability through the loss of revenues and the requirement to record additional costs to the extent that amounts due from these customers are considered uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 20% of our GUSA revenue for the year ended December 31, 2006. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty.

We may need additional capital to maintain our network and to pursue future growth opportunities. If we fail to obtain sufficient capital, we will not be able to complete our business plan.

Our business plan calls for the launch of spare and new satellites, upgrading our ground stations, phones and data terminals and entering into joint ventures to develop ATC and other international services and products. We believe the net proceeds from our initial public offering, together with cash on hand, cash generated from our operations (which is dependent on continued health of our constellation) and cash available under our credit agreement and irrevocable standby stock purchase agreement, will be sufficient to enable us to implement our business plan. If we are wrong, we may not be able to obtain in a timely manner sufficient funds to develop and launch such satellites, upgrade our ground component or develop our ATC services and products. If we do not generate the amount of cash we expect from our operations or do not receive the entire remaining commitment from the irrevocable standby stock purchase agreement with Thermo Funding Company, we will not be able to complete our current business plan, and will be required to revise the plan to one that can be accomplished with our available capital, which could make us less competitive and reduce our future revenue and profitability.

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

Our operations are subject to certain regulations of the United States State Department’s Directorate of Defense Trade Controls (i.e., the export of satellites and related technical data), United States Treasury Department’s Office of Foreign Assets Control (i.e., financial transactions) and the United States Commerce Department’s Bureau of Industry and Security (i.e., our gateways and phones). These regulations may limit or delay our ability to operate in a particular country. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in any country, we could be subject to sanctions that could affect, materially and adversely, our ability to operate in that country. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. The contract for the launch of our eight spare satellites and a substantial majority of our obligations, including the funds held in escrow to secure our payment obligations, under the contract for our second-generation constellation are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 33% of our total sales were to customers in Canada, Europe and Venezuela during the year ended December 31, 2006. Our results of operations for the year ended December 31, 2006 reflected a loss of $4.0 million on foreign currency transactions. Our exposure to fluctuations in currency exchange rates has increased significantly as a result of our two satellite contracts. We may be unable to offset unfavorable currency movements as they adversely effect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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

Space Systems/Loral manufactured our eight spare satellites, all of which are being prepared for launch in 2007. Those satellites were acquired by Old Globalstar in 2003, as part of a settlement with Loral, and are now owned by us. We are dependent on third parties to test, prepare for launch and provide certain services in support of the launch of our spare satellites. We have contracted with Starsem to launch these satellites. We expect the cost of testing and launching these eight spare satellites (including launch insurance) to be approximately $120.0 million.

On November 30, 2006, we entered into an agreement with Alcatel to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services. We do not have an alternative source in the event that Alcatel is unable or unwilling to fulfill the contract.

Wireless devices may pose health and safety risks and, as a result, we may be subject to new regulations, demand for our services may decrease and we could face liability based on alleged health risks.

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennae. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. The U.S. Supreme Court has declined to review a lower federal court’s decision remanding for trial in state courts several cases alleging such injuries. Our subsidiary, Globalstar USA, LLC, was a defendant in a similar case in a Georgia state court. Vodafone Americas, Inc. conducted our defense pursuant to a prior indemnification obligation. In March 2005, the case was consolidated with four other cases in the United States District Court in Maryland. On January 30, 2006, because of the consolidation, the plaintiff voluntarily dismissed the Georgia state court case.

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

Our indebtedness could adversely affect our financial condition. If the $150.0 million in committed facilities under our credit agreement had been drawn fully at December 31, 2006, our indebtedness would have been $150.7 million. This would have resulted in annual interest expense of approximately $16.6 million, assuming an interest rate of 11.0%. Our indebtedness could:

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

•       limit our flexibility in planning for, or reacting to, competition and/or changes in our business or our industry by limiting our ability to incur additional debt, to make acquisitions and divestitures or to engage in transactions that could be beneficial to us;

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

•       merge or consolidate with other entities or transfer all or substantially all of our assets; and

•       transfer or sell assets.

Complying with these restrictive covenants, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the common stock and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions. Furthermore, our ability to draw on our credit facility is subject to conditions, including the absence of a material adverse change in our business or financial condition.

If we are unable to address successfully the material weakness in our internal controls, or our other control deficiencies, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other requirements may be adversely affected; public reporting obligations will put significant demands on our financial, operational and management resources.

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with its audit of our 2006 consolidated financial statements, our independent registered public accounting firm, Crowe Chizek and Company LLP, identified a material weakness in our processes, procedures and controls related to the preparation, analysis and review of financial information. A material weakness is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Crowe Chizek identified a combination of issues that resulted in a material weakness, including the timeliness of identifying, researching and resolving accounting issues, the sharing of information and knowledge within and outside our accounting department, and the lack of specific metrics or processes to act as early warning indicators of potential impairments. Accordingly, our management concluded that this deficiency in internal control over financial reporting was a material weakness. Crowe Chizek recommended that we consider taking remedial actions, including hiring additional accounting resources and/or modifying existing job responsibilities in our corporate accounting department and simplifying and automating our reporting process.

To address this issue, we intend to hire additional high-level accounting personnel and institute additional procedures for inter-departmental communication and staff meetings. In connection with their audit of our 2006 financial statements, Crowe Chizek also advised our management and board of directors that it had identified a significant deficiency in our internal controls related to the revenue recognition process for annual service plans. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. We intend to remediate this deficiency by adding more automated reporting capabilities in our billing software to reduce the use of manual processes.

We expect to incur additional costs associated with being a public company going forward. Although significant, we do not expect these additional costs to be material to our operations. We intend to pay for these additional costs from our working capital generated by our continuing operations.

We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate, including to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at or before December 31, 2007, the date by which we are required to comply with it.

Any material weakness or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and NASDAQ Global Select Market listing standards or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

Our pre-emptive rights offering, which we intend to commence in the future, is not in strict compliance with the technical requirements of our prior certificate of incorporation.

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

The pre-emptive rights offering will be made pursuant to a registration statement filed with, and potentially reviewed by, the Securities and Exchange Commission. After giving effect to waivers that we have already received, up to 785,328 shares of our common stock may be purchased if the pre-emptive rights offering is fully subscribed. Such shares may be purchased at approximately $16.17 per share, regardless of the trading price of our common stock. Although any shares purchased or subscribed for in the pre-emptive rights offering will be subject to a lock-up until May 2007, the nature of the pre-emptive rights offering may negatively affect the trading price of our common stock. Additionally, because existing stockholders who commit to participate in the pre-emptive rights offering have the right to purchase their committed shares at any time during the term of the irrevocable standby stock purchase agreement, any future purchases at $16.17 may also affect the trading price of our common stock at the time of purchase.

Item 1B.               Unresolved Staff Comments

Not Applicable

Item 2.                        Properties

Our principal headquarters are located in Milpitas, California, where we currently lease 42,000 square feet of office space. We own or lease the facilities described in the following table:

Location	Country	Sq Feet	Facility Use	Owned/Leased
El Dorado Hills, California	USA	11,000	Back-Up Control Center	Leased
Mississauga, Ontario	Canada	13,627	Canada Office	Leased
Milpitas, California	USA	42,000	Corporate Office	Leased
Dublin	Ireland	1,700	Europe Office	Leased
Landover, Maryland	USA	1,810	Sales Office	Leased
Caracas	Venezuela	2,690	Venezuela Office	Leased
Panama City	Panama	1,141	GAT Office	Leased
Guatemala City	Guatemala	699	Sales Office	Leased
Tegucigalpa	Honduras	969	Sales Office	Leased
Managua	Nicaragua	452	Sales Office	Leased
Clifton, Texas	USA	10,000	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Aussaguel	France	4,600	Gateway	Leased
Los Velasquex, Edo Miranda	Venezuela	9,700	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Managua	Nicaragua	10,857	Gateway	Owned

Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of the lenders under our credit agreement. See “Management’s Discussion and Analysis—Contractual Obligations and Commitments.”

Item 3.                        Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition. We are involved in certain litigation matters as discussed below.

On May 26, 2005, Loral, filed a motion for an order in its Delaware bankruptcy case under Rule 2004 seeking to compel us and certain affiliates and individuals to produce documents and appear for oral examination. The matter involved our management of Government Services, L.L.C. (“GSLLC”), in which Loral holds a 25 percent minority interest, and alleged breach of fiduciary duty by the directors of GSLLC. On October 17, 2006, we and Loral agreed to settle this litigation. We agreed to pay $0.5 million in cash to Loral to settle the litigation and to acquire from Loral its 25% interest in Globalstar’s 75% owned subsidiary, GSLLC. The Delaware court approved the settlement on November 22, 2006, and payment was made on December 4, 2006. We now own 100% of GSLLC.

On January 13, 2006, Elsacom N.V. (“Elsacom”), an independent gateway operator whose territories include portions of Central and Eastern Europe and North Africa, served us with a notice of arbitration pursuant to a dispute resolution provision in its Satellite Services Agreement. The dispute stems from our decision in the fall of 2005 to realign coverage of the two gateways serving Western and Central Europe. On December 8, 2006, we and Elsacom agreed to settle this arbitration. We agreed to provide Elsacom service provider credits worth $760,000 on current receivables and future sales and each party undertook certain other non-financial obligations.

On February 9, 13 and 21, 2007, three plaintiffs (Ladmen Partners, Israel Bollag and Margueritte Sherrard, respectively) filed purported class action lawsuits in the Southern District of New York against us, our chief executive officer and our chief financial officer. The actions allege that our registration statement related to our initial public offering in November 2006 contained material misstatements and omissions. The actions cited a drop in the trading price of our common stock that followed our filing, on February 5, 2007, of a current report of Form 8-K relating in part to changes in the condition of our satellite constellation. The actions seek recovery on behalf of a class of purchasers of our common stock who purchased shares in the initial public offering or traceable to that offering from November 2, 2006 through February 6, 2007. We intend to defend the matters vigorously.

Item 4.                        Submission of Matters to a Vote of Security Holders

Prior to our registration under the Securities Act of 1934, as permitted by Delaware law, we obtained written consents from the holders of a majority of our outstanding Common Stock on two occasions during the fourth quarter of 2006. At the time of each consent, there were 10,479,249 shares of Common Stock outstanding, consisting of 3,243,631 shares of Series A Common Stock, 692,400 shares of Series B Common Stock and 6,543,218 shares of Series C Common Stock. As to the first matter below, approval required the affirmative vote of  a majority of the total outstanding shares, voting as a single class. The third required approval by holders of a majority of the outstanding shares of Series C Common Stock, voting separately as a class, and by holders of a majority of the outstanding shares of Series A and Series B Common Stock, voting together as a single class.  Share numbers provided in this item are not adjusted for a 6-for-1 stock split in the form of a stock dividend that occurred on October 25, 2006.

On October 11, 2006, stockholders holding approximately 64% of the  shares of Common Stock then outstanding approved an amendment to our Certificate of Incorporation to change the lock-up expiration date (the date upon which shares became transferable without approval of the Board of Directors) from October 13, 2006 to December 31, 2006.

	Votes
	For	Against	Withheld
Approve Amendment	6,697,858	N/A	N/A

On October 13, 2006, stockholders holding approximately 50.2% of the shares of Series A and Series B Common Stock and 100% of the Series C Common Stock then outstanding approved our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws.

	Votes
	For	Against	Withheld
Approve Amendment and Restatement
Series A & B	1,975,652	N/A	N/A
Series C	6,543,218	N/A	N/A

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Equity Securities

Our Common Stock has been quoted on the NASDAQ Global Market under the symbol “GSAT” since November 2, 2006. Prior to that time, there was no public market for our stock. The following table sets forth the closing high and low prices of our common stock as reported by the NASDAQ Global Market for the period indicated:

	2006
Fiscal Year 2006 Quarter Ended:	High	Low
December 31, 2006	$17.68	$12.80

As of March 26, 2007, there were 292 holders of record of our Common Stock. We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Use of Proceeds

On November 7, 2006, we completed the initial public offering of our Common Stock pursuant to a registration statement on Form S-1 (File No. 333-135809) declared effective by the Securities and Exchange Commission on November 1, 2006. The managing underwriters for the offering were Wachovia Securities and JP Morgan. Pursuant to the registration statement, we sold 7,500,000 shares of Common Stock at $17.00 per share for an aggregate offering of $127.5 million. After deducting underwriting discounts and commissions of approximately $8.9 million and other estimated offering costs of approximately $1.9 million, our net proceeds from the initial public offering were approximately $116.6 million. As of December 31, 2006, we have used $33.3 million to repay our revolving credit facility, which may be redrawn subsequently, and to make initial payments on our second-generation satellite contract and have distributed $685,848 to Thermo as required by our former operating agreement and permitted by our credit agreement. Of the remaining proceeds, $52.6 million has been placed in an escrow account to secure our payment obligations related to the contract with Alcatel for the construction of our second-generation constellation and $30.2 million has been invested in highly liquid short-term investments in accordance with our investment policy.

Unregistered Sales of Equity Securities

Effective January 1, 2006, we purchased the stock of three companies (“GA Companies”) which owned and operated a satellite communications business in Central America. These companies also owned five acres of real property in Nicaragua not used directly in the telecommunications business. At the time of closing, the selling stockholders received 15,331 membership units, which subsequently were converted into 91,986 shares of our Common Stock, as described below. The issuance of this Common Stock was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. The owners of the GA Companies who received our stock represented that they were sophisticated individuals, were acquiring the stock for investment and not for resale, had received adequate information concerning us and were able to bear the risk of investing in our stock. All such individuals reside outside the United States.

Under the terms of the acquisition agreement, we were obligated either to redeem the original stock issued to the selling stockholders in January 2006 for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of that stock multiplied by the 5-day average closing price of the Common Stock for the period ending November 22, 2006. In accordance with the supplemental agreement dated December 21, 2006 with certain selling stockholders, we elected to make payment in Common Stock and issued approximately 260,000 shares of additional common stock to certain selling stockholders. Under this supplemental agreement this stock was valued at approximately $3.7 million. However, it was not registered and therefore was not marketable. Accordingly, this supplemental agreement also provided that, in order to compensate the selling stockholders for the inability to sell these shares, every month we will pay interest on $3.7 million at the monthly New York prime rate until these shares become marketable, but not later than December 31, 2007.

We have the right to register, before December 22, 2007, the 260,000 shares of stock delivered in December 2006. If we do so and we have met in full our obligation to pay interest on $3.7 million, the interest obligation ceases as of the date this registration becomes effective. We also have the right to register additional shares of sufficient value on the effective date of the registration and to pay the interest obligation in Common Stock. In addition, if the per share market value of our common stock on December 22, 2007 multiplied by 260,000 is less than $3.7 million minus the sum of interest payments made on the $3.7 million on or before December 28, 2007, we will be required to pay the shortfall to these selling stockholders. However, if we shall have also registered sufficient additional Common Stock to pay the interest obligation and distributed it to the selling stockholders, they are obligated to accept the tender, return to us the interest previously paid in cash, and deem to be satisfied all our obligations under the acquisition agreement and the supplemental agreement.

During December 2006, we reached a settlement with the remaining selling stockholder and issued 15,109 shares of Common Stock to such stockholder. The 15,109 shares issued during December 2006 and the original 4,380 shares issued in January 2006 to this selling stockholder are not considered redeemable as of December 31, 2006.

On March 17, 2006, we were converted into a Delaware corporation named Globalstar, Inc. In connection with the conversion, all of our outstanding membership units were converted into shares of Common Stock. The issuance of this Common Stock was exempt from registration under Section 2(3) of the Securities Act because it did not involve any sale of securities or any investment decision. The conversion was approved by our board of managers (without a vote of our members) under authority granted to the board of managers in our operating agreement. The members had no right to approve, reject or opt out of the conversion, made no investment decision and provided no additional consideration with respect to the conversion. In October 2006, in anticipation of our initial public offering, our certificate of incorporation was amended to combine our three series of Common Stock into one class and our Board of Directors approved a six-for-one stock split.

On April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding Company LLC, an affiliate of ours, pursuant to which the latter agreed to purchase up to 12,371,136 shares of Common Stock at a price of $16.17 per share. Thermo Funding Company had purchased 2,927,840 of such shares as of December 31, 2006 for an aggregate purchase price of $47.3 million. On February 5, 2007, Thermo Funding Company purchased an additional 1,500,000 shares of common stock for $24.3 million. The standby stock purchase agreement was required by the lender as a condition to entering into our credit agreement. The sale of these shares was exempt from registration under Section 4(2) of the Securities Act.

Item 6.                        Selected Financial Data

The following table presents our selected historical consolidated financial information and other data for the year ended December 31, 2002, for the period from January 1, 2003 through December 4, 2003, for the period from December 5, 2003 through December 31, 2003, for the years ended December 31, 2004, 2005 and 2006, and as of December 31, 2002, 2003, 2004, 2005 and 2006. The selected historical consolidated financial data of Old Globalstar (Predecessor) for the year ended December 31, 2002, for the period from January 1, 2003 through December 4, 2003 and as of December 31, 2002 has been derived from Old Globalstar’s consolidated financial statements, which are not included in this Form 10-K. Our selected historical consolidated financial data for the period December 5, 2003 through December 31, 2003 (“Successor”) and as of December 31, 2003 and 2004 has been derived from our audited consolidated balance sheets as of those dates, which are not included in this Report.

The columns in the following tables entitled “Predecessor” contain financial information with respect to the business and operations of Old Globalstar for periods prior to December 5, 2003, the date on which we obtained control of its assets.

You should read the selected historical consolidated financial data set forth below together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all included in Items 7 and 8 of this Report. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations.

	Predecessor		Successor
	Year Ended December 31,	January 1 through December 4,	December 5 through December 31,	Year Ended December 31,
	2002	2003	2003	2004	2005	2006
	(unaudited)
	(Dollars in thousands, except per share data, average monthly revenue per user and average monthly churn rate)
Statement of Operations Data:
Revenue:
Service revenue	$17,182	$40,048	$2,387	$57,927	$81,472	$92,037
Subscriber equipment sales(1)	7,457	16,295	1,470	26,441	45,675	44,634
Total revenue	24,639	56,343	3,857	84,368	127,147	136,671
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	26,379	26,629	1,931	25,208	25,432	28,091
Cost of subscriber equipment sales(2)	5,650	12,881	635	23,399	38,742	40,396
Marketing, general and administrative	39,104	28,814	4,950	32,151	37,945	43,899
Restructuring	7,694	5,381	690	5,078	—	—
Launch termination costs	18,379	—	—	—	—	—
Depreciation and amortization	30,904	31,473	125	1,959	3,044	6,679
Impairment of assets	—	211,854	—	114	114	1,943
Total operating expenses	128,110	317,032	8,331	87,909	105,277	121,008
Operating Income (Loss)	(103,471)	(260,689)	(4,474)	(3,541)	21,870	15,663
Interest income	101	7	7	58	242	1,172
Interest expense(3)	(46,523)	(1,513)	(131)	(1,382)	(269)	(587)
Interest rate derivative loss	—	—	—	—	—	(2,716)
Other	—	485	44	921	(622)	(3,980)
Total other income (expense)	(46,422)	(1,021)	(80)	(403)	(649)	(6,111)
Income (loss) before income taxes	(149,893)	(261,710)	(4,554)	(3,944)	21,221	9,552
Income tax expense (benefit)	66	170	(37)	(4,314)	2,502	(14,071)
Net Income (Loss)	$(149,959)	$(261,880)	$(4,517)	$370	$18,719	$23,623

Earnings (Loss) Per Share Data(4):
Earnings (loss) per common share—basic	N/A	N/A	$(0.08)	$0.01	$0.30	$0.37
Earnings (loss) per common share—diluted	N/A	N/A	$(0.08)	$0.01	$0.30	$0.37
Weighted average shares—basic	N/A	N/A	60,000,000	60,463,917	61,855,668	63,709,763
Weighted average shares—diluted	N/A	N/A	60,000,000	60,463,917	61,955,874	64,076,182
Pro Forma C Corporation Data(5) (unaudited):
Historical income before income taxes	N/A	N/A	N/A	N/A	$21,221	N/A
Pro forma income tax expense (benefit)	N/A	N/A	N/A	N/A	6,931	N/A
Pro forma net earnings	N/A	N/A	N/A	N/A	$14,290	N/A
Pro forma net earnings per share—basic	N/A	N/A	N/A	N/A	$0.23	N/A
Pro forma net earnings per share—diluted	N/A	N/A	N/A	N/A	$0.23	N/A
Weighted average shares—basic	N/A	N/A	N/A	N/A	61,855,668	N/A
Weighted average shares—diluted	N/A	N/A	N/A	N/A	61,955,874	N/A
Other Data (for the period) (unaudited):
Average monthly revenue per user(6)
Retail	N/A	$69.66	$62.90	$67.93	$68.10	$58.91
Number of subscribers	N/A	105,571	109,503	141,450	195,968	262,802
Average monthly churn rate(7)	N/A	0.84%	1.18%	1.51%	1.27%	1.09%
EBITDA(8)	N/A	$(228,731)	$(4,305)	$(661)	$24,292	$18,362
Capital expenditures	N/A	$1,058	$10	$4,015	$9,885	$107,544

	Predecessor	Successor
Balance Sheet Data:	As of December 31, 2002	As of December 31, 2003	As of December 31, 2004	As of December 31, 2005	As of December 31, 2006
	(unaudited)
	(In Thousands)
Cash and cash equivalents	$15,248	$20,026	$13,330	$20,270	$43,698
Restricted cash(9)	$—	$—	$—	$—	$52,581
Total assets	$294,374	$48,214	$63,897	$113,545	$331,701
Long-term debt(10)	$3,425,921	$3,426,338	$3,278	$631	$417
Redeemable common stock	$—	$—	$—	$—	$4,949
Ownership equity (deficit)	$(3,150,598)	$(3,415,195)	$40,421	$71,430	$260,697

(1)             Includes related party sales of $440 and $3,423 for the years ended December 31, 2005 and 2006, respectively.

(2)             Includes costs of related party sales of $314 and $3,041 for the years ended December 31, 2005 and 2006, respectively.

(3)             Includes related party amounts of $337 (January 1, 2003 - December 4, 2003), $131 (December 5, 2003 - December 31, 2003), $1,324 (year ended December 31, 2004), $176 (year ended December 31, 2005) and $0 (year ended December 31, 2006).

(4)             Basic and diluted earnings (loss) per share have been calculated in accordance with SEC rules that require that the weighted average share calculation give retroactive effect to any changes in our capital structure. Therefore, weighted average shares for purposes of the basic and diluted earnings per share calculation has been adjusted to reflect the six-for-one stock split that occurred on October 25, 2006.

(5)             Prior to January 1, 2006, we and Predecessor were treated as a partnership for federal income tax purposes. A partnership passes through essentially all taxable income and losses to its partners or members and does not pay federal income taxes at the partnership level. Historical income tax expense consists mainly of foreign, state and local income taxes. On January 1, 2006, we elected to be taxed as a C corporation. For comparative purposes, we have included a pro forma provision for income taxes assuming we (or Predecessor) had been taxed as a C corporation for the year ended December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” and Note 12 to our consolidated financial statements.

(6)             Average monthly revenue per user measures service revenues per month divided by the average number of subscribers during that month. Average monthly revenue per user as so defined may not be similar to average monthly revenue per user as defined by other companies in our industry, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our statement of operations. We believe that average monthly revenue per user provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high value customers.

(7)             We define churn rate as the aggregate number of our retail subscribers (excluding Simplex customers and customers of the independent gateway operators) who cancel service during a month, divided by the average number of retail subscribers during the month. Others in our industry may calculate churn rate differently. Churn rate is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our statement of operations. We believe that churn rate provides useful information concerning customer satisfaction with our services and products.

(8)             EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to GAAP measurements, such as net income, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We use EBITDA as the primary measurement of our operating performance because, by eliminating interest, taxes and the non-cash items of depreciation and amortization, we believe it best reflects changes across time in our performance, including the effects of pricing, cost control and other operational decisions. Our management uses EBITDA for planning purposes, including the preparation of our annual operating budget. We believe that EBITDA also is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of companies in industries similar to ours. As indicated, EBITDA does not include interest expense on borrowed money or depreciation expense on our capital assets or the payment of taxes, which are necessary elements of our operations. Because EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations, management does not view EBITDA in isolation and also uses other measures, such as net income, revenues and operating profit, to measure operating performance.

The following is a reconciliation of EBITDA to net income (loss):

	Predecessor		Successor
	Year Ended December 31,	January 1 through December 4,	December 5 through December 31,	Year Ended December 31,
	2002	2003	2003	2004	2005	2006
	(In Thousands)
Net income (loss)	$(149,959)	$(261,880)	$(4,517)	$370	$18,719	$23,623
Interest expense (income), net(a)	46,422	1,506	124	1,324	27	2,131
Income tax expense (benefit)(b)	66	170	(37)	(4,314)	2,502	(14,071)
Depreciation and amortization	30,904	31,473	125	1,959	3,044	6,679
EBITDA	$(72,567)	$(228,731)	$(4,305)	$(661)	$24,292	$18,362

(a)             Includes Interest expense (income) and interest rate derivative loss

(b)            See Note 5 above.

The following table provides supplemental information as to unusual and other items that are reflected in EBITDA:

	Predecessor	Successor
	January 1 through December 4,	December 5 through December 31,	Year Ended December 31,
	2003	2003	2004	2005	2006
	(In Thousands)
Satellite failures(a)	$2,527	—	$114	$114	—
ELSACOM settlements(b)	$744	—	—	—	$396
Pension adjustment(c)	$941	—	—	—	—
UT writeoff recovery(d)	$(103)	—	—	—	—
Asset impairment(e)	$211,854	—	—	—	—
Restructuring (other)(f)	$5,381	$690	$5,078	—	—
Inventory write-down(g)	—	—	—	—	$1,943

(a)             Represents a write-off for failed satellites.

(b)            Represents a write-off in settlement of an overdue gateway receivable from an independent gateway operator and for a settlement over territorial coverage.

(c)             Represents the benefit of pension and benefit adjustments.

(d)            Represents the recovery of overdue accounts receivable previously written off.

(e)             Represents an impairment charge related to allocation of the price we paid in the Reorganization for the assets and business of Old Globalstar.

(f)              Represents costs relating to the restructuring of Old Globalstar that we assumed in the Reorganization.

(g)             Represents a write-down of certain first generation product inventory for excess inventory.

(9)             Restricted cash is comprised of funds held in escrow by a financial institution to secure our payment obligations related to our contract for the construction of the second-generation satellite constellation.

(10)    Includes liabilities subject to compromise as of December 31, 2003 in the amount of $3,421,967.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Report.

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

Nonetheless, we face a number of challenges and uncertainties, including:

•       Constellation life and health. Our current satellite constellation is aging. We plan to launch our eight spare satellites in 2007. Assuming these launches are successful and we are able to mitigate the S-band anomaly described below, we expect that our current satellite constellation will provide a commercially acceptable quality of service through 2009. A number of our satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna reduces the quality of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. The root cause of the degradation in performance of the amplifiers is unknown, although we believe it may result from irradiation of the satellites in orbit.

             The S-band antenna amplifier degradation does not affect adversely our one-way “Simplex” data transmission services, which utilize only the L-band uplink from a subscriber’s “Simplex” terminal to the satellites.

             To date, we have managed the degradation of the S-band antenna amplifiers in various technical ways, as well as by placing into service spare satellites already in orbit and moving unimpaired satellites to key orbital positions.

             Based on our most recent analysis, we now believe that, if the degradation of the S-band antenna amplifiers continues at the current rate or further accelerates, and if we are unsuccessful in developing additional technical solutions, the quality of two-way communications services will decline, and by some time in 2008 substantially all of our satellites launched between 1998 and 2000 will cease to be able to support two-way communications services.

             We are working on plans, including new products and services and pricing programs, and exploring the feasibility of accelerating procurement and launch of our second-generation satellite constellation, to attempt to reduce the effects of this problem upon our customers and operations. See “Item 1. Business Satellite Constellation Operations” and “Item 1A. Risk Factors—Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.”

•       Competition and pricing pressures. We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat plans to commence offering satellite services to handheld devices in the United States around 2008, and several competitors, such as ICO Global Communications Company, are constructing geostationary satellites that will provide mobile satellite service. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, increased cost per gross addition, higher churn rates, and, ultimately, decreased profitability and cash.

•       Technological changes. It is difficult for us promptly to match major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 41% of our total assets at December 31, 2006 represented fixed assets. Although we believe our current technology and fixed assets are competitive with those of our competitors, and we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we are vulnerable to the successful introduction of superior technology by our competitors.

•       Capital expenditures. Launching our eight spare satellites to augment our current constellation will cost approximately $120.0 million, of which $87.8 million (inclusive of $0.8 million of capitalized interest) had been paid or accrued by December 31, 2006. We plan to fund the balance of this cost from the sale of our common stock to Thermo Funding Company pursuant to its irrevocable standby stock purchase agreement described under “Liquidity and Capital Resources—Irrevocable Standby Stock Purchase Agreement.” Procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost $1.0 to $1.2 billion, which we expect will be reflected in capital expenditures through 2014. On November 30, 2006, we entered into a €661.0 million (approximately $871.0 million at a conversion value of €1.00 = $1.3177) contract with Alcatel Alenia Space France (“Alcatel”) for the construction of our second-generation constellation. See “Liquidity and Capital Resources—Contractual Obligations and Commitments.” We plan to fund approximately $400.0 million of the total $1.0 to $1.2 billion from the $116.6 million net proceeds of our initial public offering, the $150.0 million available through our credit agreement and the remaining proceeds from sales of our common stock under the irrevocable standby stock purchase agreement. We plan to fund the remaining cost of approximately $600.0 million to $800.0 million from cash generated by our business. If our future revenues or profitability are substantially below our expectations whether as a result of the degradation of our constellation or for any other reason, or the conditions requiring Thermo Funding Company to purchase the stock do not occur, and Thermo Funding Company does not elect to purchase the stock during the term of the irrevocable standby stock purchase agreement, we will require additional financing, which may be difficult or expensive to obtain, or we will have to modify our plans. Additionally, because substantially all of these costs will be capitalized, the resulting increase in our non-cash depreciation expense could have a material adverse effect on our future results of operations.

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

•       Fluctuations in interest and currency rates. Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs. A substantial portion of our revenue (33% for the year ended December 31, 2006) is denominated in foreign currencies. In addition, the contract for the launch of our spare satellites and a substantial majority of our obligations under the contract for our second-generation constellation are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures.

Ancillary Terrestrial Component (ATC).   ATC is the integration of a satellite-based service with a terrestrial wireless service resulting in a hybrid mobile satellite services. The ATC network would extend our services to urban areas and inside buildings where satellite services currently are impractical. We believe we are at the forefront of ATC development and are actively working to be among the first market entrants. To that end we are considering a range of options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communication companies to capture the full potential of our spectrum and ATC license

Service Revenues.   We earn revenues primarily from the sale of satellite communications services to direct customers, resellers and independent gateway operators. These services include mobile and fixed voice and data services and asset tracking and monitoring services. We generated approximately 69%, 64% and 67% of our consolidated revenues from the sale of our satellite communication services in 2004, 2005 and 2006, respectively. The increase in service revenue as a percentage of total revenue in the year ended December 31, 2006 compared to 2005, has resulted primarily from a continued growth in our core markets in North America and rapidly growing subscriber base, which grew 34%, from approximately 196,000 at December 31, 2005 to approximately 263,000 at December 31, 2006. The decrease in service revenue as a percentage of total revenue in the year ended December 31, 2005 compared to 2004, resulted primarily from a substantial increase in product sales. Additionally, beginning in 2005 we significantly increased sales of our annual plans for which payment is received in advance but revenue is recognized based on usage, thereby increasing our deferred revenue due to the prepaid nature of the plans while decreasing our recognized revenue in the year ended December 31, 2005. We expect these sales to result in higher service revenues to be recognized within the subsequent twelve months. In 2005, we also experienced increasing demand for our services driven by increased awareness of the need for reliable communication services in the wake of Hurricanes Katrina, Rita and Wilma and the Asian tsunami. Although the majority of our subscribers utilize our network principally for voice communication services, an increasing portion of our revenue is derived from the sale of high and low speed data services, including our Simplex one-way data transmission service. Simplex is especially useful for remotely tracking the location of a subscriber’s remote assets, such as shipping containers. As a result of the above-mentioned factors and our marketing efforts, our subscriber base has continued to grow. Accordingly, our service revenue during the years ended December 31, 2005 and 2006 increased by 41% and 13% over the years ended December 31, 2004 and 2005, respectively.

Subscriber Equipment Sales Revenue.   We also sell related voice and data equipment to our customers. We generated approximately 31%, 36% and 33% of our consolidated revenues from subscriber equipment sales in 2004, 2005 and 2006, respectively. As a percentage of our revenue, equipment sales decreased in 2006 compared to 2005 primarily as a result of robust equipment sales in 2005 related to that year’s active hurricane season. As a percentage of revenue, equipment sales increased faster than our service revenues in 2005, primarily as a result of significant customer growth in our major markets and the annual plan effect described above. Our subscriber equipment sales revenue decreased by 2% for the year ended December 31, 2006 compared to 2005. This was primarily due to robust equipment sales in 2005 and lower equipment sales in the fourth quarter of 2006 in anticipation of the new products which we planned to release in 2007. Our subscriber equipment sales revenue increased by 73% for the year ended December 31, 2005 compared to 2004. We believe that these increases in equipment sales revenue were the result of better marketing efforts, heightened awareness of emergency preparedness and increased knowledge by our customers of the competitive pricing of our product offerings. We price our subscriber equipment sales to maintain an overall positive margin on these sales rather than using the sales as “loss leaders” to promote the sale of our services.

The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the years ended December 31, 2004, 2005 and 2006.

	Year Ended December 31, 2004		Year Ended December 31, 2005		Year Ended December 31, 2006
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Mobile (voice and data)	$43,661	52%	$60,092	47%	$71,101	52%
Fixed (voice and data)	5,315	6	6,637	5	7,741	6
Satellite data modems (data)	770	1	1,240	1	1,573	1
Asset tracking and monitoring	208	0	945	1	1,636	1
Independent gateway operators	7,089	8	9,098	7	8,032	6
Other(1)	884	1	3,460	3	1,954	1
Subtotal	57,927	69	81,472	64	92,037	67
Subscriber Equipment Sales:
Mobile equipment	12,611	15	23,662	19	22,542	17
Fixed equipment	4,551	5	5,278	4	6,149	5
Data equipment	560	1	1,085	1	2,023	1
Accessories/misc.	8,719	10	15,650	12	13,920	10
Subtotal	26,441	31	45,675	36	44,634	33
Total Revenue	$84,368	100%	$127,147	100%	$136,671	100%

(1)          Includes activation fees and engineering service revenue.

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

Our increased sales and number of subscribers have caused increases both in our cost of subscriber equipment and in our marketing, general and administrative expenses during the year ended December 31, 2006. We expect to experience growth in general and administrative costs associated with increased revenue, such as bad debt allowance, human resources and collections, as well as costs associated with being a public company including compliance costs related to the requirements of the Sarbanes-Oxley Act. We anticipate these compliance costs will be approximately $1.0 million in 2007. We expect the rate of growth of these costs to be substantially lower than the growth rate of our revenue. Acquisition of new fixed assets, especially gateways acquired from independent gateway operators and new gateways built by us, has increased our depreciation and amortization expense.

Compensation Expense.   On November 10, 2006, the compensation committee of our board of directors authorized restricted stock and restricted stock unit awards for an aggregate of approximately 295,000 shares of Common Stock to substantially all our employees (see Note 17 of our consolidated financial statements in Item 8 of this Report). As a result of these awards, we incurred a pre-tax non-cash charge of approximately $1.2 million in the fourth quarter of 2006 and approximately $3.2 million is expected to be amortized over the shares’ remaining three-year vesting period.

Operating Income (Loss).   Our operating income decreased to $15.7 million for the year ended December 31, 2006 from $21.9 million for 2005. This is primarily due to costs of subscriber equipment sales increasing at a faster pace than equipment sales revenue due to pricing promotions, inventory write-downs on first-generation products, allowance for bad debt on certain customer receivables, non-cash stock compensation charge, and higher depreciation and amortization costs. Our operating income (loss) grew from an operating loss of $3.5 million for the year ended December 31, 2004, to operating income of $21.9 million for the year ended December 31, 2005. Our operating income grew between 2004 and 2005 due principally to increased revenue which resulted from growth in our number of subscribers from approximately 141,500 to 196,000. Our operating income margin, which is operating income or loss divided by total revenue, was 17.2% and 11.5% for the year ended December 31, 2005 and 2006, respectively. The decrease in the operating income margin is due to higher subscriber equipment and customer acquisition costs. Due to the fixed cost nature of our network, our operating income margin is particularly sensitive to increases in costs of subscriber equipment and customer acquisition costs.

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

In February 2005, we purchased the Venezuela gateway for $1.6 million in cash to be paid over four years. Effective January 1, 2006, we acquired the Central American gateway and other real property assets for $5.2 million, paid principally in shares of our common stock. Because independent gateway operations vary in size and value, we are unable to predict the timing or cost of further acquisitions.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our revenues and expenses for the periods reported and the reported amounts of our assets and liabilities, including contingent assets and liabilities, as of the date of the financial statements. We evaluate our estimates and judgments, including those related to revenue recognition, inventory, long-lived assets, income taxes, pension obligations, derivative instruments and Stock-Based Compensation, on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe the following accounting policies are most important to understanding our financial results and condition and require complex or subjective judgments and estimates.

Revenue Recognition

Customer activation fees are deferred and recognized over four to five year periods, which approximates the estimated average life of the customer relationship. We periodically evaluate the estimated customer relationship life. Historically, changes in the estimated life have not been material to our financial statements.

Monthly access fees billed to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan, are billed on the first day of each monthly bill cycle. Airtime minute fees in excess of the monthly access fees are billed in arrears on the first day of each monthly billing cycle. To the extent that billing cycles fall during the course of a given month and a portion of the monthly services has not been delivered at month end, fees are prorated and fees associated with the undelivered portion of a given month are deferred. Under our annual plans, where customers prepay for minutes, revenue is deferred until the minutes are used or the prepaid time period expires. Unused minutes are accumulated until they expire, usually one year after activation. In addition, we offer an annual plan called the Emergency Plan whereby the customer is charged an annual fee to access our system and the customer is charged for each minute used under this plan. The annual fee for an Emergency Plan is recognized as revenue on a straight-line basis over the term of the plan.

Occasionally we have granted customer concessions in the form of customer credits. These concessions are expensed when granted.

Subscriber acquisition costs include items such as dealer commissions, internal sales commissions and equipment subsidies and are expensed at the time of the related sale.

We also provide certain engineering services to assist customers in developing new technologies related to our system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred.

We introduced annual plans (sometimes called Liberty plans) in August 2004 and introduced broadly during the second quarter of 2005. These plans grew substantially in 2005 and 2006. These plans require users to pre-pay usage charges for the entire plan period, generally 12 months, which results in the deferral of certain of our revenues. Under our revenue recognition policy for annual plans, we defer revenue until the earlier of when the minutes are used or when these minutes expire. Any unused minutes are recognized as revenue at the expiration of a plan. Most of our customers have not used all the minutes that are available to them or have not used them at the pace anticipated, which, with the rapid acceptance of our annual plans, has caused us to defer increasingly large amounts of service revenue. At December 31, 2005 and 2006, our deferred revenue aggregated approximately $17.2 million and $24.7 million, respectively. Accordingly, we expect significant revenues from 2006 purchases of annual plans to be recognized during 2007 as the minutes are used or expire.

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

Globalstar System, Property and Equipment

Our Globalstar System assets include costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites, including in-orbit spare satellites, which we refer to as the space segment, and primary and backup terrestrial control centers and gateways, which we refer to as the ground segment. Loss from an in-orbit failure of a satellite is recognized as an expense in the period it is determined that the satellite is not recoverable.

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

Property and equipment acquired by us on December 5, 2003 in the Old Globalstar bankruptcy proceedings was recorded based on our allocation of acquisition cost. Because the acquisition cost of these assets was substantially below their historic cost or replacement cost, current depreciation and amortization costs have been reduced substantially for GAAP purposes, thereby increasing net income or decreasing net loss. As we increase our capital expenditures, especially to procure and launch our second-generation satellite constellation, we expect GAAP depreciation to increase substantially. Depreciation is provided using the straight-line method over the estimated useful lives. To verify the life of our satellites, we commissioned a report by an independent consultant to assess the health and life of our current constellation. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

Income Taxes

Until January 1, 2006, we were treated as a partnership for U.S. tax purposes. Generally, our taxable income or loss, deductions and credits were passed through to our members. We did have some corporate subsidiaries that required a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Effective January 1, 2006, we elected to be taxed as a C corporation in the United States. When an enterprise changes its tax status from non-taxable to taxable, under SFAS No. 109 the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, we recognized a gross deferred tax asset of $204.2 million and a gross deferred tax liability of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. We determined that it was more likely than not that we would not recognize the entire deferred tax asset; therefore, we established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million. We monitor the situation to ensure that, if and when we are more likely than not to be able to utilize more of the deferred tax asset, we will be able to reduce the valuation allowance accordingly

As of December 31, 2005 and 2006, our corporate subsidiaries had gross deferred tax assets of approximately $7.6 million and $209.1 million, respectively. Valuation reserves of $5.2 million and $188.8 million at December 31, 2005 and 2006, respectively, reflect our limited history of sustained profitability in those corporate subsidiaries to utilize the deferred tax assets. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

We have substantially more basis in our U.S. assets for net tax purposes than we do for book purposes. We estimate that as of January 1, 2006, the tax basis of our net assets was approximately $497.8 million in excess of our book basis. Assuming an average U.S. tax rate of 41%, depreciation of these net assets could reduce our income taxes payable by approximately $204.1 million in the future. The $497.8 million represents the historical cost of the net assets purchased by Old Globalstar net of any tax depreciation or amortization taken to date. When we purchased Old Globalstar in 2003 the acquisition was treated as a purchase of assets under GAAP. For tax purposes, the transaction was treated as a contribution of assets to a partnership and resulted in a carryover of tax basis

Spare Satellites, Launch Costs and Second-Generation Satellites

Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to December 5, 2003, Old Globalstar recorded an impairment of these assets, and at December 5, 2003 they were carried at $0.9 million. All eight satellites have been completed and are being readied for launch. Depreciation of these assets will not begin until the satellites are placed in service. As of December 31, 2005 and 2006, these assets were recorded at $3.0 million and $87.8 million, respectively. On November 30, 2006, we entered into a contract with Alcatel Alenia Space France (“Alcatel”) to construct 48 low-earth orbit satellites. The total contract price will be approximately €661.0 million (approximately $871.0 million at a conversion rate of €1.00 = $1.3177). The contract requires Alcatel to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless we elect to accelerate delivery. We have spent $26.3 million on the second-generation satellites in 2006. As of December 31, 2006, capitalized interest included within spare and second-generation satellites and launch costs was $0.9 million. No interest was capitalized at December 31, 2005. We expect to launch these eight additional satellites in 2007.

Pension Obligations

We have a company-sponsored retirement plan covering certain current and past U.S.-based employees. Until June 1, 2004, substantially all of Old Globalstar’s and our employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral, Inc. (the ‘‘Loral Plan’’), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan as of October 23, 2003. Prior to October 23, 2003, benefits for the Loral Plan were generally based upon compensation, length of service with the company and age of the participant. On June 1, 2004, the assets and frozen pension obligations of the segment attributable to our employees were transferred into a new Globalstar Retirement Plan (the ‘‘Globalstar Plan’’). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. Our funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations.

We account for our defined benefit pension and life insurance benefit plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 158, Employers’ Accounting Defined Benefit Pension and Other Postretirement Plans, which require that amounts recognized in financial statements be determined on an actuarial basis. We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006 and this adoption did not have any impact on our results of operation. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We utilize the services of a third party to perform these actuarial calculations.

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension plan. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 5.75% to be appropriate as of December 31, 2006, which is an increase of 0.25 percentage points from the rate used as of December 31, 2005. An increase of 1.0% in the discount rate would have decreased our plan liabilities as of December 31, 2006 by $0.1 million and a decrease of 1.0% could have increased our plan liabilities by $0.1 million.

A significant element in determining our pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, our assumption for the expected return on plan assets was 7.5% for both 2005 and 2006.

The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. This is also true of changes to actuarial assumptions. As of December 31, 2005 and 2006, we had net unrecognized pension actuarial losses of

$2.6 million and $2.0 million, respectively. These amounts represent potential future pension and postretirement expenses that would be amortized over average future service periods.

For the years ended December 31, 2004, 2005 and 2006, we recognized total pre-tax pension expense (after settlements, curtailments and special termination benefits) of $0.1 million, $0.2 million and $0.1 million, respectively. Pension expense (before settlements, curtailments and special termination benefits) is anticipated to be approximately $0.1 million in 2007.

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

Stock-Based Compensation

Effective January 1, 2006, as a result of our initial public offering, we adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore have not restated our prior period results. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. At January 1, 2006, the option of one board member to purchase up to 120,000 shares of Common Stock at $2.67 per share was the only outstanding equity award. Compensation cost related to the remaining portion of this award for which the requisite service had not been rendered was insignificant. Therefore, the adoption of SFAS 123(R) did not have a significant impact on our financial position or results of operations.

Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with APB 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of our common stock on the grant date. Pro forma information regarding net income (loss) is required by SFAS No.123,’’ Accounting for Stock-Based Compensation,’’ which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method. Effective January 1, 2005, we had promised one of our board members options to purchase up to 120,000 shares of our Common Stock at a price of approximately $2.67 per share (as adjusted for a six-for-one stock split). We have included these options within our diluted earnings per share computations for all periods in which such options are outstanding. We have not disclosed the pro forma information as the pro forma effect is not significant.

Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2006

Statements of Operations	Year Ended December 31, 2005	Year Ended December 31, 2006	% Change
	(In thousands)
Revenue:
Service revenue	$81,472	$92,037	13.0
Subscriber equipment sales(1)	45,675	44,634	(2.3)
Total Revenue	127,147	136,671	7.5
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	25,432	28,091	10.5
Cost of subscriber equipment sales(2)	38,742	40,396	4.3
Marketing, general and administrative	37,945	43,899	15.7
Depreciation and amortization	3,044	6,679	119.4
Impairment of assets	114	1,943	1,604.4
Total Operating Expenses	105,277	121,008	14.9
Operating Income	21,870	15,663	(28.4)
Interest income	242	1,172	384.3
Interest expense(3)	(269)	(587)	118.2
Interest rate derivative loss	—	(2,716)	100.0
Other income (expense), net	(622)	(3,980)	539.9
Income Before Income Taxes	21,221	9,552	(55.0)
Income tax expense (benefit)	2,502	(14,071)	N/A
Net Income	$18,719	$23,623	26.2

(1)          Includes related party amounts of $440 and $3,423 for the years ended December 31, 2005 and 2006, respectively.

(2)          Includes related party amounts of $314 and $3,041 for the years ended December 31, 2005 and 2006, respectively.

(3)          Includes related party amount of $176 for the year ended December 31, 2005.

Revenue.   Total revenue increased $9.5 million, or approximately 7.5%, to $136.7 million for the year ended December 31, 2006 from $127.1 million for the prior year. This increase was due principally to the growth in service revenue related to the additional approximately 67,000 net subscribers we added during the year ended December 31, 2006. Our average monthly retail revenue per user during the year ended December 31, 2006 decreased by 13.5% to $58.91 from $68.10 during the year ended December 31, 2005. This decline resulted from the rapid acceptance of our annual plans, which were first introduced broadly in the second quarter of 2005 and which allow subscribers to pay for a year of service in advance. These pricing plans were extensively purchased. Annual plans reduce current period revenue because revenue is not recognized until minutes are used or expire. Unused minutes are recognized as revenue at the expiration of a plan. Subscribers generally do not use all of the minutes for which they have paid. Accordingly, we expect an increase in our average retail revenue per user within the subsequent twelve months as the minutes related to annual plans sold in prior periods are used or expire. Average monthly subscriber churn decreased to 1.1% for the year ended December 31, 2006 compared to 1.3% in the year ended December 31, 2005.

Service Revenue.   Service revenue for the year ended December 31, 2006 increased $10.6 million, or approximately 13.0%, to $92.0 million from $81.5 million for 2005. This increase was driven by our approximate 67,000 subscriber growth from December 31, 2005 to December 31, 2006 and increased usage of minutes related to the higher number of subscribers.

Subscriber Equipment Sales.   Subscriber equipment sales decreased by $1.0 million, or approximately 2.3%, to $44.6 million for the year ended December 31, 2006, compared to $45.7 million for 2005. Sales in the year ended December 31, 2005 reflected substantial buying in response to hurricane Katrina.

Operating Expenses.   Total operating expenses increased $15.7 million to $121.0 million, or approximately 14.9%, for the year ended December 31, 2006, compared to $105.3 million for 2005. This increase was due primarily to higher cost of services, cost of subscriber equipment, higher management, general and depreciation expenses and higher depreciation and amortization expenses in 2006.

Cost of Services.   Cost of services increased by $2.7 million, or approximately 10.5%, to $28.1 million for the year ended December 31, 2006, compared to $25.4 million for 2005. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase was primarily a result of additional costs associated with adding the Alaska and Central American gateways to our network. Cost of services includes non-cash stock compensation expense of $0.6 million.

Cost of Subscriber Equipment Sales.   Cost of subscriber equipment sales increased by $1.7 million, or approximately 4.3%, to $40.4 million for the year ended December 31, 2006, compared to $38.7 million for 2005. This increase was a result of the sale of lower margin equipment in 2006 compared to 2005.

Marketing, General and Administrative.   Marketing, general and administrative expenses increased by $6.0 million, or approximately 15.7%, to $43.9 million for the year ended December 31, 2006, compared to $37.9 million for 2005. This increase in marketing, general and administrative expenses was primarily a result of allowance for bad debt for certain customer receivables at December 31, 2006, higher headcount and increased professional fees related to strengthening our internal control over financial reporting and preparing for compliance with Section 404 of the Sarbanes-Oxley Act by December 31, 2007 and to additional costs related to the consolidation of our Central American independent gateway operation. Marketing, General and Administrative costs include non-cash compensation expense of $0.5 million.

Depreciation and Amortization.   Depreciation and amortization expense increased $3.6 million, or approximately 119.4%, to $6.7 million for the year ended December 31, 2006 from $3.0 million for 2005. This increase was due primarily to the depreciation expense associated with our Sebring, Florida gateway, which became operational in July 2005, our Alaskan gateway, which became operational in June 2006, and our gateway in Central America, which was acquired in January 2006.

Impairment of Assets.   Impairment of assets increased $1.8 million to $1.9 million for the year ended December 31, 2006 compared to $0.1 million for 2005. This increase was due to a write-down of the excess quantities of our first generation product inventory.

Operating Income.   Operating income decreased $6.2 million, or approximately 28.4%, to $15.7 million for the year ended December 31, 2006, from $21.9 million for 2005. The decrease was due to an increase in our cost of services, marketing, general and administrative expenses and volume discounts on subscriber equipment sales. Our cost of services and marketing, general and administrative expenses increased $8.6 million or 13.6% due to the allowance for bad debt for certain customer receivables at December 31, 2006, addition of gateways and increased headcount and professional fees.

Interest Income.   Interest income increased $0.9 million for the year ended December 31, 2006. This increase was due to increased cash balances on hand as a result of proceeds from our initial public offering and higher yields on those balances.

Interest Expense.   Interest expense increased by $0.3 million to $0.6 million in the year ended December 31, 2006, compared to $0.3 million in 2005. This increase resulted primarily from the amortization of deferred offering costs related to our credit facility.

Interest Rate Derivative Loss.   For the year ended December 31, 2006, interest rate derivative loss consisted of a $2.7 million change in the fair value of the interest rate swap agreement. In July 2006, in connection with entering into our credit agreement, which provides for interest at a variable rate, we entered into a five-year interest rate swap agreement to minimize the risk of variability in our borrowing costs over the term of our credit agreement. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The interest rate swap agreement does not qualify for hedge accounting and the changes in its fair value are recorded as “Interest rate derivative gain (loss)” over the life of the agreement

Other Income (Expense), net.   Other income (expense), net generally consists of foreign exchange transaction gains and losses. Other expense increased by $3.4 million to $4.0 million for the year ended December 31, 2006 as compared to $0.6 million for 2005. The increase was primarily the result of large Euro denominated transactions related to the launch services contract with Starsem for our eight spare satellites scheduled to be launched in 2007.

Income Tax Expense (Benefit).   For the year ended December 31, 2006, we had an income tax benefit of $14.1 million. For the year ended December 31, 2005, we had an income tax expense of $2.5 million. The $16.6 million change was a result of a $21.4 million deferred tax benefit associated with electing to be taxed as a C corporation as of January 1, 2006.

Net Income.   Our net income increased $4.9 million to $23.6 million for the year ended December 31, 2006, from $18.7 million for 2005. This increase resulted from recognition of a deferred tax benefit described above partially offset by a decrease in operating income.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2005

Statements of Operations	Year Ended December 31, 2004	Year Ended December 31, 2005	% Change
	(In thousands)
Revenue:
Service revenue	$57,927	$81,472	40.6
Subscriber equipment sales(1)	26,441	45,675	72.7
Total Revenue	84,368	127,147	50.7
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	25,208	25,432	0.9
Cost of subscriber equipment sales(2)	23,399	38,742	65.6
Marketing, general and administrative	32,151	37,945	18.0
Restructuring	5,078	—	(100.0)
Depreciation and amortization	1,959	3,044	55.4
Impairment of assets	114	114	—
Total Operating Expenses	87,909	105,277	19.8
Operating Income (Loss)	(3,541)	21,870	N/A
Interest income	58	242	317.2
Interest expense(3)	(1,382)	(269)	(80.5)
Other income (expense), net	921	(622)	N/A
Income (Loss) Before Income Taxes	(3,944)	21,221	N/A
Income tax expense (benefit)	(4,314)	2,502	N/A
Net Income	$370	$18,719	4,959.2

(1)          Includes related party amount of $440 for the year ended December 31, 2005.

(2)          Includes related party amount of $314 for the year ended December 31, 2005.

(3)          Includes related party amounts of $1,324 for the year ended December 31, 2004 and $176 for the year ended December 31, 2005.

Revenue.   Total revenue increased by $42.8 million, or approximately 50.7%, to $127.1 million for the year ended December 31, 2005 from $84.4 million for the year ended December 31, 2004, due principally to the growth of overall demand for our services, which resulted in increases in both our service revenue and subscriber equipment sales. At December 31, 2004, we had approximately 141,000 subscribers; by December 31, 2005, our number of subscribers had increased by 39.0% to approximately 196,000. Our average retail revenue per user during 2005 increased to $68.10 from $67.93 in 2004. This modest increase was the result of our continued effort to target customers who provide high average retail revenue per user. Average monthly subscriber churn for the year ended December 31, 2005 dropped to 1.3% compared to 1.5% for the year ended December 31, 2004. The primary reason for this decline was a one-time review of our billing system in April 2004 following our emergence from the Reorganization, which caused the average monthly churn for 2004 to be unusually high.

Service Revenue.   Service revenue increased $23.5 million, or approximately 40.6%, to $81.5 million for the year ended December 31, 2005 from $57.9 million in 2004. This growth was driven by increased demand for our mobile voice services by governmental agencies and substantial customer growth in all other markets. Our new pricing plans, which proved to be more attractive to customers than prior plans, and the need for emergency communications capabilities during 2005’s natural disasters contributed to this growth. We also continued to maintain a stable average revenue per user and low churn rate, compared to the prior period, both of which we believe contributed to our overall revenue growth.

Our annual plans were introduced on a limited basis in August 2004 and grew substantially in 2005. These plans allow users to pre-pay usage charges for an entire 12-month period, which results in deferral of revenue until the minutes are used or expire. Any unused minutes are recognized as revenue at the end of the 12-month period. Most of our customers have not used all the minutes that are available to them or have not used them at the pace anticipated, which, with the rapid acceptance of our annual plans, has caused us to defer increasingly large amounts of service revenue. Accordingly, we expect significant revenue from 2005 and 2006 purchases of annual plans to be recognized in 2006 and 2007 as the minutes are used or expire.

Subscriber Equipment Sales.   Subscriber equipment sales increased by $19.2 million, or approximately 72.7%, to $45.7 million for the year ended December 31, 2005 from $26.4 million for 2004. Increased subscriber equipment sales were driven by the increase in our subscriber base, which resulted from more attractive pricing plans and the need for emergency communications during natural disasters in 2005. As a percentage of our revenue, subscriber equipment sales increased faster than our service revenue primarily as a result of significant growth in the acceptance of our annual plans, which were introduced in August 2004 but whose popularity increased significantly in the latter half of 2005. The effect of our annual plans and revenue recognition policies is to cause service revenues to lag behind equipment sales revenue related to the same subscriber.

Operating Expenses.   Total operating expenses increased $17.4 million, or approximately 19.8%, to $105.3 million for the year ended December 31, 2005, from $87.9 million for 2004. This increase was due primarily to higher cost of subscriber equipment and increased marketing, general and administrative expenses related to the addition of approximately 55,000 subscribers, which was partially offset by our not incurring any restructuring charges in 2005.

Cost of Services.   Our cost of services for the year ended December 31, 2005 increased by $0.2 million, or approximately 0.9%, to $25.4 million from $25.2 million for 2004. These costs generally remain flat due to the fixed nature of our network operating costs.

Cost of Subscriber Equipment Sales.   Cost of subscriber equipment sales increased by $15.3 million, or approximately 65.6%, to $38.7 million in the year ended December 31, 2005 from $23.4 million in 2004, primarily as a result of increased equipment sales due to continued improvement in demand for our products and related services in all markets and to selling lower cost QUALCOMM mobile units in 2004. These units were acquired throughout 2004 at a substantially lower cost than the units acquired from QUALCOMM in 2005.

Marketing, General and Administrative.   Marketing, general and administrative expenses for the year ended December 31, 2005 increased by $5.8 million, or approximately 18.0%, to $37.9 million compared to $32.2 million for 2004. Our cost per gross addition increased $18 to $248 for the year ended December 31, 2005 from $230 for the year ended December 31, 2004. This increase resulted from our adding additional sales and marketing personnel and increased marketing efforts following our emergence from the Reorganization. We also incurred increased legal expenses relating principally to litigation settlements. In addition, our marketing and general administration costs increased by approximately $1.4 million as a result of consolidating the Venezuelan independent gateway operation.

Restructuring.   For the year ended December 31, 2005, we recorded no restructuring expense. We recorded $5.1 million in 2004 for restructuring obligations relating to Old Globalstar which we assumed in the Reorganization. These restructuring expenses in 2004 consisted of employee retention payments, success fees related to the restructuring of Old Globalstar and related legal fees. We no longer have any restructuring obligations.

Depreciation and Amortization.   Depreciation and amortization expense increased $1.1 million, or 55.4%, to $3.0 million for the year ended December 31, 2005, from $2.0 million for 2004. This increase related to the Sebring, Florida gateway, which we placed in service in July 2005, and the purchase of the Venezuelan independent gateway operator.

Impairment of Assets.   We recorded impairment charges of $0.1 million for satellite failures in each of the years ended December 31, 2004 and 2005.

Operating Income (Loss).   Operating income increased $25.4 million, to $21.9 million for the year ended December 31, 2005, compared to an operating loss of $3.5 million for 2004. The increase was due primarily to increased subscribers and resulting service revenue and subscriber equipment sales and to not incurring any restructuring expense in 2005, as described above. The growth in marketing, general and administrative expenses was more than offset by increased service revenue and subscriber equipment sales. Additionally, our increased ability to collect reimbursable costs from the independent gateway operators contributed to improved financial performance as it reduced our operating costs.

Interest Income.   Interest income increased by $0.2 million, or 317.2%, to approximately $0.2 million in the year ended December 31, 2005 from less than $0.1 million in 2004. This increase reflected increased cash balances on hand and higher yields on those balances.

Interest Expense.   Interest expense decreased by $1.1 million to $0.3 million in the year ended December 31, 2005 from $1.4 million in 2004. This decrease resulted from lower levels of indebtedness in 2005.

Other Income (Expense), Net.   Other income (expense), net decreased by $1.5 million to an expense of $0.6 million in 2005 from income of $0.9 million in 2004. This decrease resulted from less than favorable exchange rates between the U.S. dollar and the Euro.

Income Tax Expense (Benefit).   For the years ended 2004 and 2005, we were a partnership for United States tax purposes and thus did not have a tax provision for the entities located domestically. For the year ended December 31, 2004, we determined that $4.8 million of the deferred tax assets in our Canadian subsidiary was “more likely than not” going to be recognized. As a result, we reversed a corresponding amount of the valuation allowance at year end, resulting in a net income tax benefit of $4.3 million. For the year ended December 31, 2005, we determined that the remaining $4.2 million deferred tax asset in our Canadian subsidiary also was “more likely than not” going to be recognized and reversed all remaining valuation allowance, and we utilized the deferred tax assets previously recognized, resulting in a net income tax expense of $2.5 million.

Net Income.   Our net income increased $18.3 million to $18.7 million for the year ended December 31, 2005, compared to net income of $0.4 million for 2004, as a result of robust revenue growth and recognition of the deferred tax assets described above. If we had been taxed as a C corporation in 2005, our net income would have been $14.3 million.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing and financing activities for the years ended December 31, 2004, 2005 and 2006:

Statements of Cash Flows	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Net cash from operating activities	$(4,849)	$13,694	$14,571
Net cash from investing activities	(4,015)	(10,141)	(160,316)
Net cash from financing activities	2,000	2,899	170,601
Effect of exchange rate changes on cash	168	488	(1,428)
Net Increase (Decrease) in Cash and Cash Equivalents	$(6,696)	$6,940	$23,428

Our principal sources of liquidity are our credit agreement and the irrevocable standby stock purchase agreement discussed below, our existing cash and internally generated cash flow from operations.

Our principal short-term liquidity needs are to fund our working capital ($56.8 million at December 31, 2006, which our management believes is sufficient for our present requirements), to pay amounts due within 6 months for the launch of our eight spare satellites (approximately $32.2 million) and to make any initial payments to procure our second-generation satellite constellation and upgrade our gateways and other ground facilities, in a total amount not yet determined, but which will include approximately $102.1 million payable to Alcatel by December 2007 under the purchase contract for our second-generation satellites and fulfill cash escrow requirements under the Alcatel contract of approximately an additional $24.7 million in 2007. We expect to fund these requirements with cash on hand ($43.7 million at December 31, 2006), cash flow from operations ($14.6 million for the year ended December 31, 2006), proceeds from the sale of our common stock to Thermo Funding Company (whose remaining commitment under the standby stock purchase agreement at December 31, 2006 was $152.7 million), and borrowings under the revolving credit facility of our credit agreement (of which the entire $50.0 million was undrawn at December 31, 2006).

Our principal long-term liquidity needs are to fund our working capital, including any growth in working capital required by growth in our business, to pay the costs of procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities and to fund the cash requirements of our independent gateway operator acquisition strategy, in an amount not determinable at this time. We expect to fund our long-term capital needs with the proceeds from our initial public offering, the $100.0 million delayed draw term loan and the revolving credit facility under our credit agreement, the remaining funds available from sales of our common stock under Thermo Funding Company’s standby stock purchase agreement and cash flow generated from our operations. See “Item 1A. Risk Factors—We may need additional capital to maintain our network and to pursue future growth opportunities. If we fail to obtain sufficient capital we will not be able to complete our business plan.”.

To the extent additional funds are necessary to meet our long-term liquidity needs, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.

Although we believe that these sources will provide sufficient liquidity for us to meet our long-term liquidity requirements, our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology discussed elsewhere in this Report. In addition to these general economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to continue to provide attractive and competitive services and products, successful mitigation of the degradation of our current satellite constellation until we can deploy our second-generation satellite constellation, increase our number of subscribers and average revenue per user, control our costs, and maintain our margins and profitability. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs.

We derive additional liquidity from our annual plans, which provide for payment in advance of a full year of services. Revenue is recognized as the services are provided or the contract expires. As a result, cash flow from the sale of annual plans precedes recognition of the associated revenues.

In assessing our liquidity, management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, the contractual rates that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.

Net Cash from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2006 increased to $14.6 million from $13.7 million for the year ended December 31, 2005. This increase was attributable primarily to increased service revenue, especially related to our annual plans.

Net cash provided by operating activities for the year ended December 31, 2005 was $13.7 million compared to $4.8 million used in operating activities in 2004. This increase in cash from operations of $18.5 million was attributable mainly to substantial revenue growth driven by our increased subscriber base, better operating margins and the absence of restructuring costs in 2005.

Net Cash from Investing Activities

Cash used in investing activities was $160.3 million for the year ended December 31, 2006, compared to $10.1 million for 2005. This increase was the result of capital expenditures for the launch of our spare satellites, for the construction of our second-generation constellation in the amount of $103.2 million and deposit of $52.6 million in an escrow account to secure our payment obligations for the construction of our second-generation constellation. The expenditures on property and equipment decreased by $3.5 million to $4.4 million for the year ended December 31, 2006 from $7.8 million for 2005 due primarily to greater construction activity on the Florida and Alaska gateways in 2005.

Cash used in investing activities for the year ended December 31, 2005 increased $6.1 million to $10.1 million from $4.0 million in 2004. This increase was due to capital expenditures relating to our Florida and Alaska gateways and procuring services for the test and launch of our eight spare satellites.

Net Cash from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2006 increased by $167.7 million to $170.6 million from $2.9 million provided by financing activities in 2005. The increase was the result of proceeds from our initial public offering in the amount of $116.6 million (net of offering costs) and receipt of $47.3 million from Thermo Funding Company for equity purchased pursuant to its irrevocable standby stock purchase agreement.

Net cash provided by financing activities for the year ended December 31, 2005 increased by $0.9 million to $2.9 million from $2.0 million in 2004. This increase was due to proceeds from subscriptions receivable exceeding payments on notes payable.

Capital Expenditures

Our capital expenditures consist primarily of upgrading our satellite constellation and gateways and other ground facilities. In 2004, we began construction of a new gateway in Sebring, Florida to provide additional coverage to the Caribbean and the Gulf Coast region. The gateway became operational in July 2005. In 2005, we began construction of a new gateway in Wasilla, Alaska to cover the Alaskan territory and part of the Bering Sea. The Alaska gateway went into operation in July 2006. These gateways cost $2.9 million and $4.8 million (excluding $0.8 million for the purchase of real property), respectively. In 2005, we also commenced capital expenditures for the launch of our eight spare satellites. The majority of the capital expenditures for this purpose will occur in 2006 and 2007. Through December 31, 2006, we had accrued or paid $87.8 million for this launch. The total expected cost for the launch of the spare satellites is approximately $120.0 million. In the fourth quarter of 2006, we entered into a contract for our second-generation satellite constellation in the amount of approximately $871.0 million (€1 = $1.3177) and have spent approximately $26.3 million in related costs through December 31, 2006. We intend to use the proceeds from our initial public offering, cash flows from our operations, available liquidity from Thermo Funding Company’s irrevocable standby stock purchase agreement and funding available from our credit agreement to fund our capital expenditures.

Cash Position and Indebtedness

As of December 31, 2006, our total cash and cash equivalents were $43.7 million and we had total indebtedness of $0.7 million, compared to total cash and cash equivalents and total indebtedness at December 31, 2005 of $20.3 million and $0.9 million, respectively.

Credit Agreement

On April 24, 2006, we entered into a credit agreement providing for $200.0 million in the form of a five-year $150.0 million term loan and a four-year $50.0 million revolving credit facility with Wachovia Investment Holdings, LLC, as administrative agent. The term loan, which was not funded, included a $50.0 million delayed draw portion which could be drawn after the term loan was funded and prior to June 30, 2008, but only if we had received net cash proceeds of $100.0 million from sales of our common stock after April 24, 2006 and prior to the date of drawing (including sales pursuant to the standby stock purchase agreement). The credit agreement provided that the term loan would bear interest at LIBOR plus 4.0% or the prime rate plus 3.0% and revolving credit loans would bear interest at LIBOR plus 3.25% to 4.0%, or the prime rate plus 2.25% to 3.0%. The loans could be prepaid without penalty at any time. Our indebtedness under the credit agreement was guaranteed by our principal domestic subsidiaries and secured by a first lien on our and their property (subject to limitations on the grant of security interests on FCC licenses under applicable law). The credit agreement contained customary representations and warranties, covenants and conditions to borrowing, including financial covenants and covenants limiting our ability to dispose of assets, change our business, merge, make acquisitions or capital expenditures or incur vendor financing obligations, indebtedness or liens, pay dividends, make investments or engage in certain transactions with affiliates. The credit agreement was amended as of June 16, June 23, June 30, July 28, and August 10, 2006 to extend the term loan funding deadline and related dates.

The credit agreement replaced a loan and security agreement with the Union Bank of California that we entered into on December 14, 2005 and that provided for revolving credit loans of up to $15.0 million, which loans were secured by the personal property of our company and of our domestic subsidiaries. We did not borrow any funds under this agreement, which we terminated on April 19, 2006.

On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. The amended and restated credit agreement provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009, but only if we have received aggregate net cash proceeds of $200.0 million from sales after April 24, 2006 of our common stock (including sales pursuant to the irrevocable standby stock purchase agreement) prior to the draw date and if, after giving effect to the delayed draw term loan and thereafter at the end of each quarter while the delayed draw term loan is outstanding, our consolidated senior secured leverage ratio does not exceed 3.5 to 1.0. The delayed draw term loan facility will be reduced in an amount equal to the sum of 50% of the net proceeds of any sales of our common stock (other than sales pursuant to the irrevocable standby stock purchase agreement or the parallel offering to our other stockholders who are accredited investors and net proceeds of up to $100.0 million from any other issuance of our common stock after August 16, 2006, and up to $40 million additional proceeds from our initial public offering), 100% of the proceeds of any additional term loans under the facility (described below) that we incur prior to the draw of the delayed draw term loan, and 50% of the proceeds of certain permitted unsecured debt financing that we incur prior to the draw of the delayed draw term loan. If drawn, the delayed draw term loan will be subject to prepayment in an amount equal to the sum of 50% of the net proceeds of such sales of common stock and 50% of the net proceeds of certain additional indebtedness, including any such additional term loans, that we incur subsequent to such draw. Other customary prepayment provisions also apply. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $150.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of the delayed draw term loan described above resulting from sales of common stock or any additional term loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent. We have not received any commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists, if we are in pro-forma compliance with all of the financial covenants of the credit agreement, and if, after giving effect thereto, our consolidated total leverage ratio does not exceed 5.5 to 1.0.

As under the initial Wachovia credit facility described above, all revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011. Revolving credit loans will bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. The loans may be prepaid without penalty at any time.

The amended and restated credit agreement is guaranteed and secured in the same manner as, and contains other representations, warranties, covenants and conditions essentially identical to those of, the initial Wachovia credit agreement described above.

In particular, the amended and restated credit agreement requires that:

•       we not permit our capital expenditures (other than capital expenditures funded with cash proceeds from insurance and condemnation events, asset sales or equity sales) to exceed the following amounts (with unused amounts permitted to be carried over to subsequent years):

Fiscal Year	Maximum Amount
(In millions)
2006	$232.0
2007	$132.0
2008	$132.0
2009	$243.0
2010	$133.0
2011	$158.0

•       we maintain liquidity (which is defined for this purpose to include cash and cash equivalents, up to $10.0 million available under the revolving credit facility and up to $10.0 million available under the standby stock purchase agreement but excludes funds held in the Alcatel escrow account to the extent the amounts are not surplus escrow funds) of not less than $25.0 million (our liquidity as so defined was $63.7 million at December 31, 2006);

•       we maintain at the end of each quarter a minimum forward fixed charge coverage ratio (defined as the excess of the sum of adjusted consolidated EBITDA for the prior fiscal quarter plus cash and marketable securities in excess of $5.0 million, plus (to the extent positive) or less (to the extent negative), at all times after we have received aggregate net cash proceeds of $200.0 million from sales of our common stock after April 24, 2006, the unused portion of the revolving credit facility less $25.0 million, less, at all times prior to the receipt of such aggregate net cash proceeds, the amount of outstanding revolving credit loans, to the sum anticipated interest expense, principal payments and capital expenditures for the next quarter) of 1.0:1.0 (our forward fixed charge coverage ratio as so defined was 1.1:1.0 at December 31, 2006);

•       while the delayed draw term loan is outstanding, we not permit our consolidated senior secured leverage (defined as the ratio of indebtedness under our credit agreement and any pari passu debt to adjusted consolidated EBITDA for the prior four quarters) ratio to exceed 3.5 to 1.0; and

•       on or before December 31, 2009, we receive aggregate net cash proceeds of at least $200.0 million from the sale of our common stock.

The amended and restated credit agreement provides that we will not, with certain immaterial exceptions:

•       incur any indebtedness other than:

•        indebtedness under the agreement, including the delayed draw term loan and the additional term loans described above;

•        certain intercompany indebtedness;

•        satellite vendor obligations of the nature described below;

•        capitalized leases and purchase money indebtedness in an aggregate outstanding amount not to exceed $25.0 million;

•        indebtedness of a person existing at the time it becomes our subsidiary in an aggregate outstanding amount not to exceed $10.0 million;

•        indebtedness of our foreign subsidiaries in an aggregate outstanding amount not to exceed $2.0 million; and

•        additional unsecured indebtedness in an aggregate amount not to exceed $200.0 million, provided that such additional unsecured indebtedness has a maturity date at least six months after the maturity date of the loans under our credit agreement, does not have terms more restrictive than those in our credit agreement and is generally on market terms on the date of funding;

              provided that we can incur the indebtedness described in the preceding four items only if, before and after giving effect thereto, our consolidated total leverage does not exceed 5.5 to 1.0;

•       make an acquisition of the capital stock or assets of any unrelated entity other than:

•        purchases of assets in the ordinary course of business;

•        acquisitions with the consent of the administrative agent and the required lenders, not to be unreasonably withheld, if an event of default has not occurred and the aggregate amount of all such acquisitions does not exceed $25.0 million in the aggregate during the term of the credit agreement; and

•        other additional investments not exceeding $2.0 million in the aggregate in any fiscal year;

•       merge, consolidate or dissolve;

•       invest or loan more than $25.0 million in the aggregate in foreign subsidiaries;

•       sell assets outside the ordinary course of business in an amount exceeding $10.0 million in any fiscal year;

•       engage in transactions with our affiliates other than in the ordinary course of business on arm’s-length terms;

•       alter in any material respect the nature of our business; or

•       incur satellite vendor obligations that are evidenced by a promissory note or are secured by a lien other than on the purchased property or that are in an amount reasonably expected to come due during the term of the amended and restated credit agreement in an aggregate amount in excess of the maximum amount of capital expenditures permitted under the amended and restated credit agreement less the actual amount of capital expenditures as of any date of determination.

We are currently in compliance with the capital expenditure, liquidity and forward fixed charge coverage ratio tests described above and the other restrictive covenants of our amended and restated credit agreement.

The amended and restated credit agreement specifies a number of events of default, including:

•       our default in payment of principal, interest or other obligations under the credit agreement;

•       our material misrepresentation;

•       our breach of any covenant in the credit agreement;

•       our default under a hedging agreement where the termination value exceeds $1.0 million;

•       our default under other indebtedness with a principal amount exceeding $5.0 million;

•       a change in our control, which is defined to include any person other than Thermo obtaining ownership of more than 25% of our capital stock or voting power or, until we have received at least $200.0 million in aggregate net cash proceeds from sales of common stock, Thermo selling any of our stock which it owned on April 24, 2006;

•       certain voluntary or involuntary bankruptcy events;

•       our loss of any material communications license;

•       any breach by Thermo Funding Company of the irrevocable standby stock purchase agreement; and

•       our being subject to certain governmental disbarment or other investigatory proceedings or being a party to a material governmental contract that is terminated for our alleged fraud or willful misconduct.

Upon any event of default, the lenders may accelerate the maturity of all indebtedness under the amended and restated credit agreement and foreclose on the liens described above.

We are currently in compliance with the capital expenditure, liquidity and forward fixed charge coverage ratio tests described above and the other restrictive covenants of the amended and restated credit agreement.

Irrevocable Standby Stock Purchase Agreement

In connection with the execution of the initial Wachovia credit agreement on April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding Company pursuant to which it agreed to purchase under the circumstances described below up to 12,371,136 shares of our Common Stock at a price per share of approximately $16.17 (approximately $200.0 million in the aggregate), without regard to any future increase or decrease in the trading price of the Common Stock. Thermo Funding Company’s obligation to purchase these shares is secured by the escrow of cash and marketable securities in an amount equal to 105% of its unfunded commitment.

Pursuant to the agreement, Thermo Funding Company will be required to purchase shares of our Common Stock (in minimum amounts of $5.0 million) as may be necessary:

•       to enable us to comply with the minimum liquidity and forward fixed charge coverage ratio tests of our credit agreement;

•       to cure a default in payment of regularly scheduled principal or interest under our credit agreement; or

•       to enable us to meet the milestone test for our receipt of proceeds from the sale of our Common Stock in our credit agreement.

The agreement terminates on the earliest of December 31, 2011, our payment in full of all obligations under the credit agreement or Thermo Funding Company’s purchase of all of the stock subject to its obligations under the agreement. Thermo Funding Company may elect at any time to purchase any unpurchased stock. Thermo Funding Company purchased 2,927,840 shares of Common Stock for an aggregate purchase price of approximately $47.3 million prior to December 31, 2006 and an additional 1,500,000 shares for an aggregate purchase price of approximately $24.3 million on February 5, 2007. We will not receive the entire remaining $128.4 million of proceeds of the sale of Common Stock subject to the irrevocable standby stock purchase agreement with Thermo Funding Company if the conditions requiring Thermo Funding Company to purchase the stock do not occur during the term of the agreement and Thermo Funding Company does not elect to purchase the stock voluntarily.

As required by the pre-emptive rights provisions contained in our former certificate of incorporation, we intend to offer our stockholders as of June 15, 2006 who are accredited investors (as defined under the Securities Act of 1933) and who received thirty-six or more shares of our common stock as a result of the Old Globalstar bankruptcy, the opportunity to participate in the transactions contemplated by Thermo Funding Company’s irrevocable standby stock purchase agreement on a pro rata basis on substantially the same terms as Thermo Funding Company, except that these stockholders will not be subject to the escrow requirements described above. These stockholders, excluding stockholders who have waived their pre-emptive rights, will be entitled to purchase, and upon entering into a commitment may elect to purchase at any time thereafter, up to 785,328 additional shares of our common stock at approximately $16.17 per share in the pre-emptive rights offering.

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

Contractual Obligations and Commitments

During 2004, 2005 and 2006, we committed to purchase $186.7 million, respectively, of mobile phones, services and other equipment under various commercial agreements with QUALCOMM. At December 31, 2006, we had a remaining commitment to purchase $86.7 million of equipment from QUALCOMM. We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories. We expect to fund this remaining commitment from our working capital and funds generated by our operations.

On June 1, 2004, we entered into a master services agreement with Space Systems/Loral, Inc. providing for various services related to preparing our eight spare satellites for launch. At December 31, 2006, we had authorized Space Systems/Loral, Inc. to spend up to approximately $22.8 million related to this agreement and related task orders, and approximately $12.8 million of those charges have been incurred. The agreement renews annually for up to 10 years unless terminated earlier. We may terminate the agreement upon 30-days notice and any task order upon 10-days notice. Upon termination, we must pay for any costs related to services performed through termination and the 10-day transition period thereafter. Those costs may not exceed the amount previously authorized by us. We and Space Systems/Loral may terminate the agreement upon any uncured material breach of the terms of the agreement or any task order.

On September 19, 2005, we executed a contract with Starsem providing for Starsem to launch our eight spare satellites in two launches of four satellites each. The contract also provides for a compatibility and feasibility study and certain post-launch services. As of December 31, 2006, we had incurred approximately $69.8 million in obligations to Starsem under the contract. Full payment under the contract will be made in Euros by May 2007. We estimate that the total cost of completing, testing and launching our eight spare satellites (including launch insurance) will be approximately $120.0 million, including payments to Starsem.

Pursuant to a memorandum dated as of June 1, 2005, we agreed to provide supplemental incentive compensation to certain of our executive officers in the form of cash bonuses which, upon the fulfillment of certain conditions, may aggregate up to $30.0 million. In both 2005 and 2006, we accrued $1.6 million in compensation expense with respect to this plan. $3.2 million was paid to the executive officers in January 2007 pursuant to this plan.

On November 30, 2006, we and Alcatel entered into a definitive contract pursuant to which Alcatel will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Alcatel also will provide launch support services and mission operations support services. We will contract separately with other providers for launch services and launch insurance for the satellites. The total contract price will be approximately € 661.0 million (approximately $871.0 million at a conversion rate of €1.00 = $1.3177), subject to reduction by approximately € 28.0 million (approximately $36.9 million) if we elect to accelerate construction and delivery of the second batch of satellites. Of the € 661.0 million, approximately € 620.0 million ($816.9 million) will be paid for the design, development and manufacture of the satellites and approximately € 41.0 million ($54.0 million) will be paid for launch and mission support services. We are also obligated to pay Alcatel up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Alcatel’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. Approximately € 146.8 million ($190.0 million) of the purchase price may be paid by us in dollars at a fixed exchange rate of € 1.00 = $1.2940. The approximately € 12.4 million ($16.0 million) paid by us to Alcatel pursuant to an Authorization to Proceed dated October 5, 2006, as amended, was credited against payments to be made by us under the contract. We have established and maintain an escrow account with a commercial bank to secure our payment obligations under the contract, with the amount of the escrow account being not less than the next two quarterly payments required by the contract. The initial escrow deposit was € 40.0 million. We and Alcatel entered into the escrow agreement on December 21, 2006. We obtained the consent of our lenders to establish the escrow account. Payments under the contract began in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless we elect to accelerate the delivery of the second batch of satellites. The contract requires Alcatel to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless we elect to accelerate deliveries. If we elect to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010.

Long-term obligations at December 31, 2006, assuming the borrowing of $100.0 million in delayed draw term loans under our credit agreement, are as follows:

Payments due by period:

Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt obligations(1)(2)	$285	$2,417	$98,000	$—	$100,702
Operating lease obligations	1,244	1,352	302	568	3,466
Purchase obligations	177,084	379,537	224,509	191,488	972,618
Pension obligations	443	2,079	—	—	2,522
Total	$179,056	$385,385	$322,811	$192,056	$1,079,308

(1)          Does not include interest on debt obligations. Substantially all of our debt bears interest at a floating rate and, accordingly, we are unable to predict interest costs in future years. In addition, future interest costs will depend on the outstanding balance from time to time of the revolving credit facility under our credit agreement and the date on which we borrow the delayed draw term loan. See “Credit Agreement” above.

(2)          All of the indebtedness under our credit agreement may be accelerated by the lenders upon an event of default. See “—Liquidity and Capital Resources—Credit Agreement.” Events of default under the credit agreement include default under a hedging agreement where the termination value exceeds $1.0 million and default under other indebtedness with a principal amount exceeding $5.0 million. Currently, we have no other indebtedness exceeding $5.0 million.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (Accounting for Derivative Instruments and Hedging Activities) and No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities)” (“SFAS No. 155”), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of Statement No. 133. SFAS No. 155 will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 effective January 1, 2007. We do not expect the adoption of SFAS No. 155 to have a material effect on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS No. 156 will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 156 effective January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material effect on its consolidated financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for the fiscal year ended December 31, 2006. We have adopted the recognition and disclosure provisions of SAB 108 on December 31, 2006, and this adoption had no impact on our financial position, cash flows, or results of operation.

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 must be adopted by us as of December 31, 2006. We have adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006 and this adoption had no impact on our results of operation. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is not effective until December 31, 2008. We are currently reviewing the measurement requirements of SFAS No. 158 to determine the impact on its financial position and results of operations.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

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

As discussed in “Contractual Obligations and Commitments,” we have entered into a contract with Starsem to launch our eight spare satellites and a contract with Alcatel to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services. All payments under the Starsem contract and a substantial majority of the payments under the Alcatel agreement are denominated in Euros.

Our interest rate risk arises from our variable rate debt under our credit agreement, under which loans bear interest at a floating rate based on the U.S. prime rate or LIBOR. Assuming that we borrowed the entire $150.0 million in revolving and term debt available under our credit agreement, and without giving effect to the hedging arrangement described in the next sentence, a 1.0% change in interest rates would result in a change to interest expense of approximately $1.5 million annually. To hedge a portion of our interest rate risk, we have entered into a five-year swap agreement with respect to a $100.0 million notional amount at a fixed rate of 5.64%. See Note 18 to our Consolidated Financial Statements in Item 8 of this Report.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Globalstar, Inc.

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of income, comprehensive income (loss), ownership equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar, Inc. as of December 31, 2005 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CROWE CHIZEK AND COMPANY LLP

Oak Brook, Illinois
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Globalstar, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), ownership equity (deficit) and cash flows of Globalstar, Inc. and subsidiaries for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Globalstar, Inc. and subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
April 13, 2005, except for Note 11 as to which the date is May 12, 2006 and the first paragraph of Note 16 as to which the date is October 25, 2006

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,270	$43,698
Accounts receivable, net of allowance of $1,774 (2005), and $3,609 (2006)	21,652	19,543
Inventory	17,620	33,754
Advances for inventory	13,516	15,550
Subscription receivable	13,000	—
Deferred tax assets	2,398	1,495
Prepaid expenses and other current assets	1,750	2,512
Total current assets	90,206	116,552
Property and equipment:
Spare satellites and launch costs	3,012	87,813
Second-generation satellites	—	26,328
Globalstar System, net	10,717	15,576
Other property and equipment, net	7,531	7,005
	21,260	136,722
Other assets:
Restricted cash	—	52,581
Gateway receivables, net of allowance of $10,784 (2005), and $900 (2006)	1,000	—
Deferred tax assets	—	18,763
Other assets, net	1,079	7,083
Total assets	$113,545	$331,701
LIABILITIES AND OWNERSHIP EQUITY
Current liabilities:
Notes payable, current portion	$293	$285
Accounts payable	4,193	11,468
Accrued expenses	11,484	17,224
Payables to affiliates	2,959	6,019
Deferred revenue	17,212	24,720
Total current liabilities	36,141	59,716
Notes payable, net of current portion	631	417
Employee benefit obligations, net of current portion	2,997	2,079
Other non-current liabilities	2,346	3,843
Total non-current liabilities	5,974	6,339
Commitments and contingencies (Note 15)
Redeemable common stock; 347,451 shares issued and outstanding at December 31, 2006	—	4,949
Ownership equity:
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized, issued and outstanding—none	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized, 72,544,543 shares issued and outstanding at December 31, 2006	—	7
Additional paid-in capital	—	238,919
Member interests	73,314	—
Accumulated other comprehensive loss	(1,884)	(1,166)
Retained earnings	—	22,937
Total ownership equity	71,430	260,697
Total liabilities and ownership equity	$113,545	$331,701

See notes to consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2004	2005	2006
Revenue:
Service revenue	$57,927	$81,472	$92,037
Subscriber equipment sales	26,441	45,675	44,634
Total revenue	84,368	127,147	136,671
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	25,208	25,432	28,091
Cost of subscriber equipment sales	23,399	38,742	40,396
Marketing, general, and administrative	32,151	37,945	43,899
Restructuring	5,078	—	—
Depreciation and amortization	1,959	3,044	6,679
Impairment of assets	114	114	1,943
Total operating expenses	87,909	105,277	121,008
Operating income (loss)	(3,541)	21,870	15,663
Other income (expense):
Interest income	58	242	1,172
Interest expense	(1,382)	(269)	(587)
Interest rate derivative loss	—	—	(2,716)
Other income (expense)	921	(622)	(3,980)
Total other income (expense)	(403)	(649)	(6,111)
Income (loss) before income taxes	(3,944)	21,221	9,552
Income tax expense (benefit)	(4,314)	2,502	(14,071)
Net income	$370	$18,719	$23,623
Earnings per common share:
Basic	$0.01	$0.30	$0.37
Diluted	0.01	0.30	0.37
Weighted-average shares outstanding:
Basic	60,463,917	61,855,668	63,709,763
Diluted	60,463,917	61,955,874	64,076,182
Pro forma C Corporation data:
Historical income before income taxes	N/A	$21,221	N/A
Pro forma income tax expense	N/A	6,931	N/A
Pro forma net income	N/A	$14,290	N/A
Pro forma earnings per common share:
Basic	N/A	$0.23	N/A
Diluted	N/A	0.23	N/A

See notes to consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2004	2005	2006
Net income	$370	$18,719	$23,623
Other comprehensive income (loss):
Minimum pension liability adjustment	(1,234)	(1,356)	524
Net foreign currency translation adjustment	168	538	194
Total comprehensive income (loss)	$(696)	$17,901	$24,341

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OWNERSHIP EQUITY (DEFICIT)

(In thousands, except share data)

	Successor							Predecessor
	Member Interest Units Common Shares	Common Stock Amount	Additional Paid-In Capital	Member Interests Amount	Subscription Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Partners’ Deficit	Total
Balances—December 31, 2003	60,000,000			$7,984	$—	$—		$(3,423,179)	$(3,415,195)
Member Interests Series A—18,441,960
Member Interests Series B—2,298,732
Member Interests Series C—39,259,308
Conversion of liabilities subject to compromise to New Globalstar member interests, including New Globalstar’s assumption of liabilities of $1,416				(1,416)	—	—		3,423,179	3,421,763
Member interests issued in exchange for:
Cash				7,000	—	—		—	7,000
Term loans, related party				17,950	—	—		—	17,950
Inventory (issuance of Series B member interests)	1,855,668			5,325	—	—		—	5,325
Subscription receivable, including $4,235 received in April 2005				17,235	(13,000)	—		—	4,235
Series A and B rights offering:
Member interests issued to current members in exchange for cash				8,749	—	—		—	8,749
Member interests redeemed from Thermo in exchange for cash				(8,749)	—	—		—	(8,749)
Contribution of services				39	—	—		—	39
Other comprehensive loss				—	—	(1,066)		—	(1,066)
Net income				370	—	—		—	370
Balances—December 31, 2004	61,855,668			54,487	(13,000)	(1,066)		—	40,421
Member Interests Series A—18,441,960
Member Interests Series B—4,154,400
Member Interests Series C—39,259,308

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OWNERSHIP EQUITY (DEFICIT) (Continued)

(In thousands, except share data)

	Successor							Predecessor
	Member Interest Units Common Shares	Common Stock Amount	Additional Paid-In Capital	Member Interests Amount	Subscription Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Partners’ Deficit	Total
Contribution of services				$145	$—	$—		$—	$145
Redemption of minority interests				(100)	—	—		—	(100)
Contributions				63	—	—		—	63
Reclassification of subscription receivable (received in March 2006)				—	13,000	—		—	13,000
Other comprehensive loss				—	—	(818)		—	(818)
Net income				18,719	—	—		—	18,719
Balances—December 31, 2005	61,855,668			73,314	—	(1,884)		—	71,430
Member interests Series A—18,441,960
Member interests Series B—4,154,400
Member interests Series C—39,259,308

Recapitalization		$6	$73,308	(73,314)	—	—	$—	—	—
Issuance of common stock upon initial public offering, net of related offering costs of $10,854	7,500,000	1	116,645	—	—	—	—	—	116,646
Issuance of common stock in relation to the GAT acquisition	4,380	—	249	—	—	—	—	—	249
Conversion of Redeemable common stock related to GAT settlement	15,109		—	—	—	—	—	—	—
Issuance of restricted stock awards and recognition of stock-based compensation	241,546	—	1,185	—	—	—	—	—	1,185
Distribution payable to member	—	—	—	—	—	—	(686)	—	(686)
Contribution of services	—	—	189	—	—	—	—	—	189
Issuance of common stock in connection with Thermo agreement	2,927,840	—	47,343	—	—	—	—	—	47,343
Other comprehensive income		—	—	—	—	718	—	—	718
Net income	—	—	—	—	—	—	23,623	—	23,623
Balances—December 31, 2006	72,544,543	$7	$238,919	$—	$—	$(1,166)	$22,937	$—	$260,697

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$370	$18,719	$23,623
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(4,777)	2,422	(17,720)
Depreciation and amortization	1,959	3,044	6,679
Interest rate derivative loss	—	—	2,716
Stock-based compensation expense	—	—	1,185
Loss on disposal of fixed assets	—	—	51
Provision for gateway receivables	(71)	—	—
Provision for bad debts	859	998	2,191
Contribution of services	39	145	189
Amortization of deferred financing costs	—	—	294
Impairment of assets	114	114	1,943
Other non-cash gains	—	(100)	—
Interest on Note Payable	—	—	52
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,637)	(15,915)	1,109
Inventory	3,187	(9,634)	(18,090)
Advances for inventory	(5,401)	(4,688)	(2,084)
Prepaid expenses and other current assets	676	(32)	(46)
Other assets	(14)	(293)	(1,242)
Receivables from affiliates	—	—	(43)
Accounts payable	(1,340)	3,044	(746)
Payables to affiliates	374	1,643	3,160
Accrued expenses and employee benefit obligations	2,417	2,088	3,629
Other non-current liabilities	—	1,896	195
Deferred revenue	2,396	10,243	7,526
Net cash from operating activities	(4,849)	13,694	14,571
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(88)	(2,066)	(103,185)
Property and equipment additions	(3,927)	(7,819)	(4,359)
Proceeds from sale of property and equipment	—	86	—
Payment for business acquisitions	—	(342)	(191)
Restricted cash	—	—	(52,581)
Net cash from investing activities	(4,015)	(10,141)	(160,316)
Cash flows from financing activities:
Net proceeds from initial public offering	—	—	116,646
Proceeds from Thermo under the irrevocable standby stock purchase agreement	—	—	47,343
Proceeds from term loans	5,000	—	—
Borrowings under revolving credit facility	—	—	33,302
Repayment of revolving credit facility	—	—	(33,302)
Repayment of term loans	(10,000)	—	—
Proceeds from subscription receivable	—	4,235	13,000
Payments on notes payable	—	(1,251)	(195)
Deferred financing cost payments	—	(48)	(5,507)
Distribution to Affiliate	—	—	(686)
Redemption of member interests	(8,749)	(100)	—
Proceeds related to Series A and B rights offering	8,749	—	—
Proceeds from issuance of membership interests	7,000	63	—
Proceeds from issuance of Series A common stock	—	—	—
Net cash from financing activities	2,000	2,899	170,601
Effect of exchange rate changes on cash	168	488	(1,428)
Net increase (decrease) in cash and cash equivalents	(6,696)	6,940	23,428
Cash and cash equivalents, beginning of period	20,026	13,330	20,270
Cash and cash equivalents, end of period	$13,330	$20,270	$43,698
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$710	$289	$1,271
Income taxes	$207	$184	$2,701
Supplemental disclosure of noncash financing and investing activities:
Receivables offset by accounts payable and notes payable	$1,932	$2,675
Terms loans converted to member interests	$17,950
Inventory acquired in exchange for member interests	$5,325
Reclassification of subscription receivable	$4,235	$13,000
Dissolvement of predecessor company:
Conversion of liability subject to compromise to New Globalstar Member Interests	$3,423,179
Assumption of liabilities	(1,416)
	$3,421,763
Accrued launch costs and second-generation satellites			$7,944
Capitalization of interest for spare and second-generation satellites and launch costs			$884
Issuance of redeemable common stock in conjunction with acquisition			$5,198
Conversion of redeemable common stock to common stock			(249)
			$4,949

See notes to consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION AND DESCRIPTION OF BUSINESS

Globalstar, Inc. (Note 16) (“Globalstar” or “Globalstar LLC” or “New Globalstar” or “Successor” or the “Company”) was initially formed in November 2003 as New Operating Globalstar LLC, a Delaware limited liability company, for the purpose of acquiring substantially all the assets of Globalstar, L.P. (“Old Globalstar” or “Predecessor”) and its subsidiaries in a Chapter 11 bankruptcy proceeding. Globalstar acquired the Old Globalstar assets and assumed certain liabilities pursuant to an Asset Contribution Agreement among Thermo Capital Partners, L.L.C. and its affiliates (collectively referred to as “Thermo”), New Globalstar, Old Globalstar and Old Globalstar’s unsecured creditors. The asset acquisition (the “Thermo Transaction”) was accomplished in a two stage closing process involving contribution of cash, purchase and replacement of Old Globalstar’s existing debtor-in-possession financing by Thermo and transfer of assets from Old Globalstar to New Globalstar. Management determined that operational control of the Globalstar business passed to New Globalstar with the completion of the first stage of the Thermo Transaction on December 5, 2003. The second stage was completed on April 14, 2004 upon receipt of consent from the United States Federal Communications Commission for the transfer of assets from Old Globalstar to New Globalstar and the conversion of Thermo’s debtor-in-possession financing into New Globalstar membership units.

Globalstar offers high value, high quality satellite services to commercial and recreational users in more than 120 countries around the world. The company’s voice and data products include mobile and fixed satellite telephones, simplex and duplex satellite data modems and flexible service packages. Many land based and maritime industries benefit from Globalstar with increased productivity from remote areas beyond cellular and landline service. Global customer segments include: oil and gas, government, mining, forestry, commercial fishing, utilities, military, transportation, heavy construction, emergency preparedness, and business continuity as well as individual recreational users.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant inter-company transactions and balances have been eliminated in the consolidation.

Prior to 2005, one subsidiary was 98% owned by Globalstar and 2% owned by minority interests (Thermo). Minority interest amounts were not significant. During 2005, a $100,000 payment was made to redeem the 2% minority interest. During 2005 and from January 1 through October 17, 2006, one subsidiary was 75% owned by Globalstar and 25% owned by minority interests (Loral). On October 17, 2006, a $500,000 payment was made to acquire the 25% minority interest and settle the litigation described under Note 15.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash is comprised of funds held in escrow by a financial institution to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation.

Fair Value of Financial Instruments

Except for the payables to affiliates and the note payable to Loral (Note 5), the carrying amounts of financial instruments approximate fair value due to the short maturities of these instruments. The fair value of the payables to affiliates and the note payable to Loral are not practicable to estimate based on the related party nature of the underlying transactions. The Company has no material off-balance sheet financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash consist primarily of highly liquid short-term investments deposited with financial institutions that are of high credit quality.

Accounts Receivable

Accounts receivable are uncollateralized and consist primarily of on-going service revenue and equipment receivables. The Company performs ongoing credit evaluations of its customers and records specific allowances for bad debts based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Accounts receivable are considered past due in accordance with the contractual terms of the arrangements. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2004	2005	2006
Balance at beginning of period	$1,173	$1,187	$1,774
Provision, net of recoveries	859	998	2,191
Write-offs	(845)	(411)	(356)
Balance at end of period	$1,187	$1,774	$3,609

Inventory

Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method which determines the acquisition cost on a FIFO basis. Inventory allowances are recorded for inventories with a lower market value or which are slow moving. Unsaleable inventory is written off. During the year ended December 31, 2006, the Company recorded inventory allowances of $1.9 million. At December 31, 2005 and 2006, the inventory allowances were $0 and $1.9 million, respectively.

Property and Equipment

Property and equipment is stated at acquisition cost, less accumulated depreciation and impairment. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System:
Space segment	Up to periods of 9 years from commencement of service
Ground segment	Up to periods of 9 years from commencement of service
Furniture, fixtures & equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or the estimated useful lives of the improvements, generally 5 years

Effective October 1, 2006, the Company reduced the estimated remaining lives for the Globalstar System assets from 39 months to 27 months due to the uncertainties about their remaining useful lives. This resulted in the Company recording $0.6 million of additional depreciation expense during the fourth quarter of 2006.

The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites, including in-orbit spare satellites (the “Space Segment”), and primary and backup control centers and gateways (the “Ground Segment”).

Losses from the in-orbit failure of a satellite are recorded in the period it is determined that the satellite is not recoverable.

The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment, taken as a whole, may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

The Company owns an additional eight spare satellites for the purpose of serving as on-ground spares. All of the eight spare satellites have been completed and are being prepared for launch. Depreciation of these assets will not begin until the satellites are placed into services. As of December 31, 2004, these assets were recorded at $946,000, of which $858,000 was based on the Company’s allocation of the Thermo Transaction acquisition cost. During the year ended December 31, 2005 and 2006, the Company incurred additional costs of approximately $2.1 million and $84.0 million, respectively, in preparation for the future launch of these satellites. For the year ended December 31, 2006, the Company incurred $26.3 million in costs associated with its second-generation satellite constellation. Depreciation of these assets will not begin until the satellites are placed into service. During 2006, the Company also capitalized $0.9 million of interest cost incurred in relation to the construction of the second-generation satellites and launch costs related to the spare satellites. Interest capitalization will cease when second-generation satellites and the spare satellites are complete and available for use.

Gateway Receivables

Old Globalstar entered into an agreement with QUALCOMM for the manufacture, deployment and maintenance of gateways. Old Globalstar, in turn, invoiced the service providers for the contract costs plus a markup. The net receivables were $1.0 million and $0 at December 31, 2005 and December 31, 2006, respectively.

Deferred Financing Costs

These costs represent costs incurred in obtaining long-term credit facilities. These costs are classified as long-term other assets and are amortized as additional interest expense over the term of the credit facilities. As of December 31, 2005 and 2006, the Company had gross deferred financing costs related to the credit facilities of $524,000 and $6,138,000, respectively. Approximately $0 and $294,000 was recorded as interest expense for the years ended December 31, 2005 and 2006, respectively.

Asset Retirement Obligation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” the Company capitalized, as part of the carrying amount, the estimated costs associated with the retirement of two gateways owned by the Company. As of December 31, 2005 and 2006, the Company had accrued $450,000 for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

Revenue Recognition and Deferred Revenues

Customer activation fees are deferred and recognized over four to five year periods, which approximates the estimated average life of the customer relationship. The Company periodically evaluates the estimated customer relationship life. Historically, changes in the estimated life have not been material to the Company’s financial statements.

Monthly access fees billed to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan, are billed on the first day of each monthly bill cycle. Airtime minute fees in excess of the monthly access fees are billed in arrears on the first day of each monthly bill cycle. To the extent that bill cycles fall during the course of a given month and a portion of the monthly services have not been delivered at month end, fees are prorated and fees associated with the undelivered portion of a given month are deferred. Under the Company’s annual plans, where customers prepay for minutes, revenue is deferred until the minutes are used or the prepaid time period expires. Unused minutes are accumulated until they expire, usually one year after activation. In addition, the Company offers an annual plan called the Emergency plan whereby the customer is charged an annual fee to access the Globalstar system and the customer is charged for each minute used under this plan. The annual fee for an Emergency Plan is recognized as revenue on a straight-line basis over the term of the plan.

Occasionally the Company had granted customer concessions in the form of customer credits. These concessions are expensed when granted.

Subscriber acquisition costs include items such as dealer commissions, internal sales commissions and equipment subsidies, and are expensed at the time of the related sale.

Globalstar also provides certain engineering services to assist customers in developing new technologies related to the Globalstar System. The revenues associated with these services are recorded when the services are rendered and the expenses are recorded when incurred. During 2005 and 2006, the Company recorded engineering services revenues of $3.5 million and $2.1 million, respectively, and related costs of $1.7 million and $1.4 million, respectively. Engineering services revenues and cost of services were not significant in 2004.

Globalstar owns and operates the Globalstar satellite constellation and earns a portion of its revenues through the sale of airtime minutes on a wholesale basis to independent service providers. Revenue from sales to service providers is recognized based upon airtime minutes used and contractual fee arrangements.

Airtime revenue is also earned from third party service providers that use the Globalstar System. Prior to December 31, 2005, airtime revenue related to certain of these service providers was recognized on a cash basis due to concerns about the collectibility of the underlying receivables. These revenues were not material to total revenue. As of December 31, 2005, based on management’s review of the payment history of service provider receivables, the revenue recognition was changed from the cash basis to an accrual basis. If any receivable is deemed likely to be uncollectible, the receivable is accounted for in the allowance for doubtful accounts.

Subscriber equipment revenue represents the sale of fixed, mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

The Company recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria.

Research and Development Expenses

Research and development costs were $2.0 million, $2.4 million and $2.3 million for the years ended December 31, 2004, 2005 and 2006, respectively, and are expensed as incurred as part of marketing, general and administrative expenses.

Advertising Expenses

Advertising expenses were $779,000, $684,000 and $930,000 for the years ended December 31, 2004, 2005 and 2006, respectively, and are expensed as incurred as part of marketing, general and administrative expenses.

Foreign Currency

Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average exchange rates in effect during each period. For the years ended December 31, 2004, 2005 and 2006, the foreign currency translation adjustments were $168,000, $538,000 and $194,000, respectively.

Foreign currency transaction gains and losses are included in net income. Foreign currency transaction gains (losses) were $0.9 million, ($0.7) million and ($4.0) million for the years ended December 31, 2004, 2005 and 2006, respectively. These were classified as other income or expense on the statement of operations.

Income Taxes

Until January 1, 2006, Globalstar was treated as a partnership for U.S. tax purposes (Notes 12 and 16). Generally, taxable income or loss, deductions and credits of the Company were passed through to its members. Effective January 1, 2006, Globalstar and its U.S. operating subsidiaries elected to be taxed as a corporation in the United States and began accounting for these entities under SFAS 109. Prior to January 1, 2006, Globalstar did have some corporate subsidiaries that require a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2005 and 2006, the corporate subsidiaries had gross deferred tax assets of approximately $7.6 million and $209.1 million, respectively. A valuation reserve has been set up to reserve $5.2 million and $188.8 million as of December 31, 2005 and 2006, respectively, due to the Company’s concern over it being more likely than not that they may not utilize those deferred tax assets.

Stock-Based Compensation

Effective January 1, 2006, as a result of its initial public offering, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore has not restated its prior period results. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. At January 1, 2006, the option of one board member to purchase up to 120,000 shares of common stock at $2.67 per share was the Company’s only outstanding equity award. Compensation costs related to the remaining portion of this award for which the requisite service had not been rendered was insignificant. Therefore, the adoption of SFAS 123(R) did not have a significant impact on the Company’s financial position or results of operations.

Prior to January 1, 2006, the Company accounted for our stock-based compensation plans in accordance with APB 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of the Company’s common stock on the grant date. Pro forma information regarding net income (loss) is required by SFAS No.123,’’Accounting for Stock-Based Compensation,’’ which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method. Effective January 1, 2005, the Company promised one of its board members an option to purchase up to 120,000 shares of common stock at a price of approximately $2.67 per share (as adjusted for a six-for-one stock split).The Company has included these options within its diluted earnings per share computations for all periods in which such options are outstanding. The Company has not disclosed pro forma information as the pro forma effect is not significant.

Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Segments

Globalstar operates in one segment, providing voice and data communication services via satellite. As a result, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS No. 131, is included in the consolidated financial statements.

Derivative Instrument

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

Earnings Per Share

The Company applies the provisions of SFAS No. 128, “Earnings Per Share,” which requires companies to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. For the year ended December 31, 2005 and 2006, weighted average shares outstanding for diluted earnings per share includes the effects of the 120,000 stock options promised to a board member in January 2005.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2004			Year Ended December 31, 2005
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$370	60,463,917	$0.01	$18,719	61,855,668	$0.30
Effect of Dilutive Securities
Stock options to director	—	—		—	100,206
Diluted earnings per common share	$370	60,463,917	$0.01	$18,719	61,955,874	$0.30

	Year Ended December 31, 2006
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$23,623	63,709,763	$0.37
Effect of Dilutive Securities
Stock options to director	—	98,833
GAT acquisition	—	267,586
Diluted earnings per common share	$23,623	64,076,182	$0.37

Restricted stock awards and restricted stock units representing approximately 222,000 shares were excluded from the computation of diluted shares outstanding for the year ended December 31, 2006 as their inclusion would have been anti-dilutive.

Pro Forma Net Income and Pro Forma Earnings Per Share

Pro forma net income and pro forma earnings per share for the year ended December 31, 2005 has been calculated as if the Company had been a C corporation for federal income tax purposes (Notes 12 and 16).

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board  (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (Accounting for Derivative Instruments and Hedging Activities) and No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities)” (“SFAS No. 155”), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of Statement No. 133. SFAS No. 155 will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 effective January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS No. 156 will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 effective January 1, 2007. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for the fiscal year ended December 31, 2006. The Company has adopted the recognition and disclosure provisions of SAB 108 on December 31, 2006 and this adoption had no impact on the Company’s financial position, cash flows, or results of operation.

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 must be adopted by the Company as of December 31, 2006. The Company has adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006 and this adoption had no impact on the Company’s results of operation. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is not effective until December 31, 2008. The Company is currently reviewing the measurement requirements of SFAS No. 158 to determine the impact on its financial position and results of operations.

3.                 ACQUISITIONS

Globalstar de Venezuela, C.A. (“GdeV”)

Pursuant to Globalstar’s continuing consolidation strategy and to enhance its presence in South America, on February 4, 2005, GdeV, a recently formed indirect (through Globalstar Canada Satellite Company “GCSC”) subsidiary of Globalstar, executed a series of agreements to acquire the mobile satellite services business assets of TE.SA.M. de Venezuela, C.A. (“TESAM”), the Globalstar service provider in Venezuela, at a cost of $1.6 million. This asset purchase is expected to be completed in two stages. The first stage, which transferred certain nonregulated assets, including the land where the Venezuelan gateway is located, was completed upon the execution of the agreements.

The second stage of the transaction, which would transfer regulated assets including the gateway equipment, will be completed after the Venezuelan regulatory consents are obtained. Management has determined that operational control passed to New Globalstar with the completion of the first stage of the transaction in February 2005. Regulatory approval is expected in 2007. Pursuant to the purchase agreements, GdeV paid approximately $342,000 upon execution of the agreements. The $1,250,000 balance of the purchase price is payable in sixteen quarterly installments of $78,125 (interest imputed at 7.0% resulting in a discount of approximately $250,000). Only the first two of these sixteen quarterly installments were required in advance of Venezuelan regulatory approvals. Principal and interest payments made in 2006 were $195,000 and the principal payments to be made by the Company in 2007, 2008 and 2009 are $285,000, $273,000, and $144,000, respectively.

The following table summarizes the Company’s allocation of the estimated values of the assets acquired and liabilities assumed in the acquisition (in thousands):

February 4, 2005
Current assets	$82
Property and equipment	1,314
Total assets acquired	1,396
Current liabilities	367
Long-term debt	687
Total liabilities assumed	1,054
Net assets acquired	$342

The results of operations of GdeV have been included in the Company’s consolidated financial statements from the date of acquisition. The Company’s pro forma results of operations assuming the transaction had been completed on January 1, 2004 are not determinable.

Globalstar Americas Telecommunications, LTD

Effective January 1, 2006, the Company consummated an agreement dated December 30, 2005 to purchase all of the issued and outstanding stock of the Globalstar Americas Holding (“GAH”), Globalstar Americas Telecommunications (“GAT”), and Astral Technologies Investment Limited (“Astral”), collectively, the “GA Companies.” The GA Companies owned assets, contract rights, and licenses necessary and sufficient to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize (collectively, the “Territory”). The Company believes the purchase of the GA Companies will further enhance Globalstar’s presence and coverage in Central America and consolidation efforts. The stipulated purchase price for the GA Companies is $5,250,500 payable substantially 100% in Globalstar Common Stock. Additionally, the Company had a $1.0 million receivable from GA Companies as of the acquisition date that was treated as a component to the total purchase price. At the time of closing of the purchase of the GA Companies, the selling stockholders received 91,986 membership units, which subsequently were converted into the same number of shares of Common Stock of the Company (See Notes 12 and 16).

Under the terms of the acquisition agreement, the Company was obligated either to redeem the original stock issued to the selling stockholders in January 2006 for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of that stock multiplied by the 5-day average closing price of the Company stock for the period ending November 22, 2006. In accordance with the supplemental agreement dated December 21, 2006 with certain selling stockholders, the Company elected to make payment in Common Stock and issued approximately 260,000 shares of additional Common Stock to certain selling stockholders. Under this supplemental agreement this stock was valued at approximately $3.7 million. However, it was not registered and therefore was not marketable. Accordingly, this supplemental agreement also provided that, in order to compensate the selling stockholders for the inability to sell these shares, every month the Company will pay interest on $3.7 million at the monthly New York prime rate until these shares become marketable, but not later than December 31, 2007.

The Company has the right to register, before December 22, 2007, the 260,000 shares of stock delivered in December 2006. If it does so and the Company has met in full its obligation to pay interest on $3.7 million, the interest obligation ceases as of the date this registration becomes effective. The Company also has the right to register additional shares of sufficient value on the effective date of the registration and to pay the interest obligation in Common Stock. In addition, if the per share market value of the Company’s Common Stock on December 22, 2007 multiplied by 260,000 is less than $3.7 million minus the sum of interest payments made on the $3.7 million on or before December 28, 2007, the Company will be required to pay the shortfall to these selling stockholders. However, if the Company shall have also registered sufficient additional stock to pay the interest obligation and distributes it to the selling stockholders, they are obligated to accept the tender, return to the Company the interest previously paid in cash, and deem to be satisfied all obligations of the Company under the acquisition agreement and the supplemental agreement. As of December 31, 2006, 347,451 shares of redeemable Common Stock were outstanding.

During December 2006, the Company  reached a settlement with the remaining selling stockholder and issued 15,109 shares of Common Stock to such stockholder. The 15,109 shares issued during December 2006 and the original 4,380 shares issued in January 2006 to this selling stockholder are not considered redeemable as of December 31, 2006.

The following table summarizes the Company’s allocation of the estimated values of the assets acquired, and liabilities assumed in the acquisition (in thousands):

January 1, 2006
Current assets	$329
Property and equipment	6,655
Intangible assets	100
Total assets acquired	7,084
Current liabilities	409
Long-term debt	287
Total liabilities assumed	696
Net assets acquired	$6,388

The results of operations of the GA Companies have been included in the Company’s consolidated financial statements from January 1, 2006. The Company’s pro forma results of operations assuming the transaction had been completed on January 1, 2005 are not material.

4.                 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2006
Globalstar System:
Space segment	$5,832	$5,832
Ground segment	11,427	21,033
Spare satellites and launch costs	3,012	87,813
Second-generation satellites	—	26,328
Construction in progress	3,654	16
Land	1,070	2,089
Leasehold improvements	1,363	1,477
Building	84	484
Furniture and office equipment	6,624	9,631
	33,066	154,703
Accumulated depreciation	(11,806)	(17,981)
	$21,260	$136,722

Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and launch costs, second-generation satellites and support equipment located in various countries around the world. During both the years ended December 31, 2004 and 2005, the Company recorded impairment charges of $114,000 related to satellite failures. There were no satellite failures during 2006. During 2004, the Company began construction of a gateway located in Florida. Construction was completed in July 2005 with a cost of $2.9 million. During 2005, the Company began construction of a gateway located in Alaska. Through December 31, 2005, actual costs incurred were approximately $3.3 million. The Alaska gateway construction was completed in 2006 for a total cost of $4.8 million.

On November 30, 2006, the Company and Alcatel Alenia Space France (“Alcatel”) entered into a definitive contract pursuant to which Alcatel will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for Globalstar’s second-generation satellite constellation. Under the contract, Alcatel also will provide launch support services and mission operations support services. Globalstar will contract separately with other providers for launch services and launch insurance for the satellites. The total contract price will be approximately € 661.0 million (approximately $871.0 million at a conversion rate of € 1.00 = $1.3177), subject to reduction by approximately € 28.0 million (approximately $36.9 million) if Globalstar elects to accelerate construction and delivery of the second batch of satellites. Of the € 661.0 million, approximately € 620.0 million ($816.9 million) will be paid for the design, development and manufacture of the satellites and approximately € 41.0 million ($54.0 million) will be paid for launch and mission support services. Globalstar also is obligated to pay Alcatel up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including Globalstar’s cumulative EBITDA exceeding certain projections, Alcatel’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. Approximately € 146.8 million ($190.0 million) of the purchase price may be paid by Globalstar in dollars at a fixed exchange rate of € 1.00 = $1.2940. Globalstar established and will maintain an escrow account with a commercial bank to secure its payment obligations under the contract, with the amount of the escrow account being not less than the next two quarterly payments required by the contract. The initial escrow deposit was € 40.0 million ($52.6 million). Globalstar and Alcatel entered into an escrow agreement on December 21, 2006. Globalstar obtained the consent of its lenders to establish the escrow account. Payments under the contract began in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless Globalstar elects to accelerate the delivery of the second batch of satellites. The contract requires Alcatel to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless Globalstar elects to accelerate deliveries. If Globalstar elects to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. The Company spent $111.1 million on the second-generation satellites and launch costs in 2006. At December 31, 2006, the Company had capitalized $114.1 million related to second-generation satellites and launch costs.

As of December 31, 2005 and 2006, capitalized interest included within spare and second-generation satellites and launch costs was $0 and $0.9 million, respectively. The amount of interest capitalized during the year ended December 31, 2006 was $0.9 million. No interest was capitalized during 2004 or 2005.

On September 19, 2005, Globalstar executed a contract with Starsem, its launch vendor, for approximately 59.0 million Euros for two launches of four satellites each. The contract also provides for a compatibility and feasibility study. As of December 31, 2005 and 2006, Globalstar had incurred approximately €0.1 million and €56.3 million, respectively, for this contract. Globalstar had also authorized Space Systems Loral to proceed with satellite readiness and launch support services for both launches and had authorized Space Systems Loral to spend up to approximately $26.3 million related to this agreement and approximately $15.3 million of those charges have been incurred. Total payments under the Starsem and Space Systems Loral contracts will be paid by the end of 2007; approximately €2.7 million for Starsem and approximately $11.0 million for Space Systems Loral will be recorded as an increase to spare satellites and launch costs as such amounts are invoiced or become due under the terms of the contract.

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was $2.0 million, $3.0 million and $6.6 million, respectively.

5.                 NOTE PAYABLE TO LORAL

On March 14, 2003, Loral, the Creditors’ Committee and Old Globalstar signed a term sheet outlining the terms and conditions of a comprehensive settlement of certain contested matters and a release of the claims against Loral (the “Loral Settlement”) which was approved by the Bankruptcy Court. Pursuant to the definitive settlement agreement, as of the closing, among other things, certain financial obligations of Loral-affiliated service providers due to Old Globalstar were settled through deduction in debt obligations owed by Globalstar Canada Co. to Loral and of other financial obligations between Old Globalstar and Loral were restructured. As a result of the Loral Settlement, the Company had a restructured note payable to Loral in the amount of approximately $4.0 million with interest at 6% per annum due in equal quarterly installments of $364,000 plus interest from June 2005 through March 2008.

On July 31, 2005, the note payable and accrued interest to Loral totaled approximately $4.0 million. Pursuant to an agreement reached with Loral effective July 31, 2005, this amount was settled in exchange for a) the offset of an $818,000 receivable due to Globalstar; b) cash of $500,000 paid by Globalstar; c) the issuance of three credit memos of $300,000, $500,000 and $1,809,000 by Globalstar to Loral to be used for future purchases of equipment and air time payments; and d) the forgiveness of $100,000 by Loral (recorded as other income). As of December 31, 2005 and 2006, Loral had unused credit memos totalling $1,606,000 and $24,000, respectively. The unused credit memos are classified as deferred revenue on the accompanying consolidated balance sheet.

Interest expense on the note payable to Loral for the years ended December 31, 2004, 2005 and 2006 was $237,000, $176,000 and $0, respectively.

6.                 ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2006
Accrued compensation and benefits	$1,926	$5,757
Accrued professional fees	582	1,493
Accrued property and other taxes	1,253	3,176
Accrued commissions	673	610
Customer deposits	1,055	1,489
Employee benefit obligation—current portion	2,138	443
Warranty reserve	977	879
Commitment fees related to delayed draw term loan and revolving credit facility	—	731
Other accrued expenses	2,880	2,646
	$11,484	$17,224

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

	Year Ended December 31,
	2004	2005	2006
Balance at beginning of period	$319	$568	$977
Provision	306	1,031	1,153
Utilization	(57)	(622)	(1,251)
Balance at end of period	$568	$977	$879

7.                 LINE OF CREDIT

On December 14, 2005, the Company entered into a Loan and Security Agreement with Union Bank of California, N.A. providing for revolving credit loans of up to $15.0 million. The Company never borrowed any funds under this loan agreement. On April 19, 2006, the Company terminated the Loan and Security Agreement with Union Bank in preparation for entering into a Credit Agreement with Wachovia Investment Holdings, LLC on April 24, 2006 (Note 10).

8.                 PAYABLES TO AFFILIATES

Payables to affiliates relate to normal purchase transactions and are comprised of the following (in thousands):

	December 31,
	2005	2006
QUALCOMM	$2,758	$5,847
Thermo Capital Partners	201	172
	$2,959	$6,019

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the years ended December 31, 2004, 2005 and 2006, total expenses were approximately $116,000, $76,000 and $49,000, respectively. For the years ended December 31, 2004, 2005 and 2006, the Company also recorded $39,000, $145,000 and $189,000, respectively, of non-cash expenses related to services provided by officers of Thermo and accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

9.                 RESTRUCTURING

Beginning in 2001, Old Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the Company’s finances. These initiatives included reductions in Old Globalstar’s workforce, the development of financial restructuring plans, negotiations with Old Globalstar’s significant creditors, and the initiation of Old Globalstar’s Chapter 11 case on February 15, 2002.

Restructuring was completed during 2004 and the Company did not have any restructuring charges for the year ended December 31, 2005 or 2006. For the year ended December 31, 2004, restructuring and reorganization charges were as follows (in thousands):

Year Ended December 31, 2004
Globalstar advisory fees	$2,555
Creditor advisory fees	458
Employee separation costs	823
Other restructuring costs	1,268
Total	5,104
Less: interest income	(26)
Net restructuring costs	$5,078

Globalstar Advisory Fees—Old Globalstar retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor groups and preparation for its Chapter 11 bankruptcy petition.

Creditor Advisory Fees—At Old Globalstar’s expense, Old Globalstar’s informal committee of bondholders and later the Creditors’ Committee retained financial advisors and restructuring counsel. Old Globalstar discontinued paying the informal committee’s expenses upon formation of the Creditors’ Committee.

Employee Separation Costs—These costs represent severance and related obligations in relation to Old Globalstar’s reduction in workforce implemented through 2004.

All restructuring expenditures were paid in 2004 except approximately $1.5 million that remained in Old Globalstar’s accounts at December 31, 2004. As of December 31, 2006, Old Globalstar retained approximately $573,000 in cash related to its restructuring plans and wind up costs. This cash is not reflected on the Company’s accompanying consolidated balance sheets as of December 31, 2004, 2005 and 2006. Old Globalstar management believes that the remaining cash will be adequate to pay Old Globalstar’s restructuring liabilities and wind up costs.

10.          GLOBALSTAR FINANCING TRANSACTION

As required by the lender under the Company’s credit agreement discussed below, the Company executed an agreement with Thermo Funding Company LLC (“Thermo Funding Company”), an affiliate of Thermo, to provide Globalstar up to an additional $200.0 million of equity via an irrevocable standby stock purchase commitment. The irrevocable standby purchase commitment allows the Company to put up to 12,371,136 shares of its Common Stock to Thermo Funding Company at a predetermined price of approximately $16.17 per share when the Company requires additional liquidity or upon the occurrence of certain other specified events. Thermo Funding Company also may elect to purchase the shares at any time. Minority stockholders of Globalstar as of June 15, 2006 who are accredited investors and who received at least thirty-six shares of Globalstar Common Stock as a result of the Old Globalstar bankruptcy will be provided an opportunity to participate in this financing. As of December 31, 2006, Thermo Funding Company had purchased 2,927,840 shares of Common Stock for an aggregate purchase price of $47.3 million. See Note 19.

On April 24, 2006, the Company entered into a credit agreement providing for $200.0 million in the form of a five-year $150.0 million term loan and a four-year $50.0 million revolving credit facility with Wachovia Investment Holdings, LLC, as administrative agent. The term loan, which was not funded, was amended and restated on August 16, 2006.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29, 2006 and October 26, 2006. The amended and restated credit agreement provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009, but only if the Company has received aggregate net cash proceeds of $200.0 million from sales, after April 24, 2006, of the Company’s Common Stock (including sales pursuant to the irrevocable standby stock purchase agreement) prior to the draw date and if, after giving effect to the delayed draw term loan and thereafter at the end of each quarter while the delayed draw term loan is outstanding, the Company’s consolidated senior secured leverage ratio does not exceed 3.5 to 1.0. In addition to the $50.0 million revolving credit facility and $100.0 million delayed draw term loan facilities, the amended and restated credit agreement permits the Company to incur additional term loans on an equally and ratably secured, pari passu basis in an aggregate amount of up to $150.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of the delayed draw term loan described above resulting from sales of common stock or any additional term loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by the Company and the administrative agent. The Company has not received any commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists, if the Company is in compliance with all of the financial covenants of the credit agreement, and if, after giving effect thereto, the Company’s consolidated total leverage ratio does not exceed 5.5 to 1.0.

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011. Revolving credit loans will bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%. The delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated and the revolving credit facility has an annual commitment fee of 0.5% on the undrawn balance. Commitment fees incurred during 2006 were $1.0 million. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, the Company entered into a five-year interest rate swap agreement (see Note 18). The loans may be prepaid without penalty at any time. The Company’s indebtedness under the agreement is guaranteed by its principal domestic subsidiaries and is secured by a first lien on its and their property. The agreement contains covenants limiting the Company’s ability to dispose of assets, change its business, merge, make acquisitions, incur indebtedness or liens, pay dividends, make investments or engage in certain transactions with its affiliates. Additionally, the agreement contains covenants requiring Globalstar to maintain certain financial and operating covenants and restricting capital expenditures. The Company was in compliance with all related covenants at December 31, 2006.

As of December 31, 2006, there were no drawings under the $50.0 million revolving credit facility. As of December 31, 2006, the undrawn amounts on the revolving credit facility and delayed draw term loan facility were $50.0 million and $100.0 million, respectively. For the year ended December 31, 2006, the weighted average annualized interest rate on the outstanding revolving credit loans was 10.63%.

11.          PENSIONS AND OTHER EMPLOYEE BENEFITS

Pensions

Until June 1, 2004, substantially all Old and New Globalstar employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral (the “Loral Plan”), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan as of October 23, 2003. Prior to October 23, 2003, benefits for the Loral Plan were generally based upon contributions, length of service with the Company and age of the participant. On June 1, 2004, the assets and frozen pension obligations of the Globalstar Segment of the Loral Plan were transferred into a new Globalstar Retirement Plan (the “Globalstar Plan”). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. Globalstar’s funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations.

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan for the years ended December 31, were as follows (in thousands):

	2004	2005	2006
Interest cost	$696	$734	$735
Expected return on plan assets	(665)	(599)	(697)
Actuarial loss, net	—	52	91
Net periodic benefit cost	$31	$187	$129

As of the measurement date (December 31), the status of the Company’s defined benefit pension plan was as follows (in thousands):

	2005	2006
Benefit obligation, beginning of year	$12,310	$13,665
Interest cost	734	735
Actuarial gain (loss)	1,283	(326)
Benefits paid	(662)	(708)
Benefit obligation, end of year	$13,665	$13,366
Fair value of plan assets, beginning of year	$7,991	$8,530
Actual return on plan assets	474	884
Employer contributions	727	2,138
Benefits paid	(662)	(708)
Fair value of plan assets, end of year	$8,530	$10,844
Funded status, end of year	$(5,135)	$(2,522)
Unrecognized net actuarial loss	2,590	1,985
Net amount recognized	$(2,545)	$(537)
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(5,135)	$(2,522)
Accumulated other comprehensive loss	2,590	1,985
Net amount recognized	$(2,545)	$(537)

At December 31, 2006, the fair value of plan assets less benefit obligation was recognized as current and non-current liability on the Company’s balance sheet in the amount of $0.4 million and $2.1 million.

The assumptions used to determine the benefit obligations at December 31 were as follows:

	2005	2006
Discount rate	5.50%	5.75%
Rate of compensation increase	N/A	N/A

The principal actuarial assumptions to determine net period benefit cost for the years ended December 31 were as follows:

	2004	2005	2006
Discount rate	6.25%	5.75%	5.50%
Expected rate of return on plan assets	8.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A

The assumptions, investment policies and strategies for the Globalstar Plan are determined by the Globalstar Plan Committee. Prior to June 1, 2004, the assumptions, investment policies and strategies for the Globalstar segment of the Loral Plan were determined by the Loral Plan Committee. The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk.

The defined benefit pension plan asset allocation as of the measurement date (December 31) and the target asset allocation, presented as a percentage of total plan assets were as follows:

	2005	2006	Target Allocation
Debt securities	46%	45%	35%-50%
Equity securities	52%	54%	50%-60%
Other investments	2%	1%	0%-5%
Total	100%	100%

The benefit payments to retirees are expected to be paid as follows (in thousands):

Years Ending December 31,
2007	$728
2008	738
2009	752
2010	766
2011	797
2012-2016	$4,117

For the years ended December 31, 2005 and 2006, the Company contributed $727,000 and $2,138,000, respectively, to the Globalstar Plan. The Company expects to contribute a total of approximately $443,000 to the Globalstar Plan in 2007. Due to delays in the transition of the Loral Plan to the Globalstar Plan and the payment schedules under applicable pension laws, some amounts related to 2006 obligations are being paid during 2007.

Other Benefits

Old Globalstar reimbursed Loral for the cost of Old Globalstar retirees’ participation in the Loral retiree medical plan through May 2004. Old Globalstar withheld $63,000 claimed as due in a dispute with Loral over the pension plan. New Globalstar has not assumed liabilities related to the Loral retiree medical plan. Old Globalstar’s liabilities related to the Loral retiree medical plan have been included in the liabilities subject to compromise. Subsequent to May 2004, New Globalstar did not bear any cost associated with the participation of Old Globalstar’s retirees in the Loral retiree medical plan.

New Globalstar has not maintained its own plan to provide medical benefits for its retirees, although some Old Globalstar retirees have continued to be covered under the Loral Retiree Medical Plan sponsored by Loral. Retirees of Old Globalstar participate in an Employee Term Life Insurance Plan that is maintained by New Globalstar. Furthermore, New Globalstar reserves the right to terminate its employee or retiree benefit programs at any time and, accordingly, has not obligated itself to provide any such benefits for any specified period of time.

Eligible retirees of New Globalstar participating in the Loral Supplemental Executive Retirement Plan will remain in such plan. New Globalstar will not offer a comparable plan to these former employees of Old Globalstar. New Globalstar does not bear any cost related to the participation of certain Old Globalstar employees in the Loral Supplemental Executive Retirement Plan.

Other Employee Plans

The Company has established various other employee benefit plans which include an employee incentive program and other employee/management incentive compensation plans. The employee/management compensation plans are based upon annual performance measures and other criteria. The total expenses related to these plans for the years ended December 31, 2004, 2005 and 2006 were $0.9 million, $2.0 million and $2.5 million, respectively.

On August 1, 2001, Old Globalstar adopted a defined contribution employee savings plan, or “401(k),” which provided that Old Globalstar would match the contributions of participating employees up to a designated level. Prior to August 1, 2001, Old Globalstar’s employees participated in the Loral 401(k) plan. This plan was continued by New Globalstar. Under this plan, the matching contributions were approximately $237,000, $112,000 and $242,000 for 2004, 2005 and 2006, respectively.

12.          TAXES

Prior to January 1, 2006, the Company and its U.S. operating subsidiaries were treated as partnerships for U.S. tax purposes. Generally, taxable income or loss, deductions and credits of the partnership were passed through to its partners. The Company does have significant foreign corporate subsidiaries that are taxable in their respective countries. There is also foreign withholding tax that is withheld on various income payments made to the Company.

Effective January 1, 2006, the Company elected to be taxed as a C corporation in the United States. Under SFAS No. 109, when an enterprise changes its tax status from non-taxable to taxable, the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, the Company recognized gross deferred tax assets of $204.2 million and gross deferred tax liabilities of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors including the expected level of future taxable income and available tax planning strategies. Accordingly, the Company also determined that it was more likely than not that it would not recognize the deferred tax assets; therefore, the Company established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million.

The foreign subsidiaries have traditionally had large deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical financial results, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since the purchase of the Canadian entities and until December 31, 2004, the Company maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets, if any, to existing taxable temporary differences.

Based upon the Canadian subsidiaries’ results of operations since December 31, 2001, and their expected profitability in 2005, the Company concluded, effective December 31, 2004, that it was more likely than not that approximately $4.8 million of its net deferred tax assets would be realized. As a result, in accordance with SFAS No. 109, this amount of the valuation allowance applied to such net deferred tax assets was reversed in the fourth quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the fourth quarter of 2004 totaling $4.8 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the ongoing Canadian operation in 2005. At December 31, 2004, the Company’s valuation allowance of approximately $5.9 million represented management’s estimate at that time of net operating loss carryforwards both in the Canadian subsidiaries and other foreign subsidiaries which management did not believe were more likely than not to be utilized before the losses would expire unused.

Based upon the Canadian subsidiaries’ results of operations for the year ended December 31, 2005 and their expected profitability in 2006, the Company concluded that it was more likely than not that all of the remaining Canadian net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, the valuation allowance applied to such net deferred tax assets was reversed in the third quarter of 2005. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the third quarter of 2005 totaling $4.2 million. The Company also recorded a deferred tax expense of $6.6 million related to the reversal of certain temporary differences, resulting in a net deferred tax expense of approximately $2.4 million.

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2004	2005	2006
Current:
Federal tax (benefit)	$—	$—	$—
State tax	15	74	102
Foreign tax	448	6	4,045
Total	463	80	4,147
Deferred:
Federal and state tax (benefit)	—	—	(20,039)
Foreign tax (benefit)	(4,777)	2,422	1,821
Total	(4,777)	2,422	(18,218)
Income tax expense (benefit)	$(4,314)	$2,502	$(14,071)

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2004	2005	2006
U.S. income (loss)	$(11,688)	$12,736	$5,120
Foreign income (loss)	7,744	8,485	4,432
Total income (loss) before income taxes	$(3,944)	$21,221	$9,552

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2005	2006
Federal and foreign net operating loss and credit carryforwards	$5,833	$42,129
Property and equipment	177	156,548
Accruals and reserves	343	10,408
Basis in subsidiaries	1,222	—
Gross deferred tax assets	7,575	209,085
Valuation allowance	(5,177)	(188,827)
Net deferred income tax assets	$2,398	$20,258

As of December 31, 2006, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $90.0 million and $39.0 million, respectively. The net operating loss carryforwards expire on various dates beginning in 2009 and some of which do not expire.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Provision at U.S. statutory rate of 35%	$(1,381)	$7,427	$3,344
Nontaxable partnership interest	4,042	(4,561)	—
State income taxes, net of federal benefit	15	74	461
Incorporation of U.S. company	—	—	(21,378)
Change in valuation allowance and utilization of deferred tax assets	(4,777)	(2,326)	1,304
Effect of foreign income tax at various rates	(2,460)	1,669	1,588
Other	247	219	610
Total	$(4,314)	$2,502	$(14,071)

The change in the valuation allowance during the years ended December 31, 2004, 2005, and 2006 was $(16.5) million, $(0.7) million, and $183.7 million, respectively. The Company has not provided for United States income taxes and foreign withholding taxes on approximately $10.0 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

13.          GEOGRAPHIC INFORMATION

The revenue by geographic location is presented net of eliminations for intercompany sales, and is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Service:
United States	$24,623	$37,254	$46,417
Canada	24,328	32,819	32,820
Europe	5,173	5,648	5,891
Central and South America	2,266	3,221	3,934
Others	1,537	2,530	2,975
Total service revenue	57,927	81,472	92,037
Subscriber equipment:
United States	14,470	24,715	22,764
Canada	10,040	12,730	8,031
Europe	1,931	4,371	4,802
Central and South America	—	1,395	4,210
Others	—	2,464	4,827
Total subscriber equipment revenue	26,441	45,675	44,634
Total revenue	$84,368	$127,147	$136,671

The long-lived assets (property and equipment) by geographic location are as follows (in thousands):

	December 31,
	2005	2006
Long-lived assets:
United States	$18,187	$128,319
Canada	561	920
Europe	958	779
Central and South America	1,353	6,557
Others	201	147
Total long-lived assets	$21,260	$136,722

14.          OTHER RELATED PARTY TRANSACTIONS

Old Globalstar had a number of transactions with QUALCOMM, Loral and other affiliates. Such transactions were negotiated on an arms-length basis and Old Globalstar believed that the arrangements were no less favorable to Old Globalstar than could be obtained from unaffiliated parties. QUALCOMM and Loral’s ownership interest in New Globalstar was substantially diluted upon closing of the Thermo Transaction and subsequent settlement transactions. As of December 31, 2006, Loral’s ownership interest in New Globalstar was less than 2% and QUALCOMM’s ownership interest was approximately 5.7%.

Subsidiaries of Loral have formed joint ventures with partners, which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Mexico, and Russia. Founding service provider agreements were entered into with certain of Old Globalstar’s limited partners for specific countries. These agreements were rejected in Old Globalstar’s Chapter 11 Plan. The service providers continue to provide Globalstar service and several have negotiated new Satellite Services Agreements with Globalstar.

On July 9, 2004, Globalstar issued a purchase order to QUALCOMM under the terms of previously executed commercial agreements for 40,000 QUALCOMM GSP-1600 mobile phones at a price of $26.0 million. Consistent with the terms of the commercial agreements, Globalstar paid $6.5 million (25%) against this purchase order in 2004; the remaining 75% was due upon the delivery of each unit. Delivery of these units by QUALCOMM commenced in January 2005. The Company and QUALCOMM subsequently agreed to certain credits and discounts. As of December 31, 2005, the contract was 100% fulfilled. Also, under the terms of the commercial agreements, Globalstar has continued to place production orders with QUALCOMM for fixed user terminals, car kits and accessory items on an as required basis.

During 2005, Globalstar issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements to QUALCOMM that aggregate to a total commitment balance of approximately $158.5 million. Approximately $107.7 million of the $158.5 million consists of the new generation of phones and fixed user terminals, car kits and accessories which QUALCOMM began delivering in October 2006. The remaining $50.8 million consists of phones and accessories under the original commercial agreement and was 100% fulfilled as of December 31, 2006.

Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory. As of December 31, 2005 and 2006, total advances to QUALCOMM for inventory were $13.5 million and $15.3 million, respectively.

The total orders placed with QUALCOMM as of December 31, 2005 and 2006 were approximately $182.1 million and $186.7 million with an outstanding commitment balance of approximately $136.0 million and $86.7 million, respectively.

In September 2005, QUALCOMM entered into a buyback arrangement with Globalstar whereby Globalstar delivered several hundred GSP-1600 phones and contracted to provide service to QUALCOMM’s customers. Revenue recognized for equipment during 2005 under this arrangement was approximately $440,000 with a related cost of subscriber equipment of $314,000. Related service billings of $595,000 were recorded to deferred service revenue. Revenue from service billings are recognized based on actual usage.

Purchases from Affiliates

Total purchases from affiliates are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
QUALCOMM	$25,708	$49,310	$57,515
SS/L	—	—	13,916
Other affiliates	32	—	91
Total(1)	$25,740	$49,310	$71,522

(1)          All of these entities, except QUALCOMM, ceased to be considered affiliates as of April 2004.

Revenue from Affiliates

Total usage revenues from affiliates for the years ended December 31, 2004, 2005 and 2006 were $1.3 million, $1.2 million and $1.5 million, respectively. Total equipment revenue from affiliates for the years ended December 31, 2004 and 2005 and 2006 were $0.5 million, $4.2 million, $3.4 million, respectively.

15.          COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Obligations

Globalstar currently has several leases for facilities throughout the United States and around the world, including California, Florida, Washington D.C., Texas, Canada, Ireland, France, Venezuela, and Colombia. The leases expire on various dates through August 2015. The following table presents the future minimum lease payments (in thousands):

Years Ending December 31,
2007	$1,244
2008	868
2009	484
2010	146
2011	156
Thereafter	568
Total minimum lease payments	$3,466

Rent expense for the years ended December 31, 2004, 2005 and 2006 were approximately $2.1 million, $1.5 million and $1.4 million, respectively.

Contractual Obligations

The Company has purchase commitments with QUALCOMM, Alcatel, Starsem, Space Systems Loral and other venders totalling approximately $177.1 million, $232.8 million, $146.7 million, $119.9 million, $104.6 million and $191.5 million in 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

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

Advanced Metering and Technologies Inc. (“AMT”) filed with the Bankruptcy Court on April 24, 2003 a motion asking the Bankruptcy Court to reconsider its approval of the Loral Settlement. The Bankruptcy Court denied AMT’s motion for reconsideration on May 30, 2003, and thereafter on June 9, 2003, AMT filed a notice of appeal of the Bankruptcy Court’s order approving the Loral Settlement. Globalstar believes that AMT’s appeal is without merit and will ultimately be denied, although no assurance can be given in this regard or as to what relief, if any, might be granted if AMT were to be successful on appeal.

In December 2004, a female employee of Globalstar lodged a complaint of sexual harassment against a male employee. Both the complainant and the defendant filed Notices of Right to sue with the California Department of Fair Employment & Housing (“DFEH”). The Company, with the assistance of outside counsel, investigated and took certain remedial actions; however, the complainant declined to withdraw her DFEH notices. On June 2, 2005, the complainant filed a complaint against Globalstar and the male employee in Santa Clara County Superior Court seeking compensatory and punitive damages in an unspecified amount. Globalstar’s insurer, XL Specialty, notified Globalstar that the Company’s defense is covered by Globalstar’s employee practices insurance and assigned its counsel to defend the Company. The defendant male employee has joined in the defense. The policy had a $100,000 per claim retention amount, which the litigation had exceeded. On June 26, 2006, the litigation was settled by agreement among the plaintiff, the individual defendant, the Company and its insurer. The settlement amount was not material and was paid to the plaintiff on July 12, 2006.

On May 26, 2005, Loral filed a motion for an order in its Delaware bankruptcy case under Rule 2004 seeking to compel Globalstar and certain affiliates and individuals to produce documents and appear for oral examination. The matter involved Globalstar’s management of Government Services, L.L.C. (“GSLLC”), in which Loral held a 25 percent minority interest, and alleged breach of fiduciary duty by the directors of GSLLC. On October 17, 2006, Globalstar and Loral agreed to settle this litigation. Globalstar agreed to pay $0.5 million in cash to Loral to settle the litigation and to acquire from Loral its 25% interest in Globalstar’s 75% owned subsidiary, GSLLC. The Delaware court approved the settlement on November 22, 2006, and payment was made on December 4, 2006. Globalstar now owns 100% of GSLLC.

Arbitration

On January 13, 2006, Elsacom N.V. (“Elsacom”), an independent gateway operator whose territories include portions of Central and Eastern Europe and North Africa, served Globalstar with a notice of arbitration pursuant to a dispute resolution provision in its Satellite Services Agreement. The dispute stems from the Company’s decision in the fall of 2005 to realign coverage of the two gateways serving Western and Central Europe. On December 8, 2006, Globalstar and Elsacom agreed to settle this arbitration. Globalstar agreed to provide Elsacom service provider credits worth $760,000 on current receivables and future sales and each party undertook certain other non-financial obligations.

16.          INCORPORATION AND RECAPITALIZATION

In preparation for meeting its commitments to register Globalstar shares of Common Stock under the Securities Exchange Act of 1934, Globalstar elected to be taxed as a C corporation effective January 1, 2006. Effective March 17, 2006, Globalstar was converted from a limited liability company into a corporation under Delaware law. On that date, the Company’s 61,947,654 issued and outstanding membership units (adjusted for a subsequent six-for-one stock split) were automatically converted into a like number of shares of Common Stock, its limited liability company agreement was replaced by a certificate of incorporation and bylaws, and its name was changed to Globalstar, Inc. In connection with its conversion into a corporation, the Company established three classes of $0.0001 par value Common Stock, Series A (300,000,000 shares authorized); Series B (20,000,000 shares authorized); and Series C (480,000,000 shares authorized). All classes of Common Stock had identical rights and privileges except with respect to their rights to elect directors. Series A holders were entitled to elect two directors, Series B holders to elect one director, and Series C holders to elect up to five directors. Under the applicable Delaware statute, all assets and liabilities of the limited liability company became the property of and were deemed to be assumed by the corporation. On October 25, 2006, the Company amended and restated its certificate of incorporation to, among other things, create a single class of Common Stock and convert each share of the Company’s three series of Common Stock into one share of a single series of Common Stock. Immediately following the filing of the amended and restated certificate of incorporation, a six-for-one stock split (in the form of a five-shares-for-one-share stock dividend), which had been pre-approved by the Company’s board of directors, was effected. All references to shares of Common Stock and membership interests and their respective per-unit amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the effect of this stock split on a retroactive basis as if it had occurred on January 1, 2004. Except where otherwise expressly indicated, the information in these notes also gives effect to the conversion of the Company’s three series of Common Stock into a single series of Common Stock.

Pursuant to the operating agreement of Globalstar, in connection with its conversion to a Delaware corporation, Globalstar was obligated to distribute $685,848 to Thermo. This amount represents a deferred payment of interest that accrued from December 6, 2003 to April 14, 2004 on loans made by Thermo to Globalstar that were converted to equity on April 14, 2004. In connection with the negotiation of Globalstar’s credit agreement, Thermo agreed to defer receipt of this payment until the completion of the Company’s initial public offering. As permitted by its credit agreement, Globalstar distributed the $685,848 to Thermo on December 12, 2006.

On November 2, 2006, the Company completed its initial public offering and sold 7,500,000 shares of its Common Stock at $17.00 per share. The Company received cash proceeds, net of underwriting fees and other offering expenses, of approximately $116.6 million.

17.          EQUITY INCENTIVE PLAN

On December 31, 2006, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $1.2 million in 2006 with a total tax benefit $300,000 being recognized in 2006.

On July 12, 2006, the Company’s board of directors adopted and a majority of the Company’s stockholders approved the Globalstar, Inc. 2006 Equity Incentive Plan (“Equity Plan”), which became effective upon the registration of the Company’s Common Stock under the Securities Act of 1933 in November 2006. The purpose of the Equity Plan is to make available incentives that will assist the Company in attracting, retaining and motivating employees, directors and consultants whose contributions are essential to its success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares or performance units. The Equity Plan is administered by the Compensation Committee of the board of directors. On November 9, 2006, the Company registered under the Securities Act, 1,200,000 shares of its Common Stock for issuance under the Equity Plan and, on November 10, 2006, the Compensation Committee authorized restricted stock and restricted stock unit awards for an aggregate of approximately 295,000 shares of Common Stock to substantially all the Company’s employees.

As per the terms of the restricted stock awards and the restricted stock units, 25% of the shares granted vest on either December 12, 2006 or May 1, 2007 and the remainder will vest on November 10, 2009, subject to certain acceleration clauses upon satisfactory completion of Company wide goals. A pre-tax non-cash stock-based compensation expense of $1.2 million was recognized in 2006 and $3.2 million is expected to be amortized over the shares’ remaining three-year vesting period. The total income tax benefit recognized in the year ended December 31, 2006 for these restricted stock awards and restricted stock units was $300,000. The fair value of these grants was measured based upon the market price of the underlying Common Stock at the date of grant.

A summary of the nonvested shares under the Company’s restricted stock and restricted unit awards as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

Nonvested Restricted Stock Awards and Restricted Stock Units	Shares	Weighted- Average Grant- Date Fair Value Per Share
Outstanding at January 1, 2006	—	$0.00
Granted	294,532	15.00
Vested	(70,124)	15.00
Forfeited	(2,535)	15.00
Outstanding at December 31, 2006	221,873	$15.00

In January 2005, the Company promised one of its board members an option to purchase up to 120,000 shares at a price of approximately $2.67 per share (as adjusted for a six-for-one stock split). This option vested fully in March 2006. The grant date intrinsic value and fair value of this award was approximately nil and $40,000, respectively. The intrinsic value at December 31, 2006 was approximately $1.3 million. There have been no other stock option grants in 2004, 2005 and 2006.

18.          INTEREST RATE DERIVATIVE

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 10), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. As of December 31, 2006, the fair value of the interest rate swap agreement was $2.7 million which is reflected in the Company’s Consolidated Balance Sheet in “Other non-current liabilities.” The change in fair value for the year ended December 31, 2006, of approximately $2.7 million, was charged to “Interest rate derivative loss” in the accompanying Consolidated Statement of Operations.

19.          OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2005	2006
Accumulated minimum pension liability adjustment	$(2,590)	$(2,066)
Accumulated net foreign currency translation adjustment	706	900
Total accumulated other comprehensive income loss	$(1,884)	$(1,166)

20.          SUBSEQUENT EVENTS

Consistent with its prior purchases, on February 5, 2007, Thermo Funding Company elected to make a further investment in the Company by purchasing an additional 1.5 million shares of the Company’s

Common Stock at a price of $16.17 per share (an aggregate of $24.3 million) pursuant to its irrevocable standby stock purchase agreement.

As previously disclosed in the Company’s public filings, a number of its satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna reduces the quality of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. The root cause of the degradation in performance of the amplifiers is unknown, although the Company believes it may result from irradiation of the satellites in orbit.

The S-band antenna amplifier degradation does not affect adversely the Company’s one-way “Simplex” data transmission services, which utilize only the L-band uplink from a subscriber’s “Simplex” terminal to the satellites.

To date, the Company has managed the degradation of the S-band antenna amplifiers in various technical ways, as well as by moving unimpaired satellites to key orbital positions. To maintain the highest possible capacity and best possible quality of service in light of this problem and to prepare for the integration of the eight satellites to be launched in 2007, on February 2, 2007, the Company completed the reconfiguration of its satellite constellation to combine two different “Walker” configurations, which continue to operate as a single constellation of 40 satellites plus in-orbit spares. When launched, the eight satellites will be utilized to replenish the constellation over time as necessary until the second generation satellites are available for service, which the Company currently projects will be launched in late 2009.

In early 2006, the Company undertook a comprehensive third party review of this problem and the likely impact of the degradation of performance of these amplifiers in individual satellites on the performance of the constellation as a whole. At that time, based in part on the third-party report, the Company concluded that, although there was risk, with the addition of the eight spare satellites in 2007, the constellation would continue to provide commercially viable two-way communication services until the next generation satellites begin to be launched  in 2009. Based on data recently collected from satellite operations, the Company has concluded that the degradation of the two-way communication service is now occurring at a rate that is faster than previously experienced and faster than the Company had previously anticipated. In response, the Company, in consultation with outside experts, has implemented innovative methods, and plans to continue to implement additional corrective measures, to attempt to ameliorate this problem, including modifying the configuration of its constellation as described above, and thereby extend the life of the two-way communication capacity of the constellation. Nonetheless, to date the Company has been unable to correct the amplifier problem and may be unable to do so.

Based on its most recent analysis, the Company now believes that, if the degradation of the two-way communication service due to the S-band antenna amplifiers problem continues at the current rate or further accelerates, and if the Company is unsuccessful in developing additional technical solutions, the quality of two-way communications services will decline, and by some time in 2008 substantially all of the Company’s currently in-orbit satellites will cease to be able to support two-way communications services. As the number of in-orbit satellites (but not the eight satellites scheduled to be launched in 2007) with properly functioning S-band antenna decreases, despite a successful launch and optimized placement in orbit of the eight spare satellites in 2007, increasingly larger coverage gaps will recur over areas in which the Company currently provides two-way communication services. Subscriber service will continue to be available, but at certain times in any given location it will take substantially longer to establish calls and the average duration of calls may be impacted adversely.

The Company is working on plans, including new products and services and pricing programs, and exploring the feasibility of accelerating procurement and launch of its second-generation satellite constellation, to attempt to reduce the effects of this problem upon its customers and operations. The Company will be able to forecast the duration of service coverage at any particular location in its service area and intends to make this information available without charge to its service providers, including its wholly owned operating subsidiaries, so that they may work with their subscribers to reduce the impact of the degradation in service quality in their respective service areas. The Company is also reviewing its business plan in light of these developments.

On February 9, 13 and 21, 2007, three plaintiffs (Ladmen Partners, Israel Bollag and Margueritte Sherrard, respectively) filed purported class action lawsuits in the Southern District of New York against Globalstar, its chief executive officer and its chief financial officer. The actions allege that the Company’s Registration Statement related to its initial public offering in November 2006 contained material misstatements and omissions. The actions cited a drop in the trading price of the Company’s Common Stock that followed its filing, on February 5, 2007, of a current report of Form 8-K relating in part to changes in the condition of its satellite constellation. The actions seek recovery on behalf of a class of purchasers of Globalstar Common Stock who purchased shares in the initial public offering or traceable to that offering from November 2, 2006 through February 6, 2007. The Company intends to defend the matters vigorously.

21.          QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except per share amounts)
Total revenue	$30,342	$38,399	$38,695	$29,235
Net income (loss)	$22,486	$(834)	$2,701	$(730)
Basic earnings (loss) per common share	$0.36	$(0.01)	$0.04	$(0.01)
Diluted earnings (loss) per common share	$0.36	$(0.01)	$0.04	$(0.01)
Shares used in basic per share calculations	61,947,654	61,968,046	62,875,494	67,986,890
Shares used in diluted per share calculations	62,277,366	61,968,046	63,205,206	67,986,890

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(In thousands, except per share amounts)
Total revenue	$24,768	$25,557	$40,550	$36,272
Net income	$364	$2,492	$7,872	$7,991
Basic earnings per common share	$0.01	$0.04	$0.13	$0.13
Diluted earnings per common share	$0.01	$0.04	$0.13	$0.13
Shares used in basic per share calculations	61,855,668	61,855,668	61,855,668	61,855,668
Shares used in diluted per share calculations	61,955,874	61,955,874	61,955,874	61,955,874

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the

Securities Exchange Act of 1934 as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the material weakness and significant deficiency discussed below, our chief executive officer and chief financial officer concluded that as of December 31, 2006 our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Because the material weakness described below has not been fully remediated as of the filing date of this Report, management, including our chief executive officer and chief financial officer, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Report. Notwithstanding the material weakness, we believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2006.

In connection with its audit of our 2006 consolidated financial statements, our independent registered public accounting firm, Crowe Chizek and Company LLP, identified a material weakness in our processes, procedures and controls related to the preparation, analysis and review of financial information. The material weakness was a combination of significant deficiencies, including the timeliness of identifying, researching and resolving accounting issues, the sharing of information and knowledge within and outside our accounting department, and the lack of specific metrics or processes to act as early warning indicators of potential impairments, that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Crowe Chizek also identified a significant deficiency in our internal controls related to the revenue recognition process for annual service plans, which adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. Neither the material weakness nor the significant deficiency resulted in a change to the previously disclosed consolidated financial statements in this Report; however, these issues, if not resolved, could impact our financial statements in the future.

We intend to remediate this material weakness by hiring additional high-level accounting personnel and instituting additional procedures for interdepartmental communication and staff meetings. We intend to remediate this significant deficiency by adding more automated reporting capabilities in our billing software to reduce the use of manual processes. We do not expect the costs related to these remediations to be material.

The certifications of our chief executive officer and chief financial officer filed as Exhibits 31.1, 31.2 and 32.1 to this Report should be read in conjunction with the disclosures in this Item 9A.

(b) Changes in internal control over financial reporting.

As of December 31, 2006, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that except for the material weakness and significant deficiency described above there were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since the second half of 2006, we have invested significant resources to comprehensively document and analyze our system of internal control over financial reporting. We have identified areas requiring improvement, and we are in the process of designing enhanced processes and controls to address issues identified through this review. Areas of improvement include streamlining and standardizing our domestic and international billing and other processes, further limiting internal access to certain data systems and continuing to improve coordination and communication across business functions. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the annual period ending December 31, 2007, which may result in changes to our internal control over financial reporting.

Item 9B.               Other Information

On November 10, 2006, we granted restricted stock (restricted stock units for non-U.S. employees) to substantially all of our employees under a form of restricted stock notice and award agreement. The form of agreement is filed as Exhibit 10.22.

As described in our Current Report on Form 8-K filed on December 6, 2006, we were required under our second generation satellite constellation construction contract with Alcatel Alenia Space France (“Alcatel”) to enter into an escrow agreement with a commercial bank to secure our payment obligations under the contract and deposit the next two quarterly payments required by the contract. We entered into an escrow agreement with Alcatel and Société Générale, a French banking institution as escrow agent, on December 21, 2006 and deposited €40 million into the joint escrow account. Currently deposits to the escrow account are invested in tradable medium term notes and interest earned on such investments is calculated at the Euro Overnight Index Average calculated by the European Central Bank, but the investment options are subject to amendment upon agreement of the parties.

The escrow agent will deliver a quarterly balance report providing the balance of the escrow account as of the first business day of each quarter (the “reporting date”). If the balance at the reporting date or after a claim is lower than the required amount, we must deposit additional funds to meet the required amount within ten calendar days. If the balance at the reporting date exceeds the required amount, we may notify the escrow agent to pay the excess to Alcatel; such payments will be credited against amounts owed under the construction contract. Alcatel has the right to request payment out of the escrow account if we fail to pay amounts owed under the construction contract or when all or a portion of the escrowed funds will, when paid, constitute final payment of amounts owed to Alcatel under the construction contract. Any excess amounts after the final payment will be paid to us. To meet the quarterly deposit requirements, we will deposit an additional €19 million in October 2007, €20 million in January 2008, €5 million in July 2008, €11 million in October 2008, €21 million in January 2010 and €16 million in April 2010, assuming no appreciation or depreciation due to investments. Making the same assumption, we will be able to apply excess escrow amounts to the construction contract obligations as follows: €15 million in April 2008, €12 million in January 2009, €17 million in April 2009, €25 million in July 2009, €6 million in October 2009, €6 million in July 2010, €7 million in October 2010, €4 million in January 2011 and €14 million in July 2013.

We will pay the escrow agent €25,000 per year to serve as escrow agent. The escrow agreement contains standard escrow agreement provisions related to the indemnification and limitation of liability of the escrow agent, and the agreement will terminate upon the distribution of the escrow funds. The escrow agreement is filed as Exhibit 10.18.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Except for the information relating to our executive officers below, which is as of March 26, 2007, the information required by this item is incorporated by reference from the applicable information set forth in “Election of Directors,” “Information about the Board of Directors and its Committees,” and “Security Ownership of Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Requirements” which will be included in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and “Item 1. Business—Additional Information” in this Report.

James Monroe III has served as a director since December 2003 and as Chairman of the Board of Directors since the Reorganization in April 2004. He was elected Chief Executive Officer in January 2005. Since 1984, Mr. Monroe has been the majority owner of a diverse group of privately owned businesses that operate in the fields of telecommunications, real estate, power generation, industrial equipment distribution, financial services and leasing services and that are sometimes referred to collectively in this Report as “Thermo.” Thermo controls directly or indirectly Globalstar Holdings LLC, Globalstar Satellite, L.P., and Thermo Funding Company LLC.

Fuad Ahmad has served as Vice President and Chief Financial Officer of the company since June 2005. From June 1999 to May 2005, he served as Finance Director of Old Globalstar and the company, where he was involved in the initial fundraising activities related to building and launching the Globalstar system. He joined the company in June 1996 as Finance Manager. Prior to that time, he was employed by Transworld Telecommunications, Inc., a private equity financed firm engaged in acquiring telecommunications companies in the United States.

William F. Adler has served as Vice President—Legal and Regulatory Affairs of the company since April 2004 when he joined the company from Old Globalstar, where he served as Vice President—Legal & Regulatory Affairs from January 1996 to April 2004. Prior to joining Old Globalstar in 1996, Mr. Adler was a partner in a communications law firm located in Washington, D.C. and served in executive capacities at Pacific Telesis Group and the FCC.

Dennis C. Allen has served as Senior Vice President of Sales and Marketing since June 2004 when he joined the company from Xspedius Communications LLC, where he served as Executive Vice President of Sales from January 2003 to May 2004. Prior to joining Xspedius Communications, Mr. Allen served as Executive Vice President of Sales of a predecessor competitive local exchange company from January 2002 to December 2002. From May 1998 to December 2001, Mr. Allen served as Executive Vice President of Network Telephones, a competitive local telephone exchange providing voice and data products to small and medium sized businesses.

Steven Bell has served as Senior Vice President of International Sales, Marketing and Customer Care of the company since April 2004 and as General Manager of Globalstar Canada, a subsidiary of our company, since July 2003. From June 1999 to July 2003, Mr. Bell served as Director of Sales and Marketing of Globalstar Canada.

Megan L. Fitzgerald has served as Senior Vice President, Strategic Initiatives and Space Operations of the company since April 2004. From February 2002 to April 2004, Ms. Fitzgerald served as acting Senior Vice President, Operations and Engineering of Old Globalstar. Ms. Fitzgerald served as Senior Vice President, Operations of Old Globalstar from November 2000 to February 2002, as Senior Vice President, Space Operations of Old Globalstar from May 1999 to November 2000 and in various other capacities since June 1994.

Robert D. Miller has served as Senior Vice President of Engineering and Ground Operations of the company since April 2004. Mr. Miller joined the company from Unibill, Inc., a full service billing vendor for the telecommunications industry, where he served as Senior Vice President and Chief Technology Officer from May 2003 to April 2004. From September 2002 to May 2003, Mr. Miller served as Vice President of Integration & Quality Assurance of Xspedius Communications LLC. Mr. Miller served as Chief Technology Officer of Xspedius, LLC, a predecessor to Xspedius Communications, from September 2001 to September 2002, and as its Vice President of Advanced Services from August 1998 to September 2001.

Paul A. Monte has served as Vice President—Engineering and Product Development since September 2005. From 1997 to September 2005, he served the company and Old Globalstar as Director of Systems Engineering.

Anthony J. Navarra was a director from December 2003 until September 2004. He served as President of Old Globalstar and the company from September 1999 to December 2004 and has served as President, Global Operations of the company since January 2005. He has been a director of Iloop Mobile, Inc., a mobile application software company, since September 2005.

Richard S. Roberts has served as a Vice President and General Counsel of Thermo Development Inc. since June 2002. Prior to that he was a partner of Taft, Stettinius & Hollister LLP, a law firm located in Cincinnati, Ohio, for over 20 years. He has also served as Secretary of the company since the Reorganization in April 2004. Mr. Roberts is also a limited partner of Globalstar Satellite, L.P.

Mr. Navarra, Ms. Fitzgerald and Mr. Adler served as officers or directors of Old Globalstar and certain of its subsidiaries, both prior to and during their bankruptcy proceedings, and Mr. Navarra and Mr. Adler continue to serve as directors or executive officers of a subsidiary of Old Globalstar.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in “Compensation of Executive Officers” and “Compensation of Directors” which will be included in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” which will be included in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the applicable information set forth in “Other Information—Related Person Transactions” and “Information about the Board of Directors and its Committees” which will be included in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in “Other Information—Globalstar’s Independent Registered Accounting Firm” which will be included in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange.

PART IV

Item 15.                 Exhibits and Financial Statements Schedules.

(a)           The following documents are filed as part of this report:

(1)         Financial Statements and Reports of Independent Registered Public Accounting Firms

(2)         Financial Statement Schedules

All schedules are omitted because they are not required information or the required information is in the financial statements or notes thereto.

(3)         Exhibits

See exhibit list.

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Registration Statement on Form S-1, Amendment No. 5 filed October 27, 2006)
*3.2	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Quarterly Report on Form 10-Q filed December 18, 2006)
*10.1

Amended and Restated Credit Agreement dated as of August 16, 2006 among Globalstar, Inc., the lenders referred to therein, and Wachovia Investment Holdings, LLC, as Administrative Agent. (Exhibit 10.1 to Registration Statement on Form S-1, Amendment No. 1 filed August 29, 2006)

*10.2

Amendment dated as of September 29, 2006 to Amended and Restated Credit Agreement dated as of August 16, 2006. (Exhibit 10.16 to Registration Statement on Form S-1, Amendment No. 3 filed October 2, 2006)

*10.3

Second Amendment dated as of October 26, 2006 to Amended and Restated Credit Agreement dated as of August 16, 2006. (Exhibit 10.19 to Registration Statement on Form S-1, Amendment No. 5 filed October 27, 2006)

*10.4

Second Amended and Restated Irrevocable Standby Stock Purchase Agreement dated as of August 25, 2006 among Globalstar, Inc., Wachovia Investment Holdings, LLC and Thermo Funding Company LLC, as amended through October 13, 2006. (Exhibit 10.2 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)

*10.5

Escrow Agreement dated as of April 24, 2006 among Thermo Funding Company LLC, Globalstar, Inc., Wachovia Bank and UBS AG, New York Branch, as Escrow Agent. (Exhibit 10.3 to Registration Statement on Form S-1, Amendment No. 1 filed August 29, 2006)

*10.6+	Launch Services Agreement by and between Globalstar LLC and Starsem dated September 21, 2005. (Exhibit 10.5 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.7+

Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004. (Exhibit 10.6 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)

*10.8+	Amendment Number 1 to Satellite Products Supply Agreement dated as of May 25, 2005. (Exhibit 10.7 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.9+	Amendment Number 2 to Satellite Products Supply Agreement dated as of May 25, 2005. (Exhibit 10.8 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.10+	Amendment Number 3 to Satellite Products Supply Agreement dated as of September 30, 2005. (Exhibit 10.9 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.11

Asset Contribution Agreement by and among Globalstar, L.P., New Operating Globalstar LLC, Thermo Capital Partners LLC and certain of their affiliates dated as of December 5, 2003. (Exhibit 10.11 to Registration Statement on Form S-1, Amendment No. 1 filed August 29, 2006)

*10.12+

Agreement for Sale of Globalstar Satellite Mobile Phones entered into as of April 13, 2004 by and between QUALCOMM Incorporated and New Operating Globalstar LLC. (Exhibit 10.12 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)

*10.13+

First Amendment to Agreement for Sale of Globalstar Satellite Mobile Phones entered into as of October 5, 2004 by and between QUALCOMM Incorporated and Globalstar LLC. (Exhibit 10.13 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)

*10.14	Contract between Globalstar Canada Satellite Co. and Richardson Electronics, Ltd. dated April 17, 2006. (Exhibit 10.14 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.15

Master Agreement between Globalstar LLC and Space Systems/Loral, Inc. for Professional Services effective as of June 1, 2004. (Exhibit 10.15 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)

*10.16	Authorization to Proceed letter to Alcatel Alenia Space France dated October 4, 2006. (Exhibit 10.17 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.17+	Contract between Globalstar, Inc. and Alcatel Alenia Space France dated as of November 30, 2006. (Exhibit 10.1 to Quarterly Report on Form 10-Q filed December 18, 2006)
10.18+	Escrow Agreement between Globalstar, Inc., Alcatel Alenia Space France and Societe Generale dated December 21, 2006.
Executive Compensation Plans and Agreements
*10.19	Option Agreement with Peter J. Dalton. (Exhibit 10.18 to Registration Statement on Form S-1, Amendment No. 5 filed October 27, 2006)
*10.20+

Globalstar Companies Designated Executive Incentive Compensation Memorandum dated as of June 1, 2005, effective as of November 1, 2004. (Exhibit 10.10 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)

*10.21	Globalstar, Inc. 2006 Equity Incentive Plan. (Exhibit 10.4 to Registration Statement on Form S-1, Amendment No. 1 filed August 29, 2006)
10.22	Form of Notice of Grant and Restricted Stock Award Agreement for grants to employees, including executive officers, under the Globalstar, Inc. 2006 Equity Incentive Plan
21.1	Subsidiaries of Globalstar, Inc.
23.1	Consent of Crowe Chizek and Company LLP
23.2	Consent of GHP Horwath, P.C.
24.1	Power of Attorney (included in signature page)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certifications

 *                 Incorporated by reference.

+                Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions of the exhibit have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.
Date:	March 30, 2007	By:	/s/ JAMES MONROE III
James Monroe III
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Monroe III and Fuad Ahmad, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2007.

Signature	Title
/s/ JAMES MONROE III	Chairman of the Board, Chief Executive Officer and Director
James Monroe III	(Principal Executive Officer)
/s/ FUAD AHMAD	Vice President and Chief Financial Officer
Fuad Ahmad	(Principal Financial and Accounting Officer)
/s/ PETER J. DALTON	Director
Peter J. Dalton
/s/ KENNETH E. JONES	Director
Kenneth E. Jones
/s/ JAMES F. LYNCH	Director
James F. Lynch
/s/ RICHARD S. ROBERTS	Director
Richard S. Roberts