Form 10-Q
period 2007-03-31
Globalstar, Inc.
filed 2007-05-15
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒.        No  ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2007, there were 76,586,196 shares of $0.0001 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue:
Service revenue	$17,466	$20,694
Subscriber equipment sales	5,688	9,648
Total revenue	23,154	30,342
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,383	6,547
Cost of subscriber equipment sales	3,451	8,515
Marketing, general, and administrative	11,482	9,965
Depreciation and amortization	2,424	1,390
Total operating expenses	23,740	26,417
Operating income (loss)	(586)	3,925
Other income (expense):
Interest income	828	167
Interest expense	(311)	(20)
Interest rate derivative loss	(364)	—
Other	1,234	(337)
Total other income (expense)	1,387	(190)
Income before income taxes	801	3,735
Income tax expense (benefit)	357	(18,751)
Net income	$444	$22,486
Earnings per common share:
Basic	$0.01	$0.36
Diluted	0.01	0.36
Weighted-average shares outstanding:
Basic	73,651,548	61,947,654
Diluted	73,745,811	62,277,366

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,419	$43,698
Accounts receivable, net of allowance of $4,040 (2007) and $3,609 (2006)	16,887	19,543
Inventory	43,878	33,754
Advances for inventory	13,604	15,550
Deferred tax assets	1,487	1,495
Prepaid expenses and other current assets	2,459	2,512
Total current assets	97,734	116,552

Property and equipment:
Spare satellites and launch costs	91,949	87,813
Second-generation satellites	56,130	26,328
Globalstar System, net	13,711	15,576
Other property and equipment, net	7,115	7,005
	168,905	136,722

Other assets:
Restricted cash	53,879	52,581
Deferred tax assets	18,949	18,763
Other assets, net	7,224	7,083
Total assets	$346,691	$331,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$397	$285
Accounts payable	5,035	11,468
Accrued expenses	17,578	17,224
Payables to affiliates	3,041	6,019
Deferred revenue	24,110	24,720
Total current liabilities	50,161	59,716

Notes payable, net of current portion	305	417
Employee benefit obligations, net of current portion	1,935	2,079
Other non-current liabilities	4,139	3,843
Total non-current liabilities	6,379	6,339

Redeemable common stock; 259,845 and 347,451 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	3,700	4,949

Shareholders’ equity:
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized, issued and outstanding — none	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized, 74,161,865 shares issued and outstanding at March 31, 2007 and 72,544,543 shares issued and outstanding at December 31, 2006	7	7
Additional paid-in capital	265,050	238,919
Accumulated other comprehensive loss	(1,356)	(1,166)
Retained earnings	22,750	22,937
Total shareholders’ equity	286,451	260,697

Total liabilities and shareholders’ equity	$346,691	$331,701

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$444	$22,486
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	387	(18,761)
Depreciation and amortization	2,424	1,390
Interest rate derivative loss	364	—
Stock-based compensation expense	245	—
Loss (gain) on disposal of fixed assets	(138)	1
Provision for bad debts	792	290
Interest income on restricted cash	(469)	—
Contribution of services	87	36
Amortization of deferred financing costs	111	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,980	5,183
Inventory	(10,715)	(7,978)
Advances for inventory	1,958	(7,058)
Prepaid expenses and other current assets	64	656
Other assets	247	(337)
Accounts payable	(8,931)	(2,059)
Payables to affiliates	(2,955)	10,594
Accrued expenses and employee benefit obligations	(2,923)	(1,190)
Deferred revenue	(628)	1,082
Net cash from operating activities	(17,656)	4,335
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(29,482)	(1,582)
Property and equipment additions	(786)	(2,697)
Proceeds from sale of property and equipment	263	—
Payment for business acquisition	—	(191)
Net cash from investing activities	(30,005)	(4,470)
Cash flows from financing activities:
Proceeds from Thermo under the irrevocable standby stock purchase agreement	24,255	—
Proceeds from subscription receivable	—	13,000
Deferred financing cost payments	(500)	(163)
Net cash from financing activities	23,755	12,837
Effect of exchange rate changes on cash	(373)	91
Net increase (decrease) in cash and cash equivalents	(24,279)	12,793
Cash and cash equivalents, beginning of period	43,698	20,270
Cash and cash equivalents, end of period	$19,419	$33,063
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$282	$1
Income taxes	$50	$36
Supplemental disclosure of non-cash financing and investing activities:
Accrued launch costs and second-generation satellites costs	$4,422	$—
Distribution payable to member	$—	$686
Issuance of redeemable common stock in conjunction with acquisition	$—	$5,198
Conversion of redeemable common stock to common stock	$1,249	$—

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

Globalstar offers satellite services to commercial and recreational users in more than 120 countries around the world. The Company’s voice and data products include mobile and fixed satellite telephones, simplex and duplex satellite data modems and flexible service packages. Many land based and maritime industries benefit from Globalstar with increased productivity from remote areas beyond cellular and landline service. Globalstar’s customers include those in the following industries: oil and gas, government, mining, forestry, commercial fishing, utilities, military, transportation, heavy construction, emergency preparedness, and business continuity, as well as individual recreational users.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year or any future period. Globalstar’s results of operations are subject to seasonal usage changes. The months of April through October are typically peak months for service revenues and equipment sales. Government customers in North America tend to use Globalstar’s services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.   The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2006, but does not include all disclosures required by GAAP.

Globalstar operates in one segment, providing voice and data communication services via satellite. As a result, all segment-related financial information required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS No. 131, is included in the consolidated financial statements.

Other income (expense) includes foreign exchange transaction gains (losses) of $1.2 million and ($0.3) million for the three months ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 9 for the impact of the adoption on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Note 2: Basic and Diluted Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”), which requires companies to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Common Stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$444	73,651,548	$0.01	$22,486	61,947,654	$0.36
Effect of Dilutive Securities
Stock options to director	—	93,608		—	100,206
GAT acquisition	—	—		—	229,506
Unvested restricted stock	—	655		—	—
Diluted earnings per common share	$444	73,745,811	$0.01	$22,486	62,277,366	$0.36

Restricted stock awards and restricted stock units representing approximately 215,000 shares of Common Stock were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2007 as their inclusion would have been anti-dilutive.

Note 3: Globalstar Americas Telecommunications, LTD

Effective January 1, 2006, the Company consummated an agreement dated December 30, 2005 to purchase all of the issued and outstanding stock of the Globalstar Americas Holding (“GAH”), Globalstar Americas Telecommunications (“GAT”), and Astral Technologies Investment Limited (“Astral”), collectively, the “GA Companies.” The GA Companies owned assets, contract rights, and licenses necessary and sufficient to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize (collectively, the “Territory”). The Company believes the purchase of the GA Companies will further enhance Globalstar’s presence and coverage in Central America and consolidation efforts. The stipulated purchase price for the GA Companies is $5,250,500 payable substantially 100% in Globalstar Common Stock. Additionally, the Company had a $1.0 million receivable from GA Companies as of the acquisition date that was treated as a component to the total purchase price. At the time of closing of the purchase of the GA Companies, the selling stockholders received 91,986 membership units, which subsequently were converted into the same number of shares of Common Stock of the Company as a result of the Company’s conversion from a limited liability company to a corporation.

Under the terms of the acquisition agreement, the Company was obligated either to redeem the original stock issued to the selling stockholders in January 2006 for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of that stock multiplied by the 5-day average closing price of the Company stock for the period ending November 22, 2006. In accordance with a supplemental agreement dated December 21, 2006 with certain selling stockholders, the Company elected to make payment in Common Stock and issued 259,845 shares of additional Common Stock to certain selling stockholders. Under this supplemental agreement this stock was valued at approximately $3.7 million. However, it was not registered and therefore was not marketable. Accordingly, this supplemental agreement also provided that, in order to compensate the selling stockholders for the inability to sell these shares, every month the Company will pay interest on $3.7 million at the monthly New York prime rate until these shares become marketable, but not later than December 31, 2007. During the three months ended March 31, 2007, the related interest expense incurred was approximately $76,000.

The Company has the right to register, before December 22, 2007, the 259,845 shares of Common Stock delivered in December 2006. If it does so and the Company has met in full its obligation to pay interest on $3.7 million, the interest obligation ceases as of the date this registration statement becomes effective. The Company also has the right to register additional shares of sufficient value on the effective date of the registration statement and to pay the interest obligation in Common Stock. In addition, if the per share market value of the Company’s Common Stock on December 22, 2007 multiplied by 259,845 is less than $3.7 million minus the sum of interest payments made on the $3.7 million on or before December 28, 2007, the Company will be required to pay the shortfall to these selling stockholders. However, if the Company shall have also registered sufficient additional stock to pay the interest obligation and distributes it to the selling stockholders, they are obligated to accept the tender, return to the Company the interest previously paid in cash, and deem to be satisfied all obligations of the Company under the acquisition agreement and the supplemental agreement.

During December 2006, the Company  reached a settlement with the remaining selling stockholder and issued 15,109 shares of Common Stock to such stockholder. The 15,109 shares issued during December 2006 and the original 4,380 shares issued in January 2006 to this selling stockholder were not considered redeemable as of December 31, 2006.

In accordance with the supplemental agreement, on January 31, 2007, the remaining 87,606 shares of Common Stock associated with the original 91,986 shares distributed in January 2006, were not considered redeemable. As of March 31, 2007, 259,845 shares of redeemable Common Stock were outstanding.

Note 4: Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Globalstar System:
Space segment	$5,832	$5,832
Ground segment	21,008	21,033
Spare satellites and launch costs	91,949	87,813
Second-generation satellites	56,130	26,328
Construction in progress	143	16
Land	1,966	2,089
Leasehold improvements	1,512	1,477
Buildings	484	484
Furniture and office equipment	10,286	9,631
	189,310	154,703
Accumulated depreciation	(20,405)	(17,981)
	$168,905	$136,722

Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and launch costs, second-generation satellites and support equipment located in various countries around the world. On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price will be approximately €661.0 million (approximately $875.6 million at a weighted average conversion rate of €1.00 = $1.3247 at March 31, 2007) including approximately €146.8 million which may be paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.294. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At March 31, 2007, the funds held in escrow to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation were $53.9 million.

As of March 31, 2007 and December 31, 2006, capitalized interest included within spare and second-generation satellites and launch costs was $0.9 million. No interest was capitalized during the three months ended March 31, 2007. Depreciation expense for the three months ended March 31, 2007 and 2006 was $2.4 million and $1.3 million, respectively.

On March 27, 2007, the Company and Thales Alenia Space entered into an agreement dated March 22, 2007 for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.0 million at a conversion rate of €1.00 = $1.3335) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

Note 5: Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued compensation and benefits	$4,168	$5,757
Accrued professional fees	1,367	1,493
Accrued property and other taxes	3,661	3,176
Accrued commissions	354	610
Customer deposits	2,388	1,489
Employee benefit obligation—current portion	588	443
Warranty reserve	500	879
Commitment fees related to delayed draw term loan and revolving credit facility	569	731
Other accrued expenses	3,983	2,646
	$17,578	$17,224

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

	Three months ended
	March 31, 2007	March 31, 2006

Balance, at the beginning of period	$879	$977
Provision	(189)	439
Utilization	(190)	(300)
Balance, at the end of period	$500	$1,116

Note 6: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions and are comprised of the following (in thousands):

	March 31, 2007	December 31, 2006

QUALCOMM	$2,861	$5,847
Thermo Capital Partners	180	172
	$3,041	$6,019

Thermo incurs certain general and administrative expenses on behalf of the Company, which are reimbursed by the Company. For the three months ended March 31, 2007 and 2006, total expenses were approximately $0 and $25,000, respectively. For each of the three months ended March 31, 2007 and 2006, the Company also recorded $87,000 and $36,000, respectively, of expenses related to services provided by officers of Thermo which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

Note 7: Other Related Party Transactions

During 2005, Globalstar issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with QUALCOMM that aggregate to a total commitment balance of approximately $158.5 million. Approximately $107.7 million of the $158.5 million consists of a new generation of phones and fixed user terminals, car kits and accessories, which QUALCOMM began delivering in October 2006.  The remaining $50.8 million consists of phones and accessories under the original commercial agreement and was 100% fulfilled as of December 31, 2006.

Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 15% to 25% of the total order as advances for inventory. As of March 31, 2007 and December 31, 2006, total advances to QUALCOMM for inventory were $13.6 million, and $15.3 million, respectively. Under the new agreements, Globalstar did not receive any additional discounts from QUALCOMM. The total orders placed with QUALCOMM as of March 31, 2007 and December 31, 2006 were approximately $186.7 million, with outstanding commitment balances of approximately $76.3 million and $86.7 million, respectively.

Purchases from Affiliates

Total purchases from affiliates are as follows (in thousands):

	Three months ended
	March 31, 2007	March 31, 2006

QUALCOMM	$12,957	$22,887
Other affiliates	1,903	1,619
Total	$14,860	$24,506

Revenues from Affiliates

Total usage revenues from affiliates for the three months ended March 31, 2007 and 2006 were $165,000 and $327,000, respectively. Total equipment revenues from affiliates for the three months ended March 31, 2007 and 2006 were $25,000 and $728,000, respectively.

 Note 8: Pension and Other Employee Benefit Plans

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan were as follows (in thousands):

	Three months ended
	March 31, 2007	March 31, 2006

Interest cost	$190	$184
Expected return on plan assets	(200)	(174)
Actuarial loss, net	15	22
Net periodic benefit cost	$5	$32

Note 9: Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet  before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The application of FIN 48 resulted in a cumulative adjustment of $0.6 million which decreased retained earnings. This decrease was a result of an unrecognized tax benefit of approximately $72.5 million which was substantially offset by the application of a valuation allowance. The unrecognized tax benefit did not change significantly during the three months ended March 31, 2007. In addition, future changes in the unrecognized tax benefit may not have an impact on the effective tax rate due to the existence of the valuation allowances on most of the Company’s deferred tax assets.

Prior to January 1, 2006, the Company and its U.S. operating subsidiaries were treated as partnerships for U.S. tax purposes.  Generally, taxable income or loss, deductions and credits of the partnership were passed through to its partners. Effective January 1, 2006, the Company elected to be taxed as a C corporation in the United States.

The Company is not currently under audit by the Internal Revenue Service (“IRS”) or by any state jurisdiction in the United States. The Company’s corporate U.S. tax returns for 2006 remain subject to examination by tax authorities.  The U.S. partnership tax returns filed for years before 2006 remain subject to examination by the tax authorities.  As a partnership, the Company did not pay entity level taxes during the years before 2006; accordingly, the Company would not expect an examination of these years to expose the Company to additional significant liability or exposure. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. In the Company’s  international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2001 and subsequent years in most of the Company’s major international tax jurisdictions.

Prior to the Company’s adoption of FIN 48, its policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company has computed interest on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in its tax returns. Upon adoption of FIN 48, the Company has elected an accounting policy to also classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. As of January 1, 2007, the Company had recorded a liability of $0.6 million that included approximately $60,000 and $50,000 for the payment of interest and penalties, respectively.

Given that the Company is not currently under audit by the IRS in the United States or in any of its major international tax jurisdictions, the Company does not believe that it is likely that the amount of the unrecognized benefit with respect to certain of its unrecognized tax positions will significantly increase or decrease within the next 12 months.

The Company’s effective tax rate for the first quarter of 2007 was 45%. The effective tax rate may change due to shifts in domestic and international income and other factors.

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

The following are the components of comprehensive income (in thousands):

	Three months ended
	March 31, 2007	March 31, 2006
Net income	$444	$22,486
Other comprehensive income:
Foreign currency translation adjustments	(190)	515
Total comprehensive income	$254	$23,001

Note 11: Globalstar Financing Transaction

As required by the lender under the Company’s credit agreement discussed below, the Company executed an agreement with Thermo Funding Company LLC (“Thermo Funding Company”), an affiliate of Thermo, to provide Globalstar up to an additional $200.0 million of equity via an irrevocable standby stock purchase commitment. The irrevocable standby purchase commitment allows the Company to put up to 12,371,136 shares of its Common Stock to Thermo Funding Company at a predetermined price of approximately $16.17 per share when the Company requires additional liquidity or upon the occurrence of certain other specified events. Thermo Funding Company also may elect to purchase the shares at any time. Minority stockholders of Globalstar as of June 15, 2006 who are accredited investors and who received at least thirty-six shares of Globalstar Common Stock as a result of the Old Globalstar bankruptcy will be provided an opportunity to participate in this financing. On February 5, 2007, Thermo Funding Company purchased 1,500,000 shares of Common Stock for an aggregate purchase price of approximately $24.3 million. As of March 31, 2007, Thermo Funding Company had purchased 4,427,840 shares of Common Stock for an aggregate purchase price of $71.6 million. Thermo Funding Company purchased additional shares of Common Stock in April and May 2007. See Note 16 for details.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, L.L.C., as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29, 2006 and October 26, 2006. The amended and restated credit agreement provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009, but only if, after giving effect to the delayed draw term loan and thereafter at the end of each quarter while the delayed draw term loan is outstanding, the Company’s consolidated senior secured leverage ratio does not exceed 3.5 to 1.0. In addition to the $50.0 million revolving and $100.0 million delayed draw term loan facilities, the amended and restated credit agreement permits the Company to incur additional term loans on an equally and ratably secured, pari passu basis in an aggregate amount of up to $150.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of the delayed draw term loan described above resulting from sales of common stock or any additional term loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by the Company and the administrative agent. The Company has not received any commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists, if the Company is in compliance with all of the financial covenants of the credit agreement, and if, after giving effect thereto, the Company’s consolidated total leverage ratio does not exceed 5.5 to 1.0.

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011. Revolving credit loans will bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%. The delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated and the revolving credit facility has an annual commitment fee of 0.5% on the undrawn balance. Commitment fees incurred during the three months ended March 31, 2007 were $563,000. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, the Company entered into a five-year interest rate swap agreement (see Note 15). The loans may be prepaid without penalty at any time. The Company’s indebtedness under the agreement is guaranteed by its principal domestic subsidiaries and is secured by a first lien on its and their property. The agreement contains covenants limiting the Company’s ability to dispose of assets, change its business, merge, make acquisitions, incur indebtedness or liens, pay dividends, make investments or engage in certain transactions with its affiliates. Additionally, the agreement contains covenants requiring Globalstar to maintain certain financial and operating covenants and restricting capital expenditures. The Company was in compliance with all related covenants at March 31, 2007.

As of March 31, 2007, there were no drawings under the $50.0 million revolving credit facility. For the three months ended March 31, 2007, the weighted average annualized interest rate on the outstanding revolving credit loans was 0% because there was no outstanding debt during the period.

Note 12: Equity Incentive Plan

At March 31, 2007, the Company had two share-based compensation plans, which are described below. The compensation cost charged against income for those plans during the three months ended March 31, 2007, was $0.2 million, with a total tax benefit of less than $0.1 million, being recognized in the same period.

On July 12, 2006, the Company’s board of directors adopted and a majority of the Company’s stockholders approved the Globalstar, Inc. 2006 Equity Incentive Plan (“Equity Plan”), which became effective upon the registration of the Company’s Common Stock under the Securities Act of 1933 in November 2006. The purpose of the Equity Plan is to make available incentives that will assist the Company in attracting, retaining and motivating employees, directors and consultants whose contributions are essential to its success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares or performance units. The Equity Plan is administered by the Compensation Committee of the board of directors. On November 9, 2006, the Company registered under the Securities Act 1,200,000 shares of its Common Stock for issuance under the Equity Plan and, on November 10, 2006, the Compensation Committee authorized granting restricted stock and restricted stock unit awards for an aggregate of approximately 295,000 shares of Common Stock to substantially all the Company’s employees.

As per the terms of the restricted stock awards and the restricted stock units, 25% of the shares granted vest on either December 12, 2006 or May 1, 2007 and the remainder will vest on November 10, 2009, subject to certain acceleration clauses upon satisfactory completion of Company wide goals. A pre-tax non-cash stock-based compensation expense of $0.2 million was recognized in the three months ended March 31, 2007. The remaining $2.3 million is expected to be amortized over the shares’ remaining three-year vesting period. The total income tax benefit recognized during the three months ended March 31, 2007 for these restricted stock awards and restricted stock units was not significant. There was no corresponding stock-based compensation expense or a related tax benefit during the three months ended March 31, 2006. The fair value of these grants was measured based upon the market price of the underlying Common Stock at the date of grant.

Approximately 44,000 restricted stock awards and restricted stock units were granted during the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company’s board of directors approved an additional 600,000 shares of the Company’s Common Stock for issuance under the Equity Plan. These shares have not been registered under the Securities Act as of March 31, 2007.

In January 2005, the Company promised one of its board members an option to purchase up to 120,000 shares at a price of approximately $2.67 per share (as adjusted for a six-for-one stock split). This option vested fully in March 2006. The grant date intrinsic value and fair value of this award was approximately nil and $40,000, respectively. The intrinsic value at March 31, 2007 was approximately $952,000. There have been no other stock option grants.

Note 13: Litigation

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

On February 9, 13 and 21, 2007, three plaintiffs (Ladmen Partners, Israel Bollag and Margueritte Sherrard, respectively) filed purported class action lawsuits in the Southern District of New York against the Company, its chief executive officer and its chief financial officer. The actions allege that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The actions cited a drop in the trading price of the Company’s  Common Stock that followed its filing, on February 5, 2007, of a current report on Form 8-K relating in part to changes in the condition of its satellite constellation. The actions seek recovery on behalf of a class of purchasers of the Company’s Common Stock who purchased shares in the initial public offering or traceable to that offering from November 2, 2006 through February 6, 2007. All of the cases have been consolidated, and the Connecticut Laborer’s Pension Fund has been appointed lead plaintiff. The Company intends to defend the matters vigorously.

Note 14: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended
	March 31, 2007	March 31, 2006
Service:
United States	$9,047	$9,593
Canada	6,463	8,255
Europe	946	1,294
Central and South America	710	1,000
Others	300	552
Total service revenue	17,466	20,694
Subscriber equipment:
United States	3,149	2,599
Canada	1,444	2,789
Europe	842	1,494
Central and South America	216	933
Others	37	1,833
Total subscriber equipment revenue	5,688	9,648
Total revenue	$23,154	$30,342

Note 15: Interest Rate Derivative

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 11), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The fair value of the interest rate swap agreement was $3.1 million and $2.7 million at March 31, 2007 and December 31, 2006, respectively, which is reflected in the Company’s Consolidated Balance Sheet in “Other non-current liabilities.” The change in fair value for the three months ended March 31, 2007, of approximately $0.4 million, was charged to “Interest rate derivative loss” in the accompanying Consolidated Statement of Income.

Note 16: Subsequent Events

On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California.  The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because Globalstar did not perform according to its representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5 million but do not allege any particular actual damages incurred. The Company intends to answer the complaint at the proper time and to defend itself against the charges in the complaint.

On April 24, 2007, Mr. Jean-Pierre Barrette filed a Motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada.  Mr. Barrette asserts claims based on Quebec law related to his alleged problems with Globalstar Canada’s service.  The Company is evaluating the Motion and will respond to it in due course.

Consistent with its prior purchases, on April 26, 2007, Thermo Funding Company elected, pursuant to the irrevocable standby stock purchase agreement, to make a further investment in the Company by purchasing an additional 2,164,502 shares of the Company’s Common Stock at a price of $16.17 per share for an aggregate purchase price of $35.0 million with the payment made in two tranches. The first of these payments was made on April 30, 2007 in the amount of $25.0 million for 1,546,073 shares. The second payment was made on May 9, 2007 in the amount of $10.0 million for 618,429 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future operations, prospects, potential products, services, developments and business strategies.  These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” the negative of such terms or other comparable terminology.  Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this report regarding matters that are not historical facts, involve predictions. These and similar statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by the statements. Such risks and uncertainties include, among others, those listed in Part II, Item 1A “Risk Factors” of this Report and Part I, Item A of our Annual Report on Form 10-K for the year ended December 31, 2006.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

This “Management’s Discussion and Analysis of Financial Condition” should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition” and information included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Material Trends and Uncertainties.   Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: government, public safety and disaster relief; recreation and personal; maritime and fishing; natural resources, mining and forestry; oil and gas; construction; utilities; and transportation. Both our industry and our own subscriber base have been growing as a result of:

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

Nonetheless, we face a number of challenges and uncertainties, including:

•                  Constellation life and health. Our current satellite constellation is aging. We plan to launch four of our eight spare satellites during the second quarter of 2007 with the remaining four to be launched later in 2007. Assuming these launches are successful and we are able to mitigate the S-band anomaly described below, we expect that our current satellite constellation will provide a commercially acceptable quality of service through 2009, albeit with an increasing number of coverage gaps over areas in which we currently provide two-way communication services. A number of our satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna reduces the quality of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. Subscriber service will continue to be available, but at certain times in any given location it may take longer to establish calls and the average duration of calls may be impacted adversely. The root cause of the degradation in performance of the amplifiers is unknown, although we believe it may result from irradiation of the satellites in orbit caused by the space environment at the altitude that our satellites operate.

The S-band antenna amplifier degradation does not affect adversely our one-way “Simplex” data transmission services, which utilize only the L-band uplink from a subscriber’s “Simplex” terminal to the satellites.

To date, we have managed the degradation of the S-band antenna amplifiers in various technical ways, including moving unimpaired satellites to key orbital positions.

Based on our most recent analysis, we now believe that, if the degradation of the S-band antenna amplifiers continues at the current rate or further accelerates, and if we are unsuccessful in developing additional technical solutions, the quality of two-way communications services will decline, and by some time in 2008 substantially all of our satellites launched between 1998 and 2000, but not those satellites launched in 2007, will cease to be able to support two-way communications services. Simplex data service will not be affected.

We are working on plans, including new products and services and pricing programs, and exploring the feasibility of accelerating procurement and launch of our second-generation satellite constellation, to attempt to reduce the effects of this problem upon our customers and operations. See “Part I, Item 1A. Risk Factors—Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•                  Technological changes. It is difficult for us promptly to match major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 49% of our total assets at March 31, 2007 represented fixed assets. Although we believe our current technology and fixed assets are competitive with those of our competitors, and we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we are vulnerable to the successful introduction of superior technology by our competitors.

•                  Capital expenditures. Launching our eight spare satellites to augment our current constellation will cost approximately $120.0 million exclusive of capitalized interest and internal costs, of which $91.9 million (inclusive of $0.8 million of capitalized interest) had been paid or accrued by March 31, 2007. We plan to fund the balance of this cost from the sale of our common stock to Thermo Funding Company pursuant to its irrevocable standby stock purchase agreement described under “Liquidity and Capital Resources—Irrevocable Standby Stock Purchase

Agreement.” Procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost $1.0 to $1.2 billion, which we expect will be reflected in capital expenditures through 2014. On November 30, 2006, we entered into a €661.0 million, (approximately $875.6 million at a weighted average conversion rate of €1.00 = $1.3247 at March 31, 2007 including approximately €146.8 million which may be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294), contract with Thales Alenia Space for the construction of our second-generation constellation. On March 27, 2007, we entered into a €9.0 million (approximately $12.0 million at a conversion rate of €1.00 = $1.3335) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. See “Liquidity and Capital Resources—Contractual Obligations and Commitments.” We plan to fund approximately $400.0 million of the total $1.0 to $1.2 billion from the $116.6 million net proceeds of our initial public offering, the $150.0 million available through our credit agreement and the remaining proceeds from sales of our common stock under the irrevocable standby stock purchase agreement. We plan to fund the remaining cost of approximately $600.0 million to $800.0 million from cash generated by our business and by accessing capital markets through additional issuance of debt and equity securities. Our reliance on outside funding sources will increase and this funding may be difficult or expensive to obtain if our future revenues or profitability are substantially below our expectations whether as a result of the degradation of our constellation or for any other reason, or the conditions requiring Thermo Funding Company to purchase the stock do not occur, and Thermo Funding Company does not elect to purchase the stock during the term of the irrevocable standby stock purchase agreement. Additionally, because substantially all of these costs will be capitalized, the resulting increase in our non-cash depreciation expense could have a material adverse effect on our future results of operations.

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

•                  Fluctuations in interest and currency rates. Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs. A substantial portion of our revenue (39% for the three months ended March 31, 2007) is denominated in foreign currencies. In addition, the contract for the launch of our spare satellites and a substantial majority of our obligations under the contract for our second-generation constellation are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures.

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

Service Revenues.   We earn revenues primarily from the sale of satellite communications services to direct customers, resellers and independent gateway operators. These services include mobile and fixed voice and data services and asset tracking and monitoring services. We generated approximately 75% and 68% of our consolidated revenues from the sale of our satellite communication services for the three months ended March 31, 2007 and 2006, respectively.

Subscriber Equipment Sales Revenue.   We also sell related voice and data equipment to our customers. We generated approximately 25% and 32% of our consolidated revenues from subscriber equipment sales in the three months ended March 31, 2007 and 2006, respectively.

The table below sets forth amounts and percentages of our revenue by type of service and subscriber equipment sales for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Revenue	% of Total Rev	Revenue	% of Total Rev
Service Revenue:
Mobile	$14,017	60%	$15,542	52%
Fixed	1,564	7	1,878	6
Data	393	1	350	1
Simplex	430	2	328	1
IGO	916	4	1,902	6
Other(1)	146	1	694	2
Total Service Revenue	17,466	75	20,694	68

Subscriber Equipment Sales:
Mobile	2,846	13	3,287	11
Fixed	983	4	1,716	6
Data	294	1	413	1
Accessories/Misc	1,565	7	4,232	14
Total Subscriber Equipment Sales	5,688	25	9,648	32
Total Revenue	$23,154	100%	$30,342	100%

(1)             Includes Engineering Services and activation fees

Operating Income (Loss). Our operating income (loss) decreased from an operating income of $3.9 million for the three months ended March 31, 2006, to an operating loss of $0.6 million for the same period in 2007. The decrease related principally to lower service revenue as a result of degraded service our customers experienced during the three months ended March 31, 2007 compared to the same period last year.  This service degradation was the result of a constellation reconfiguration we were in the midst of completing in the first quarter of 2007 to accommodate inclusion of eight spare satellites that we plan to launch in 2007 and the S-band antenna amplifier problem described above. Lower usage also resulted in lower Average Revenue Per Unit (ARPU) on our monthly service plans. Moreover, in order to stimulate future demand for our services we began offering promotional pricing to certain wholesale customers, which resulted in lower service revenue for the quarter.  Subscriber Equipment Sales were lower than during the three months ended March 31, 2007 compared to the same period in 2006.  This was primarily due to the Independent Gateway Operators (IGO’s) making their equipment purchases during the fourth quarter of 2006 to take advantage of equipment discounts available to them during that period and consequently buying less equipment during the three months ended March 31, 2007.

Independent Gateway Acquisition Strategy

Currently, 16 of the gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway strategy to establish operations in multiple territories with reduced demands on its capital. In addition, for political or other reasons, there are territories in which it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

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

We introduced annual plans (sometimes called Liberty plans) in August 2004 and introduced broadly during the second quarter of 2005. These plans grew substantially in 2005 and 2006. These plans require users to pre-pay usage charges for the entire plan period, generally 12 months, which results in the deferral of certain of our revenues. Under our revenue recognition policy for annual plans, we defer revenue until the earlier of when the minutes are used or when these minutes expire. Any unused minutes are recognized as revenue at the expiration of a plan. Most of our customers have not used all the minutes that are available to them or have not used them at the pace anticipated, which, with the rapid acceptance of our annual plans, has caused us to defer increasingly large amounts of service revenue. At March 31, 2007 and December 31, 2006, our deferred revenue aggregated approximately $24.1 million and $24.7 million, respectively. We own and operate our satellite constellation and earn a portion of our revenues through the sale of airtime minutes on a wholesale basis to the independent gateway operators. Revenue from services provided to independent gateway operators is recognized based upon airtime minutes used by customers of independent gateway operators and contractual fee arrangements. Where collection is uncertain, revenue is recognized when cash payment is received.

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

Income Taxes

Until January 1, 2006, we were treated as a partnership for U.S. tax purposes. Generally, our taxable income or loss, deductions and credits were passed through to our members. We did have some corporate subsidiaries that required a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Effective January 1, 2006, we elected to be taxed as a C corporation in the United States. When an enterprise changes its tax status from non-taxable to taxable, under SFAS No. 109 the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, we recognized a gross deferred tax asset of $204.2 million and a gross deferred tax liability of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. We determined that it was more likely than not that we would not recognize the entire deferred tax asset; therefore, we established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million. We monitor the situation to ensure that, if and when we are more likely than not to be able to utilize more of the deferred tax asset, we will be able to reduce the valuation allowance accordingly. On  January  1,  2007,  the  Company  adopted  Financial  Accounting   Standards  Board  Interpretation No. 48 “Accounting for  Uncertainty   in  Income  Taxes”  (“FIN  48”). See Note 9 to our unaudited interim consolidated financial statements for the impact of this adoption on our financial statements.

Spare Satellites, Launch Costs and Second-Generation Satellites

Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to December 5, 2003, Old Globalstar recorded an impairment of these assets, and at December 5, 2003 they were carried at $0.9 million. All eight satellites have been completed and are being readied for launch. We plan to launch four of the eight spare satellites during the second quarter of 2007 with the remaining satellites expected to be launched later in 2007. Depreciation of these assets will not begin until the satellites are placed in service. As of March 31, 2007 and December 31, 2006, these assets were recorded at $91.9 million and $87.8 million, respectively. On November 30, 2006, we entered into a contract with Thales Alenia Space to construct 48 low-earth orbit satellites. The total contract price will be approximately €661.0 million (approximately $875.6 million at a weighted average conversion rate of €1.00 = $1.3247 at March 31, 2007 including approximately €146.8 million which may be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294). The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless we elect to accelerate delivery. As of March 31, 2007 and December 31, 2006, capitalized interest included within spare and second-generation satellites and launch costs was $0.9 million. On March 27, 2007, we entered into an agreement with Thales Alenia Space dated March 22, 2007 for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.0 million at a conversion rate of €1.00 = $1.3335) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009.

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

We account for our defined benefit pension and life insurance benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, (“SFAS 87”), SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”, (“SFAS 106”) and SFAS No. 158, “Employers’ Accounting Defined Benefit Pension and Other Postretirement Plans”, (“SFAS 158”) which require that amounts recognized in financial statements be determined on an actuarial basis. We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006 and this adoption did not have any impact on our results of operation. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We utilize the services of a third party to perform these actuarial calculations.

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

A significant element in determining our pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, our assumption for the expected return on plan assets was 7.5% for 2006.

The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. This is also true of changes to actuarial assumptions. As of December 31, 2006, we had net unrecognized pension actuarial losses of $2.0 million. These amounts represent potential future pension and postretirement expenses that would be amortized over average future service periods.

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

Stock-Based Compensation

Effective January 1, 2006, as a result of our initial public offering, we adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore have not restated our prior period results. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. At January 1, 2006, the option of one board member to purchase up to 120,000 shares of Common Stock at $2.67 per share was the only outstanding equity award. Compensation cost related to the remaining portion of this award for which the requisite service had not been rendered was insignificant. Therefore, the adoption of SFAS 123(R) did not have a significant impact on our financial position or results of operations.

Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006	% Change
Revenue:
Service revenue	$17,466	$20,694	(16)%
Subscriber equipment sales	5,688	9,648	(41)
Total revenue	23,154	30,342	(24)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,383	6,547	(3)
Cost of subscriber equipment sales	3,451	8,515	(59)
Marketing, general and administrative	11,482	9,965	15
Depreciation and amortization	2,424	1,390	74
Total operating expenses	23,740	26,417	(10)

Operating income (loss)	(586)	3,925	(115)

Other income (expense):
Interest income	828	167	396
Interest expense	(311)	(20)	1,455
Interest rate derivative loss	(364)	—	100
Other income (expense)	1,234	(337)	(466)
Total other income (expense)	1,387	(190)	(830)

Income before income taxes	801	3,735	(79)
Income tax expense (benefit)	357	(18,751)	(102)
Net income	$444	$22,486	(98)%

Revenue.  Total revenue decreased by $7.2 million, or approximately 24%, to $23.2 million for the three months ended March 31, 2007, from $30.3 million for the three months ended March 31, 2006.  This decrease can be attributed to lower service revenues as a result of degraded service from the constellation reconfiguration we were in the midst of completing in the first quarter of 2007 to accommodate the inclusion of eight spare satellites we plan to launch in 2007. Additionally, lower equipment sales to our Independent Gateway Operators (IGO’s) in the quarter ended March 31, 2007 compared to the same period last year further contributed to the decrease in our revenues.  Our IGO’s made their equipment purchases during the fourth quarter of 2006 to take advantage of equipment discounts available to them during that period and consequently purchased less equipment during the three months ended March 31, 2007.  As a result of degraded satellite performance, our retail ARPU during the three months ended March 31, 2007 decreased by 27% to $42.71 from $58.55 for the three months ended March 31, 2006.

Service Revenue. Service revenue decreased $3.2 million, or approximately 16%, to $17.5 million for the three months ended March 31, 2007, from $20.7 million for the three months ended March 31, 2006. Although our subscriber base grew 33% to approximately 272,000 over the twelve-month period from March 31, 2006 to March 31, 2007, we experienced decreased ARPU and lower usage from our existing subscribers.  The primary reason for this reduction was the degraded nature of our service in the first quarter of 2007.

Subscriber Equipment Sales. Subscriber equipment sales decreased by $3.9 million, or approximately 41%, to $5.7 million for the three months ended March 31, 2007, from $9.6 million for the three months ended March 31, 2006. The decrease was primarily due to lower equipment sales to our Independent Gateway Operators (IGO’s)  in the quarter ended March 31, 2007 compared to the same period last year.  Our IGO’s made their equipment purchases during the fourth quarter of 2006 to take advantage of equipment discounts available to them during that period and consequently bought less equipment during the three months ended March 31, 2007.

Operating Expenses. Total operating expenses decreased $2.7 million, or approximately 10%, to $23.7 million for the three months ended March 31, 2007, from $26.4 million for the three months ended March 31, 2006. This decrease was due primarily to lower cost of subscriber equipment consistent with lower equipment sales for the quarter ended March 31, 2007.

Cost of Services. Our cost of services for the three months ended March 31, 2007 and 2006 were $6.4 million and $6.5 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $5.1 million, or approximately 59%, to $3.5 million for the three months ended March 31, 2007, from $8.5 million for the three months ended March 31, 2006.  This decrease was due primarily to lower equipment sales and higher margin sales in the three months ended March 31, 2007 as compared to the same period in 2006.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $1.5 million, or approximately 15%, to $11.5 million for the three months ended March 31, 2007, from $10.0 million for the three months ended March 31, 2006. This increase was primarily due to higher professional fees related to operating as a public company and non-cash stock compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 74%, to $2.4 million for the three months ended March 31, 2007, from $1.4 million for the three months ended March 31, 2006. This increase was primarily due to the additional depreciation associated with our Alaska gateway which became operational in July 2006 and as a result of reducing the remaining useful life of our satellite system and related assets from 39 months to 27 months, beginning in the fourth quarter of 2006.

Operating Income (Loss).  Operating income (loss) decreased $4.5 million, or approximately 115%, to an operating loss of $0.6 million for the three months ended March 31, 2007, from operating income of $3.9 million for the three months ended March 31, 2006. The decrease was due to the lower service and subscriber equipment revenues and higher marketing, general and administrative expenses and higher depreciation expenses.

Interest Income. Interest income increased by $0.7 million for the three months ended March 31, 2007. This increase was due to increased cash balances on hand and higher yields on those balances.

Interest Expense. Interest expense increased by $0.3 million, to $0.3 million for the three months ended March 31, 2007 from less than $0.1 million for the three months ended March 31, 2006. This increase was due to commitment fees related to our revolving credit facility and amortization of deferred financing costs.

Interest Rate Derivative Loss. For the three months ended March 31, 2007, interest rate derivative loss consists of a $0.4 million loss due to a change in the fair value of our interest rate swap agreement. In July 2006, in connection with entering into our credit agreement, which provides for interest at a variable rate, we entered into a five-year interest rate swap agreement to minimize the risk of variability in our borrowing costs over the term of our credit agreement. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The interest rate swap agreement does not qualify for hedge accounting and the changes in its fair value are recorded as “Interest rate derivative gain (loss)” over the life of the agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other expense increased by $1.6 million for the three months ended March 31, 2007 as compared to the same period in 2006.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2007 was $0.4 million compared to an income tax benefit of $18.8 million during the same period in 2006. The change between periods was a result of a $21.4 million deferred tax benefit recorded on January 1, 2006 upon our election to be taxed as a C Corporation.

Net Income. Our net income decreased $22.0 million to $0.4 million for the three months ended March 31, 2007, from $22.5 million for the three months ended March 31, 2006. This was primarily due to lower revenue during the three months ended March 31 2007 and deferred tax benefit recognized during the same period in 2006.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Net cash from operating activities	$(17,656)	$4,335
Net cash from investing activities	(30,005)	(4,470)
Net cash from financing activities	23,755	12,837
Effect of exchange rate changes on cash	(373)	91
Net increase (decrease) in cash and cash equivalents	$(24,279)	$12,793

Our principal sources of liquidity are our credit agreement and the irrevocable standby stock purchase agreement discussed below, our existing cash and internally generated cash flow from operations.

Our principal short-term liquidity needs are to fund our working capital ($47.6 million at March 31, 2007, which our management believes is sufficient for our present requirements), to pay amounts due within six months for the launch of our eight spare satellites (approximately $26.7 million) and to make any initial payments to procure our second-generation satellite constellation, construct the Control Network Facility and upgrade our gateways and other ground facilities, in a total amount not yet determined, but which will include approximately $130.2 million and $6.7 million payable to Thales Alenia Space by March 2008 under the purchase contract for our second-generation satellites and the contract for construction of the Control Network Facility, respectively, and fulfill cash escrow requirements under the Thales Alenia Space contract approximating an additional $51.5 million through March 31, 2008. We expect to fund these requirements with cash on hand ($19.4 million at March 31, 2007), borrowings under our credit facility (of which the entire $100.0 million related to the delayed draw term loan and $50.0 million related to the revolving credit facility, was undrawn at March 31, 2007), and proceeds from the sale of our common stock to Thermo Funding Company (whose remaining commitment under the standby stock purchase agreement at March 31, 2007 was $128.4 million).

Our principal long-term liquidity needs are to fund our working capital, including any growth in working capital required by growth in our business, to pay the costs of procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities and to fund the cash requirements of our independent gateway operator acquisition strategy, in an amount not determinable at this time. We expect to fund our long-term capital needs with the proceeds from our initial public offering, the $100.0 million delayed draw term loan and the revolving credit facility under our credit agreement, the remaining funds available from sales of our common stock under Thermo Funding Company’s standby stock purchase agreement and cash flow generated from our operations.  To the extent additional funds are necessary to meet our long-term liquidity needs, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.  We have not obtained any commitment for such funds. See “Part I, Item 1A. Risk Factors—We may need additional capital to maintain our network and to pursue future growth opportunities. If we fail to obtain sufficient capital we will not be able to complete our business plan” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Net Cash from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2007 decreased to a cash outflow of $17.7 million from a cash inflow of $4.3 million for the three months ended March 31, 2006.  This decrease was a result of lower revenues and changes in operating assets and liabilities during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Net Cash from Investing Activities

Cash used in investing activities was $30.0 million for the three months ended March 31, 2007, compared to $4.5 million for the same period in 2006. This increase was the result of capital expenditures for the scheduled launch of our eight spare satellites in 2007 and construction expenses for our second-generation satellite constellation.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $11.0 million to $23.8 million from $12.8 million for the three months ended March 31, 2007 as compared to the same period in 2006.  The increase was the result of $24.3 million received from Thermo Funding Company for equity purchased pursuant to its irrevocable standby stock purchase agreement in the three months ended March 31, 2007 as compared to $13.0 million of subscription receivables received in the three months ended March 31, 2006.

Capital Expenditures

Our capital expenditures consist primarily of upgrading our satellite constellation and gateways and other ground facilities. In 2005, we began construction of a new gateway in Wasilla, Alaska to cover the Alaskan territory and part of the Bering Sea. The Alaska gateway went into operation in July 2006. This gateway cost $4.8 million (excluding $0.8 million for the purchase of real property). In 2005, we also commenced capital expenditures for the launch of our eight spare satellites. In 2006 and the three months ended March 31, 2007, we incurred $84.8 million and $4.1 million, respectively, related to the launch of our eight spare satellites. Total amount incurred related to the launch of our eight satellites as of March 31, 2007 was $91.9 million. The total expected cost for the launch of the spare satellites is approximately $120.0 million exclusive of capitalized interest and internal costs. In the fourth quarter of 2006, we entered into a contract for our second-generation satellite constellation in the amount of approximately $875.6 million at a weighted average conversion rate of €1.00 = $1.3247 at March 31, 2007, including approximately €146.8 million which may be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294, and have incurred approximately $56.0 million in related costs through March 31, 2007. We intend to use the proceeds from our initial public offering, cash flows from our operations, funding available from our credit agreement and available liquidity from Thermo Funding Company’s irrevocable standby stock purchase agreement, and to the extent necessary, additional indebtedness, additional equity financings or a combination of these potential sources, to fund our capital expenditures.

Cash Position and Indebtedness

As of March 31, 2007, our total cash and cash equivalents were $19.4 million and we had total indebtedness of $0.7 million, compared to total cash and cash equivalents and total indebtedness at March 31, 2006 of $33.1 million and $1.4 million, respectively.

Credit Agreement

On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006.  The amended and restated credit agreement provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility.  The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009, but only if, after giving effect to the delayed draw term loan and thereafter at the end of each quarter while the delayed draw term loan is outstanding, our consolidated senior secured leverage ratio does not exceed 3.5 to 1.0. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $150.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent.  We have chosen not to seek commitments for these additional term loans at this time. These additional term loans may be incurred only if no event of default then exists, if we are in pro-forma compliance with all of the financial covenants of the credit agreement, and if, after giving effect thereto, our consolidated total leverage ratio does not exceed 5.5 to 1.0.

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011.  Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%.  We had no borrowings under the revolving credit facility at March 31, 2007. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See “Note 15: Interest Rate Derivative” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. The loans may be prepaid without penalty at any time.

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

Pursuant to the agreement, Thermo Funding Company will be required to purchase shares of our Common Stock (in minimum amounts of $5.0 million) as may be necessary:

•       to enable us to comply with the minimum liquidity and forward fixed charge coverage ratio tests of our credit agreement; or

•       to cure a default in payment of regularly scheduled principal or interest under our credit agreement.

The agreement terminates on the earliest of December 31, 2011, our payment in full of all obligations under the credit agreement or Thermo Funding Company’s purchase of all of the stock subject to its obligations under the agreement. Thermo Funding Company may elect at any time to purchase any unpurchased stock. Thermo Funding Company purchased 4,427,840 shares of Common Stock for an aggregate purchase price of approximately $71.6 million prior to March 31, 2007. Consistent with its prior purchases, on April 26, 2007, Thermo Funding Company elected to make a further investment by purchasing an additional 2,164,502 shares of our Common Stock at a price of $16.17 per share for an aggregate purchase price of $35.0 million with the payment made in two tranches. The first of these payments was made on April 30, 2007 in the amount of $25.0 million for 1,546,073 shares. The second payment was made on May 9, 2007 in the amount of $10.0 million for 618,429 shares. We will not receive the entire remaining $93.4 million of proceeds of the sale of Common Stock subject to the irrevocable standby stock purchase agreement with Thermo Funding Company if the conditions requiring Thermo Funding Company to purchase the stock do not occur during the term of the agreement and Thermo Funding Company does not elect to purchase the stock voluntarily.

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

Contractual Obligations and Commitments

During 2004, 2005, 2006 and the three months ended March 31, 2007, we committed to purchase $187.6 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM.  At March 31, 2007, we had a remaining commitment to purchase $76.3 million of equipment from QUALCOMM.  We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories.  We expect to fund this remaining commitment from our working capital and funds generated by our operations.

On June 1, 2004, we entered into a master services agreement with Space Systems/Loral, Inc. providing for various services related to preparing our eight spare satellites for launch. At March 31, 2007, we had authorized Space Systems/Loral, Inc. to spend up to approximately $25.4 million related to this agreement and related task orders, and approximately $13.8 million of those charges had been incurred. The agreement renews annually for up to 10 years unless terminated earlier. We may terminate the agreement upon 30-days notice and any task order upon 10-days notice. Upon termination, we must pay for any costs related to services performed through termination and the 10-day transition period thereafter. Those costs may not exceed the amount previously authorized by us. We or Space Systems/Loral may terminate the agreement upon any uncured material breach of the terms of the agreement or any task order.

On September 19, 2005, we executed a contract with Starsem providing for Starsem to launch our eight spare satellites in two launches of four satellites each. Starsem, a French-Russian joint venture, is a leading provider of launch services utilizing highly reliable human-rated Soyuz launchers, with over 1700 successful missions to date and approximately 99% reliability rating. The contract also provides for a compatibility and feasibility study and certain post-launch services. As of March 31, 2007, we had incurred approximately $69.9 million in obligations to Starsem under the contract. We estimate that the total cost of completing, testing and launching our eight spare satellites (including launch insurance) will be approximately $120.0 million, including payments to Starsem.

Pursuant to a memorandum dated as of June 1, 2005, we agreed to provide supplemental incentive compensation to certain of our executive officers in the form of cash bonuses which, upon the fulfillment of certain conditions, may aggregate up to $30.0 million. In both 2005 and 2006, we accrued $1.6 million in compensation expense with respect to this plan. Approximately $3.2 million was paid to the executive officers in January 2007 pursuant to this plan. During the three months ended March 31, 2007, we had accrued approximately $1.0 million in compensation expense related to this plan.

On November 30, 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We will contract separately with other providers for launch services and launch insurance for the satellites. The total contract price will be approximately € 661.0 million, (approximately $875.6 million at a weighted average conversion rate of €1.00 = $1.3247 at March 31, 2007 including approximately €146.8 million which may be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294), subject to reduction by approximately € 28.0 million (approximately $37.1 million) if we elect to accelerate construction and delivery of the second batch of satellites. Of the € 661.0 million, approximately € 620.0 million ($821.3 million) will be paid for the design, development and manufacture of the satellites and approximately € 41.0 million ($54.3 million) will be paid for launch and mission support services. We are also obligated to pay Thales Alenia Space up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Thales Alenia Space’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. The approximately € 12.4 million ($16.0 million) paid by us to Thales Alenia Space pursuant to an Authorization to Proceed dated October 5, 2006, as amended, was credited against payments to be made by us under the contract. We have established and maintain an escrow account with a commercial bank to secure our payment obligations under the contract, with the amount of the escrow account being not less than the next two quarterly payments required by the contract. The initial escrow deposit was € 40.0 million. We and Thales Alenia Space entered into the escrow agreement on December 21, 2006. We obtained the consent of our lenders to establish the escrow account. Payments under the contract began in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless we elect to accelerate the delivery of the second batch of satellites. The contract requires Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless we elect to accelerate deliveries. If we elect to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010.

On March 27, 2007, we entered into an agreement with Thales Alenia Space dated March 22, 2007 for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.0 million at a conversion rate of €1.00 = $1.3335) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If we terminate the contract, we must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within sixty days of the due date, we will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling us to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

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

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments,” we have entered into a contract with Starsem to launch our eight spare satellites. We have also entered into two separate contracts with Thales Alenia Space to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services, and to construct the Satellite Operations Control Centers, Telemetry Command Units and In-Orbit Test Equipment for our second-generation satellite constellation. All payments under the Starsem contract, and a substantial majority of the payments under the Thales Alenia Space agreement, are denominated in Euros.

Our interest rate risk arises from our variable rate debt under our credit agreement, under which loans bear interest at a floating rate based on the U.S. prime rate or LIBOR. Assuming that we borrowed the entire $150.0 million in revolving and term debt available under our credit agreement, and without giving effect to the hedging arrangement described in the next sentence, a 1.0% change in interest rates would result in a change to interest expense of approximately $1.5 million annually. To hedge a portion of our interest rate risk, we have entered into a five-year interest rate swap agreement with respect to a $100.0 million notional amount at a fixed rate of 5.64%. See “Note 15: Interest Rate Derivative” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 4T. Controls and Procedures

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

Based on the material weakness and significant deficiency discussed below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Because the material weakness described below has not been fully remediated as of the filing date of this Report, management, including our chief executive officer and chief financial officer, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Report. Notwithstanding the material weakness, we believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three months ended March 31, 2007.

In connection with its audit of our 2006 consolidated financial statements, our independent registered public accounting firm, Crowe Chizek and Company LLP (“Crowe Chizek”), identified a material weakness in our processes, procedures and controls related to the preparation, analysis and review of financial information. The material weakness was a combination of significant deficiencies, including the timeliness of identifying, researching and resolving accounting issues, the sharing of information and knowledge within and outside our accounting department, and the lack of specific metrics or processes to act as early warning indicators of potential impairments, that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Crowe Chizek also identified a significant deficiency in our internal controls related to the revenue recognition process for annual service plans, which adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles so that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. Neither the material weakness nor the significant deficiency resulted in a change to the previously disclosed consolidated financial statements in this Report; however, these issues, if not resolved, could impact our financial statements in the future.

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

The certifications of our chief executive officer and chief financial officer filed as Exhibits 31.1, 31.2 and 32.1 to this Report should be read in conjunction with the disclosures in this Item 4T.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial conditions. We are involved in certain litigation matters as discussed elsewhere in this Report. For more detailed information on litigation matters outstanding please see “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K and Notes 13 and 16 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission (“SEC”), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. We do not believe there have been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. We advise you to review that report, which we filed on April 2, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding Company LLC, an affiliate of ours, pursuant to which the latter agreed to purchase up to 12,371,136 shares of Common Stock at a price of $16.17 per share. On February 5, 2007, Thermo Funding Company purchased 1,500,000 shares of common stock for $24.3 million. Thermo Funding Company had purchased 4,427,840 of such shares as of March 31, 2007 for an aggregate purchase price of $71.6 million. The standby stock purchase agreement was required by the lender as a condition to entering into our credit agreement. The sale of these shares was exempt from registration under Section 4(2) of the Securities Act.

On November 7, 2006, we completed the initial public offering of our Common Stock pursuant to a registration statement on Form S-1 (File No. 333-135809) declared effective by the Securities and Exchange Commission on November 1, 2006. The managing underwriters for the offering were Wachovia Securities and JP Morgan. Pursuant to the registration statement, we sold 7,500,000 shares of Common Stock at $17.00 per share for an aggregate offering of $127.5 million. After deducting underwriting discounts and commissions of approximately $8.9 million and other estimated offering costs of approximately $1.9 million, our net proceeds from the initial public offering were approximately $116.6 million. As of March 31, 2007, we have used $33.3 million to repay our revolving credit facility, which may be redrawn subsequently, and to make initial payments on our second-generation satellite contract and have distributed $685,848 to Thermo as required by our former operating agreement and permitted by our credit agreement. Of the remaining proceeds, $53.9 million has been placed in an escrow account to secure our payment obligations related to the contract with Thales Alenia Space for the construction of our second-generation constellation and $15.4 million has been invested in highly liquid short-term investments in accordance with our investment policy.

Item 6. Exhibits

Number	Description
10.1+	Contract between Globalstar, Inc. and Thales Alenia Space France (formerly known as Alcatel Alenia Space France) dated as of March 22, 2007.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

+                    Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omitted portions of the exhibit have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

	By:	/s/ JAMES MONROE III
Date: May 15, 2007		James Monroe III
Chairman and Chief Executive Officer

	By:	/s/ FUAD AHMAD
Date: May 15, 2007		Fuad Ahmad
Vice President and Chief Financial Officer