Form 10-Q
period 2007-06-30
Globalstar, Inc.
filed 2007-08-14
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-33117

GLOBALSTAR, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2007, there were 76,602,036 shares of $0.0001 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue:
Service revenue	$19,984	$21,508	$37,450	$42,202
Subscriber equipment sales	5,853	16,891	11,541	26,539
Total revenue	25,837	38,399	48,991	68,741
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,738	7,341	13,121	13,888
Cost of subscriber equipment sales	4,557	17,254	8,008	25,769
Marketing, general, and administrative	10,634	10,726	22,116	20,691
Depreciation and amortization	2,537	1,308	4,961	2,698
Impairment of assets	17,255	—	17,255	—
Total operating expenses	41,721	36,629	65,461	63,046
Operating income (loss)	(15,884)	1,770	(16,470)	5,695
Other income (expense):
Interest income	691	199	1,519	366
Interest expense	(385)	(88)	(696)	(108)
Interest rate derivative gain	1,910	—	1,546	—
Other	(187)	(1,423)	1,047	(1,760)
Total other income (expense)	2,029	(1,312)	3,416	(1,502)
Income (loss) before income taxes	(13,855)	458	(13,054)	4,193
Income tax expense (benefit)	(1,168)	1,292	(811)	(17,459)
Net income (loss)	$(12,687)	$(834)	$(12,243)	$21,652
Earnings (loss) per common share:
Basic	$(0.17)	$(0.01)	$(0.16)	$0.35
Diluted	(0.17)	(0.01)	(0.16)	0.35
Weighted-average shares outstanding:
Basic	75,656,992	61,968,046	74,660,368	61,957,906
Diluted	75,656,992	61,968,046	74,660,368	62,287,618

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,074	$43,698
Accounts receivable, net of allowance of $3,871 (2007) and $3,609 (2006)	16,410	19,543
Inventory	36,054	33,754
Advances for inventory	12,133	15,550
Deferred tax assets	2,445	1,495
Prepaid expenses and other current assets	2,814	2,512
Total current assets	79,930	116,552

Property and equipment:
Spare satellites and launch costs	111,139	87,813
Second-generation satellites	81,577	26,328
Globalstar System, net	11,834	15,576
Other property and equipment, net	7,943	7,005
	212,493	136,722

Other assets:
Restricted cash	54,817	52,581
Deferred tax assets	18,874	18,763
Other assets, net	7,510	7,083
Total assets	$373,624	$331,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$245	$285
Accounts payable	4,226	11,468
Accrued expenses	21,913	17,224
Payables to affiliates	3,105	6,019
Deferred revenue	24,126	24,720
Total current liabilities	53,615	59,716

Notes payable, net of current portion	237	417
Employee benefit obligations, net of current portion	1,762	2,079
Long Term Tax Payable	467	—
Other non-current liabilities	1,821	3,843
Total non-current liabilities	4,287	6,339

Redeemable common stock; 259,845 and 347,451 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3,700	4,949

Shareholders’ equity:
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized, issued and outstanding — none	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized, 76,331,413 shares issued and outstanding at June 30, 2007 and 72,544,543 shares issued and outstanding at December 31, 2006	7	7
Additional paid-in capital	300,625	238,919
Accumulated other comprehensive loss	1,327	(1,166)
Retained earnings	10,063	22,937
Total shareholders’ equity	312,022	260,697

Total liabilities and shareholders’ equity	$373,624	$331,701

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$(12,243)	$21,652
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(952)	(18,500)
Depreciation and amortization	4,961	2,698
Interest rate derivative (gain)	(1,546)	—
Stock-based compensation expense	724	—
Loss (gain) on disposal of fixed assets	(138)	1
Provision for bad debts	885	662
Interest income on restricted cash	(986)	—
Contribution of services	174	72
Impairment of assets	17,255	—
Amortization of deferred financing costs	221	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,901	(1,248)
Inventory	(17,879)	(7,841)
Advances for inventory	4,461	(5,504)
Prepaid expenses and other current assets	(246)	(326)
Other assets	303	(467)
Accounts payable	(8,497)	603
Payables to affiliates	(26)	3,988
Accrued expenses and employee benefit obligations	(3,661)	4,869
Other non-current liabilities	(623)	(2,093)
Deferred revenue	(1,559)	4,664
Net cash from operating activities	(16,471)	3,230
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(72,867)	(38,730)
Property and equipment additions	(1,756)	(3,750)
Proceeds from sale of property and equipment	268	—
Payment for business acquisition	—	(191)
Net cash from investing activities	(74,355)	(42,671)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	15,000
Proceeds from Thermo under the irrevocable standby stock purchase agreement	59,255	15,000
Proceeds from subscription receivable	—	13,000
Deferred financing cost payments	(1,011)	(2,881)
Net cash from financing activities	58,244	40,119
Effect of exchange rate changes on cash	(1,042)	126
Net increase (decrease) in cash and cash equivalents	(33,624)	804
Cash and cash equivalents, beginning of period	43,698	20,270
Cash and cash equivalents, end of period	$10,074	$21,074
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,119	$16
Income taxes	$18	$58
Supplemental disclosure of non-cash financing and investing activities:
Accrued launch costs and second-generation satellites costs	$5,709	$11,293
Distribution payable to member	$—	$686
Issuance of redeemable common stock in conjunction with acquisition	$—	$5,198
Conversion of redeemable common stock to common stock	$1,249	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year or any future period. Globalstar’s results of operations are subject to seasonal usage changes. The months of April through October are typically peak months for service revenues and equipment sales. Government customers in North America tend to use Globalstar’s services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2006, but does not include all disclosures required by GAAP. Certain prior year amounts in the notes to the Consolidated Financial Statements have been reclassified to conform to current year presentation.

Globalstar operates in one segment, providing voice and data communication services via satellite. As a result, all segment-related financial information required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131, is included in the consolidated financial statements.

Other income (expense) includes foreign exchange transaction gains (losses) of $(0.2) million and $1.1 million for the three and six months ended June 30, 2007, respectively, and $(1.4) million and $(1.8) million for the three and six months ended June 30, 2006, respectively.

Impairment of assets

During the three months ended June 30, 2007, the Company recognized a $17.3 million impairment charge on its inventory representing a write-down on its first-generation phone and accessory inventory. This charge was recognized after assessment of the Company’s inventory quantities and its recent and projected equipment sales. There was no such charge in the same period in 2006.

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

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$(12,687)	75,656,992	$(0.17)	$(12,243)	74,660,368	$(0.16)

Diluted earnings per common share	$(12,687)	75,656,992	$(0.17)	$(12,243)	74,660,368	$(0.16)

Stock options, GAT acquisition shares (as described in Note 3) and unvested restricted stock of 120,000, 259,845 and 230,000 shares of Common Stock, respectively, were excluded from the computation of diluted shares outstanding for both the three and six months ended June 30, 2007 as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2007, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$(834)	61,968,046	$(0.01)	$21,652	61,957,906	$0.35
Effect of Dilutive Securities
Stock options to director	—	—		—	100,206
GAT acquisition	—	—		—	229,506
Diluted earnings per common share	$(834)	61,968,046	$(0.01)	$21,652	62,287,618	$0.35

Note 3: Globalstar Americas Telecommunications, LTD

Effective January 1, 2006, the Company consummated an agreement dated December 30, 2005 to purchase all of the issued and outstanding stock of Globalstar Americas Holding Limited (“GAH”), Globalstar Americas Telecommunications Limited (“GAT”), and Astral Technologies Investment Limited (“Astral”), collectively, the “GA Companies.” The GA Companies owned assets, contract rights, and licenses necessary and sufficient to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize (collectively, the “Territory”). The Company believes the purchase of the GA Companies will further enhance Globalstar’s presence and coverage in Central America and consolidation efforts. The stipulated purchase price for the GA Companies is $5,250,500 payable substantially 100% in Globalstar Common Stock. Additionally, the Company had a $1.0 million receivable from GA Companies as of the acquisition date that was treated as a component to the total purchase price. At the time of closing of the purchase of the GA Companies, the selling stockholders received 91,986 membership units, which subsequently were converted into the same number of shares of Common Stock of the Company as a result of the Company’s conversion from a limited liability company to a corporation.

Under the terms of the acquisition agreement, the Company was obligated either to redeem the original stock issued to the selling stockholders in January 2006 for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of that stock multiplied by the 5-day average closing price of the Company stock for the period ending November 22, 2006. In accordance with a supplemental agreement dated December 21, 2006 with certain selling stockholders, the Company elected to make payment in Common Stock and issued 259,845 shares of additional Common Stock to certain selling stockholders. Under this supplemental agreement this stock was valued at approximately $3.7 million. However, it was not registered and therefore was not marketable. Accordingly, this supplemental agreement also provided that, in order to compensate the selling stockholders for the inability to sell these shares, every month the Company will pay interest on $3.7 million at the monthly New York prime rate until these shares become marketable, but not later than December 31, 2007. During the three and six months ended June 30, 2007, the related interest expense incurred was approximately $76,000 and $153,000, respectively.

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

In accordance with the supplemental agreement, on January 31, 2007, the remaining 87,606 shares of Common Stock associated with the original 91,986 shares distributed in January 2006, were not considered redeemable. As of June 30, 2007, 259,845 shares of redeemable Common Stock were outstanding.

Note 4: Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Globalstar System:
Space segment	$5,832	$5,832
Ground segment	21,011	21,033
Spare satellites and launch costs	111,139	87,813
Second-generation satellites	81,577	26,328
Construction in progress	861	16
Land	1,979	2,089
Leasehold improvements	1,577	1,477
Buildings	484	484
Furniture and office equipment	11,270	9,631
	235,730	154,703
Accumulated depreciation	(23,237)	(17,981)
	$212,493	$136,722

Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and launch costs, second-generation satellites and support equipment located in various countries around the world. On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price is approximately €662.6 million (approximately $885.0 million at a weighted average conversion rate of €1.00 = $1.3356 at June 30, 2007) including approximately €146.3 million which will be paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.294. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At June 30, 2007, the funds held in escrow to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation were $54.8 million.

As of June 30, 2007 and December 31, 2006, capitalized interest included within spare and second-generation satellites and launch costs was $0.9 million. No interest was capitalized during the three and six months ended June 30, 2007. Depreciation expense for the three and six months ended June 30, 2007 was $2.5 million and $4.9 million, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2006, respectively.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.1 million at a conversion rate of €1.00 = $1.3475) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

On May 29, 2007, the Company successfully launched four of its eight spare satellites into orbit.

Note 5: Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued compensation and benefits	$4,860	$5,757
Accrued expenses related to replacement satellite launch costs	4,323	51
Accrued professional fees	1,116	1,493
Accrued property and other taxes	3,382	3,176
Accrued commissions	566	610
Customer deposits	3,796	1,489
Employee benefit obligation—current portion	571	443
Warranty reserve	359	879
Commitment fees related to delayed draw term loan and revolving credit facility	—	731
Other accrued expenses	2,940	2,595
	$21,913	$17,224

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

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Balance, at the beginning of period	$500	$1,116	$879	$977
Provision	(41)	281	(230)	720
Utilization	(100)	(109)	(290)	(409)
Balance, at the end of period	$359	$1,288	$359	$1,288

Note 6: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions and are comprised of the following (in thousands):

	June 30, 2007	December 31, 2006

QUALCOMM	$2,855	$5,847
Thermo Capital Partners	250	172
	$3,105	$6,019

Thermo incurs certain general and administrative expenses on behalf of the Company, which are reimbursed by the Company. Total expenses were approximately $98,000 for each of the three and six months ended June 30, 2007, and $0 and $20,000, respectively, for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2007, the Company also recorded $87,000 and $174,000, respectively, of expenses related to services provided by officers of Thermo, which were accounted for as a contribution to capital. Similar expenses for the three and six months ended June 30, 2006, were $36,000 and $72,000, respectively. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

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

Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 15% to 25% of the total order as advances for inventory. As of June 30, 2007 and December 31, 2006, total advances to QUALCOMM for inventory were $12.1 million and $15.3 million, respectively. Under the new agreements, Globalstar did not receive any additional discounts from QUALCOMM. The total orders placed with QUALCOMM as of June 30, 2007 and December 31, 2006 were approximately $189.1 million and $186.7 million, respectively, with outstanding commitment balances of approximately $68.4 million and $86.7 million, respectively.

Purchases from Affiliates

Total purchases from affiliates are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

QUALCOMM	$9,735	$12,754	$22,692	$35,641
Other affiliates	5,461	2,914	7,364	4,533
Total	$15,196	$15,668	$30,056	$40,174

Revenues from Affiliates

Total usage revenues from affiliates were $147,000 and $312,000 for the three and six months ended June 30, 2007, respectively, and $173,000 and $500,000 for the three and six months ended June 30, 2006, respectively. Total equipment revenues from affiliates were $16,000 and $41,000 for the three and six months ended June 30, 2007, respectively, and $1,072,000 and $1,800,000 for the three and six months ended June 30, 2006, respectively.

 Note 8: Pension and Other Employee Benefit Plans

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Interest cost	$190	$184	$380	$368
Expected return on plan assets	(200)	(174)	(400)	(348)
Actuarial loss, net	15	22	30	44
Net periodic benefit cost	$5	$32	$10	$64

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

The application of FIN 48 resulted in a cumulative adjustment of $0.6 million which decreased retained earnings. This decrease was a result of an unrecognized tax benefit of approximately $72.5 million which was substantially offset by the application of a valuation allowance. The unrecognized tax benefit did not change significantly during the six months ended June 30, 2007. In addition, future changes in the unrecognized tax benefit may not have an impact on the effective tax rate due to the existence of the valuation allowances on most of the Company’s deferred tax assets.

Prior to January 1, 2006, the Company and its U.S. operating subsidiaries were treated as partnerships for U.S. tax purposes.  Generally, taxable income or loss, deductions and credits of the partnership were passed through to its partners. Effective January 1, 2006, the Company elected to be taxed as a C corporation in the United States.

The Company is not currently under audit by the Internal Revenue Service (“IRS”) or by any state jurisdiction in the United States. The Company’s corporate U.S. tax returns for 2006 and U.S. partnership tax returns filed for years before 2006 remain subject to examination by tax authorities. As a partnership, the Company did not pay entity level taxes during the years before 2006; accordingly, the Company would not expect an examination of these years to expose the Company to additional significant liability or exposure. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. In the Company’s  international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2001 and subsequent years in most of the Company’s major international tax jurisdictions.

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

Note 10: Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in shareholders’ equity. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustment.

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(12,687)	$(834)	$(12,243)	$21,652
Other comprehensive income:
Foreign currency translation adjustments	2,886	1,217	2,696	1,732
Minimum pension liability adjustment	(203)	—	(203)	—

Total comprehensive income (loss)	$(10,004)	$383	$(9,750)	$23,384

Note 11: Globalstar Financing Transaction

As required by the lender under the Company’s credit agreement discussed below, the Company executed an agreement with Thermo Funding Company LLC (“Thermo Funding Company”), an affiliate of Thermo, to provide Globalstar up to an additional $200.0 million of equity via an irrevocable standby stock purchase agreement. The irrevocable standby purchase agreement allows the Company to put up to 12,371,136 shares of its Common Stock to Thermo Funding Company at a predetermined price of approximately $16.17 per share when the Company requires additional liquidity or upon the occurrence of certain other specified events. Thermo Funding Company also may elect to purchase the shares at any time. Minority stockholders of Globalstar as of June 15, 2006 who are accredited investors and who received at least thirty-six shares of Globalstar Common Stock as a result of the Old Globalstar bankruptcy will be provided an opportunity to participate in this financing. On February 5, 2007, Thermo Funding Company purchased 1,500,000 shares of Common Stock for an aggregate purchase price of approximately $24.3 million. On April 30, 2007 and May 9, 2007, Thermo Funding Company purchased 1,546,073 and 618,429 shares, respectively, of Common Stock for an aggregate purchase price of approximately $35.0 million. As of June 30, 2007, Thermo Funding Company had purchased 6,592,342 shares of Common Stock for an aggregate purchase price of $106.6 million pursuant to the irrevocable standby stock purchase agreement. Thermo Funding Company purchased additional shares of Common Stock in July 2007. See Note 16 for details.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, L.L.C., as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29, 2006 and October 26, 2006. The amended and restated credit agreement provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009, but only if, after giving effect to the delayed draw term loan and thereafter at the end of each quarter while the delayed draw term loan is outstanding, the Company’s consolidated senior secured leverage ratio does not exceed 3.5 to 1.0. The Company’s ability to borrow under the credit agreement is conditioned on the absence of any material adverse change in the Company’s results of operations or financial condition from August 16, 2006 to the date of the borrowing. In addition to the $50.0 million revolving and $100.0 million delayed draw term loan facilities, the amended and restated credit agreement permits the Company to incur additional term loans on an equally and ratably secured, pari passu basis in an aggregate amount of up to $150.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of the delayed draw term loan described above resulting from sales of common stock or any additional term loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by the Company and the administrative agent. The Company has not received any commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists, if the Company is in compliance with all of the financial covenants of the credit agreement, and if, after giving effect thereto, the Company’s consolidated total leverage ratio does not exceed 5.5 to 1.0.

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011. Revolving credit loans will bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%. The delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated and the revolving credit facility has an annual commitment fee of 0.5% on the undrawn balance. Commitment fees incurred during the three and six months ended June 30, 2007 were $506,000 and $1,069,000, respectively. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, the Company entered into a five-year interest rate swap agreement (see Note 15). The loans may be prepaid without penalty at any time. The Company’s indebtedness under the agreement is guaranteed by its principal domestic subsidiaries and is secured by a first lien on its and their property. The agreement contains covenants limiting the Company’s ability to dispose of assets, change its business, merge, make acquisitions, incur indebtedness or liens, pay dividends, make investments or engage in certain transactions with its affiliates. Additionally, the agreement contains covenants requiring Globalstar to maintain certain financial and operating covenants and restricting capital expenditures. The Company was in compliance with all related covenants at June 30, 2007.

As of June 30, 2007, there were no drawings under the $50.0 million revolving credit facility. For each of the three and six months ended June 30, 2007, the weighted average annualized interest rate on the outstanding revolving credit loans was 0%, because there was no outstanding debt during the periods.

Note 12: Equity Incentive Plan

At June 30, 2007, the Company had two share-based compensation plans, which are described below. The compensation cost charged against income for those plans during the three and six months ended June 30, 2007, was $0.3 million and $0.5 million, respectively, with a total tax benefit of less than $0.1 million and $0.2 million, respectively, being recognized in the same period.

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

As per the terms of the restricted stock awards and the restricted stock units, 25% of the shares granted vest within six months of the grant date and the remainder will vest on November 10, 2009, subject to certain acceleration clauses upon satisfactory completion of Company wide goals. A pre-tax non-cash stock-based compensation expense of $0.3 million and $0.5 million, was recognized in the three and six months ended June 30, 2007, respectively. The total income tax benefit recognized during the three and six months ended June 30, 2007 for these restricted stock awards and restricted stock units was not significant. There was no corresponding stock-based compensation expense or a related tax benefit during the three and six months ended June 30, 2006. The fair value of these grants was measured based upon the market price of the underlying Common Stock at the date of grant.

Approximately 14,000 and 58,000 restricted stock awards and restricted stock units were granted during the three and six months ended June 30, 2007, respectively. In January 2007, the Company’s board of directors approved an additional 600,000 shares of the Company’s Common Stock for issuance under the Equity Plan. As of June 30, 2007, the issuance of these shares had not been registered under the Securities Act. See Note 16.

In January 2005, the Company promised one of its board members an option to purchase up to 120,000 shares at a price of approximately $2.67 per share (as adjusted for a six-for-one stock split). This option vested fully in March 2006. The grant date intrinsic value and fair value of this award were approximately nil and $40,000, respectively. The intrinsic value at June 30, 2007 was approximately $922,000. There have been no other stock option grants.

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

On February 9, 13 and 21, 2007, three plaintiffs (Ladmen Partners, Israel Bollag and Margueritte Sherrard, respectively) filed purported class action lawsuits in the Southern District of New York against the Company, its chief executive officer and its chief financial officer. The actions allege that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The actions cited a drop in the trading price of the Company’s  Common Stock that followed its filing, on February 5, 2007, of a current report on Form 8-K relating in part to changes in the condition of its satellite constellation. The actions seek recovery on behalf of a class of purchasers of the Company’s Common Stock who purchased shares in the initial public offering or traceable to that offering from November 2, 2006 through February 6, 2007. All of the cases have been consolidated under the name Ladmen Partners, Inc. v. Globalstar, Inc. et al Case No: 07-CV-0976-LAP before Judge Preska, and the Connecticut Laborer’s Pension Fund has been appointed lead plaintiff. Lead plaintiff is to file a consolidated amended complaint no later than August 15, 2007. The Company intends to defend the matter vigorously.

On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE).  The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because Globalstar did not perform according to its representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and the Company filed a motion to dismiss the complaint on July 6, 2007. Plaintiffs are expected to file a response to the motion in August 2007.

On April 24, 2007, Mr. Jean-Pierre Barrette filed a motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada.  Mr. Barrette asserts claims based on Quebec law related to his alleged problems with Globalstar Canada’s service.  The Company is evaluating the motion and will respond to it in due course.

Note 14: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service:
United States	$11,206	$10,167	$20,253	$19,760
Canada	6,881	8,280	13,344	16,535
Europe	1,121	1,468	2,067	2,762
Central and South America	519	1,065	1,229	2,065
Others	257	528	557	1,080
Total service revenue	19,984	21,508	37,450	42,202
Subscriber equipment:
United States	1,904	9,978	5,053	12,577
Canada	1,293	2,161	2,737	4,950
Europe	2,061	1,796	2,903	3,290
Central and South America	243	1,272	459	2,205
Others	352	1,684	389	3,517
Total subscriber equipment revenue	5,853	16,891	11,541	26,539

Total revenue	$25,837	$38,399	$48,991	$68,741

Note 15: Interest Rate Derivative

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 11), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The fair value of the interest rate swap agreement was $1.2 million and $2.7 million at June 30, 2007 and December 31, 2006, respectively, which is reflected in the Company’s Consolidated Balance Sheet in “Other non-current liabilities.” The change in fair value for the three and six months ended June 30, 2007, of approximately $1.9 million and $1.5 million, respectively, was charged to “Interest rate derivative gain “ in the accompanying Consolidated Statements of Income.

Note 16: Subsequent Events

Consistent with its prior purchases, on July 31, 2007, Thermo Funding Company elected, pursuant to the irrevocable standby stock purchase agreement, to make a further investment in the Company by purchasing an additional 2,164,502 shares of the Company’s Common Stock at a price of $16.17 per share for an aggregate purchase price of $35.0 million.

On August 9, 2007, the Company registered under the Securities Act, an additional 600,000 shares of Common Stock for issuance under the Equity Plan.

Effective August 10, 2007 (the “Effective Date”), the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company’s Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company’s 2006 Equity Incentive Plan to three named executive officers and two other executives who are not named executive officers (the “Participants”). Each Award Agreement provides that the recipient will receive awards of restricted Common Stock (or, for the non-U.S. participant, restricted stock units, which upon vesting, each entitle him to one share of Globalstar Common Stock). Total benefits per Participant (valued at the grant date) are $6.0 million, which represents an increase of $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new Award Agreements extend the vesting period by up to two years and provide for payment in shares of Common Stock instead of cash, thereby enabling the Company to conserve its cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future operations, prospects, potential products, services, developments and business strategies.  These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” the negative of such terms or other comparable terminology.  Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this report regarding matters that are not historical facts, involve predictions. These and similar statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by the statements. Such risks and uncertainties include, among others, those listed in Part II, Item 1A “Risk Factors” of this Report.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

This “Management’s Discussion and Analysis of Financial Condition” should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition” and information included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a leading provider of mobile voice and data communication services via satellite. Our communications platform extends telecommunications beyond the boundaries of terrestrial wireline and wireless telecommunications networks to serve our customer’s desire for connectivity. Using in-orbit satellites and ground stations, which we call gateways, we offer voice and data communications services to government agencies, businesses and other customers in over 120 countries.

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

Material Trends and Uncertainties.   Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: government, public safety and disaster relief; recreation and personal; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Both our industry and our own subscriber base have been growing as a result of:

•   favorable market reaction to new pricing plans with lower service charges;

•   awareness of the need for remote communication services;

•   increased demand for communication services by disaster and relief agencies and emergency first responders;

•   improved voice and data transmission quality; and

•   a general reduction in prices of user equipment.

In addition, our industry as a whole has benefited from the improved financial condition of most industry participants following their financial reorganizations or conversions to private ownership.

Nonetheless, we face a number of challenges and uncertainties, including:

•      Constellation life and health. Our current satellite constellation is aging. We launched four of our eight spare satellites in May 2007 and plan to launch the remaining four later in 2007. A number of our satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna amplifiers reduces the availability of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. Subscriber service will continue to be available, but at certain times in any given location it may take longer to establish calls and the average duration of calls may be impacted adversely. There will be periods of time each day during which no two-way voice and data service will be available at any particular location. The root cause of the degradation in performance of the S-band antenna amplifier is unknown, although we believe it may result from irradiation of the satellites in orbit caused by the space environment at the altitude that our satellites operate.

The S-band antenna amplifier degradation does not affect adversely our one-way Simplex data transmission services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites.

To date, we have managed the degradation of the S-band antenna amplifiers in various technical ways, including moving less impaired satellites to key orbital positions and launching four spare satellites. Nonetheless, we have been unable to correct the S-band antenna amplifier degradation and may be unable to do so.

Based on our most recent analysis, we now believe that, if the degradation of the S-band antenna amplifiers continues at the current rate or further accelerates, and if we are unsuccessful in developing additional technical solutions, the interruptions of two-way communications services will increase, and by some time in 2008 substantially all of our satellites launched between 1998 and 2000, but not those satellites launched in 2007, will cease to be able to support two-way communications services. Simplex data service will not be affected.

We are working on plans, including new products and services and pricing programs, and exploring the feasibility of accelerating procurement and launch of our second-generation satellite constellation, to attempt to reduce the effects of this problem upon our customers and operations. See “Part II, Item 1A. Risk Factors—Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.”

•      Competition and pricing pressures. We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat plans to commence offering satellite services to handheld devices in the United States around 2008, and several competitors, such as ICO Global Communications Company, are constructing geostationary satellites that will provide mobile satellite service. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, higher churn rates, and, ultimately, decreased profitability and cash.

•      Technological changes. It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 57% of our total assets at June 30, 2007 represented fixed assets. Although we believe our current technology and fixed assets are competitive with those of our competitors, and our plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities. Nevertheless, we may become vulnerable to the successful introduction of superior technology by our competitors.

•      Capital expenditures. Launching our eight spare satellites to augment our current constellation will cost approximately $124.0 million exclusive of capitalized interest and internal costs, of which $109.4 million (exclusive of $0.9 million of capitalized interest) had been paid or accrued by June 30, 2007. We plan to fund the balance of this cost from the sale of our Common Stock to Thermo Funding Company pursuant to its irrevocable standby stock purchase agreement described under “Liquidity and Capital Resources—Irrevocable Standby Stock Purchase Agreement.” Procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.2 billion, which we expect will be reflected in capital expenditures through 2014. On November 30, 2006, we entered into a €662.6 million (approximately $885.0 million at a weighted average conversion rate of €1.00 = $1.3356 at June 30, 2007, including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294), contract with Thales Alenia Space for the construction of our second-generation constellation. At our request, Thales Alenia Space has presented a plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €5.8 million to €11.6 million ($7.8 million to $15.6 million at € 1.00 = $1.3475). We cannot assure you that any or all of the acceleration will occur. In March 2007, we entered into a €9.0 million (approximately $12.1 million at a conversion rate of €1.00 = $1.3475) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. See “Liquidity and Capital Resources—Contractual Obligations and Commitments.” Additionally, we have begun construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway is expected to be operational by July 2008. We plan to fund approximately $400.0 million of the total of approximately $1.2 billion from the $116.6 million net proceeds of our initial public offering, the $150.0 million available through our credit agreement and the remaining proceeds from sales of our Common Stock under the irrevocable standby stock purchase agreement. Our ability to borrow under the credit agreement is conditioned on the absence of any material adverse change in our results of operations or financial condition from August 16, 2006 to the date of the borrowing. We plan to fund the remaining cost of approximately $800.0 million from cash generated by our business and by accessing capital markets through additional issuance of debt and/or equity securities. Our reliance on outside funding sources will increase and this funding may be difficult or expensive to obtain if our future revenues or profitability are substantially below our expectations whether as a result of the degradation of our constellation or for any other reason, or the conditions requiring Thermo Funding Company to purchase the stock do not occur, and Thermo Funding Company does not elect to purchase the stock during the term of the irrevocable standby stock purchase agreement. Additionally, because substantially all of these costs will be capitalized, the resulting increase in our non-cash depreciation expense could have a material adverse effect on our future results of operations.

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

•      Fluctuations in interest and currency rates. Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs. A substantial portion of our revenue (38% for the six months ended June 30, 2007) is denominated in foreign currencies. In addition, the contract for the launch of our spare satellites and a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures.

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

Service Revenues.   We earn revenues primarily from the sale of satellite communications services to direct customers, resellers and independent gateway operators. These services include mobile and fixed voice and data services and asset tracking and monitoring services. We generated approximately 77% and 76% of our consolidated revenues from the sale of our satellite communication services for the three and six months ended June 30, 2007, respectively, compared to 56% and 61%  for the same periods in 2006.

Subscriber Equipment Sales Revenue.   We also sell related voice and data equipment to our customers. We generated approximately 23% and 24% of our consolidated revenues from subscriber equipment sales in the three and six months ended June 30, 2007, respectively, compared to 44% and 39% for the same periods in 2006.

The table below sets forth amounts and percentages of our revenue by type of service and subscriber equipment sales for the three and six months ended June 30, 2007 and 2006.

	Three Months ended June 30, 2007		Three Months ended June 30, 2006		Six Months ended June 30, 2007		Six Months ended June 30, 2006
	Revenue	% of Total Rev	Revenue	% of Total Rev	Revenue	% of Total Rev	Revenue	% of Total Rev

Service Revenue:
Mobile	$15,910	62%	$16,386	43%	$29,927	61%	$31,930	46%
Fixed	1,430	6%	1,927	5%	2,994	6%	3,805	5%
Data	387	1%	328	1%	780	1%	678	1%
Simplex	730	3%	369	1%	1,160	2%	727	1%
IGO	889	3%	1,989	5%	1,805	4%	3,892	6%
Other(1)	638	2%	509	1%	784	2%	1,170	2%
Total Service Revenue	19,984	77%	21,508	56%	37,450	76%	42,202	61%

Subscriber Equipment Sales:
Mobile	4,030	16%	9,678	25%	6,877	14%	12,965	19%
Fixed	615	3%	1,399	4%	1,597	3%	3,115	5%
Data	72	0%	785	2%	366	1%	1,198	2%
Accessories/Misc	1,136	4%	5,029	13%	2,701	6%	9,261	13%
Total Subscriber Equipment Sales	5,853	23%	16,891	44%	11,541	24%	26,539	39%

Total Revenue	$25,837	100%	$38,399	100%	$48,991	100%	68,741	100%

(1)    Includes engineering services and activation fees

Operating Income (Loss). We realized operating income of $5.7 million for the six months ended June 30, 2006 compared to an operating loss of $16.5 million for the same period in 2007. This decrease can be attributed primarily to a $17.3 million charge for impairment of assets caused by a write down of our first-generation product inventory recognized in the quarter ended June 30, 2007. We recognized this impairment charge after an assessment of our inventory and current and projected sales. Lower service revenue and a decline in equipment sales as a result of degraded service during the six months ended June 30, 2007 compared to the same period last year also contributed to the decline in operating results.  This service degradation was the result of a constellation reconfiguration we were completing in the first quarter of 2007 to accommodate inclusion of eight spare satellites, four of which were launched in May 2007, and the S-band antenna amplifier degradation described earlier. Lower usage also resulted in lower retail Average Revenue Per Unit (ARPU) on our monthly service plans. Moreover, concerns over the long term viability of our first generation constellation’s voice service contributed to lower subscriber equipment sales for the quarter.

Independent Gateway Acquisition Strategy

Currently, 16 of the gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. We have no financial interest in these independent gateway operators other than arms’ length contracts for wholesale minutes of service. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway operator acquisition strategy to establish operations in multiple territories with reduced demands on its capital. In addition, there are territories in which for political or other reasons, it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

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

In February 2005, we purchased the Venezuela gateway for $1.6 million in cash to be paid over four years. Effective January 1, 2006, we acquired the Central American gateway and other real property assets for $5.2 million, paid principally in shares of our common stock. We are continuing negotiations to acquire the independent gateway operator with three gateways in Brazil for $6.5 million in Common Stock. We are unable to predict the timing or cost of further acquisitions since independent gateway operations vary in size and value.

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

•  retail average revenue per user, which is an indicator of our ability to obtain effectively long-term, high-value customers;

•  operating income, which is an indication of our performance;

•  EBITDA, which is an indicator of our financial performance and liquidity; and

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

Monthly access fees billed to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan, are billed on the first day of each monthly bill cycle. Airtime minute fees in excess of the monthly access fees are billed in arrears on the first day of each monthly billing cycle. To the extent that billing cycles fall during the course of a given month and a portion of the monthly services has not been delivered at month end, fees are prorated and fees associated with the undelivered portion of a given month are deferred. Under our annual plans, where customers prepay for minutes, revenue is deferred until the minutes are used or the prepaid time period expires. Unused minutes are accumulated until they expire, usually one year after activation. In addition, we offer an annual plan called the Emergency Plan under which the customer is charged an annual fee to access our system and for each minute used. The annual fee for an Emergency Plan is recognized as revenue on a straight-line basis over the term of the plan.

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

We introduced annual plans (sometimes called Liberty plans) in August 2004 and introduced broadly during the second quarter of 2005. These plans grew substantially in 2005 and 2006. These plans require users to pre-pay usage charges for the entire plan period, generally 12 months, which results in the deferral of certain of our revenues. Under our revenue recognition policy for annual plans, we defer revenue until the earlier of when the minutes are used or when these minutes expire. Any unused minutes are recognized as revenue at the expiration of a plan. Most of our customers have not used all the minutes that are available to them or have not used them at the pace anticipated, which, with the rapid acceptance of our annual plans, has caused us to defer increasingly large amounts of service revenue. At June 30, 2007 and December 31, 2006, our deferred revenue aggregated approximately $24.1 million and $24.7 million, respectively. We own and operate our satellite constellation and earn a portion of our revenues through the sale of airtime minutes on a wholesale basis to the independent gateway operators. Revenue from services provided to independent gateway operators is recognized based upon airtime minutes used by customers of independent gateway operators and contractual fee arrangements. Where collection is uncertain, revenue is recognized when cash payment is received.

During the second quarter of 2007, we introduced an unlimited airtime usage service plan (called the Unlimited Loyalty plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly fee. The unlimited loyalty plan incorporates a declining monthly price schedule that reduces the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at the fixed monthly price. We record revenue for this plan on a monthly basis based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, the balance in deferred revenue is recognized as revenue.

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

Income Taxes

Until January 1, 2006, we were treated as a partnership for U.S. tax purposes. Generally, our taxable income or loss, deductions and credits were passed through to our members. We did have some corporate subsidiaries that required a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Effective January 1, 2006, we elected to be taxed as a C corporation in the United States. When an enterprise changes its tax status from non-taxable to taxable, under SFAS No. 109 the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, we recognized a gross deferred tax asset of $204.2 million and a gross deferred tax liability of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. We determined that it was more likely than not that we would not recognize the entire deferred tax asset; therefore, we established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million. We monitor the situation to ensure that, if and when we are more likely than not to be able to utilize more of the deferred tax asset, we will be able to reduce the valuation allowance accordingly. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for  Uncertainty in Income Taxes” (“FIN  48”). See Note 9 to our unaudited interim consolidated financial statements for the impact of this adoption on our financial statements.

Spare Satellites, Launch Costs and Second-Generation Satellites

Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to December 5, 2003, Old Globalstar recorded an impairment of these assets, and at December 5, 2003 they were carried at $0.9 million. All eight satellites have been completed. Four of the satellites were launched in May 2007 and we plan to launch the remaining satellites later in 2007. Depreciation of these assets will not begin until the satellites are placed in service and begin to handle call traffic. As of June 30, 2007 and December 31, 2006, these assets were recorded at $111.1 million and $87.8 million, respectively. On November 30, 2006, we entered into a contract with Thales Alenia Space to construct 48 low-earth orbit satellites. The total contract price will be approximately €662.6 million (approximately $885.0 million at a weighted average conversion rate of €1.00 = $1.3356 at June 30, 2007 including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294). The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless we elect to accelerate delivery. If we elect to accelerate delivery of the second phase of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. As of June 30, 2007 and December 31, 2006, capitalized interest included within spare and second-generation satellites and launch costs was $0.9 million. In March, 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.1 million at a conversion rate of €1.00 = $1.3475) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,
	2007	2006	% Change
Revenue:
Service revenue	$19,984	$21,508	(7)%
Subscriber equipment sales	5,853	16,891	(65)
Total revenue	25,837	38,399	(33)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,738	7,341	(8)
Cost of subscriber equipment sales	4,557	17,254	(74)
Marketing, general and administrative	10,634	10,726	(1)
Depreciation and amortization	2,537	1,308	94
Impairment of assets	17,255	—	100
Total operating expenses	41,721	36,629	14

Operating income (loss)	(15,884)	1,770	N/A

Other income (expense):
Interest income	691	199	247
Interest expense	(385)	(88)	338
Interest rate derivative gain	1,910	—	100
Other income (expense)	(187)	(1,423)	(87)
Total other income (expense)	2,029	(1,312)	N/A

Income (loss) before income taxes	(13,855)	458	N/A
Income tax expense (benefit)	(1,168)	1,292	N/A
Net income (loss)	$(12,687)	$(834)	1,421%

Revenue.  Total revenue decreased by $12.6 million, or approximately 33%, to $25.8 million for the three months ended June 30, 2007, from $38.4 million for the three months ended June 30, 2006.  This decrease is attributed primarily to lower equipment sales as a result of decreased new subscriber additions which, we believe, stem from concerns over the service gaps that have occurred in our constellation’s two-way communications service. In addition, the degraded satellite performance affecting our two-way service during the first half of 2007 appears to have affected our retail ARPU during the three months ended June 30, 2007, which decreased by 16% to $47.50 from $56.49 for the three months ended June 30, 2006.

Service Revenue. Service revenue decreased $1.5 million, or approximately 7%, to $20.0 million for the three months ended June 30, 2007, from $21.5 million for the three months ended June 30, 2006. Although our subscriber base grew 17% to approximately 278,000 over the twelve-month period from June 30, 2006 to June 30, 2007, we experienced decreased retail ARPU.  We believe that the satellite degradation we reported in February 2007, was the primary reason for this reduction.

Subscriber Equipment Sales. Subscriber equipment sales decreased by $11.0 million, or approximately 65%, to $5.9 million for the three months ended June 30, 2007, from $16.9 million for the three months ended June 30, 2006. This decrease can be attributed to the reasons listed above for decrease in overall revenue.

Operating Expenses. Total operating expenses increased $5.1 million, or approximately 14%, to $41.7 million for the three months ended June 30, 2007, from $36.6 million for the three months ended June 30, 2006. This increase was due primarily to a net asset impairment charge to our first-generation phone and accessory inventory of $17.3 million as a result of our inventory quantities and recent and projected equipment sales. This impairment was offset partially with lower cost of subscriber equipment consistent with lower subscriber equipment sales for the quarter ended June 30, 2007.

Cost of Services. Our cost of services for the three months ended June 30, 2007 and 2006 were $6.7 million and $7.3 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. However, we continue to see a reduction of costs as a result of lower telecom costs and capitalization of certain labor costs.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $12.7 million, or approximately 74%, to $4.6 million for the three months ended June 30, 2007, from $17.3 million for the three months ended June 30, 2006.  This decrease was primarily due to lower equipment sales. However, we experienced higher equipment margin in the three months ended June 30, 2007 as compared to the same period in 2006.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased $0.1 million, or approximately 1%, to $10.6 million for the three months ended June 30, 2007, from $10.7 million for the three months ended June 30, 2006. This resulted from the generally fixed nature of our general and administrative expenses and our decision to keep marketing expenses consistent year over year.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 94%, to $2.5 million for the three months ended June 30, 2007, from $1.3 million for the three months ended June 30, 2006. This increase was primarily due to the additional depreciation associated with our Alaska gateway which became operational in July 2006 and as a result of reducing the remaining useful life of our satellite system and related assets from 39 months to 27 months, beginning in the fourth quarter of 2006.

Impairment of assets. For the three months ended June 30, 2007, we recorded a net impairment charge of $17.3 million representing a write down on our first-generation phone and accessory inventory. This charge was taken after an assessment of our current inventory quantities and recent and projected equipment sales. There was no such charge in the same period in 2006.

Operating Income (Loss).  Operating income (loss) decreased $17.7 million,  to an operating loss of $15.9 million for the three months ended June 30, 2007, from operating income of $1.8 million for the three months ended June 30, 2006. The decrease was primarily due to the impairment of assets charge offset by lower costs of subscriber equipment sales.

Interest Income. Interest income increased by $0.5 million for the three months ended June 30, 2007. This increase was due to increased cash balances on hand and higher yields on those balances.

Interest Expense. Interest expense increased by $0.3 million, to $0.4 million for the three months ended June 30, 2007 from less than $0.1 million for the three months ended June 30, 2006. This increase was due to commitment fees related to our revolving credit facility and amortization of deferred financing costs.

Interest Rate Derivative Gain . For the three months ended June 30, 2007, interest rate derivative gain consists of a $1.9 million gain due to a change in the fair value of our interest rate swap agreement. We did not have any derivatives during the same period in 2006.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other expense decreased by $1.2 million for the three months ended June 30, 2007 as compared to the same period in 2006 primarily as a result of the favorable exchange rate on our Euro denominated escrow account.

Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2007 was $1.2 million compared to an income tax expense of $1.3 million during the same period in 2006. This was primarily due to the inventory impairment charge that we recognized during the second quarter of 2007.

Net Income (Loss). Our net loss increased $11.9 million to $12.7 million for the three months ended June 30, 2007, from $0.8 million for the three months ended June 30, 2006. This was due primarily to the impairment charge recognized during the three months ended June 30, 2007.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006	% Change
Revenue:
Service revenue	$37,450	$42,202	(11)%
Subscriber equipment sales	11,541	26,539	(57)
Total revenue	48,991	68,741	(29)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	13,121	13,888	(6)
Cost of subscriber equipment sales	8,008	25,769	(69)
Marketing, general and administrative	22,116	20,691	7
Depreciation and amortization	4,961	2,698	84
Impairment of assets	17,255	—	100
Total operating expenses	65,461	63,046	4

Operating income (loss)	(16,470)	5,695	N/A

Other income (expense):
Interest income	1,519	366	315
Interest expense	(696)	(108)	544
Interest rate derivative gain	1,546	—	100
Other income (expense)	1,047	(1,760)	N/A
Total other income (expense)	3,416	(1,502)	N/A

Income (loss) before income taxes	(13,054)	4,193	N/A
Income tax expense (benefit)	(811)	(17,459)	N/A
Net income (loss)	$(12,243)	$21,652	N/A %

Revenue.  Total revenue decreased by $19.8 million, or approximately 29%, to $49.0 million for the six months ended June 30, 2007, from $68.7 million for the six months ended June 30, 2006.  This decrease is attributed in part to lower service revenues as a result of degraded two-way communications service from our constellation reconfiguration to accommodate the inclusion of eight spare satellites, four of which were successfully launched in May 2007. Our subscriber equipment sales decreased significantly during the six months ended June 30, 2007 as compared to the same period in 2006 as a result of lower subscriber additions during the first six months of 2007 which, we believe, stem from concerns over service gaps that have occurred in our constellation’s two-way communications services. The degraded satellite performance appears to have affected our retail ARPU during the six months ended June 30, 2007, which decreased by 22% to $45.11 from $57.52 for the six months ended June 30, 2006.

Service Revenue. Service revenue decreased $4.8 million, or approximately 11%, to $37.5 million for the six months ended June 30, 2007, from $42.2 million for the six months ended June 30, 2006. Although our subscriber base grew 17% to approximately 278,000 over the twelve-month period from June 30, 2006 to June 30, 2007, we experienced decreased retail ARPU resulting in lower service revenue. We believe that the primary reason for this decrease in our service revenue was the degradation of our two-way communications service during the first six months of 2007.

Subscriber Equipment Sales. Subscriber equipment sales decreased by $15.0 million, or approximately 57%, to $11.5 million for the six months ended June 30, 2007, from $26.5 million for the six months ended June 30, 2006. The decrease was due primarily to lower new subscriber additions during the six months ended June 30, 2007, which resulted in lower equipment sales.

Operating Expenses. Total operating expenses increased $2.4 million, or approximately 4%, to $65.5 million for the six months ended June 30, 2007, from $63.0 million for the six months ended June 30, 2006. This increase was due primarily to the net asset impairment charge described earlier which was offset by lower cost of subscriber equipment consistent with lower equipment sales for the six months ended June 30, 2007.

Cost of Services. Our cost of services for the six months ended June 30, 2007 and 2006 were $13.1 million and $13.9 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. However, we continue to see a reduction of costs as a result of lower telecom costs and capitalization of certain labor costs.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $17.8 million, or approximately 69%, to $8.0 million for the six months ended June 30, 2007, from $25.8 million for the six months ended June 30, 2006.  This decrease was primarily due to lower equipment sales. However, we experienced higher equipment margin in the six months ended June 30, 2007 compared to the same period in 2006.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $1.4 million, or approximately 7%, to $22.1 million for the six months ended June 30, 2007, from $20.7 million for the six months ended June 30, 2006. This increase was due primarily to higher professional fees related to operating as a public company and non-cash stock compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased $2.3 million, or 84%, to $5.0 million for the six months ended June 30, 2007, from $2.7 million for the six months ended June 30, 2006. This increase was due primarily to the additional depreciation associated with our Alaska gateway, which became operational in July 2006, and as a result of reducing the remaining useful life of our satellite system and related assets from 39 months to 27 months, beginning in the fourth quarter of 2006.

Impairment of assets. For the six months ended June 30, 2007, we recorded a net impairment charge of $17.3 million representing a write down on our first-generation phone and accessory inventory. This charge was taken after assessment of our inventory quantities and recent and projected equipment sales. There was no such charge in the same period in 2006.

Operating Income (Loss).  Operating income (loss) decreased $22.2 million, to an operating loss of $16.5 million for the six months ended June 30, 2007, from operating income of $5.7 million for the six months ended June 30, 2006. The decrease was due to the asset impairment charge described above and lower service and subscriber equipment revenues partially offset by lower cost of equipment sales.

Interest Income. Interest income increased by $1.2 million to $1.5 million for the six months ended June 30, 2007, from $0.4 million for the same period in 2006. This increase was due to increased average cash balances on hand and higher yields on those balances.

Interest Expense. Interest expense increased by $0.6 million, to $0.7 million for the six months ended June 30, 2007 from $0.1 million for the six months ended June 30, 2006. This increase was due to commitment fees related to our revolving credit facility and amortization of deferred financing costs.

Interest Rate Derivative Gain. For the six months ended June 30, 2007, interest rate derivative gain consists of a $1.5 million gain due to a change in the fair value of our interest rate swap agreement. We did not have any derivatives during the same period in 2006.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income increased by $2.8 million for the six months ended June 30, 2007 as compared to the same period in 2006 due to a favorable exchange rate on the Euro denominated escrow account during the first half of 2007.

Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2007 was $0.8 million compared to a income tax benefit of $17.5 million during the same period in 2006. The change between periods was primarily a result of a $21.4 million deferred tax benefit recorded on January 1, 2006 upon our election to be taxed as a C Corporation.

Net Income (Loss). Our net income decreased $33.9 million to a loss of $12.2 million for the six months ended June 30, 2007, from net income of $21.7 million for the six months ended June 30, 2006. This decrease was due primarily to the $17.3 million asset impairment charge related to our inventory recognized during the second quarter of 2007 and the absence in 2007 of the $17.5 million deferred tax benefit recognized during the same period in 2006.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the six months ended June 30, 2007 and 2006:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Net cash from operating activities	$(16,471)	$3,230
Net cash from investing activities	(74,355)	(42,671)
Net cash from financing activities	58,244	40,119
Effect of exchange rate changes on cash	(1,042)	126
Net increase (decrease) in cash and cash equivalents	$(33,624)	$804

Our principal sources of liquidity are our credit agreement and the irrevocable standby stock purchase agreement discussed below, our existing cash and internally generated cash flow from operations.

Our principal short-term liquidity needs are to fund our working capital ($26.3 million at June 30, 2007, which our management believes is sufficient for our present requirements), to pay amounts due within six months for the launch of our four remaining spare satellites (approximately $15.5 million) and to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and upgrade our gateways and other ground facilities, in a total amount not yet determined, but which will include approximately $155.2 million and $5.8 million payable to Thales Alenia Space by June 2008 under the purchase contract for our second-generation satellites and the contract for construction of the Control Network Facility, respectively, and fulfill cash escrow requirements under the Thales Alenia Space contract approximating an additional $31.3 million through June 30, 2008. We expect to fund these requirements with cash on hand ($10.1 million at June 30, 2007), borrowings under our credit facility (of which the entire $100.0 million related to the delayed draw term loan and $50.0 million related to the revolving credit facility, were undrawn at June 30, 2007), and proceeds from the sale of our Common Stock to Thermo Funding Company (whose remaining commitment under the irrevocable standby stock purchase agreement at June 30, 2007 was $93.4 million and $58.4 million at August 1, 2007). Our ability to borrow under the credit agreement is conditioned on the absence of any material adverse change in our results of operations or financial condition from August 16, 2006 to the date of the borrowing.

Our principal long-term liquidity needs are to fund our working capital, including any growth in working capital required by growth in our business, to pay the costs of procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities and to fund the cash requirements of our independent gateway operator acquisition strategy, in an amount not determinable at this time. We expect to fund our long-term capital needs with the proceeds from our initial public offering, the $100.0 million delayed draw term loan and the $50.0 million revolving credit facility under our credit agreement, the remaining funds available from sales of our common stock under Thermo Funding Company’s standby stock purchase agreement, cash flow generated from our operations and incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.  We have not obtained any commitment for such funds. See “Part II, Item 1A. Risk Factors—We may need additional capital to maintain our network and to pursue future growth opportunities. If we fail to obtain sufficient capital we will not be able to complete our business plan.”

Although we believe that these sources will provide sufficient liquidity for us to meet our long-term liquidity requirements, our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology discussed elsewhere in this Report. In addition to these general economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to continue to provide attractive and competitive services and products, successful mitigation of the degradation of our current satellite constellation until we can deploy our second-generation satellite constellation, increase our number of subscribers and retail average revenue per user, control our costs, and maintain our margins and profitability. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs.

In assessing our liquidity, management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, the contractual rates that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.

Net Cash from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2007 decreased to a cash outflow of $16.5 million from a cash inflow of $3.2 million for the six months ended June 30, 2006.  This decrease was a result of lower revenues and changes in operating assets and liabilities during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Net Cash from Investing Activities

Cash used in investing activities was $74.4 million for the six months ended June 30, 2007, compared to $42.7 million for the same period in 2006. This increase was the result of capital expenditures associated with construction expenses for our second-generation satellite constellation and the scheduled launches of our eight spare satellites in 2007 (four of which were launched in May 2007).

Net Cash from Financing Activities

Net cash provided by financing activities increased by $18.1 million to $58.2 million from $40.1 million for the six months ended June 30, 2007 as compared to the same period in 2006.  The increase was the result of $59.3 million received from Thermo Funding Company for equity purchased pursuant to its irrevocable standby stock purchase agreement in the six months ended June 30, 2007 as compared to $15.0 million received in the six months ended June 30, 2006, offset by proceeds from borrowings under the revolving credit facility and subscription receivable in the same period.

Capital Expenditures

Our capital expenditures consist primarily of upgrading our satellite constellation and gateways and other ground facilities. In 2005, we began construction of a new gateway in Wasilla, Alaska to cover the Alaskan territory and part of the Bering Sea. The Alaska gateway went into operation in July 2006. This gateway cost $4.8 million (excluding $0.8 million for the purchase of real property). In 2005, we also commenced capital expenditures for the launch of our eight spare satellites. In 2006 and the six months ended June 30, 2007, we incurred $84.8 million and $23.3 million, respectively, related to the launch of our eight spare satellites. Total amount incurred related to the launch of our eight satellites as of June 30, 2007 was $109.4 million (excluding capitalized interest). The total expected cost for the launch of the spare satellites is approximately $124.0 million exclusive of capitalized interest and internal costs. In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation in the amount of approximately $885.0 million at a weighted average conversion rate of €1.00 = $1.3356 at June 30, 2007, including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294, and have incurred approximately $103.6 million in related costs through June 30, 2007. At our request, Thales Alenia Space has presented a plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €5.8 million to €11.6 million ($7.8 million to $15.6 million at € 1.00 = $1.3475). We cannot assure you that any or all of the acceleration will occur. In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.1 million at a conversion rate of €1.00 = $1.3475) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We intend to use the proceeds from our initial public offering, cash flows from our operations, funding under our credit agreement and available liquidity from Thermo Funding Company’s irrevocable standby stock purchase agreement, and to the extent necessary, additional indebtedness, additional equity financings or a combination of these potential sources, to fund our capital expenditures.

Cash Position and Indebtedness

As of June 30, 2007, our total cash and cash equivalents were $10.1 million and we had total indebtedness of $0.5 million, compared to total cash and cash equivalents and total indebtedness at June 30, 2006 of $21.1 million and $16.4 million, respectively.

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

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011.  Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%.  We had no borrowings under the revolving credit facility at June 30, 2007. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See “Note 15: Interest Rate Derivative” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. The loans may be prepaid without penalty at any time.

We are currently in compliance with the capital expenditure, liquidity and forward fixed charge coverage ratio tests described above and the other restrictive covenants of the amended and restated credit agreement.

Irrevocable Standby Stock Purchase Agreement

In connection with the execution of the initial Wachovia credit agreement on April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding Company pursuant to which it agreed to purchase under the circumstances described below up to 12,371,136 shares of our Common Stock at a price per share of approximately $16.17 (approximately $200.0 million in the aggregate), without regard to any future increase or decrease in the trading price of our Common Stock. Thermo Funding Company’s obligation to purchase these shares is secured by the escrow of cash and marketable securities in an amount equal to 105% of its unfunded commitment.

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

The agreement terminates on the earliest of December 31, 2011, our payment in full of all obligations under the credit agreement or Thermo Funding Company’s purchase of all of the stock subject to its obligations under the agreement. Thermo Funding Company may elect at any time to purchase any unpurchased stock. Thermo Funding Company purchased 6,592,342 shares of Common Stock for an aggregate purchase price of approximately $106.6 million prior to June 30, 2007. On February 5, 2007, Thermo Funding Company purchased 1,500,000 shares of Common Stock for an aggregate purchase price of approximately $24.3 million. Consistent with its prior purchases, on April 26, 2007, Thermo Funding Company elected to make a further investment by purchasing an additional 2,164,502 shares of our Common Stock at a price of $16.17 per share for an aggregate purchase price of $35.0 million with the payment made in two tranches. The first of these payments was made on April 30, 2007 in the amount of $25.0 million for 1,546,073 shares. The second payment was made on May 9, 2007 in the amount of $10.0 million for 618,429 shares. On July 31, 2007, we received an additional $35.0 million from Thermo Funding Company in exchange for 2,164,502 shares of our Common Stock. We will not receive the entire remaining $58.4 million of proceeds of the sale of Common Stock subject to the irrevocable standby stock purchase agreement with Thermo Funding Company if the conditions requiring Thermo Funding Company to purchase the stock do not occur during the term of the agreement and Thermo Funding Company does not elect to purchase the stock voluntarily.

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

We plan to use the proceeds from our amended and restated credit agreement and the irrevocable standby stock purchase agreement, cash generated by our business and proceeds from other equity sales or debt financings to fund the procurement and launch of our second-generation satellite constellation, upgrades to our gateways and other ground facilities and the launch of eight spare satellites (four of which were launched in May 2007) to augment our current constellation, as well as for general corporate purposes.

Contractual Obligations and Commitments

During 2004, 2005, 2006 and the six months ended June 30, 2007, we committed to purchase $189.1 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM.  At June 30, 2007, we had a remaining commitment to purchase $68.4 million of equipment from QUALCOMM.  We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories.  We expect to fund this remaining commitment from our working capital and funds generated by our operations.

On June 1, 2004, we entered into a master services agreement with Space Systems/Loral, Inc. providing for various services related to preparing our eight spare satellites for launch. At June 30, 2007, we had authorized Space Systems/Loral, Inc. to spend up to approximately $27.0 million related to this agreement and related task orders, and approximately $23.1 million of those charges had been incurred. The agreement renews annually for up to 10 years unless terminated earlier. We may terminate the agreement upon 30-days notice and any task order upon 10-days notice. Upon termination, we must pay for any costs related to services performed through termination and the 10-day transition period thereafter. Those costs may not exceed the amount previously authorized by us. We or Space Systems/Loral may terminate the agreement upon any uncured material breach of the terms of the agreement or any task order.

On September 19, 2005, we executed a contract with Starsem providing for Starsem to launch our eight spare satellites in two launches of four satellites each. Starsem, a French-Russian joint venture, is a leading provider of launch services utilizing highly reliable human-rated Soyuz launchers, with over 1700 successful missions to date and approximately 99% reliability rating. The contract also provides for a compatibility and feasibility study and certain post-launch services including capitalized interest and excluding capitalized labor. As of June 30, 2007, we had incurred approximately $75.1 million in obligations to Starsem under the contract. We estimate that the total cost of completing, testing and launching our eight spare satellites will be approximately $124.0 million, exclusive of capitalized interest and internal costs.

Pursuant to a memorandum dated as of June 1, 2005, we agreed to provide supplemental incentive compensation to certain of our executive officers in the form of cash bonuses (the “Executive Incentive Compensation Plan”) which, upon the fulfillment of certain conditions, may aggregate up to $30.0 million. In both 2005 and 2006, we accrued $1.6 million in compensation expense with respect to this plan. Approximately $3.2 million was paid to the executive officers in January 2007 pursuant to this plan. During the six months ended June 30, 2007, we had accrued approximately $1.8 million in compensation expense related to this plan.

Effective August 10, 2007 (the “Effective Date”), the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company’s Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company’s 2006 Equity Incentive Plan to three named executive officers and two other executives who are not named executive officers (the “Participants”). Each Award Agreement provides that the recipient will receive awards of restricted common stock or restricted stock units, which upon vesting, each entitle him to one share of Globalstar Common Stock. Total benefits per Participant (valued at the grant date) are $6.0 million, which represents an increase of $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new Award Agreements extend the vesting period by up to two years and provide for payment in shares of Common Stock instead of cash, thereby enabling us to conserve our cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades.

On November 30, 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We will contract separately with other providers for launch services and launch insurance for the satellites. The total contract price will be approximately € 662.6 million, (approximately

$885.0 million at a weighted average conversion rate of €1.00 = $1.3356 at June 30, 2007 including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294), subject to reduction by approximately € 28.0 million (approximately $37.1 million) if we elect to accelerate construction and delivery of the second batch of satellites. Of the € 662.6 million, approximately € 622.4 million ($831.3 million) will be paid for the design, development and manufacture of the satellites and approximately € 40.2 million ($53.7 million) will be paid for launch and mission support services. We are also obligated to pay Thales Alenia Space up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Thales Alenia Space’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. The approximately € 12.4 million ($16.0 million) paid by us to Thales Alenia Space pursuant to an Authorization to Proceed dated October 5, 2006, as amended, was credited against payments to be made by us under the contract. We have established and maintain an escrow account with a commercial bank to secure our payment obligations under the contract, with the amount of the escrow account being not less than the next two quarterly payments required by the contract. The initial escrow deposit was € 40.0 million. We and Thales Alenia Space entered into the escrow agreement on December 21, 2006. We obtained the consent of our lenders to establish the escrow account. Payments under the contract began in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless we elect to accelerate the delivery of the second batch of satellites. The contract requires Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless we elect to accelerate deliveries. If we elect to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. At our request, Thales Alenia Space has presented a plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €5.8 million to €11.6 million ($7.8 million to $15.6 million at € 1.00 = $1.3475). We cannot assure you that any or all of the acceleration will occur.

In March, 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.1 million at a conversion rate of €1.00 = $1.3475) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If we terminate the contract, we must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within sixty days of the due date, we will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling us to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are made primarily in U.S. dollars, Canadian dollars and Euros. In some cases insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. However, our credit agreement requires us to do so on terms reasonably acceptable to the administrative agent not later than 90 days after the end of any quarter in which more than 25% of our revenue is originally denominated in a single currency other than U.S. or Canadian dollars.

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments,” we have entered into a contract with Starsem to launch our eight spare satellites. We have also entered into two separate contracts with Thales Alenia Space to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services, and to construct the Satellite Operations Control Centers, Telemetry Command Units and In-Orbit Test Equipment for our second-generation satellite constellation. All payments under the Starsem contract, and a substantial majority of the payments under the Thales Alenia Space agreements, are denominated in Euros.

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

Because the material weakness described below has not been fully remediated as of the filing date of this Report, management, including our chief executive officer and chief financial officer, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Report. Notwithstanding the material weakness, we believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three and six months ended June 30, 2007.

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

We intend to remediate this material weakness by hiring additional high-level accounting personnel and instituting additional procedures for interdepartmental communication and staff meetings. We intend to remediate this significant deficiency by adding more automated reporting capabilities in our billing software to reduce the use of manual processes. We have begun implementing the remediation plan to address the material weakness and the significant deficiency and will continue to do so throughout the year to be fully compliant by December 31, 2007. The costs related to these remediations have not been material.

The certifications of our chief executive officer and chief financial officer filed or furnished as Exhibits 31.1, 31.2 and 32.1 to this Report should be read in conjunction with the disclosures in this Item 4.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial conditions. We are involved in certain litigation matters as discussed elsewhere in this Report. For more detailed information on litigation matters outstanding please see “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K and Note 13 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Since the first Old Globalstar satellites were launched in 1998, nine have failed in orbit, one of which we have brought back into service for Simplex use, and we expect others to fail in the future. Eight of our nine satellite failures have been attributed to anomalies of the S-band antenna.  The ninth satellite’s failure was attributed to an anomaly with the satellite command receiver. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its currently expected life. As a result, some of our in-orbit satellites may not be fully functioning at any given time.

As our constellation has aged, the quality of our satellites’ signals has diminished, and is continuing to diminish, adversely affecting the reliability of our two-way communications service, which could adversely affect our results of operations, cash flow and financial condition. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge reflecting its net book value. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures, whether such failures are caused by internal or external factors.

S-band Antenna Amplifier Degradation

As described further below, the degradation of the S-band antenna amplifier is occuring at a faster rate than previously experienced and anticipated. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna reduces the call completion rate for two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. The root cause of the degradation in performance of the S-band antenna amplifiers is unknown, although we believe it may result from irradiation of the satellites in orbit. The S-band antenna amplifier degradation does not affect adversely our one-way Simplex data transmission services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites.

To date, we have managed the degradation of the S-band antenna amplifiers in various technical ways, as well as by launching our spare satellites, placing into service spare satellites already in orbit and moving less impaired satellites to key orbital positions. To maintain the highest possible capacity and best possible quality of service in light of this problem and to prepare for the integration of the eight spare satellites to be launched in 2007 (four of which were launched in May 2007), on February 2, 2007, we completed the reconfiguration of our satellite constellation to combine two different “Walker” configurations, which continue to operate as a single constellation of 40 satellites plus in-orbit spares. This reconfiguration was done to maintain the highest available capacity and quality of service as well as to insert into the constellation spare satellites launched or scheduled for launch in 2007.  Following their launch, the eight spare satellites, four of which were launched in May 2007, will be utilized to augment our existing satellite constellation and later will be integrated into our second-generation satellite constellation.  We currently expect to launch our second-generation satellites beginning no later than late 2009.

In early 2006, we undertook a comprehensive third-party review of the S-band antenna amplifier degradation and its likely impact on the performance of the constellation as a whole. At that time, based in part on the third-party report, we concluded that, although there was risk, with the addition of the eight spare satellites in 2007, the constellation would continue to provide commercially viable two-way communication services until the next generation satellites begin to be launched in 2009. Based on data collected in 2007 from satellite operations, we have concluded that the degradation of the S-band functionality for two-way communications service is occurring at a faster rate than previously experienced and anticipated. In response, in consultation with outside experts, we have implemented innovative methods, and plan to continue to implement additional corrective measures, to attempt to ameliorate this problem, including modifying the configuration of our constellation as described above, changing the way our gateways operate with the satellites and experimenting with new antennas on our phones, thereby attempting to extend the life of the two-way communication capacity of the constellation. We are able to forecast the duration of service coverage at any particular location in our service area, and we are making this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas.  Nonetheless, to date we have been unable to arrest the S-band antenna amplifier degradation and may be unable to do so.

Based on our most recent analysis, we now believe that, if the degradation of the S-band antenna amplifiers continues at the current rate or further accelerates, and if we are unsuccessful in developing additional technical solutions, interruptions of two-way communications services will increase, and by some time in 2008 substantially all of our in-orbit satellites launched prior to 2007 will cease to be able to support two-way communications services. As the number of in-orbit satellites (other than the four spare satellites launched in May 2007 and the remaining four spare satellites scheduled to be launched later in 2007) with properly functioning S-band antenna amplifiers decreases, even with a successful launch and optimized placement in orbit of the eight spare satellites in 2007, increasingly larger coverage gaps will recur over areas in which we currently provide two-way communications service. Two-way communications service will continue to be available, but at certain times in any given location it will take substantially longer to establish calls and the average duration of calls may be impacted adversely.

We have introduced plans, including new products and services and pricing programs, and at our request Thales Alenia Space has developed a proposal for accelerating procurement and launch of our second-generation satellite constellation, to attempt to mitigate the effects of this problem upon our customers and operations. However, if we are unable to ameliorate this problem or to maintain our customer base, our business and profitability may be materially and adversely affected.

Implementation of our business plan depends on increased demand for wireless communications services via satellite, both for our existing services and products and for new services and products. If this increased demand does not occur, our revenues and profitability may not increase as we expect.

Demand for wireless communication services via satellite may not grow, or may even shrink, either generally or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could impair our ability to sell our services and to develop and successfully market new services, or could exert downward pressure on prices, or both. This, in turn, could decrease our revenues and profitability and adversely affect our ability to increase our revenues and profitability over time.

We are licensed by the U.S. Federal Communications Commission, or FCC, to provide an ancillary terrestrial component, known as ATC services, in combination with our existing communication services. If we can integrate ATC services with our existing business, we will be able to use the spectrum currently licensed to us to provide telecommunications through both our satellite and ground station system and through a terrestrial-based cellular-like system. If successful, this will allow us to address a broader market for our products and services by allowing us to provide communications services where satellite-based service is impractical, such as in urban areas and inside buildings, thereby increasing our revenue and profitability and the value of our business. However, neither we nor any other company has yet successfully integrated ATC services with satellite services, and we may be unable to do so. If we fail to do so, we will not obtain the benefits described above and any investment we make in developing ATC services will be lost.

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

•                  our ability to integrate our satellite services with ATC services, to procure and launch our second-generation satellites and to upgrade our ground facilities consistent with various regulations governing ownership and operation of satellite assets and ATC services;

•                  our ability to partner with others to maximize the value of our ATC license;

•                  our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

•                  our ability to limit the effects of further degradation of, and to maintain the capacity and control of, our existing satellite network, including the successful launch of the remaining four spare satellites;

•                  our ability to complete the construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control; and

•                  the effectiveness of our competitors in developing and offering similar services and products.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our revenue and profitability.

For both the year ended December 31, 2006 and the six months ended June 30, 2007, approximately 90% of our revenue was derived from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to market our products and services successfully, our revenue and profitability may decrease.

We depend on independent gateway operators to market our services in important regions around the world. If the independent gateway operators are unable to do this successfully, we will not be able to grow our business in those areas as rapidly as we expect.

Although we derive most of our revenue from retail sales to end users in the United States, Canada, a portion of Western Europe, Central America and the northern portion of South America, either directly or through agents, dealers and resellers, we depend on independent gateway operators to purchase, install, operate and maintain gateway equipment, to sell phones and data user terminals, and to market our services in other regions where these independent gateway operators hold exclusive or non-exclusive rights. Not all of the independent gateway operators have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the independent gateway operators are not earning revenues sufficient to fund their operating costs. If they are unable to continue in business, we will lose the revenue we receive for selling equipment to them and providing services to their customers. Although we have implemented a strategy for the acquisition of certain independent gateway operators when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to consolidate the independent gateway operators either because local regulatory requirements or business or cultural norms do not permit consolidation, because the expected revenue increase from consolidation would be insufficient to justify the transaction, or because the independent gateway operator will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those independent gateway operators do not fulfill their own business plans to increase substantially their sales of services and products.

We currently are unable to offer service in important regions of the world due to the absence of gateways in those areas, which is limiting our growth and our ability to compete.

Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to find capable independent gateway operators for several important regions and countries, including Central and South Africa, India, and certain parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the independent gateway operators have been unable to reach business arrangements with one another. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The hardware and software utilized in operating our gateways were designed and manufactured over 10 years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service. Although we maintain inventories of spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing this hardware and software, and we are negotiating with manufacturers to upgrade our gateways for our second-generation constellation, but we may not be successful in these efforts, and the cost may exceed our estimates. We expect to face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we will need to make significant capital expenditures. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us.

A decline in our ability to generate cash from operations could impair our ability to pay for our second-generation satellite constellation.

We plan to fund approximately $400.0 million of the total approximately $1.2 billion required to procure and launch our second-generation satellite constellation and related gateway upgrades with approximately $150.0 million from our credit agreement, $116.6 million of the net proceeds from our initial public offering and the remaining proceeds from sales of our common stock under the irrevocable standby stock purchase agreement. We plan to fund the remaining cost of approximately $800.0 million from cash generated by our business and, if needed, through additional issuance of debt and equity securities. Our reliance on outside funding sources will increase and this funding may be difficult or expensive to obtain if our future revenues or profitability are substantially below our expectations whether as a result of the degradation of our existing constellation or for any other reason, or Thermo Funding Company is not required and does not elect to purchase the stock during the term of the irrevocable standby stock purchase agreement. Because substantially all of these costs will be capitalized, the resulting increase in our non-cash depreciation expense could have a material adverse effect on our future results of operations.  Additionally, we cannot assure you that further equity or debt financing, if needed, will be available on acceptable terms, if at all.  If we are unable to generate sufficient cash from our business and if such financing is then unavailable on acceptable terms, we may be unable to put our second-generation satellite constellation into service, which would adversely affect our results of operations, financial condition and liquidity.

A natural disaster could diminish our ability to provide communications service.

Natural disasters could damage or destroy our ground stations resulting in a disruption of service to our customers. In addition, the collateral effects of such disasters such as flooding may impair the functioning of our ground equipment. If a future natural disaster impairs or destroys any of our ground facilities, we may be unable to provide service to our customers in the affected area for a period of time. Even if our gateways are not affected by natural disasters, our service could be disrupted if a natural disaster damages the public switch telephone network or terrestrial wireless networks or our ability to connect to the public switch telephone network or terrestrial wireless networks. Such failure or service disruptions could harm our business and results of operations.

We may not be able to launch our satellites successfully. Loss of a satellite during launch could delay or impair our ability to offer our services or reduce our revenues and launch insurance will not fully cover this risk.

We have in the past insured the launch of our satellites, but we do not insure our existing satellites during their remaining in-orbit operational lives. We will insure the launch of our remaining four spare satellites, which we expect will be launched later in 2007. Insurance proceeds would likely be available in the event of a launch failure, but acquiring replacements for any of these four spares is not feasible and any insurance proceeds would not cover lost revenue.

Our launch failure insurance policy includes specified exclusions, deductibles and material change limitations. Some (but not all) exclusions include damage arising from acts of war, anti-satellite devices and other similar potential risks for which exclusions were customary in the industry at the time the policy was written.

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

Northern Sky Research estimates that development of an independent terrestrial network to provide ATC services could cost $2.5 to $3.0 billion in the United States alone. Therefore, full exploitation of our ATC opportunity probably will require us to form partnerships, service contracts or other joint venture arrangements with other telecommunications or spectrum-based service providers. We may not be able to establish such arrangements at all or on favorable terms and, if such arrangements are established, the other parties may not fulfill their obligations. If we are unable to form a suitable partnership or enter into a service contract or joint venture agreement, we may not be able to realize our plan to offer ATC services, which would limit our ability to expand our business and reduce our revenues and profitability. In addition, in such event we will lose any resources we have invested in developing ATC services, which may be substantial.

ATC spectrum access is limited by regulatory and technological factors. If we are unable to work within these limitations, our anticipated future revenues and profitability will be reduced, and we could lose all or much of our investment in developing ATC services.

We have been granted authority to use a finite quantity of radio spectrum for ATC services. Our ATC license currently is limited to 11 MHz, or 5.5 MHz of spectrum in each of the L and S bands. Any ATC use of more than 11 MHz of spectrum would require a change in or waiver of FCC rules. While we have applied for a change in the rules, no such change may occur. In addition, our authority to provide ATC services is contingent on our continuing to offer satellite services to our customers and having a usable in-orbit spare satellite at the time we begin to offer ATC services. Accordingly, we must continue to provide communication between our satellites and the gateways when we commence providing ATC services through our network. If we are not able to manage our satellite and ATC spectrum use dynamically and efficiently, we may not be able to realize the full value of our ATC license.

The FCC rules governing ATC are relatively new and are subject to interpretation. These rules require ATC service providers to demonstrate that their mobile satellite and ATC services constitute an “integrated service offering.” The FCC has indicated that one means of meeting this requirement is through the use of dual-mode mobile satellite services/ATC user terminals. Although we believe we can obtain and sell dual-mode mobile satellite services/ATC user terminals that will comply with the ATC rules, the scope of ATC services that we will be permitted and required to provide under our existing FCC license is unclear and we may be required to seek amendments to our ATC license to execute our business plan. The development and operation of our ATC system may also infringe on unknown and unidentified intellectual property rights of other persons, which could require us to modify our business plan, thereby increasing our development costs and slowing our time to market. If we are unable to meet the regulatory requirements applicable to ATC services or develop or acquire the required technology, we may not be able to realize our plan to offer ATC services, which would decrease our revenues and profitability.

If the FCC were to reduce our existing spectrum allocation or impose additional spectrum-sharing requirements on us, our services and operations could be adversely affected.

Under the FCC’s plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However, there is a potential German CDMA system called Courier which may be built and which may use our frequencies. In July 2004, the FCC released rules which require us to share 3.1 MHz of the 1610.25 to 1621.35 MHz portion of our uplink band with Iridium and the 2496 to 2500 MHz portion of our downlink band with terrestrial operators providing broadband radio service. The FCC also asked for comment on whether Iridium should be allowed to share the 1616 to 1618.25 MHz portion of the 1.6 GHz band. Although we continue to contest vigorously any proposed additional sharing of our spectrum, we may not retain exclusive use of all of our existing spectrum. If we are required to share additional frequency bands or if Iridium or an operator of a CDMA system uses these frequencies, it may reduce our usable capacity and thereby decrease the value of our spectrum.

Spectrum values historically have been volatile, which could cause the value of our company to fluctuate.

Our business plan is evolving and it may include forming strategic partnerships to maximize value for our spectrum, network assets and combined service offerings in the United States and internationally. Values that we may be able to realize from such partnerships will depend in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands historically have been volatile, and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability (e.g., via spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value of our spectrum authorizations and business.

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

In April 2001, Iridium, our principal worldwide mobile satellite competitor, exited bankruptcy and resumed commercial service in competition with us. Iridium has a long-term contract from the United States Department of Defense. ICO Global Communications is expected to complete its system and compete with us in the future. TMI/TerreStar also holds a 2 GHz satellite license and is constructing a system that may compete with us in the future. In addition, we may face competition from new competitors or new technologies, which may materially adversely affect our business plan. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue.

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

Additionally, the extension of terrestrial telecommunications services to regions previously underserved or not served by wireline or wireless services may reduce demand for our service in those regions. These land-based telecommunications services have been built quickly; therefore, demand for our products and services may decline in these areas more rapidly than we assumed in formulating our business plan. This development has led, in part, to our efforts to identify and sell into geographically remote markets and further the deployment of user terminals and data products in these markets. If we are unable to attract new customers in these regions, our customer base may decrease, which could have a material adverse effect on our business prospects, financial condition and results of operations.

The loss of customers, particularly our large customers, may reduce our future revenues.

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, more rapid than anticipated degradation of our constellation or for other reasons. Our top 10 customers for the year ended December 31, 2006 and the six months ended June 30, 2007 accounted for, in the aggregate, approximately 22% and 17% of our total revenues of $136.7 million and $49.0 million, respectively. For the year ended December 31, 2006 and the six months ended June 30, 2007, revenues from our largest customer were $5.4 million, or 3.9%, and $2.6 million, or 5.4% of our total revenues, respectively. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our profitability could be significantly reduced through the loss of these revenues. In addition, we may be required to record additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 10% of our total service revenue for both the year ended December 31, 2006 and the six months ended June 30, 2007. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty.

We will need additional capital to maintain our network and to pursue future growth opportunities. If we fail to obtain sufficient capital, we will not be able to complete our business plan.

Our business plan calls for the launch of spare and new satellites, upgrading our ground stations, phones and data terminals and entering into joint ventures to develop ATC and other international services and products. We may not be able to obtain in a timely manner sufficient funds to develop and launch such satellites, upgrade our ground component or develop our ATC services and products. If we do not generate the amount of cash we expect from our operations or do not receive the entire remaining commitment from the irrevocable standby stock purchase agreement with Thermo Funding Company or raise funds through additional issuance of debt and/or equity securities, we will not be able to complete our current business plan, and will be required to revise the plan to one that can be accomplished with our available capital, which could make us less competitive and reduce our future revenue and profitability.

Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services, slow our expansion into new markets and subject our services to additional competitive pressures.

Our ownership and operation of wireless communication systems are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar local authorities. The rules and regulations of the FCC or these foreign authorities may change and may not continue to permit our operations as presently conducted or as we plan to conduct them. For example, the FCC has cancelled and has refused, to date, to reinstate our license for spectrum in the 2 GHz band.

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

Our current regulatory approvals could now be, or could become, insufficient in the view of foreign regulatory authorities. Furthermore, any additional necessary approvals may not be granted on a timely basis, or at all, in all jurisdictions in which we wish to offer services, and applicable restrictions in those jurisdictions could become unduly burdensome.

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

Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our mobile satellite services in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Venezuela and Central America. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. The contract for the launch of our eight spare satellites and a substantial majority of our obligations, including the funds held in escrow to secure our payment obligations, under the contract for construction of our second-generation satellite constellation are denominated in Euros. We expect our obligations for launch of the second-generation satellites also to be in Euros.  Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 33% and 38% of our total sales were to retail customers in Canada, Europe and Venezuela during the year ended December 31, 2006 and the six months ended June 30, 2007. Our results of operations for the year ended December 31, 2006 and the six months ended June 30, 2007 reflected a loss of $4.0 million and a gain of $1.1 million, respectively, on foreign currency transactions. Our exposure to fluctuations in currency exchange rates has increased significantly as a result of our satellite contracts. We may be unable to offset unfavorable currency movements as they adversely effect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

If we become subject to unanticipated foreign tax liabilities, it could materially increase our costs.

We operate in various foreign tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.

We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.

We depend on QUALCOMM for gateway hardware and software, and also as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates QUALCOMM proprietary technology. Ericsson OMC Limited and Telit, which until 2000 manufactured phones and other products for us, have discontinued manufacturing these products, and QUALCOMM may choose to terminate its business relationship with us when its current contractual obligations are completed in approximately three years. In addition, we currently have a maintenance and support contract with QUALCOMM that renews annually. If QUALCOMM terminates any one of these relationships, we may not be able to find a replacement supplier. Although the QUALCOMM relationship might be replaced, there could be a substantial period of time in which our products or services are not available and any new relationship may involve a significantly different cost structure, development schedule and delivery times.

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

Space Systems/Loral manufactured our eight spare satellites, four of which were launched in May 2007, and the remainder of which are being prepared for launch later in 2007. We are dependent on third parties to test, prepare for launch and provide certain services in support of the launch of our satellites. We contracted with Starsem to launch the spare satellites.  A limited number of vendors are available to provide launch services for the second-generation constellation.

On November 30, 2006, we entered into an agreement with Thales Alenia Space (formerly known as Alcatel Alenia Space) to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services. In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment for our second-generation satellite constellation. We do not have an alternative source in the event that Thales Alenia Space is unable or unwilling to fulfill these contracts.

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

Our indebtedness could adversely affect our financial condition. If the $150.0 million in committed facilities under our credit agreement had been drawn fully at June 30, 2007, our indebtedness would have been $150.5 million. This would have resulted in annual interest expense of approximately $16.6 million, assuming an interest rate of 11.0%. Our indebtedness could:

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

To address this issue, we have hired additional high-level accounting personnel and have instituted additional procedures for inter-departmental communication and staff meetings. In connection with their audit of our 2006 financial statements, Crowe Chizek also advised our management and board of directors that it had identified a significant deficiency in our internal controls related to the revenue recognition process for annual service plans. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. We have begun implementing the remediation plan to address the material weakness and significant deficiency in expectation of being fully compliant by December 31, 2007. However, we cannot assure you that we will be successful or that our auditors will determine that we have satisfactorily addressed these issues.

We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate, including to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at or before December 31, 2007, the date by which we are required to comply with it.

Any material weakness or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and NASDAQ Global Select Market listing standards or cause our financial statements to contain material misstatements, which could cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding Company LLC, an affiliate of ours, pursuant to which the latter agreed to purchase up to 12,371,136 shares of Common Stock at a price of $16.17 per share. On April 30, 2007 and May 9, 2007, Thermo Funding Company purchased 1,546,073 and 618,429 shares of common stock for $25.0 million and $10.0 million, respectively. Thermo Funding Company had purchased 6,592,342 of such shares as of June 30, 2007 for an aggregate purchase price of $106.6 million. The standby stock purchase agreement was required by the lender as a condition to entering into our credit agreement. The sale of these shares was exempt from registration under Section 4(2) of the Securities Act.

On November 7, 2006, we completed the initial public offering of our Common Stock pursuant to a registration statement on Form S-1 (File No. 333-135809) declared effective by the Securities and Exchange Commission on November 1, 2006. The managing underwriters for the offering were Wachovia Securities and JP Morgan. Pursuant to the registration statement, we sold 7,500,000 shares of Common Stock at $17.00 per share for an aggregate offering of $127.5 million. After deducting underwriting discounts and commissions of approximately $8.9 million and other estimated offering costs of approximately $1.9 million, our net proceeds from the initial public offering were approximately $116.6 million. As of June 30, 2007, we have used $33.3 million to repay our revolving credit facility, which, subject to the terms of the credit agreement, may be redrawn subsequently, and $27.8 million to make initial payments on our second-generation satellite contract and have distributed $685,848 to Thermo as required by our former operating agreement and permitted by our credit agreement. Of the remaining proceeds, $54.8 million has been placed in an escrow account to secure our payment obligations related to the contract with Thales Alenia Space for the construction of our second-generation constellation.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with the company’s Annual Meeting of Stockholders held on May 21, 2007, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing 88.1% of the shares eligible to vote) were cast at that meeting:

1. Election of Class A Directors

	Votes
Name	For	Against	Withheld

Richard S. Roberts	64,674,169	—	1,323,485

J. Patrick McIntyre	65,969,950	—	27,704

2. Ratify appointment of Crowe Chizek and Company LLP as the company’s independent auditors

	Votes
	For	Against	Abstain

Ratify Crowe Chizek and Company LLP	65,980,572	15,129	1,953

Item 5. Other Information

Designated Executive Officer Award Agreement

Effective August 10, 2007 (the “Effective Date”), the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company’s Executive Incentive Compensation Plan (as described in the Company’s Definitive Proxy Statement filed April 24, 2007) and awards of restricted stock or restricted stock units under the Company’s 2006 Equity Incentive Plan to the participants in that plan:  Fuad Ahmad, Anthony J. Navarra, Steven Bell (the “Named Executive Officers”) and two other executive officers who are not Named Executive Officers pursuant to agreements (the “Award Agreements”) between the Company and each of such officers. The Named Executive Officers and the two other executive officers are referred to below as “Participants.” Capitalized terms not otherwise defined have the meaning in the forms of the Award Agreement filed as Exhibits 10.1 and 10.2.

Each Award Agreement provides that the Participant will receive awards of restricted common stock (or for Mr. Bell, restricted stock units, which upon vesting, each entitle him to one share of Globalstar common stock). Current Award #1 consists of 71,499 shares of restricted stock, having a fair market value of $750,000 on the Effective Date, that vest in three equal portions in 2008, 2009 and 2010 on the third business day after Globalstar announces its earnings for the immediately preceding fiscal year (each an “Annual Vesting Date”). Current Award #2 consists of 285,987 shares of restricted stock, having a fair market value of $3,000,000 on the Effective Date, that vests in 2011 on the third business day after Globalstar announces its earnings for the fiscal year ended December 31, 2010. Each Award Agreement also provides for the grant of Future Awards having a fair market value of $750,000 each on the grant dates in 2008, 2009, and 2010. Total benefits per Participant (valued at the grant date) are $6.0 million, which represents an increase of $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new Award Agreements extend the vesting period by up to two years and provide for payment in shares of Common Stock instead of cash, thereby enabling the Company to conserve its cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades.

If the Company or stockholders owning more than 50% of the Company’s outstanding voting stock enter into one or more final and binding agreements that would result in a Change of Control before all Awards have been granted and all shares subject thereto have vested, all non-granted Awards or unvested shares under the Awards will be granted on vest seven trading days before the effective date of the Change of Control, except in the following circumstances.  If the agreement governing the Change of Control transaction includes assumption or substitution of the Awards by the successor and requires that a Participant remain employed by the Company or its successor for up to 12 months after the effective date of the Change of Control at a compensation level not less than the compensation received (except pursuant to the Award Agreement) prior to the Change in Control, the Participant agrees, under certain circumstances, to accept employment and any unvested Awards at the effectiveness of the Change of Control will vest on the earlier of 12 months following the Change of Control or termination of the Participant’s employment by the Company or its successor.   If the agreement governing the Change of Control transaction includes assumption or substitution of the Awards by the successor and requires that a Participant remain employed by the Company or its successor for more than 12 months after the effective date of the Change of Control, the Participant agrees, under certain circumstances, to accept employment for up to 24 months and any Awards will vest as to 50% on each of the first and second anniversaries of the Change of Control unless the Participant is terminated prior to those times or the vesting date in 2011 occurs.

All Awards not previously granted or vested under the Award Agreements will be granted and vested immediately (subject to the Company’s Insider Trading Policy and applicable law) upon the Compensation Committee’s determination that at least 24 second-generation satellites have entered commercial service and are performing satisfactorily in carrying two-way voice and data, revenue capable, communications service.

Except in the circumstances described below, termination of a Participant’s employment by the Company for any reason or a Participant’s resignation for any reason will result in forfeiture of previously awarded but unvested Awards or restricted stock and forfeiture of any right to receive additional Awards.  If the Company terminates a Participant other than for Cause before any Annual Vesting Date, a pro rata portion of the shares that would have vested on the next Annual Vesting Date will vest.  If the Company terminates a Participant other than for Cause and the effective date of a Change of Control occurs within six months after such termination, the Participant will receive any shares he would have been entitled to receive if the Participant had been employed on the effective date of the Change of Control.  In addition, if these exceptions do not apply and a Participant’s employment terminates prior to the Annual Vesting Date in 2011 due to the Participant’s death or disability, the Participant’s legal beneficiary will receive any shares that would have vested on the next Annual Vesting Date.

Item 6. Exhibits

Number	Description

10.1	Form of Designated Executive Award Agreement under the 2006 Globalstar, Inc. Equity Incentive Plan for the U.S. domiciled executives

10.2	Form of Designated Executive Award Agreement under the 2006 Globalstar, Inc. Equity Incentive Plan for the Canadian domiciled executive

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

	By:	/s/ JAMES MONROE III
Date: August 14, 2007		James Monroe III
Chairman and Chief Executive Officer

	By:	/s/ FUAD AHMAD
Date: August 14, 2007		Fuad Ahmad
Vice President and Chief Financial Officer