Form 10-Q
period 2007-09-30
Globalstar, Inc.
filed 2007-11-14
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2007, there were 82,671,224 shares of $0.0001 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenue:
Service revenue	$21,263	$27,649	$58,713	$69,851
Subscriber equipment sales	4,425	11,046	15,966	37,585
Total revenue	25,688	38,695	74,679	107,436
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,307	6,695	20,428	20,583
Cost of subscriber equipment sales	3,390	10,902	11,398	36,671
Marketing, general, and administrative	12,069	10,543	34,185	31,234
Depreciation and amortization	3,264	1,726	8,225	4,424
Impairment of assets	—	—	17,255	—
Total operating expenses	26,030	29,866	91,491	92,912
Operating income (loss)	(342)	8,829	(16,812)	14,524
Other income (expense):
Interest income	734	80	2,253	446
Interest expense	(341)	(148)	(1,037)	(256)
Interest rate derivative loss	(2,297)	(2,919)	(751)	(2,919)
Other	3,827	(84)	4,874	(1,844)
Total other income (expense)	1,923	(3,071)	5,339	(4,573)
Income (loss) before income taxes	1,581	5,758	(11,473)	9,951
Income tax expense (benefit)	929	3,057	118	(14,402)
Net income (loss)	$652	$2,701	$(11,591)	$24,353
Earnings (loss) per common share:
Basic	$0.01	$0.04	$(0.15)	$0.39
Diluted	$0.01	$0.04	$(0.15)	$0.39
Weighted-average shares outstanding:
Basic	78,000,148	62,875,494	75,613,583	62,267,130
Diluted	79,043,868	63,205,206	75,613,583	62,596,842

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$36,339	$43,698
Accounts receivable, net of allowance of $3,197 (2007) and $3,609 (2006)	14,998	19,543
Inventory	46,288	33,754
Advances for inventory	10,747	15,550
Deferred tax assets	2,330	1,495
Prepaid expenses and other current assets	3,061	2,512
Total current assets	113,763	116,552

Property and equipment:
Spare satellites and launch costs	88,234	87,813
Second-generation satellites	120,277	26,328
Globalstar System, net	41,345	15,576
Other property and equipment, net	8,642	7,005
	258,498	136,722

Other assets:
Restricted cash	58,281	52,581
Deferred tax assets	19,291	18,763
Other assets, net	8,061	7,083
Total assets	$457,894	$331,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$263	$285
Accounts payable	3,027	11,468
Accrued expenses	15,879	17,224
Payables to affiliates	5,678	6,019
Deferred revenue	21,301	24,720
Total current liabilities	46,148	59,716

Notes payable, net of current portion	167	417
Employee benefit obligations, net of current portion	2,123	2,079
Long term tax payable	499	—
Other non-current liabilities	4,715	3,843
Total non-current liabilities	7,504	6,339

Redeemable common stock; 259,845 and 347,451 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	3,700	4,949

Shareholders’ equity:
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized, issued and outstanding — none	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized, 82,412,127 shares issued and outstanding at September 30, 2007 and 72,544,543 shares issued and outstanding at December 31, 2006	8	7
Additional paid-in capital	387,004	238,919
Accumulated other comprehensive income (loss)	2,815	(1,166)
Retained earnings	10,715	22,937
Total shareholders’ equity	400,542	260,697

Total liabilities and shareholders’ equity	$457,894	$331,701

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$(11,591)	$24,353
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(510)	(17,372)
Depreciation and amortization	8,225	4,424
Interest rate derivative (gain)	751	2,919
Stock-based compensation expense	5,409	—
Loss (gain) on disposal of fixed assets	(137)	1
Provision for bad debts	425	898
Interest income on restricted cash	(1,557)	—
Contribution of services	315	108
Impairment of assets	17,255	—
Amortization of deferred financing costs	332	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5,132	(1,776)
Inventory	(25,447)	(11,171)
Advances for inventory	6,607	(5,816)
Prepaid expenses and other current assets	(429)	585
Other assets	327	(545)
Accounts payable	(8,549)	2,081
Payables to affiliates	128	5,281
Accrued expenses and employee benefit obligations	(4,036)	3,814
Other non-current liabilities	(109)	—
Deferred revenue	(4,152)	5,044
Net cash from operating activities	(11,611)	12,828
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(125,850)	(56,163)
Property and equipment additions	(2,702)	(3,795)
Proceeds from sale of property and equipment	263	—
Payment for intangible assets	(214)	—
Payment for business acquisition	—	(191)
Net cash from investing activities	(128,503)	(60,149)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	23,302
Payment of principal on notes payable	(273)	(22)
Proceeds from Thermo under the irrevocable standby stock purchase agreement	140,255	15,000
Proceeds from subscription receivable	—	13,000
Deferred financing cost payments	(1,533)	(6,355)
Net cash from financing activities	138,449	44,925
Effect of exchange rate changes on cash	(5,694)	(164)
Net increase (decrease) in cash and cash equivalents	(7,359)	(2,560)
Cash and cash equivalents, beginning of period	43,698	20,270
Cash and cash equivalents, end of period	$36,339	$17,710
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,301	$1,023
Income taxes	$84	$105
Supplemental disclosure of non-cash financing and investing activities:
Conversion of redeemable common stock to common stock	$1,249	$—
Accrued launch costs and second-generation satellites costs	$347	$7,443
Distribution payable to member	$—	$686
Issuance of redeemable common stock in conjunction with acquisition	$—	$5,198
Capitalization of interest for spare and second-generation satellites and launch costs	$—	$920

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year or any future period. Globalstar’s results of operations are subject to seasonal usage changes. The months of April through October are typically peak months for service revenues and equipment sales. Government customers in North America tend to use Globalstar’s services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

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

Other income (expense) includes foreign exchange transaction gains of $3.8 million and $4.9 million for the three and nine months ended September 30, 2007, respectively, and losses of $0.1 million and $1.8 million for the three and nine months ended September 30, 2006, respectively.

Impairment of assets

During the three and nine months ended September 30, 2007, the Company recognized $0 and $17.3 million, respectively, impairment charge on its inventory representing a write-down on its first-generation phone and accessory inventory. This charge was recognized after assessment of the Company’s inventory quantities and its recent and projected equipment sales. There was no such charge in the same period in 2006.

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites, including satellites put into service which were previously recorded as spare satellites and held as ground spares until the Company launched four satellites each in May and October 2007; as each of these satellites are put into service, the Company will incorporate the costs related to the satellite into the Globalstar System and depreciate the costs for each particular satellite over an estimated life of eight years from its “In-Service Date.”

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

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings (loss) per common share
Net income (loss)	$652	78,000,148	$0.01	$(11,591)	75,613,583	$(0.15)
Effect of Dilutive Securities
Stock Options to Director		87,604			—
GAT acquisition		535,880			—
Unvested restricted stock		420,236			—
Diluted earnings (loss) per common share	$652	79,043,868	$0.01	$(11,591)	75,613,583	$(0.15)

Unvested restricted stock of 218,415 and 1,560,696 shares of Common Stock, respectively, were excluded from the computation of diluted shares outstanding for both the three and nine months ended September 30, 2007 as their inclusion would have been anti-dilutive.

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

Under the terms of the acquisition agreement, the Company was obligated either to redeem the original stock issued to the selling stockholders in January 2006 for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of that stock multiplied by the 5-day average closing price of the Company stock for the period ending November 22, 2006. In accordance with a supplemental agreement dated December 21, 2006 with certain selling stockholders, the Company elected to make payment in Common Stock and issued 259,845 shares of additional Common Stock to certain selling stockholders. Under this supplemental agreement this stock was valued at approximately $3.7 million. However, it was not registered and therefore was not marketable. Accordingly, this supplemental agreement also provided that, in order to compensate the selling stockholders for the inability to sell these shares, every month the Company will pay interest on $3.7 million at the monthly New York prime rate until these shares become marketable, but not later than December 31, 2007. During the three and nine months ended September 30, 2007, the related interest expense incurred was approximately $75,000 and $228,000, respectively.

The Company has the right to register, before December 22, 2007, the 259,845 shares of Common Stock delivered in December 2006. If it does so and the Company has met in full its obligation to pay interest on $3.7 million, the interest obligation ceases as of the date this registration statement becomes effective. The Company also has the right to register additional shares of sufficient value on the effective date of the registration statement to pay the interest obligation in Common Stock. In addition, if the per share market value of the Company’s Common Stock on December 22, 2007 multiplied by 259,845 is less than $3.7 million minus the sum of interest payments made on the $3.7 million on or before December 28, 2007, the Company will be required to pay the shortfall to these selling stockholders. However, if the Company shall have also registered sufficient additional stock to pay the interest obligation and distributes it to the selling stockholders, they are obligated to accept the tender, return to the Company the interest previously paid in cash, and all obligations of the Company under the acquisition agreement and the supplemental agreement will be deemed to have been satisfied.

During December 2006, the Company reached a settlement with the remaining selling stockholder and issued 15,109 shares of Common Stock to such stockholder. The 15,109 shares issued during December 2006 and the original 4,380 shares issued in January 2006 to this selling stockholder were not considered redeemable as of December 31, 2006.

In accordance with the supplemental agreement, on January 31, 2007, the remaining 87,606 shares of Common Stock associated with the original 91,986 shares distributed in January 2006, were not considered redeemable. As of September 30, 2007, 259,845 shares of redeemable Common Stock were outstanding.

Note 4: Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Globalstar System:
Space segment	$37,556	$5,832
Ground segment	21,404	21,033
Second-generation satellites	120,277	26,328
Spare satellites and launch costs	88,234	87,813
Furniture and office equipment	12,555	9,631
Land	1,991	2,089
Leasehold improvements	1,592	1,477
Construction in progress	1,238	16
Buildings	484	484
	285,331	154,703
Accumulated depreciation	(26,833)	(17,981)
	$258,498	$136,722

Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and launch costs, second-generation satellites and support equipment located in various countries around the world. On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price is approximately €662.6 million (approximately $923.1 million at a weighted average conversion rate of €1.00 = $1.3932 at September 30, 2007) including approximately €146.3 million which will be paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.294. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At September 30, 2007, $58.3 million was held in escrow to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation. Funds which the Company escrows to support this contract are not available for other corporate purposes. At the Company’s request, Thales Alenia Space has presented a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.6 million to $19.1 million at € 1.00 = $1.4272). In September 2007, the Company accepted the first portion of this plan with an additional cost of €1.9 million ($2.7 million at €1.00 = $1.4272). The Company cannot assure you that any of the remaining acceleration will occur.

As of September 30, 2007 and December 31, 2006, capitalized interest included within spare and second-generation satellites and launch costs was $0.9 million. No interest was capitalized during the three and nine months ended September 30, 2007. Depreciation expense for the three and nine months ended September 30, 2007 was $3.2 million and $8.1 million, respectively, and $1.7 million and $4.3 million for the three and nine months ended September 30, 2006, respectively.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.8 million at a conversion rate of €1.00 = $1.4272) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

On September 5, 2007, the Company and Arianespace entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, Arianespace will make four launches of six satellites each, and the Company has the option to require Arianespace to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures” for a schedule of the payments to Arianespace. The anticipated time period for the first four launches ranges from as early as the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by the Company or Arianespace may result in adjustments to the payment schedule.

To augment its existing satellite constellation, the Company successfully launched its eight spare satellites in two separate launches of four satellites each on May 29, 2007 and October 21, 2007. The Company no longer has any ground spare satellites remaining to be launched.

Note 5: Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued property and other taxes	$4,542	$3,176
Accrued compensation and benefits	2,929	5,757
Customer deposits	2,848	1,489
Accrued professional fees	848	1,493
Accrued marketing costs	606	11
Commitment fees related to delayed draw term loan and revolving credit facility	588	731
Accrued telecom costs	508	342
Accrued commissions	419	610
Warranty reserve	210	879
Accrued expenses related to spare satellite launch costs	205	51
Employee benefit obligation – current portion	—	443
Other accrued expenses	2,176	2,242
	$15,879	$17,224

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

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Balance, at the beginning of period	$359	$1,288	$879	$977
Provision	(114)	321	(285)	1,323
Utilization	(35)	(385)	(384)	(1,076)
Balance, at the end of period	$210	$1,224	$210	$1,224

Note 6: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions and are comprised of the following (in thousands):

	September 30,2007	December 31, 2006

QUALCOMM	$5,520	$5,847
Thermo Capital Partners	158	172
	$5,678	$6,019

Thermo incurs certain general and administrative expenses on behalf of the Company, which are reimbursed by the Company. Total expenses were approximately $45,000 and $143,000 for the three and nine months ended September 30, 2007, respectively, and $0 and $20,000, respectively, for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, the Company also recorded $141,000 and $315,000, respectively, of expenses related to services provided by officers of Thermo, which were accounted for as a contribution to capital. Similar expenses for the three and nine months ended September 30, 2006, were $36,000 and $108,000, respectively. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

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

Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 15% to 25% of the total order as advances for inventory. As of September 30, 2007 and December 31, 2006, total advances to QUALCOMM for inventory were $10.7 million and $15.3 million, respectively. Under the new agreements, Globalstar did not receive any additional discounts from QUALCOMM. The total orders placed with QUALCOMM as of September 30, 2007 and December 31, 2006 were approximately $189.1 million and $186.7 million, respectively, with outstanding commitment balances of approximately $60.7 million and $86.7 million, respectively.

See Notes 11 and 16 for details on financing transactions with an affiliate of Thermo.

Purchases from Affiliates

Total purchases from affiliates are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

QUALCOMM	$9,794	$13,933	$32,486	$49,574
Other affiliates	6,326	69	13,690	88
Total	$16,120	$14,002	$46,176	$49,662

Revenues from Affiliates

Total usage revenues from affiliates were $113,000 and $425,000 for the three and nine months ended September 30, 2007, respectively, and $800,000 and $1,300,000 for the three and nine months ended September 30, 2006, respectively. Total equipment revenues from affiliates were $18,000 and $59,000 for the three and nine months ended September 30, 2007, respectively, and $1,100,000 and $3,400,000 for the three and nine months ended September 30, 2006, respectively.

Note 8: Pension and Other Employee Benefit Plans

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Interest cost	$190	$184	$570	$551
Expected return on plan assets	(200)	(174)	(600)	(523)
Actuarial loss, net	15	23	45	68
Net periodic benefit cost	$5	$33	$15	$96

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

The application of FIN 48 resulted in a cumulative adjustment of $0.6 million which decreased retained earnings. This decrease was a result of an unrecognized tax benefit of approximately $72.5 million which was substantially offset by the application of a valuation allowance. The unrecognized tax benefit did not change significantly during the nine months ended September 30, 2007. In addition, future changes in the unrecognized tax benefit may not have an impact on the effective tax rate due to the existence of the valuation allowances on most of the Company’s deferred tax assets.

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

Prior to the Company’s adoption of FIN 48, its policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company has computed interest on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in its tax returns. Upon adoption of FIN 48, the Company has elected an accounting policy to also classify accrued interest and penalties related to unrecognized tax benefits in its income tax provision. As of January 1, 2007, the Company had recorded a liability of $0.6 million that included approximately $60,000 and $50,000 for the payment of interest and penalties, respectively.

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

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$652	$2,701	$(11,591)	$24,353
Other comprehensive income:
Foreign currency translation adjustments	1,488	134	4,184	1,866
Minimum pension liability adjustment	—	—	(203)	—

Total comprehensive income (loss)	$2,140	$2,835	$(7,610)	$26,219

Note 11: Globalstar Financing Transactions

As required by the lender under the Company’s credit agreement discussed below, the Company executed an agreement with Thermo Funding Company LLC (“Thermo Funding Company”), an affiliate of Thermo, to provide Globalstar up to an additional $200.0 million of equity via an irrevocable standby stock purchase agreement. The irrevocable standby purchase agreement allows the Company to put up to 12,371,136 shares of its Common Stock to Thermo Funding Company at a predetermined price of approximately $16.17 per share when the Company requires additional liquidity or upon the occurrence of certain other specified events. Thermo Funding Company also may elect to purchase the shares at any time. Minority stockholders of Globalstar as of June 15, 2006 who are accredited investors and who received at least thirty-six shares of Globalstar Common Stock as a result of the Old Globalstar bankruptcy will be provided an opportunity to participate in this financing. The following table sets forth information with respect to shares purchased by Thermo Funding Company pursuant to the agreement through September 30, 2007:

Date of Purchase	Number of Shares	Purchase Price (in millions)
June 30, 2006	927,840	$15.0

December 5, 2006	2,000,000	32.3

February 5, 2007	1,500,000	24.3

April 30, 2007	1,546,073	25.0

May 9, 2007	618,429	10.0

July 31, 2007	2,164,502	35.0

September 7, 2007	1,236,858	20.0

September 27, 2007	1,607,916	26.0

Total	11,601,618	$187.6

In November 2007, Thermo Funding Company purchased the remaining shares of Common Stock subject to the agreement and fully satisfied its commitment. See Note 16 for details.

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

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011. Revolving credit loans will bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%. The delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated and the revolving credit facility has an annual commitment fee of 0.5% on the undrawn balance. Commitment fees incurred during the three and nine months ended September 30, 2007 were $588,000 and $1,720,000, respectively. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, the Company entered into a five-year interest rate swap agreement (see Notes 15 and 16). The loans may be prepaid without penalty at any time. The Company’s indebtedness under the agreement is guaranteed by its principal domestic subsidiaries and is secured by a first lien on its and their property. The agreement contains covenants limiting the Company’s ability to dispose of assets, change its business, merge, make acquisitions, incur indebtedness or liens, pay dividends, make investments or engage in certain transactions with its affiliates. Additionally, the agreement contains covenants requiring Globalstar to maintain certain financial and operating covenants and restricting capital expenditures. The Company was in compliance with all related covenants at September 30, 2007.

As of September 30, 2007, there were no drawings under the $50.0 million revolving credit facility. For each of the three and nine months ended September 30, 2007, the weighted average annualized interest rate on the outstanding revolving credit loans was 0%, because there was no outstanding debt during the periods.

In November 2007, Thermo Funding Company agreed to assume the lenders’ obligations under the credit agreement. See Note 16.

Note 12: Equity Incentive Plan

On July 12, 2006, the Company’s board of directors adopted and a majority of the Company’s stockholders approved the Globalstar, Inc. 2006 Equity Incentive Plan (“Equity Plan”), which became effective upon the registration of the Company’s Common Stock under the Securities Act of 1933 in November 2006. The purpose of the Equity Plan is to make available incentives that will assist the Company in attracting, retaining and motivating employees, directors and consultants whose contributions are essential to its success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares or performance units. The Equity Plan is administered by the Compensation Committee of the board of directors. On November 9, 2006, the Company registered under the Securities Act 1,200,000 shares of its Common Stock for issuance under the Equity Plan and, on November 10, 2006, the Compensation Committee authorized granting restricted stock and restricted stock unit awards for an aggregate of approximately 295,000 shares of Common Stock to substantially all the Company’s employees. Since this initial grant, the Company has granted additional restricted stock and restricted stock unit awards to its employees as a part of its equity incentive plans. The Company’s equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. The fair value of these grants is measured based upon the market price of the underlying Common Stock at the date of the grant.

As per the terms of the restricted stock awards and the restricted stock units, 25% of the shares granted vest within six months of the grant date and the remainder vest on November 9, 2009, subject to certain acceleration clauses upon satisfactory completion of Company wide goals.

Approximately 1,335,000 and 1,393,000 restricted stock awards and restricted stock units were granted during the three and nine months ended September 30, 2007, respectively. In January 2007, the Company’s board of directors approved an additional 600,000 shares of the Company’s Common Stock for issuance under the Equity Plan. On August 9, 2007, the Company registered under the Securities Act the additional 600,000 shares of Common Stock for issuance under the Equity Plan.

Effective August 10, 2007 (the “Effective Date”), the board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company’s Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company’s 2006 Equity Incentive Plan to five executive officers (the “Participants”). Each award agreement provides that the recipient will receive awards of restricted Common Stock (or, for the non-U.S. Participant, restricted stock units, which upon vesting, each entitle him to one share of Globalstar Common Stock). Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new award agreements extend the vesting period by up to two years through 2011 and provide for payment in shares of Common Stock instead of cash, thereby enabling the Company to conserve its cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades.

In January 2005, the Company promised one of its board members an option to purchase up to 120,000 shares at a price of approximately $2.67 per share (as adjusted for a six-for-one stock split). This option vested fully in March 2006. The grant date intrinsic value and fair value of this award were approximately nil and $40,000, respectively. The intrinsic value at September 30, 2007 was approximately $559,000. There have been no other stock option grants. In August 2007, the Compensation Committee approved compensating the Company’s independent directors for their services with restricted stock awards in lieu of cash compensation. The dollar value of such compensation is fixed and the number of restricted stock awards to be issued is based upon value of the Company’s Common Stock on the issuance date.

Note 13: Litigation

The Company is involved in certain litigation matters as discussed below.

On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”) in the Southern District of New York alleging that the Company’s registration statement related to its initial public offering (“IPO”) in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. On August 15, 2007, the lead plaintiff filed its Securities Class Action Consolidated Amended Complaint. The Amended Complaint reasserts claims against the Company and the Company’s CEO and CFO, and adds as defendants the three co-lead underwriters of the IPO, Wachovia Capital Markets, LLC, JPMorgan Securities, Inc. and Jefferies & Company, Inc. It cites a drop in the trading price of the Company’s Common Stock that followed its filing, on February 5, 2007, of a Current Report on Form 8-K relating in part to changes in the condition of its satellite constellation. It seeks, on behalf of a class of purchasers of the Company’s Common Stock who purchased shares in the IPO or traceable to the IPO from November 2, 2006 through February 6, 2007, recovery of damages under Sections 11 and 15 of the Securities Act of 1933, and rescission under Section 12(a)(2) of the Securities Act of 1933. The Company intends to defend the matter vigorously.

On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE). The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because Globalstar did not perform according to its representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and the Company filed a motion to dismiss the complaint on July 6, 2007. On September 25, 2007, the court issued an order granting in part and denying in part the Company’s motion. Subsequently, on October 17, 2007, the plaintiffs filed their Second Amended Complaint.

On April 24, 2007, Mr. Jean-Pierre Barrette filed a motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada. Mr. Barrette asserts claims based on Quebec law related to his alleged problems with Globalstar Canada’s service. The Company moved to disqualify Mr. Barrette because of his association with the law firm representing plaintiffs and to transfer the case to the district of Montreal. The court recently granted the Company’s motion for a change of venue, and plaintiff’s counsel substituted a new designated representative of the purported class.

From time to time, the Company is involved in various other  litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 14: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service:
United States	$11,922	$15,528	$32,175	$35,288
Canada	7,047	9,345	20,391	25,880
Europe	1,431	1,453	3,498	4,215
Central and South America	559	911	1,788	2,976
Others	304	412	861	1,492
Total service revenue	21,263	27,649	58,713	69,851
Subscriber equipment:
United States	1,298	6,133	6,351	18,710
Canada	1,522	1,796	4,259	6,746
Europe	1,163	634	4,066	3,924
Central and South America	255	941	714	3,146
Others	187	1,542	576	5,059
Total subscriber equipment revenue	4,425	11,046	15,966	37,585

Total revenue	$25,688	$38,695	$74,679	$107,436

Note 15: Interest Rate Derivative

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 11), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The fair value of the interest rate swap agreement was $3.5 million and $2.7 million at September 30, 2007 and December 31, 2006, respectively, which is reflected in the Company’s Consolidated Balance Sheet in “Other non-current liabilities.” The loss in fair value for the three and nine months ended September 30, 2007, of approximately $2.3 million and $0.8 million, respectively, was charged to “Interest rate derivative loss” in the accompanying Consolidated Statements of Income. See Note 16 as it relates to the Company’s amended and restated credit agreement with Wachovia Investment Holdings, LLC and the interest rate swap agreement.

Note 16: Subsequent Events

On October 16, 2007, the Company entered into a Gateway Purchase Contract with Globaltouch (West Africa) Limited pursuant to which Globalstar will construct, install and test a gateway for Globaltouch in Kaduna, Nigeria. The purchase price for the gateway is approximately $8.4 million, payable in installments, with final payment upon acceptance by Globaltouch. Payment is secured by a letter of credit.  Simultaneously with the purchase contract, the parties also entered into a Satellite Services Agreement providing for Globalstar’s selling satellite communication services to Globaltouch on a wholesale basis. Globalstar agreed to purchase 30% of the ordinary shares of Globaltouch for approximately $1.8 million, also payable in installments. Globalstar will have the right to appoint two of the directors of Globaltouch.

On October 21, 2007, the Company successfully launched its four remaining spare satellites into orbit.

On October 31, 2007, the Company entered into an agreement with Open Range Communications, Inc. that, subject to the conditions described below, permits Open Range to deploy service in certain rural geographic markets in the United States under the Company’s Ancillary Terrestrial Component (ATC) authority. Open Range will use the Company’s spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities.  Commercial availability is expected to begin in selected markets in late 2008. The initial term of the agreement of up to 30 years is co-extensive with the Company's ATC authority and is subject to renewal options exercisable by Open Range. Based on Open Range’s business plan used in support of its $268.0 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a maximum value for this agreement of between $0.30 - $0.40/MHz/POP. Upon the fulfillment of all contingencies, Open Range’s down payment will be $3.6 million and annual payments in the first six years of the agreement will range from approximately $1.2 million to $10.3 million, assuming Open Range has the ability to use all of the licensed spectrum covered by the agreement. The amount of the payments made to the Company will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system. The Company has also agreed to make a $5.0 million preferred equity investment in Open Range, $1.0 million of which was made available on November 1, 2007. The agreement is contingent on various conditions, including receiving authority from the Federal Communications Commission (“FCC”) to use an expanded portion of the Company’s licensed spectrum for ATC services and such other FCC and other governmental approvals as may be required for the agreement, and Open Range’s completion of its equity and debt financing.

On November 2, 2007, Thermo Funding Company satisfied its remaining commitment under the irrevocable standby stock purchase agreement by purchasing 769,518 shares of the Company’s Common Stock at a price of approximately $16.17 per share for an aggregate purchase price of approximately $12.4 million.

On November 7, 2007, the Company, Wachovia Investment Holdings, LLC, as administrative agent, and the lenders under the Company’s amended and restated credit agreement agreed that the requirements of the minimum liquidity covenant of the credit agreement would be suspended until the earliest of December 17, 2007 and the date on which Thermo Funding Company assumes all of the obligations and is assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under the credit agreement. Thermo Funding Company has agreed to complete the assignment and assumption by December 17, 2007. If Thermo Funding Company fails to do so, all commitments of the lenders to extend credit under the credit agreement will terminate.  The Company further agreed that it would not borrow any funds under the credit agreement until the assignment and assumption is completed. This agreement resulted from the Company’s disclosure to the administrative agent and the lenders that required periodic payments under the Company’s contract for the procurement of its second-generation satellite constellation which would prevent the Company from maintaining the minimum liquidity levels required by the credit agreement. Assignment or termination of the credit agreement will terminate the Company’s swap agreement discussed in Note 15, and the Company may be required to pay an amount reflecting any negative market value of the swap on that date. If the swap agreement had been terminated on September 30, 2007, the Company would have been required to make a payment of approximately $3.5 million.

On November 9, 2007, the FCC released a Report and Order and Notice of Proposed Rulemaking dealing both with Globalstar’s June 2006 petition for rulemaking to expand its ATC-authorized spectrum to greater than 11 MHz and with the current L-band sharing arrangement between Globalstar and Iridium. The two proceedings are interrelated because, the FCC noted, the agency has reservations about the feasibility of Globalstar’s operating a terrestrial ATC service in the portions of its spectrum that it shares with other terrestrial wireless or mobile satellite operators. In the ATC Notice of Proposed Rulemaking (“NPRM”) portion of the decision, the FCC requested comment on whether Globalstar should be authorized to provide ATC over an aggregate 19.275 MHz of its licensed spectrum, including the portion of its S-band between 2483.5 and 2495 MHz and in the portion of the L-band that it does not share with Iridium. The FCC did not propose to allow ATC in the 2496-2500 MHz portion of the S-band which Globalstar shares with the Broadband Radio Service (“BRS”) or the 2495-2496 MHz guard band between Globalstar and BRS. Globalstar intends to demonstrate that it can operate in the entire 11.5 MHz below 2495 MHz without causing interference to any other in-band or adjacent service.  In the Report and Order (“R&O”) portion of the decision, the FCC effectively decreased the L-band spectrum available to Globalstar while increasing the L-band spectrum available to Iridium by 2.625 MHz. Globalstar does not believe that this change in the existing band plan is supported by the record in the proceeding and is evaluating its options.

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

Overview

We are a provider of mobile voice and data communication services via satellite. Our communications platform extends telecommunications beyond the boundaries of terrestrial wireline and wireless telecommunications networks to serve our customer’s desire for connectivity. Using in-orbit satellites and ground stations, which we call gateways, we offer voice and data communications services to government agencies, businesses and other customers in over 120 countries.

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

Material Trends and Uncertainties.   Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: government, public safety and disaster relief; recreation and personal; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our industry has been growing as a result of:

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

In addition, our industry as a whole has benefited from the improved financial condition of most industry participants following their financial reorganizations.

Nonetheless, as further described under “Risk Factors,” we face a number of challenges and uncertainties, including:

•                  Constellation life and health. Our current satellite constellation is aging. We successfully launched four of our eight spare satellites in May 2007 and the remaining four in October 2007. A number of our satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem (our “two-way communication issues”). The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna amplifiers reduces the availability of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. Subscriber service will continue to be available, but at certain times in any given location it may take longer to establish calls and the average duration of calls may be impacted adversely. There are periods of time each day during which no two-way voice and data service is available at any particular location. The root cause of our two-way communication issues is unknown, although we believe it may result from irradiation of the satellites in orbit caused by the space environment at the altitude that our satellites operate.

The two-way communication issues do not affect adversely our one-way Simplex data transmission services, including our new SPOTTM services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites.

To date, we have managed the two-way communication issue in various technical ways, including moving less impaired satellites to key orbital positions and launching eight spare satellites. Nonetheless, we have been unable to correct our two-way communication issues.

Based on our most recent analysis, we now believe that, if the two-way communication issues continue or worsen, and if we are unsuccessful in developing additional technical solutions, the interruptions of two-way communications services will increase, and by some time in 2008 substantially all of our satellites launched between 1998 and 2000, but not those satellites launched in 2007, will cease to be able to support two-way communications services. Simplex data services, including our new SPOT services, will not be affected.

We are working on plans, including new products and services and pricing programs to attempt to reduce the effects of the two-way communication issues upon our customers and operations. At our request, Thales Alenia Space has presented a four part sequential plan for accelerating delivery of the initial 24 satellites of our second-generation constellation by up to four months. In September 2007, we accepted the first portion of this plan. See “Part II, Item 1A. Risk Factors—Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.”

•                  Competition and pricing pressures. We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat plans to commence offering satellite services to handheld devices in the United States around 2008, and several competitors, such as ICO Global Communications Company, are constructing geostationary satellites that may provide mobile satellite service. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, higher churn rates, and, ultimately, decreased profitability and cash.

•                  Technological changes. It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 56% of our total assets at September 30, 2007 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

•                  Capital expenditures. We have incurred significant capital expenditures during 2006 and 2007 and we expect to incur additional significant expenditures into 2014 under the following commitments:

•                  Launching our eight spare satellites to augment our current constellation will cost approximately $124.0 million exclusive of capitalized interest and internal costs, of which $117.4 million (exclusive of $0.9 million of capitalized interest and internal costs) had been paid or accrued by September 30, 2007. We plan to fund the balance of this cost from the proceeds of the final sale of our Common Stock to Thermo Funding Company pursuant to its irrevocable standby stock purchase agreement described under “Liquidity and Capital Resources—Irrevocable Standby Stock Purchase Agreement.”

•                  We estimate that  procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.2 billion, which we expect will be reflected in capital expenditures into 2014. The following obligations are included in this amount:

•                  On November 30, 2006, we entered into a €662.6 million (approximately $923.1 million at a weighted average conversion rate of €1.00 = $1.3932 at September 30, 2007, including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294), contract with Thales Alenia Space for the construction of our second-generation constellation. We have made payments in the amount of approximately €80.2 million (approximately $103.9 million) through September 30, 2007 under this contract. At our request, Thales Alenia Space has presented to us a four part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.6 million to $19.1 million at € 1.00 = $1.4272). In September 2007, we accepted the first portion of this plan with an additional cost of €1.9 million ($2.7 million at €1.00 = $1.4272). We cannot assure you that any of the remaining acceleration will occur.

•                  In March 2007, we entered into a €9.0 million (approximately $12.8 million at a conversion rate of €1.00 = $1.4272) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. We have made payments in the amount of approximately €2.9 million (approximately $3.9 million) through September 30, 2007.

•                  On September 5, 2007, we entered into a contract with Arianespace for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, Arianespace will make four launches of six satellites each, and we have the option to require Arianespace to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. We have made payments in the amount of approximately $10.5 million through September 30, 2007.

•                  We have begun construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway is expected to be fully operational by July 2008.

See “Liquidity and Capital Resources” for a discussion of our requirements for funding these capital expenditures.

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

•                  Fluctuations in interest and currency rates. Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs if debt is outstanding. A substantial portion of our revenue (38% for the nine months ended September 30, 2007) is denominated in foreign currencies. In addition, a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Simplex Products (Personal Tracking Services and Emergency Messaging.) In the fourth quarter of 2007, we are introducing various handheld solutions, including the SPOT™ Satellite Messenger (which was introduced in early November 2007), aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, we expect this new Globalstar device to provide consumers with the capability to geographically trace or map the location of individuals. The product will also enable users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance in the event of an emergency.

•                  SPOT Addressable Market

We believe the addressable market for our SPOT product in North America alone is approximately 50 million units. Our objective is to capture 2-3% of that market by the end of 2010. The reach of our Simplex System, on which our SPOT product relies, covers approximately 50% of the world population. We intend to market our SPOT product aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

•                          SPOT Pricing

The pricing for SPOT for both service and equipment is intended to be extremely competitive. Annual service fees currently range from $99.99 for our basic level plan to $149.98 for additional tracking capability. We expect the equipment will be sold to end users at $169.99 per unit.

•                          SPOT Distribution

We intend to distribute and sell our new SPOT satellite messenger through a variety of existing and new distribution channels. We are in the process of signing distribution agreements with a number of “Big Box” retailers and other similar distribution channels. To date we have signed distribution agreements with Big Rock Sports, Bass Pro Shops, Cabela’s, REI, Joe’s Sport, Outdoor and More, Big 5 Sporting Goods, Boater’s World, Wynit, Rescue Source 3 and Sportsman’s Warehouse. Our objective is to be in approximately 5,000 retail and/or wholesale outlets by the end of the second quarter in 2008 and 10,000 in 2009. To date, we have secured firm orders to ship approximately 20,000 SPOT units to these distributors since the November product launch. We also intend to sell directly using our existing salesforce into key vertical markets and through our direct e-commerce website (www.findmespot.com).

SPOT is at the beginning of its commercial introduction and its commercial success cannot be assured.

During the third quarter, our integrators continued to introduce new and innovative products using our Simplex services.  Guardian Mobility Corporation introduced a new group of satellite data modems known as the Tracer 3 Product Family.  The data modems are designed to communicate via our Simplex network and are capable of providing data monitoring and GPS-based asset tracking information to customers from remote regions.  The Tracer 3 Product Family joined Guardian Mobility’s suite of Simplex data products, which includes its Skytrax family of general aviation automated flight following solutions.  In addition, Numerex Orbit One, another of our integrators, announced the introduction of its SX-1, as the world’s smallest asset tracking modem.

Ancillary Terrestrial Component (ATC).   ATC is the integration of a satellite-based service with a terrestrial wireless service resulting in a hybrid mobile satellite service. The ATC network would extend our services to urban areas and inside buildings in both urban and rural areas where satellite services currently are impractical. We believe we are at the forefront of ATC development and are actively working to be among the first market entrants. To that end, we are considering a range of options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communication companies to capture the full potential of our spectrum and U.S. ATC license.

On October 31, 2007,  we entered into an agreement with Open Range Communications, Inc. that, subject to the conditions described below, permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority.  Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. Commercial availability is expected to begin in selected markets in late 2008. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Based on Open Range’s business plan used in support of its $268.0 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a maximum value for this agreement between $0.30 - $0.40/MHz/POP.

Upon the fulfillment of all contingencies, Open Range’s down payment will be $3.6 million and annual payments in the first six years of the agreement will range from approximately $1.2 million to $10.3 million, assuming Open Range has the ability to use all of the licensed spectrum covered by the agreement. The amount of the payments made to us will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system. We have also agreed to make a $5.0 million preferred equity investment in Open Range, $1.0 million of which was made available on November 1, 2007. Under the agreement Open Range will have the right to use our spectrum within the United States in the 1.6 and 2.4 MHz bands to provide terrestrial wireless broadband services. Open Range will deploy portable broadband services via a WiMAX architecture within the targeted communities. In addition, Open Range has an option to expand this relationship over the next six years. The agreement is contingent on various conditions, including receiving authority from the FCC to use an expanded portion of our licensed spectrum for ATC services and such other FCC and other governmental approvals as may be required for the agreement, and Open Range’s completion of its equity and debt financing.

On November 9, 2007, the FCC released a Report and Order and Notice of Proposed Rulemaking dealing both with our June 2006 petition for rulemaking to expand its ATC-authorized spectrum to greater than 11 MHz and with the current L-band sharing arrangement between Globalstar and Iridium. The two proceedings are interrelated because, the FCC noted, the agency has reservations about the feasibility of our operating a terrestrial ATC service in the portions of our spectrum that we share with other terrestrial wireless or mobile satellite operators. In the ATC Notice of Proposed Rulemaking (“NPRM”) portion of the decision, the FCC requested comment on whether we should be authorized to provide ATC over an aggregate 19.275 MHz of our licensed spectrum, including the portion of our S-band between 2483.5 and 2495 MHz and in the portion of the L-band that we do not share with Iridium. The FCC did not propose to allow ATC in the 2496-2500 MHz portion of the S-band which we share with the Broadband Radio Service (“BRS”) or the 2495-2496 MHz guard band between Globalstar and BRS. We intend to demonstrate that we can operate in the entire 11.5 MHz below 2495 MHz without causing interference to any other in-band or adjacent service.  In the Report and Order (“R&O”) portion of the decision, the FCC effectively decreased the L-band spectrum available to us while increasing the L-band spectrum available to Iridium by 2.625 MHz. We do not believe that this change in the existing band plan is supported by the record in the proceeding, and are evaluating our options.

Service Revenues.   We earn revenues primarily from the sale of satellite communications services to direct customers, resellers and independent gateway operators. These services include mobile and fixed voice and data services and asset tracking and monitoring services. We generated approximately 83% and 79% of our consolidated revenues from the sale of our satellite communication services for the three and nine months ended September 30, 2007, respectively, compared to 71% and 65% for the same periods in 2006.

Subscriber Equipment Sales Revenue.   We also sell related voice and data equipment to our customers. We generated approximately 17% and 21% of our consolidated revenues from subscriber equipment sales in the three and nine months ended September 30, 2007, respectively, compared to 29% and 35% for the same periods in 2006.

The table below sets forth amounts and percentages of our revenue by type of service and subscriber equipment sales for the three and nine months ended September 30, 2007 and 2006.

	Three Months ended September 30, 2007		Three Months ended September 30, 2006		Nine Months ended September 30, 2007		Nine Months ended September 30, 2006
	Revenue	% of Total Rev	Revenue	% of Total Rev	Revenue	% of Total Rev	Revenue	% of Total Rev

Service Revenue:
Mobile	$16,482	64%	$22,414	58%	$46,409	62%	$54,345	51%
Fixed	1,389	6%	2,102	5%	4,383	6%	5,908	5%
Data	380	2%	444	1%	1,160	2%	1,122	1%
Simplex	570	2%	491	1%	1,730	2%	1,218	1%
IGO	1,340	5%	1,991	5%	3,145	4%	5,883	5%
Other(1)	1,102	4%	207	1%	1,886	3%	1,375	1%
Total Service Revenue	21,263	83%	27,649	71%	58,713	79%	69,851	65%

Subscriber Equipment Sales:
Mobile	2,854	11%	6,036	16%	9,731	13%	19,001	18%
Fixed	380	1%	1,706	4%	1,977	2%	4,821	4%
Data	174	1%	615	2%	540	1%	1,812	2%
Accessories/Misc	1,017	4%	2,689	7%	3,718	5%	11,951	11%
Total Subscriber Equipment Sales	4,425	17%	11,046	29%	15,966	21%	37,585	35%

Total Revenue	$25,688	100%	$38,695	100%	$74,679	100%	107,436	100%

(1)            Includes engineering services and activation fees

Operating Income (Loss). We realized an operating loss of $16.8 million for the nine months ended September 30, 2007 compared to an operating income of $14.5 million for the same period in 2006. This decrease can be attributed primarily to a $17.3 million charge for impairment of assets caused by a write down of our first-generation product inventory recognized in the quarter ended June 30, 2007. We recognized this impairment charge after an assessment of our inventory and current and projected sales. Lower service revenue and a decline in equipment sales as a result of degradation of our two-way communication service during the nine months ended September 30, 2007 compared to the same period last year also contributed to the decline in operating results.  The degradation of our two-way communication service was the result of a constellation reconfiguration we were completing in the first quarter of 2007 to accommodate inclusion of eight spare satellites, four of which were launched in May 2007 and the remaining four in October 2007, and the two-way communication issues described earlier. Lower usage also resulted in lower retail Average Revenue Per Unit (ARPU) on our monthly service plans. Moreover, concerns over the long term viability of, and service issues related to, our first generation constellation’s voice service contributed to lower subscriber equipment sales for the quarter and the nine months ended September 30, 2007.

Independent Gateway Acquisition Strategy

Currently, 16 of the 25 gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. We have no financial interest in these independent gateway operators other than arms’ length contracts for wholesale minutes of service. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway operator acquisition strategy to establish operations in multiple territories with reduced demands on its capital. In addition, there are territories in which for political or other reasons, it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

We have acquired, and intend to continue to pursue the acquisition of, independent gateway operators when we believe we can do so on favorable terms, subject to capital availability. We believe that these acquisitions can enhance our results of operations in three respects. First, we believe that, with our greater financial and technical resources, we can grow our subscriber base and revenue faster than some of the independent gateway operators. Second, we realize greater margin on retail sales to individual subscribers than we do on wholesale sales to independent gateway operators. Third, we believe expanding the territory we serve directly will better position us to market our services directly to multinational customers who require a global communications provider. However, acquisitions of independent gateway operators do require us to commit capital for acquisition of their assets, as well as management resources and working capital to support the gateway operations, and therefore increase our risk in operating in these territories directly rather than through the independent gateway operators. In addition, operating the acquired gateways increases our marketing, general and administrative expenses. Our credit agreement limits to $25.0 million (in cash) the aggregate amount we may invest in foreign acquisitions without the consent of our lenders.

In February 2005, we purchased the Venezuela gateway for $1.6 million in cash to be paid over four years. Effective January 1, 2006, we acquired the Central American gateway and other real property assets for $5.2 million, paid principally in shares of our common stock. We are continuing negotiations to acquire the independent gateway operator with three gateways in Brazil for $6.5 million in Common Stock less outstanding amounts due to us from the gateway operator. We are unable to predict the timing or cost of further acquisitions since independent gateway operations vary in size and value.

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

•       ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers;

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

We own and operate our satellite constellation and earn a portion of our revenues through the sale of airtime minutes on a wholesale basis to independent gateway operators. Revenue from services provided to independent gateway operators is recognized based upon airtime minutes used by their customers and contractual fee arrangements. If collection is uncertain, revenue is recognized when cash payment is received.

We introduced annual plans (sometimes called Liberty plans) in August 2004 and broadened their availablity during the second quarter of 2005. These plans grew substantially in 2005 and 2006. These plans require users to pre-pay usage charges for the entire plan period, generally 12 months, which results in the deferral of certain of our revenues. Under our revenue recognition policy for annual plans, we defer revenue until the earlier of when the minutes are used or when these minutes expire. Any unused minutes are recognized as revenue at the expiration of a plan. Most of our customers have not used all the minutes that are available to them or have not used them at the pace anticipated, which has caused us to defer portion of our service revenue.

During the second quarter of 2007, we introduced an unlimited airtime usage service plan (called the Unlimited Loyalty plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly fee. The unlimited loyalty plan incorporates a declining monthly price schedule that reduces the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at the fixed monthly price. We record revenue for this plan on a monthly basis based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, the balance in deferred revenue is recognized as revenue. At September 30, 2007 and December 31, 2006, our deferred revenue aggregated approximately $21.3 million and $24.7 million, respectively.

Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

In December 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to account separately for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria.

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

Globalstar System, Property and Equipment

Our Globalstar System assets include costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites, including satellites previously held as ground spares which we launched in May and October 2007, which we refer to as the space segment, and primary and backup terrestrial control centers and gateways, which we refer to as the ground segment. Loss from an in-orbit failure of a satellite is recognized as an expense in the period it is determined that the satellite is not recoverable.

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

The satellites previously recorded as spare satellites and subsequently incorporated into the Globalstar System on the date the satellite is placed into service (the “In-Service Date”) will be depreciated over an estimated life of eight years beginning on the satellite’s “In-Service Date.”

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

Spare Satellites, Launch Costs and Second-Generation Satellites

Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to December 5, 2003, Old Globalstar recorded an impairment of these assets, and at December 5, 2003 they were carried at $0.9 million. The eight spare satellites were launched successfully in two separate launches of four satellites each in May 2007 and October 2007. Depreciation of these assets will begin when the satellites are placed in service and begin to handle call traffic. As of September 30, 2007 and December 31, 2006, these assets were recorded at $88.2 million and $87.8 million, respectively. The amount relating to spare satellites that were placed into service during the nine months ended September 30, 2007 (approximately $31.1 million), was classified within the Globalstar System as part of the space segment. These satellites are being depreciated over an estimated useful life of eight years.

On November 30, 2006, we entered into a contract with Thales Alenia Space to construct 48 low-earth orbit satellites. The total contract price will be approximately €662.6 million (approximately $923.1 million at a weighted average conversion rate of €1.00 = $1.3932 at September 30, 2007 including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294). The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless we elect to accelerate delivery. If we elect to accelerate delivery of the second phase of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. As of September 30, 2007 and December 31, 2006, capitalized interest included within spare and second-generation satellites and launch costs was $0.9 million. At our request, Thales Alenia Space has presented a four part sequential plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.6 million to $19.1 million at € 1.00 = $1.4272). In September 2007, we accepted the first portion of this plan with an additional cost of €1.9 million ($2.7 million at €1.00 = $1.4272). We cannot assure you that any of the remaining acceleration will occur.

In March, 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.8 million at a conversion rate of €1.00 = $1.4272) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009.

On September 5, 2007, we entered into a contract with Arianespace for the launch of our second generation satellites and certain pre and post-launch services. Pursuant to the contract, Arianespace will make four launches of six satellites each, and we have the option to require Arianespace to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. The total cost for the launches under this contract is included in our estimate of approximately $1.2 billion to procure and deploy our second-generation satellite constellation and related gateway upgrades.

The depreciation on these assets will begin once the assets are completed and placed into service.

Pension Obligations

We have a company-sponsored retirement plan covering certain current and past U.S.-based employees. Until June 1, 2004, substantially all of Old Globalstar’s and our employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral, Inc. (the “Loral Plan”), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan as of October 23, 2003. Prior to October 23, 2003, benefits for the Loral Plan were generally based upon compensation, length of service with the company and age of the participant. On June 1, 2004, the assets and frozen pension obligations of the segment attributable to our employees were transferred into a new Globalstar Retirement Plan (the “Globalstar Plan”). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. Our funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations.

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

Derivative Instrument

We utilize a derivative instrument in the form of an interest rate swap agreement to minimize our risk from interest rate fluctuations related to our variable rate credit agreement. We use the interest rate swap agreement to manage risk and not for trading or other speculative purposes. At the end of each accounting period, we record the derivative instrument on our balance sheet as either an asset or a liability measured at fair value. The interest rate swap agreement does not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement are recognized as “Interest rate derivative gain (loss)” over the life of the agreement. The cancellation of the amended and restated credit agreement will automatically terminate the interest rate swap agreement. We will be required to pay any negative fair market value associated with the interest rate swap agreement upon its termination. The agreement had a negative value of approximately $3.5 million at September 30, 2007.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,
	2007	2006	% Change
Revenue:
Service revenue	$21,263	$27,649	(23)%
Subscriber equipment sales	4,425	11,046	(60)
Total revenue	25,688	38,695	(34)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,307	6,695	9
Cost of subscriber equipment sales	3,390	10,902	(69)
Marketing, general and administrative	12,069	10,543	14
Depreciation and amortization	3,264	1,726	89
Total operating expenses	26,030	29,866	(13)

Operating income (loss)	(342)	8,829	N/A

Other income (expense):
Interest income	734	80	818
Interest expense	(341)	(148)	130
Interest rate derivative loss	(2,297)	(2,919)	(21)
Other income (expense)	3,827	(84)	N/A
Total other income (expense)	1,923	(3,071)	N/A

Income before income taxes	1,581	5,758	(73)
Income tax expense	929	3,057	(70)
Net income	$652	$2,701	(76)%

Revenue.  Total revenue decreased by $13.0 million, or approximately 34%, to $25.7 million for the three months ended September 30, 2007, from $38.7 million for the three months ended September 30, 2006. This decrease is attributable primarily to lower equipment sales which, we believe, stem from our two-way communications issues. In addition, our service revenue was lower due to our efforts to reduce prices in order to maintain our subscriber base despite two-way communication issues affecting our two-way service during the first nine months of 2007. This contributed to a reduction in our retail ARPU during the three months ended September 30, 2007, which decreased by 30% to $48.41 from $69.40 for the three months ended September 30, 2006.

Service Revenue. Service revenue decreased $6.3 million, or approximately 23%, to $21.3 million for the three months ended September 30, 2007, from $27.6 million for the three months ended September 30, 2006. Although our subscriber base grew 12% to approximately 285,000 (including direct subscribers and those served through independent gateways) over the twelve-month period from September 30, 2006 to September 30, 2007, we experienced decreased retail ARPU.  We believe that the two-way communication issues we reported in February 2007 and related price reductions were the primary reasons for this reduction.

Subscriber Equipment Sales. Subscriber equipment sales decreased by $6.6 million, or approximately 60%, to $4.4 million for the three months ended September 30, 2007, from $11.0 million for the three months ended September 30, 2006. This decrease is attributable to our two-way communications issues.

Operating Expenses. Total operating expenses decreased $3.9 million, or approximately 13%, to $26.0 million for the three months ended September 30, 2007, from $29.9 million for the three months ended September 30, 2006. This decrease was due primarily to lower cost of subscriber equipment consistent with lower subscriber equipment sales for the quarter ended September 30, 2007. The decrease was offset partially with higher non-cash executive incentive compensation expense and higher depreciation expense as a result of reducing the remaining useful life of our satellite system and related assets.

Cost of Services. Our cost of services for the three months ended September 30, 2007 and 2006 were $7.3 million and $6.7 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase in the cost of services during the three months ended September 30, 2007 is due to higher non-cash executive incentive compensation costs resulting from the change in the Executive Incentive Compensation Plan in August 2007.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $7.5 million, or approximately 69%, to $3.4 million for the three months ended September 30, 2007, from $10.9 million for the three months ended September 30, 2006.  This decrease was due primarily to lower equipment sales in the three months ended September 30, 2007 as compared to the same period in 2006 resulting from concerns over our two-way communication issues.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $1.6 million, or approximately 14%, to $12.1 million for the three months ended September 30, 2007, from $10.5 million for the three months ended September 30, 2006. This increase was due primarily to higher non-cash executive compensation costs resulting from the change in the Executive Incentive Compensation Plan offset partially by lower dealer commissions as a consequence of lower sales. Additionally, advertising expenses were higher as a result of preparing for the introduction of our new SPOT product in the fourth quarter of 2007.

Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million, or 89%, to $3.3 million for the three months ended September 30, 2007, from $1.7 million for the three months ended September 30, 2006. This increase was due primarily to the additional depreciation associated with placing a number of our recently-launched spare satellites into service and as a result of reducing the remaining useful life of our satellite system and related assets from 39 months to 27 months, beginning in the fourth quarter of 2006.

Operating Income (Loss). Our operating loss of $0.3 million for the three months ended September 30, 2007, decreased $9.1 million from operating income of $8.8 million for the three months ended September 30, 2006. The decrease was due primarily to lower retail ARPU as a consequence of our two-way communication issues. Additionally, higher non-cash executive incentive compensation and higher depreciation expense associated with placing a number of our recently-launched spare satellites into service and reducing the remaining useful life of our satellite system also contributed to the decrease in our operating income during the three months ended September 30, 2007.

Interest Income. Interest income increased by $0.7 million for the three months ended September 30, 2007. This increase was due to increased cash balances on hand and higher yields on those balances.

Interest Expense. Interest expense increased by $0.2 million, to $0.3 million for the three months ended September 30, 2007 from $0.1 million for the three months ended September 30, 2006. This increase was primarily due to interest payable to the selling stockholders of the GA Companies.

Interest Rate Derivative Loss. Interest rate derivative loss decreased by $0.6 million for the three months ended September 30, 2007 from a loss of $2.9 million for three months ended September 30, 2006. This decrease was due to a change in the fair value of our interest rate swap agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income increased by $3.9 million for the three months ended September 30, 2007 as compared to the same period in 2006 primarily as a result of the favorable exchange rate on the Euro denominated escrow account for our second-generation constellation procurement contract.

Income Tax Expense. Income tax expense for the three months ended September 30, 2007 was $0.9 million compared to $3.1 million during the same period in 2006. This was due primarily to lower revenues during the three months ended September 30, 2007.

Net Income (Loss). Our net income decreased $2.0 million to $0.7 million for the three months ended September 30, 2007, from a net income of $2.7 million for the three months ended September 30, 2006. This decrease was due primarily to the lower retail ARPU as a consequence of our two-way communication issues and higher non-cash executive incentive compensation during the three months ended September 30, 2007.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30,
	2007	2006	% Change
Revenue:
Service revenue	$58,713	$69,851	(16)%
Subscriber equipment sales	15,966	37,585	(58)
Total revenue	74,679	107,436	(30)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	20,428	20,583	(1)
Cost of subscriber equipment sales	11,398	36,671	(69)
Marketing, general and administrative	34,185	31,234	9
Depreciation and amortization	8,225	4,424	86
Impairment of assets	17,255	—	100
Total operating expenses	91,491	92,912	(2)

Operating income (loss)	(16,812)	14,524	N/A

Other income (expense):
Interest income	2,253	446	405
Interest expense	(1,037)	(256)	305
Interest rate derivative gain	(751)	(2,919)	(74)
Other income (expense)	4,874	(1,844)	N/A
Total other income (expense)	5,339	(4,573)	N/A

Income (loss) before income taxes	(11,473)	9,951	N/A
Income tax expense (benefit)	118	(14,402)	N/A
Net income (loss)	$(11,591)	$24,353	N/A %

Revenue.  Total revenue decreased by $32.8 million, or approximately 30%, to $74.7 million for the nine months ended September 30, 2007, from $107.4 million for the nine months ended September 30, 2006.  This decrease is attributable in part to lower service revenues as a result of our two-way communication issues. Our subscriber equipment sales decreased significantly during the nine months ended September 30, 2007 as compared to the same period in 2006 as a result of concerns over service gaps that have occurred in our constellation’s two-way communications services. Our service revenue was lower due to our efforts to reduce prices to maintain our subscriber base despite the two-way communication issues. Our retail ARPU during the nine months ended September 30, 2007, decreased by 25% to $46.21 from $61.61 for the nine months ended September 30, 2006.

Service Revenue. Service revenue decreased $11.2 million, or approximately 16%, to $58.7 million for the nine months ended September 30, 2007, from $69.9 million for the nine months ended September 30, 2006. Although our subscriber base grew 12% to approximately 285,000 over the twelve-month period from September 30, 2006 to September 30, 2007, we experienced decreased retail ARPU resulting in lower service revenue. We believe that the primary reason for this decrease in our service revenue was our two-way communication issues during the first nine months of 2007.

Subscriber Equipment Sales. Subscriber equipment sales decreased by $21.6 million, or approximately 58%, to $16.0 million for the nine months ended September 30, 2007, from $37.6 million for the nine months ended September 30, 2006. The decrease was due primarily to concerns over our two-way communications issues.

Operating Expenses. Total operating expenses decreased $1.4 million, or approximately 2%, to $91.5 million for the nine months ended September 30, 2007, from $92.9 million for the nine months ended September 30, 2006. This decrease was due primarily to the lower cost of subscriber equipment consistent with lower equipment sales for the nine months ended September 30, 2007 which was partially offset by a net asset impairment charge to our first-generation phone and accessory inventory of $17.3 million as a result of our assessment of inventory quantities and recent and projected equipment sales.

Cost of Services. Our cost of services for the nine months ended September 30, 2007 and 2006 were $20.4 million and $20.6 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. However, we continue to see a reduction of costs as a result of lower telecom costs and capitalization of certain labor costs. During the nine months ended September 30, 2007, we experienced higher payroll expenses and non-cash executive incentive compensation which were partially offset by lower telecom costs and engineering services, compared to the same period in 2006.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $25.3 million, or approximately 69%, to $11.4 million for the nine months ended September 30, 2007, from $36.7 million for the nine months ended September 30, 2006. This decrease was due primarily to lower equipment sales in the nine months ended September 30, 2007 compared to the same period in 2006 as a result of our two-way communication issues.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $3.0 million, or approximately 9%, to $34.2 million for the nine months ended September 30, 2007, from $31.2 million for the nine months ended September 30, 2006. This increase was due primarily to higher professional fees related to operating as a public company and non-cash stock compensation expense offset partially by lower dealer commissions as a consequence of lower sales.

Depreciation and Amortization. Depreciation and amortization expense increased $3.8 million, or 86%, to $8.2 million for the nine months ended September 30, 2007, from $4.4 million for the nine months ended September 30, 2006. This increase was due primarily to the additional depreciation associated with placing a number of our recently-launched spare satellites into service and as a result of reducing the remaining useful life of our satellite system and related assets from 39 months to 27 months, beginning in the fourth quarter of 2006.

Impairment of assets. During the second quarter of 2007, we recorded a net impairment charge of $17.3 million representing a write down on our first-generation phone and accessory inventory. This charge was taken after our assessment of inventory quantities and recent and projected equipment sales. There was no such charge in the same period in 2006.

Operating Income (Loss).  Operating income (loss) decreased $31.3 million, to an operating loss of $16.8 million for the nine months ended September 30, 2007, from operating income of $14.5 million for the nine months ended September 30, 2006. The decrease was due to the asset impairment charge described above and lower service and subscriber equipment revenues partially offset by lower cost of equipment sales.

Interest Income. Interest income increased by $1.9 million to $2.3 million for the nine months ended September 30, 2007, from $0.4 million for the same period in 2006. This increase was due to increased average cash balances on hand and higher yields on those balances.

Interest Expense. Interest expense increased by $0.7 million, to $1.0 million for the nine months ended September 30, 2007 from $0.3 million for the nine months ended September 30, 2006. This increase was due to commitment fees related to our revolving credit facility and amortization of deferred financing costs.

Interest Rate Derivative Loss. For the nine months ended September 30, 2007, interest rate derivative loss was $0.8 million compared to $2.9 million for the same period in 2006. This was due to a smaller decrease in the fair value of our interest rate swap agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income increased by $6.7 million for the nine months ended September 30, 2007 as compared to the same period in 2006 due to a favorable exchange rate on the Euro denominated escrow account during the first nine months of 2007.

Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2007 was $0.1 million compared to a income tax benefit of $14.4 million during the same period in 2006. The change between periods was primarily a result of a $21.4 million deferred tax benefit recorded on January 1, 2006 upon our election to be taxed as a C Corporation.

Net Income (Loss). Our net income decreased $36.0 million to a loss of $11.6 million for the nine months ended September 30, 2007, from net income of $24.4 million for the nine months ended September 30, 2006. This decrease was due primarily to the $17.3 million asset impairment charge related to our inventory recognized during the second quarter of 2007 and the $17.5 million deferred tax benefit recognized during the same period in 2006.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Net cash from (used in) operating activities	$(11,611)	$12,828
Net cash from (used in) investing activities	(128,503)	(60,149)
Net cash from financing activities	138,449	44,925
Effect of exchange rate changes on cash	(5,694)	(164)
Net decrease in cash and cash equivalents	$(7,359)	$(2,560)

At October 1, 2007, our principal short-term liquidity needs were:

•                  to fund our working capital ($67.6 million at September 30, 2007, which our management believes is sufficient for our present requirements);

•                  to pay amounts due within three months for the launch of our four spare satellites launched in October 2007 (approximately $6.6 million);

•                  to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and upgrade our gateways and other ground facilities, in a total amount not yet determined, but which will include approximately $162.3 million and $5.9 million payable to Thales Alenia Space by September 2008 under the purchase contract for our second-generation satellites and the contract for construction of the Control Network Facility, respectively; and

•                  to fulfill cash escrow requirements under the Thales Alenia Space contract for procurement of our second-generation satellites approximating an additional $39.7 million through September 30, 2008.

During the year ended December 31, 2006 and the nine months ended September 30, 2007, our principal sources of liquidity were:

Dollars in millions	Year Ended December 31, 2006	Nine Months Ended September 30, 2007
Cash on-hand at beginning of period	$20.3	$43.7

Capital contributions by Thermo net	$13.0	—

Purchase of Common Stock by Thermo Funding Company	$47.3	$140.3

Proceeds of initial public offering, net	$116.6	—

Cash generated (used) by operations	$14.6	$(11.6)

We expect to fund our short-term liquidity requirements from the following sources:

•                  cash on hand ($36.3 million at September 30, 2007);

•                  sale of Common Stock to Thermo Funding Company under the irrevocable standby stock purchase agreement (the final $12.4 million of which was purchased in early November 2007); and

•                  borrowings under our credit agreement (of which the entire $100.0 million related to the delayed draw term loan and $50.0 million related to the revolving credit facility were undrawn at September 30, 2007), subject to assumption of the lenders’ obligations under the credit agreement by Thermo Funding Company as discussed below.

As discussed below, we have agreed not to draw on the credit agreement until all of the lenders’ obligations are assumed by Thermo Funding Company.  If this assumption is not completed by December 17, 2007, our ability to draw on the credit agreement will terminate.  In addition, our ability to borrow under the credit agreement is conditioned on the absence of any material adverse change in the results of our operations or financial condition from August 16, 2006 to the date of borrowing and compliance with all of our covenants.  We expect that these conditions will be modified in connection with the assumption of the credit agreement by Thermo Funding Company so as to permit us to draw on the credit agreement, but no assurance can be given that these modifications will be effected.

Our principal long-term liquidity needs are:

•                  to fund our working capital, including any growth in working capital required by growth in our business;

•                  to pay the costs of procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities; and

•                  to fund the cash requirements of our independent gateway operator acquisition strategy, in an amount not determinable at this time.

We expect to fund our long-term capital needs with any remaining funds available under our credit agreement, cash flow, which we expect will be generated primarily from sales of our Simplex products and services, including our new SPOT product, and the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.  We will require significant additional capital and have not obtained any commitment for such funds.  See “Capital Expenditures” below and “Part II, Item 1A.  Risk Factors – We may need additional capital to maintain our network and to pursue future growth opportunities.  If we fail to obtain sufficient capital we will not be able to complete our business plan.”

Although we believe that these sources will provide sufficient liquidity for us to meet our long-term liquidity requirements, our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including our ability to achieve positive cash flow from operations despite the problems with out satellite constellation described elsewhere, the willingness of others to invest in the Company and trends in our industry and technology discussed elsewhere in this Report.  In addition to these general and economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to continue to provide attractive and competitive services and products, successful management of the degradation of our current satellite constellation until we can deploy our second-generation satellite constellation, increase our number of subscribers and retail average revenue per unit, control our costs, and maintain our margins and profitability.  If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs. In assessing our liquidity, our management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, the contractual rates that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.

Net Cash from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 decreased to a cash outflow of $11.6 million from a cash inflow of $12.8 million for the nine months ended September 30, 2006.  This decrease was due primarily to lower revenues and lower inventory turnover during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Net Cash from Investing Activities

Cash used in investing activities was $128.5 million for the nine months ended September 30, 2007, compared to $60.1 million for the same period in 2006. This increase was the result of capital expenditures associated with construction expenses for our second-generation satellite constellation and the launches of our eight spare satellites in 2007.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $93.5 million to $138.4 million from $44.9 million for the nine months ended September 30, 2007 as compared to the same period in 2006.  The increase was the result of $140.3 million received from Thermo Funding Company for equity purchased pursuant to its irrevocable standby stock purchase agreement in the nine months ended September 30, 2007 as compared to $15.0 million received in the nine months ended September 30, 2006, offset by proceeds from borrowings under the revolving credit facility and subscription receivable in the same period.

Capital Expenditures

Our capital expenditures consist primarily of upgrading our satellite constellation and gateways and other ground facilities. In 2005, we began construction of a new gateway in Wasilla, Alaska to cover the Alaskan territory and part of the Bering Sea. The Alaska gateway went into operation in July 2006. This gateway cost $4.8 million (excluding $0.8 million for the purchase of real property). We have begun construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway is expected to be fully operational by July 2008.

In 2005, we also commenced capital expenditures for the launch of our eight spare satellites. In 2006 and the nine months ended September 30, 2007, we incurred $83.9 million and $31.4 million (excluding capitalized interest and internal labor costs), respectively, related to the launch of our eight spare satellites. Total amount incurred related to the launch of our eight satellites as of September 30, 2007 was $117.4 million (excluding capitalized interest and internal labor costs). The total expected cost for the launch of the spare satellites is approximately $124.0 million exclusive of capitalized interest and internal costs.

In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation in the amount of approximately $923.1 million at a weighted average conversion rate of €1.00 = $1.3932 at September 30, 2007, including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294, and have incurred approximately $103.9 million in related costs through September 30, 2007. At our request, Thales Alenia Space has presented a four-part sequential plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.6 million to $19.1 million at €1.00 = $1.4272). In September 2007, we accepted the first portion of this plan with an additional cost of €1.9 million ($2.7 million at €1.00 = $1.4272). We cannot assure you that any of the remaining acceleration will occur.

In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.8 million at a conversion rate of €1.00 = $1.4272) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have made payments in the amount of approximately €2.9 million (approximately $3.9 million) through September 30, 2007.

In September 2007, we entered into a contract with Arianespace for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, Arianespace will make four launches of six satellites each, and we have the option to require Arianespace to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. We paid $10.5 million as an initial payment upon signing the contract in September 2007.

The total cost for the satellites and launches under these contracts with Thales Alenia Space and Arianespace are included in the estimated $1.2 billion of capital expenditures which we currently anticipate will be required to procure and deploy our second-generation satellite constellation and related gateway upgrades. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of Common Stock to Thermo Funding Company under the irrevocable standby stock purchase agreement, the proceeds from our initial public offering and borrowings under our revolving credit facility (which have been repaid) to fund the approximately $118.3 million paid through September 30, 2007. We expect to fund the balance of the capital expenditures through cash generated by our duplex voice and data services, new SPOT product and other Simplex devices and services, debt financings, additional equity financings or a combination of these potential sources. The extent of our need for external capital, which we expect to be substantial, will vary depending on the success of SPOT and other commercial factors. This funding may not be available to us on acceptable terms, or at all.

In addition to the capital expenditures related to the Thales Alenia Space and Arianspace contracts mentioned above, we will incur additional capital expenditures for second-generation ground infrastructure, certain launch base activities and launch insurance for which we intend to contract with third parties in the future. We expect these additional capital expenditures to be approximately $110.0 to $130.0 million over the next four years. The amount of actual and anticipated capital expenditures related to the Thales Alenia Space and Arianspace contracts is presented in the table below (in millions):

Contract	Currency of Payment	Payments through September 30, 2007	Fourth Quarter 2007	2008	2009	2010	Thereafter	Total

Thales Alenia Second Generation Constellation	EUR	€80.1	€20.1	€147.8	€94.5	€92.2	€227.9	€662.6
Thales Alenia Satellite Operations Control Centers	EUR	€2.9	€1.1	€4.1	€0.9	€0.0	€0.0	€9.0
Arianespace Launch Services	USD	$10.5	$0.0	$31.5	$112.9	$55.1	$0.0	$210.0

The exchange rate on September 30, 2007 was €1.00 = $1.4272. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”

In September 2007 we signed an agreement with the Radnye Corporation business unit AeroAstro to purchase four AeroAstro Appliques to further expand the geographic coverage of our Simplex services and expand our Simplex data customer capacity in Asia and Latin America.

Cash Position and Indebtedness

As of September 30, 2007, our total cash and cash equivalents were $36.3 million and we had total indebtedness of $0.4 million, compared to total cash and cash equivalents and total indebtedness at December 31, 2006 of $43.7 million and $0.7 million, respectively.

Credit Agreement

On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. The amended and restated credit agreement provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009, but only if, after giving effect to the delayed draw term loan and thereafter at the end of each quarter while the delayed draw term loan is outstanding, our consolidated senior secured leverage ratio does not exceed 3.5 to 1.0. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $150.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent. We have not sought commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists, if we are in pro-forma compliance with all of the financial covenants of the credit agreement, and if, after giving effect thereto, our consolidated total leverage ratio does not exceed 5.5 to 1.0.

All revolving credit loans will mature on June 30, 2010 and all term loans will mature on June 30, 2011.  Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%.  We had no borrowings under the revolving credit facility at September 30, 2007. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See “Note 15: Interest Rate Derivative” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. The loans may be prepaid without penalty at any time.

On November 7, 2007, we, the administrative agent, the lenders under the credit agreement and Thermo Funding Company agreed that by December 17, 2007, Thermo Funding Company would receive an assignment of all of the rights (except indemnification rights) and assume all of the obligations of the administrative agent and the lenders under the credit agreement. If the assignment and assumption is not completed by December 17, 2007, the obligation of the lenders to advance any funds under the credit agreement will terminate. We have agreed not to draw any funds under the credit agreement until the assignment and assumption is completed. This agreement resulted from our disclosure to the administrative agent and the lenders that required periodic payments under our contract for the procurement of our second-generation satellite constellation would prevent us from maintaining the minimum liquidity levels required by the credit agreement. Upon termination of the amended and restated credit agreement, the interest rate swap agreement will terminate; upon this termination, we will be required to pay the negative value of the interest rate swap (approximately $3.5 million at September 30, 2007).

We expect that, in connection with the assignment and assumption, the credit agreement will be amended and restated to reflect that Thermo Funding Company is not a commercial bank and other changes favorable to us. We have not yet reached agreement on these changes and may be unable to do so. We also are exploring options to replace the amended and restated credit agreement, however, no assurance can be provided that this will occur.

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

The agreement terminates on the earliest of December 31, 2011, our payment in full of all obligations under the credit agreement or Thermo Funding Company’s purchase of all of the stock subject to its obligations under the agreement. Thermo Funding Company may elect at any time to purchase any unpurchased stock. The following table sets forth information with respect to shares purchased by Thermo Funding Company pursuant to the agreement:

Date of Purchase	Number of Shares	Purchase Price (in millions)
June 30, 2006	927,840	$15.0

December 5, 2006	2,000,000	32.3

February 5, 2007	1,500,000	24.3

April 30, 2007	1,546,073	25.0

May 9, 2007	618,429	10.0

July 31, 2007	2,164,502	35.0

September 7, 2007	1,236,858	20.0

September 27, 2007	1,607,916	26.0

November 2, 2007	769,518	12.4

Total	12,371,136	$200.0

Thermo Funding Company satisfied its remaining commitment under the irrevocable standby stock purchase agreement on November 2, 2007. All funds in the escrow account are in the process of being released. See Note 16 to our unaudited consolidated interim consolidated financial statements.

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

Contractual Obligations and Commitments

During 2004, 2005, 2006 and the nine months ended September 30, 2007, we committed to purchase $189.1 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM.  At September 30, 2007, we had a remaining commitment to purchase $60.7 million of equipment from QUALCOMM.  We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories.  We expect to fund this remaining commitment from our working capital and funds generated by our operations.

On June 1, 2004, we entered into a master services agreement with Space Systems/Loral, Inc. providing for various services related to preparing our eight spare satellites for launch. At September 30, 2007, we had authorized Space Systems/Loral, Inc. to spend up to approximately $30.1 million related to this agreement and related task orders, and approximately $25.4 million of those charges had been incurred. The agreement renews annually for up to 10 years unless terminated earlier. We may terminate the agreement upon 30-days notice and any task order upon 10-days notice. Upon termination, we must pay for any costs related to services performed through termination and the 10-day transition period thereafter. Those costs may not exceed the amount previously authorized by us. We or Space Systems/Loral may terminate the agreement upon any uncured material breach of the terms of the agreement or any task order.

On September 19, 2005, we executed a contract with Starsem providing for Starsem to launch our eight spare satellites in two launches of four satellites each. Starsem, a French-Russian joint venture, is a leading provider of launch services utilizing highly reliable human-rated Soyuz launchers, with over 1700 successful missions to date and approximately 99% reliability rating. The contract also provides for a compatibility and feasibility study and certain post-launch services including capitalized interest and excluding capitalized labor. As of September 30, 2007, we had incurred approximately $75.1 million in obligations to Starsem under the contract. We estimate that the total cost of completing, testing and launching our eight spare satellites will be approximately $124.0 million, exclusive of capitalized interest and internal costs.

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

Effective August 10, 2007 (the “Effective Date”), the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company’s Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company’s 2006 Equity Incentive Plan to five executive officers (the “Participants”). Each Award Agreement provides that the recipient will receive awards of restricted common stock or restricted stock units, which upon vesting, each entitle him to one share of Globalstar Common Stock. Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new Award Agreements extend the vesting period by up to two years and provide for payment in shares of Common Stock instead of cash, thereby enabling us to conserve our cash for capital expenditures for the procurement and launch of our second-generation satellite constellation and related ground station upgrades.

On November 30, 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We have contracted separately with Arianespace for launch services and will do so for launch insurance for the satellites. The total contract price will be approximately € 662.6 million, (approximately $923.1 million at a weighted average conversion rate of €1.00 = $1.3932 at September 30, 2007 including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294), subject to reduction by approximately € 28.0 million (approximately $39.1 million) if we elect to accelerate construction and delivery of the second batch of satellites. Of the € 662.6 million, approximately € 622.4 million ($867.1 million) will be paid for the design, development and manufacture of the satellites and approximately € 40.2 million ($56.0 million) will be paid for launch and mission support services. We are also obligated to pay Thales Alenia Space up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Thales Alenia Space’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. The approximately € 12.4 million ($16.0 million) paid by us to Thales Alenia Space pursuant to an Authorization to Proceed dated October 5, 2006, as amended, was credited against payments to be made by us under the contract. We have established and maintain an escrow account with a commercial bank to secure our payment obligations under the contract, with the amount of the escrow account being not less than the next two quarterly payments required by the contract. The initial escrow deposit was € 40.0 million. We and Thales Alenia Space entered into the escrow agreement on December 21, 2006. We obtained the consent of our lenders to establish the escrow account. Payments under the contract began in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless we elect to accelerate the delivery of the second batch of satellites. The contract requires Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless we elect to accelerate deliveries. If we elect to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. We have made payments in the amount of approximately €79.2 million (approximately $103.9 million) through September 30, 2007 under this contract. At our request, Thales Alenia Space has presented a four part sequential plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.6 million to $19.1 million at € 1.00 = $1.4272). In September 2007, we accepted the first portion of this plan with an additional cost of €1.9 million ($2.7 million at €1.00 = $1.4272). We cannot assure you that any of the remaining acceleration will occur.

In March, 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $12.8 million at a conversion rate of €1.00 = $1.4272) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If we terminate the contract, we must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within sixty days of the due date, we will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling us to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions. We have made payments in the amount of approximately €2.9 million (approximately $3.9 million) through September 30, 2007.

On September 5, 2007, we entered into a contract with Arianespace for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, Arianespace will make four launches of six satellites each, and we have the option to require Arianespace to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. The total cost for the launches under this contract is included in the previously disclosed estimated $1.2 billion to procure and deploy our second-generation satellite constellation and related gateway upgrades. The anticipated time period for the first four launches ranges from as early as the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or Arianespace may result in adjustments to the payment schedule.

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

Our interest rate risk arises from our variable rate debt under our credit agreement, under which loans bear interest at a floating rate based on the U.S. prime rate or LIBOR. Assuming that we borrowed the entire $150.0 million in revolving and term debt available under our credit agreement, and without giving effect to the hedging arrangement described in the next sentence, a 1.0% change in interest rates would result in a change to interest expense of approximately $1.5 million annually. To hedge a portion of our interest rate risk, we have entered into a five-year interest rate swap agreement with respect to a $100.0 million notional amount at a fixed rate of 5.64%. See “Note 15: Interest Rate Derivative” and “Note 16: Subsequent Events” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

Our exposure to fluctuations in currency exchange rates has increased significantly as a result of contracts for the construction of our second-generation constellation satellite and the related control network facility, which are primarily payable in Euros. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance related to these contracts of approximately € 522.4 million on September 30, 2007, would result in $7.5 million of additional payments. See “Note 4: Property and Equipment” of the Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Because the material weakness described below has not been fully remediated as of the filing date of this Report, management, including our chief executive officer and chief financial officer, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Report. Notwithstanding the material weakness, we believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2007.

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

Since the second half of 2006, we have invested significant resources to comprehensively document and analyze our system of internal control over financial reporting. We have identified areas requiring improvement, and we are in the process of designing enhanced processes and controls to address issues identified through this review. Areas of improvement include streamlining and standardizing our domestic and international billing and other processes, further limiting internal access to certain data systems and continuing to improve coordination and communication across business functions. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2007, which may result in changes to our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain litigation matters as discussed elsewhere in this Report. For more detailed information on litigation matters outstanding please see Note 13 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. From time to time, we are involved in various other litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial conditions.

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

Our satellites have a limited life and some have failed which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

Since the first Old Globalstar satellites were launched in 1998, nine have failed in orbit, one of which we have brought back into service for Simplex use, and we expect others to fail in the future. Eight of our nine satellite failures have been attributed to anomalies of the S-band antenna. The ninth satellite’s failure was attributed to an anomaly of the satellite command receiver. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its currently expected life. As a result, some of our in-orbit satellites may not be fully functioning at any given time.

As our constellation has aged, the ability of our satellites to carry two-way communications has diminished, and is continuing to diminish, adversely affecting the availability of our two-way communications service, which has begun to adversely affect our results of operations, cash flow and financial condition. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge reflecting its net book value. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures, whether such failures are caused by internal or external factors.

S-band Antenna Amplifier Degradation

As described further below, the degradation of the S-band antenna amplifier in our satellites launched prior to 2007, as previously disclosed in February 2007, has continued. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna reduces the call completion rate for two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. The root cause of the degradation in performance of the S-band antenna amplifiers is unknown, although we believe it may result from irradiation of the satellites in orbit. The S-band antenna amplifier degradation does not affect adversely our one-way Simplex data transmission services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites.

To date, we have managed the degradation of the S-band antenna amplifiers in various technical ways, as well as by launching our spare satellites, placing into service spare satellites already in orbit and moving less impaired satellites to key orbital positions. To maintain the highest possible capacity and best possible quality of service in light of this problem and to prepare for the integration of our eight spare satellites launched in 2007 (four of which were launched in May 2007 and the remaining four in October 2007), on February 2, 2007, we completed the reconfiguration of our satellite constellation to combine two different “Walker” configurations, which continue to operate as a single constellation of 40 satellites plus in-orbit spares. This reconfiguration was done to maintain the highest available capacity and quality of service as well as to insert into the constellation spare satellites launched or scheduled for launch in 2007. The eight spare satellites launched in 2007 will be utilized to augment our existing satellite constellation and later will be integrated into our second-generation satellite constellation. On October 4, 2007, we completed another reconfiguration of our satellite constellation into two further different “Walker” configurations. This reconfiguration was done to attempt to improve service given the current operating status of our old satellite constellation and the newly launched eight satellites. We currently expect to launch our second-generation satellites beginning no later than late 2009.

In early 2006, we undertook a comprehensive third-party review of the S-band antenna amplifier degradation and its likely impact on the performance of the constellation as a whole. At that time, based in part on the third-party report, we concluded that, although there was risk, with the addition of the eight spare satellites in 2007, the constellation would continue to provide commercially viable two-way communication services until the next generation satellites begin to be launched in 2009. However, based on data collected in 2007 from satellite operations, we have concluded that the degradation of the S-band functionality for two-way communications service is occurring at a faster rate than previously experienced and anticipated. In response, in consultation with outside experts, we have implemented innovative methods, and plan to continue to implement additional measures, to attempt to ameliorate this problem, including modifying the configuration of our constellation as described above, changing the way our gateways operate with the satellites and experimenting with new antennas on our phones, thereby attempting to extend the life of the two-way communication capacity of the constellation. We are able to forecast the time and duration of two-way service coverage at any particular location in our service area, and we are making this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas. Nonetheless, we have been unable to slow the rate of the S-band antenna amplifier degradation.

Based on our most recent analysis, we now believe that, if the degradation of the S-band antenna amplifiers continues at the current rate or further accelerates, and if we are unsuccessful in developing additional technical solutions, interruptions of two-way communications services will increase, and by some time in 2008 substantially all of our in-orbit satellites launched prior to 2007 will cease to be able to support two-way communications services. As the number of in-orbit satellites (other than the eight spare satellites launched in 2007) with properly functioning S-band antenna amplifiers decreases, even with optimized placement in orbit of the eight spare satellites, increasingly larger coverage gaps will recur over areas in which we currently provide two-way communications service. Two-way communications service will continue to be available, but at certain times in any given location it will take substantially longer to establish calls and the average duration of calls will be impacted adversely. This could adversely affect our ability to attract and maintain subscribers for two-way communication service. If our subscriber base declines, our ability to attract and retain subscribers at higher rates when our second - generation constellation is placed in service may be affected adversely.

During the three months ended September 30, 2007, our retail ARPU decreased by 25% to $46.21 from $61.61 for the same period in 2006. We believe that customer reaction to the S-band antenna amplifier degradation and our related price reductions have been the primary cause of this reduction. If we are unable to ameliorate the S-band antenna amplifier degradation or maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation satellite constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

Our business plan includes exploiting our ATC license in the United States by combining ATC services with our existing business. If we are unable to accomplish this effectively, our anticipated future revenues and profitability will be reduced and we will lose our investment in developing ATC services.

We are licensed by the FCC to use a portion of our spectrum to provide ATC services in the United States in combination with our existing communication services. If we can integrate ATC services with our existing business, which will require us to make satisfactory arrangements with terrestrial wireless or other communications service providers, we will be able to use the spectrum currently licensed to us to provide an integrated telecommunications offering incorporating both our satellite and ground station system and a terrestrial-based cellular-like system. If successful, this will allow us to address a broader market for our products and services, thereby increasing our revenue and profitability and the value of our business.

However, neither we nor any other company has yet successfully integrated a commercial ATC service with satellite services, and we may be unable to do so.

Northern Sky Research estimates that development of an independent terrestrial network to provide ATC services could cost $2.5 to $3.0 billion in the United States alone. We do not expect to have sufficient capital resources to develop independently the terrestrial component of an ATC network.  Therefore, in the foreseeable future full exploitation of our ATC opportunity will require us to lease portions of our ATC-licensed spectrum to, or form satisfactory partnerships, service contracts, joint ventures or other arrangements with, other telecommunications or spectrum-based service providers.

Although we have entered into an agreement with Open Range Communications, Inc. that will permit Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority, the agreement is contingent on receiving authority from the FCC to use an expanded portion of our spectrum for ATC services and any other FCC approval of the agreement which may be required and Open Range’s completion of its equity and debt financing.  We can give no assurance that these conditions will be satisfied, that FCC approval will be received or that the Open Range agreement will improve our revenues and profitability.

We may not be able to establish other arrangements at all or on favorable terms and, if such arrangements are established, the other parties may not fulfill their obligations. If we are unable to form a suitable partnership or enter into service contract, joint venture agreement or additional leases, we may not be able to realize our plan to offer ATC services, which would limit our ability to expand our business and reduce our revenues and profitability, and adversely affect the value of our ATC license. In addition, in such event we will lose any resources we have invested in developing ATC services, which may be substantial.

On November 9, 2007, the FCC released a Report and Order and Notice of Proposed Rulemaking requesting comments on whether we should be authorized to provide ATC services in the portion of the S-band between 2483.5 and 2495 MHz and in the portion of the L-band that we do not share with Iridium. If the FCC fails to adopt all or a substantial portion of the proposed rule, our ATC strategy may be affected adversely and we may not realize some or all of the value we had hoped to receive from our ATC license.

Implementation of our business plan depends on increased demand for wireless communications services via satellite, both for our existing services and products and for new services and products. If this increased demand does not occur, our revenues and profitability may not increase as we expect.

Demand for wireless communication services via satellite may not grow, or may even shrink, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell our services and to develop and successfully market new services, or could exert downward pressure on prices, or both. This, in turn, could decrease our revenues and profitability and adversely affect our ability to increase our revenues and profitability over time.

The success of our business plan will depend on a number of factors, including:

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

•                                          our ability to market successfully our new Simplex products, especially our SPOT products;

•                                          our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

•                                          our ability to limit the effects of further degradation of, and to maintain the capacity and control of, our existing satellite network;

•                                          our ability to complete the construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control; and

•                                          the effectiveness of our competitors in developing and offering similar services and products.

The implementation of our business plan and our ability to return to profitability assumes that we are able to continue to generate revenue and positive cash flow as our existing satellite constellation continues to age, and to deploy successfully our second-generation satellite constellation, both of which are contingent on a number of factors.

As our existing satellite constellation has aged, our customers’ ability to access our two-way communications service at all times and places has diminished and is continuing to diminish. Specifically, the degradation of the S-band antenna amplifier in our satellites launched prior to 2007, as previously disclosed in February 2007, has continued. Our ability to generate revenue and positive cash flow until the launch of our second-generation satellite constellation will depend upon several factors, including whether:

•                                          we can maintain our existing two-way communications service customers;

•                                          the rate of S-band antenna amplifier degradation accelerates;

•                                          we can introduce successfully new product and service offerings;

•                                          we can continue to compete successfully against other mobile satellite service providers; and

•                                          the FCC or a regulatory body outside the United States takes actions that reduce the quantity or utility of our spectrum or limit our ability to use it as we wish.

Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation satellite constellation. In order to do so, we are dependent on third parties, such as Thales Alenia Space and Arianespace, to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellites. Although we have entered into contracts with Thales Alenia Space that anticipate delivery of the initial 16 satellites by late 2009, and we have arranged with Thales Alenia Space for acceleration of a portion of the initial 24 satellites by up to four months, there can be no assurance that the delivery of these satellites will be timely. We have not arranged an alternative source if Thales Alenia Space is unable or unwilling to fulfill these contracts. If Thales Alenia Space fails to deliver these initial satellites in a timely manner, our ability to meet our projected launch schedule would be materially adversely affected, and our operations and business plan, which assume a functioning second-generation satellite constellation by 2010, would be materially adversely affected.

The launch of our second-generation satellite constellation is also subject to FCC approval. There could be a delay in obtaining this approval, caused by factors outside of our control, such as third-party opposition to our application. In addition, there is a remote possibility that the FCC could refuse to grant this approval.

During any period of delay, we would not be generating the cash flow expected from our new constellation to fund its completion (including procuring replacement satellites) by 2014, and we may be unable to obtain additional financing on favorable terms, or at all, during periods of delay. A delay could also require rescheduling of the anticipated launch dates, and alternative launch slots may not be available within a reasonable period of time, which would also have a material adverse affect on our operations and financial condition.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our revenue and profitability.

For both the year ended December 31, 2006 and the nine months ended September 30, 2007, approximately 90% of our revenue was derived from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to market our products and services successfully, our revenue and profitability may decrease.

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

Our success in generating sufficient cash from operations to fund a portion of the cost of our second-generation satellite constellation will depend in part on the market acceptance and success of our new SPOT™ Satellite Messenger and other Simplex products, which may not occur.

We have recently announced the launch of new products to expand the scope of our Simplex services. On November 1, 2007, we introduced the SPOT Satellite Messenger, aimed at both recreational and commercial customers who require personal tracking, emergency location and messaging solutions that operate beyond the range of traditional terrestrial and wireless communications.

The market for our SPOT Satellite Messenger is new and untested. We cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will be able to meet that demand. Although a survey has assessed the potential addressable market for SPOT in North America at 50 million units, the actual size of the market is unknown and subject to significant uncertainity. Demand for our Simplex offerings in general, in particular geographic markets, for particular types of services or during particular time periods may not enable us to generate sufficient positive cash flow to fund a portion of the cost of our second-generation satellite constellation. Among other things, end user acceptance of our Simplex offerings will depend upon:

•                                          the actual size of the addressable market;

•                                          our ability to provide attractive service offerings to our target markets;

•                                          the cost and availability of user equipment, including the data modems that operate on our network;

•                                          the effectiveness of our competitors in developing and offering alternate technologies or lower priced services; and

•                                          general and local economic conditions.

Our business plan assumes a rapidly growing subscriber base for Simplex products. If we cannot implement this business plan successfully and gain market acceptance for these planned Simplex products and services, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

Because SPOT will be used in isolated and, in some cases, dangerous locations, we cannot predict whether users of the device who suffer injury or death may seek to assert claims against us alleging failure of the device to facilitate timely emergency response. Although we will seek to limit our exposure to any such claims through appropriate disclaimers and liability insurance coverage, we cannot assure investors that the disclaimers will be effective, claims will not arise or insurance coverage will be sufficient.

We must generate significant cash from operations or raise additional capital in order to complete our second-generation satellite constellation.

We estimate the total capital costs of procuring and deploying our second-generation satellite constellation and related upgrades to be approximately $1.2 billion. As of September 30, 2007, we had incurred approximately $119.2 million (excluding internal labor costs and $58.3 million which is held in escrow) of this amount. We estimate approximately $700.0 million (excluding estimated costs of ground infrastructure upgrades) will be incurred from October 1, 2007 through the third quarter of 2010, when we anticipate the launching of 24 second generation satellites will be complete. We plan to fund approximately $94.6 million of this amount from cash on the balance sheet (including our restricted funds), $150 million from our credit facility, and approximately $460.0 million from cash from operations and from other sources of funding including but not limited to debt, equity or a combination of both. Our cash needs could increase depending on, for example, our operational requirements and continued declines in the value of the U.S. dollar against the EURO.

Our ability to generate a portion of $460.0 million from operations by late 2010 depends on our ability to generate substantial earnings from our new SPOT Satellite Messenger and other Simplex products and to maintain our current level of revenue from subscribers for two-way communications service. We introduced SPOT products to consumers in November 2007; accordingly the commercial success of this product is uncertain. After 2010, our ability to generate sufficient cash from operations to complete construction of our second-generation satellite constellation is based on the continued success of these Simplex product offerings, and assumes that we are able to transition our then-existing two-way subscriber base to significantly increased ARPU through, and add new two-way subscribers at, higher priced service offerings consistent with expected prevailing market prices and the enhanced capabilities, increased service quality and broader coverage area we expect following the deployment of our second-generation satellite constellation.

To the extent we are unable to generate sufficient cash from operations to meet the cost requirements for completing the procurement and deployment of our second-generation satellite constellation, we will need to obtain substantial funding from third-party sources. This funding may not be available to us on acceptable terms, or at all, if our future revenues or cash flow are below our expectations, whether as a result of the impact on our two-way subscriber base from degradation of our existing constellation, our failure to generate sufficient revenue from our new SPOT Satellite Messenger and other Simplex products or for any other reason. If we are unable to generate sufficient cash from operations or from additional capital sources, or a combination thereof, and are therefore unable to fund the procurement and deployment of our second-generation satellite constellation in the time period described above, our results of operations, financial condition and liquidity could be materially and adversely affected.

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

We have in the past insured the launch of our satellites, but we do not insure our existing satellites during their remaining in-orbit operational lives. Insurance proceeds would likely be available in the event of a launch failure, but acquiring replacements for any of the satellites will cause a delay in the deployment of our second-generation constellation and any insurance proceeds would not cover lost revenue.

We anticipate our launch failure insurance policy to include specified exclusions, deductibles and material change limitations. Some (but not all) exclusions could include damage arising from acts of war, anti-satellite devices and other similar potential risks for which exclusions were customary in the industry at the time the policy was written.

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

Use of our spectrum for ATC services is limited by regulatory and technological factors. If we are unable to work within these limitations, our anticipated future revenues and profitability will be reduced, and we could lose all or much of our investment in developing ATC services.

We have been granted authority to use a finite quantity of radio spectrum for ATC services in the United States. Although the rules proposed in the NPRM issued by the FCC on November 9, 2007 would, if adopted, expand our available spectrum for ATC services to 19.275 MHz, our ATC license currently is limited to 11 MHz, or 5.5 MHz of spectrum in each of the L and S bands. Any ATC use of more than 11 MHz of spectrum would require a change in or waiver of FCC rules. We have applied for a change in the rules, and the FCC has issued a Notice of Proposed Rulemaking requesting public comment on our application. However, the FCC may ultimately decide not to enlarge our authorization. In addition, our authority to provide ATC services is contingent on our continuing to offer satellite services to our customers and having a usable in-orbit spare satellite at the time we begin to offer ATC services. Accordingly, we must continue to provide “substantial satellite service” for as long as we provide ATC services through our network. If we are not able to manage our satellite and ATC spectrum use dynamically and efficiently, we may not be able to realize the full value of our ATC license.

The FCC rules governing ATC are relatively new and are subject to interpretation. These rules require ATC service providers to demonstrate that their mobile satellite and ATC services satisfy certain gating criteria, such as constituting an “integrated service offering,” and maintain at least one in-orbit spare satellite. The FCC reserves the right to rescind ATC authority if the FCC determines that a licensee has failed to provide an “integrated service offering” or to comply with other gating criteria. It is therefore possible that we could lose our existing or future ATC authority, in which case we could lose all or much of our investment in developing ATC services, as well as future revenues from such services.

The FCC has indicated that one means of meeting the integrated service offering requirement is through the use of dual-mode mobile satellite services/ATC user terminals. Although we believe we can obtain and sell dual-mode mobile satellite services/ATC user terminals that will comply with the ATC rules, the scope of ATC services that we will be permitted and required to provide under our existing FCC license is unclear and we may be required to seek amendments to our ATC license to execute our business plan. The development and operation of our ATC system may also infringe on unknown and unidentified intellectual property rights of other persons, which could require us to modify our business plan, thereby increasing our development costs and slowing our time to market. If we are unable to meet the regulatory requirements applicable to ATC services or develop or acquire the required technology, we may not be able to realize our plan to offer ATC services, which would decrease our revenues and profitability.

If the FCC were to reduce our existing spectrum allocation further or impose additional spectrum-sharing requirements on us, our services and operations could be adversely affected.

Under the FCC’s plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However, there is a potential German CDMA system called Courier which may be built and which may use our frequencies. We may be required to share spectrum with this system or other systems that are not currently licensed by the U.S. or any other jurisdiction.

On November 9, 2007, the FCC adjusted the assignments on the 1610-1626.5 MHz band that we and Iridium use. See “Note 16: Subsequent Events” of the Notes to Unaudited Interim Consolidated Financial Statements. Although the FCC reduced our exclusive spectrum by only a small amount, it reduced the amount of spectrum that we share with Iridium by 2.625 MHz. We do not believe that these reductions were supported by the record before the FCC, and we are evaluating our options.

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

Satellite-based Competitors

There are currently five other satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat, Mobile Satellite Ventures, Thuraya and Asian Cellular Satellites. In addition, ICO Global Communications (Holdings) Limited and TerreStar plan to launch their new satellite systems within the next few years. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand.

In April 2001, Iridium, our principal worldwide mobile satellite competitor, exited bankruptcy and resumed commercial service in competition with us. Iridium has a long-term contract from the United States Department of Defense. ICO Global Communications is expected to complete its system and compete with us in the future. TerreStar also holds a 2 GHz satellite license and is constructing a system that may compete with us in the future. Although we believe there is currently no comparable product to our new SPOT satellite messenger product, other providers of satellite - based products could introduce their own similar products if the SPOT product is successful, which may materially adversely affect our business plan. In addition, we may face competition from new competitors or new technologies. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue.

Terrestrial Competitors

In addition to our satellite-based competitors, terrestrial wireless voice and data service providers are expanding into rural and remote areas and providing the same general types of services and products that we provide through our satellite-based system. Many of these companies have greater resources, wider name recognition and newer technologies than we do. Industry consolidation could adversely affect us by increasing the scale or scope of our competitors and thereby making it more difficult for us to compete. We could lose market share and revenue as a result of increasing competition from the extenstion of land-based communication services.

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

ATC Competitors

We also expect to compete with a number of other existing and future wireless providers that may develop ATC integrated networks. For example, MSV has received a license from the FCC to operate an ATC network, and Terrestar filed an application for ATC authority in September 2007. Other competitors are expected to seek approval from the FCC to operate ATC services. Any of these competitors could offer an integrated satellite and terrestrial network before we do, could combine with terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer an ATC network that customers prefer over ours.

The loss of customers, particularly our large customers, may reduce our future revenues.

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, more rapid than anticipated degradation of our constellation or for other reasons. Our top 10 customers for the year ended December 31, 2006 and the nine months ended September 30, 2007 accounted for, in the aggregate, approximately 22% and 17% of our total revenues of $136.7 million and $74.7 million, respectively. For the year ended December 31, 2006 and the nine months ended September 30, 2007, revenues from our largest customer were $5.4 million, or 3.9%, and $4.3 million, or 5.8% of our total revenues, respectively. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our profitability could be significantly reduced through the loss of these revenues. In addition, we may be required to record additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability. After our second - generation satellite constellation becomes operational, we may face challenge in maintaining our existing subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 10% and 11% of our total service revenue for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty.

Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services, slow our expansion into new markets and subject our services to additional competitive pressures.

Our ownership and operation of wireless communication systems are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar local authorities. The rules and regulations of the FCC or these foreign authorities may change and may not continue to permit our operations as presently conducted or as we plan to conduct them. For example, the FCC has cancelled and refused date to reinstate our license for spectrum in the 2 GHz band and has since licensed this spectrum to other entities for their mobile satellite service systems.

Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites, ground stations, or other terrestrial facilities (including those necessary to provide ATC services) as required by our licenses and applicable government regulations could result in the imposition of government sanctions on us, up to and including cancellation of our licenses.

The FCC may require us to obtain separate authorization to launch and operate replacement satellites if it concludes that these satellites are not “technically identical” to those authorized by our existing license. Although we believe that our replacement satellites will be “technically identical” in this fashion, we cannot assure you that the FCC will reach a similar conclusion. If the FCC reaches a different conclusion, we may need to obtain a separate FCC authority prior to launching or operating these replacement satellites.

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

Much of the software we require to support critical gateway operations is licensed from third parties, including QUALCOMM and Space Systems/Loral Inc., and was developed or customized specifically for our use. Software to support customer service functions, such as billing, is also licensed from third parties and was developed or customized specifically for our use. If the third party licensors were to cease to support and service the software, or the licenses were to no longer be available on commercially reasonable terms, it may be difficult, expensive or impossible to obtain such services from alternative vendors. Replacing such software could be difficult, time consuming and expensive, and might require us to obtain substitute technology with lower quality or performance standards or at a greater cost.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. A substantial majority of our obligations, including the funds held in escrow to secure our payment obligations, under the contract for construction of our second-generation satellite constellation are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 33% and 38% of our total sales were to retail customers in Canada, Europe and Venezuela during the year ended December 31, 2006 and the nine months ended September 30, 2007. Our results of operations for the year ended December 31, 2006 and the nine months ended September 30, 2007 reflected a loss of $4.0 million and a gain of $4.9 million, respectively, on foreign currency transactions. Our exposure to fluctuations in currency exchange rates has increased significantly as a result of our satellite contracts. We may be unable to offset unfavorable currency movements as they adversely effect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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

We depend on QUALCOMM for gateway hardware and software, and also as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates QUALCOMM proprietary technology. Ericsson OMC Limited and Telit, which until 2000 manufactured phones and other products for us, have discontinued manufacturing these products, and QUALCOMM may choose to terminate its business relationship with us when its current contractual obligations are completed in approximately three years. In addition, we currently have a maintenance and support contract with QUALCOMM that we must negotiate annually. If QUALCOMM terminates any one of these relationships, we may not be able to find a replacement supplier. Although the QUALCOMM relationship might be replaced, there could be a substantial period of time in which our products or services are not available and any new relationship may involve a significantly different cost structure, development schedule and delivery times.

We depend on Axonn L.L.C. to produce and sell the data modems through which we provide our Simplex service, including our new SPOT Satellite Messenger products, which incorporate Axonn proprietary technology. Axonn is currently our sole source for obtaining these data modems. If Axonn were to cease producing and selling these data modems, in order to continue to expand our Simplex service, we would either have to acquire from Axonn the right to have the modems manufactured by another vendor or develop a modem that did not rely on Axonn’s proprietary technology. We have no long-term contract with Axonn for the production and sale of these data modems.

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

Our indebtedness could adversely affect our financial condition. If the $150.0 million in committed facilities under our credit agreement had been drawn fully at September 30, 2007, our indebtedness would have been $150.5 million. This would have resulted in annual interest expense of approximately $16.6 million, assuming an interest rate of 11.0%. In addition, we anticipate incurring additional indebtedness in connection with our future business plans. Our indebtedness could:

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

Thermo Funding Company has agreed to assume the obligations of the lenders under the credit agreement. See “Note 16: Subsequent Events” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I of this Report. Upon such assumption, these restrictions on additional debt may be relaxed, allowing us to incur even more indebtedness.

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

If we are unable to address successfully the material weakness in our internal controls, or our other control deficiencies, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other requirements may be adversely affected.

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

We are a defendant in a shareholder class action lawsuit arising out of our initial public offering in 2006 and consumer class action lawsuits and we may be involved in additional litigation in the future.

 On February 9, 2007, the first of three purported class action lawsuits was filed against us, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) in the Southern District of New York alleging that our registration statement related to our initial public offering (“IPO”) in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. On August 15, 2007, the lead plaintiff filed its Securities Class Action Consolidated Amended Complaint. The Amended Complaint reasserts claims against the Company and our CEO and CFO, and adds as defendants the three co-lead underwriters of the IPO, Wachovia Capital Markets, LLC, JPMorgan Securities, Inc. and Jefferies & Company, Inc. It cites a drop in the trading price of our Common Stock that followed our filing, on February 5, 2007, of a current report of Form 8-K relating in part to changes in the condition of our satellite constellation. It seeks, on behalf of a class of purchasers of the Company’s Common Stock who purchased shares in the initial public offering or traceable to that offering from November 2, 2006 through February 6, 2007, recovery of damages under Sections 11 and 15 of the Securities Act of 1933, and rescission under Section 12(a)(2) of the Securities Act of 1933. We intend to defend the matter vigorously.

On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against us in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE). The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because we did not perform according to our representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and we filed a motion to dismiss the complaint on July 6, 2007. On September 25, 2007, the court issued an order granting in part and denying in part our motion. Subsequently, on October 17, 2007, the plaintiffs filed their Second Amended Complaint.

On April 24, 2007, Mr. Jean-Pierre Barrette filed a motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada. Mr. Barrette asserts claims based on Quebec law related to his alleged problems with Globalstar Canada’s service. We moved to disqualify Mr. Barrette because of his association with the law firm representing plaintiffs and to  transfer the case to the district of Montreal. The court recently granted our motion for a change of venue, and plaintiff’s counsel substituted a new designated representative of the purported class.

We cannot assure you that we will prevail in these lawsuits. Failure to prevail in any or all actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

In addition, in the past, we have, and may in the future, become subject to other types of litigation. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding Company LLC, an affiliate of ours, pursuant to which the latter agreed to purchase up to 12,371,136 shares of Common Stock at a price of $16.17 per share. During the quarter ended September 30, 2007, Thermo Funding Company made the following purchases pursuant to the agreement:

Date of Purchase	Number of Shares	Purchase Price (in millions)

July 31, 2007	2,164,502	$35.0

September 7, 2007	1,236,858	$20.0

September 27, 2007	1,607,916	$26.0

Thermo Funding Company had purchased 11,601,618 of such shares as of September 30, 2007 for an aggregate purchase price of $187.6 million. The irrevocable standby stock purchase agreement was required by the lender as a condition to entering into our credit agreement. The sale of these shares was exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits

Number	Description

10.1 *	Launch Services Agreement between Globalstar, Inc. and Arianespace dated as of September 5, 2007

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

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

GLOBALSTAR, INC.

	By:	/s/ JAMES MONROE III
Date: November 14, 2007		James Monroe III
Chairman and Chief Executive Officer

	By:	/s/ FUAD AHMAD
Date: November 14, 2007		Fuad Ahmad
Vice President and Chief Financial Officer