Form 10-K
period 2007-12-31
Globalstar, Inc.
filed 2008-03-17
CIK 1366868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33117

GLOBALSTAR, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2116508 (I.R.S. Employer Identification No.)
461 South Milpitas Blvd. Milpitas, California 95035 (Address of principal executive offices)
Registrant's telephone number, including area code: (408) 933-4000

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	The NASDAQ Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates at June 30, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $274.0 million.

         The number of shares of the Registrant's common stock outstanding as of March 4, 2008 was 83,688,090.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

i

PART I

Forward Looking Statements

        In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as "may," "will," "should," "could," "would," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," the negative of such terms or other comparable terminology. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this report regarding matters that are not historical facts, involve predictions. These and similar statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by the statements. Such risks and uncertainties include, among others, those listed in "Item 1A. Risk Factors" of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Item 1. Business

Overview

        Globalstar, Inc. (the "Company") is a leading provider of mobile voice and data communications services via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. Using, at any given time, approximately 48 in-orbit satellites and 25 ground stations, which we refer to as gateways, we offer voice and data communications services in over 120 countries. Sixteen of these gateways are operated by unaffiliated companies (including three gateways in Brazil which we have agreed to acquire), which we refer to as independent gateway operators and which purchase communications services from us on a wholesale basis for resale to their customers.

        Our network, originally owned by Globalstar, L.P. ("Old Globalstar") was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications and Qualcomm Incorporated, or QUALCOMM. On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, we completed the second stage of a two stage acquisition of the business and assets of Old Globalstar. The first stage was completed on December 5, 2003, when Thermo Capital Partners LLC was deemed to obtain operational control of the business, as well as certain ownership rights and risks. The second stage was completed in 2004 when we received final approval from the U.S. Federal Communications Commission, or the FCC. Thermo Capital Partners LLC, which owns and operates companies in diverse business sectors and is referred to in this Report, together with its affiliates, as "Thermo," became our principal owner in this transaction. We refer to this transaction as the "Reorganization."

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

        We currently provide the following telecommunications services:

  •
  two-way voice communication between mobile or fixed handsets or user terminals and other mobile and fixed devices;

  •
  two-way data transmissions (which we call duplex) between mobile and fixed data modems; and

  •
  one-way data transmissions (which we call Simplex) between a mobile or fixed device that transmits its location or other telemetry information and a central monitoring station.

        In most of the world, we have authority to operate a wireless communications network via satellite over 27.85 MHz of radio spectrum, which is comprised of two blocks of contiguous global radio frequencies. In the United States, the FCC has authorized us to use 25.225 MHz. We refer to our licensed radio frequencies as our "spectrum." We are also licensed by the FCC to use 11MHz of our spectrum to provide an ancillary terrestrial component, known as ATC, in the United States in combination with our existing satellite communications service. On November 9, 2007, the FCC requested comment on whether we should be authorized to provide ATC service over an aggregate 19.275 MHz (an additional 8.275 MHz), of our licensed spectrum. ATC services enable the integration of a satellite-based service with terrestrial wireless service, resulting in a hybrid network designed to provide customers with advanced service and broad coverage.

        Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:

  •
  mobile telephones;

  •
  fixed telephones;

  •
  telephone accessories, such as car kits and chargers; and

  •
  data modems.

        At December 31, 2007, we served approximately 284,000 subscribers. We increased our net subscribers by approximately 8% from December 31, 2006 to December 31, 2007. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

        Our satellite constellation was launched in the late 1990s. To supplement our existing satellite constellation, we launched eight spare satellites in 2007. We expect these newly-launched satellites to provide two-way communications service through the deployment of our second-generation constellation. A number of our satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem. The S-band antenna provides the downlink from the satellite to a subscriber's phone or data terminal. Degraded performance of an S-band antenna amplifier reduces the availability of two-way voice and data communication between the affected satellite and the subscriber. If the S-band antenna on a satellite ceases to function, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. Subscriber service will continue to be available as long as some satellites are functional, but at certain times in any given location it may take longer to establish calls and the average duration of calls may be reduced.

        This S-band antenna amplifier degradation does not adversely affect our one-way Simplex data transmission services, which use only the L-band uplink from a subscriber's Simplex terminal to our satellites. We intend to exploit our ability to provide uninterrupted Simplex services with the introduction of new products and services, including the introduction of a consumer-oriented, hand-held tracking and emergency messaging device, the SPOT™ satellite messenger, made commercially available in November 2007. The SPOT satellite messenger uses both the GPS satellite network to determine a customer's location and the SPOT network to transmit that information to friends, family or an emergency service center.

        On November 30, 2006, we and Thales Alenia Space entered into a contract for the construction of 48 low-earth-orbit satellites for our second-generation satellite constellation, which we expect to extend the life of our network until at least 2025. The contract requires Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009. At our request, Thales Alenia Space has presented a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. We have accepted the first two portions of this plan. We cannot assure you that any or all of this acceleration will occur. On September 5, 2007, we entered into a contract with Arianespace, our "Launch Provider," for the launch of our second-generation satellites and certain pre- and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the procurement of our second-generation satellite constellation and related launch services is approximately $1.16 billion (the majority of which is denominated in Euros).

        Our revenue for the years ended December 31, 2007, 2006 and 2005 was $98.4 million, $136.7 million and $127.1 million, respectively. Our net income (loss) for the years ended December 31, 2007, 2006 and 2005 was $(27.9) million, $23.6 million and $18.7 million, respectively.

Industry

        We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services using a network of one or more satellites and associated ground facilities. Mobile satellite services are usually complementary to, and interconnected with, other forms of terrestrial communications services and infrastructure and are intended to respond to users' desires for connectivity at all times and locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks are impaired or do not exist.

        Worldwide, government organizations, military and intelligence agencies, natural disaster aid associations, event-driven response agencies and corporate security teams depend on mobile and fixed voice and data communications services on a regular basis. Businesses with global operating scope require communications services when operating in remote locations around the world. Mobile satellite services users span the forestry, maritime, government, oil and gas, mining, leisure, emergency services, construction and transportation sectors, among others. We believe many existing customers increasingly view satellite communications services as critical to their daily operations.

        Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the handsets, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low cost data collection and asset tracking devices.

        Communications industry sectors that are relevant to our business include:

  •
  mobile satellite services, which provide customers with connectivity to mobile and fixed devices using a network of satellites and ground facilities;

  •
  fixed satellite services, which use geostationary satellites to provide customers with voice and broadband communications links between fixed points on the earth's surface; and

  •
  terrestrial services, which use a terrestrial network to provide wireless or wireline connectivity and are complementary to satellite services.

        Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications ("Eutelsat") and SES Global, and very small aperture terminals companies, such as Hughes Networks and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, mobile satellite services providers, such as Globalstar, Inmarsat P.L.C. ("Inmarsat") and Iridium Satellite L.L.C. ("Iridium"), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect mobile satellite services operators will increasingly compete with fixed satellite services operators.

        Low earth orbit ("LEO") systems, such as the systems we and Iridium currently operate, reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, can provide a better overall quality of service.

        Currently, our principal mobile satellite services global competitors are Inmarsat and Iridium. United Kingdom-based Inmarsat owns and operates a geostationary satellite network and U.S.-based Iridium owns and operates a low earth orbit satellite network. Inmarsat provides communications services, such as telephony, fax, video, email and high-speed data services. Iridium offers narrow-band data, fax and voice communications services. We also compete with several regional mobile satellite services providers that operate geostationary satellites, such as Thuraya Satellite Communications Company ("Thuraya"), principally in the Middle East and Africa; Mobile Satellite Ventures ("MSV") and Mobile Satellite Ventures Canada in the Americas; and Asia Cellular Satellite in Asia.

Sales and Marketing

        We sell our products and services through a variety of retail and wholesale channels depending on the nature of the product and the targeted market. Our sales and marketing efforts are tailored to each of our geographic regions and targeted markets. In the past, we did not conduct mass consumer marketing campaigns. Rather, our sales professionals targeted specific commercial vertical markets and customers with face-to-face meetings, product trials, advertising in specific publications for those markets and direct mailings. However, with the introduction of our SPOT satellite messenger, we will be targeting our marketing campaigns towards mass audiences. This may include television, print and other means of addressing a wider audience. We also focus a large amount of our marketing activity on tradeshows. In 2007, we attended approximately 35 different corporate tradeshows, where we sponsored booths and demonstrated our products. Our dealers and resellers attended additional tradeshows where they showcased our products.

  Direct Sales, Dealers and Resellers

        Our distribution managers are responsible for conducting direct sales with key accounts and for managing agent, dealer and reseller relationships in assigned territories in over 25 countries. They conduct direct sales with key customers and manage approximately 800 distribution outlets. We also distribute our services and products indirectly through approximately 20 major resellers and value added resellers in the United States and through 10 independent gateway operators that employ their own salespeople to sell the full range of our voice and data products and services, directly and indirectly, in over 60 countries. Wholesale sales to independent gateway operators represented approximately 5% of our service revenue for the year ended December 31, 2007. No agent, dealer or reseller represented more than 10% of our revenue for the year ended December 31, 2007.

        The reseller channel is comprised primarily of communications equipment retailers companies and commercial communications equipment rental companies that retain and bill clients directly, outside of our billing system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have productive sales arrangements with major resellers to market our services, including some value added resellers that integrate our products into their proprietary end products or applications.

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

        In addition to sales through our distribution managers, agents, dealers and resellers, customers can place orders through our website at www.globalstar.com or by calling our customer sales office at (877) 728-7466. To encourage internet sales, our website includes special promotional offers that are unavailable elsewhere. We believe that, as awareness of our services grows and our brand name becomes more recognizable, we will experience an increase in our direct internet and phone order sales. Because we do not need to pay an agent commission, sell our services at reduced margins or provide a reseller discount, our internet and phone sales channels carry the greatest margins. Our website and call center provide a user-friendly interface with consumers looking for a simple transaction or customer support.

  SPOT Satellite Messenger

        We are distributing and selling our new SPOT satellite messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of "Big Box" retailers and other similar distribution channels including Bass Pro Shops, Big 5 Sporting Goods, Big Rock Sports, Boater's World, Cabela's, Campmor, Joe's Sport, Outdoor and More, Orvis, REI, Rescue Source 3, Sportsman's Warehouse, West Marine and Wynit. Our objective is to sell our SPOT satellite messenger through approximately 5,000 distribution points by the end of the second quarter of 2008 and 10,000 in 2009. Currently, the SPOT satellite messenger is being sold through approximately 2,000 distribution points. We also intend to sell SPOT products and services directly using our existing salesforce into key vertical markets and through our direct e-commerce website (www.findmespot.com).

  Independent Gateway Operators

        Our wholesale operations encompass primarily bulk sales of wholesale minutes to the independent gateway operators around the globe. These independent gateway operators maintain their own subscriber bases that are exclusive to us and promote their own service plans. The independent gateway operator system has allowed us to expand in regions that hold significant growth potential but are harder to serve without sufficient operational scale or where local regulatory requirements or business or cultural norms do not permit us to operate directly. Our wholesale efforts also include our Simplex and duplex data tracking devices.

        Set forth below is a list of independent gateway operators as of December 31, 2007:

Location	Gateway	Independent Gateway Operators
Argentina	Bosque Alegre	TE.SA.M Argentina
Australia	Dubbo	Globalstar Australia PTY Limited
Australia	Mount Isa	Globalstar Australia PTY Limited
Australia	Meekatharra	Globalstar Australia PTY Limited
Brazil(1)	Manaus	Globalstar do Brasil
Brazil(1)	Presidente Prudente	Globalstar do Brasil
Brazil(1)	Petrolina	Globalstar do Brasil
China	Beijing	China Spacecom
Italy	Avezzano	Elsacom N.V.
Korea	Yeo Ju	Dacom
Mexico	San Martin	Globalstar de Mexico
Peru	Lurin	TE.SA.M Peru
Russia	Khabarovsk	GlobalTel
Russia	Moscow	GlobalTel
Russia	Novosibirsk	GlobalTel
Turkey	Ogulbey	Globalstar Avrasya

(1)
We have agreed to acquire these gateways and operating rights in Brazil from Globalstar do Brasil. See Note 3 to our consolidated financial statements included in Item 8 of this Report.

        We do not own or control these independent gateway operators nor do we operate their gateways. We own and operate directly gateways in the United States, Canada, Venezuela, Nicaragua, Puerto Rico and France. See "Item 2. Properties."

Services and Products

        Our principal services are satellite communications services, including mobile and fixed voice and data services and asset tracking and monitoring services. We introduced our asset tracking and monitoring services in late 2003, and demand for these services has grown rapidly since then. Sales of all services accounted for approximately 80%, 67% and 64% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 20%, 33% and 36% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

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

        We regularly innovate our service offerings. We have introduced a number of innovative pricing plans such as "bundled minutes," Annual Plans and Unlimited Plans.

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

  Satellite Data Modem Services

        In addition to data utilization through fixed and mobile services described above, we also offer data-only services. Our principal competitor providing these services is Orbcomm Inc., which describes its market as two-way machine-to-machine communications and which reported about 318,000 subscribers at September 30, 2007. Our system is well-suited to handle duplex data transmission. Duplex devices have two-way transmission capabilities; for asset-tracking applications, this enables customers to control directly their remote assets and perform more complicated monitoring activities. We offer asynchronous and packet data service in all of our territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Satellite data modems are sold principally through integrators and value added resellers, who developed innovative end-market solutions, such as the Safety Star product, designed to address lone worker safety concerns, and the Skyhawk product, designed for maritime use. Our satellite data modems can be activated under any one of our current pricing plans. Satellite data modems are a fast growing product group that provide solutions that are accessible in every region we serve. The revenue that flows from these products provides an important and growing source of recurring service revenue and subscriber equipment sales for us.

        Additionally, we offer a data acceleration and compression service to the satellite data modem market. This service increases web-browsing, email and other data transmission speeds without any special equipment or hardware.

  Personal Asset Tracking and Remote Monitoring (Simplex)

        Our Simplex service is designed to address the market need for a small and cost-effective solution for sending data (such as location) from assets in remote locations to a central monitoring station.

Simplex is a one-way burst data transmission to our network from a Simplex telemetry unit, which may be located, for example, on a container in transit. At the heart of the Simplex service is an application server, which is located at a gateway. This server receives and collates messages from all Simplex telemetry units received on our satellite network. Simplex transmitting devices consist of a Simplex telemetry unit, an application specific sensor, a battery (with up to a seven-year life depending on the number of transmissions) and optional global positioning functionality. The small size of the units makes them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Our Simplex service was introduced in 2003. Current users include various governmental agencies, including the Federal Emergency Management Agency (FEMA), the U.S. Army and the Mexican Ministry of Education, as well as commercial and other entities such as General Electric, Dell and The Salvation Army.

        Customers are able to realize an efficiency advantage from tracking assets on a single system as opposed to several regional systems. Simplex services are currently available from equipment installed into gateways in North America, Europe, Venezuela, Mexico, Turkey, Korea, Australia, Peru and Russia. In 2007, we expanded our coverage in Eastern Australia and New Zealand and we plan to expand our coverage into South America and South Asia. We sell our Simplex services through value added resellers. Value added resellers purchase the services directly from us by subscribing to various pricing options offered by us to address various applications for this service and resell them to the end user. We receive a monthly subscription service fee and a one-time activation fee for each activated Simplex device.

Our Products

  Voice and Data Equipment

        Our services are available for use only with equipment designed to work on our network, which is typically sold to users in conjunction with an initial service plan. Our mobile phones, similar to ordinary cellular phones, are simple to use. In the fourth quarter of 2006, we began offering a new satellite-only GSP-1700 phone, which is an update to the GSP-1600. The new phone includes a user-friendly color LCD screen and a rugged, water resistant case available in multiple colors. The phones represent a significant improvement over earlier-generation equipment, and we believe that the advantages will drive increased adoption from prospective users as well as increased revenue from our existing subscribers. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only satellite network operator currently using the patented QUALCOMM CDMA technology that permits the selection of the strongest signal available.

        Currently, QUALCOMM manufactures all of our mobile phones and most of our accessories. In addition to the GSP-1700, we continue to offer our remaining inventories of GSP-1600 tri-mode units that work on AMPS (the North American analog cellular standard) and CDMA digital cellular networks, as well as on our satellite system.

        In May 2005, we entered into an agreement with QUALCOMM to manufacture next-generation mobile and fixed devices. Under this agreement, QUALCOMM agreed to supply us with what we project will be a supply of advanced mobile phone units and accessories and advanced data products sufficient to meet our expected demand through 2011.

        In addition to our principal products described above, we offer a large selection of related accessories for our line of phones, including car kits, cigarette lighter adapters, wall chargers, travel chargers and remote antennas. Under our agreement with QUALCOMM, it also will produce for us second-generation car kits and other accessories. We believe that sales of these high-margin accessories, especially of car kits, also drive additional product usage, which in turn results in higher service revenue.

        In addition to traditional satellite handsets, we sell multiple specialized products designed to address the specific needs of certain attractive end-user markets including the emergency response and maritime markets. These products include:

        Emergency Response.    Our Globalstar Emergency Management Communications System (GEMCOMS) is comprised of five of our fixed phones conveniently mounted in a container allowing for quick deployment, set-up and operation in an emergency situation. GEMCOMS can operate as a standalone unit (allowing up to five simultaneous Globalstar phone calls) or be combined with a small and relatively inexpensive "picocell" to provide an almost instantaneous local cellular capability in areas where the infrastructure has been damaged or destroyed. GEMCOMS operates like stand-alone cellular phone sites. Prototypes of this system were made available to FEMA for use in support of the disaster relief efforts for Hurricanes Katrina, Rita and Wilma.

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

        During the second half of 2007, our integrators continued to introduce new and innovative products using our Simplex services. Guardian Mobility Corporation introduced a new group of satellite data modems known as the Tracer 3 Product Family. The data modems are designed to communicate via our Simplex network and are capable of providing data monitoring and GPS-based asset tracking information to customers from remote regions. The Tracer 3 Product Family joined Guardian Mobility's suite of Simplex data products, which includes its Skytrax family of general aviation automated flight following solutions. In addition, Numerex Orbit One, another of our integrators, announced the introduction of its SX-1 as the world's smallest asset tracking modem.

        Multi-Channel Modem.    In the first half of 2006, we introduced our multi-channel modem to the market. We offer the multi-channel modem with four modem boards ("MCM4") or up to 16 modem boards. Each MCM4 has a single remote antenna and facilitates data rates up to 38.4 Kbps (with compressed speeds of between 144 and 256 Kbps).

        QUALCOMM GSP-1720 Satellite Voice and Data Modem.    Under our May 2005 agreement, QUALCOMM is manufacturing an updated satellite voice and data modem known as the GSP-1720 that is based on the same technology used in the GSP-1700 phone. We introduced the GSP-1720 modem in the first half of 2007. The GSP-1720 is a new satellite voice and data modem board with multiple antenna configurations and an enlarged set of commands for modem control and is smaller, less expensive and easier to operate than our current product. We expect this new board will be attractive to integrators because it will have more user interfaces that are easily programmable, which will make it easier for value added resellers to integrate the satellite modem processing with the specific application (e.g., monitoring and controlling oil and gas pumps, monitoring and controlling electric power plants and more economically facilitating security and control monitoring of remote facilities).

  SPOT Satellite Messenger

        In the fourth quarter of 2007, we introduced the SPOT satellite messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, we expect this new Globalstar device to provide consumers with the capability to geographically trace or map the location of individuals. The product will also enable users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance in the event of an emergency.

  •
  SPOT Addressable Market

  We believe the addressable market for our SPOT products and services in North America alone is approximately 50 million units. Our objective is to capture 2-3% of that market by the end of 2010. The reach of our Simplex System, on which our SPOT products and services relies, covers approximately 50% of the world population. We intend to market our SPOT product and services aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

  •
  SPOT Pricing

  The pricing for SPOT products and services is intended to be extremely competitive. Annual service fees currently range from $99.99 for our basic level plan to $149.98 for additional tracking capability. The maximum suggested retail price for the equipment is $169.99 per unit.

        We began commercial sales of SPOT products and services only recently, and its commercial success can not be assured.

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

        Our top revenue generating markets in the United States and Canada, are (i) government (including federal, state and local agencies), public safety and disaster relief, (ii) recreation and personal and (iii) maritime and fishing, comprising 26%, 16% and 9%, respectively, of our total subscribers in those regions at December 31, 2007. We also serve customers in the markets of telecommunications, oil and gas, natural resources (mining and forestry), and construction and utilities, which together comprised approximately 23% of our total subscribers in the United States and Canada at December 31, 2007. We focus our attention on obtaining customers who will be long-term users of our services and products and who will generate high average revenue per user and, therefore, higher revenue growth.

        None of our customers were responsible for more than 10% of our revenue in 2006 or 2007.

Our Spectrum

        In most of the world, we are authorized to operate a wireless communications network via satellite over 27.85 MHz of radio spectrum comprised of two blocks of contiguous global radio frequencies. In the United States, the FCC has authorized us to use 25.225 MHz. Most of our competitors only have access to spectrum frequencies regionally. Access to this global spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because the products and services can be deployed and sold worldwide. This broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadcast applications.

        Because most of the desirable spectrum below 3GHz has already been allocated by the FCC or will be auctioned by the FCC for terrestrial wireless services, we believe there are limited options for new spectrum allocations. Utilization of existing spectrum is growing quickly. Our spectrum location near the PCS bands should allow us to deploy cost effectively the terrestrial component of an ATC network by leveraging existing terrestrial wireless infrastructures and by adopting off-the-shelf infrastructure equipment to our spectrum bands. Further, we believe the ability of our current network to support ATC services will allow us to introduce new services and capabilities before our competitors. To that end, we are considering a range of options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communication companies to capture the full potential of our spectrum and U.S. ATC license. See "Ancillary Terrestrial Component (ATC)."

        The FCC has allocated a total of 40 MHz of spectrum at 2 GHz for mobile satellite services. This augments the mobile satellite services spectrum allocation at 1.6 and 2.4 GHz and 1.5 and 1.6 GHz. In 2001, we received a license to use a portion of this 2 GHz spectrum. In February 2003, the FCC's International Bureau cancelled our authorization based upon our alleged inability to meet future construction milestones and, in June 2004, the FCC affirmed this cancellation. We have asked for reconsideration of the cancellation although there can be no assurance that the FCC will reconsider it. See "Regulation—2 GHz Spectrum" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

Domestic and Foreign Revenue

        We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada and Europe. In 2007, approximately 37% of our sales were denominated in foreign currencies. For information on our revenue from sales to foreign and domestic customers, see Note 10 to our consolidated financial statements in Item 8 of this Report.

Our Network

        Our satellite network includes, at any given time approximately 48 in-orbit operational low earth orbit satellites, plus in-orbit spares. The design of our orbital planes and the positioning of our ground stations ensure that generally at least one satellite is visible to subscribers for certain services, from any point on the earth's surface between 70o north latitude to 70o south latitude, covering most of the world's population. However, because of the S-band antenna amplifier degradation in some of our satellites, as described below, not all subscribers can access a satellite for their two-way communications services at all times in all locations. Our satellite configuration combines two different orbital configurations. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and continuity of service. The design of our space and ground control system facilitates the real time intervention and management of the satellite constellation and service upgrades via hardware and software enhancements.

        On November 30, 2006, we entered into a definitive contract with Thales Alenia Space to construct 48 low orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services. In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment for our second-generation satellite constellation. On September 5, 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre- and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each.. The total contract price for the procurement of our second-generation satellite constellation and related launch services is approximately $1.16 billion (the majority of which is denominated in Euros). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments."

        Our satellites communicate with our network of 25 gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. In addition to our satellites and nine gateways, we have in storage spare parts for our gateways and our independent gateway operators' gateways, including antennas and gateway electronic equipment. We selectively replace parts as necessary, and anticipate that this supply will sufficiently serve all of our gateway needs throughout the expected life of our existing satellite constellation.

        Each of our gateways has multiple antennas that communicate with our satellites and pass calls seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the user is authenticated by the serving gateway and then the voice or data channel is established to complete the call to the public switched telephone network, to a cellular or another wireless network, or, in the case of a Simplex data call, to the internet.

        We believe that our terrestrial gateways provide a number of advantages over the in-orbit switching used by our principal competitor, including better call quality and convenient regionalized local phone numbers for inbound calling. We also believe that our network's design, which relies on terrestrial gateways rather than in-orbit switching, enables faster and more cost-effective system maintenance and upgrades because the system's software and much of its hardware is based on the ground. Our multiple gateways allow us to reconfigure our system quickly to extend another gateway's coverage to make up some or all of the coverage of a disabled gateway or to handle increased call capacity resulting from surges in demand.

        Our network uses QUALCOMM's patented CDMA technology to permit dynamic selection of the strongest available signals. Patented receivers in our handsets track the pilot channel or signaling channel as well as three additional communications channels simultaneously. Compared to other satellite and network architectures, we offer superior call clarity, virtually no discernable delay and, with satellites unaffected by the S-band antenna degradation, a low incidence of dropped calls. Our system architecture provides full frequency re-use. This maximizes diversity (which maximizes quality) and maximizes capacity as the assigned spectrum can be reused in every satellite beam in every satellite. Our network also works with internet protocol data for reliable transmission of IP messages. We have a long-standing relationship with QUALCOMM for the manufacture of our phone handsets and data terminals.

        Although our network is CDMA-based, it is configured so that we can also support one or more other air interfaces that we select in the future. For example, we have developed a non-QUALCOMM proprietary CDMA technology to offer Simplex data services. Because our satellites are essentially "mirrors in the sky," and all of our network's switches and hardware are located on the ground, we can easily and relatively inexpensively modify our ground hardware and software to use other wave forms to meet customer demands for new and innovative services and products. At this time, we are developing several inexpensive additional products and services which will operate in this manner.

Gateway Acquisitions and Openings

        Effective January 1, 2006, we consummated the purchase of all of the issued and outstanding stock of Globalstar Americas Holding ("GAH"), Globalstar Americas Telecommunications ("GAT"), and Astral Technologies Investment Limited ("Astral"), collectively, the "GA Companies." The GA Companies owned assets, contract rights, and licenses to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize. We believe the purchase of the GA Companies will further enhance our presence and coverage in Central America and consolidation efforts. The purchase price for the GA Companies was $5.2 million payable substantially 100% in our common stock. In accordance with the acquisition agreement, we have issued approximately 521,000 shares of our common stock to the selling stockholders of the GA Companies for the purchase price and interest. See Note 3 to our Consolidated Financial Statements in Item 8 of this Report.

        In December 2007, we agreed to acquire an independent gateway operator that owns and operates three satellite gateway ground stations in Brazil for $6.5 million. The purchase price will be paid primarily in our common stock.

        We have begun construction of a gateway in Singapore at a total cost of approximately $4.0 million. We expect the Singapore gateway to be fully operational in the second half of 2008.

        We have entered into an agreement to construct a gateway in Kaduna, Nigeria, to be owned and operated by Globaltouch (West Africa) Limited, for which Globaltouch will pay us $8.4 million. In addition, we have agreed to acquire 30% of the ordinary shares of Globaltouch for $1.8 million.

Ancillary Terrestrial Component (ATC)

Background

        In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. The ATC network would extend our services to urban areas and inside buildings where satellite services currently are impractical. We believe we are at the forefront of ATC development and are actively working to be among the first market entrants. For a description of the FCC's ATC rules and our authorization to provide ATC services, see "Regulation—United States FCC Regulation—ATC."

        On January 20, 2006, we were granted authorization by the FCC to operate an ATC network initially over 11 MHz of our spectrum, divided into 5.5 MHz in the L-band and 5.5 MHz in the S-band. On November 9, 2007, the FCC issued a Notice of Proposed Rulemaking requesting public comment on whether we should be authorized to provide ATC service in a total of 19.275 MHz of our spectrum. Outside the United States, other countries are implementing regulations to facilitate ATC services. We are committed to pursuing ATC licenses in those jurisdictions and have begun this effort in Canada and Europe.

        In keeping with the FCC's decision, ATC services must be complementary or ancillary to mobile satellite services in an "integrated service offering," which can be achieved by using "dual-mode" devices capable of transmitting and receiving mobile satellite services and ATC signals. Further, user subscriptions that include ATC services must also include mobile satellite subscription services. Because of these requirements, the number of potential early stage competitors in providing ATC services is limited, as only mobile satellite services operators who are offering commercial satellite services can provide ATC services. At the time we commence ATC operations, we must meet all of the FCC's authorization requirements, including an in-orbit spare requirement.

ATC Opportunities

        We believe we are uniquely positioned to benefit from the development of our ATC license given our existing in-orbit satellite fleet and ground stations and we may be among the first to introduce these services. Unlike several of our competitors, who need to launch new satellites and build ground facilities, our existing constellation and our ground stations, with relatively minor modification, are technically capable of accommodating ATC operations. Even with high-bit rate applications, we believe that our network and spectrum are sufficient to meet the demanding band-width requirements of the current and next generation of wireless services.

        We could offer the following terrestrial services, among others, with ATC:

  •
  mobile voice

  •
  mobile broadband data

  •
  fixed broadband data

  •
  voice over internet protocol, or VOIP

  •
  multi-casting and broadcasting services for music and video

        We are considering a range of options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communications companies to capture the full potential of our spectrum and U.S. ATC license.

        On October 31, 2007, we entered into an agreement with Open Range Communications, Inc., or Open Range, that, subject to the conditions described below, permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our spectrum to offer terrestrial wireless WiMAX services with a dual mode terrestrial/MSS terminal to over 500 rural American communities. We expect initial deployment to begin in selected markets in late 2008. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Based on Open Range's business plan used in support of its application for a $268.0 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a maximum value for this agreement between $0.30—$0.40/MHz/POP. Upon the fulfillment of all contingencies, Open Range's down payment will be $3.6 million and annual payments in the first six years of the agreement will range from approximately $1.2 million to $10.3 million, assuming Open Range has the ability to use all of the licensed spectrum covered by the agreement. The amount of the payments made to us will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system. We have also agreed to make a $5.0 million preferred equity investment in Open Range, $1.0 million of which was made available on November 1, 2007 in the form of a loan. Under the agreement Open Range will have the right to use our spectrum within the United States in the 1.6 and 2.4 MHz bands to provide terrestrial wireless broadband services. Open Range has an option to expand this relationship over the next six years. The agreement is contingent on various conditions, including receiving authority from the FCC to use an expanded portion of our licensed spectrum for ATC services and such other FCC and other governmental approvals as may be required for the agreement, and Open Range's completion of its equity and debt financing.

        On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking dealing both with our June 2006 petition for rulemaking to expand its ATC-authorized spectrum to greater than 11 MHz and with the current L-band sharing arrangement between Globalstar and Iridium. The two proceedings are interrelated because, the FCC noted, the agency has reservations about the feasibility of our operating a terrestrial ATC service in the portions of our spectrum that we share with other terrestrial wireless or mobile satellite operators. In the ATC Notice of Proposed Rulemaking ("NPRM") portion of the decision, the FCC requested comment on whether we should be authorized to provide ATC over an aggregate 19.275 MHz of our licensed spectrum, including the portion of our S-band between 2483.5 and 2495 MHz and in the portion of the L-band that we do not share with Iridium. The FCC did not propose to allow ATC in the 2496-2500 MHz portion of the S-band which we share with the Broadband Radio Service ("BRS") or the 2495-2496 MHz guard band between Globalstar and BRS. We have filed comments and reply comments which, we believe, demonstrate that we can operate in the entire 11.5 MHz below 2495 MHz without causing interference to any other in-band or adjacent service.

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

        Inmarsat has been a provider of global communications services since 1982. Inmarsat owns and operates a fleet of geostationary satellites. Due to its multiple-satellite geostationary system, Inmarsat's coverage area extends and covers most bodies of water more completely than we do. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers global land-based and aeronautical communications services. Inmarsat generally does not sell directly to customers. Rather, it markets its products and services principally through a variety of distributors, including Stratos Global Corporation, Telenor Satellite Services, Vizada (formerly France Telecom Mobile Satellite), KDDI Corporation and The SingTel Group, who, in most cases, sell to additional downstream entities who sell to the ultimate customer. We compete with Inmarsat in several key areas, particularly in our maritime markets. We believe that the size and functionality of our mobile handsets and data devices are superior to Inmarsat's fixed units, which tend to be significantly bulkier and more cumbersome to operate. In addition, our products generally are substantially less expensive than those of Inmarsat.

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

        We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in the Middle East and Africa; Asian Cellular Satellites in Asia; MSV and Mobile Satellite Ventures Canada in the Americas; and Optus MobileSat in Australia.

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

        Our industry has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, designing and building the satellite constellation and synchronizing the network technology. We will continue to face competition from Inmarsat and Iridium and other businesses that have developed global mobile satellite communications services in particular regions. We will also face competition from incipient mobile satellite ATC services providers, such as TerreStar and ICOGlobal, who are currently designing a core satellite operating business and a terrestrial component around their spectrum holdings.

Employees

        As of December 31, 2007, we had 330 full-time employees and 5 part-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

        At December 31, 2007, we held 80 U.S. patents with 13 additional U.S. patents pending and 11 foreign patents with 13 additional foreign patents pending. These patents expire between 2010 and 2021. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business.

Regulation

United States FCC Regulation

  Mobile Satellite Services Spectrum and Satellite Constellation.

        Our satellite constellation and four U.S. gateways are licensed by the FCC. Our system is sometimes called a "Big LEO" (for "low earth orbit") system.

        Prior to November 9, 2007, we held regulatory authorization for two pairs of frequencies on our current system: user links (from the user to the satellites, and vice versa) in the 1610 - 1621.35 and 2483.5 - 2500 MHz bands and feeder links (from the gateways to the satellites, and vice versa) in the 5091 - 5250 and 6875 - 7055 MHz bands. On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking. In the Report and Order ("R&O") portion of the decision, the FCC effectively decreased the L-band spectrum available to us while increasing the L-band spectrum available to Iridium by 2.625 MHz. On February 5, 2008, we filed a notice of appeal of the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit.

        The FCC authorizes the operation of our satellite constellation and our gateways and mobile phones in the United States. We will need FCC approval for the operation of our second-generation constellation, but we believe this approval will be routine. Gateways outside the United States are licensed by the respective national authorities; these licenses are held by our foreign subsidiaries or the independent gateway operators.

        Three of our subsidiaries hold our FCC licenses. Globalstar Licensee LLC holds our mobile satellite services license. GUSA Licensee LLC ("GUSA"), is authorized by the FCC to distribute mobile and fixed subscriber terminals and to operate gateways in the United States. GUSA also holds the licenses for our gateways in Texas, Florida and Alaska. Another subsidiary, GCL Licensee LLC ("GCL"), holds an FCC license to operate a gateway in Puerto Rico. GCL is also subject to regulation by the Puerto Rican regulatory agency.

  ATC.

        In January 2006, the FCC granted our application to add an ATC service to our existing mobile satellite services. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and ubiquitous coverage throughout the United States. The FCC regulates mobile satellite services operators' ability to provide ATC-related services, and our authorization is predicated on compliance with and achievement of various "gating criteria" adopted by the FCC in February 2003 and summarized below.

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

  •
  Mobile satellite services and ATC services must be fully integrated either by supplying subscribers with dual-mode mobile satellite services/ATC devices or otherwise showing that the ATC service is substantially integrated with the mobile satellite services service.

  •
  Companies, including our company, that operate low earth orbit constellations must maintain an in-orbit spare satellite at the time that they initiate ATC service.

  •
  The mobile satellite services operator may not offer terrestrial-only subscriptions.

        In June 2006, we petitioned the FCC to authorize us to use all of our remaining spectrum for ATC services. On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking dealing both with our June 2006 petition for rulemaking to expand its ATC-authorized spectrum to greater than 11 MHz and with the current L-band sharing arrangement between Globalstar and Iridium (see "Spectrum Sharing" below). The two proceedings are interrelated because, the FCC noted, the agency has reservations about the feasibility of our operating a terrestrial ATC service in the portions of our spectrum that we share with other terrestrial wireless or mobile satellite operators. In the ATC Notice of Proposed Rulemaking ("NPRM") portion of the decision, the FCC requested comment on whether we should be authorized to provide ATC over an aggregate 19.275 MHz of our licensed spectrum, including the portion of our S-band between 2483.5 and 2495 MHz and in the portion of the L-band that we do not share with Iridium. The FCC did not propose to allow ATC in the 2496-2500 MHz portion of the S-band which we share with the Broadband Radio Service ("BRS") or the 2495-2496 MHz guard band between Globalstar and BRS. We have filed comments and reply comments which, we believe, demonstrate that we can operate in the entire 11.5 MHz below 2495 MHz without causing interference to any other in-band or adjacent service.

  2 GHz Spectrum.

        On July 17, 2001, the FCC granted Old Globalstar and seven other applicants authorizations to construct, launch and operate mobile satellite services systems in the 2 GHz mobile satellite services band, subject to strict milestone requirements. In the case of foreign-licensed applicants, the FCC "reserved" spectrum but required the foreign applicants to meet the same milestones as the domestic applicants. On July 17, 2002, Old Globalstar requested the FCC to grant certain waivers of later milestones. On January 30, 2003, the FCC's International Bureau denied our waivers and declared the 2 GHz license to be null and void. In June 2004, the FCC declined to reverse that decision, and we requested reconsideration, which request remains pending. Subsequently, all but two of the other licensees (TerreStar Networks, Inc., a Canadian company licensed by Industry Canada, and ICO Global Communications, a company licensed in the U.K.) either surrendered their licenses or had them cancelled.

        On December 9, 2005, the FCC decided to reserve all of the 40 MHz allocation for TMI/TerreStar and ICO Global Communication, both of which are non-U.S. corporations, although the reservation was made expressly subject to the outcome of our request for reconsideration of the invalidation of our 2 GHz license. It is unlikely that the FCC will reverse its decision; however, we do not believe that our existing operations or plans for the introduction of ATC services or for a second-generation satellite constellation will be adversely impacted if the 2 GHz license is not reinstated.

  Spectrum Sharing.

        In July 2004, the FCC issued a decision giving Iridium shared access to the 1618.25 - 1621.35 MHz portion of our 1610 - 1621.35 MHz band. We share this portion of the band with Iridium on a "co-primary" basis for uplink usage, but we retain priority and are "primary" with respect to the downlink usage in this band. Previously, Iridium had exclusive access to 1621.35 - 1626.5 MHz, and, except for the requirement to protect certain radio astronomy operations, we had exclusive access to 1610 - 1621.35 MHz, subject to the possible future development of new CDMA-based systems compatible with ours. We requested reconsideration of certain portions of this decision, including the specific frequencies that must be shared with Iridium and the technical requirements that will govern the sharing. Iridium sought to extend the sharing over an additional 2.25 MHz of our spectrum, which we have vigorously opposed. On November 9, 2007, the FCC issued a Second Order on Reconsideration changing Globalstar's and Iridium's assignments. Globalstar and Iridium each has access to 7.775 MHz of unshared spectrum, and the two share 0.950 MHz of spectrum in the center of the band. The FCC expects Globalstar and Iridium to reach a mutually acceptable coordination agreement in the shared portion. On February 5, 2008, we filed a notice of appeal of the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit.

        Also in the July 2004 decision, the FCC required us to share the 2496 - 2500 MHz portion of our downlink spectrum with certain Broadband Radio Service fixed wireless licensees and with about 100 "grandfathered" Broadcast Auxiliary Service licensees. We expect the latter to be relocated out of the band by about 2009. Although we and others requested reconsideration of certain of the rules that will govern our sharing with these Broadband Radio Service and Broadcast Auxiliary Service licensees, the FCC affirmed this portion of its decision in an order issued in April 2006. Certain parties have filed further requests with the FCC for reconsideration of this decision, which we have opposed. In addition, on July 21, 2006, Sprint Nextel Corporation ("Sprint Nextel") one of the largest Broadband Radio Service licensees, filed an appeal of the FCC's decision to relocate them to the 2496-2500 MHz band with the U.S. Court of Appeals for the D.C. Circuit. On December 6, 2006, the court granted the FCC's motion to hold the case in abeyance. Although we have filed a motion to intervene in the case, it is unclear whether, and if so, to what extent a court decision in favor of Sprint Nextel would have an impact on our spectrum rights.

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

National Regulation of Service Providers

        In order to operate gateways, the independent gateway operators and our affiliates in each country are required to obtain a license from that country's telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All 25 gateways operated by us and the independent gateway operators are licensed. An independent gateway operator in South Africa, Vodacom, was unable to secure a license to activate and operate the gateway in that country and turned the gateway over to Telkom, the South African telephone company, in settlement of debts. We have initiated efforts to reestablish the business in South Africa through our own subsidiary. In May 2006, we obtained an operating license that allows us to provide service in South Africa but not to operate the gateway itself. We are continuing to seek a qualified gateway operator.

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

Environmental Matters

        We are subject to various laws and regulations relating to the protection of the environment and human health and safety (including those governing the management, storage and disposal of hazardous materials). Some of our operations require continuous power supply. As a result, current and historical operations at our ground facilities, including our gateways, include storing fuel and batteries, which may contain hazardous materials, to power back-up generators. As an owner or operator of property and in connection with our current and historical operations, we could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or in connection with liabilities under environmental laws and regulations.

Additional Information

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Globalstar) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC's internet site, www.sec.gov.

        We make available free of charge financial information, news releases, SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC, on our website at www.globalstar.com. The documents available on, and the contents of, our website are not incorporated by reference into this Report.

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

Risks Related to Our Business

We have a short operating history. Our predecessor incurred substantial losses. Our operating results have fluctuated and may continue to do so.

        We acquired the assets of Old Globalstar in December 2003 in a proceeding under the Bankruptcy Code. Prior to that time, Old Globalstar incurred substantial losses, including operating losses of $260.7 million in 2003. Since our acquisition of the Globalstar business, we incurred an operating loss of $3.5 million in 2004, had operating profits of $21.9 million and $15.7 million in 2005 and 2006, respectively, and, largely as a result of problems with our two-way communications services, incurred an operating loss of $24.6 million in 2007. We expect that our operating results will continue to be volatile, at least until we have deployed and placed into service our second-generation satellite constellation.

Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

        Since the first Old Globalstar satellites were launched in 1998, ten satellites have failed in orbit and we expect others to fail in the future. Eight of these satellite failures have been attributed to anomalies of the S-band antenna. The ninth satellite's failure was attributed to an anomaly of the satellite command receiver. The tenth satellite's failure was attributed to a failure of one of its two solar array wings and a failure in a branch module in the flight computer. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. We consider a satellite "failed" only when it can no longer provide any communications service, and we do not intend to undertake any further efforts to return it to service. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its currently expected life.

        As a result of the issues described above, some of our in-orbit satellites may not be fully functioning at any given time. As discussed below, substantially all of our current satellites launched before 2007 have experienced partial failures and degraded performance of their S-band downlink communications capabilities, and we currently believe that by the end of 2008 none of these satellites will be able to support two-way communication services. However, this will not impair their ability to continue to support Simplex data transmissions in the L-band, and accordingly, we do not classify them as "failed."

        As our constellation has aged, the ability of our satellites to carry two-way communications has diminished, and is continuing to diminish, adversely affecting the availability of our two-way communications service, which has adversely affected our results of operations, cash flow and financial condition. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge reflecting its net book value. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures, whether such failures are caused by internal or external factors.

  S-band Antenna Amplifier Degradation

        As described further below, the degradation of the S-band antenna amplifier in our satellites launched prior to 2007, previously disclosed in February 2007, has recently slowed but is expected to continue. The S-band antenna provides the downlink from the satellite to a subscriber's phone or data terminal. Degraded performance of the S-band antenna reduces the call completion rate for two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. The root cause of the degradation in performance of the S-band antenna amplifiers is unknown, although we believe it may result from irradiation of the satellites in orbit. The S-band antenna amplifier degradation does not affect adversely our one-way Simplex data transmission services, which utilize only the L-band uplink from a subscriber's Simplex terminal to the satellites.

        To date, we have managed the degradation of the S-band antenna amplifiers in various technical ways, as well as by launching our spare satellites, placing into service spare satellites already in orbit and moving less impaired satellites to key orbital positions. To address the quality and capacity of our service in light of this problem and to prepare for the integration of our eight spare satellites launched in 2007 (four of which were launched in May 2007 and the remaining four in October 2007), on February 2, 2007, we completed the reconfiguration of our satellite constellation to combine two different "Walker" configurations, which continue to operate as a single constellation of 48 satellites plus in-orbit spares. This reconfiguration was done to maintain, to the extent possible, the capacity and quality of service as well as to insert the spare satellites into the constellation. The eight spare satellites launched will be utilized to augment our existing satellite constellation and later will be integrated into our second-generation satellite constellation. On October 4, 2007, we completed another reconfiguration of our satellite constellation into two further different "Walker" configurations. This reconfiguration was done to improve service given the current operating status of our old satellite constellation and the newly launched eight satellites. We currently expect to launch our second-generation satellites beginning no later than the second-half of 2009.

        In early 2006, we engaged an expert third-party to undertake a comprehensive review of the S-band antenna amplifier degradation and its likely impact on the performance of the constellation as a whole. At that time, based in part on the third-party report, we concluded that, although there was risk, with the addition of the eight spare satellites in 2007, the constellation would continue to provide commercially viable two-way communication services until the next generation satellites begin to be launched in 2009. However, based on data collected in 2007 from satellite operations, we concluded in

February 2007 that the degradation of the S-band functionality for two-way communications service is occurring at a faster rate than previously experienced and anticipated. In response, in consultation with outside experts, we have implemented innovative methods, and plan to continue to research additional measures, to attempt to ameliorate this problem, including modifying the configuration of our constellation as described above, changing the way our gateways operate with the satellites and experimenting with new antennas on our phones, thereby attempting to extend the life of the two-way communication capacity of the constellation. We have forecasted the time and duration of two-way service coverage at any particular location in our service area, and we have made this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas. Nonetheless, we expect the S-band antenna amplifier degradation to continue as the satellites age in orbit.

        We believe that if the degradation of the S-band antenna amplifiers continues at the current rate or further accelerates, and if we are unsuccessful in developing additional technical solutions, interruptions of two-way communications services will increase, and by some time in 2008 substantially all of our in-orbit satellites launched prior to 2007 will cease to be able to support two-way communications services. As the number of in-orbit satellites (other than the eight spare satellites launched in 2007) with properly functioning S-band antenna amplifiers decreases, even with optimized placement in orbit of the eight spare satellites, increasingly larger coverage gaps will occur over areas in which we currently provide two-way communications service. Two-way communications service will continue to be available, but at certain times in any given location it will take substantially longer to establish calls and the average duration of calls will be impacted adversely. This has materially adversely affected our ability to attract new subscribers and maintain our existing subscribers for our two-way communications services, equipment sales of two-way communication devices, ARPU and our results of operations and is likely to have a further material adverse effect on each of these in the future. If our subscriber base declines, our ability to attract and retain subscribers at higher rates when our second-generation constellation is placed in service may be affected adversely.

        During the year ended December 31, 2007, our retail average revenue per unit, or ARPU, decreased by 21% to $46.26 from $58.91 in 2006. In addition, our service revenue declined from $92.0 million to $78.3 million and our subscriber equipment sales declined from $44.6 million to $20.1 million. We believe that customer reaction to the S-band antenna amplifier degradation and our related price reductions have been the primary cause of these reductions. If we are unable to maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation satellite constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

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

        Although we have entered into an agreement with Open Range Communications, Inc. that will permit Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority, the agreement is contingent on receiving authority from the FCC to use an expanded portion of our spectrum for ATC services and any other FCC approval of the agreement which may be required and Open Range's completion of its equity and debt financing. We can give no assurance that these conditions will be satisfied, that FCC approval will be received or that the Open Range agreement will improve our revenues and profitability.

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

        The FCC rules governing ATC are relatively new and are subject to interpretation. The scope of ATC services that we will be permitted and required to provide under our existing FCC license is unclear and we may be required to seek amendments to our ATC license to execute our business plan. The FCC's rules require ATC service providers to demonstrate that their mobile satellite and ATC services satisfy certain gating criteria, such as constituting an "integrated service offering," and maintain at least one in-orbit spare satellite. The FCC reserves the right to rescind ATC authority if the FCC determines that a licensee has failed to provide an "integrated service offering" or to comply with other gating criteria. It is therefore possible that we could lose our existing or future ATC authority, in which case we could lose all or much of our investment in developing ATC services, as well as future revenues from such services.

        On November 9, 2007, the FCC released a Notice of Proposed Rulemaking requesting comments on whether we should be authorized to provide ATC services in the portion of the S-band between 2483.5 and 2495 MHz and in the portion of the L-band that we do not share with Iridium. If the FCC fails to adopt all or a substantial portion of the proposed rule, our ATC strategy may be affected adversely and we may not realize some or all of the value we had hoped to receive from our ATC license.

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

  •
  our ability to introduce new products and services that meet this market demand;

  •
  our ability to retain our existing voice and duplex data customers until we have launched our second-generation satellite constellation;

  •
  our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;

  •
  our ability to control the costs of developing an integrated network providing related products and services;

  •
  our ability to market successfully our new Simplex products and services, especially our SPOT products and services;

  •
  our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

  •
  our ability to limit the effects of further degradation of, and to maintain the capacity and control of, our existing satellite network;

  •
  our ability to sell the equipment inventory on hand and under commitment to purchase from QUALCOMM

  •
  our ability to complete the construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control; and

  •
  the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers.

The implementation of our business plan and our ability to return to profitability assumes that we are able to continue to generate revenue and positive cash flow as our existing satellite constellation continues to age, and to deploy successfully our second-generation satellite constellation, both of which are contingent on a number of factors.

        As our existing satellite constellation has aged, our customers' ability to access our two-way communications service at all times and places has diminished and is continuing to diminish. Specifically, the degradation of the S-band antenna amplifier in our satellites launched prior to 2007, has continued although at a slower rate than we predicted in February 2007. Our ability to generate revenue and positive cash flow, at least until our second-generation satellite constellation is deployed and begins to generate revenue, will depend upon several factors, including whether:

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

        Our ability to generate revenue and cash flow has been adversely impacted by our need to reduce our prices for two-way communications services to seek to maintain our customer base despite issues affecting the performance of our network. Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation satellite constellation. In order to do so, we are dependent on third parties, such as Thales Alenia Space and our Launch Provider, to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellites. Although we have entered into contracts with Thales Alenia Space that anticipate launch of our second-generation satellites beginning in the second-half of 2009, and we have arranged with Thales Alenia Space for acceleration of a portion of the initial 24 satellites by up to four months, there can be no assurance that the delivery of these satellites will be timely. We have not arranged an alternative source if Thales Alenia Space is unable or unwilling to fulfill these contracts. If Thales Alenia Space fails to deliver these initial satellites in a timely manner, our ability to meet our projected launch schedule would be materially adversely affected, and our operations and business plan, which assume a functioning second-generation satellite constellation by 2010, would be materially adversely affected.

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

        For each of the years ended December 31, 2007 and 2006, approximately 90% of our revenue was derived from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to market our products and services successfully, our revenue and profitability may decrease.

We depend on independent gateway operators to market our services in important regions around the world. If the independent gateway operators are unable to do this successfully, we will not be able to grow our business in those areas as rapidly as we expect.

        Although we derive most of our revenue from retail sales to end users in the United States, Canada, a portion of Western Europe, Central America and the northern portion of South America, either directly or through agents, dealers and resellers, we depend on independent gateway operators to purchase, install, operate and maintain gateway equipment, to sell phones and data user terminals, and to market our services in other regions where these independent gateway operators hold exclusive or non-exclusive rights. Not all of the independent gateway operators have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the independent gateway operators are not earning revenues sufficient to fund their operating costs. If they are unable to continue in business, we will lose the revenue we receive for selling equipment to them and providing services to their customers. Although we have implemented a strategy for the acquisition of certain independent gateway operators when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the independent gateway operators either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the independent gateway operator will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those independent gateway operators do not fulfill their own business plans to increase substantially their sales of services and products.

Our success in generating sufficient cash from operations to fund a portion of the cost of our second-generation satellite constellation will depend in part on the market acceptance and success of our new SPOT satellite messenger and other Simplex products and services, which may not occur.

        In 2007, we launched new products to expand the scope of our Simplex services. On November 1, 2007, we introduced the SPOT satellite messenger, aimed at both recreational and commercial customers who require personal tracking, emergency location and messaging solutions that operate beyond the range of traditional terrestrial and wireless communications.

        The market for our SPOT satellite messenger is new and untested. We cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will be able to meet that demand. Although a survey has assessed the potential addressable market for SPOT products and services in North America at 50 million units, the actual size of the market is unknown and subject to significant uncertainty. Our objective is to capture 2-3% of that market by the end of 2010, but we cannot assure you that we will reach that goal. Demand for our Simplex offerings in general, in particular geographic markets, for particular types of services or during particular time periods may not enable us to generate sufficient positive cash flow to fund a portion of the cost of our second-generation satellite constellation. Among other things, end user acceptance of our Simplex offerings will depend upon:

  •
  the actual size of the addressable market;

  •
  our ability to provide attractive service offerings at competitive prices to our target markets;

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

        Because SPOT products and services will be used in isolated and, in some cases, dangerous locations, we cannot predict whether users of the device who suffer injury or death may seek to assert claims against us alleging failure of the device to facilitate timely emergency response. Although we will seek to limit our exposure to any such claims through appropriate disclaimers and liability insurance coverage, we cannot assure investors that the disclaimers will be effective, claims will not arise or insurance coverage will be sufficient.

We have incurred substantial obligations to purchase equipment and services.

        As of December 31, 2007, we have outstanding purchase obligations of over $1.12 billion (a majority of which is denominated in Euros) related to the procurement and deployment of our second-generation satellite constellation and related ground installations, the purchase of mobile phones and related equipment and other contractual obligations. The nature of these purchases requires us to enter into long-term fixed price contracts. We could cancel some of these purchase commitments, subject to the incurrence of specified cancellation penalties. We do not currently have and have not arranged all of the funds necessary to fulfill these purchase commitments and may not be able to obtain them.

        In addition, our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. Accordingly, we are generally unable to adjust our operating costs or capital expenditures to match fluctuations in our revenue.

We must generate significant cash from operations and have to raise additional capital in order to complete our second-generation satellite constellation.

        We estimate the total capital costs of procuring and deploying our second-generation satellite constellation and related upgrades to be approximately $1.25 billion (including certain discretionary ground segment upgrades). As of December 31, 2007, we had incurred approximately $211.1 million (excluding internal costs, capitalized interest but including $74.7 million which is held in escrow pursuant to the contract for the procurement of our second-generation satellite constellation to secure our payment obligations under that contract) of this amount. We estimate approximately $633.4 million (excluding estimated costs of ground infrastructure upgrades and initial payments related to the second batch of 24 satellites) will be incurred from January 1, 2008 through the third quarter of 2010, when we anticipate the launching of 24 second-generation satellites will be complete. We plan to fund approximately $118.4 million of this amount from cash on hand (including our restricted funds held in escrow as described above), $150.0 million ($50.0 million of which was drawn at December 31, 2007) from our credit facility, and approximately $415.0 million with cash from operations and from other sources of funding including but not limited to the sale of debt, equity or a combination of both. Our cash needs could increase depending on, for example, our operational requirements and continued declines in the value of the U.S. dollar against the Euro.

        Our ability to generate a portion of the required $415.0 million from operations by late 2010 depends on our ability to generate substantial earnings from our new SPOT satellite messenger and other Simplex products and to maintain our current level of revenue from subscribers for two-way communications service. We introduced SPOT products and services to consumers in November 2007; accordingly the commercial success of this product is uncertain. After 2010, our ability to generate sufficient cash from operations to complete construction of our second- generation satellite constellation is based on the continued success of these Simplex product offerings, and assumes that we are able to transition our then-existing two-way subscriber base to significantly increased ARPU through, and add new two-way subscribers at, higher priced service offerings consistent with expected prevailing market prices and the enhanced capabilities, increased service quality and broader coverage area we expect following the deployment of our second-generation satellite constellation.

        To meet the cost requirements for completing the procurement and deployment of our second-generation satellite constellation, we expect that we will need to obtain substantial funding from third-party sources. This funding may not be available to us on acceptable terms, or at all, if our future revenues or cash flow are below our expectations, whether as a result of the impact on our two-way subscriber base from degradation of our existing constellation, our failure to generate sufficient revenue from our new SPOT satellite messenger and other Simplex products or for any other reason. If we are unable to generate sufficient cash from operations and from additional capital sources and are therefore unable to fund the procurement and deployment of our second- generation satellite constellation in the time period described above, our results of operations, financial condition and liquidity would be materially and adversely affected.

        Moreover, if for any other reason we are unable to deploy our second-generation satellite constellation before our current constellation ceases to provide commercially viable service, we are likely to lose subscribers, and will incur a further decline in revenues and profitability as our ability to provide commercially viable service declines.

We currently are unable to offer service in important regions of the world due to the absence of gateways in those areas, which is limiting our growth and our ability to compete.

        Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to find capable independent gateway operators for several important regions and countries, including Eastern and Southern Africa, India, and certain parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the independent gateway operators have been unable to reach business arrangements with one another. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.

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

        Natural disasters could damage or destroy our ground stations resulting in a disruption of service to our customers. In addition, the collateral effects of such disasters such as flooding may impair the functioning of our ground equipment. If a natural disaster were to impair or destroy any of our ground facilities, we might be unable to provide service to our customers in the affected area for a period of time. Even if our gateways are not affected by natural disasters, our service could be disrupted if a natural disaster damages the public switch telephone network or terrestrial wireless networks or our ability to connect to the public switch telephone network or terrestrial wireless networks. Such failure or service disruptions could harm our business and results of operations.

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

An FCC decision to license a second CDMA operator in our band, or to take other steps that would reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, could adversely affect our services and operations.

        Under the FCC's plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However, there is a potential German CDMA system called Courier which may be built and which may use our frequencies. We may be required to share spectrum with this system or other systems that are not currently licensed by the U.S. or any other jurisdiction.

Spectrum values historically have been volatile, which could cause the value of our company to fluctuate.

        Our business plan is evolving and it may include forming strategic partnerships to maximize value for our spectrum, network assets and combined service offerings in the United States and internationally. Value that we may be able to realize from such partnerships will depend in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands historically have been volatile, and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability (e.g., via spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value of our spectrum authorizations and business.

We face intense competition in all of our markets, which could result in a loss of customers and lower revenues and make it more difficult for us to enter new markets.

  Satellite-based Competitors

        There are currently five other satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat, MSV, Thuraya Satellite Telecommunications Company and Asia Cellular Satellite. In addition, ICO Global Communications (Holdings) Limited and TerreStar Corporation plan to launch their new satellite systems within the next few years and MSV plans to launch a new high-capacity satellite in 2009. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand.

        Although we believe there is currently no commercially available product comparable to our new SPOT satellite messenger product, other providers of satellite—based products could introduce their own similar products if the SPOT product is successful, which may materially adversely affect our business plan. In addition, we may face competition from new competitors or new technologies. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue.

  Terrestrial Competitors

        In addition to our satellite-based competitors, terrestrial wireless voice and data service providers are expanding into rural and remote areas and providing the same general types of services and products that we provide through our satellite-based system. Many of these companies have greater resources, greater name recognition and newer technologies than we do. Industry consolidation could adversely affect us by increasing the scale or scope of our competitors and thereby making it more difficult for us to compete. We could lose market share and revenue as a result of increasing competition from the extension of land-based communication services.

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

        We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, the anticipated constellation degradation or a more rapid than anticipated degradation of our constellation or for other reasons. Our top 10 customers for the years ended December 31, 2007 and 2006 accounted for, in the aggregate, approximately 16% and 22% of our total revenues of $98.4 million and $136.7 million, respectively. For the years ended December 31, 2007 and 2006, revenues from our largest customer were $6.2 million or 6%, and $5.4 million or 4% of our total revenues, respectively. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our profitability could be significantly reduced through the loss of these revenues. In addition, we may be required to record additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability. After our second-generation satellite constellation becomes operational, we may face challenge in maintaining our existing subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

        Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 11% and 10% of our total service revenue for the years ended December 31, 2007 and 2006, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty and are subject to changes in government budgets and appropriations.

Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services, slow our expansion into new markets and subject our services to additional competitive pressures.

        Our ownership and operation of wireless communication systems are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar local authorities. The rules and regulations of the FCC or these foreign authorities may change and may not continue to permit our operations as presently conducted or as we plan to conduct them. For example, the FCC has cancelled and refused to date to reinstate our license for spectrum in the 2 GHz band and has since licensed this spectrum to other entities for their mobile satellite service systems.

        Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites, ground stations, or other terrestrial facilities (including those necessary to provide ATC services) as required by our licenses and applicable government regulations could result in the imposition of government sanctions against us, up to and including cancellation of our licenses.

        The FCC may require us to obtain separate authorization to launch and operate replacement satellites if it concludes that these satellites are not "technically identical" to those authorized by our existing license. Although we believe that our replacement satellites will be "technically identical" in this fashion, we cannot assure you that the FCC will reach a similar conclusion. If the FCC reaches a different conclusion, we may need to obtain a separate FCC authority prior to launching or operating these replacement satellites, which authority may not be obtained.

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

        Our operations are subject to certain regulations of the United States State Department's Directorate of Defense Trade Controls (i.e., the export of satellites and related technical data), United States Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the United States Commerce Department's Bureau of Industry and Security (i.e., our gateways and phones). These regulations may limit or delay our ability to operate in a particular country. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in any country, we could be subject to sanctions that could affect, materially and adversely, our ability to operate in that country. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position.

If we do not develop, acquire and maintain proprietary information and intellectual property rights, it could limit the growth of our business and reduce our market share.

        Our business depends on technical knowledge, and we believe that our future success is based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use our patents, work products, inventions, designs, software, systems and similar know-how. Although we have taken diligent steps to protect that information, the information may be disclosed to others or others may independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. Third parties may assert claims that our products or services infringe on their proprietary rights. Any such claims, if made, may prevent or limit our sales of products or services or increase our costs of sales. Although no third party has filed a lawsuit or asserted a written claim against us for allegedly infringing on its proprietary rights, such claims could be made in the future.

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

        Although a majority of our revenues are received in U.S. dollars, and our independent gateway operators are required to pay us in U.S. dollars, limited availability of U.S. currency in some local markets or governmental controls on the export of currency may prevent an independent gateway operator from making payments in U.S. dollars or delay the availability of payment due to foreign bank currency processing and approval. In addition, exchange rate fluctuations may affect our ability to control the prices charged for the independent gateway operators' services.

Fluctuations in currency exchange rates may adversely impact our financial results.

        Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. A substantial majority of our obligations, including the funds held in escrow to secure our payment obligations, under the contract for construction of our second-generation satellite constellation are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies, and increases in the value of the Euro compared to the U.S. dollar have effectively substantially increased the Euro-denominated costs of procuring our second-generation satellite constellation and related ground facilities. Further declines in the dollar will exacerbate this problem. A 1% decline in the dollar vis-à-vis the Euro would increase our committed purchase obligations by approximately $7.4 million. Approximately 37% and 33% of our total sales were to retail customers in Canada, Europe and Venezuela during the years ended December 31, 2007 and 2006, respectively. Our results of operations for the years ended December 31, 2007 and 2006 reflected income of $8.2 million and a loss of $4.0 million, respectively, on foreign currency transactions. Our exposure to fluctuations in currency exchange rates has increased significantly as a result of our satellite contracts. We may be unable to offset unfavorable currency movements as they adversely effect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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

        We depend on Axonn L.L.C. to produce and sell the data modems through which we provide our Simplex service, including our new SPOT satellite messenger products, which incorporate Axonn proprietary technology. Axonn is currently our sole source for obtaining these data modems. If Axonn were to cease producing and selling these data modems, in order to continue to expand our Simplex service, we would either have to acquire from Axonn the right to have the modems manufactured by another vendor or develop a modem that did not rely on Axonn's proprietary technology. We have no long-term contract with Axonn for the production and sale of these data modems.

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

        Our indebtedness could adversely affect our financial condition. If the $150.0 million in committed facilities under our restated and amended credit agreement had been drawn fully at December 31, 2007, our indebtedness would have been $150.0 million. This would have resulted in annual interest expense of approximately $16.5 million, assuming an interest rate of 11.0%. In addition, we anticipate incurring additional indebtedness in connection with our future business plans. Our indebtedness could:

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

  •
  increase our vulnerability to adverse general economic or industry conditions because our debt could mature at a time when those conditions make it difficult to refinance and our cash flow is insufficient to repay the debt in full, forcing us to sell assets at disadvantageous prices or to default on the debt;

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

We plan to incur additional indebtedness or other obligations in the future, which would exacerbate the risks discussed above.

        Our credit agreement permits us to incur, in addition to the $150.0 million of revolving credit and delayed draw term loans that Thermo Funding Company LLC, or Thermo Funding, has committed to advance under the credit agreement, other indebtedness under certain conditions, including up to $250.0 million of additional equally and ratably secured, pari passu, term loans, up to $200.0 million of unsecured debt and up to $25.0 million of purchase money indebtedness or capitalized leases. We may incur this additional indebtedness only if no event of default under our credit agreement then exists and if we are in pro forma compliance with all of the financial covenants of our credit agreement. Our credit agreement also permits us to incur obligations that do not constitute "indebtedness" as defined in the credit agreement, including obligations to satellite vendors that are not evidenced by a note and not secured by assets other than those purchased with such obligations. To the extent additional debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.

        We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

A decrease in interest rates will cause us to incur a further loss on our derivative instrument.

        We utilize a derivative instrument in the form of an interest rate swap agreement to minimize our risk from interest rate fluctuations relating to our variable rate credit agreement. The swap agreement does not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the agreement must be recognized as "Interest rate derivative gain (loss)" over the life of the agreement. In 2007 and 2006, we recognized losses of $3.2 million and $2.7 million, respectively, on this agreement. Further decreases in market interest rates will result in us incurring further losses.

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

  •
  transfer or sell assets.

        Complying with these restrictive covenants, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the common stock and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions. Furthermore, our ability to draw on our credit facility is subject to conditions, including the absence of a material adverse change after September 30, 2007 in our business or financial condition, other than a change resulting from existing and future first-generation satellite constellation degradation or failure issues.

We are a defendant in a shareholder class action lawsuit arising out of our initial public offering in 2006 and consumer class action lawsuits and we may be involved in additional litigation in the future.

        On February 9, 2007, the first of three purported class action lawsuits was filed against us, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") in the United States District Court for the Southern District of New York alleging that our registration statement related to our initial public offering ("IPO") in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers' Pension Fund as lead plaintiff. On August 15, 2007, the lead plaintiff filed its Securities Class Action Consolidated Amended Complaint. The Amended Complaint reasserts claims against us and our CEO and CFO, and adds as defendants the three co-lead underwriters of the IPO, Wachovia Capital Markets, LLC, JPMorgan Securities, Inc. and Jefferies & Company, Inc. It cites a drop in the trading price of our common stock that followed our filing, on February 5, 2007, of a Current Report of Form 8-K relating in part to changes in the condition of our satellite constellation. It seeks, on behalf of a class of purchasers of our common stock who purchased shares in the IPO, recovery of damages under Sections 11 and 15 of the Securities Act of 1933 and rescission under Section 12(a)(2) of the Securities Act of 1933. On November 15, 2007, plaintiffs filed their Second Amended Complaint. Defendants' response and motion to dismiss was filed on February 15, 2008. The Plaintiff's response to these motions is due April 15, 2008 in accordance with the Court's scheduling order. We intend to continue to defend the matter vigorously.

        On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against us in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE). The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers' Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because we did not perform according to our representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and we filed a motion to dismiss the complaint on July 6, 2007. On September 25, 2007, the court issued an order granting in part and denying in part our motion. Subsequently, on October 17, 2007, the plaintiffs filed their Second Amended Complaint, and we filed our Objections to Plaintiffs' First Set of Requests for Production of Documents. A hearing on our motion to dismiss the Second Amended Compliant was held on February 5, 2008. On February 6, 2008, the judge granted our motion in part and denied it in part. Discovery related solely to the issue of certification of the class is ongoing.

        On April 24, 2007, Mr. Jean-Pierre Barrette filed a motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada. Mr. Barrette asserts claims based on Quebec law related to his alleged problems with Globalstar Canada's service. We moved to disqualify Mr. Barrette because of his association with the law firm representing plaintiffs and to transfer the case to the district of Montreal. The court recently granted our motion for a change of venue, and plaintiff's counsel substituted a new designated representative of the purported class. The case is now known as Steve Poisson v. Globalstar Canada Satellite Co., No. 500-06-000417-077. Plaintiff has not specified what remedies he is seeking.

        We cannot assure you that we will prevail in these lawsuits. Failure to prevail in any or all actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

        In addition, in the past, we have, and may in the future, become subject to other types of litigation. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business.

Risks Related to Our Common Stock

We do not expect to pay dividends on our common stock in the foreseeable future.

        We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. Our credit agreement currently prohibits the payment of cash dividends.

The market price of our common stock is volatile and there is a limited market for our shares.

        The trading price of our common stock is subject to wide fluctuations. Factors affecting the trading price of our common stock may include:

  •
  actual or anticipated variations in our operating results;

  •
  further failure in the performance of our current or future satellites or a delay in the launch of our second-generation satellites;

  •
  failure to obtain adequate financing in a timely manner;

  •
  changes in financial estimates by research analysts, or any failure by us to meet or exceed any such estimates, or changes in the recommendations of any research analysts that elect to follow our common stock or the common stock of our competitors;

  •
  actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

  •
  actual or anticipated changes in the regulatory environment affecting our industry;

  •
  actual or anticipated sales of common stock by our controlling stockholder;

  •
  changes in the market valuations of our industry peers; and

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

        The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. You may be unable to resell your shares of our common stock at or above the initial purchase price. Additionally, because we are a controlled company there is a limited market for our common stock and we cannot assure you that a trading market will develop further or be maintained.

        Trading volume for our common stock historically has been low. Sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.

The future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.

        We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue 800 million shares of common stock, of which approximately 83.7 million were issued and outstanding as of December 31, 2007 and 716.3 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We may issue shares of preferred stock or debt securities with greater rights than our common stock.

        Subject to the rules of The NASDAQ Global Select Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100 million shares of preferred stock authorized but none issued. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

If persons engage in short sales of our common stock, the price of our common stock may decline.

        Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

Provisions in our charter documents and credit agreement and provisions of Delaware law may discourage takeovers, which could affect the rights of holders of our common stock.

        Provisions of Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws and our credit agreement could hamper a third party's acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:

  •
  the absence of cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election;

  •
  the ability of our board of directors to issue preferred stock with voting rights or with rights senior to those of the common stock without any further vote or action by the holders of our common stock;

  •
  the division of our board of directors into three separate classes serving staggered three-year terms;

  •
  the ability of our stockholders, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, to remove our directors only for cause and only by the vote of at least 66 2/3% of the outstanding shares of capital stock entitled to vote in the election of directors;

  •
  prohibitions, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, on our stockholders acting by written consent;

  •
  prohibitions on our stockholders calling special meetings of stockholders or filling vacancies on our board of directors;

  •
  the requirement, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, that our stockholders must obtain a super-majority vote to amend or repeal our amended and restated certificate of incorporation or bylaws;

  •
  change of control provisions in our credit agreement, which provide that a change of control will constitute an event of default and, unless waived by the lenders, will result in the acceleration of the maturity of all indebtedness under the credit agreement; and

  •
  change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.

        We also are subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. This provision does not apply to Thermo, which became our principal stockholder prior to our initial public offering.

        These provisions also could make it more difficult for you and our other stockholders to elect directors and take other corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

We are controlled by Thermo, whose interests may conflict with yours.

        As of December 31, 2007, Thermo owned approximately 62% of our outstanding common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

        We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo Funding purchased an aggregate of $200 million of our common stock at prices substantially above market. On December 17, 2007, Thermo Funding assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. As of December 31, 2007, we were indebted to Thermo Funding under this credit agreement in the amount of $50 million, and we borrowed the remaining $100 million available under this credit agreement in January and February, 2008. These loans are secured by a first lien on the assets of Globalstar and its domestic subsidiaries, other than our FCC licenses. Thermo is not obligated to provide any additional capital to us.

        Thermo is controlled by James Monroe III, our chairman and chief executive officer. Through Thermo, Mr. Monroe holds equity interests in, and serves as an executive officer or director of, a diverse group of privately-owned businesses not otherwise related to us. Although Mr. Monroe receives no compensation from us, he has advised us that he intends to devote whatever portion of his time is necessary to perform his duties as our chairman and chief executive officer. We do reimburse Thermo and Mr. Monroe for certain expenses they incur in connection with our business.

        The interests of Thermo may conflict with the interests of our other stockholders. Thermo may take actions it believes will benefit its equity investment in us or loans to us even though such actions might not be in your best interests as a holder of our common stock.

As a "controlled company," as defined in the NASDAQ Marketplace Rules, we qualify for, and rely on, exemptions from certain corporate governance requirements.

        Thermo owns common stock representing more than a majority of the voting power in election of our directors. As a result, we are considered a "controlled company" within the meaning of the corporate governance standards in the NASDAQ Marketplace Rules. Under these rules, a "controlled company" may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its board of directors consist of independent directors, the requirement that it have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We have elected to be treated as a controlled company and thus utilize these exemptions. As a result, we do not have a majority of independent directors nor so we have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, you do not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ Marketplace corporate governance requirements.

Our pre-emptive rights offering, which we intend to commence in the future, is not in strict compliance with the technical requirements of our prior certificate of incorporation.

        Our certificate of incorporation as in effect when we entered into the irrevocable standby stock purchase agreement with Thermo Funding provided that stockholders who are accredited investors (as defined under the Securities Act) were entitled to pre-emptive rights with respect to the transaction with Thermo Funding. We intend to offer our stockholders as of June 15, 2006 who are accredited investors the opportunity to participate in the transaction contemplated by the irrevocable standby stock purchase agreement with Thermo Funding on a pro rata basis on substantially the same terms as Thermo Funding. Some of our stockholders could allege that the offering does not comply fully with the terms of our prior certificate of incorporation. Although we believe any variance from the requirements of our former certificate of incorporation is immaterial and that we had valid reasons for delaying the pre-emptive rights offering until after our initial public offering, a court may not agree with our position if these stockholders allege that we have violated their pre-emptive rights. In that case, we can not predict the type of remedy the court could award such stockholders.

The pre-emptive rights offering, which we are required to make to our existing stockholders, will be done on a registered basis, and may negatively affect the trading price of our stock.

        The pre-emptive rights offering will be made pursuant to a registration statement filed with, and potentially reviewed by, the SEC. After giving effect to waivers that we have already received, up to 785,328 shares of our common stock may be purchased if the pre-emptive rights offering is fully subscribed. Such shares may be purchased at approximately $16.17 per share, regardless of the trading price of our common stock. The nature of the pre-emptive rights offering may negatively affect the trading price of our common stock.

Item 1B.    Unresolved Staff Comments

        Not Applicable

Item 2.    Properties

        Our principal headquarters are located in Milpitas, California, where we currently lease 45,896 square feet of office space. We own or lease the facilities described in the following table:

Location	Country	Sq Feet	Facility Use	Owned/Leased
El Dorado Hills, California	USA	11,000	Back-Up Control Center	Leased
Mississauga, Ontario	Canada	13,627	Canada Office	Leased
Milpitas, California	USA	45,896	Corporate Office	Leased
Dublin	Ireland	1,700	Europe Office	Leased
Landover, Maryland	USA	1,810	Sales Office	Leased
Caracas	Venezuela	2,200	Venezuela Office	Leased
Panama City	Panama	1,141	GAT Office	Leased
Guatemala City	Guatemala	699	Sales Office	Leased
Tegucigalpa	Honduras	377	Sales Office	Leased
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Clifton, Texas	USA	10,000	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Aussaguel	France	4,600	Gateway	Leased
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Managua	Nicaragua	10,857	Gateway	Owned

        Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of Thermo Funding under our credit agreement. See "Management's Discussion and Analysis—Contractual Obligations and Commitments."

Item 3.    Legal Proceedings

        From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company's business, results of operations or financial condition. We are involved in certain litigation matters as discussed below.

        On February 9, 2007, the first of three purported class action lawsuits was filed against us, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") in the United States District Court for the Southern District of New York alleging that our registration statement related to our initial public offering ("IPO") in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers' Pension Fund as lead plaintiff. On August 15, 2007, the lead plaintiff filed its Securities Class Action Consolidated Amended Complaint. The Amended Complaint reasserts claims against us and our CEO and CFO, and adds as defendants the three co-lead underwriters of the IPO, Wachovia Capital Markets, LLC, JPMorgan Securities, Inc. and Jefferies & Company, Inc. It cites a drop in the trading price of our common stock that followed our filing, on February 5, 2007, of a Current Report of Form 8-K relating in part to changes in the condition of our satellite constellation. It seeks, on behalf of a class of purchasers of our common stock who purchased shares in the IPO, recovery of damages under Sections 11 and 15 of the Securities Act of 1933 and rescission under Section 12(a)(2) of the Securities Act of 1933. On November 15, 2007, plaintiffs filed their Second Amended Complaint. Defendants' response and motion to dismiss was filed on February 15, 2008. The Plaintiff's response to these motions is due April 15, 2008 in accordance with the Court's scheduling order. We intend to continue to defend the matter vigorously.

        On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against us in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE). The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers' Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because we did not perform according to our representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and we filed a motion to dismiss the complaint on July 6, 2007. On September 25, 2007, the court issued an order granting in part and denying in part our motion. Subsequently, on October 17, 2007, the plaintiffs filed their Second Amended Complaint, and we filed our Objections to Plaintiffs' First Set of Requests for Production of Documents. A hearing on our motion to dismiss the Second Amended Complaint was held on February 5, 2008. On February 6 the judge granted our motion in part and denied it in part. Discovery related solely to the issue of certification of the class is ongoing.

        On April 24, 2007, Mr. Jean-Pierre Barrette filed a motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada. Mr. Barrette asserts claims based on Quebec law related to his alleged problems with Globalstar Canada's service. We moved to disqualify Mr. Barrette because of his association with the law firm representing plaintiffs and to transfer the case to the district of Montreal. The court recently granted our motion for a change of venue, and plaintiff's counsel substituted a new designated representative of the purported class. The case is now known as Steve Poisson v. Globalstar Canada Satellite Co., No. 500-06-000417-077. Plaintiff has not specified what remedies he is seeking.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

        Our common stock has been quoted on The NASDAQ Global Select Market under the symbol "GSAT," since November 2, 2006. Prior to that time, there was no public market for our stock. The following table sets forth the closing high and low prices of our common stock as reported by The NASDAQ Global Select Market for the period indicated:

	2007
Quarter Ended:
	High	Low
December 31, 2006	$17.52	$12.80
March 31, 2007	$14.68	$9.75
June 30, 2007	$11.20	$9.05
September 30, 2007	$12.10	$7.33
December 31, 2007	$9.84	$6.39

        As of March 4, 2008, we had 294 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

        On April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding pursuant to which Thermo Funding agreed to purchase up to 12,371,136 shares of our common stock at a price of $16.17 per share. The standby stock purchase agreement was required by the lender under our prior revolving credit agreement as a condition to entering into that credit agreement. The sale of these shares was exempt from registration under Section 4(2) of the Securities Act because their sale to an affiliate of the Company did not constitute a public offering. During the year ended December 31, 2007, Thermo Funding made the following purchases pursuant to the agreement.

Date of Purchase	Number of Shares	Purchase Price
		(in millions)
February 5, 2007	1,500,000	24.3
April 30, 2007	1,546,073	25.0
May 9, 2007	618,429	10.0
July 31, 2007	2,164,502	35.0
September 7, 2007	1,236,858	20.0
September 27, 2007	1,607,916	26.0
November 2, 2007	769,518	12.4

Total	9,443,296	$152.7

        Pursuant to our continuing consolidation strategy and to enhance our presence in South America, on February 4, 2005, GdeV, an indirect (through Globalstar Canada Satellite Company "GCSC") subsidiary of Globalstar, executed a series of agreements to acquire the mobile satellite services business assets of TE.SA.M. de Venezuela, C.A. ("TESAM"), our service provider in Venezuela, at a cost of $1.6 million. This asset purchase was completed in two stages. The first stage, which transferred certain nonregulated assets, including the land where the Venezuelan gateway is located, was completed upon the execution of the agreements.

        The second stage of the transaction, which transferred regulated assets including the gateway equipment, was completed after the Venezuelan regulatory consents were obtained in 2007. Management determined that operational control passed to New Globalstar with the completion of the first stage of the transaction in February 2005. Pursuant to the purchase agreements, GdeV paid approximately $342,000 upon execution of the agreements. The $1,250,000 balance of the purchase price is payable in sixteen quarterly installments of $78,125 (interest imputed at 7.0% resulting in a discount of approximately $250,000). Only the first two of these sixteen quarterly installments were required in advance of Venezuelan regulatory approvals. Principal and interest payments made in 2007 and 2006 were $820,000 and $195,000, respectively. In exchange for the principal amounts outstanding of approximately $246,000, we issued 25,471 shares of our common stock in December 2007. As of December 31, 2007, there were no outstanding amounts associated with this acquisition. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act because it did not constitute a public offering. A registration statement covering the resale of these shares was declared effective by the SEC in December 2007.

        Effective January 1, 2006, we consummated an agreement dated December 30, 2005 to purchase all of the issued and outstanding stock of the Globalstar Americas Holding ("GAH"), Globalstar Americas Telecommunications ("GAT"), and Astral Technologies Investment Limited ("Astral"), collectively, the "GA Companies." The GA Companies owned assets, contract rights, and licenses necessary and sufficient to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize (collectively, the "Territory"). The purchase price for the GA Companies was $5,250,500 payable substantially 100% in our common stock. Under the terms of the acquisition agreement, we were obligated either to redeem the original stock issued to the selling stockholders in January 2006 for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of that stock multiplied by the 5-day average closing price of our common stock for the period ending November 22, 2006. In accordance with the supplemental agreement dated December 21, 2006 with certain selling stockholders, we elected to make payment in common stock and issued 259,845 shares of additional common stock to certain selling stockholders. Under this supplemental agreement this stock was valued at approximately $3.7 million. However, it was not registered and therefore was not marketable. Accordingly, this supplemental agreement also provided that, in order to compensate the selling stockholders for the inability to sell these shares, every month we paid interest on $3.7 million at the monthly New York prime rate until these shares become marketable, but not later than December 31, 2007. In accordance with the supplemental agreement, if the market value of the 259,845 shares issued was less than $3.7 million at the time of registration or December 22, 2007, whichever was sooner, we were required to pay the shortfall to these selling shareholders the difference between the market value and the $3.7 million. On December 17, 2007, we issued 153,916 shares of our common stock valued at approximately $1.5 million at a price of $9.675 per share as compensation to satisfy the shortfall in the value of shares issued as well as in lieu of cash interest paid during 2007.The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act because it did not constitute a public offering. A registration statement covering the resale of these shares was declared effective by the SEC in December 2007.

Item 6.    Selected Financial Data

        The following table presents our selected historical consolidated financial information and other data for the period from January 1, 2003 through December 4, 2003, for the period from December 5, 2003 through December 31, 2003, for the years ended December 31, 2004, 2005, 2006 and 2007, and as of December 31, 2003, 2004, 2005, 2006 and 2007. The selected historical consolidated financial data of Old Globalstar (Predecessor) for the period from January 1, 2003 through December 4, 2003 has been derived from Old Globalstar's consolidated financial statements, which are not included in this Report. Our selected historical consolidated financial data for the period December 5, 2003 through December 31, 2003 ("Successor") and as of December 31, 2003 and 2004 has been derived from our audited consolidated balance sheets as of those dates, which are not included in this Report.

        The columns in the following tables entitled "Predecessor" contain financial information with respect to the business and operations of Old Globalstar for periods prior to December 5, 2003, the date on which we obtained control of its assets.

        You should read the selected historical consolidated financial data set forth below together with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included in Items 7 and 8 of this Report. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations.

	Successor					Predecessor
	Year Ended December 31,				December 5 through December 31,	January 1 through December 4,
	2007	2006	2005	2004	2003	2003
	(Dollars in thousands, except per share data, average monthly revenue per unit and average monthly churn rate)
Statement of Operations Data:
Revenue:
Service revenue	$78,313	$92,037	$81,472	$57,927	$2,387	$40,048
Subscriber equipment sales(1)	20,085	44,634	45,675	26,441	1,470	16,295

Total revenue	98,398	136,671	127,147	84,368	3,857	56,343

Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	27,775	28,091	25,432	25,208	1,931	26,629
Cost of subscriber equipment sales(2)	13,863	40,396	38,742	23,399	635	12,881
Marketing, general and administrative	49,146	43,899	37,945	32,151	4,950	28,814
Restructuring	—	—	—	5,078	690	5,381
Depreciation and amortization	13,137	6,679	3,044	1,959	125	31,473
Impairment of assets	19,109	1,943	114	114	—	211,854

Total operating expenses	123,030	121,008	105,277	87,909	8,331	317,032

Operating Income (Loss)	(24,632)	15,663	21,870	(3,541)	(4,474)	(260,689)
Interest income	3,170	1,172	242	58	7	7
Interest expense(3)	(9,023)	(587)	(269)	(1,382)	(131)	(1,513)
Interest rate derivative loss	(3,232)	(2,716)	—	—	—	—
Other	8,656	(3,980)	(622)	921	44	485

Total other income (expense)	(429)	(6,111)	(649)	(403)	(80)	(1,021)
Income (loss) before income taxes	(25,061)	9,552	21,221	(3,944)	(4,554)	(261,710)
Income tax expense (benefit)	2,864	(14,071)	2,502	(4,314)	(37)	170

Net Income (Loss)	$(27,925)	$23,623	$18,719	$370	$(4,517)	$(261,880)

	Successor					Predecessor
	Year Ended December 31,				December 5 through December 31,	January 1 through December 4,
	2007	2006	2005	2004	2003	2003
	(Dollars in thousands, except per share data, average monthly revenue per unit and average monthly churn rate)
Earnings (Loss) Per Share Data(4):
Earnings (loss) per common share—basic	$(0.36)	$0.37	$0.30	$0.01	$(0.08)	N/A
Earnings (loss) per common share—diluted	$(0.36)	$0.37	$0.30	$0.01	$(0.08)	N/A
Weighted average shares—basic	77,169,138	63,709,763	61,855,668	60,463,917	60,000,000	N/A
Weighted average shares—diluted	77,169,138	64,076,182	61,955,874	60,463,917	60,000,000	N/A
Pro Forma C Corporation Data(5) (unaudited):
Historical income before income taxes	N/A	N/A	$21,221	N/A	N/A	N/A
Pro forma income tax expense (benefit)	N/A	N/A	6,931	N/A	N/A	N/A

Pro forma net earnings	N/A	N/A	$14,290	N/A	N/A	N/A

Pro forma net earnings per share—basic	N/A	N/A	$0.23	N/A	N/A	N/A
Pro forma net earnings per share—diluted	N/A	N/A	$0.23	N/A	N/A	N/A
Weighted average shares—basic	N/A	N/A	61,855,668	N/A	N/A	N/A
Weighted average shares—diluted	N/A	N/A	61,955,874	N/A	N/A	N/A
Other Data (for the period) (unaudited):
Average monthly revenue per unit(6)
Retail	$46.26	$58.91	$68.10	$67.93	$62.90	$69.66
Number of subscribers	284,126	262,802	195,968	141,450	109,503	105,571
Average monthly churn rate(7)	1.75%	1.09%	1.27%	1.51%	1.18%	0.84%
EBITDA(8)	$(2,839)	$18,362	$24,292	$(661)	$(4,305)	$(228,731)
Capital expenditures	$169,989	$107,544	$9,885	$4,015	$10	$1,058

	Successor
Balance Sheet Data:	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003
	(In Thousands)
Cash and cash equivalents	$37,554	$43,698	$20,270	$13,330	$20,026
Restricted cash(9)	$80,871	$52,581	$—	$—	$—
Total assets	$512,975	$331,701	$113,545	$63,897	$48,214
Long-term debt(10)	$50,000	$417	$631	$3,278	$3,426,338
Redeemable common stock	$—	$4,949	$—	$—	$—
Ownership equity (deficit)	$405,544	$260,697	$71,430	$40,421	$(3,415,195)

(1)
Includes related party sales of $59, $3,423 and $440 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)
Includes costs of related party sales of $46, $3,041 and $314 for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)
Includes related party amounts of $83 (year ended December 31, 2007), $0 (year ended December 31, 2006), $176 (year ended December 31, 2005), $1,324 (year ended December 31, 2004), $131 (December 5, 2003—December 31, 2003) and $337 (January 1, 2003—December 4, 2003).

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

(5)
Prior to January 1, 2006, we and Predecessor were treated as a partnership for federal income tax purposes. A partnership passes through essentially all taxable income and losses to its partners or members and does not pay federal income taxes at the partnership level. Historical income tax expense consists mainly of foreign, state and local income taxes. On January 1, 2006, we elected to be taxed as a C corporation. For comparative purposes, we have included a pro forma provision for income taxes assuming we (or Predecessor) had been taxed as a C corporation for the year ended December 31, 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes" and Note 9 to our consolidated financial statements.

(6)
Average monthly revenue per unit measures service revenues per month divided by the average number of subscribers during that month. Average monthly revenue per unit as so defined may not be similar to average monthly revenue per unit as defined by other companies in our industry, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our statement of operations. We believe that average monthly revenue per unit provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting and retaining high value customers.

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

  The following is a reconciliation of EBITDA to net income (loss):

	Successor					Predecessor
	Year Ended December 31,				December 5 through December 31,	January 1 through December 4,
	2007	2006	2005	2004	2003	2003
	(In Thousands)
Net income (loss)	$(27,925)	$23,623	$18,719	$370	$(4,517)	$(261,880)
Interest expense (income), net (a)	9,085	2,131	27	1,324	124	1,506
Income tax expense (benefit) (b)	2,864	(14,071)	2,502	(4,314)	(37)	170
Depreciation and amortization	13,137	6,679	3,044	1,959	125	31,473

EBITDA	$(2,839)	$18,362	$24,292	$(661)	$(4,305)	$(228,731)

  (a)
  Includes Interest expense (income) and interest rate derivative loss

  (b)
  See Note 5 above.

  The following table provides supplemental information as to unusual and other items that are reflected in EBITDA:

	Successor					Predecessor
	Year Ended December 31,				December 5 through December 31,	January 1 through December 4,
	2007	2006	2005	2004	2003	2003
	(In Thousands)
Satellite failures(a)	—	—	$114	$114	$—	$2,527
ELSACOM settlements(b)	$278	$396	—	—	—	$744
Pension adjustment(c)	—	—	—	—	—	$941
UT writeoff recovery(d)	—	—	—	—	—	$(103)
Asset impairment(e)	—	—	—	—	—	$211,854
Restructuring (other)(f)	—	—	—	$5,078	$690	$5,381
Inventory write-down(g)	$19,109	$1,943	—	—	—	—

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Report.

Overview

        We are a provider of mobile voice and data communication services via satellite. Our communications platform extends telecommunications beyond the boundaries of terrestrial wireline and wireless telecommunications networks to serve our customer's desire for connectivity. Using in-orbit satellites and ground stations, which we call gateways, we offer voice and data communications services to government agencies, businesses and other customers in over 120 countries.

        In early 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. We were formed in Delaware in November 2003 for the purpose of acquiring substantially all the assets of Old Globalstar and its subsidiaries. With Bankruptcy Court approval, we acquired Old Globalstar's assets and assumed certain of its liabilities in a two-step transaction, with the first step completed on December 5, 2003, and the second step on April 14, 2004 (the "Reorganization"). On January 1, 2006, we elected to be taxed as a C corporation, and on March 17, 2006, we converted from a Delaware limited liability company to a Delaware corporation.

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

        Nonetheless, as further described under "Risk Factors," we face a number of challenges and uncertainties, including:

  •
  Constellation life and health.  Our current satellite constellation is aging. We successfully launched our eight spare satellites in 2007. A number of our satellites launched prior to 2007 have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem (our "two-way communication issues"). The S-band antenna provides the downlink from the satellite to a subscriber's phone or data terminal. Degraded performance of the S-band antenna amplifiers reduces the availability of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. Subscriber service will continue to be available, but at certain times in any given location it may take longer to establish calls and the average duration of calls may be impacted adversely. There are periods of time each day during which no two-way voice and data service is available at any particular location. The root cause of our two-way communication issues is unknown, although we believe it may result from irradiation of the satellites in orbit caused by the space environment at the altitude that our satellites operate.

  The decline in the quality of two-way communication does not affect adversely our one-way Simplex data transmission services, including our new SPOT products and services, which utilize only the L-band uplink from a subscriber's Simplex terminal to the satellites.

  To date, we have managed the two-way communication issue in various technical ways, including moving less impaired satellites to key orbital positions and launching eight spare satellites. Nonetheless, we have been unable to correct our two-way communication issues.

  Although the rate of degradation of the S-band anternnas has slowed in recent months, we continue to believe that, the quality of two-way communication services will continue to decline, and by some time in 2008 substantially all of our satellites launched between 1998 and 2000, but not those satellites launched in 2007, will cease to be able to support two-way communications. Simplex data services, including our new SPOT products and services, will not be affected.

  We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations. Among other things, we requested Thales Alenia Space to present a four-part sequential plan for accelerating delivery of the initial 24 satellites of our second-generation constellation by up to four months. In 2007, we accepted the first two portions of this plan. See "Part I, Item 1A. Risk Factors—Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability."

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

  •
  Technological changes.  It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 57% of our total assets at December 31, 2007 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

  •
  Capital expenditures.  We have incurred significant capital expenditures during 2006 and 2007 and we expect to incur additional significant expenditures through 2013 under the following commitments:

  •
  We estimate that procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.25 billion, which we expect will be reflected in capital expenditures through 2013. The following obligations are included in this amount:

  •
  On November 30, 2006, we entered into a contract with Thales Alenia Space for the construction of our second-generation constellation. The total contract price, including subsequent additions, will be approximately €667.6 million (approximately

        $953.1 million at a weighted average conversion rate of €1.00 = $1.4276 at December 31, 2007, including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294). We have made payments in the amount of approximately €100.5 million (approximately $130.3 million) through December 31, 2007 under this contract. At our request, Thales Alenia Space has presented to us a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.9 million to $19.7 million at € 1.00 = $1.4729). In 2007, we accepted the first two portions of this plan with an additional cost of €4.1 million ($6.0 million at €1.00 = $1.4729). We cannot assure you that any of the remaining acceleration will occur.

      •
      In March 2007, we entered into a €9.0 million (approximately $13.3 million at a conversion rate of €1.00 = $1.4729) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for our second-generation satellite constellation. We have made payments in the amount of approximately €2.9 million (approximately $3.9 million) through December 31, 2007.

      •
      On September 5, 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. We have made payments in the amount of approximately $10.5 million through December 31, 2007.

    •
    We have begun construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway is expected to be fully operational in the second half of 2008.

        See "Liquidity and Capital Resources" for a discussion of our requirements for funding these capital expenditures.

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

  •
  Fluctuations in interest and currency rates.  Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs if debt is outstanding. A substantial portion of our revenue (37% for the year ended December 31, 2007) is denominated in foreign currencies. In addition, a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for additional information.

        Simplex Products (Personal Tracking Services and Emergency Messaging).    In early November 2007, we introduced the SPOT satellite messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google Maps™. The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. We are starting to work on second-generation SPOT-like applications.

  •
  SPOT Addressable Market

  We believe the addressable market for our SPOT products and services in North America alone is approximately 50 million units. Our objective is to capture 2-3% of that market by the end of 2010. The reach of our Simplex System, on which our SPOT products and services relies, covers approximately 50% of the world population. We intend to market our SPOT products and services aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

  •
  SPOT Pricing

  The pricing for SPOT products and services and equipment is intended to be extremely competitive. Annual service fees currently range from $99.99 for our basic level plan to $149.98 for additional tracking capability. We expect the equipment will be sold to end users at $169.99 per unit.

  •
  SPOT Distribution

  We are distributing and selling our new SPOT satellite messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of "Big Box" retailers and other similar distribution channels including Bass Pro Shops, Big 5 Sporting Goods, Big Rock Sports, Boater's World, Cabela's, Campmor, Joe's Sport, Outdoor and More, Orvis, REI, Rescue Source 3, Sportsman's Warehouse, West Marine and Wynit. Our objective is to sell SPOT products through approximately 5,000 distribution points by the end of the second quarter of 2008 and 10,000 in 2009. Currently, the SPOT satellite messenger is being sold in approximately 2,000 distribution points. We also intend to sell directly using our existing salesforce into key vertical markets and through our direct e-commerce website (www.findmespot.com).

        SPOT products and services have been introduced only recently and their commercial introduction and their commercial success cannot be assured.

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

        In addition to our agreement with Open Range Communications, Inc. (See "Item 1.—Ancillary Terrestrial Component—ATC Opportunities"), we hope to exploit additional ATC opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

        As described in "Item 1—Business: ATC Opportunities," the FCC has opened a rulemaking proceeding to consider expanding the amount of spectrum in which we may provide ATC from 11.5 MHz to as much as 19.275 MHz. We and other interested parties have filed comments and reply comments, and we expect a decision in 2008. Implementation of our agreement with Open Range Communications is contingent upon our receiving substantially more ATC spectrum in our S-band than the 5.5 MHz we currently have. We believe that we have made a convincing case for 6 MHz additional in the S-band; however, we cannot predict whether the FCC will agree with us in its final decision.

        Service and Subscriber Equipment Sales Revenues.    The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Mobile (voice and data)	$60,920	62%	$71,101	52%	$60,092	47%
Fixed (voice and data)	5,369	5	7,741	6	6,637	5
Satellite data modems (data)	1,649	2	1,573	1	1,240	1
Asset tracking and monitoring	2,407	2	1,636	1	945	1
Independent gateway operators	4,465	5	8,032	6	9,098	7
Other(1)	3,503	4	1,954	1	3,460	3

Subtotal	78,313	80	92,037	67	81,472	64

Subscriber Equipment Sales:
Mobile equipment	11,931	12	22,542	17	23,662	19
Fixed equipment	2,160	2	6,149	5	5,278	4
Data equipment	1,946	2	2,023	1	1,085	1
Accessories/misc.	4,048	4	13,920	10	15,650	12

Subtotal	20,085	20	44,634	33	45,675	36

Total Revenue	$98,398	100%	$136,671	100%	$127,147	100%

(1)
Includes activation fees and engineering service revenue.

        Operating Income (Loss).    We realized an operating loss of $24.6 million for the year ended December 31, 2007 compared to operating income of $15.7 million in 2006. This decrease can be attributed primarily to a $19.1 million charge for impairment of assets caused by a write down of our first-generation product inventory recognized in 2007. We recognized these impairment charges after assessing our inventory and current and projected sales. Lower service revenue and a decline in equipment sales as a result of degradation of our two-way communication service during the year ended December 31, 2007 compared to last year also contributed to the decline in operating results. Lower usage also resulted in lower retail Average Revenue Per Unit (ARPU) on our monthly service plans. Moreover, concerns over the long term viability of, and service issues related to, our first generation constellation's voice service contributed to lower subscriber equipment sales for the year ended December 31, 2007.

Independent Gateway Acquisition Strategy

        Currently, 16 of the 25 gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. We have no financial interest in these independent gateway operators other than arms' length contracts for wholesale minutes of service. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway operator acquisition strategy to establish operations in multiple territories with reduced demands on its capital. In addition, there are territories in which for political or other reasons, it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

        We have acquired, and intend to continue to pursue the acquisition of, independent gateway operators when we believe we can do so on favorable terms and the current independent operator has expressed a desire to sell its assets to us, subject to capital availability. We believe that these acquisitions can enhance our results of operations in three respects. First, we believe that, with our greater financial and technical resources, we can grow our subscriber base and revenue faster than some of the independent gateway operators. Second, we realize greater margin on retail sales to individual subscribers than we do on wholesale sales to independent gateway operators. Third, we believe expanding the territory we serve directly will better position us to market our services directly to multinational customers who require a global communications provider. However, acquisitions of independent gateway operators do require us to commit capital for acquisition of their assets, as well as management resources and working capital to support the gateway operations, and therefore increase our risk in operating in these territories directly rather than through the independent gateway operators. In addition, operating the acquired gateways increases our marketing, general and administrative expenses. Our credit agreement limits to $25.0 million (in cash) the aggregate amount we may invest in foreign acquisitions without the consent of our lenders.

        In February 2005, we purchased the Venezuela gateway for $1.6 million in cash to be paid over four years. Effective January 1, 2006, we acquired the Central American gateway and other real property assets for $5.2 million, paid principally in shares of our common stock. In December 2007, we agreed to acquire an independent gateway operator that owns three satellite gateway ground stations in Brazil for $6.5 million. The purchase price will be paid primarily in our common stock. We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

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

        Monthly access fees billed to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan, are billed on the first day of each monthly bill cycle. Airtime minute fees in excess of the monthly access fees are billed in arrears on the first day of each monthly billing cycle. To the extent that billing cycles fall during the course of a given month and a portion of the monthly services has not been delivered at month end, fees are prorated and fees associated with the undelivered portion of a given month are deferred. Under certain annual plans, where customers prepay for minutes, revenue is deferred until the minutes are used or the prepaid time period expires. Unused minutes are accumulated until they expire, usually one year after activation. In addition, we offer other annual plans under which the customer is charged an annual fee to access our system. These fees are recognized on a straight-line basis over the term of the plan. In some cases, we charge a per minute rate whereby we recognize the revenue when each minute is used.

        Occasionally we have granted to customers credits which are expensed or charged against deferred revenue when granted.

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

        We introduced annual plans (sometimes called Liberty plans) in August 2004 and broadened their availability during the second quarter of 2005. These plans grew substantially in 2005 and 2006. These plans require users to pre-pay usage charges for the entire plan period, generally 12 months, which results in the deferral of certain of our revenues. Under our revenue recognition policy for these annual plans, we defer revenue until the earlier of when the minutes are used or when these minutes expire. Any unused minutes are recognized as revenue at the expiration of a plan. Most of our customers have not used all the minutes that are available to them or have not used them at the pace anticipated, which has caused us to defer a portion of our service revenue.

        During the second quarter of 2007, we introduced an unlimited airtime usage service plan (called the Unlimited Loyalty plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly or annual fee. The unlimited loyalty plan incorporates a declining price schedule that reduces the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at the fixed price. We record revenue for this plan on a monthly basis based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, the balance in deferred revenue is recognized as revenue.

        At December 31, 2007 and December 31, 2006, our deferred revenue aggregated approximately $20.4 million (with $1.0 million included in non-current liabilities) and $23.4 million, respectively.

        Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

        In December 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to account separately for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria.

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

        The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the space segment and ground segment may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

        The satellites previously recorded as spare satellites and subsequently incorporated into the Globalstar System on the date the satellite is placed into service (the "In-Service Date") will be depreciated over an estimated life of eight years beginning on the satellite's "In-Service Date."

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

Income Taxes

        Until January 1, 2006, we were treated as a partnership for U.S. tax purposes. Generally, our taxable income or loss, deductions and credits were passed through to our members. We did have some corporate subsidiaries that required a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Effective January 1, 2006, we elected to be taxed as a C corporation in the United States. When an enterprise changes its tax status from non-taxable to taxable, under SFAS No. 109 the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, we recognized a gross deferred tax asset of $204.2 million and a gross deferred tax liability of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. We determined that it was more likely than not that we would not recognize the entire deferred tax asset; therefore, we established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million. We monitor the situation to ensure that, if and when we are more likely than not to be able to utilize more of the deferred tax asset, we will be able to reduce the valuation allowance accordingly. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). See Note 9 to our consolidated financial statements for the impact of this adoption on our financial statements.

Spare Satellites, Launch Costs and Second-Generation Satellites

        Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to December 5, 2003, Old Globalstar recorded an impairment of these assets, and at December 5, 2003 they were carried at $0.9 million. The eight spare satellites were launched successfully in two separate launches of four satellites each in May 2007 and October 2007. Depreciation of these assets commences when the satellites are placed in service and begin to handle call traffic. As of December 31, 2007, five of the eight satellites had been placed into service and were handling call traffic. The remaining three satellites are being placed into their desired orbital plane. As of December 31, 2007 and December 31, 2006, these assets were recorded at $47.8 million and

$87.8 million, respectively. The amount relating to spare satellites that were placed into service during the year ended December 31, 2007 (approximately $79.3 million), was classified within the Globalstar System as part of the space segment. These satellites will be a part of the second-generation constellation and are being depreciated over an estimated useful life of eight years.

        On November 30, 2006, we entered into a contract with Thales Alenia Space to construct 48 low-earth orbit satellites. The total contract price, including subsequent additions, is approximately €667.6 million (approximately $953.1 million at a weighted average conversion rate of €1.00 = $1.4276 at December 31, 2007 including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294). The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless we elect to accelerate delivery. If we elect to accelerate delivery of the second phase of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. As of December 31, 2007 and 2006, capitalized interest recorded was $1.1 million and $0.9 million, respectively. At our request, Thales Alenia Space has presented a four-part sequential plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.9 million to $19.7 million at € 1.00 = $1.4729). In 2007, we accepted the first two portions of this plan with an additional cost of €4.1 million ($6.0 million at €1.00 = $1.4729). We cannot assure you that any of the remaining acceleration will occur.

        In March, 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for the Company's second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $13.3 million at a conversion rate of €1.00 = $1.4729) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009.

        On September 5, 2007, we entered into a contract with our Launch Provider for the launch of our second generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. The total cost for the launches under this contract is included in our estimate of approximately $1.25 billion to procure and deploy our second-generation satellite constellation and related gateway upgrades.

        The depreciation on these assets will begin once the assets are completed and placed into service.

Pension Obligations

        We have a company-sponsored retirement plan covering certain current and past U.S.-based employees. Until June 1, 2004, substantially all of Old Globalstar's and our employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral, Inc. (the "Loral Plan"), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan as of October 23, 2003. Prior to October 23, 2003, benefits for the Loral Plan were generally based upon compensation, length of service with the company and age of the participant. On

June 1, 2004, the assets and frozen pension obligations of the segment attributable to our employees were transferred into a new Globalstar Retirement Plan (the "Globalstar Plan"). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. Our funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations.

        We account for our defined benefit pension and life insurance benefit plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions", ("SFAS 87"), SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions", ("SFAS 106") and SFAS No. 158, "Employers' Accounting Defined Benefit Pension and Other Postretirement Plans", ("SFAS 158") which require that amounts recognized in financial statements be determined on an actuarial basis. We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006 and this adoption did not have any impact on our results of operation. Pension benefits associated with these plans are generally based on each participant's years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We utilize the services of a third party to perform these actuarial calculations.

        We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension plan. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 6.00% to be appropriate as of December 31, 2007, which is an increase of 0.25 percentage points from the rate used as of December 31, 2006. An increase of 1.0% in the discount rate would have decreased our plan liabilities as of December 31, 2007 by $1.4 million and a decrease of 1.0% could have increased our plan liabilities by $1.7 million.

        A significant element in determining our pension expense in accordance with SFAS No. 158 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, our assumption for the expected return on plan assets was 7.5% for 2007.

        The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. This is also true of changes to actuarial assumptions. As of December 31, 2007, we had net unrecognized pension actuarial losses of $1.7 million. These amounts represent potential future pension and postretirement expenses that would be amortized over average future service periods.

Derivative Instrument

        We utilize a derivative instrument in the form of an interest rate swap agreement and a forward contract for purchasing foreign currency to minimize our risk from interest rate fluctuations related to our variable rate credit agreement and minimize our risk from fluctuations related to the foreign currency exchange rates, respectively. We use the interest rate swap agreement and the forward contract for purchasing foreign currency to manage risk and not for trading or other speculative purposes. At the end of each accounting period, we record the derivative instrument on our balance sheet as either an asset or a liability measured at fair value. The interest rate swap agreement and the forward contract for purchasing foreign currency do not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement and the forward contract for purchasing foreign currency are recognized as "Interest rate derivative gain (loss)" and "Other Income" over the life of the agreements, respectively. We have agreed to provide collateral in the form of cash and securities equal to any negative value of the interest rate swap agreement.

Stock-Based Compensation

        Effective January 1, 2006, as a result of our initial public offering, we adopted the provisions of Statement of Financial Accounting Standards 123(R), "Share-Based Payment" ("SFAS 123(R)"), and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore have not restated our prior period results. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. At January 1, 2006, the option of one board member to purchase up to 120,000 shares of common stock at $2.67 per share was the only outstanding equity award. Compensation cost related to the remaining portion of this award for which the requisite service had not been rendered was insignificant. Therefore, the adoption of SFAS 123(R) did not have a significant impact on our financial position or results of operations.

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

Statements of Operations	Year Ended December 31, 2007	Year Ended December 31, 2006	% Change
	(In thousands)
Revenue:
Service revenue	$78,313	$92,037	(14.9)
Subscriber equipment sales(1)	20,085	44,634	(55.0)

Total Revenue	98,398	136,671	(28.0)

Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	27,775	28,091	(1.1)
Cost of subscriber equipment sales(2)	13,863	40,396	(65.7)
Marketing, general and administrative	49,146	43,899	12.0
Depreciation and amortization	13,137	6,679	96.7
Impairment of assets	19,109	1,943	883.5

Total Operating Expenses	123,030	121,008	1.7

Operating Income (Loss)	(24,632)	15,663	N/A
Interest income	3,170	1,172	170.5
Interest expense	(9,023)	(587)	1,437.1
Interest rate derivative loss	(3,232)	(2,716)	19.0
Other income (expense), net	8,656	(3,980)	N/A

Income (Loss) Before Income Taxes	(25,061)	9,552	N/A
Income tax expense (benefit)	2,864	(14,071)	N/A

Net Income (Loss)	$(27,925)	$23,623	N/A

(1)
Includes related party amounts of $59 and $3,423 for the years ended December 31, 2007 and 2006, respectively.

(2)
Includes related party amounts of $46 and $3,041 for the years ended December 31, 2007 and 2006, respectively.

        Revenue.    Total revenue decreased by $38.3 million, or approximately 28.0%, to $98.4 million for the year ended December 31, 2007, from $136.7 million for 2006. This decrease is attributable in part to lower service revenues as a result of our two-way communication issues. Our service revenue was lower primarily due to price reductions aimed at maintaining our subscriber base despite our two-way communication issues. Our subscriber equipment sales also decreased significantly during the year ended December 31, 2007 as compared to 2006 as a result of our two-way communications issues. Our retail ARPU during the year ended December 31, 2007, decreased by 21.5% to $46.26 from $58.91 for 2006. We added approximately 21,000 subscribers in 2007 compared to 67,000 net subscriber additions in 2006.

        Service Revenue.    Service revenue decreased $13.7 million, or approximately 14.9%, to $78.3 million for the year ended December 31, 2007, from $92.0 million for 2006. Although our subscriber base grew 8.0% to approximately 284,000 over the year ended December 31, 2007, we experienced decreased retail ARPU resulting in lower service revenue. We believe that the primary reason for this decrease in our service revenue was the reduction of our prices in response to our two-way communication issues.

        Subscriber Equipment Sales.    Subscriber equipment sales decreased by $24.5 million, or approximately 55.0%, to $20.1 million for the year ended December 31, 2007, from $44.6 million for 2006. The decrease was due primarily to concerns over our two-way communications issues.

        Operating Expenses.    Total operating expenses increased $2.0 million, or approximately 1.7%, to $123.0 million for the year ended December 31, 2007, from $121.0 million for the year ended December 31, 2006. This increase was due primarily to a net asset impairment charge to our first-generation phone and accessory inventory of $19.1 million as a result of our assessment of inventory quantities and higher depreciation expense which was partially offset by the lower cost of subscriber equipment consistent with lower equipment sales for the year ended December 31, 2007.

        Cost of Services.    Our cost of services for the years ended December 31, 2007 and 2006 were $27.8 million and $28.1 million, respectively. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. These costs declined as a result of lower telecom costs and reductions in certain labor costs offset partially by an increase in non-cash executive incentive compensation as compared to 2006.

        Cost of Subscriber Equipment Sales.    Cost of subscriber equipment sales decreased $26.5 million, or approximately 65.7%, to $13.9 million for the year ended December 31, 2007, from $40.4 million for 2006. This decrease was due primarily to lower equipment sales as a result of our two-way communication issues and lower equipment cost basis as a result of a net asset impairment charge to our first-generation inventory.

        Marketing, General and Administrative.    Marketing, general and administrative expenses increased $5.2 million, or approximately 12.0%, to $49.1 million for the year ended December 31, 2007, from $43.9 million for 2006. This increase was due primarily to higher professional fees related to operating as a public company and non-cash stock compensation expense of $9.6 million resulting from the change in the Executive Incentive Compensation Plan offset partially by lower dealer commissions as a consequence of lower sales. Additionally, advertising expenses were higher as a result of the introduction of our new SPOT products and services in the fourth quarter of 2007.

        Depreciation and Amortization.    Depreciation and amortization expense increased $6.4 million, or 96.7%, to $13.1 million for the year ended December 31, 2007, from $6.7 million for 2006. This increase was due primarily to the additional depreciation associated with placing five of our recently-launched spare satellites into service and as a result of reducing the remaining useful life of our satellite system and related assets from 39 months to 27 months, beginning in the fourth quarter of 2006.

        Impairment of assets.    In 2007, we recorded a net impairment charge of $19.1 million representing a write down on our first-generation phone and accessory inventory. This charge was taken after our assessment of inventory quantities and recent and projected equipment sales. The asset impairment charge in 2006 was $1.9 million.

        Operating Income (Loss).    Operating income decreased $40.3 million, to an operating loss of $24.6 million for the year ended December 31, 2007, from operating income of $15.7 million for 2006. The decrease was due to the asset impairment charge described above and lower service and subscriber equipment revenues partially offset by lower cost of equipment sales.

        Interest Income.    Interest income increased by $2.0 million to $3.2 million for the year ended December 31, 2007, from $1.2 million for the same period in 2006. This increase was due to increased average cash balances on hand.

        Interest Expense.    Interest expense increased by $8.4 million, to $9.0 million for the year ended December 31, 2007 from $0.6 million for 2006. This increase was due primarily to the expensing of our deferred debt issuance costs of $8.1 million as a result of Thermo Funding assuming all of the obligations of the administrative agent and the lenders under our credit agreement with Wachovia Investment Holdings, LLC and the other lenders parties thereto.

        Interest Rate Derivative Loss.    For the year ended December 31, 2007, interest rate derivative loss was $3.2 million compared to $2.7 million in 2006. This increase was due to the decrease in the fair value of our interest rate swap agreement.

        Other Income (Expense).    Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income increased by $12.6 million for the year ended December 31, 2007 as compared to 2006 due to a favorable exchange rate on the Euro denominated escrow account during 2007.

        Income Tax Expense (Benefit).    Income tax expense for the year ended December 31, 2007 was $2.9 million compared to a net income tax benefit of $14.1 million during 2006. The change between periods was primarily a result of a $21.4 million deferred tax benefit recorded on January 1, 2006 upon our election to be taxed as a C Corporation.

        Net Income (Loss).    Our net income decreased $51.5 million to a loss of $27.9 million for the year ended December 31, 2007, from net income of $23.6 million for the year ended December 31, 2006. This decrease was due primarily to the $19.1 million asset impairment charge related to our inventory recognized in 2007, the non-cash charges relating to the compensation and debt issuance costs discussed above, lower operating income in 2007 and the $14.1 million net deferred tax benefit recognized in 2006.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

Statements of Operations	Year Ended December 31, 2006	Year Ended December 31, 2005	% Change
	(In thousands)
Revenue:
Service revenue	$92,037	$81,472	13.0
Subscriber equipment sales(1)	44,634	45,675	(2.3)

Total Revenue	136,671	127,147	7.5

Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	28,091	25,432	10.5
Cost of subscriber equipment sales(2)	40,396	38,742	4.3
Marketing, general and administrative	43,899	37,945	15.7
Depreciation and amortization	6,679	3,044	119.4
Impairment of assets	1,943	114	1604.4

Total Operating Expenses	121,008	105,277	14.9

Operating Income	15,663	21,870	(28.4)
Interest income	1,172	242	384.3
Interest expense(3)	(587)	(269)	118.2
Interest rate derivative loss	(2,716)	—	N/A
Other income (expense), net	(3,980)	(622)	539.9

Income Before Income Taxes	9,552	21,221	(55.0)
Income tax expense (benefit)	(14,071)	2,502	N/A

Net Income	$23,623	$18,719	26.2

(1)
Includes related party amount of $3,423 and $440 for the year ended December 31, 2006 and 2005, respectively.

(2)
Includes related party amount of $3,041 and $314 for the year ended December 31, 2006 and 2005, respectively.

(3)
Includes related party amounts of $176 for the year ended December 31, 2005.

        Revenue.    Total revenue increased $9.6 million, or approximately 7.5%, to $136.7 million for the year ended December 31, 2006 from $127.1 million for the prior year. This increase was due principally to the growth in service revenue related to the additional approximately 67,000 net subscribers we added during the year ended December 31, 2006. Our average monthly retail revenue per user during the year ended December 31, 2006 decreased by 13.5% to $58.91 from $68.10 during the year ended December 31, 2005. This decline resulted from the rapid acceptance of our annual plans, which were first introduced broadly in the second quarter of 2005 and which allow subscribers to pay for a year of service in advance. These pricing plans were extensively purchased. Annual plans reduce current period revenue because revenue is not recognized until minutes are used or expire. Unused minutes are recognized as revenue at the expiration of a plan. Subscribers generally do not use all of the minutes for which they have paid. Average monthly subscriber churn decreased to 1.1% for the year ended December 31, 2006 compared to 1.3% in the year ended December 31, 2005.

        Service Revenue.    Service revenue for the year ended December 31, 2006 increased $10.5 million, or approximately 13.0%, to $92.0 million from $81.5 million for 2005. This increase was driven by our approximate 67,000 net subscriber growth from December 31, 2005 to December 31, 2006 and increased usage of minutes related to the higher number of subscribers.

        Subscriber Equipment Sales.    Subscriber equipment sales decreased by $1.1 million, or approximately 2.3%, to $44.6 million for the year ended December 31, 2006, compared to $45.7 million for 2005. Sales in the year ended December 31, 2005 reflected substantial buying in response to hurricane Katrina.

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

        Depreciation and Amortization.    Depreciation and amortization expense increased $3.7 million, or approximately 119.4%, to $6.7 million for the year ended December 31, 2006 from $3.0 million for 2005. This increase was due primarily to the depreciation expense associated with our Sebring, Florida gateway, which became operational in July 2005, our Alaskan gateway, which became operational in June 2006, and our gateway in Central America, which was acquired in January 2006.

        Impairment of Assets.    Impairment of assets increased $1.8 million to $1.9 million for the year ended December 31, 2006 compared to $0.1 million for 2005. This increase was due to a write-down of the excess quantities of our first generation product inventory.

        Operating Income.    Operating income decreased $6.2 million, or approximately 28.4%, to $15.7 million for the year ended December 31, 2006, from $21.9 million for 2005. The decrease was due to an increase in our cost of services, marketing, general and administrative expenses and volume discounts on subscriber equipment sales. Our cost of services and marketing, general and administrative expenses increased $8.7 million or 13.6% due to the allowance for bad debt for certain customer receivables at December 31, 2006, addition of gateways and increased headcount and professional fees.

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

        Interest Rate Derivative Loss.    For the year ended December 31, 2006, interest rate derivative loss consisted of a $2.7 million change in the fair value of the interest rate swap agreement. In July 2006, in connection with entering into our credit agreement, which provides for interest at a variable rate, we entered into a five-year interest rate swap agreement to minimize the risk of variability in our borrowing costs over the term of our credit agreement. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The interest rate swap agreement does not qualify for hedge accounting and the changes in its fair value are recorded as "Interest rate derivative gain (loss)" over the life of the agreement.

        Other Income (Expense), net.    Other income (expense), net generally consists of foreign exchange transaction gains and losses. Other expense increased by $3.4 million to $4.0 million for the year ended December 31, 2006 as compared to $0.6 million for 2005. The increase was primarily the result of large Euro denominated transactions related to the launch services contract with Starsem for our eight spare satellites that were launched in 2007.

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

Liquidity and Capital Resources

        The following table shows our cash flows from operating, investing and financing activities for the years ended December 31, 2007, 2006 and 2005:

Statements of Cash Flows	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net cash from (used in) operating activities	$(7,669)	$14,571	$13,694
Net cash from (used in) investing activities	(183,378)	(160,316)	(10,141)
Net cash from financing activities	193,489	170,601	2,899
Effect of exchange rate changes on cash	(8,586)	(1,428)	488

Net Increase (Decrease) in Cash and Cash Equivalents	$(6,144)	$23,428	$6,940

        Currently, our principal sources of liquidity are our credit agreement with Thermo Funding and our existing cash and internally generated cash flow from operations.

        At January 1, 2008, our principal short-term liquidity needs were:

  •
  to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and launch related costs, in a total amount not yet determined, but which will include approximately €152.4 million payable to Thales Alenia Space by December 2008 under the purchase contract for our second-generation satellites and €5.2 million payable to Thales Alenia Space by December 2008 under the contract for construction of the Control Network Facility, respectively;

  •
  to fund our working capital ($72.2 million at December 31, 2007, which our management believes is sufficient for our present requirements); and

  •
  to fulfill cash escrow requirements under the Thales Alenia Space contract for procurement of our second-generation satellites approximating an additional €29.8 million (approximately $43.9 million at €1.00 = $1.4729) through December 31, 2008.

        During the years ended December 31, 2007 and 2006, our principal sources of liquidity were:

Dollars in millions	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash on-hand at beginning of period	$43.7	$20.3
Capital contributions by Thermo net	$—	$13.0
Borrowings under Thermo Funding credit agreement	$50.0	$—
Purchase of common stock by Thermo Funding	$152.7	$47.3
Proceeds of initial public offering, net	$—	$116.6
Cash generated (used) by operations	$(7.7)	$14.6

        We expect to fund our short-term liquidity requirements from the following sources:

  •
  borrowings under our credit agreement with Thermo Funding (of which the entire $50.0 million related to the revolving credit facility was drawn at December 31, 2007 and the entire $100.0 million related to the delayed draw term loan was undrawn at December 31, 2007 (we have subsequently drawn $100.0 million of the delayed draw term loan during 2008.); and

  •
  cash on hand ($37.6 million at December 31, 2007).

        Our principal long-term liquidity needs are:

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

        We expect to fund our long-term capital needs with any remaining funds available under our credit agreement, cash flow, which we expect will be generated primarily from sales of our Simplex products and services, including our new SPOT products and services, and the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. We will require significant additional capital and currently have not obtained any commitment for such funds. See "Capital Expenditures" below and "Part I, Item 1A. Risk Factors—We must generate significant cash flow from operations and have to raise additional capital in order to complete our second-generation satellite constellation."

        Our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including our ability to achieve positive cash flow from operations despite the problems with our satellite constellation described elsewhere, the willingness of others to invest in the Company and trends in our industry and technology discussed elsewhere in this Report. In addition to these general and economic and industry factors, the principal factors affecting our cash flows will be our ability to continue to provide attractive and competitive services and products, successfully manage the degradation of our current satellite constellation until we can deploy our second-generation satellite constellation, increase our number of subscribers and retail average revenue per unit, control our costs, and maintain our margins and profitability. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs. In assessing our liquidity, our management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, the contractual rates that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.

Net Cash from Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2007 decreased to a cash outflow of $7.7 million from a cash inflow of $14.6 million for 2006. This decrease was due primarily to lower revenues and lower inventory turnover during the year ended December 31, 2007 as compared to 2006.

Net Cash from Investing Activities

        Cash used in investing activities was $183.4 million for the year ended December 31, 2007, compared to $160.3 million for the same period in 2006. This increase was primarily the result of capital expenditures associated with construction expenses for our second-generation satellite constellation and the launches of our eight spare satellites in 2007.

Net Cash from Financing Activities

        Net cash provided by financing activities increased by $22.9 million to $193.5 million from $170.6 million for the year ended December 31, 2007 as compared to the same period in 2006. The increase was primarily the result of $152.7 million of equity purchased by Thermo Funding pursuant to its irrevocable standby stock purchase agreement and $50.0 million drawn on the revolving credit agreement with Thermo Funding offset by $116.6 million received as proceeds from our initial public offering in November, 2006 and $47.3 million received pursuant to Thermo Funding's irrevocable standby stock purchase agreement during 2006.

Capital Expenditures

        Our capital expenditures consist primarily of upgrading our satellite constellation and gateways and other ground facilities. In 2005, we began construction of a new gateway in Wasilla, Alaska to cover the Alaskan territory and part of the Bering Sea. The Alaska gateway went into operation in July 2006. This gateway cost $4.8 million (excluding $0.8 million for the purchase of real property). We have begun construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway is expected to be fully operational in the second half of 2008.

        In 2005, we also commenced capital expenditures for the launch of our eight spare satellites. In 2007 and 2006, we incurred $37.6 million and $84.0 million (excluding capitalized interest and internal costs), respectively, related to the launch of our eight spare satellites. The total cost for the launch of the spare satellites was approximately $124.0 million exclusive of capitalized interest and internal costs. As of December 31, 2007, substantially all related payments had been made.

        In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation. The total contract price, including subsequent additions, is €667.6 million (approximately $953.1 million at a weighted average conversion rate of €1.00 = $1.4276 at December 31, 2007, including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294). We have made payments in the amount of approximately $130.3 million in related costs through December 31, 2007. At our request, Thales Alenia Space has presented to us a four-part sequential plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.9 million to $19.7 million at €1.00 = $1.4729). In 2007, we authorized the first two portions of this plan with an additional cost of €4.1 million ($6.0 million at €1.00 = $1.4729). We cannot assure you that any of the remaining acceleration will occur.

        In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $13.3 million at a conversion rate of €1.00 = $1.4729) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have made payments in the amount of approximately €2.9 million (approximately $3.9 million) through December 31, 2007.

        In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. As of December 31, 2007, we have incurred $10.5 million associated with the our launch services contract.

        The total cost for the satellites and launches under these contracts with Thales Alenia Space and our Launch Provider are included in the estimated $1.25 billion (the majority of which is denominated in Euros) of capital expenditures which we currently anticipate will be required to procure and deploy our second-generation satellite constellation and related gateway upgrades. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of common stock to Thermo Funding under the irrevocable standby stock purchase agreement, the proceeds from our initial public offering and borrowings under our revolving credit facility to fund the approximately $211.1 million (excluding internal costs and capitalized interest but including $74.7 million which is held in escrow pursuant to the contract for the procurement of our second-generation satellite constellation to secure our payment obligations under that contract) paid through December 31, 2007. We expect to fund the balance of the capital expenditures through cash generated by our duplex voice and data services, new SPOT satellite messenger products and services and other Simplex devices and services, borrowings under our credit agreement with Thermo Funding, future debt financings, additional equity financings or a combination of these potential sources. The extent of our need for external capital, which we expect to be substantial, will vary depending on the success of our SPOT products and services and other commercial factors. This funding may not be available to us on acceptable terms, or at all.

Contract	Currency of Payment	Payments through December 31, 2007	2008	2009	2010	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€100.5	€152.4	€94.7	€92.3	€227.7	€667.6
Thales Alenia Satellite Operations Control Centers	EUR	€2.9	€5.2	€0.9	€0.0	€0.0	€9.0
Launch Services	USD	$10.5	$31.5	$112.9	$55.1	$0.0	$210.0

        The exchange rate at December 31, 2007 was €1.00 = $1.4729. See "Quantitative and Qualitative Disclosures About Market Risk."

Cash Position and Indebtedness

        As of December 31, 2007, our total cash and cash equivalents were $37.6 million and we had total indebtedness of $50.0 million, compared to total cash and cash equivalents and total indebtedness at December 31, 2006 of $43.7 million and $0.7 million, respectively.

Credit Agreement

        On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. The credit agreement as currently in effect provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009. Since January 1, 2008, we have drawn an aggregate of $100.0 million of the delayed draw term loan. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $250.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent. We have not sought commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists and if we are in pro-forma compliance with all of the financial covenants of the credit agreement.

        The credit agreement limits the amount of our capital expenditures, requires us to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after we place 24 of our second-generation satellites into service and at the end of each fiscal quarter thereafter, we must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. We were in compliance with these debt covenants at December 31, 2007.

        All loans will mature on December 31, 2012. Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or the Federal Funds rate plus 3.25% to 3.75%. We had borrowings of $50.0 million under the revolving credit facility at December 31, 2007. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or the Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0%

until drawn or terminated. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See "Note 15: Derivatives" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. The loans may be prepaid without penalty at any time.

        Upon the assumption of the credit agreement by Thermo Funding, the interest rate swap agreement was amended to require us to provide collateral in cash and securities equal to the negative value of the interest rate swap. At December 31, 2007, the negative value of the interest rate swap was approximately $5.9 million and was classified as a non-current liability.

Irrevocable Standby Stock Purchase Agreement

        In connection with the execution of the initial Wachovia credit agreement on April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding pursuant to which it agreed to purchase under the circumstances described below up to 12,371,136 shares of our common stock at a price per share of approximately $16.17 (approximately $200.0 million in the aggregate), without regard to any future increase or decrease in the trading price of our common stock. Thermo Funding's obligation to purchase these shares was secured by the escrow of cash and marketable securities in an amount equal to 105% of its unfunded commitment.

        Pursuant to the agreement, Thermo Funding was required to purchase shares of our common stock (in minimum amounts of $5.0 million) as necessary:

  •
  to enable us to comply with the minimum liquidity and forward fixed charge coverage ratio tests of our credit agreement; or

  •
  to cure a default in payment of regularly scheduled principal or interest under our credit agreement.

        The agreement terminated on the earliest of December 31, 2011, our payment in full of all obligations under the credit agreement or Thermo Funding's purchase of all of the stock subject to its obligations under the agreement. Thermo Funding could elect at any time to purchase any unpurchased stock. Thermo Funding completed its purchase of all shares subject to the agreement on November 2, 2007. The following table sets forth information with respect to shares purchased by Thermo Funding pursuant to the agreement:

Date of Purchase	Number of Shares	Purchase Price (in millions)
June 30, 2006	927,840	$15.0
December 5, 2006	2,000,000	32.3
February 5, 2007	1,500,000	24.3
April 30, 2007	1,546,073	25.0
May 9, 2007	618,429	10.0
July 31, 2007	2,164,502	35.0
September 7, 2007	1,236,858	20.0
September 27, 2007	1,607,916	26.0
November 2, 2007	769,518	12.4

Total	12,371,136	$200.0

        As required by the pre-emptive rights provisions contained in our former certificate of incorporation, we intend to offer our stockholders as of June 15, 2006 who are accredited investors (as defined under the Securities Act of 1933) and who received 36 or more shares of our common stock as a result of the Old Globalstar bankruptcy, the opportunity to participate in the transactions contemplated by Thermo Funding's irrevocable standby stock purchase agreement on a pro rata basis on substantially the same terms as Thermo Funding, except that these stockholders will not be subject to the escrow requirements described above. These stockholders, excluding stockholders who have waived their pre-emptive rights, will be entitled to purchase, and upon entering into a commitment may elect to purchase at any time thereafter, up to 785,328 additional shares of our common stock at approximately $16.17 per share in the pre-emptive rights offering.

Contractual Obligations and Commitments

        During 2007, 2006 and 2005, we committed to purchase a total of $191.2 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM. At December 31, 2007, we had a remaining commitment to purchase $57.0 million of equipment from QUALCOMM. We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories. We expect to fund this remaining commitment from our working capital, additional capital from the issuance of equity or debt and funds generated by our operations.

        On June 1, 2004, we entered into a master services agreement with Space Systems/Loral, Inc. providing for various services related to preparing our eight spare satellites for launch. Through December 31, 2007, we had authorized Space Systems/Loral, Inc. to spend up to approximately $30.1 million related to this agreement and related task orders, and approximately $28.2 million of those charges had been incurred. The agreement renews annually for up to 10 years unless terminated earlier. We may terminate the agreement upon 30-days notice and any task order upon 10-days notice. Upon termination, we must pay for any costs related to services performed through termination and the 10-day transition period thereafter. Those costs may not exceed the amount previously authorized by us. We or Space Systems/Loral may terminate the agreement upon any uncured material breach of the terms of the agreement or any task order.

        Pursuant to a memorandum dated as of June 1, 2005, we agreed to provide supplemental incentive compensation to certain of our executive officers in the form of cash bonuses (the "Executive Incentive Compensation Plan") which, upon the fulfillment of certain conditions, may aggregate up to $30.0 million. In both 2005 and 2006, we accrued $1.6 million in compensation expense with respect to this plan. Approximately $3.2 million was paid to the executive officers in January 2007 pursuant to this plan.

        Effective August 10, 2007 (the "Effective Date"), our board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of our Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under our 2006 Equity Incentive Plan to five executive officers (the "Participants"). Each Award Agreement provides that the recipient will receive awards of restricted common stock or restricted stock units, which upon vesting, each entitle him to one share of our common stock. Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new Award Agreements extend the vesting period by up to two years and provide for payment in shares of common stock instead of cash, thereby enabling us to conserve our cash for capital expenditures for the procurement and launch of our second-generation satellite constellation and related ground station upgrades.

        On November 30, 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We have contracted separately with our Launch Provider for launch services and will do so for launch insurance for the satellites. The total contract price, including subsequent additions, will be approximately €667.6 million, (approximately $953.1 million at a weighted average conversion rate of €1.00 = $1.4276 at December 31, 2007 including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.294), subject to reduction by approximately €28.0 million (approximately $41.2 million) if we elect to accelerate construction and delivery of the second batch of satellites. Of the €667.6 million, approximately €627.4 million ($895.7 million) will be paid for the design, development and manufacture of the satellites and approximately €40.2 million ($57.4 million) will be paid for launch and mission support services. We are also obligated to pay Thales Alenia Space up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Thales Alenia Space's achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. The approximately €12.4 million ($16.0 million) paid by us to Thales Alenia Space pursuant to an Authorization to Proceed dated October 5, 2006, as amended, was credited against payments to be made by us under the contract. We have established and maintain an escrow account with a commercial bank to secure our payment obligations under the contract, with the amount of the escrow account equal to approximately the next two quarterly payments required by the contract. The initial escrow deposit was €40.0 million. We and Thales Alenia Space entered into the escrow agreement on December 21, 2006. We obtained the consent of our lenders to establish the escrow account. Payments under the contract began in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless we elect to accelerate the delivery of the second batch of satellites. The contract requires Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless we elect to accelerate deliveries. If we elect to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. We have made payments in the amount of approximately €100.5 million (approximately $130.3 million) through December 31, 2007 under this contract. At our request, Thales Alenia Space has presented a four-part sequential plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.9 million to $19.7 million at €1.00 = $1.4729). In 2007, we authorized the first two portions of this plan with an additional cost of €4.1 million ($6.0 million at €1.00 = $1.4729). We cannot assure you that any of the remaining acceleration will occur.

        In March, 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $13.3 million at a conversion rate of €1.00 = $1.4729) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have the option to terminate the contract if excusable delays affecting Thales Alenia Space's ability to perform the contract total six consecutive months or at its convenience. If we terminate the contract, we must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia

Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within sixty days of the due date, we will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling us to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions. We have made payments in the amount of approximately €2.9 million (approximately $3.9 million) through December 31, 2007.

        On September 5, 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. The total cost for the launches under this contract is included in the estimated $1.25 billion to procure and deploy our second-generation satellite constellation and related gateway upgrades. The anticipated time period for the first four launches ranges from as early as the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule. As of December 31, 2007, we have incurred $10.5 million associated with the launch services contract.

        Long-term obligations at December 31, 2007, assuming the borrowing of $100.0 million in delayed draw term loans under our credit agreement, are as follows:

Payments due by period:

Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt obligations(1)(2)	$—	$—	$150,000	$—	$150,000
Operating lease obligations	1,411	866	359	304	2,940
Purchase obligations	280,773	623,668	216,957	—	1,121,398
Pension obligations	767	2,374	1,900	3,213	8,254

Total	$282,951	$626,908	$369,216	$3,517	$1,282,592

(1)
Does not include interest on debt obligations. Substantially all of our debt bears interest at a floating rate and, accordingly, we are unable to predict interest costs in future years. In addition, future interest costs will depend on the outstanding balance from time to time of the revolving credit facility under our credit agreement and the date on which we borrow the delayed draw term loan. See "Credit Agreement" above.

(2)
All of the indebtedness under our credit agreement may be accelerated by the lenders upon an event of default. See "—Liquidity and Capital Resources—Credit Agreement." Events of default under the credit agreement include default under certain covenants.

Off-Balance Sheet Transactions

        We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

        See "Note 2: Summary of Accounting Policies" of the Consolidated Financial Statements in Part II, Item 8 of this Report.

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

        As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments," we have entered into a contract with Starsem to launch our eight spare satellites. We have also entered into two separate contracts with Thales Alenia Space to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services, and to construct the Satellite Operations Control Centers, Telemetry Command Units and In-Orbit Test Equipment for our second-generation satellite constellation. All payments under the Starsem contract, and a substantial majority of the payments under the Thales Alenia Space agreements, are denominated in Euros.

        Our interest rate risk arises from our variable rate debt under our credit agreement, under which loans bear interest at a floating rate based on the U.S. prime rate or LIBOR. Assuming that we borrowed the entire $150.0 million in revolving and term debt available under our credit agreement, and without giving effect to the hedging arrangement described in the next sentence, a 1.0% change in interest rates would result in a change to interest expense of approximately $1.5 million annually. To hedge a portion of our interest rate risk, we have entered into a five-year interest rate swap agreement with respect to a $100.0 million notional amount at a fixed rate of 5.64%. See "Note 15: Derivatives" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

        Our exposure to fluctuations in currency exchange rates has increased significantly as a result of contracts for the construction of our second-generation constellation satellite and the related control network facility, which are primarily payable in Euros. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance related to these contracts of approximately €505.4 million on December 31, 2007, would result in $7.4 million of additional payments. See "Note 4: Property and Equipment" of the Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Globalstar, Inc.

        We have audited the accompanying consolidated balance sheets of Globalstar, Inc. ("Globalstar") as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Globalstar's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globalstar's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Globalstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        As discussed in Note 9 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

                      /s/  CROWE CHIZEK AND COMPANY LLP

Oak Brook, Illinois
March 14, 2008

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$37,554	$43,698
Accounts receivable, net of allowance of $4,177 (2007), and $3,609 (2006)	12,399	19,543
Inventory	54,939	33,754
Advances for inventory	9,769	15,550
Deferred tax assets	1,257	1,495
Prepaid expenses and other current assets	3,262	2,512

Total current assets	119,180	116,552

Property and equipment:
Spare satellites and launch costs	47,848	87,813
Second-generation satellites	147,998	26,328
Globalstar System, net	84,939	15,576
Other property and equipment, net	9,318	7,005

	290,103	136,722

Other assets:
Restricted cash	80,871	52,581
Deferred tax assets	20,303	18,763
Other assets, net	2,518	7,083

Total assets	$512,975	$331,701

LIABILITIES AND OWNERSHIP EQUITY
Current liabilities:
Notes payable, current portion	$—	$285
Accounts payable	8,400	11,468
Accrued expenses	17,650	18,576
Payables to affiliates	1,487	6,019
Deferred revenue	19,396	23,368

Total current liabilities	46,933	59,716

Borrowings under revolving credit facility	50,000	—
Notes payable, net of current portion	—	417
Employee benefit obligations, net of current portion	1,779	2,079
Other non-current liabilities	8,719	3,843

Total non-current liabilities	60,498	6,339

Commitments and contingencies (Note 12)
Redeemable common stock; 0 and 347,451 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	4,949
Ownership equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, issued and outstanding—none	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized, 83,692,904 and 72,544,543 shares issued and outstanding at December 31, 2007 and 2006, respectively	8	7
Additional paid-in capital	407,743	238,919
Accumulated other comprehensive income (loss)	3,411	(1,166)
Retained earnings (deficit)	(5,618)	22,937

Total ownership equity	405,544	260,697

Total liabilities and ownership equity	$512,975	$331,701

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Service revenue	$78,313	$92,037	$81,472
Subscriber equipment sales	20,085	44,634	45,675

Total revenue	98,398	136,671	127,147

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	27,775	28,091	25,432
Cost of subscriber equipment sales	13,863	40,396	38,742
Marketing, general, and administrative	49,146	43,899	37,945
Depreciation and amortization	13,137	6,679	3,044
Impairment of assets	19,109	1,943	114

Total operating expenses	123,030	121,008	105,277

Operating income (loss)	(24,632)	15,663	21,870

Other income (expense):
Interest income	3,170	1,172	242
Interest expense	(9,023)	(587)	(269)
Interest rate derivative loss	(3,232)	(2,716)	—
Other income (expense)	8,656	(3,980)	(622)

Total other income (expense)	(429)	(6,111)	(649)

Income (loss) before income taxes	(25,061)	9,552	21,221
Income tax expense (benefit)	2,864	(14,071)	2,502

Net income (loss)	$(27,925)	$23,623	$18,719

Earnings (loss) per common share:
Basic	$(0.36)	$0.37	$0.30
Diluted	(0.36)	0.37	0.30
Weighted-average shares outstanding:
Basic	77,169,138	63,709,763	61,855,668
Diluted	77,169,138	64,076,182	61,955,874
Pro forma C Corporation data (unaudited):
Historical income before income taxes	N/A	N/A	$21,221
Pro forma income tax expense	N/A	N/A	6,931

Pro forma net income	N/A	N/A	$14,290

Pro forma earnings per common share (unaudited):
Basic	N/A	N/A	$0.23
Diluted	N/A	N/A	0.23

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$(27,925)	$23,623	$18,719
Other comprehensive income (loss):
Minimum pension liability adjustment	402	524	(1,356)
Net foreign currency translation adjustment	4,175	194	538

Total comprehensive income (loss)	$(23,348)	$24,341	$17,901

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OWNERSHIP EQUITY

(In thousands, except share data)

	Member Interest Units Common Shares	Common Stock Amount	Additional Paid-In Capital	Member Interests Amount	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances—December 31, 2004	61,855,668		$—	$54,487	$(13,000)	$(1,066)	$—	$40,421
Member Interests Series A—18,441,960
Member Interests Series B—4,154,400
Member Interests Series C—39,259,308
Contribution of services				145	—	—		145
Redemption of minority interests				(100)	—	—		(100)
Contributions				63	—	—		63
Reclassification of subscription receivable (received in March 2006)				—	13,000	—		13,000
Other comprehensive loss				—	—	(818)		(818)
Net income				18,719	—	—		18,719

Balances—December 31, 2005	61,855,668			73,314	—	(1,884)		71,430

Member interests Series A—18,441,960
Member interests Series B—4,154,400
Member interests Series C—39,259,308
Recapitalization		6	73,308	(73,314)	—	—	—	—
Issuance of common stock upon initial public offering, net of related offering costs of $10,854	7,500,000	1	116,645	—	—	—	—	116,646
Issuance of common stock in relation to the GAT acquisition	4,380	—	249	—	—	—	—	249
Conversion of Redeemable common stock related to GAT settlement	15,109		—	—	—	—	—	—
Issuance of restricted stock awards and recognition of stock-based compensation	241,546	—	1,185	—	—	—	—	1,185
Distribution payable to member	—	—	—	—	—	—	(686)	(686)
Contribution of services	—	—	189	—	—	—	—	189
Issuance of common stock in connection with Thermo agreement	2,927,840	—	47,343	—	—	—	—	47,343
Other comprehensive income		—	—	—	—	718	—	718
Net income	—	—	—	—	—	—	23,623	23,623

Balances—December 31, 2006	72,544,543	7	238,919	—	—	(1,166)	22,937	260,697
Issuance of common stock in connection with Thermo agreement	9,443,296	1	152,656	—	—	—	—	152,657
Issuance of restricted stock awards and recognition of stock-based compensation	1,178,227		10,430	—	—	—	—	10,430
Issuance of common stock related to GAT settlement (including interest)	153,916	—	123	—	—	—	—	123
Issuance of common stock related to GdeV acquisition	25,471	—	246	—	—	—	—	246
Contribution of services	—	—	420	—	—	—	—	420
Conversion of Redeemable common stock related to GAT settlement	347,451	—	4,949	—	—	—	—	4,949
Adoption of FIN 48	—	—	—	—	—	—	(630)	(630)
Other comprehensive income	—	—	—	—	—	4,577	—	4,577
Net income (loss)	—	—	—	—	—	—	(27,925)	(27,925)

Balances—December 31, 2007	83,692,904	$8	$407,743	$—	$—	$3,411	$(5,618)	$405,544

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(27,925)	$23,623	$18,719
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes	(554)	(17,720)	2,422
Depreciation and amortization	13,137	6,679	3,044
Interest rate derivative loss	3,232	2,716	—
Stock-based compensation expense	9,570	1,185	—
Loss on disposal of fixed assets	198	51	—
Provision for bad debts	1,774	2,191	998
Interest income	(2,310)	—	—
Contribution of services	420	189	145
Amortization of deferred financing costs	8,109	294	—
Impairment of assets	19,109	1,943	114
Other non-cash gains	—	—	(100)
Interest on Note Payable	—	52	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,416	1,109	(15,915)
Inventory	(36,445)	(18,090)	(9,634)
Advances for inventory	7,912	(2,084)	(4,688)
Prepaid expenses and other current assets	(971)	(46)	(32)
Other assets	(44)	(1,242)	(293)
Receivables from affiliates	—	(43)	—
Accounts payable	2,494	(746)	3,044
Payables to affiliates	(5,075)	3,160	1,643
Accrued expenses and employee benefit obligations	(2,503)	2,277	2,088
Other non-current liabilities	(503)	195	1,896
Deferred revenue	(3,710)	8,878	10,243

Net cash from (used in) operating activities	(7,669)	14,571	13,694

Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(165,377)	(103,185)	(2,066)
Property and equipment additions	(4,612)	(4,359)	(7,819)
Proceeds from sale of property and equipment	263	—	86
Payment for business acquisitions or investments	(1,657)	(191)	(342)
Restricted cash	(11,995)	(52,581)	—

Net cash from (used in) investing activities	(183,378)	(160,316)	(10,141)

Cash flows from financing activities:
Net proceeds from initial public offering	—	116,646	—
Proceeds from Thermo under the irrevocable standby stock purchase agreement	152,657	47,343	—
Borrowings under revolving credit facility	50,000	33,302	—
Repayment of revolving credit facility	—	(33,302)	—
Proceeds from subscription receivable	—	13,000	4,235
Payments on notes payable	(477)	(195)	(1,251)
Deferred financing cost payments	(2,503)	(5,507)	(48)
Distribution to Affiliate	—	(686)	—
Redemption of member interests	—	—	(100)
Proceeds from issuance of membership interests	—	—	63
Payments related to derivative margin account	(6,188)	—	—

Net cash from financing activities	193,489	170,601	2,899

Effect of exchange rate changes on cash	(8,586)	(1,428)	488

Net increase (decrease) in cash and cash equivalents	(6,144)	23,428	6,940
Cash and cash equivalents, beginning of period	43,698	20,270	13,330

Cash and cash equivalents, end of period	$37,554	$43,698	$20,270

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,526	$1,271	$289
Income taxes	$173	$2,701	$184
Supplemental disclosure of noncash financing and investing activities:
Receivables offset by accounts payable and notes payable	—		$2,675
Reclassification of subscription receivable	—		$13,000
Accrued launch costs and second-generation satellites	$3,583	$7,944
Capitalization of interest for spare and second-generation satellites and launch costs	$196	$884
Issuance of redeemable common stock in conjunction with acquisition	—	$5,198
Conversion of redeemable common stock to common stock	$(4,949)	(249)

		$4,949

Issuance of stock in relation to GdeV acquisition	$246

See notes to consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

        Globalstar, Inc. ("Globalstar" or the "Company") was formed as a Delaware limited liability company in November 2003, and was converted into a Delaware corporation on March 17, 2006.

        Globalstar is a leading provider of mobile voice and data communications services via satellite. Globalstar's network, originally owned by Globalstar, L.P. ("Old Globalstar"), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications ("Loral") and QUALCOMM Incorporated ("QUALCOMM"). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners L.L.C. ("Thermo") became Globalstar's principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar.

        Globalstar offers satellite services to commercial and recreational users in more than 120 countries around the world. The Company's voice and data products include mobile and fixed satellite telephones, Simplex and duplex satellite data modems and flexible service packages. Many land based and maritime industries benefit from Globalstar with increased productivity from remote areas beyond cellular and landline service. Globalstar's customers include those in the following industries: oil and gas, government, mining, forestry, commercial fishing, utilities, military, transportation, heavy construction, emergency preparedness, and business continuity, as well as individual recreational users.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation.

Principles of Consolidation

        The consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant inter-company transactions and balances have been eliminated in the consolidation.

        During 2005 and from January 1 through October 17, 2006, one subsidiary was 75% owned by Globalstar and 25% owned by minority interests (Loral). On October 17, 2006, a $500,000 payment was made to acquire the 25% minority interest and to resolve then pending litigation with the owner of the minority interest.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        Restricted cash is comprised of funds held in escrow by a financial institution to secure the Company's payment obligations related to its contract for the construction of its second-generation satellite constellation and cash equal to the negative value of the interest rate swap agreement.

Fair Value of Financial Instruments

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

        The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of period	$3,609	$1,774	$1,187
Provision, net of recoveries	1,774	2,191	998
Write-offs	(1,206)	(356)	(411)

Balance at end of period	$4,177	$3,609	$1,774

Inventory

        Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method which determines the acquisition cost on a FIFO basis. Inventory allowances are recorded for inventories with a lower market value or which are slow moving. Unsaleable inventory is written off. During the year ended December 31, 2007, the Company recorded a $19.1 million impairment charge on its inventory representing a write-down of its first generation phone and accessory inventory. This charge was recognized after assessment of the Company's inventory quantities and its recent and projected equipment sales.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites, including in-orbit spare satellites (the "Space Segment"), and primary and backup control centers and gateways (the "Ground Segment").

        Losses from the in-orbit failure of a satellite are recorded in the period it is determined that the satellite is not recoverable.

        The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

        The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites, including satellites put into service which were previously recorded as spare satellites and held as ground spares until the Company launched four satellites each in May and October 2007; as each of these satellites are put into service, the Company will incorporate the costs related to the satellite into the Globalstar System and depreciate the costs for each particular satellite over an estimated life of eight years from the date it was placed into service.

        The spare satellites and launch costs include costs that are considered construction-in-progress and will be transferred to Globalstar System when placed into service.

Deferred Financing Costs

        These costs represent costs incurred in obtaining long-term credit facilities. These costs are classified as long-term other assets and are amortized as additional interest expense over the term of the credit facilities. As of December 31, 2007 and 2006, the Company had gross deferred financing costs related to the credit facilities of $0.1 million and $6.1 million, respectively. The Company incurred

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an additional $2.1 million in financing costs during 2007. Approximately $8.1 million and $0.3 million of deferred financing costs were recorded as interest expense for the years ended December 31, 2007 and 2006, respectively. In December 2007, upon assignment of the amended and restated credit agreement with Wachovia Investment Holdings, LLC, as the administrative agent, to Thermo Funding Company LLC, the Company classified all costs associated with the credit agreement to interest expense.

Asset Retirement Obligation

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," the Company capitalized, as part of the carrying amount, the estimated costs associated with the retirement of three gateways owned by the Company. As of December 31, 2007 and 2006, the Company had accrued approximately $710,000 and $450,000, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company's obligation under leases to remove the gateway equipment and restore the sites to their original condition.

Revenue Recognition and Deferred Revenues

        Customer activation fees are deferred and recognized over four to five year periods, which approximates the estimated average life of the customer relationship. The Company periodically evaluates the estimated customer relationship life. Historically, changes in the estimated life have not been material to the Company's financial statements.

        Monthly access fees billed to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan, are billed on the first day of each monthly bill cycle. Airtime minute fees in excess of the monthly access fees are billed in arrears on the first day of each monthly billing cycle. To the extent that billing cycles fall during the course of a given month and a portion of the monthly services has not been delivered at month end, fees are prorated and fees associated with the undelivered portion of a given month are deferred. Under certain annual plans, where customers prepay for minutes, revenue is deferred until the minutes are used or the prepaid time period expires. Unused minutes are accumulated until they expire, usually one year after activation. In addition, the Company offers other annual plans whereby the customer is charged an annual fee to access our system. These fees are recognized on a straight-line basis over the term of the plan. In some cases, the Company charges a per minute rate whereby it recognizes the revenue when each minute is used.

        Occasionally the Company has granted to customers credits which are expensed or charged against deferred revenue when granted.

        Subscriber acquisition costs include items such as dealer commissions, internal sales commissions and equipment subsidies and are expensed at the time of the related sale.

        The Company also provides certain engineering services to assist customers in developing new technologies related to our system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred. During 2007, 2006 and 2005, the Company recorded engineering services revenues of $2.5 million, $2.1 million and $3.5 million, respectively, and related costs of $0.7 million, $1.4 million and $1.7 million, respectively.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company introduced annual plans (sometimes called Liberty plans) in August 2004 on a limited basis and introduced broadly during the second quarter of 2005. These plans grew substantially in 2005 and 2006. These plans require users to pre-pay usage charges for the entire plan period, generally 12 months, which results in the deferral of certain of the Company's revenues. Under its revenue recognition policy for annual plans, the Company defers revenue until the earlier of when the minutes are used or when these minutes expire. Any unused minutes are recognized as revenue at the expiration of a plan. Most of the Company's customers have not used all the minutes that are available to them which has caused the Company to defer large amounts of service revenue. At December 31, 2007 and 2006, Company's deferred revenue aggregated approximately $20.4 million (of which $1.0 million was included in non-current liabilities) and $23.4 million, respectively. Accordingly, significant revenues from 2006 purchases of annual plans were recognized during 2007 as the minutes were used or expired.

        During the second quarter of 2007, the Company introduced an unlimited airtime usage service plan (called the Unlimited Loyalty plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly or annual fee. The unlimited loyalty plan incorporates a declining price schedule that reduces fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at a discounted fixed price. The Company records revenue for this plan on a monthly basis based on a straight line average derived by computing the total fees charged over the term of the customer agreement (including the optional year) and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, the balance in deferred revenue is recognized as revenue.

        The Company owns and operates its satellite constellation and earns a portion of its revenues through the sale of airtime minutes on a wholesale basis to independent gateway operators. Revenue from services provided to independent gateway operators is recognized based upon airtime minutes used by customers of independent gateway operators and contractual fee arrangements. Where collection is uncertain, revenue is recognized when cash payment is received.

        Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

        In December 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to account separately for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria.

        The Company records sales and use tax and other taxes collected from its customers are not included in revenue.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expenses

        Research and development costs were $2.9 million, $2.3 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are expensed as incurred as part of marketing, general and administrative expenses.

Advertising Expenses

        Advertising expenses were $1.5 million, $0.9 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are expensed as incurred as part of marketing, general and administrative expenses.

Foreign Currency

        Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average exchange rates in effect during each period. For the years ended December 31, 2007, 2006 and 2005, the foreign currency translation adjustments were $4.2 million, $0.2 million and $0.5 million, respectively.

        Foreign currency transaction gains and (losses) are included in net income. Foreign currency transaction gains (losses) were $8.2 million, ($4.0) million and ($0.7) million for the years ended December 31, 2007, 2006 and 2005, respectively. These were classified as other income or expense on the statement of operations.

Income Taxes

        Until January 1, 2006, Globalstar was treated as a partnership for U.S. tax purposes (Notes 9 and 13). Generally, taxable income or loss, deductions and credits of the Company were passed through to its members. Effective January 1, 2006, Globalstar and its U.S. operating subsidiaries elected to be taxed as a corporation in the United States and began accounting for these entities under SFAS 109. Prior to January 1, 2006, Globalstar did have some corporate subsidiaries that require a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." As of December 31, 2007 and 2006, the corporate subsidiaries had gross deferred tax assets of approximately $217.6 million and $209.1 million, respectively. A valuation reserve was set up to reserve $122.4 million and $188.8 million as of December 31, 2007 and 2006, respectively, due to the Company's concern over it being more likely than not that it may not utilize those deferred tax assets. On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). See Note 9 to the consolidated financial statements for the impact of this adoption on the Company's financial statements.

Stock-Based Compensation

        Effective January 1, 2006, as a result of its initial public offering, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore has not restated its prior period results. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. At January 1, 2006, the option of one board member to purchase up to 120,000 shares of common stock at $2.67 per share was the Company's only outstanding equity option award. Compensation costs related to the remaining portion of this award for which the requisite service had not been rendered was insignificant. Therefore, the adoption of SFAS 123(R) did not have a significant impact on the Company's financial position or results of operations.

        Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

        Prior to January 1, 2006, the Company accounted for our stock-based compensation plans in accordance with APB 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of the Company's common stock on the grant date.

Segments

        Globalstar operates in one segment, providing voice and data communication services via satellite. As a result, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," or SFAS No. 131, is included in the consolidated financial statements.

Derivative Instruments

        The Company utilizes derivative instruments in the form of an interest rate swap agreement and a forward contract for purchasing foreign currency to minimize its risk from interest rate fluctuations related to its variable rate credit agreement and minimize its risk from fluctuations related to the foreign currency exchange rates, respectively. The interest rate swap agreement and the forward foreign contract are used to manage risk and are not used for trading or other speculative purposes. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The interest rate swap agreement and the forward foreign currency contract did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement and the forward foreign currency contract are recognized as "Interest rate derivative gain (loss)" and "Other income," respectively, over the life of the agreements.

Comprehensive Income (Loss)

        In accordance with SFAS No. 130, "Reporting Comprehensive Income," all components of comprehensive income (loss), including unrealized gains and losses on investment securities and foreign currency translation adjustment, are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

        The Company applies the provisions of SFAS No. 128, "Earnings Per Share," which requires companies to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. For the years ended December 31, 2007, 2006 and 2005, weighted average shares outstanding for diluted earnings per share includes the effects of the 120,000 stock options promised to a board member in January 2005.

        The following table sets forth the computations of basic and diluted earnings per share (loss) (in thousands, except per share data):

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings (loss) per common share
Net income (loss)	$(27,925)	77,169,138	$(0.36)	$23,623	63,709,763	$0.37

Effect of Dilutive Securities
Stock options to director	—	—		—	98,833
GAT acquisition	—	—		—	267,586

Diluted earnings (loss) per common share	$(27,925)	77,169,138	$(0.36)	$23,623	64,076,182	$0.37

	Year Ended December 31, 2005
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$18,719	61,855,668	$0.30

Effect of Dilutive Securities
Stock options to director	—	100,206

Diluted earnings per common share	$18,719	61,955,874	$0.30

        For the year ended December 31, 2007, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive. Restricted stock awards and restricted stock units representing approximately 222,000 shares were excluded from the computation of diluted shares outstanding for the year ended December 31, 2006 as their inclusion would have been anti-dilutive. There were no restricted stock awards or restricted stock units outstanding at December 31, 2005.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pro Forma C-Corporation Data and Pro Forma Earnings Per Common Share (unaudited)

        Pro forma C-Corporation net income and pro forma earnings per share for the year ended December 31, 2005 has been calculated as if the Company had been a C corporation for federal income tax purposes (Notes 9 and 13).

Recently Issued Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. On January 1, 2007, the Company adopted FIN 48. See Note 9 for the impact of this adoption on the Company's financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. However, on February 12, 2008, the FASB approved FSP FAS 157-b which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

        Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006 and this adoption had no impact on its results of operation. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is not effective until December 31, 2008. The Company adopted the measurement requirements of SFAS No. 158 on December 31, 2007. Plan assets and obligations are measured as of December 31, 2007, the Company's year end, and adopting the measurement requirements of SFAS No. 158 did not have any material impact on its financial position and results of operations.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial statements.

        In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

3. ACQUISITIONS

Globalstar de Venezuela, C.A. ("GdeV")

        Pursuant to Globalstar's continuing consolidation strategy and to enhance its presence in South America, on February 4, 2005, GdeV, an indirect (through Globalstar Canada Satellite Company "GCSC") subsidiary of Globalstar, executed a series of agreements to acquire the mobile satellite services business assets of TE.SA.M. de Venezuela, C.A. ("TESAM"), the Globalstar service provider in Venezuela, at a cost of $1.6 million. This asset purchase was completed in two stages. The first stage, which transferred certain nonregulated assets, including the land where the Venezuelan gateway is located, was completed upon the execution of the agreements.

        The second stage of the transaction, which transfered regulated assets including the gateway equipment, was completed after the Venezuelan regulatory consents were obtained in 2007. Management determined that operational control passed to New Globalstar with the completion of the first stage of the transaction in February 2005. Pursuant to the purchase agreements, GdeV paid approximately $342,000 upon execution of the agreements. The $1,250,000 balance of the purchase price is payable in sixteen quarterly installments of $78,125 (interest imputed at 7.0% resulting in a discount of approximately $250,000). Only the first two of these sixteen quarterly installments were required in advance of Venezuelan regulatory approvals. Principal and interest payments made in 2007 and 2006 were $820,000 and $195,000, respectively. In exchange for the principal amounts outstanding of approximately $246,000, the Company issued approximately 25,471 shares of its Common Stock in

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

December 2007. As of December 31, 2007, there were no outstanding amounts associated with this acquisition.

        The following table summarizes the Company's allocation of the estimated values of the assets acquired and liabilities assumed in the acquisition (in thousands):

February 4, 2005
Current assets	$82
Property and equipment	1,314

Total assets acquired	1,396

Current liabilities	367
Long-term debt	687

Total liabilities assumed	1,054

Net assets acquired	$342

        The results of operations of GdeV have been included in the Company's consolidated financial statements from the date of acquisition.

Globalstar Americas Telecommunications, Ltd

        Effective January 1, 2006, the Company consummated an agreement dated December 30, 2005 to purchase all of the issued and outstanding stock of the Globalstar Americas Holding ("GAH"), Globalstar Americas Telecommunications ("GAT"), and Astral Technologies Investment Limited ("Astral"), collectively, the "GA Companies." The GA Companies owned assets, contract rights, and licenses necessary and sufficient to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize (collectively, the "Territory"). The Company believes the purchase of the GA Companies will further enhance Globalstar's presence and coverage in Central America and consolidation efforts. The purchase price for the GA Companies was $5,250,500 payable substantially 100% in Globalstar Common Stock. Additionally, the Company had a $1.0 million receivable from GA Companies as of the acquisition date that was treated as a component to the total purchase price. At the time of closing of the purchase of the GA Companies, the selling stockholders received 91,986 membership units, which subsequently were converted into the same number of shares of Common Stock of the Company (See Notes 9 and 13).

        Under the terms of the acquisition agreement, the Company was obligated either to redeem the original stock issued to the selling stockholders in January 2006 for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of that stock multiplied by the 5-day average closing price of the Company stock for the period ending November 22, 2006. In accordance with the supplemental agreement dated December 21, 2006 with certain selling stockholders, the Company elected to make payment in Common Stock and issued approximately 259,845 shares of additional Common Stock to certain selling stockholders. Under this supplemental agreement this stock was valued at approximately $3.7 million. However, it was not registered and therefore was not marketable. Accordingly, this supplemental agreement also provided that, in order to compensate the selling stockholders for the inability to sell these shares, every month

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

the Company paid interest on $3.7 million at the monthly New York prime rate until these shares become marketable, but not later than December 31, 2007. In accordance with the supplemental agreement, if the market value of the approximately 259,845 shares issued was less than $3.7 million at the time of registration or December 22, 2007, whichever was sooner, the Company was required to pay to these selling shareholders the difference between the market value and $3.7 million. On December 17, 2007, the Company issued 153,916 shares of the Common Stock valued at approximately $1.5 million at a price of $9.675 per share as compensation to satisfy the shortfall in the value of shares issued as well as in lieu of cash interest for 2007.

        As of December 31, 2007 and 2006, no shares and 347,451 shares of redeemable Common Stock were outstanding, respectively.

        During December 2006, the Company reached a settlement with the remaining selling stockholder and issued 15,109 shares of Common Stock to such stockholder. The 15,109 shares issued during December 2006 and the original 4,380 shares issued in January 2006 to this selling stockholder were not considered redeemable as of December 31, 2006.

        The following table summarizes the Company's allocation of the estimated values of the assets acquired, and liabilities assumed in the acquisition (in thousands):

January 1, 2006
Current assets	$329
Property and equipment	6,655
Intangible assets	100

Total assets acquired	7,084

Current liabilities	409
Long-term debt	287

Total liabilities assumed	696

Net assets acquired	$6,388

        The results of operations of the GA Companies have been included in the Company's consolidated financial statements from January 1, 2006. The Company's pro forma results of operations assuming the transaction had been completed on January 1, 2005 are not material.

        In December, 2007, the Company entered into an agreement to acquire an independent operator that owns three satellite gateway ground stations in Brazil for $6.5 million. The purchase will be paid for primarily in Common Stock of the Company. The acquisition will allow the Company to supply mobile satellite voice and data services to all of Brazil and areas off the country's east coast.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Globalstar System:
Space segment	$85,142	$5,832
Ground segment	21,530	21,033
Spare satellites and launch costs	47,848	87,813
Second-generation satellites	147,998	26,328
Construction in progress	1,132	16
Land	1,994	2,089
Leasehold improvements	717	1,477
Building	484	484
Furniture and office equipment	14,417	9,631

	321,262	154,703
Accumulated depreciation	(31,159)	(17,981)

	$290,103	$136,722

        Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and launch costs, second-generation satellites and support equipment located in various countries around the world.

        On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price, including subsequent additions, is approximately €667.6 million (approximately $953.1 million at a weighted average conversion rate of €1.00 = $1.4276 at December 31, 2007) including approximately €146.3 million which will be paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.294. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At December 31, 2007, $74.7 million was held in escrow to secure the Company's payment obligations related to its contract for the construction of its second-generation satellite constellation. Funds which the Company escrows to support this contract are not available for other corporate purposes. At the Company's request, Thales Alenia Space has presented a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.9 million to $19.7 million at € 1.00 = $1.4729). In 2007, the Company authorized the first two portions of this plan with an additional cost of €4.1 million ($6.0 million at €1.00 = $1.4729). The Company cannot assure that any of the remaining acceleration will occur.

        As of December 31, 2007, capitalized interest recorded was $1.1 million. Interest capitalized during the years ended December 31, 2007 and 2006 was $0.2 million and $0.9 million, respectively. There was no interest capitalized in 2005. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $12.9 million, $6.6 million and $3.0 million, respectively.

        In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT (Continued)

Equipment (collectively, the "Control Network Facility") for the Company's second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $13.3 million at a conversion rate of €1.00 = $1.4729) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space's ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

        On September 5, 2007, the Company and Arianespace entered into an agreement for the launch of the Company's second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, Arianespace will make four launches of six satellites each, and the Company has the option to require Arianespace to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures" for a schedule of the payments to Arianespace. The anticipated time period for the first four launches ranges from as early as the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by the Company or Arianespace may result in adjustments to the payment schedule.

        To augment its existing satellite constellation, the Company successfully launched its eight spare satellites in two separate launches of four satellites each on May 29, 2007 and October 21, 2007. The Company no longer has any ground spare satellites remaining to be launched. As of December 31, 2007, five of the eight satellites had been placed into service and were handling call traffic. The remaining three satellites are being placed into their desired orbital plane.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Accrued compensation and benefits	$2,443	$5,757
Accrued property and other taxes	4,894	3,176
Customer deposits	3,458	2,841
Accrued Second-Generation construction and spare satellite launch costs	1,563	51
Accrued professional fees	1,066	1,493
Accrued Telecom	300	342
Warranty reserve	235	879
Accrued commissions	216	610
Commitment fees related to delayed draw term loan and revolving credit facility	83	731
Other accrued expenses	3,392	2,696

	$17,650	$18,576

        Other accrued expenses primarily include outsourced logistics services, storage, maintenance, and roaming charges.

        Warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. Warranties are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies," such that an accrual is made when it is estimable and probable that a loss has been incurred based on historical experience. Warranty costs are accrued based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped. The resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. The following is a summary of the activity in the warranty reserve account (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of period	$879	$977	$568
Provision	(177)	1,153	1,031
Utilization	(467)	(1,251)	(622)

Balance at end of period	$235	$879	$977

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PAYABLES TO AFFILIATES

        Payables to affiliates relate to normal purchase transactions and are comprised of the following (in thousands):

	December 31,
	2007	2006
QUALCOMM	$1,286	$5,847
Thermo Capital Partners	201	172

	$1,487	$6,019

        Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the years ended December 31, 2007, 2006 and 2005, total expenses were approximately $182,000, $49,000 and 76,000, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company also recorded $420,000, $189,000 and $145,000, respectively, of non-cash expenses related to services provided by officers of Thermo and accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

7. GLOBALSTAR FINANCING TRANSACTION

        As required by the lender under the Company's credit agreement discussed below, the Company executed an agreement with Thermo Funding Company LLC ("Thermo Funding Company"), an affiliate of Thermo, to provide Globalstar up to an additional $200.0 million of equity via an irrevocable standby stock purchase agreement. The irrevocable standby purchase agreement allowed the Company to put up to 12,371,136 shares of its Common Stock to Thermo Funding Company at a predetermined price of approximately $16.17 per share when the Company required additional liquidity or upon the occurrence of certain other specified events. Thermo Funding Company also could elect to purchase the shares at any time. Minority stockholders of Globalstar as of June 15, 2006 who are accredited investors and who received at least thirty-six shares of Globalstar Common Stock as a result of the Old Globalstar bankruptcy will be provided an opportunity to participate in this financing. No shares had been purchased by these minority shareholders as of December 31, 2007. The following table sets forth information with respect to shares purchased by Thermo Funding Company pursuant to the agreement through December 31, 2007:

Date of Purchase	Number of Shares	Purchase Price (in millions)
June 30, 2006	927,840	$15.0
December 5, 2006	2,000,000	32.3
February 5, 2007	1,500,000	24.3
April 30, 2007	1,546,073	25.0
May 9, 2007	618,429	10.0
July 31, 2007	2,164,502	35.0
September 7, 2007	1,236,858	20.0
September 27, 2007	1,607,916	26.0
November 2, 2007	769,518	12.4

Total	12,371,136	$200.0

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GLOBALSTAR FINANCING TRANSACTION (Continued)

        On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding Company was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. The credit agreement as currently in effect provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. The delayed draw term loan may be drawn after January 1, 2008 and prior to August 16, 2009. Since January 1, 2008, the Company has drawn an aggregate of $100.0 million of the delayed draw term loan. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits the Company to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $250.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by the Company and the administrative agent. The Company has not sought commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists and if the Company is in pro-forma compliance with all of the financial covenants of the credit agreement.

        The credit agreement limits the amount of the Company's capital expenditures, requires the Company to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after the Company places 24 of its second-generation satellites into service and at the end of each fiscal quarter thereafter, the Company must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. The Company was in compliance with the debt covenants at December 31, 2007.

        All loans will mature on December 31, 2012. Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%. The Company had borrowings of $50.0 million under the revolving credit facility at December 31, 2007. The delayed draw term loan will bear interest at LIBOR plus 6.0% or the greater of the prime rate or Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. Commitment fees incurred during 2007 and 2006 were $2.3 million and $1.0 million, respectively. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loans, the Company entered into a five-year interest rate swap agreement. The loans may be prepaid without penalty at any time. The interest rate on the outstanding revolving credit loan was 9.4% at December 31, 2007.

        Upon the assumption of the credit agreement by Thermo Funding Company, the interest rate swap agreement was amended requiring the Company to provide collateral in cash and securities equal to the negative value of the interest rate swap. At December 31, 2007, the negative value of the interest rate swap was approximately $5.9 million and was classified as a non-current liability.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSIONS AND OTHER EMPLOYEE BENEFITS

Pensions

        Until June 1, 2004, substantially all Old and New Globalstar employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral (the "Loral Plan"), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan as of October 23, 2003. Prior to October 23, 2003, benefits for the Loral Plan were generally based upon contributions, length of service with the Company and age of the participant. On June 1, 2004, the assets and frozen pension obligations of the Globalstar Segment of the Loral Plan were transferred into a new Globalstar Retirement Plan (the "Globalstar Plan"). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. Globalstar's funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations.

        Components of the net periodic benefit cost of the Company's contributory defined benefit pension plan for the years ended December 31, were as follows (in thousands):

	2007	2006	2005
Interest cost	$761	$735	$734
Expected return on plan assets	(802)	(697)	(599)
Actuarial loss, net	62	91	52

Net periodic benefit cost	$21	$129	$187

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSIONS AND OTHER EMPLOYEE BENEFITS (Continued)

        As of the measurement date (December 31), the status of the Company's defined benefit pension plan was as follows (in thousands):

	2007	2006
Benefit obligation, beginning of year	$13,366	$13,665
Interest cost	761	735
Actuarial gain (loss)	(165)	(326)
Benefits paid	(779)	(708)

Benefit obligation, end of year	$13,183	$13,366

Fair value of plan assets, beginning of year	$10,844	$8,530
Actual return on plan assets	896	884
Employer contributions	443	2,138
Benefits paid	(779)	(708)

Fair value of plan assets, end of year	$11,404	$10,844

Funded status, end of year	$(1,779)	$(2,522)
Unrecognized net actuarial loss	1,664	1,985

Net amount recognized	(115)	$(537)

Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(1,779)	$(2,522)
Accumulated other comprehensive loss	1,664	1,985

Net amount recognized	$(115)	$(537)

        At December 31, 2007, the fair value of plan assets less benefit obligation was recognized as a non-current liability on the Company's balance sheet in the amount of $1.8 million.

        The assumptions used to determine the benefit obligations at December 31 were as follows:

	2007	2006
Discount rate	6.00%	5.75%
Rate of compensation increase	N/A	N/A

        The principal actuarial assumptions to determine net period benefit cost for the years ended December 31 were as follows:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Expected rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSIONS AND OTHER EMPLOYEE BENEFITS (Continued)

        The defined benefit pension plan asset allocation as of the measurement date (December 31) and the target asset allocation, presented as a percentage of total plan assets were as follows:

	2007	2006	Target Allocation
Debt securities	42%	45%	35%-50%
Equity securities	54%	54%	50%-60%
Other investments	4%	1%	0%-5%

Total	100%	100%

        The benefit payments to retirees are expected to be paid as follows (in thousands):

Years Ending December 31,
2008	$767
2009	778
2010	786
2011	810
2012	829
2013-2016	$4,284

        For the years ended December 31, 2007 and 2006, the Company contributed $443,000 and $2,138,000, respectively, to the Globalstar Plan. The Company expects to contribute a total of approximately $769,000 to the Globalstar Plan in 2008.

Other Employee Plans

        The Company has established various other employee benefit plans which include an employee incentive program and other employee/management incentive compensation plans. The employee/management compensation plans are based upon annual performance measures and other criteria. The total expenses related to these plans for the years ended December 31, 2007, 2006 and 2005 were $9.6 million, $3.6 million and $2.0 million, respectively.

        On August 1, 2001, Old Globalstar adopted a defined contribution employee savings plan, or "401(k)," which provided that Old Globalstar would match the contributions of participating employees up to a designated level. Prior to August 1, 2001, Old Globalstar's employees participated in the Loral 401(k) plan. This plan was continued by New Globalstar. Under this plan, the matching contributions were approximately $341,000, $437,000 and $307,000 for 2007, 2006 and 2005, respectively.

9. TAXES

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. TAXES (Continued)

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

        The foreign subsidiaries have traditionally had large deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical financial results, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years."

        Based upon the Canadian subsidiary's results of operations for the year ended December 31, 2005 and their expected profitability in 2006, the Company concluded that it was more likely than not that all of the Canadian net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, the valuation allowance applied to such net deferred tax assets was reversed in the third quarter of 2005. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the third quarter of 2005 totaling $4.2 million. The Company also recorded a deferred tax expense of $6.6 million related to the reversal of certain temporary differences, resulting in a net deferred tax expense of approximately $2.4 million.

        The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal tax (benefit)	$—	$—	$—
State tax	98	102	74
Foreign tax	3,320	4,045	6

Total	3,418	4,147	80

Deferred:
Federal and state tax (benefit)	—	(20,039)	—
Foreign tax (benefit)	(554)	1,821	2,422

Total	(554)	(18,218)	2,422

Income tax expense (benefit)	$2,864	$(14,071)	$2,502

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. TAXES (Continued)

        U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S. income (loss)	$(17,545)	$5,120	$12,736
Foreign income (loss)	(7,516)	4,432	8,485

Total income (loss) before income taxes	$(25,061)	$9,552	$21,221

        The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2007	2006
Federal and foreign net operating loss and credit carryforwards	$78,069	$42,129
Property and equipment	134,046	156,548
Accruals and reserves	5,475	10,408

Gross deferred tax assets	217,590	209,085
Derecognized under FIN 48	(73,585)	—

Deferred tax assets before valuation allowance	144,005	209,085

Valuation allowance	(122,446)	(188,827)

Net deferred income tax assets	$21,559	$20,258

        As of December 31, 2007, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $173.0 million and $53.0 million, respectively. As of December 31, 2006, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $90.0 million and $39.0 million, respectively. The net operating loss carryforwards expire on various dates beginning in 2009 and some of which do not expire.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. TAXES (Continued)

        The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Provision at U.S. statutory rate of 35%	$(8,762)	$3,344	$7,427
Nontaxable partnership interest	—	—	(4,561)
State income taxes, net of federal benefit	(1,053)	461	74
Incorporation of U.S. company	—	(21,378)	—
Change in valuation allowance and utilization of deferred tax assets	7,195	1,304	(2,326)
Effect of foreign income tax at various rates	1,664	1,588	1,669
Foreign losses with no tax benefit	1,445	—	—
Permanent differences	1,072	—	—
Other	1,303	610	219

Total	$2,864	$(14,071)	$2,502

        The change in the valuation allowance during the years ended December 31, 2007, 2006, and 2005 was $7.2 million, $183.7 million, and $(0.7) million, respectively. The Company has not provided for United States income taxes and foreign withholding taxes on approximately $8.6 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

        The Company has been notified that one of its subsidiaries is now under audit for the 2004 and 2005 tax years. During the audit period, the Company and the subsidiary were taxed as partnerships. Neither the Company nor any of its subsidiaries, except for the one noted above, are currently under audit by the Internal Revenue Service ("IRS") or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2006 and 2007 and U.S. partnership tax returns filed for years before 2006 remain subject to examination by tax authorities. As a partnership, the Company did not pay entity level taxes during the years before 2006; accordingly, any adjustments to the 2004 and 2005 returns would not cause the Company to have additional tax expense. However, if there is any adjustment to the basis of the assets, this could reduce the allowed depreciation in 2006 and 2007. The potential impact of such possibilities has been considered in the FIN 48 analysis. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years in most of the Company's major international tax jurisdictions.

Tax Contingencies

        The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating its tax positions and determining its provision for income taxes.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. TAXES (Continued)

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

        The Company has established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of FIN 48.

        The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

2007
Gross unrecognized tax benefits—January 1, 2007	$73,670
Gross increases to current period tax positions	994

Audit settlements paid during 2007	(200)

Gross unrecognized tax benefits—December 31, 2007	$74,464

        Prior to the Company's adoption of FIN 48, its policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company has computed interest on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in its tax returns. Upon adoption of FIN 48, the Company has elected an accounting policy to also classify accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued approximately $60,000 and $290,000 for interest, at January 1,2007 and December 31, 2007, respectively, and approximately $50,000 and $500,000 for penalties at January 1, 2007 and December 31, 2007.

        The Company has recorded a liability of $0.6 million which resulted in a decrease to retained earnings at January1, 2007. This decrease was a result of an unrecognized tax benefit of approximately $73.7 million which was substantially offset by the application of a valuation allowance.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. GEOGRAPHIC INFORMATION

        The revenue by geographic location is presented net of eliminations for intercompany sales, and is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Service:
United States	$43,214	$46,417	$37,254
Canada	26,445	32,820	32,819
Europe	4,692	5,891	5,648
Central and South America	2,883	3,934	3,221
Others	1,079	2,975	2,530

Total service revenue	78,313	92,037	81,472

Subscriber equipment:
United States	7,303	22,764	24,715
Canada	5,656	8,031	12,730
Europe	5,334	4,802	4,371
Central and South America	1,161	4,210	1,395
Others	631	4,827	2,464

Total subscriber equipment revenue	20,085	44,634	45,675

Total revenue	$98,398	$136,671	$127,147

        The long-lived assets (property and equipment) by geographic location are as follows (in thousands):

	December 31,
	2007	2006
Long-lived assets:
United States	$283,222	$128,319
Canada	1,314	920
Europe	573	779
Central and South America	4,117	6,557
Others	877	147

Total long-lived assets	$290,103	$136,722

11. OTHER RELATED PARTY TRANSACTIONS

        Old Globalstar had a number of transactions with QUALCOMM, Loral and other affiliates. Such transactions were negotiated on an arms-length basis and Old Globalstar believed that the arrangements were no less favorable to Old Globalstar than could be obtained from unaffiliated parties. QUALCOMM and Loral's ownership interest in New Globalstar was substantially diluted upon closing of the Thermo Transaction and subsequent settlement transactions. As of December 31, 2007, Loral had no ownership interest in New Globalstar and QUALCOMM's ownership interest was approximately 5.0%.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER RELATED PARTY TRANSACTIONS (Continued)

        Subsidiaries of Loral have formed joint ventures with partners, which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Mexico, and Russia. Founding service provider agreements were entered into with certain of Old Globalstar's limited partners for specific countries. These agreements were rejected in Old Globalstar's Chapter 11 Plan. The service providers continue to provide Globalstar service and several have negotiated new Satellite Services Agreements with Globalstar.

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

        Since 2005, Globalstar issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements to QUALCOMM that aggregate to a total commitment balance of approximately $160.6 million. Approximately $50.8 million consists of phones and accessories under the original commercial agreement which was 100% fulfilled as of December 31, 2007. The remaining $109.8 million of the $160.6 million consists of the new generation of phones and fixed user terminals, car kits and accessories which QUALCOMM began delivering in October 2006.

        Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory. As of December 31, 2007 and 2006, total advances to QUALCOMM for inventory were $9.7 million and $15.3 million, respectively.

        The total orders placed with QUALCOMM as of December 31, 2007 and 2006 were approximately $191.2 million and $186.7 million with an outstanding commitment balance of approximately $57.0 million and $86.7 million, respectively.

        In September 2005, QUALCOMM entered into a buyback arrangement with Globalstar whereby Globalstar delivered several hundred GSP-1600 phones and contracted to provide service to QUALCOMM's customers. Revenue recognized for equipment during 2005 under this arrangement was approximately $440,000 with a related cost of subscriber equipment of $314,000. Related service billings of $595,000 were recorded to deferred service revenue. Revenue from service billings are recognized based on actual usage.

        During each of the years ended December 31, 2007, 2006 and 2005, the Company employed, in non-executive positions, certain immediate family members of its executive officers. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2007, 2006 and 2005 were $0.3 million, $0.3 million and $0.5 million, respectively.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER RELATED PARTY TRANSACTIONS (Continued)

        On December 17, 2007, Thermo Funding Company, an affiliate of Thermo (Globalstar's principal owner), was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. See Note 7.

Purchases from Affiliates

        Total purchases from the Company's affiliate, QUALCOMM, were $39.9 million, $57.5 million and $49.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue from Affiliates

        Total usage revenues from affiliates for the years ended December 31, 2007, 2006 and 2005 were $0.5 million, $1.5 million and $1.2 million, respectively. Total equipment revenue from affiliates for the years ended December 31, 2007, 2006 and 2005 were $0.1 million, $3.4 million and $4.2 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Obligations

        Globalstar currently has several leases for facilities throughout the United States and around the world, including California, Florida, Maryland, Texas, Canada, Ireland, France, Venezuela, and Colombia. The leases expire on various dates through August 2015. The following table presents the future minimum lease payments (in thousands):

Years Ending December 31,
2008	$1,411
2009	514
2010	170
2011	182
2012	177
Thereafter	486

Total minimum lease payments	$2,940

        Rent expense for the years ended December 31, 2007, 2006 and 2005 were approximately $1.4 million, $1.4 million and $1.5 million, respectively.

Contractual Obligations

        The Company has purchase commitments with QUALCOMM, Thales, Arianespace, Starsem, Space Systems Loral and other venders totalling approximately $280.8 million, $283.2 million, $221.9 million, $118.5 million, $118.5 million and $98.4 million in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively. The Company expects to fund its long-term capital needs with any remaining funds available under its credit agreement, cash flow, which it expects will be generated primarily from sales of its Simplex products and services, including its new SPOT products and services, and the

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.

Litigation

        From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company's business, results of operations or financial condition. The Company is involved in certain litigation matters as discussed below.

        On August 24, 2005, customers of Globalstar USA, LLC's reseller, AirStar Communications, filed a complaint in the Circuit Court of Kanawha County West Virginia based on alleged overcharges for service and certain other acts by defendants. The plaintiffs seek unspecified damages. On January 22, 2007, the presiding judge in this case issued an order granting Globalstar's motion for summary judgment in its favor on all claims asserted by plaintiffs. On September 4, 2007, the judge denied plaintiffs' motion requesting the judge to alter his order, and on September 17 the judge entered a final judgment against plaintiffs and in favor of Globalstar. Plaintiffs filed a petition for appeal with the West Virginia Supreme Court of Appeals on January 7, 2008. Globalstar filed an objection to the appeal on February 5, 2008.

        On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO") in the United States District Court for the Southern District of New York alleging that the Company's registration statement related to its initial public offering ("IPO") in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers' Pension Fund as lead plaintiff. On August 15, 2007, the lead plaintiff filed its Securities Class Action Consolidated Amended Complaint. The Amended Complaint reasserts claims against the Company and the Company's CEO and CFO, and adds as defendants the three co-lead underwriters of the IPO, Wachovia Capital Markets, LLC, JPMorgan Securities, Inc. and Jefferies & Company, Inc. It cites a drop in the trading price of the Company's Common Stock that followed its filing, on February 5, 2007, of a Current Report on Form 8-K relating in part to changes in the condition of its satellite constellation. It seeks, on behalf of a class of purchasers of the Company's Common Stock who purchased shares in the IPO, recovery of damages under Sections 11 and 15 of the Securities Act of 1933, and rescission under Section 12(a)(2) of the Securities Act of 1933 and rescission under Section 12(a)(2) of the Securities Act of 1933. On November 15, 2007, plaintiffs filed their Second Amended Complaint. Defendants' response and motion to dismiss was filed on February 15, 2008. The Plaintiff's response to these motions is due April 15, 2008 in accordance with the Court's scheduling order. The Company intends to defend the matter vigorously.

        On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE). The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers' Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because Globalstar did not perform according to its representations with respect to coverage and reliability.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and the Company filed a motion to dismiss the complaint on July 6, 2007. On September 25, 2007, the court issued an order granting in part and denying in part the Company's motion. Subsequently, on October 17, 2007, the plaintiffs filed their Second Amended Complaint, and the Company filed its Objections to Plaintiff's First Set of Requests for Production of Documents. A hearing on the Company's motion to dismiss the Second Amended Compliant was held on February 5, 2008. On February 6, 2008, the judge granted the Company's motion in part and denied it in part. Discovery related solely to the issue of certification of the class is ongoing.

        On April 24, 2007, Mr. Jean-Pierre Barrette filed a motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada. Mr. Barrette asserts claims based on Quebec law related to his alleged problems with Globalstar Canada's service. The Company moved to disqualify Mr. Barrette because of his association with the law firm representing plaintiffs and to transfer the case to the district of Montreal. The court recently granted the Company's motion for a change of venue, and plaintiff's counsel substituted a new designated representative of the purported class. The case is now known as Steve Poisson v. Globalstar Canada Satellite Co., No. 500-06-000417-077. Plaintiff has not specified what remedies he is seeking.

13. INCORPORATION AND RECAPITALIZATION

        In preparation for meeting its commitments to register Globalstar shares of Common Stock under the Securities Exchange Act of 1934, Globalstar elected to be taxed as a C corporation effective January 1, 2006. Effective March 17, 2006, Globalstar was converted from a limited liability company into a corporation under Delaware law. On that date, the Company's 61,947,654 issued and outstanding membership units (adjusted for a subsequent six-for-one stock split) were automatically converted into a like number of shares of Common Stock, its limited liability company agreement was replaced by a certificate of incorporation and bylaws, and its name was changed to Globalstar, Inc. In connection with its conversion into a corporation, the Company established three classes of $0.0001 par value Common Stock, Series A (300,000,000 shares authorized); Series B (20,000,000 shares authorized); and Series C (480,000,000 shares authorized). All classes of Common Stock had identical rights and privileges except with respect to their rights to elect directors. Series A holders were entitled to elect two directors, Series B holders to elect one director, and Series C holders to elect up to five directors. Under the applicable Delaware statute, all assets and liabilities of the limited liability company became the property of and were deemed to be assumed by the corporation. On October 25, 2006, the Company amended and restated its certificate of incorporation to, among other things, create a single class of Common Stock and convert each share of the Company's three series of Common Stock into one share of a single series of Common Stock. Immediately following the filing of the amended and restated certificate of incorporation, a six-for-one stock split (in the form of a five-shares-for-one-share stock dividend), which had been pre-approved by the Company's board of directors, was effected. All references to shares of Common Stock and membership interests and their respective per-unit amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the effect of this stock split on a retroactive basis as if it had occurred on January 1, 2004. Except where otherwise expressly indicated, the information in these notes also gives effect to the conversion of the Company's three series of Common Stock into a single series of Common Stock.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCORPORATION AND RECAPITALIZATION (Continued)

        Pursuant to the operating agreement of Globalstar, in connection with its conversion to a Delaware corporation, Globalstar was obligated to distribute $685,848 to Thermo. This amount represents a deferred payment of interest that accrued from December 6, 2003 to April 14, 2004 on loans made by Thermo to Globalstar that were converted to equity on April 14, 2004. In connection with the negotiation of Globalstar's credit agreement, Thermo agreed to defer receipt of this payment until the completion of the Company's initial public offering. As permitted by its credit agreement, Globalstar distributed the $685,848 to Thermo on December 12, 2006.

        On November 2, 2006, the Company completed its initial public offering and sold 7,500,000 shares of its Common Stock at $17.00 per share. The Company received cash proceeds, net of underwriting fees and other offering expenses, of approximately $116.6 million.

14. EQUITY INCENTIVE PLAN

        On July 12, 2006, the Company's board of directors adopted and a majority of the Company's stockholders approved the Globalstar, Inc. 2006 Equity Incentive Plan ("Equity Plan"), which became effective upon the registration of the Company's Common Stock under the Securities Act of 1933 in November 2006. The purpose of the Equity Plan is to make available incentives that will assist the Company in attracting, retaining and motivating employees, directors and consultants whose contributions are essential to its success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares or performance units. The Equity Plan is administered by the Compensation Committee of the board of directors. On November 9, 2006, the Company registered under the Securities Act 1,200,000 shares of its Common Stock for issuance under the Equity Plan and, on November 10, 2006, the Compensation Committee authorized granting restricted stock and restricted stock unit awards for an aggregate of approximately 295,000 shares of Common Stock to substantially all the Company's employees. Since this initial grant, the Company has granted additional restricted stock and restricted stock unit awards to its employees as a part of its equity incentive plans. The Company's equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. The fair value of these grants is measured based upon the market price of the underlying Common Stock at the date of the grant. The grant date fair value of the award is amortized over the vesting term of the grant.

        As per the terms of the restricted stock awards and the restricted stock units, 25% of the shares granted vest within six months of the grant date and the remainder vest on November 9, 2009, subject to certain acceleration clauses upon satisfactory completion of Company wide goals. For the years ended December 31, 2007 and 2006, the total compensation costs charged against income were $9.6 million and $1.2 million, respectively. The total tax benefit recognized in 2007 and 2006 for these restricted stock awards and restricted stock units was approximately $0.4 million and $0.3 million, respectively. For the year ended December 31, 2007, the stock compensation costs capitalized as a part of the second-generation satellite constellation was $0.2 million. There was no amount of stock compensation expense capitalized during 2006. At December 31, 2007, the amount related to non-vested shares expected to be amortized over the remaining vesting period was $4.0 million (excluding $21.4 million of expected amortization related to the Company's Executive Incentive Compensation Plan). At December 31, 2007, the weighted average remaining vesting term of the non-vested shares was 2.5 years.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY INCENTIVE PLAN (Continued)

        Approximately 1,470,000 and 295,000 restricted stock awards and restricted stock units were granted during the years ended December 31, 2007 and 2006, respectively. In January 2007, the Company's board of directors approved an additional 600,000 shares of the Company's Common Stock for issuance under the Equity Plan. On August 9, 2007, the Company registered under the Securities Act the additional 600,000 shares of Common Stock for issuance under the Equity Plan.

        Effective August 10, 2007 (the "Effective Date"), the board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company's Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company's 2006 Equity Incentive Plan to five executive officers (the "Participants"). Each award agreement provides that the recipient will receive awards of restricted Common Stock (or, for the non-U.S. Participant, restricted stock units, which upon vesting, each entitle him to one share of Globalstar Common Stock). Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new award agreements extend the vesting period by up to two years through 2011 and provide for payment in shares of Common Stock instead of cash, thereby enabling the Company to conserve its cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades. At December 31, 2007, the amount related to non-vested share awards related to the Company's Executive Incentive Compensation Plan expected to be amortized over the remaining vesting period was $21.4 million of which $14.9 million is related to share awards that have not been issued as of December 31, 2007 and have not been included in the table below.

        In January 2005, the Company promised one of its board members an option to purchase up to 120,000 shares at a price of approximately $2.67 per share (as adjusted for a six-for-one stock split). This option vested fully in March 2006. The grant date intrinsic value and fair value of this award were approximately nil and $40,000, respectively. The intrinsic value at December 31, 2007 was approximately $0.6 million. There have been no other stock option grants. In August 2007, the Compensation Committee approved compensating the Company's independent directors for their services with restricted stock awards in lieu of cash compensation. The dollar value of such compensation is fixed and the number of restricted stock awards to be issued is based upon value of the Company's Common Stock on the issuance date.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY INCENTIVE PLAN (Continued)

        A summary of the nonvested shares under the Company's restricted stock and restricted unit awards as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

	2007		2006
Issued Nonvested Restricted Stock Awards and Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1	221,873	$15.00	—	$0.00
Granted	1,470,138	10.29	294,532	15.00
Vested	(50,095)	9.97	(70,124)	15.00
Forfeited	(23,173)	14.41	(2,535)	15.00

Outstanding at December 31	1,618,743	$11.06	221,873	$15.00

15. DERIVATIVES

        In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 7), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. As of December 31, 2007 and 2006, the fair value of the interest rate swap agreement was $5.9 million and $2.7 million, respectively which is reflected in the Company's Consolidated Balance Sheet in "Other non-current liabilities." The change in fair value for the year ended December 31, 2007 and 2006, of approximately $3.2 million and $2.7 million, respectively, was charged to "Interest rate derivative loss" in the accompanying Consolidated Statement of Operations. Upon the assumption of the credit agreement by Thermo Funding Company, the interest rate swap agreement was amended to require the Company to provide collateral in cash and securities equal to the negative value of the interest rate swap.

        In December 2007, the Company entered into a forward contract for purchasing foreign currency to minimize its risk from fluctuations related to foreign currency exchange rates. At December 31, 2007, the fair value of the forward contract to purchase foreign currency was $0.8 million and was reflected in the Company's Consolidated Balance Sheet in "Prepaid and other current assets." The change in fair value for the year ended December 31, 2007, of approximately $0.8 million, was recorded as "Other Income" in the accompanying Consolidated Statement of Operations.

16. OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2007	2006
Accumulated minimum pension liability adjustment	$(1,664)	$(2,066)
Accumulated net foreign currency translation adjustment	5,075	900

Total accumulated other comprehensive income income (loss)	$3,411	$(1,166)

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share amounts)
Total revenue	$23,154	$25,837	$25,688	$23,719
Net income (loss)	$444	$(12,687)	$652	$(16,334)
Basic earnings (loss) per common share	$0.01	$(0.17)	$0.01	$(0.21)
Diluted earnings (loss) per common share	$0.01	$(0.17)	$0.01	$(0.21)
Shares used in basic per share calculations	73,651,548	75,656,992	78,000,148	81,813,645
Shares used in diluted per share calculations	73,745,811	75,656,992	79,043,868	81,813,645

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except per share amounts)
Total revenue	$30,342	$38,399	$38,695	$29,235
Net income (loss)	$22,486	$(834)	$2,701	$(730)
Basic earnings (loss) per common share	$0.36	$(0.01)	$0.04	$(0.01)
Diluted earnings (loss) per common share	$0.36	$(0.01)	$0.04	$(0.01)
Shares used in basic per share calculations	61,947,654	61,968,046	62,875,494	67,986,890
Shares used in diluted per share calculations	62,277,366	61,968,046	63,205,206	67,986,890

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

  (a)   Evaluation of disclosure controls and procedures.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2007, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2007.

Management's Annual Report on Internal Control over Financial Reporting

        Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Crowe Chizek and Company LLP, an independent registered accounting firm, as stated in their report, which is included in Item 8 of this Report.

  (b)   Changes in internal control over financial reporting.

        As of December 31, 2007, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Except for the information relating to our executive officers below, which is as of March 14, 2008, the information required by this item is incorporated by reference from the applicable information set forth in "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC, and "Item 1. Business—Additional Information" in this Report.

        James Monroe III has served as a director of the Company since December 2003 and as Chairman of the Board of Directors since the Reorganization in April 2004. He was elected Chief Executive Officer in January 2005. Since 1984, Mr. Monroe has been the majority owner of a diverse group of privately owned businesses that operate in the fields of telecommunications, real estate, power generation, industrial equipment distribution, financial services and leasing services and that are sometimes referred to collectively in this Report as "Thermo." Thermo controls directly or indirectly Globalstar Holdings LLC, Globalstar Satellite, L.P., and Thermo Funding Company LLC.

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

        Steven Bell has served as Senior Vice President of International Sales, Marketing and Customer Care of the Company since April 2004 and as General Manager of Globalstar Canada, a subsidiary of the Company, since July 2003. From June 1999 to July 2003, Mr. Bell served as Director of Sales and Marketing of Globalstar Canada.

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

        Anthony J. Navarra was a director of the Company from December 2003 until September 2004. He served as President of Old Globalstar and the Company from September 1 t999 to December 2004 and has served as President, Global Operations of the Company since January 2005.

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

        Martin E. Neilsen has served as Vice President - New Business Ventures since January 2008. From May 2000 to December 2007, he served as Director of Business Development of Old Globalstar and the Company. He joined the Company in September 1993 as a Financial Analyst. Prior to joining Globalstar he spent nine years at Space Systems Loral.

        Mr. Navarra and Mr. Adler served as officers or directors of Old Globalstar and certain of its subsidiaries, both prior to and during their bankruptcy proceedings, and continue to serve as directors or executive officers of a subsidiary of Old Globalstar.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC.

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

EXHIBIT INDEX

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
*10.6†	Launch Services Agreement by and between Globalstar LLC and Starsem dated September 21, 2005. (Exhibit 10.5 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.7†
Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004. (Exhibit 10.6 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.8†	Amendment Number 1 to Satellite Products Supply Agreement dated as of May 25, 2005. (Exhibit 10.7 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.9†	Amendment Number 2 to Satellite Products Supply Agreement dated as of May 25, 2005. (Exhibit 10.8 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.10†	Amendment Number 3 to Satellite Products Supply Agreement dated as of September 30, 2005. (Exhibit 10.9 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.11
Asset Contribution Agreement by and among Globalstar, L.P., New Operating Globalstar LLC, Thermo Capital Partners LLC and certain of their affiliates dated as of December 5, 2003. (Exhibit 10.11 to Registration Statement on Form S-1, Amendment No. 1 filed August 29, 2006)

*10.12†
Agreement for Sale of Globalstar Satellite Mobile Phones entered into as of April 13, 2004 by and between QUALCOMM Incorporated and New Operating Globalstar LLC. (Exhibit 10.12 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.13†
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
*10.16	Authorization to Proceed letter to Alcatel Alenia Space France dated October 4, 2006. (Exhibit 10.17 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.17†	Contract between Globalstar, Inc. and Alcatel Alenia Space France dated as of November 30, 2006. (Exhibit 10.1 to Quarterly Report on Form 10-Q filed December 18, 2006)
*10.18	Escrow Agreement between Globalstar, Inc., Alcatel Alenia Space France and Societe Generale dated December 21, 2006. (Exhibit 10.18 to Annual Report on Form 10-K filed April 2, 2007)
*10.19†	Contract between Globalstar and Thales Alenia Space France (formerly known as Alcatel Alenia Space France dated as of March 22, 2007. (Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 15, 2007)
*10.20†	Launch Services Agreement between Globalstar, Inc. and Arianspace dated as of September 5, 2007. (Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 14, 2007)
*10.22†
Partnership Interest Purchase Agreement among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, L.P., Globalstar do Brasil S.A., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda. and Loral Space Communications Inc. dated December 21, 2007. (Exhibit 2.1 to Registration Statement on Form S-4 filed January 30, 2008)
10.23
Second Amended and Restated Credit Agreement dated as of December 17, 2007 by and among Globalstar, Inc., as Borrower, the Lenders referred to therein and Thermo Funding Company LLC, as Administrative Agent and Lender.
10.24†	Third Amendment to the Contract between Globalstar and Thales Alenia Space France (formerly known as Alcatel Alenia Space France) dated as of December 19, 2007.
10.25†	Authorization to Proceed letter to Thales Alenia Space France (formerly known as Alcatel Alenia Space France) dated December 21, 2007.

Executive Compensation Plans and Agreements
*10.26	Option Agreement with Peter J. Dalton. (Exhibit 10.18 to Registration Statement on Form S-1, Amendment No. 5 filed October 27, 2006)
*10.27†
Globalstar Companies Designated Executive Incentive Compensation Memorandum dated as of June 1, 2005, effective as of November 1, 2004. (Exhibit 10.10 to Registration Statement on Form S-1, Amendment No. 4 filed October 17, 2006)
*10.28	Globalstar, Inc. 2006 Equity Incentive Plan. (Exhibit 10.4 to Registration Statement on Form S-1, Amendment No. 1 filed August 29, 2006)
10.29	Form of Notice of Grant and Restricted Stock Award Agreement for grants to employees, including executive officers, under the Globalstar, Inc. 2006 Equity Incentive Plan
*10.30
Form of Designated Executive Award Agreement under the 2006 Globalstar, Inc. Equity Incentive Plan for the U.S. domiciled executives (Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2007)
*10.31
Form of Designated Executive Award Agreement under the 2006 Globalstar, Inc. Equity Incentive Plan for the Canadian domiciled executive (Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2007)
21.1	Subsidiaries of Globalstar, Inc.
23.1	Consent of Crowe Chizek and Company LLP
24.1	Power of Attorney (included as part of the signature page)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certifications

*
Incorporated by reference

†
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

GLOBALSTAR, INC.
Date: March 14, 2008	By:	/s/ JAMES MONROE III James Monroe III Chairman and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2008.

Signature	Title

/s/ JAMES MONROE III James Monroe III	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ FUAD AHMAD Fuad Ahmad	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PETER J. DALTON Peter J. Dalton	Director
/s/ KENNETH E. JONES Kenneth E. Jones	Director
/s/ JAMES F. LYNCH James F. Lynch	Director
/s/ RICHARD S. ROBERTS Richard S. Roberts	Director
/s/ J. PATRICK MCINTYRE J. Patrick McIntyre	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORM 10-K For the Fiscal Year Ended December 31, 2007 TABLE OF CONTENTS
PART I
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GLOBALSTAR, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
GLOBALSTAR, INC. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In thousands, except share data)
GLOBALSTAR, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
GLOBALSTAR, INC. CONSOLIDATED STATEMENTS OF OWNERSHIP EQUITY (In thousands, except share data)
GLOBALSTAR, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
GLOBALSTAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Management's Annual Report on Internal Control over Financial Reporting
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statements Schedules.
EXHIBIT INDEX
SIGNATURES
POWER OF ATTORNEY