Form 10-K/A
period 2007-12-31
Globalstar, Inc.
filed 2008-03-17
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates at June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $274.0 million.

The number of shares of the Registrant’s common stock outstanding as of March 4, 2008 was 83,688,090.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

		Page
	Explanatory Note	2

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	2
Signatures		4

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Globalstar, Inc. (the “Company”) for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (the “Original Filing”). The Company is filing this Amendment to provide revised certifications pursuant to Rule 13a-14(a) that include revisions to paragraph 4 concerning the design of the Company’s internal control over financial reporting, which were inadvertently omitted from the Original Filing.

This Form 10-K/A does not modify or update any other disclosures set forth in the Original Filing.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	Documents filed as part of this Amendment:

(3)	Exhibits

See exhibit index.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALSTAR, INC.

Date:	March 17, 2008	By:	/s/ JAMES MONROE III
James Monroe III
Chairman and Chief Executive Officer