Form 10-Q
period 2008-03-31
Globalstar, Inc.
filed 2008-05-12
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐.        No   ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of May 6, 2008, there were 112,134,523 shares of $0.0001 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenue:
Service revenue	$16,010	$17,466
Subscriber equipment sales	6,124	5,688
Total revenue	22,134	23,154
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,475	6,383
Cost of subscriber equipment sales	5,045	3,451
Marketing, general, and administrative	15,748	11,482
Depreciation and amortization	5,418	2,424
Total operating expenses	33,686	23,740

Operating (loss)	(11,552)	(586)
Other income (expense):
Interest income	1,368	828
Interest expense	(997)	(311)
Interest rate derivative loss	(3,539)	(364)
Other	8,251	1,234
Total other income (expense)	5,083	1,387
Income (loss) before income taxes	(6,469)	801
Income tax expense	166	357
Net income (loss)	$(6,635)	$444
Earnings (loss) per common share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01
Weighted-average shares outstanding:
Basic	82,448	73,652
Diluted	82,448	73,746

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,466	$37,554
Accounts receivable, net of allowance of $4,855 (2008) and $4,177 (2007)	13,070	12,399
Inventory	57,914	54,939
Advances for inventory	9,588	9,769
Deferred tax assets	1,230	1,257
Prepaid expenses and other current assets	7,813	3,262
Total current assets	104,081	119,180

Property and equipment:
Spare satellites and launch costs	32,118	47,848
Second-generation satellites	242,332	147,998
Globalstar System, net	102,428	84,939
Other property and equipment, net	11,942	9,318
	388,820	290,103

Other assets:
Restricted cash	135,718	80,871
Deferred tax assets	20,252	20,303
Other assets, net	7,808	2,518
Total assets	$656,679	$512,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,378	$8,400
Accrued expenses	23,491	17,650
Payables to affiliates	1,286	1,487
Deferred revenue	18,987	19,396
Total current liabilities	63,142	46,933

Borrowings under revolving credit facility	50,000	50,000
Long term debt	100,000	—
Employee benefit obligations, net of current portion	1,636	1,779
Other non-current liabilities	34,980	8,719
Total non-current liabilities	186,616	60,498

Ownership equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized, issued and outstanding — none	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized, 85,200 shares issued and outstanding at March 31, 2008 and 83,693 shares issued and outstanding at December 31, 2007	9	8
Additional paid-in capital	417,619	407,743
Accumulated other comprehensive income	1,546	3,411
Retained deficit	(12,253)	(5,618)
Total ownership equity	406,921	405,544

Total liabilities and shareholders’ equity	$656,679	$512,975

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$(6,635)	$444
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes	—	387
Depreciation and amortization	5,418	2,424
Interest rate derivative loss	3,539	364
Stock-based compensation expense	3,681	245
Loss (gain) on disposal of fixed assets	80	(138)
Provision for bad debts	812	792
Interest income on restricted cash	(1,223)	(469)
Contribution of services	112	87
Amortization of deferred financing costs	4	111
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,429)	1,980
Inventory	(5,177)	(10,715)
Advances for inventory	(217)	1,958
Prepaid expenses and other current assets	588	64
Other assets	7	247
Accounts payable	(198)	(8,931)
Payables to affiliates	(336)	(2,955)
Accrued expenses and employee benefit obligations	(495)	(2,923)
Deferred revenue	(111)	(628)
Net cash from operating activities	(1,580)	(17,656)
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(67,499)	(29,482)
Property and equipment additions	(2,660)	(786)
Proceeds from sale of property and equipment	146	263
Cash acquired on purchase of subsidiary	1,839	—
Restricted Cash	(41,148)	—
Net cash from investing activities	(109,322)	(30,005)
Cash flows from financing activities:
Borrowings of long-term debt	100,000	—
Proceeds from Thermo Funding under the irrevocable standby stock purchase agreement	—	24,255
Deferred financing cost payments	—	(500)
Payments related to derivative margin account	(4,000)	—
Net cash from financing activities	96,000	23,755
Effect of exchange rate changes on cash	(8,186)	(373)
Net decrease in cash and cash equivalents	(23,088)	(24,279)
Cash and cash equivalents, beginning of period	37,554	43,698
Cash and cash equivalents, end of period	$14,466	$19,419
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,646	$282
Income taxes	$56	$50
Supplemental disclosure of non-cash financing and investing activities:
Conversion of redeemable Common Stock to Common Stock	$—	$1,249
Accrued launch costs and second-generation satellites costs	$28,687	$4,422
Capitalization of interest for spare and second-generation satellites and launch costs	$1,862	$—
Fair value of assets acquired on purchase of subsidiary	$19,928	$—
Fair value of liabilities assumed on purchase of subsidiary	$13,211	$—

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

Globalstar is a leading provider of mobile voice and data communications services via satellite. Globalstar’s network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and QUALCOMM Incorporated (“QUALCOMM”). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners L.L.C., together with its affiliates (“Thermo”), became Globalstar’s principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar. Thermo remains Globalstar’s largest stockholder.  Globalstar’s Chairman and Chief Executive Officer controls Thermo and its affiliates. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year or any future period. Globalstar’s results of operations are subject to seasonal usage changes. The months of April through October are typically peak months for service revenues and equipment sales. Government customers in North America tend to use Globalstar’s services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation.

Globalstar operates in one segment, providing voice and data communication services via satellite. As a result, all segment-related financial information required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131, is included in the consolidated financial statements.

Other income (expense) includes foreign exchange transaction gains of $8.2 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 initially was to be effective for the Company on January 1, 2008. However, on February 12, 2008, the FASB approved FSP FAS 157-b which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to establishing guidelines for measuring fair value of financial assets and liabilities and non-financial assets and non-financial liabilities that are recognized at fair value on a recurring basis. This adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS No. 161 to have a material impact, if any, on the Company’s financial position, results of operations, or cash flows.

Note 2: Basic and Diluted Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”), which requires companies to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of shares of Common Stock outstanding during the period. Common Stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings (loss) per common share
Net income (loss)	$(6,635)	82,448	$(0.08)	$444	73,652	$0.01
Effect of Dilutive Securities
Stock Options to Director		—		—	93
Unvested restricted stock		—		—	1
Diluted earnings (loss) per common share	$(6,635)	82,448	$(0.08)	$444	73,746	$0.01

For the three months ended March 31, 2008, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

Note 3:  Acquisitions

On March 25, 2008, the Company completed its acquisition of an independent gateway operator that owns and operates three gateway ground stations in Brazil. Pursuant to the terms of the acquisition, the Company acquired all the outstanding equity of the independent gateway operator for $6.5 million, including $6.0 million payable in Common Stock of the Company, and $0.5 million in release of service fees owed to the Company by the independent gateway owner. The Company also incurred transaction costs of $0.2 million. Earlier in 2008, the Company received the necessary Agencia Nacional de Telecomunicacoes (ANATEL) regulatory approval. The acquisition allows the Company to expand its coverage in South America and engage in discussions with potential partners to provide ancillary terrestrial component or ATC-type services in Brazil.

The following table summarizes the Company’s preliminary allocation of the estimated values of the assets acquired and liabilities assumed in the acquisition (in thousands):

March 25, 2008
Current assets	$7,695
Property and equipment	6,872
Long-term assets	5,361
Total assets acquired	19,928
Current liabilities	6,419
Long-term liabilities	6,792
Total liabilities assumed	13,211
Net assets acquired	$6,717

Note 4: Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Globalstar System:
Space segment	$100,868	$85,142
Ground segment	27,801	21,530
Second-generation satellites	242,332	147,998
Spare satellites and launch costs	32,118	47,848
Furniture and office equipment	14,964	14,417
Land and buildings	3,082	2,478
Leasehold improvements	711	717
Construction in progress	3,182	1,132
	425,058	321,262
Accumulated depreciation	(36,238)	(31,159)
	$388,820	$290,103

Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and launch costs, second-generation satellites and support equipment located in various countries around the world.

On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price, including subsequent additions is approximately €667.6 million (approximately $1,006.5 million at a weighted average conversion rate of €1.00 = $1.5076 at March 31, 2008) including approximately €146.3 million which will be paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At March 31, 2008,

$126.0 million was held in escrow to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation. Funds that the Company deposits into the escrow account to support this contract will be used to make payments under this contract in the future. At the Company’s request, Thales Alenia Space has presented a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($10.6 million to $21.2 million at € 1.00 = $1.5800).  In 2007, the Company authorized the first two portions of the Thales’ four-part sequential plan with an additional cost of €4.1 million ($6.5 million at €1.00 = $1.5800). The Company cannot provide assurances that any of the remaining acceleration will occur.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $13.5 million at a weighted average conversion rate of €1.00 = $1.4965) consisting of €4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

On September 5, 2007, the Company and Arianespace entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, Arianespace will make four launches of six satellites each, and the Company has the option to require Arianespace to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures” for a schedule of the payments to Arianespace. The anticipated time period for the first four launches ranges from the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by the Company or Arianespace may result in adjustments to the payment schedule.

To augment its existing satellite constellation, the Company successfully launched eight spare satellites in two separate launches of four satellites each on May 29, 2007 and October 21, 2007. The Company no longer has any spare satellites remaining to be launched.  As of March 31, 2008, six of the eight spare satellites had been placed into service and were handling call traffic. The remaining two spare satellites are being placed into their desired orbital planes.

As of March 31, 2008, capitalized interest recorded was $3.9 million. Interest capitalized during the three months ended March 31, 2008 was $2.9 million. There was no interest capitalized during the three months ended March 31, 2007. Depreciation expense for the three months ended March 31, 2008 and 2007 was $5.4 million and $2.4 million, respectively.

Note 5: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions and are comprised of the following (in thousands):

	March 31, 2008	December 31, 2007

QUALCOMM	$1,136	$1,286
Thermo Capital Partners	150	201
	$1,286	$1,487

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three months ended March 31, 2008 and 2007, total expenses were approximately $29,000 and $0, respectively. For the three months ended March 31, 2008 and 2007, the Company also recorded approximately $112,000 and $87,000, respectively, of non-cash expenses related to services provided by two executive officers of Thermo and Globalstar who receive no compensation from Globalstar, which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

Note 6: Other Related Party Transactions

Since 2005, Globalstar issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with QUALCOMM. Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 7.5% to 25% of the total order as advances for inventory.  As of March 31, 2008 and December 31, 2007, total advances to QUALCOMM for inventory were $9.6 million and $9.7 million, respectively. As of March 31, 2008 and December 31, 2007, the Company had outstanding commitment balances of approximately $54.8 million and $57.0 million, respectively.

As required by the lender under the Company’s then-current credit agreement discussed below, the Company executed an agreement with Thermo Funding Company LLC, an affiliate of Thermo (“Thermo Funding”), to provide Globalstar up to an additional $200.0 million of equity via an irrevocable standby stock purchase agreement. The irrevocable standby purchase agreement allowed the Company to put up to 12,371,136 shares of its Common Stock to Thermo Funding at a predetermined price of approximately $16.17 per share when the Company required additional liquidity or upon the occurrence of certain other specified events. Thermo Funding also could elect to purchase the shares at any time. Minority stockholders of Globalstar as of June 15, 2006 who were accredited investors and who received at least thirty-six shares of Globalstar Common Stock as a result of the Old Globalstar bankruptcy will be provided an opportunity to acquire Common Stock on the same terms. By November 2007, Thermo Funding had purchased all the Common Stock subject to the agreement and fully satisfied its commitment.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. The credit agreement as currently in effect provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility.  As of March 31, 2008, the Company has drawn an aggregate of $50.0 million of the revolving credit facility and $100.0 million of the delayed draw term loan facility.  As of December 31, 2007, the Company had drawn $50.0 million of the revolving credit facility.

All loans will mature on December 31, 2012.  Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%.  The delayed draw term loan bears interest at LIBOR plus 6.0% or the greater of the prime rate of Federal Funds rate plus 5.0% and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated.  Commitment fees related to the loans, incurred during the three months ended March 31, 2008 and 2007 were $0.2 million and $0.6 million, respectively. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loan the Company entered into a five-year interest rate swap agreement. The loans may be prepaid without penalty at any time.

Purchases and other transactions with Affiliates

Total purchases and other transactions from affiliates are as follows (in thousands):

	Three months ended March 31,
	2008	2007

QUALCOMM	$2,881	$12,957
Other affiliates	1,465	1,903
Total	$4,346	$14,860

Note 7: Income Taxes

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

The application of FIN 48 resulted in a cumulative adjustment of $0.6 million which decreased retained earnings. This decrease was a result of an unrecognized tax benefit of approximately $73.7 million which was substantially offset by the application of a valuation allowance. The unrecognized tax benefit of $74.5 million at December 31, 2007 did not change significantly during the three months ended March 31, 2008. In addition, future changes in the unrecognized tax benefit may not have an impact on the effective tax rate due to the existence of the valuation allowances on most of the Company’s deferred tax assets.

The Company has been notified that one of its subsidiaries is now under audit for the 2004 and 2005 tax years. During the audit period, the Company and the subsidiary were taxed as partnerships. Neither the Company nor any of its subsidiaries, except for the one noted above, are currently under audit by the Internal Revenue Service (“IRS”) or by any state jurisdiction in the United States. The Company’s corporate U.S. tax returns for 2006 and 2007 and U.S. partnership tax returns filed for years before 2006 remain subject to examination by tax authorities. In the Company’s international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years in most of the Company’s major international tax jurisdictions.

Note 8: Comprehensive Income

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

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2008	2007
Net income (loss)	$(6,635)	$444
Other comprehensive income:
Foreign currency translation adjustments	(1,865)	(190)

Total comprehensive income (loss)	$(8,500)	$254

Note 9: Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long term retention program intended to attract and retain talented employees and align stockholder and employee interests. Approximately 765,000 restricted stock awards and restricted stock units (including grants to both employees and executives) were granted during the three months ended March 31, 2008. In January 2008, the Company’s Board of Directors approved the inclusion of an additional 1,673,858 shares of the Company’s Common Stock in the shares available for issuance under the Equity Plan.

Note 10: Litigation

The Company is involved in certain litigation matters as discussed below.

On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”) in the United States District Court for the Southern District of New York alleging that the Company’s registration statement related to its initial public offering (“IPO”) in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. On August 15, 2007, the lead plaintiff filed its Securities Class Action Consolidated Amended Complaint reasserting claims against the Company and the Company’s CEO and CFO, and adding as defendants the three co-lead underwriters of the IPO, Wachovia Capital Markets, LLC, JPMorgan Securities, Inc. and Jefferies & Company, Inc. On November 15, 2007, plaintiffs filed a Second Amended Complaint. That complaint, which is what is currently before the Court, cites a drop in the trading price of the Company’s Common Stock that followed its filing, on February 5, 2007, of a Current Report on Form 8-K relating in part to changes in the condition of its satellite constellation. It seeks, on behalf of a class of purchasers of the Company’s Common Stock who purchased shares in the IPO, recovery of damages under Sections 11 and 15 of the Securities Act of 1933, and rescission under Section 12(a)(2) of the Securities Act of 1933. On February 15, 2008, all of the Defendants filed motions to dismiss the Second Amended Complaint. The Plaintiff’s response to these motions was filed on April 15, 2008, and Defendants’ reply memorandum is due May 15, 2008. The Company intends to defend the matter vigorously.

On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE). The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because Globalstar did not perform according to its representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and the Company filed a motion to dismiss the complaint on July 6, 2007. On September 25, 2007, the court issued an order granting in part and denying in part the Company’s motion. Subsequently, on October 17, 2007, the plaintiffs filed their Second Amended Complaint, and Globalstar filed a reply and second motion to dismiss. On February 6, 2008, the judge granted Globalstar’s motion in part and denied it in part, thereby narrowing the scope of the case. A mandatory mediation session was held March 10, 2008 and discovery related solely to the issue of certification of the class was completed in April, 2008.

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

Note 11: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Service:
United States	$8,330	$9,047
Canada	5,771	6,463
Europe	1,045	946
Central and South America	657	710
Others	207	300
Total service revenue	16,010	17,466
Subscriber equipment:
United States	2,545	3,149
Canada	2,328	1,444
Europe	831	842
Central and South America	385	216
Others	35	37
Total subscriber equipment revenue	6,124	5,688

Total revenue	$22,134	$23,154

Note 12: Interest Rate Derivative

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 6), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The fair value of the interest rate swap agreement as measured on a recurring basis as of March 31, 2008 and December 31, 2007 is presented in the table below.

Fair Value Measurements at March 31, 2008 using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
(In Thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other non-current liabilities:

Interest rate derivative	$5,949	$—	$9,488	$—	$9,488

Total non-current liabilities measured at fair value	$5,949	$—	$9,488	$—	$9,488

The decline in fair value for the three months ended March 31, 2008 and 2007, of approximately $3.5 million and $0.4 million, respectively, was charged to “Interest rate derivative loss” in the accompanying Consolidated Statements of Income.

Note 13: Subsequent Events

Convertible Notes Offering

On April 10, 2008, the Company entered into an Underwriting Agreement (the “Convertible Notes Underwriting Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. (together, the “Convertible Notes Underwriters”) relating to the sale by the Company of $135.0 million aggregate principal amount of its 5.75% Convertible Senior Notes due 2028 (the “Notes”). Pursuant to the Convertible Notes Underwriting Agreement, the Company granted the Convertible Notes Underwriters a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Notes solely to cover over-allotments, if any.

The sale of the $135.0 million aggregate principal amount of the Notes was completed on April 15, 2008. The Convertible Notes Underwriters subsequently executed their over-allotment option and purchased an additional $15.0 million aggregate principal amount of the Notes on May 8, 2008. The sale of the Notes was registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-3 (File No. 333-149798), as supplemented by a prospectus supplement and a free-writing prospectus, both dated April 10, 2008.

The Notes were issued under a Senior Indenture, entered into and dated as of April 15, 2008 (the “Base Indenture”), between the Company and U.S. Bank, National Association, as trustee (the “Trustee”), supplemented by a First Supplemental Indenture with respect to the Notes, entered into and dated as of April 15, 2008 (the “Supplemental Indenture”), between the Company and the Trustee (the Base Indenture and the Supplemental Indenture, collectively, the “Indenture”). Also, pursuant to the Indenture, the Company, the Trustee and U.S. Bank, National Association, as escrow agent (the “Escrow Agent”), entered into a Pledge and Escrow Agreement dated as of April 15, 2008 (the “Pledge Agreement”).

In accordance with the Pledge Agreement, approximately $25.5 million of the proceeds of the offering of the Notes were placed in an escrow account with the Escrow Agent. Funds in the escrow account will be invested in government securities and, if the Company does not elect to make the payments from its other funds, will be used to make the first six scheduled semi-annual interest payments on the Notes. Pursuant to the Pledge Agreement, the Company pledged its interest in this escrow account to the Trustee as security for these interest payments.

Except for the pledge of the escrow account under the Pledge Agreement, the Notes are senior unsecured debt obligations of the Company. There is no sinking fund for the Notes. The Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2008, to holders of record on the preceding March 15 and September 15, respectively.

Subject to certain exceptions set forth in the Indenture, the Notes are subject to repurchase for cash at the option of the holders of all or any portion of the Notes (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the Company’s Common Stock, as further described in the Indenture.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2028. The Notes are convertible into shares of Common Stock, subject to the Company’s option to deliver cash in lieu of all or a portion of the shares. The Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment in the manner set forth in the Supplemental Indenture. The conversion rate may not exceed 240.9638 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of Notes who convert their Notes prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the Notes being converted.

Holders who convert their Notes in connection with certain events occurring on or prior to April 1, 2013 constituting a “make whole fundamental change” (as defined in the Indenture) will be entitled to an increase in the conversion rate as specified in the Indenture.

If the Company makes at least 10 scheduled semi-annual interest payments, the Notes are subject to redemption at the Company’s option at any time on or after April 1, 2013, at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any.

The Indenture contains customary financial reporting requirements and also contains restrictions on mergers and asset sales. The Indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the Notes may declare the principal of the Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the Notes and accrued interest automatically becomes due and payable.

Common Stock Offering and Share Lending Agreement

Concurrently with the offering of the Notes, on April 10, 2008, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), through Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Borrower (in such capacity, the “Borrowing Agent”), pursuant to which the Company agreed to lend up to 36,144,570 shares of Common Stock to the Borrower, subject to certain adjustments set forth in the Share Lending Agreement, for a period ending on the earliest of (i) the date the Company notifies the Borrower in writing of its intention to terminate the Share Lending Agreement at any time after the entire principal amount of the Notes ceases to be outstanding and the Company has settled all payments or deliveries in respect of the Notes (as the settlement may be extended pursuant to market disruption events or otherwise pursuant to the Indenture), whether as a result of conversion, redemption, repurchase, cancellation, at maturity or otherwise, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower.

On April 10, 2008, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend to the Borrower up to 36,144,570 shares of Common Stock (the “Borrowed Shares”) as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares include 21,936,020 shares of Common Stock initially loaned by the Company to the Borrower pursuant to Section 2(a) of the Underwriting Agreement, 5,000,000 shares of Common Stock loaned by the Company to the Borrower pursuant to a Borrowing Notice dated as of April 15, 2008 delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 9,208,550 shares of Common Stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices.

The Company will not receive any proceeds from the sale of the Borrowed Shares pursuant to the Share Lending Agreement but will receive a nominal lending fee of $0.0001 per share for each share of Common Stock that it loans to the Borrower pursuant to the Share Lending Agreement. The Borrower will receive all of the proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement.

The shares that the Company loaned to the Borrower will be issued and outstanding for corporate law purposes, and accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders and the right to receive any dividends or other distributions that the Company may pay or makes on its outstanding shares of Common Stock. However, under the Share Lending Agreement, the Borrower has agreed:

•   To pay, within one business day after the relevant payment date, to the Company an amount equal to any cash dividends that the Company pays on the borrowed shares; and

•   To pay or deliver to the Company, upon termination of the loan of borrowed shares, any other distribution, in liquidation or otherwise, that the Company makes on the borrowed shares.

To the extent the borrowed shares the Company initially lent under the share lending agreement and offered in the Common Stock offering have not been sold or returned to it, the Borrower has agreed that it will not vote any such borrowed shares. The Borrower has also agreed under the share lending agreement that it will not transfer or dispose of any borrowed shares, other than to its affiliates, unless the transfer or disposition is pursuant to a registration statement that is effective under the Securities Act. However, investors that purchase the shares from the Borrower (and any subsequent transferees of such purchasers) will be entitled to the same voting rights with respect to those shares as any other holder of the Company’s Common Stock.

In view of the contractual undertakings of the Borrower in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under generally accepted accounting principles in the United States currently in effect, the borrowed shares will not be considered outstanding for the purpose of computing and reporting the Company’s earnings per share.

Ancillary Terrestrial Component (ATC)

On April 10, 2008, the United States Federal Communications Commission, or FCC, increased the Company’s ATC grant to a total of 19.275 MHz in the Company’s two bands. The FCC’s order is still subject to petitions for reconsideration and judicial review.

Revolving Credit Facility

In April 2008, the Company used a portion of the proceeds of the sale of the Notes to repay the $50.0 million outstanding under its revolving credit facility. The Company anticipates it will re-borrow these funds as needed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those incorporated by reference into this Report, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Although we believe that the forward-looking statements contained or incorporated by reference in this Report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

New risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

This “Management’s Discussion and Analysis of Financial Condition” should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition” and information included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The decline in the quality of two-way communication does not affect adversely our one-way Simplex data transmission services, including our new SPOT™ Satellite Messenger products and services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites.

To date, we have managed the two-way communication issue in various technical ways, including moving less impaired satellites to key orbital positions and launching eight spare satellites. Nonetheless, we have been unable to correct our two-way communication issues.

Although the rate of degradation of the S-band antennas has slowed in recent months, we continue to believe that the quality of two-way communication services will continue to decline, and by some time in 2008 substantially all of our satellites launched between 1998 and 2000, but not those satellites launched in 2007, will cease to be able to support two-way communications. Simplex data services, including our new SPOT products and services, will not be affected.

We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations. Among other things, we requested Thales Alenia Space to present a plan for accelerating delivery of the initial 24 satellites of our second-generation constellation by up to four months. In 2007, we accepted the first two portions of the Thales’ four-part sequential plan. See “Part I, Item 1A. Risk Factors—Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•                  Technological changes.  It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 59% of our total assets at March 31, 2008 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

•                   Capital expenditures.  We have incurred significant capital expenditures during 2006 and 2007 and we expect to incur additional significant expenditures through 2013 under the following commitments:

We estimate that procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.25 billion (exclusive of internal costs and capitalized interest), which we expect will be reflected in capital expenditures through 2013. The following obligations are included in this amount:

In November, 2006, we entered into a contract with Thales Alenia Space for the construction of our second-generation constellation. The total contract price, including subsequent additions, will be approximately €667.6 million (approximately $1,006.5 million at a weighted average conversion rate of €1.00 = $1.5076 at March 31, 2008, including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the aggregate amount of approximately €141.4 million (approximately $183.6 million) through March 31, 2008 under this contract. At our request, Thales Alenia Space has presented to us a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($10.6 million to $21.2 million at € 1.00 = $1.5800). In 2007, we accepted the first two portions of the Thales four-part sequential acceleration plan with an additional cost of €4.1 million ($6.5 million at €1.00 = $1.5800). We cannot provide assurances that any of the remaining acceleration will occur.

In March 2007, we entered into a €9.0 million (approximately $13.5 million at a weighted average conversion rate of €1.00 = $1.4965) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. We have made payments under this contract in the aggregate amount of approximately €2.9 million (approximately $3.9 million) through March 31, 2008.

In September, 2007, we entered into a contract with Arianespace (our “Launch Provider”) for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. We have made payments under this contract in the aggregate amount of approximately $18.4 million through March 31, 2008.

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

•    SPOT Satellite Messenger Addressable Market

We believe the addressable market for our SPOT satellite messenger products and services in North America alone is approximately 50 million units. Our objective is to capture 2-3% of that market by the end of 2010. The reach of our Simplex System, on which our SPOT satellite messenger products and services relies, covers approximately 50% of the world population. We intend to market our SPOT satellite messenger products and services aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

•    SPOT Satellite Messenger Pricing

The pricing for SPOT satellite messenger products and services and equipment is intended to be extremely competitive. Annual service fees currently range from $99.99 for our basic level plan to $149.98 for additional tracking capability. We expect the equipment will be sold to end users at $169.99 per unit.

•    SPOT Satellite Messenger Distribution

We are distributing and selling our new SPOT satellite messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of “Big Box” retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy Canada, Big 5 Sporting Goods, Big Rock Sports, Boater’s World, Cabela’s, Campmor, Joe’s Sport, London Drug, Outdoor and More, Gander Mountain, REI, Sportsman’s Warehouse, The Source by Circuit City dealers, Wal-Mart.com,

West Marine, DBL Distribution, D.H. Distributions, and CWR Electronics. Our objective is to sell SPOT satellite messenger products through approximately 5,000 distribution points by the end of the second quarter of 2008 and 10,000 in 2009. Currently, the SPOT satellite messenger is being sold in over 3,000 distribution points. We also intend to sell directly using our existing sales force into key vertical markets and through our direct e-commerce website (www.findmespot.com).

        SPOT satellite messenger products and services have been introduced only recently and their commercial introduction and their commercial success cannot be assured.

•                  Fluctuations in interest and currency rates.  Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs if debt is outstanding. A substantial portion of our revenue (43% for the three months ended March 31, 2008) is denominated in foreign currencies. In addition, a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

•                    Ancillary Terrestrial Component (ATC).  ATC is the integration of a satellite-based service with a terrestrial wireless service resulting in a hybrid mobile satellite service. The ATC network would extend our services to urban areas and inside buildings in both urban and rural areas where satellite services currently are impractical. We believe we are at the forefront of ATC development and are actively working to be among the first market entrants. To that end, we are considering a range of options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communication companies to capture the full potential of our spectrum and United States ATC license.

On October 31, 2007,  we entered into an agreement with Open Range Communications, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority.  Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. Commercial availability is expected to begin in selected markets in late 2008. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Based on Open Range’s business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a maximum value for this agreement between $0.30 - $0.40/MHz/POP. Upon the fulfillment of all contingencies, Open Range’s down payment will be $3.6 million and annual payments in the first six years of the agreement will range from approximately $1.2 million to $10.3 million, assuming Open Range has the ability to use all of the licensed spectrum covered by the agreement. The amount of the payments made to us will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system. We have also agreed to make a $5.0 million preferred equity investment in Open Range, $1.0 million of which was made on November 1, 2007. Under the agreement Open Range will have the right to use our spectrum within the United States in the 1.6 and 2.4 MHz bands to provide terrestrial wireless broadband services. Open Range will deploy portable broadband services via a WiMAX architecture within the targeted communities. In addition, Open Range has an option to expand this relationship over the next six years. The agreement is contingent on various conditions, including receiving authority from the FCC to use an expanded portion of our licensed spectrum for ATC services and such other FCC and other governmental approvals as may be required for the agreement, and Open Range’s completion of its equity and debt financing. In March 2008, Open Range secured approval for a $267 million broadband loan from the Department of Agriculture’s Rural Utilities Program.

In addition to our agreement with Open Range Communications, Inc., we hope to exploit additional ATC opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

On April 10, 2008, the FCC increased our ATC grant to a total of 19.275 MHz in our two bands. The FCC’s order is still subject to petitions for reconsideration and judicial review. This order was pursuant to a release from the FCC on November 9, 2007 of a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking dealing both with our June 2006 petition for rulemaking to expand its ATC-authorized spectrum to greater than 11 MHz and with the current L-band sharing arrangement between us and Iridium. In the ATC Notice of Proposed Rulemaking (“NPRM”) portion of the decision, the FCC requested comment on whether we should be authorized to provide ATC over an aggregate 19.275 MHz of our licensed spectrum, including the portion of our S-band between 2483.5 and 2495 MHz and in the portion of the L-band that we do not share with Iridium. The FCC did not propose to allow ATC in the 2496-2500 MHz portion of the S-band which we share with the Broadband Radio Service (“BRS”) or the 2495-2496 MHz guard band between our spectrum and that of BRS.

Service and Subscriber Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the three months ended March 31, 2008 and 2007.

	Three Months ended March 31, 2008		Three Months ended March 31, 2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Mobile	$11,203	51%	$14,017	60%
Fixed	951	4	1,564	7
Data	255	1	393	1
Simplex	879	4	430	2
IGO	860	4	916	4
Other(1)	1,862	8	146	1
Total Service Revenue	16,010	72	17,466	75

Subscriber Equipment Sales:
Mobile	2,524	11	2,846	13
Fixed	469	2	983	4
Data	2,207	10	294	1
Accessories	924	5	1,565	7
Total Subscriber Equipment Sales	6,124	28	5,688	25

Total Revenue	$22,134	100%	$23,154	100%

(1)             Includes engineering services and activation fees

Operating Income (Loss). We realized an operating loss of $11.6 million for the three months ended March 31, 2008 compared to an operating loss of $0.6 million for the same period in 2007. This decrease can be attributed primarily to lower service revenues and higher depreciation expense, non-cash compensation expense and advertising and marketing expense. Lower service revenue was a result of lower price service plans introduced to maintain our subscriber base despite two-way communication issues affecting our two-way service during the first three months of 2008. The higher depreciation expense resulted from placing six of our recently launched spare satellites into service. The higher advertising expense resulted from the launch of our SPOT satellite messenger product and services.

Independent Gateway Acquisition Strategy

Currently, 13 of the 25 gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. We have no financial interest in these independent gateway operators other than arms’ length contracts for wholesale minutes of service. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway operator acquisition strategy to establish operations in multiple territories with reduced demands on its capital. In addition, there are territories in which for political or other reasons, it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

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

However, acquisitions of independent gateway operators do require us to commit capital for acquisition of their assets, as well as management resources and working capital to support the gateway operations, and therefore increase our risk in operating in these territories directly rather than through the independent gateway operators. In addition, operating the acquired gateways increases our marketing, general and administrative expenses. Our credit agreement limits to $25.0 million the aggregate amount of cash we may invest in foreign acquisitions without the consent of our lender.

In March 2008, we acquired an independent gateway operator that owns three satellite gateway ground stations in Brazil for $6.5 million. We also incurred transaction costs of $0.2 million related to this acquisition. The purchase price was paid primarily in our Common Stock. We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

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

•       retail average monthly revenue per unit, or retail ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We define retail ARPU as ARPU generated from customers in territories where we own and operate our gateways;

•       operating income, which is an indication of our performance;

•       earnings before interest, taxes, depreciation and amortization, or EBITDA, which is an indicator of our financial performance; and

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

During the second quarter of 2007, we introduced an unlimited airtime usage service plan (called the Unlimited Loyalty Plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly fee. The unlimited loyalty plan incorporates a declining monthly price schedule that reduces the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at the fixed monthly price. We record revenue for this plan monthly based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, the balance in deferred revenue is recognized as revenue. At March 31, 2008 and December 31, 2007, our deferred revenue aggregated approximately $20.2 million (with $1.2 million included in non-current liabilities) and $20.4 million (with $1.0 million included in non-current liabilities), respectively.

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

Inventory

Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. Inventory is stated at the lower of cost or market. At the end of each quarter, product sales and returns from the previous twelve months are reviewed and any excess and obsolete inventory is written off. Cost is computed using the first-in, first-out (FIFO) method. Inventory allowances for inventories with a lower market value or that are slow moving are recorded in the period of determination.

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

Income Taxes

Until January 1, 2006, we were treated as a partnership for U.S. tax purposes. Generally, our taxable income or loss, deductions and credits were passed through to our members. We did have some corporate subsidiaries that required a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Effective January 1, 2006, we elected to be taxed as a C corporation in the United States. When an enterprise changes its tax status from non-taxable to taxable, under SFAS No. 109 the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, we recognized a gross deferred tax asset of $204.2 million and a gross deferred tax liability of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. We determined that it was more likely than not that we would not recognize the entire deferred tax asset; therefore, we established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million. We monitor the situation to ensure that, if and when we are more likely than not to be able to utilize more of the deferred tax asset, we will be able to reduce the valuation allowance accordingly. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 7 to our unaudited interim consolidated financial statements for the impact of this adoption on our financial statements.

Spare Satellites, Launch Costs and Second-Generation Satellites

Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to December 5, 2003, Old Globalstar recorded an impairment of these assets, and at December 5, 2003 they were carried at $0.9 million. The eight spare satellites were launched successfully in two separate launches of four satellites each in May 2007 and October 2007. Depreciation of these assets begins when the satellites are placed in service and begin to handle call traffic. As of March 31, 2008, six of the eight satellites are in service. As of March 31, 2008 and December 31, 2007, the spare satellites not in service were recorded at $32.1 million and $47.8 million, respectively. The amount relating to spare satellites that were placed into service during the three months ended March 31, 2008 (approximately $15.9 million), was classified within the Globalstar System as part of the space segment. These satellites are being depreciated over an estimated useful life of eight years.

In November 2006, we entered into a contract with Thales Alenia Space to construct 48 low-earth orbit satellites.  We entered into an additional agreement with Thales Alenia Space in March 2007 for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation.

In September 2007, we and our Launch Provider entered into an agreement for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each.  For further discussion, see Note 4 of the unaudited interim consolidated financial statements in Part I of this Report.

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

We account for our defined benefit pension and life insurance benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”), SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions,” (“SFAS 106”) and SFAS No. 158, “Employers’ Accounting Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”) which require that amounts recognized in financial statements be determined on an actuarial basis. We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006 and this adoption did not have any impact on our results of operation. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement.

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

Derivative Instrument

We utilize a derivative instrument in the form of an interest rate swap agreement to minimize our risk from interest rate fluctuations related to our variable rate credit agreement and minimize our risk from fluctuations related to the foreign currency exchange rates, respectively. We use the interest rate swap agreement to manage risk and not for trading or other speculative purposes. At the end of each accounting period, we record the derivative instrument on our balance sheet as either an asset or a liability measured at fair value. The interest rate swap agreement does not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement are recognized as “Interest rate derivative gain (loss)” over the life of the agreement. We provide collateral in the form of cash and securities equal to any negative value of the interest rate swap agreement.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007	% Change
Revenue:
Service revenue	$16,010	$17,466	(8)%
Subscriber equipment sales	6,124	5,688	8
Total revenue	22,134	23,154	(4)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,475	6,383	17
Cost of subscriber equipment sales	5,045	3,451	46
Marketing, general and administrative	15,748	11,482	37
Depreciation and amortization	5,418	2,424	124
Total operating expenses	33,686	23,740	42

Operating loss	(11,552)	(586)	1,871

Other income (expense):
Interest income	1,368	828	65
Interest expense	(997)	(311)	221
Interest rate derivative loss	(3,539)	(364)	872
Other income (expense)	8,251	1,234	569
Total other income (expense)	5,083	1,387	266

Income (loss) before income taxes	(6,469)	801	N/A
Income tax expense	166	357	(54)
Net income (loss)	$(6,635)	$444	N/A

Revenue.  Total revenue decreased by $1.0 million, or approximately 4%, to $22.1 million for the three months ended March 31, 2008, from $23.2 million for the three months ended March 31, 2007. This decrease is attributable primarily to lower service revenue which, we believe, stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues.  This resulted in a reduction in our retail ARPU during the three months ended March 31, 2008, which decreased by 11% to $38.14 from $42.71 for the three months ended March 31, 2007.

Service Revenue. Service revenue decreased $1.5 million, or approximately 8%, to $16.0 million for the three months ended March 31, 2008, from $17.5 million for the three months ended March 31, 2007. Although our subscriber base grew 8% to approximately 293,300 (including retail subscribers and those served through independent gateways) over the twelve-month period from March 31, 2007 to March 31, 2008, we experienced decreased retail ARPU.  At March 31, 2008, approximately 40% of the number of our subscribers consisted of retail subscribers. We believe that the two-way communication issues we first reported in February 2007 and related price reductions were the primary reasons for this reduction.

Subscriber Equipment Sales. Subscriber equipment sales increased by $0.4 million, or approximately 8%, to $6.1 million for the three months ended March 31, 2008, from $5.7 million for the three months ended March 31, 2007. This increase is attributable to the sales of our SPOT satellite messenger product.

Operating Expenses. Total operating expenses increased $9.9 million, or approximately 42%, to $33.7 million for the three months ended March 31, 2008, from $23.7 million for the three months ended March 31, 2007. This increase was due to costs related to the launch of our new SPOT satellite messenger product and services, higher non-cash stock compensation expense and higher depreciation expense as a result of placing six of our recently launched spare satellites into service. Consistent with higher subscriber equipment sales, higher costs of subscriber equipment also contributed to the increase in operating expenses for the three months ended March 31, 2008.

Cost of Services. Our cost of services for the three months ended March 31, 2008 and 2007 were $7.5 million and $6.4 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase in the cost of services during the three months ended March 31, 2008 is due to higher non-cash executive incentive compensation costs resulting from the change in our Executive Incentive Compensation Plan in August 2007.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales increased approximately $1.5 million, or 46%, to $5.0 million for the three months ended March 31, 2008, from $3.5 million for the three months ended March 31, 2007.  This increase was due primarily to higher equipment sales in the three months ended March 31, 2008 as compared to the same period in 2007 resulting from the introduction of our new SPOT satellite messenger product.

Marketing, General and Administrative. Marketing, general and administrative expenses increased approximately $4.2 million, or 37%, to $15.7 million for the three months ended March 31, 2008, from $11.5 million for the three months ended March 31, 2007. This increase was due primarily to higher non-cash executive compensation costs resulting from the change in the Executive Incentive Compensation Plan as well as increased advertising and marketing costs related to the launch of our new SPOT satellite messenger product and service.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $3.0 million, or 124%, to $5.4 million for the three months ended March 31, 2008, from $2.4 million for the three months ended March 31, 2007. This increase was due primarily to the additional depreciation associated with placing six of our recently-launched spare satellites into service.

Operating Loss. Our operating loss of $11.6 million for the three months ended March 31, 2008, increased $11.0 million from an operating loss of $0.6 million for the three months ended March 31, 2007. The increase was due primarily to lower retail ARPU as a consequence of our two-way communication issues. Additionally, higher non-cash executive incentive compensation, higher advertising and marketing costs and higher depreciation expense associated with placing six of our recently-launched spare satellites into service also contributed to the decrease in our operating income during the three months ended March 31, 2008.

Interest Income. Interest income increased by $0.5 million for the three months ended March 31, 2008. This increase was due to increased cash balances on hand.

Interest Expense. Interest expense increased by $0.7 million, to $1.0 million for the three months ended March 31, 2008 from $0.3 million for the three months ended March 31, 2007. This increase was primarily due to higher levels of debt outstanding during the first quarter of 2008.

Interest Rate Derivative Loss. Interest rate derivative loss increased by $3.2 million for the three months ended March 31, 2008 from a loss of $0.4 million for three months ended March 31, 2007. This increase was due to a decline in the fair value of our interest rate swap agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income increased by $7.0 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily as a result of the favorable exchange rate on the Euro denominated escrow account for our second-generation constellation procurement contract resulting from the decline of the U.S. dollar vis-à-vis the Euro.

Income Tax Expense. Income tax expense for the three months ended March 31, 2008 was $0.2 million compared to $0.4 million during the same period in 2007. This was due primarily to lower revenues during the three months ended March 31, 2008.

Net Income (Loss). Our net income decreased approximately $7.0 million to a loss of $6.6 million for the three months ended March 31, 2008, from net income of $0.4 million for the three months ended March 31, 2007. This decrease was due primarily to the lower retail ARPU as a consequence of our two-way communication issues and higher non-cash executive incentive compensation, advertising, marketing and depreciation expenses during the three months ended March 31, 2008.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Net cash from (used in) operating activities	$(1,580)	$(17,656)
Net cash from (used in) investing activities	(109,322)	(30,005)
Net cash from financing activities	96,000	23,755
Effect of exchange rate changes on cash	(8,186)	(373)
Net decrease in cash and cash equivalents	$(23,088)	$(24,279)

Currently, our principal sources of liquidity are our credit agreement with Thermo Funding and our existing cash and internally generated cash flow from operations.

At April 1, 2008, our principal short-term liquidity needs were:

•                                          to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and launch related costs, in a total amount not yet determined, but which will include approximately €118.1 million (approximately $223.8 million at a weighted average conversion rate of €1.00 = $1.5240 at March 31, 2008, including approximately €28.8 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940) payable to Thales Alenia Space by March 2009 under the purchase contract for our second-generation satellites. The amount payable to Thales Alenia Space by March 2009 under the contract for construction of the Control Network Facility is approximately €5.7 million (approximately $9.0 million at €1.00 = $1.5800); and

•                                          to fund our working capital ($40.9 million at March 31, 2008, which our management believes is sufficient for our present requirements).

During the three months ended March 31, 2008 and the year ended December 31, 2007, our principal sources of liquidity were:

Dollars in millions	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Cash on-hand at beginning of period	$37.6	$43.7

Borrowings under Thermo Funding credit agreement	$100.0	50.0

Purchase of Common Stock by Thermo Funding	$—	$152.7

Cash generated (used) by operations	$(1.6)	$(7.7)

We expect to fund our short-term liquidity requirements from the following sources:

•                                          net proceeds of approximately $145.6 million from our Convertible Senior Notes offering which closed on April 15, 2008, ($14.6 million was related to Convertible Senior Notes sold under the over-allotment option which closed on May 8, 2008). Of this amount, approximately $25.5 million is held in an escrow account which may be used for making the first six semi-annual interest payments on the Convertible Senior Notes;

•                                          cash on hand ($14.5 million at March 31, 2008); and

•                                          cash in our escrow account, which will be used periodically to pay down our obligation to Thales Alenia Space.

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

We expect to fund our long-term capital needs with cash flow from operations, which we expect will be generated primarily from sales of our Simplex products and services, including our new SPOT products and services, and, if necessary, the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. See “Capital Expenditures” below and “Part I, Item 1A. Risk Factors—We must generate significant cash flow from operations and have to raise additional capital in order to complete our second-generation satellite constellation” in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 13 to the unaudited interim consolidated financial statements.

Our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including our ability to achieve positive cash flow from operations despite the problems with our satellite constellation described elsewhere, the willingness of others to invest in us and trends in our industry and technology discussed elsewhere in this Report. In addition to these general and economic and industry factors, the principal factors affecting our cash flows will be our ability to continue to provide attractive and competitive services and products, successfully manage our two-way communication issues until we can deploy our second-generation satellite constellation, increase our number of subscribers and retail average revenue per unit, control our costs, and maintain our margins and profitability. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs. In assessing our liquidity, our management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, the contractual rates that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.

Net Cash from Operating Activities

Net cash used by operating activities for the three months ended March 31, 2008 decreased to a cash outflow of $1.6 million from a cash outflow of $17.7 million for the three months ended March 31, 2007.  This decrease was due primarily to lower inventory purchases during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Net Cash from Investing Activities

Cash used in investing activities was $109.3 million for the three months ended March 31, 2008, compared to $30.0 million for the same period in 2007. This increase was the result of higher capital expenditures associated with construction expenses for our second-generation satellite constellation.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $72.2 million to $96.0 million from $23.8 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily the result of $100.0 million of term loans borrowed from Thermo Funding under our credit agreement in the three months ended March 31, 2008.

Capital Expenditures

Our capital expenditures consist primarily of procurement and launch of our second-generation satellite constellation and upgrading our gateways and other ground facilities. We have begun construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway is expected to be fully operational in the second half of 2008.

In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation. The total contract price, including subsequent additions, is €667.6 million (approximately $1,006.5 million at a weighted average conversion rate of €1.00 = $1.5076 at March 31, 2008, including approximately €146.3 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately $183.6 million in related costs through March 31, 2008. In addition, $126.0 million is held in an escrow account that will be used for future payments on this contract. At our request, Thales Alenia Space has presented to us a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($10.6 million to $21.2 million at €1.00 = $1.5800). In 2007, we authorized the first two portions of the Thales four-part sequential plan with an additional cost of €4.1 million ($6.5 million at €1.00 = $1.5800). We cannot assure you that any of the remaining acceleration will occur.

In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.0 million (approximately $13.5 million at a weighted average conversion rate of €1.00 = $1.4965) consisting of

€4.0 million for the Satellite Operations Control Centers, €3.0 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have made payments in the aggregate amount of approximately €2.9 million (approximately $3.9 million) through March 31, 2008.

In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.0 million. As of March 31, 2008, we have made payments in the aggregate amount of approximately $18.4 million associated with our launch services contract.  The anticipated time period for the first four launches ranges from as early as the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule.

The total cost for the satellites and launches under these contracts with Thales Alenia Space and our Launch Provider are included in the estimated $1.25 billion (which is exclusive of internal costs and capitalized interest and the majority of which is denominated in Euros) of capital expenditures which we currently anticipate will be required to procure and deploy our second-generation satellite constellation and related gateway upgrades. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of Common Stock to Thermo Funding under the irrevocable standby stock purchase agreement, the proceeds from our initial public offering and borrowings under our credit agreement to fund the approximately $363.1 million (excluding internal costs and capitalized interest but including $126.0 million which is held in escrow pursuant to the contract for the procurement of our second-generation satellite constellation to secure our payment obligations under that contract) paid through March 31, 2008. We expect to fund the balance of the capital expenditures through cash generated by our duplex voice and data services, new SPOT satellite messenger products and services and other Simplex devices and services, proceeds from our Convertible Senior Notes Offering which closed on April 15, 2008, and if necessary, future debt financings, additional equity financings or a combination of these potential sources. The extent of our need for external capital, which we expect to be substantial, will vary depending on the success of our SPOT satellite messenger products and services and other commercial factors. This funding may not be available to us on acceptable terms, or at all.

The amount of actual and anticipated capital expenditures related to the construction of the second-generation constellation and satellite operations control centers and the launch services contracts is presented in the table below (in millions):

	Currency	Payments through March 31,	Estimated Future Payments
Contract	of Payment	2008	2008	2009	2010	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€141.4	€111.5	€94.6	€92.3	€227.8	€667.6
Thales Alenia Satellite Operations Control Centers	EUR	€2.9	€5.2	€0.9	€0.0	€0.0	€9.0
Arianespace Launch Services	USD	$18.4	$23.6	$112.9	$55.1	$0.0	$210.0

The exchange rate on March 31, 2008 was €1.00 = $1.5800. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”

Cash Position and Indebtedness

As of March 31, 2008, our total cash and cash equivalents were $14.5 million and we had total indebtedness of $150.0 million, compared to total cash and cash equivalents and total indebtedness at December 31, 2007 of $37.6 million and $50.0 million, respectively.

Credit Agreement

On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. The credit agreement as currently in effect provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. At March 31, 2008, we had drawn $50.0 million under the revolving credit facility, which was subsequently repaid in full in April 2008 with a portion of the proceeds of our Convertible Senior Notes offering. The delayed draw term loan could be drawn after January 1, 2008 and prior to August 16, 2009. Since January 1, 2008, we have drawn an aggregate of $100.0 million of the delayed draw term loan. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $250.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent. We have not sought commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists and if we are in pro-forma compliance with all of the financial covenants of the credit agreement.

The credit agreement limits the amount of our capital expenditures, requires us to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after we place 24 of our second-generation satellites into service and at the end of each fiscal quarter thereafter, we must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. We were in compliance with these debt covenants at March 31, 2008.

All loans will mature on December 31, 2012. Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or the Federal Funds rate plus 3.25% to 3.75%. We had borrowings of $150.0 million under the revolving credit facility at March 31, 2008. The delayed draw term loan bears interest at LIBOR plus 6.0% or the greater of the prime rate or the Federal Funds rate plus 5.0%, and the delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. The loans may be prepaid without penalty at any time.

To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See “Note 12: Derivatives” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. Upon the assumption of the credit agreement by Thermo Funding, the interest rate swap agreement was amended to require us to provide collateral in cash and securities equal to the negative value of the interest rate swap. At March 31, 2008, the negative value of the interest rate swap was approximately $9.5 million and was classified as a non-current liability.

Irrevocable Standby Stock Purchase Agreement

In connection with the execution of the initial Wachovia credit agreement on April 24, 2006, we entered into an irrevocable standby stock purchase agreement with Thermo Funding pursuant to which it agreed to purchase under the circumstances described below up to 12,371,136 shares of our Common Stock at a price per share of approximately $16.17

(approximately $200.0 million in the aggregate), without regard to any future increase or decrease in the trading price of our Common Stock. Thermo Funding’s obligation to purchase these shares was secured by the escrow of cash and marketable securities in an amount equal to 105% of its unfunded commitment.

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

The agreement terminated on the earliest of December 31, 2011, our payment in full of all obligations under the credit agreement or Thermo Funding’s purchase of all of the stock subject to its obligations under the agreement. Thermo Funding could elect at any time to purchase any unpurchased stock. Thermo Funding completed its purchase of all shares subject to the agreement on November 2, 2007. All requirements were fulfilled by Thermo Funding by November 2007. As required by the pre-emptive rights provisions contained in our former certificate of incorporation, we intend to offer our stockholders as of June 15, 2006 who are accredited investors (as defined under the Securities Act of 1933) and who received 36 or more shares of our Common Stock as a result of the Old Globalstar bankruptcy, the opportunity to purchase shares of our Common Stock on substantially the same terms as Thermo Funding. These stockholders, excluding stockholders who have waived their pre-emptive rights, will be entitled to purchase, and upon entering into a commitment may elect to purchase at any time thereafter, up to 785,328 additional shares of our Common Stock at approximately $16.17 per share in the pre-emptive rights offering.

Contractual Obligations and Commitments

At March 31, 2008, we have a remaining commitment to purchase a total of $54.8 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM. We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories. We expect to fund this remaining commitment from our working capital, funds generated by our operations, proceeds from our convertible notes offering which closed on April 15, 2008 and, if necessary, additional capital from the issuance of equity or debt.

Effective August 10, 2007 (the “Effective Date”), our board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of our Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under our 2006 Equity Incentive Plan to five executive officers (the “Participants”). Each Award Agreement provides that the recipient will receive awards of restricted Common Stock or restricted stock units, which upon vesting, each entitle him to one share of our Common Stock. Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new Award Agreements extend the vesting period by up to two years and provide for payment in shares of Common Stock instead of cash, thereby enabling us to conserve our cash for capital expenditures for the procurement and launch of our second-generation satellite constellation and related ground station upgrades.

In November 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We have contracted separately with our Launch Provider for launch services and will do so for launch insurance for the satellites. In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each. For a schedule of contractual payments, see “Capital Expenditures” under Liquidity and Capital Resources.

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

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments,” we have entered into two separate contracts with Thales Alenia Space to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services, and to construct the Satellite Operations Control Centers, Telemetry Command Units and In-Orbit Test Equipment for our second-generation satellite constellation. A substantial majority of the payments under the Thales Alenia Space agreements is denominated in Euros.

Our interest rate risk arises from our variable rate debt under our credit agreement, under which loans bear interest at a floating rate based on the U.S. prime rate or LIBOR. Assuming that we borrowed the entire $150.0 million in revolving and term debt available under our credit agreement, and without giving effect to the hedging arrangement described in the next sentence, a 1.0% change in interest rates would result in a change to interest expense of approximately $1.5 million annually. To hedge a portion of our interest rate risk, we have entered into a five-year interest rate swap agreement with respect to a $100.0 million notional amount at a fixed rate of 5.64%. See “Note 12: Interest Rate Derivative” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

Our exposure to fluctuations in currency exchange rates has increased significantly as a result of contracts for the construction of our second-generation constellation satellite and the related control network facility, which are primarily payable in Euros. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance related to these contracts of approximately €503.6 million on March 31, 2008, would result in $7.96 million of additional payments. See “Note 4: Property and Equipment” of the Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 4. Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2008, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three months ended March 31, 2008.

(b)                               Changes in internal control over financial reporting.

As of March 31, 2008, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain litigation matters as discussed elsewhere in this Report. For more detailed information on litigation matters outstanding please see Note 10 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. From time to time, we are involved in various other litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial conditions.

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission (“SEC”), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks.  We do not believe there have been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. We advise you to review that report, which we filed on March 17, 2008.

Item 6. Exhibits

Number	Description

4.1*	Indenture dated as of April 15, 2008 between Globalstar, Inc. and U.S. Bank, National Association (Exhibit 4.1 to Current Report on Form 8-K filed April 16, 2008)

4.2*	First Supplemental Indenture dated as of April 15, 2008 between Globalstar, Inc. and U.S. Bank, National Association (Exhibit 4.2 to Current Report on Form 8-K filed April 16, 2008)

4.3*	Form of Global 5.75% Convertible Senior Note due 2028 (included as part of Exhibit 4.2)

10.1*	Pledge and Escrow Agreement dated as of April 15, 2008 among Globalstar, Inc., U.S. Bank, National Association, as Trustee and U.S. Bank, National Association, as Escrow Agent

10.2*	Share Lending Agreement dated as of April 10, 2008 among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.3†	Spectrum Manager Lease Agreement dated as of October 31, 2007 between Globalstar Licensee LLC and Open Range Communications, Inc.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

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

GLOBALSTAR, INC.

	By:	/s/ JAMES MONROE III
Date: May 9, 2008		James Monroe III
Chairman and Chief Executive Officer

	By:	/s/ FUAD AHMAD
Date: May 9, 2008		Fuad Ahmad
Vice President and Chief Financial Officer