Form 10-Q
period 2008-06-30
Globalstar, Inc.
filed 2008-08-11
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐        No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of August 4, 2008, there were outstanding 113,351,878 shares of Common Stock, par value $0.0001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue:
Service revenue	$16,673	$19,984	$32,683	$37,450
Subscriber equipment sales	6,326	5,853	12,450	11,541
Total revenue	22,999	25,837	45,133	48,991
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	8,607	6,738	16,082	13,121
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	4,118	4,557	9,099	8,008
Cost of subscriber equipment sales – Impairment of assets	349	17,255	413	17,255
Total cost of subscriber equipment sales	4,467	21,812	9,512	25,263
Marketing, general, and administrative	15,482	10,634	31,230	22,116
Depreciation and amortization	6,521	2,537	11,939	4,961
Total operating expenses	35,077	41,721	68,763	65,461
Operating loss	(12,078)	(15,884)	(23,630)	(16,470)
Other income (expense):
Interest income	1,565	691	2,933	1,519
Interest expense	(472)	(385)	(1,469)	(696)
Interest rate derivative gain	3,743	1,910	204	1,546
Other	(77)	(187)	8,174	1,047
Total other income (expense)	4,759	2,029	9,842	3,416
Loss before income taxes	(7,319)	(13,855)	(13,788)	(13,054)
Income tax expense (benefit)	29	(1,168)	195	(811)
Net loss	$(7,348)	$(12,687)	$(13,983)	$(12,243)
Loss per common share:
Basic	$(0.09)	$(0.17)	$(0.17)	$(0.16)
Diluted	(0.09)	(0.17)	(0.17)	(0.16)
Weighted-average shares outstanding:
Basic	84,029	75,657	83,243	74,660
Diluted	84,029	75,657	83,243	74,660

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$25,596	$37,554
Accounts receivable, net of allowance of $4,607 (2008) and $4,177 (2007)	11,461	12,399
Inventory	62,441	54,939
Advances for inventory	9,756	9,769
Deferred tax assets	1,238	1,257
Prepaid expenses and other current assets	8,339	3,262
Total current assets	118,831	119,180

Property and equipment:
Spare satellites and related launch costs	—	47,848
Second-generation satellites, launch costs and ground segment	311,003	147,998
Globalstar System, net	129,044	84,939
Other property and equipment, net	11,764	9,318
	451,811	290,103

Other assets:
Restricted cash	135,614	80,871
Deferred tax assets	20,534	20,303
Other assets, net	16,436	2,518
Total assets	$743,226	$512,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,900	$8,400
Accrued expenses	23,524	17,650
Payables to affiliates	1,269	1,487
Deferred revenue	16,612	19,396
Total current liabilities	54,305	46,933

Borrowings under revolving credit facility	—	50,000
Long term debt	100,000	—
Long term convertible senior notes	150,000	—
Employee benefit obligations, net of current portion	1,573	1,779
Other non-current liabilities	33,920	8,719
Total non-current liabilities	285,493	60,498

Ownership equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized, issued and outstanding — none	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized, 113,354 shares issued and outstanding at June 30, 2008 and 83,693 shares issued and outstanding at December 31, 2007	11	8
Additional paid-in capital	421,063	407,743
Accumulated other comprehensive income	1,955	3,411
Retained deficit	(19,601)	(5,618)
Total ownership equity	403,428	405,544

Total liabilities and shareholders’ equity	$743,226	$512,975

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(13,983)	$(12,243)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred income taxes	(269)	(952)
Depreciation and amortization	11,939	4,961
Interest rate derivative loss	(204)	(1,546)
Stock-based compensation expense	7,003	724
Loss (gain) on disposal of fixed assets	80	(138)
Provision for bad debts	672	885
Interest income on restricted cash	(2,474)	(986)
Contribution of services	225	174
Cost of subscriber equipment sales - impairment of assets	413	17,255
Amortization of deferred financing costs	262	221
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	239	2,901
Inventory	(10,025)	(17,879)
Advances for inventory	(270)	4,461
Prepaid expenses and other current assets	(186)	(246)
Other assets	(1,996)	303
Accounts payable	(2,281)	(8,497)
Payables to affiliates	(142)	(26)
Accrued expenses and employee benefit obligations	(2,734)	(3,661)
Other non-current liabilities	1,707	(623)
Deferred revenue	(2,429)	(1,559)
Net cash from operating activities	(14,453)	(16,471)
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(132,581)	(72,867)
Second-generation ground	(5,074)
Property and equipment additions	(2,827)	(1,756)
Proceeds from sale of property and equipment	146	268
Investment in businesses	(2,000)	—
Cash acquired on purchase of subsidiary	1,839	—
Restricted cash	(43,639)	—
Net cash from investing activities	(184,136)	(74,355)
Cash flows from financing activities:
Borrowings from long-term convertible senior notes	150,000	—
Borowings from long term debt	100,000	—
Repayment of revolving credit loan	(50,000)	—
Proceeds from irrevocable standby stock purchase agreement	—	59,255
Deferred financing cost payments	(4,854)	(1,011)
Reduction in derivative margin account balance requirements	335	—
Net cash from financing activities	195,481	58,244
Effect of exchange rate changes on cash	(8,850)	(1,042)
Net decrease in cash and cash equivalents	(11,958)	(33,624)
Cash and cash equivalents, beginning of period	37,554	43,698
Cash and cash equivalents, end of period	$25,596	$10,074
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,613	$2,119
Income taxes	$157	$18
Supplemental disclosure of non-cash financing and investing activities:
Conversion of redeemable Common Stock to Common Stock	$—	$1,249
Accrued launch costs and second-generation satellites costs	$8,308	$5,709
Capitalization of interest for spare and second-generation satellites and launch costs	$4,389	$—
Vendor financing of second-generation satellites	$16,408	—
Fair value of assets acquired on purchase of subsidiary	$19,928	$—
Fair value of liabilities assumed on purchase of subsidiary	$13,211	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year or any future period. Globalstar’s results of operations are subject to seasonal usage changes. The months of April through October are typically peak months for service revenues and equipment sales. Government customers in North America tend to use Globalstar’s services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

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

Other income (expense) includes foreign exchange transaction gains (losses) of $(0.1) million and $8.1 million for the three and six months ended June 30, 2008, respectively, and $(0.2) million and $1.1 million for the three and six months ended June 30, 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 initially was to be effective for the Company on January 1, 2008. However, on February 12, 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-b, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to establishing guidelines for measuring fair value of financial assets and liabilities and non-financial assets and non-financial liabilities that are recognized at fair value on a recurring basis. This adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008, the Company adopted SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires a company to convey better the purpose of derivative use in terms of the risks that it is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS No. 161 to have a material impact, if any, on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

Note 2: Basic and Diluted Loss Per Share

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

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(7,348)	84,029	$(0.09)	$(13,983)	83,243	$(0.17)

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(12,687)	75,657	$(0.17)	$(12,243)	74,660	$(0.16)

For the three and six months ended June 30, 2008 and 2007, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

Shares issued under the Share Lending Agreement are excluded from the computation of earnings per share (Note 13).

Note 3:  Acquisitions

On March 25, 2008, the Company completed its acquisition of an independent gateway operator that owns and operates three gateway ground stations in Brazil. Pursuant to the terms of the acquisition, the Company acquired all of the outstanding equity of the independent gateway operator for $6.5 million, including $6.0 million payable in Common Stock of the Company and $0.5 million in release of service fees owed to the Company by the independent gateway operator. The Company also incurred transaction costs of $0.2 million. Earlier in 2008, the Company received the necessary Agencia Nacional de Telecomunicacoes (ANATEL) regulatory approval. The acquisition allows the Company to expand its coverage in South America and engage in discussions with potential partners to provide ancillary terrestrial component or ATC-type services in Brazil.

The following table summarizes the Company’s preliminary allocation of the estimated values of the assets acquired and liabilities assumed in the acquisition (in thousands):

March 25, 2008
Current assets	$7,695
Property and equipment	6,872
Long-term assets	5,361
Total assets acquired	19,928
Current liabilities	6,419
Long-term liabilities	6,792
Total liabilities assumed	13,211
Net assets acquired	$6,717

Note 4: Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Globalstar System:
Space segment	$133,012	$85,142
Ground segment	27,909	21,530
Second-generation satellites and related launch costs	305,945	147,998
Second-generation ground segment	5,074	—
Spare satellites and related launch costs	—	47,848
Furniture and office equipment	16,021	14,417
Land and buildings	3,084	2,478
Leasehold improvements	714	717
Construction in progress	2,774	1,132
	494,533	321,262
Accumulated depreciation	(42,722)	(31,159)
	$451,811	$290,103

Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and related launch costs, second-generation satellites and related launch costs, second-generation ground segment and support equipment located in various countries around the world.

On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price, including subsequent additions, is approximately €667.7 million (approximately $1.005.9 million at a weighted average conversion rate of €1.00 = $1.5065 at June 30, 2008) including approximately €146.8 million which will be paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At June 30, 2008, $104.0 million was held in escrow to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation. Funds that the Company deposits into the escrow account to support this contract will be used to make payments under this contract in the future. At the Company’s request, Thales Alenia Space has presented a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($10.6 million to $21.2 million at €1.00 = $1.5799).  In 2007, the Company authorized the first two portions of the Thales’ four-part sequential plan with an additional cost of €4.1 million ($6.5 million at €1.00 = $1.5799). The Company cannot provide assurances that any of the remaining acceleration will occur.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.1 million (approximately $13.4 million at a weighted average conversion rate of €1.00 = $1.4734) consisting of €4.0 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

On September 5, 2007, the Company and Arianespace (the “Launch Provider”) entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider will make four launches of six satellites each, and the Company has the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $210.1 million. See “Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures” for a schedule of the payments to the Launch Provider. The anticipated time period for the first four launches ranges from the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by the Company or the Launch Provider may result in adjustments to the payment schedule.

To augment its existing satellite constellation, the Company successfully launched eight spare satellites in two separate launches of four satellites each on May 29, 2007 and October 21, 2007. The Company no longer has any spare satellites remaining to be launched.  As of June 30, 2008, all of the eight spare satellites had been placed into service and were handling call traffic.

On May 14, 2008, the Company and Hughes Network Systems, LLC (“Hughes”) entered into an agreement under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The RANs, when completed, will be covered by a limited one-year warranty, with an option for the Company to extend the warranty. The agreement contains customary arbitration and indemnification provisions.

As of June 30, 2008 and December 31, 2007, capitalized interest recorded was $9.4 million and $1.1 million, respectively. Interest capitalized during the three and six months ended June 30, 2008 was $5.5 million and $8.3 million, respectively. No interest was capitalized during the three and six months ended June 30, 2007. Depreciation expense for the three and six months ended June 30, 2008 was $6.5 million and $11.8 million, respectively, and $2.5 million and $4.9 million for the three and six months ended June 30, 2007, respectively.

Note 5: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions, excluding interest, and are comprised of the following (in thousands):

	June 30, 2008	December 31, 2007

QUALCOMM	$1,037	$1,286
Thermo Capital Partners	232	201
	$1,269	$1,487

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three and six months ended June 30, 2008, total expenses were approximately $82,000 and $110,000, respectively, and $98,000 for each of the three and six months ended June 30, 2007.

For the three and six months ended June 30, 2008, the Company also recorded approximately $112,000 and $225,000, respectively, of non-cash expenses related to services provided by two executive officers of Thermo and the Company who receive no compensation from the Company, which were accounted for as a contribution to capital. For the three and six months ended June 30, 2007, the Company recorded $87,000 and $174,000, respectively, of expenses related to services provided by officers of Thermo, which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

Note 6: Other Related Party Transactions

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with QUALCOMM. Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 7.5% to 25% of the total order as advances for inventory.  As of June 30, 2008 and December 31, 2007, total advances to QUALCOMM for inventory were $9.4 million and $9.7 million, respectively. As of June 30, 2008 and December 31, 2007, the Company had outstanding commitment balances of approximately $52.7 million and $57.0 million, respectively.

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

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. The credit agreement as currently in effect provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. As of June 30, 2008, the Company did not have any outstanding drawings under the revolving credit facility, but all $100.0 million of the delayed draw term loan facility was outstanding. As of December 31, 2007, the Company had drawn $50.0 million of the revolving credit facility but none of the delayed draw term loan was outstanding.

All loans will mature on December 31, 2012.  Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%.  The delayed draw term loan bears interest at either 5% plus the greater of the prime rate and the Federal Funds rate plus 0.5%, or LIBOR plus 6%.  The delayed draw term loan facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during the three and six months ended June 30, 2008 were $44,000 and $0.2 million, respectively. Commitment fees related to the loans, incurred during the three and six months ended June 30, 2007, were $0.5 million and $1.1 million, respectively. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The loans may be prepaid without penalty at any time.

Purchases and other transactions with Affiliates

Total purchases and other transactions from affiliates, excluding interest, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

QUALCOMM	$3,023	$9,735	$5,904	$22,692
Other affiliates	103	5,461	1,568	7,364
Total	$3,126	$15,196	$7,472	$30,056

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

The application of FIN 48 resulted in a cumulative adjustment of $0.6 million which decreased retained earnings. This decrease was a result of an unrecognized tax benefit of approximately $73.7 million which was substantially offset by the application of a valuation allowance. The unrecognized tax benefit of $74.5 million at December 31, 2007 did not change significantly during the three and six months ended June 30, 2008. In addition, future changes in the unrecognized tax benefit may not have an impact on the effective tax rate due to the existence of the valuation allowances on most of the Company’s deferred tax assets.

The Company has been notified that one of its subsidiaries and its predecessor, Globalstar L.P. are currently under audit for the 2004 and 2005 tax years. During the audit period, the Company and its subsidiaries were taxed as partnerships. Neither the Company nor any of its subsidiaries, except for the one noted above, are currently under audit by the Internal Revenue Service (“IRS”) or by any state jurisdiction in the United States. The Company’s corporate U.S. tax returns for 2006 and 2007 and U.S. partnership tax returns filed for years before 2006 remain subject to examination by tax authorities. In the Company’s international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years in most of the Company’s major international tax jurisdictions.

Note 8: Comprehensive Income (Loss)

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

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(7,348)	$(12,687)	$(13,983)	$(12,243)
Other comprehensive income:
Foreign currency translation adjustments	(409)	2,886	(1,456)	2,696
Minimum pension liability adjustment	—	(203)	—	(203)

Total comprehensive income (loss)	$(7,757)	$(10,004)	$(15,439)	$(9,750)

Note 9: Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. Approximately 1.2 million  and 1.9 million restricted stock awards and restricted stock units (including grants to both employees and executives) were granted during the three and six months ended June 30, 2008, respectively. In January 2008, the Company’s Board of Directors approved the addition of approximately 1.7 million shares of the Company’s Common Stock to the shares available for issuance under the Equity Plan. The Company’s stockholders approved the Amended and Restated Equity Plan on May 13, 2008, which added an additional 3.0 million shares of the Company’s Common Stock to the shares available for issuance under the Equity Plan.

Note 10: Litigation and Other Contingencies

The Company is involved in certain litigation matters as discussed below.

On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”) in the United States District Court for the Southern District of New York alleging that the Company’s registration statement related to its initial public offering (“IPO”) in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. On August 15, 2007, the lead plaintiff filed its Securities Class Action Consolidated Amended Complaint reasserting claims against the Company and the Company’s CEO and CFO, and adding as defendants the three co-lead underwriters of the IPO, Wachovia Capital Markets, LLC, JPMorgan Securities, Inc. and Jefferies & Company, Inc. On November 15, 2007, plaintiffs filed a Second Amended Complaint. That complaint, which is what is currently before the Court, cites a drop in the trading price of the Company’s Common Stock that followed its filing, on February 5, 2007, of a Current Report on Form 8-K relating in part to changes in the condition of its satellite constellation. It seeks, on behalf of a class of purchasers of the Company’s Common Stock who purchased shares in the IPO, recovery of damages under Sections 11 and 15 of the Securities Act of 1933, and rescission under Section 12(a)(2) of the Securities Act of 1933. On February 15, 2008, all of the Defendants filed motions to dismiss the Second Amended Complaint. The Plaintiff’s response to these motions was filed on April 15, 2008, and Defendants’ reply memorandum was filed May 15, 2008. The Company intends to continue to defend the matter vigorously.

On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE). The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because Globalstar did not perform according to its representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and the Company filed a motion to dismiss the complaint on July 6, 2007. On September 25, 2007, the court issued an order granting in part and denying in part the Company’s motion. Subsequently, on October 17, 2007, the plaintiffs filed their Second Amended Complaint, and Globalstar filed a reply and second motion to dismiss. On February 6, 2008, the judge granted Globalstar’s motion in part and denied it in part, thereby narrowing the scope of the case. A mandatory mediation session was held March 10, 2008 and discovery related solely to the issue of certification of the class was completed in April 2008. A hearing on Plaintiffs’ motion for class certification and Globalstar’s motion for summary judgment is scheduled for November 3, 2008.

On April 24, 2007, Mr. Jean-Pierre Barrette filed a motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada. Mr. Barrette asserted claims based on Quebec law related to his alleged problems with Globalstar Canada’s service. In June 2008 Globalstar Canada and the plaintiff settled the case for an immaterial amount.  The settlement was approved by the court on June 25, 2008 and class members had until July 28, 2008 to exclude themselves from the class.

The Company is under a sales and use tax examination by the California Board of Equalization for tax years ended 2005, 2006 and 2007. The Company believes that the amount accrued on its books related to sales and use tax contingency is adequate.

From time to time, the Company is involved in various other litigation matters involving ordinary and routine claims incidental to its business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 11: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service:
United States	$8,345	$11,206	$16,675	$20,253
Canada	5,351	6,881	11,122	13,344
Europe	1,027	1,121	2,072	2,067
Central and South America	1,761	519	2,418	1,229
Others	189	257	396	557
Total service revenue	16,673	19,984	32,683	37,450
Subscriber equipment:
United States	3,443	1,904	5,988	5,053
Canada	1,684	1,293	4,012	2,737
Europe	588	2,061	1,419	2,903
Central and South America	607	243	992	459
Others	4	352	39	389
Total subscriber equipment revenue	6,326	5,853	12,450	11,541

Total revenue	$22,999	$25,837	$45,133	$48,991

Note 12: Interest Rate Derivative

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 6), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The fair value of the interest rate swap agreement as measured on a recurring basis as of June 30, 2008 and December 31, 2007 is presented in the table below.

Fair Value Measurements at June 30, 2008 using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
(In Thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other non-current liabilities:

Interest rate derivative	$5,949	$—	$5,745	$—	$5,745

Total non-current liabilities measured at fair value	$5,949	$—	$5,745	$—	$5,745

The increase in fair value for the three and six months ended June 30, 2008, of approximately $3.7 million and $0.2 million, respectively, was recognized as “Interest rate derivative gain” in the accompanying Consolidated Statements of Operations.

Note 13: Recent Public Offerings

Convertible Senior Note Offering

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

The sale of $135.0 million aggregate principal amount of the Notes was completed on April 15, 2008. The Convertible Notes Underwriters subsequently executed their over-allotment option and purchased an additional $15.0 million aggregate principal amount of the Notes on May 8, 2008. The sale of the Notes was registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-3 (File No. 333-149798), as supplemented by a prospectus supplement and a free-writing prospectus, both dated April 10, 2008.

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

Subject to certain exceptions set forth in the Indenture, the Notes are subject to repurchase for cash at the option of the holders of all or any portion of the Notes (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the Company’s Common Stock, as further described below.

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

Holders who convert their Notes in connection with certain events occurring on or prior to April 1, 2013 constituting a “make whole fundamental change” (as defined below) will be entitled to an increase in the conversion rate as specified in the Indenture. The number of additional shares by which the applicable base conversion rate will be increased will be determined by reference to the applicable table below and is based on the date on which the make whole fundamental change becomes effective (the “effective date”) and the price (the “stock price”) paid, or deemed paid, per share of the Company’s common stock in the make whole fundamental change, subject to adjustment as described below.  If the holders of common stock receive only cash in a make whole fundamental change, the stock price will be the cash amount paid per share of the Company’s common stock.  Otherwise, the stock price will be the average of the closing sale prices of the Company’s common stock for each of the 10 consecutive trading days prior to, but excluding, the relevant effective date.

The events that constitute a make whole fundamental change are as follows:

•                  Any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have beneficial ownership of all shares that such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of voting stock representing 50% of more (or if such person is Thermo Capital Partners LLC, 70% or more) of the total voting power of all outstanding voting stock of the Company;

•                  The Company consolidates with, or merges with or into, another person or the Company sells, assigns, conveys, transfers, leases or otherwise disposes of all or substantially all of its assets to any person;

•                  The adoption of a plan of liquidation or dissolution of the Company; or

•                  The Company’s common stock (or other common stock into which the Notes are then convertible) is not listed on a United States national securities exchange or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market in the United States.

The stock prices set forth in the first column of the Make Whole Table below will be adjusted as of any date on which the base conversion rate of the notes is otherwise adjusted.  The adjusted stock prices will equal the stock prices applicable immediately prior to the adjusted multiplied by a fraction, the numerator of which is the base conversion rate immediately prior to the adjustment giving rise to the stock price adjustment and the denominator of which is the base conversion rate as so adjusted.  The base conversion rate adjustment amounts set forth in the table below will be adjusted in the same manner as the base conversion rate.

	Effective Date Make Whole Premium (Increase in Applicable Base Conversion Rate)
Stock Price on Effective Date	April 15, 2008	April 1, 2009	April 1, 2010	April 1, 2011	April 1, 2012	April 1, 2013
$4.15	74.7818	74.7818	74.7818	74.7818	74.7818	74.7818
$5.00	74.7818	64.8342	51.4077	38.9804	29.2910	33.8180
$6.00	74.7818	63.9801	51.4158	38.2260	24.0003	0.4847
$7.00	63.9283	53.8295	42.6844	30.6779	17.2388	0.0000
$8.00	55.1934	46.3816	36.6610	26.0029	14.2808	0.0000
$10.00	42.8698	36.0342	28.5164	20.1806	11.0823	0.0000
$20.00	18.5313	15.7624	12.4774	8.8928	4.9445	0.0000
$30.00	10.5642	8.8990	7.1438	5.1356	2.8997	0.0000
$40.00	6.6227	5.5262	4.4811	3.2576	1.8772	0.0000
$50.00	4.1965	3.5475	2.8790	2.1317	1.2635	0.0000
$75.00	1.4038	1.1810	0.9358	0.6740	0.4466	0.0000
$100.00	0.4174	0.2992	0.1899	0.0985	0.0663	0.0000

The actual stock price and effective date may not be set forth in the table above, in which case:

•                  If the actual stock price on the effective date is between two stock prices in the table or the actual effective date is between two effective dates in the table, the amount of the base conversion rate adjustment will be determined by straight-line interpolation between the adjustment amounts set forth for the higher and lower stock prices and the earlier and later effective dates, as applicable, based on a 365-day year;

•                  If the actual stock price on the effective date exceeds $100.00 per share of the Company’s common stock (subject to adjustment), no adjustment to the base conversion rate will be made; and

•                  If the actual stock price on the effective date is less than $4.15 per share of the Company’s common stock (subject to adjustment), no adjustment to the base conversion rate will be made.

Notwithstanding the foregoing, the base conversion rate will not exceed 240.9638 shares of common stock per $1,000 principal amount of Notes, subject to adjustment in the same manner as the base conversion rate.

Except as described above with respect to holders of notes who convert their Notes prior to April 1, 2011, there is no circumstance in which holders could receive cash in addition to the maximum number of shares of common stock issuable upon conversion of the Notes.

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

Common Stock Offering and Share Lending Agreement

Concurrently with the offering of the Notes, on April 10, 2008, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), through Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Borrower (in such capacity, the “Borrowing Agent”), pursuant to which the Company agreed to lend up to 36,144,570 shares of Common Stock (the “Borrowed Shares”) to the Borrower, subject to certain adjustments set forth in the Share Lending Agreement, for a period ending on the earliest of (i) the date the Company notifies the Borrower in writing of its intention to terminate the Share Lending Agreement at any time after the entire principal amount of the Notes ceases to be outstanding and the Company has settled all payments or deliveries in respect of the Notes (as the settlement may be extended pursuant to market disruption events or otherwise pursuant to the Indenture), whether as a result of conversion, redemption, repurchase, cancellation, at maturity or otherwise, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to the Company.  The only exception would be that, if pursuant to a merger, recapitalization or reorganization, the Borrowed Shares were exchanged for or converted into cash, securities or other property (“Reference Property”), the Borrower would return the Reference Property.  Upon the conversion of Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to the Company. In no event will the Borrower retain the Borrowed Shares.

On April 10, 2008, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares include 21,936,020 shares of Common Stock initially loaned by the Company to the Borrower pursuant to Section 2(a) of the Underwriting Agreement, 5,000,000 shares of Common Stock loaned by the Company to the Borrower pursuant to a Borrowing Notice dated as of April 15, 2008 delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 9,208,550 shares of Common Stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The sale of the Borrowed Shares was registered under the S-3 (33-149798).  The Company used two prospectus supplements for the transaction, one for the sale of the Notes (and the underlying Common Stock) and the other for the sale of the Borrowed Shares.  The Company filed the prospectus supplement for the sale of the Borrowed Shares pursuant to Rule 424(b) (3) on April 2, 2008 and pursuant to Rule 424(b) (5) on April 14, 2008.  Hence the Borrowed Shares are free trading shares.

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

The Borrowed Shares are treated as issued and outstanding for corporate law purposes, and accordingly, the holders of the Borrowed Shares will have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders and the right to receive any dividends or other distributions that the Company may pay or makes on its outstanding shares of Common Stock. However, under the Share Lending Agreement, the Borrower has agreed:

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

The Company evaluated the various embedded derivatives within the Indenture for bifurcation from the Notes under the provisions of FASB’s Statement of Financial Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Emerging Issues Task Force Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based upon its detailed assessment, the Company concluded that these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the Notes or are indexed to the Company’s Common Stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was estimated to be immaterial.

Note 14: Subsequent Events

On July 5, 2008, the Company amended its agreement with its Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8% to 12%.

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

Nonetheless, we face a number of challenges and uncertainties, including:

•                  Constellation life and health.  Our current satellite constellation is aging. We successfully launched our eight spare satellites in 2007. A number of our satellites launched prior to 2007 have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem (our “two-way communication issues”). The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna amplifiers reduces the availability of two-way voice and data communication between the affected satellites and the subscriber, and may reduce the ability to connect, or the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. Subscriber service will continue to be available, but at certain times in any given location it may take longer to establish calls and the average duration of calls may be impacted adversely. There are periods of time each day during which no two-way voice and data service is available at any particular location. The root cause of our two-way communication issues is unknown, although we believe it may result from irradiation of the satellites in orbit caused by the space environment at the altitude that our satellites operate.

The decline in the quality of two-way communication does not affect adversely our one-way Simplex data transmission services, including our new SPOT satellite messenger™  products and services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites.

To date, we have managed the two-way communication issue in various technical ways, including moving less impaired satellites to key orbital positions and launching eight spare satellites. Nonetheless, we have been unable to correct our two-way communication issues.

Although the rate of degradation of the S-band antennas has slowed in recent months, we continue to believe that the quality of two-way communication services will continue to decline, and by some time in 2008 substantially all of our satellites launched between 1998 and 2000, but not those satellites launched in 2007, will cease to be able to support two-way communications. Simplex data services, including our new SPOT satellite messenger products and services, will not be affected.

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

•                  Competition and pricing pressures.  We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. We believe Inmarsat plans to commence offering satellite services to handheld devices in the United States in 2009, and several competitors, such as ICO Global Communications Company, are constructing geostationary satellites to provide mobile satellite service. The increased number of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, higher churn rates, and, ultimately, decreased profitability and cash.

•                  Technological changes.  It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 61% of our total assets at June 30, 2008 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

•                  Capital expenditures.  We have incurred significant capital expenditures from 2006 to 2008, and we expect to incur additional significant expenditures through 2013 under the following commitments:

We estimate that procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.26 billion (exclusive of internal costs and capitalized interest), which we expect will be reflected in capital expenditures through 2013. The following obligations are included in this amount:

In November, 2006, we entered into a contract with Thales Alenia Space for the construction of our second-generation constellation. The total contract price, including subsequent additions, will be approximately €667.7 million (approximately $1,005.9 million at a weighted average conversion rate of €1.00 = $1.5065 at June 30, 2008, including approximately €146.8 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made aggregate payments of approximately €182.6 million (approximately $240.1 million) through June 30, 2008 under this contract. At our request, Thales Alenia Space has presented to us a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($10.6 million to $21.2 million at € 1.00 = $1.5799). In 2007, we accepted the first two portions of the Thales four-part sequential acceleration plan with an additional cost of €4.1 million ($6.5 million at €1.00 = $1.5799). We cannot provide assurances that any of the remaining acceleration will occur.

In March 2007, we entered into a €9.1 million (approximately $13.4 million at a weighted average conversion rate of €1.00 = $1.4734) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. We have made aggregate payments under this contract of approximately €5.0 million (approximately $7.3 million) through June 30, 2008.

In September, 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.1 million. We have made aggregate payments under this contract of approximately $18.4 million through June 30, 2008.

On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. We have made aggregate payments under this contract  of approximately $3.9 million through June 30, 2008.

We have completed construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway is expected to be fully operational for Simplex service, initially, in the second half of 2008.  Duplex service is expected to be introduced when the second-generation constellation becomes operational.

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

Simplex Products (Personal Tracking Services and Emergency Messaging).  In early November 2007, we introduced the SPOT satellite messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google Maps™. The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. We are continuing to develop second-generation SPOT-like applications.

•                  SPOT Satellite Messenger Addressable Market

We believe the addressable market for our SPOT satellite messenger products and services in North America consists of approximately 50 million consumers, primarily made up of outdoor enthusiasts. Our objective is to capture 2-3%

of that market by the end of 2010. The reach of our Simplex System, on which our SPOT satellite messenger products and services relies, covers approximately 60% of the world population. We intend to market our SPOT satellite messenger products and services aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators (“IGOs”) in their respective territories.

•                  SPOT Satellite Messenger Pricing

The pricing for SPOT satellite messenger products and services and equipment is intended to be extremely competitive. Annual service fees, depending whether they are for domestic or international service, currently range from $99.99 to approximately $156.00 for our basic level plan, and $149.98 to approximately $218.00 with additional tracking capability. We expect the equipment will be sold to end users at $149.99 to approximately $316.00 per unit.

•                  SPOT Satellite Messenger Distribution

We are distributing and selling our new SPOT satellite messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of “Big Box” retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy Canada, Big 5 Sporting Goods, Big Rock Sports, Boater’s World, Cabela’s, Campmor, Joe’s Sport, London Drug, Outdoor and More, Gander Mountain, REI, Sportsman’s Warehouse, The Source by Circuit City dealers, Wal-Mart.com, West Marine, DBL Distribution, D.H. Distributions, and CWR Electronics. We have achieved our objective to sell SPOT satellite messenger products through approximately 5,000 distribution points by the end of the second quarter of 2008 and expect to reach 10,000 in 2009. We also intend to sell directly using our existing sales force into key vertical markets and through our direct e-commerce website (www.findmespot.com).

SPOT satellite messenger products and services have been introduced only recently and their commercial introduction and their commercial success cannot be assured.

•                  Fluctuations in interest and currency rates.  Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs if debt is outstanding. A substantial portion of our revenue (42% for the six months ended June 30, 2008) is denominated in foreign currencies. In addition, a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. The continuing decline in the relative value of the U.S. dollar versus the Euro has adversely affected our revenues and increased our capital expenditures. Further declines will exacerbate these effects. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

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

On October 31, 2007, we entered into an agreement with Open Range Communications, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority.  Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. Commercial availability is expected to begin in selected markets in late 2008. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Based on Open Range’s business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a value for this agreement between $0.30 - $0.40/MHz/POP. Upon the fulfillment of all contingencies, Open Range’s down payment will be $3.6 million and annual payments in the first six years of the agreement will range from approximately $1.2 million to $10.3 million, assuming Open Range has the ability to use all of the licensed spectrum covered by the agreement. The amount of the payments made to us will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system. We have also agreed to make a $5.0 million preferred equity investment in Open Range, $3.0 million of which was made through June 30, 2008. Under the agreement Open Range will have the right to use our spectrum within the United States in the 1.6 and 2.4 MHz bands to provide terrestrial wireless broadband services. Open Range will deploy portable broadband services via a WiMAX architecture within the targeted communities. In addition, Open Range has an option to expand this relationship over the next six years. The agreement is contingent on various conditions, including receiving authority from the FCC to use an expanded portion of our licensed spectrum for ATC services and such other FCC and other governmental approvals as may be required for the agreement, and Open Range’s completion of its equity and debt financing. In March 2008, Open Range secured approval for a $267 million broadband loan from the Department of Agriculture’s Rural Utilities Program.

In addition to our agreement with Open Range Communications, Inc., we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

On April 10, 2008, the FCC increased our ATC grant to a total of 19.275 MHz in our two frequency bands. The FCC’s order is now final and effective. On May 16, 2008, we filed an application with the FCC to modify our authorization by adding additional wave forms.  One of these is the time division duplex (TDD) WiMAX wave form that Open Range intends to deploy.  Two parties, Iridium and Sprint Nextel, filed petitions to deny our application, and we and Open Range have filed our oppositions to their petitions.  We cannot predict when the FCC will act or whether the FCC will grant our application in whole or in part.

Service and Subscriber Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30, 2008		Three months ended June 30, 2007		Six months ended June 30, 2008		Six months ended June 30, 2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Mobile	$12,020	52%	$15,910	62%	$23,223	51%	$29,927	61%
Fixed	946	4	1,430	6	1,897	4	2,994	6
Data	171	1	387	1	426	1	780	1
Simplex	1,522	7	730	3	2,401	5	1,160	2
IGO	868	4	889	3	1,728	4	1,805	4
Other(1)	1,146	4	638	2	3,008	7	784	2
Total Service Revenue	16,673	72	19,984	77	32,683	72	37,450	76

Subscriber Equipment Sales:
Mobile	1,816	8	4,030	16	4,340	10	6,877	14
Fixed	422	2	615	3	891	2	1,597	3
Data and Simplex	2,328	10	72	0	4,535	10	366	1
Accessories	1,760	8	1,136	4	2,684	6	2,701	6
Total Subscriber Equipment Sales	6,326	28	5,853	23	12,450	28	11,541	24

Total Revenue	$22,999	100%	$25,837	100%	$45,133	100%	$48,991	100%

(1)            Includes engineering services and activation fees

Operating Loss. We realized an operating loss of $23.6 million for the six months ended June 30, 2008 compared to an operating loss of $16.5 million for the same period in 2007. This decrease can be attributed primarily to lower service revenues and higher depreciation expense, non-cash compensation expense and advertising and marketing expense. Lower service revenue was a result of lower price service plans introduced to maintain our subscriber base despite two-way communication issues affecting our two-way service during the first six months of 2008. The higher depreciation expense resulted from placing all eight of our recently launched spare satellites into service. The higher advertising expense resulted from the launch of our SPOT satellite messenger product and services.

Subscribers and ARPU for the three and six months ended June 30, 3008 and 2007. Average number of subscribers and ARPU for retail, IGO and Simplex customers for the three and six months ended June 30, 2008 and 2007 are presented below. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Net Change	2008	2007	% Net Change
Average number of subscribers for the period:

Retail	120,729	124,399	(3)	118,855	123,969	(4)%
IGO	78,730	90,242	(13)	82,640	89,261	(7)
Simplex	105,127	59,969	75	96,480	58,156	66

ARPU (monthly):

Retail	$38.57	$47.50	(19)	$38.36	$45.11	(15)
IGO	$3.68	$3.28	12	$3.49	$3.37	4
Simplex	$4.78	$4.06	18	$4.12	$3.32	24%

	June 30, 2008	June 30, 2007	% Net Change
Ending number of subscribers:

Retail	119,641	124,417	(4)%
IGO	77,929	91,284	(15)
Simplex	118,341	61,960	91
Total	315,911	277,661	14%

The total number of net subscribers increased from approximately 278,000 at June 30, 2007 to approximately 316,000 at June 30, 2008. Although we experienced a net increase in our total customer base of 14% from June 30, 2007 to June 30, 2008, our total service revenue decreased for the same period. This is due primarily to lower contributions from subscribers in addition to the change in our subscriber mix.

Independent Gateway Acquisition Strategy

Currently, 13 of the 26 gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. We have no financial interest in these independent gateway operators other than arms’ length contracts for wholesale minutes of service. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway operator acquisition strategy to establish operations in multiple territories with reduced demands on its capital. In addition, there are territories in which for political or other reasons, it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

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

•      average monthly revenue per unit, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each of our retail, IGO and Simplex businesses;

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

During the second quarter of 2007, we introduced an unlimited airtime usage service plan (called the Unlimited Loyalty Plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly fee. The unlimited loyalty plan incorporates a declining monthly price schedule that reduces the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at the fixed monthly price. We record revenue for this plan monthly based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, the balance in deferred revenue is recognized as revenue. At June 30, 2008 and December 31, 2007, our deferred revenue aggregated approximately $17.9 million (with $1.3 million included in non-current liabilities) and $20.4 million (with $1.0 million included in non-current liabilities), respectively.

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

Globalstar System, Property and Equipment

Our Globalstar System assets include costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites, including satellites previously held as ground spares which we launched in May and October 2007, which we refer to as the space segment, and primary and backup terrestrial control centers and gateways, which we refer to as the ground segment. Loss from an in-orbit failure of a satellite is recognized as an expense in the period it is determined that the satellite is not recoverable. We regard these recently launched satellites as part of the second-generation constellation which will be supplemented by the 48 second-generation satellites currently being constructed. These 48 second-generation satellites will have an estimated in-orbit life of 15 years.

The carrying value of the Globalstar System components is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the space segment and ground segment, may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. We believe our two-way telecommunications services, or Duplex services, after the launch of our second-generation constellation, and Simplex services will generate sufficient undiscounted cash flow after our second-generation system becomes fully operational, which is expected to be sometime in 2010, to justify our carrying value for our second-generation costs.

The satellites previously recorded as spare satellites and subsequently incorporated into the Globalstar System on the date the satellite is placed into service (the “In-Service Date”) are being depreciated over an estimated life of eight years beginning on the satellite’s “In-Service Date.”

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

Spare Satellites and Related Launch Costs, Second-Generation Satellites and Launch Costs and Ground Segment

Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to December 5, 2003, Old Globalstar recorded an impairment of these assets, and at December 5, 2003 they were carried at $0.9 million. The eight spare satellites were launched successfully in two separate launches of four satellites each in May 2007 and October 2007. Depreciation of these assets began when the satellites were placed in service and began to handle call traffic. As of June 30, 2008, all eight satellites were in service. As of December 31, 2007, the spare satellites not in service were recorded at $47.8 million. The amount relating to spare satellites that were placed into service during the three and six months ended June 30, 2008 (approximately $32.1 million and $48.0 million, respectively), was classified within the Globalstar System as part of the space segment. These satellites are being depreciated over an estimated useful life of eight years.

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

On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,
	2008	2007	% Change
Revenue:
Service revenue	$16,673	$19,984	(17)%
Subscriber equipment sales	6,326	5,853	8
Total revenue	22,999	25,837	(11)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	8,607	6,738	28
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	4,118	4,557	(10)
Cost of subscriber equipment sales – Impairment of assets	349	17,255	(98)
Total cost of subscriber equipment sales	4,467	21,812	(80)
Marketing, general and administrative	15,482	10,634	46
Depreciation and amortization	6,521	2,537	157
Total operating expenses	35,077	41,721	(16)

Operating loss	(12,078)	(15,884)	(24)

Other income (expense):
Interest income	1,565	691	126
Interest expense	(472)	(385)	23
Interest rate derivative gain	3,743	1,910	96
Other income (expense)	(77)	(187)	(59)
Total other income (expense)	4,759	2,029	135

Income loss before income taxes	(7,319)	(13,855)	(47)
Income tax (benefit) expense	29	(1,168)	(102)
Net loss	$(7,348)	$(12,687)	(42)%

Revenue.  Total revenue decreased by $2.8 million, or approximately 11%, to $23.0 million for the three months ended June 30, 2008, from $25.8 million for the three months ended June 30, 2007. This decrease is attributable to lower service revenue which, we believe, stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues.  This resulted in a reduction in our retail ARPU during the three months ended June 30, 2008, which decreased by 19% to $38.57 from $47.50 for the three months ended June 30, 2007.

Service Revenue. Service revenue decreased $3.3 million, or approximately 17%, to $16.7 million for the three months ended June 30, 2008, from $20.0 million for the three months ended June 30, 2007. Our overall subscriber base grew 14% to approximately 316,000 over the twelve-month period from June 30, 2007 to June 30, 2008. All of such growth resulted from an increase in our Simplex customers. However, we experienced decreased retail ARPU for the three months ended June 30, 2008 compared to the same period in 2007. We believe that the two-way communication issues we first reported in February 2007 and related price reductions were the primary reasons for this reduction. This was partially offset by increases in our Simplex ARPU during the three months ended June 30, 2008 compared to the same period in 2007. The increase is our Simplex ARPU was due to introduction of SPOT satellite messenger services during the fourth quarter of 2007.

Subscriber Equipment Sales. Subscriber equipment sales increased by approximately $0.5 million, or approximately 8%, to $6.3 million for the three months ended June 30, 2008, from $5.9 million for the three months ended June 30, 2007. This increase is attributable to the sales of our SPOT satellite messenger product.

Operating Expenses. Total operating expenses decreased $6.6 million, or approximately 16%, from $41.7 million for the three months ended June 30, 2007 to $35.1 million for the three months ended June 30, 2008,. This decrease was due to an impairment charge of $17.3 million that we recognized on our first generation subscriber equipment inventory during the three months ended June 30, 2007. This was partially offset by increased costs related to the launch of our new SPOT satellite messenger product and services, higher non-cash stock compensation expense and higher depreciation expense as a result of placing all eight of our recently launched spare satellites into service.

Cost of Services. Our cost of services for the three months ended June 30, 2008 and 2007 were $8.6 million and $6.7 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase in the cost of services during the three months ended June 30, 2008 is due to higher non-cash executive incentive compensation costs resulting from the change in our Executive Incentive Compensation Plan in August 2007.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $17.3 million, or approximately 80%, from $21.8 million for the three months ended June 30, 2007 to $4.5 million for the three months ended June 30, 2008. This decrease was due to an impairment charge of $17.3 million that we recognized on our first-generation subscriber equipment during 2007.

Marketing, General and Administrative. Marketing, general and administrative expenses increased approximately $4.8 million, or approximately 46%, from $10.6 million for the three months ended June 30, 2007 to $15.5 million for the three months ended June 30, 2008. This increase was due primarily to higher non-cash executive compensation costs resulting from the change in the Executive Incentive Compensation Plan as well as increased advertising and marketing costs related to the launch of our new SPOT satellite messenger product and services.

Depreciation and Amortization. Depreciation and amortization expense increased $4.0 million, or approximately 157%, from $2.5 million for the three months ended June 30, 2007 to $6.5 million for the three months ended June 30, 2008. This increase was due primarily to the additional depreciation associated with placing all eight of our recently-launched spare satellites into service.

Operating Loss. Our operating loss of $12.1 million for the three months ended June 30, 2008, decreased $3.8 million from an operating loss of $15.9 million for the three months ended June 30, 2007. The decrease was due to the absence in 2008 of the asset impairment charge recognized in 2007, which was partially offset by lower retail ARPU as a consequence of our two-way communication issues in 2008. Higher advertising and marketing costs and higher depreciation expense associated with placing all eight of our recently-launched spare satellites into service also contributed to our operating loss during the three months ended June 30, 2008.

Interest Income. Interest income increased by $0.9 million for the three months ended June 30, 2008. This increase was due to increased cash balances on hand.

Interest Expense. Interest expense increased by $0.1 million from $0.4 million for the three months ended June 30, 2007, to $0.5 million for the three months ended June 30, 2008. This increase was primarily due to higher levels of debt outstanding during the second quarter of 2008.

Interest Rate Derivative Gain. Interest rate derivative gain increased by $1.8 million from a gain of $1.9 million for three months ended June 30, 2007 to $3.7 million for the three months ended June 30, 2008. This increase was due to an increase in the fair value of our interest rate swap agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other expense decreased by $0.1 million for the three months ended June 30, 2008 as compared to the same period in 2007, primarily as a result of the favorable exchange rate on the Euro denominated escrow account for our second-generation constellation procurement contract resulting from the decline of the U.S. dollar vis-à-vis the Euro.

Income Tax Expense. Income tax expense for the three months ended June 30, 2008 was less than $0.1 million compared to a benefit of $1.2 million during the same period in 2007. This was due primarily to the impairment charge recognized during the three months ended June 30, 2007.

Net Loss. Our net loss decreased approximately $5.3 million from a net loss of $12.7 million for the three months ended June 30, 2007 to a loss of $7.3 million for the three months ended June 30, 2008. This decrease was due to the asset impairment of approximately $17.3 million recognized in 2007. In 2008, this was partially offset by lower retail ARPU as a consequence of our two-way communication issues. Furthermore, we experienced higher non-cash executive incentive compensation, advertising, marketing and depreciation expenses during the three months ended June 30, 2008.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007 (in thousands):

	Six months ended June 30,
	2008	2007	% Change
Revenue:
Service revenue	$32,683	$37,450	(13)%
Subscriber equipment sales	12,450	11,541	8
Total revenue	45,133	48,991	(8)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	16,082	13,121	23
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	9,099	8,008	13
Cost of subscriber equipment sales – Impairment of assets	413	17,255	(97)
Total cost of subscriber equipment sales	9,512	25,263	(62)
Marketing, general and administrative	31,230	22,116	41
Depreciation and amortization	11,939	4,961	141
Total operating expenses	68,763	65,461	5

Operating loss	(23,630)	(16,470)	(43)

Other income (expense):
Interest income	2,933	1,519	93
Interest expense	(1,469)	(696)	111
Interest rate derivative gain	204	1,546	(87)
Other income (expense)	8,174	1,047	681
Total other income (expense)	9,842	3,416	188

Income loss before income taxes	(13,788)	(13,054)	6
Income tax expense	195	(811)	N/A
Net loss	$(13,983)	$(12,243)	14%

Revenue.  Total revenue decreased by $3.9 million, or approximately 8%, from $49.0 million for the six months ended June 30, 2007 to $45.1 million for the six months ended June 30, 2008, This decrease is attributable to lower service revenue which we believe stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues.  This resulted in a reduction in our retail ARPU during the six months ended June 30, 2008, which decreased by 15% to $38.36 from $45.11 for the six months ended June 30, 2007.

Service Revenue. Service revenue decreased $4.8 million, or approximately 13%, from $37.5 million for the six months ended June 30, 2007 to $32.7 million for the six months ended June 30, 2008. Although our overall subscriber base grew 14% to approximately 316,000 over the twelve-month period from June 30, 2007 to June 30, 2008, we experienced decreased retail ARPU. We believe that the two-way communication issues we first reported in February 2007 and related price reductions were the primary reasons for this decrease.

Subscriber Equipment Sales. Subscriber equipment sales increased by approximately $0.9 million, or approximately 8%, from $11.5 million for the six months ended June 30, 2007 to $12.5 million for the six months ended June 30, 2008,. This increase is attributable to the sales of our SPOT satellite messenger product.

Operating Expenses. Total operating expenses increased $3.3 million, or approximately 5%, from $65.5 million for the six months ended June 30, 2007 to $68.8 million for the six months ended June 30, 2008. This increase was due to costs related to the launch of our new SPOT satellite messenger product and services, higher non-cash stock compensation expense and higher depreciation expense as a result of placing all eight of our recently launched spare satellites into service. Consistent with higher subscriber equipment sales, higher costs of subscriber equipment also contributed to the increase in operating expenses for the six months ended June 30, 2008.

Cost of Services. Our cost of services for the six months ended June 30, 2008 and 2007 were $16.1 million and $13.1 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase in the cost of services during the six months ended June 30, 2008 is due to higher non-cash executive incentive compensation costs resulting from the change in our Executive Incentive Compensation Plan in August 2007.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $15.8 million, or approximately 62%, from $25.3 million for the six months ended June 30, 2007 to $9.5 million for the six months ended June 30, 2008.  This decrease was due primarily to the asset impairment charge of $17.3 million that we recognized in 2007, which was partially offset by higher equipment sales in the six months ended June 30, 2008 as compared to the same period in 2007 resulting from the introduction of our new SPOT satellite messenger product.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $9.1 million, or approximately 41%, from $22.1 million for the six months ended June 30, 2007 to $31.2 million for the six months ended June 30, 2008. This increase was due primarily to higher non-cash executive compensation costs resulting from the change in the Executive Incentive Compensation Plan as well as increased advertising and marketing costs related to the launch of our new SPOT satellite messenger product and services.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $7.0 million, or approximately 141%, from $5.0 million for the six months ended June 30, 2007 to $11.9 million for the six months ended June 30, 2008. This increase was due primarily to the additional depreciation associated with placing all eight of our recently-launched spare satellites into service.

Operating Loss. Our operating loss of $23.6 million for the six months ended June 30, 2008, increased approximately $7.2 million from an operating loss of $16.5 million for the six months ended June 30, 2007. The increase was due to lower retail ARPU as a consequence of our two-way communication issues, higher non-cash executive incentive compensation, higher advertising and marketing costs and higher depreciation expense associated with placing all eight of our recently-launched spare satellites into service, partially offset by the absence in 2008 of the $17.3 million impairment change recorded in 2007.

Interest Income. Interest income increased by $1.4 million for the six months ended June 30, 2008. This increase was due to increased cash balances on hand.

Interest Expense. Interest expense increased by $0.8 million, to $1.5 million for the six months ended June 30, 2008 from $0.7 million for the six months ended June 30, 2007. This increase was primarily due to higher levels of debt outstanding during the first six months of 2008.

Interest Rate Derivative Gain. Interest rate derivative gain decreased by $1.3 million to $0.2 million for the six months ended June 30, 2008 from $1.5 million for six months ended June 30, 2007. This decrease was due to change in the fair value of our interest rate swap agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income increased by $7.1 million for the six months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of the favorable exchange rate on the Euro denominated escrow account for our second-generation constellation procurement contract resulting from the decline of the U.S. dollar vis-à-vis the Euro.

Income Tax Expense. Income tax expense for the six months ended June 30, 2008 was $0.2 million compared to a benefit of $0.8 million during the same period in 2007. This was due primarily to the impairment charge recognized during the six months ended June 30, 2007.

Net Loss. Our net loss increased approximately $1.7 million to a loss of $14.0 million for the six months ended June 30, 2008 from a net loss of $12.2 million for the six months ended June 30, 2007. This increase was due to lower retail ARPU as a consequence of our two-way communication issues and higher non-cash executive incentive compensation, advertising, marketing and depreciation expenses during the six months ended June 30, 2008, partially offset by the absence in 2008 of the $17.3 million impairment change recorded in 2007.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the six months ended June 30, 2008 and 2007:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Net cash from (used in) operating activities	$(14,453)	$(16,471)
Net cash from (used in) investing activities	(184,136)	(74,355)
Net cash from financing activities	195,481	58,244
Effect of exchange rate changes on cash	(8,850)	(1,042)
Net decrease in cash and cash equivalents	$(11,958)	$(33,624)

Currently, our principal sources of liquidity are our credit agreement with Thermo Funding and our existing cash and internally generated cash flow from operations.

At August 1, 2008, our principal short-term liquidity needs were:

•                                          to make payments to procure our second-generation satellite constellation and construct the Control Network Facility in a total amount not yet determined, but which will include approximately €146.3 million (approximately $231.1 million at a conversion rate of €1.00 = $1.5799 at June 30, 2008) payable to Thales Alenia Space by June 30, 2009 under the purchase contract for our second-generation satellites. The amount payable to Thales Alenia Space by June 30, 2009 under the contract for construction of the Control Network Facility is approximately €4.1 million (approximately $6.5 million at €1.00 = $1.5799);

•                                          to make payments related to our launch for the second-generation satellite constellation in the amount of $10.5 million payable to our launch provider by June 30, 2009;

•                                          to make payments related to the construction of our second-generation ground segment in the amount of $12.4 million by June 30, 2009;

•                                          to fund our working capital ($64.5 million at June 30, 2008, which our management believes is sufficient for our present requirements).

During the six months ended June 30, 2008 and the year ended December 31, 2007, our principal sources of liquidity were:

Dollars in millions	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Cash on-hand at beginning of period	$37.6		$43.7

Net proceeds from Convertible Senior Notes	$119.6	$

Borrowings under Thermo Funding credit agreement	$100.0		$50.0

Purchase of Common Stock by Thermo Funding	$—		$152.7

We expect to fund our short-term liquidity requirements from the following sources:

•                                          proceeds of approximately $145.1 million from our Convertible Senior Notes offering (net of offering expenses of $4.9 million) which closed on April 15, 2008 ($14.6 million of which was from Convertible Senior Notes sold under the over-allotment option which closed on May 8, 2008). Of this amount, approximately $25.5 million is held in an escrow account which may be used for making the first six semi-annual interest payments on the Convertible Senior Notes and $50.0 million was used to repay the outstanding amounts under our revolving credit agreement (which we expect to re-borrow later in 2008);

•                                          cash on hand ($25.6 million at June 30, 2008);

•                                          cash in our escrow account ($104.0 million at June 30, 2008), which will be used periodically to pay down our obligation to Thales Alenia Space; and

•                                          deferral of payments on second-generation satellite launch related costs.

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

We expect to fund our long-term capital needs with cash flow from operations anticipated in future periods, which we expect will be generated primarily from sales of our Simplex products and services, including our new SPOT products and services, potential ATC monetization strategies and the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. See “Capital Expenditures” below and “Part I, Item 1A. Risk Factors—We must generate significant cash flow from operations and have to raise additional capital in order to complete our second-generation satellite constellation” in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 13 to the unaudited interim consolidated financial statements.

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

Net Cash from Operating Activities

Net cash used by operating activities for the six months ended June 30, 2008 decreased to a cash outflow of $14.5 million from a cash outflow of $16.5 million for the six months ended June 30, 2007. This decrease was due primarily to lower inventory purchases offset partially by lower collections on account balances during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Net Cash from Investing Activities

Cash used in investing activities was $184.1 million for the six months ended June 30, 2008, compared to $74.4 million for the same period in 2007. This increase was the result of higher capital expenditures associated with construction expenses for our second-generation satellite constellation.

Net Cash from Financing Activities

Net cash provided by financing activities increased by approximately $137.2 million to $195.5 million from $58.2 million for the six months ended June 30, 2007. The increase was primarily the result of $119.6 million of net proceeds of the sale of Convertible Notes and $100.0 million of term loans borrowed from Thermo Funding under our credit agreement in the six months ended June 30, 2008, partially offset by repayment to Thermo Funding of our $50.0 million revolving credit facility.

Capital Expenditures

Our capital expenditures consist primarily of procurement and launch of our second-generation satellite constellation and upgrading our gateways and other ground facilities. We have completed construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway is expected to be fully operational, for Simplex service initially, in the second half of 2008.  Duplex service is expected to be introduced when the second-generation constellation becomes operational.

In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation. The total contract price, including subsequent additions, is €667.7 million (approximately $1,005.9 million at a weighted average conversion rate of €1.00 = $1.5065 at June 30, 2008, including approximately €146.8 million which will be paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately $240.1 million in related costs through June 30, 2008. In addition, $104.0 million is held in an escrow account that will be used for future payments on this contract. At our request, Thales Alenia Space has presented to us a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($10.6 million to $21.2 million at €1.00 = $1.5799). In 2007, we authorized the first two portions of the Thales four-part sequential plan with an additional cost of €4.1 million ($6.5 million at €1.00 = $1.5799). We cannot assure you that any of the remaining acceleration will occur.

In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.1 million (approximately $13.4 million at a weighted average conversion rate of €1.00 = $1.4734) consisting of €4.0 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have made payments in the aggregate amount of approximately €5.0 million (approximately $7.3 million) through June 30, 2008.

In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.1 million. As of June 30, 2008, we have made payments in the aggregate amount of approximately $18.4 million associated with our launch services contract.  The anticipated time period for the first four launches ranges from as early as the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule.

On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. As of June 30, 2008, we have made payments in the aggregate amount of approximately $3.9 million associated with this contract.

The total cost for the satellites, launches and the satellite ground stations under these contracts with Thales Alenia Space, our Launch Provider and Hughes are included in the estimated $1.26 billion (which is exclusive of internal costs and capitalized interest and the majority of which is denominated in Euros) of capital expenditures which we currently anticipate will be required to procure and deploy our second-generation satellite constellation and related gateway upgrades. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of Common Stock to Thermo Funding under the irrevocable standby stock purchase agreement, the proceeds from our initial public offering and borrowings under our credit agreement to fund the approximately $401.2 million (excluding internal costs and capitalized interest but including $104.0 million which is held in escrow pursuant to the contract for the procurement of our second-generation satellite constellation to secure our payment obligations under that contract) paid through June 30, 2008. We expect to fund the balance of the capital expenditures through cash generated by our duplex voice and data services, new SPOT satellite messenger product and services and other Simplex devices and services, proceeds from our Convertible Senior Notes Offering which closed on April 15, 2008, future debt financings, deferral of payments to certain of our vendors and additional equity financings or a combination of these potential sources. The extent of our need for external capital, which we expect to be substantial, will vary depending on the success of our SPOT satellite messenger product and services and other commercial factors. This funding may not be available to us on acceptable terms, or at all.

The amount of actual and anticipated capital expenditures related to the construction of the second-generation constellation and satellite operations control centers and the launch services contracts is presented in the table below (in millions):

	Currency	Payments through June 30,	Estimated Future Payments
Contract	of Payment	2008	2008	2009	2010	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€182.6	€70.2	€94.9	€92.3	€227.7	€667.7
Thales Alenia Satellite Operations Control Centers	EUR	€5.0	€3.2	€0.9	€0.0	€0.0	€9.1
Arianespace Launch Services	USD	$18.4	$8.0	$72.2	$111.5	$0.0	$210.1
Hughes second-generation ground segment	USD	$3.9	$4.2	$17.0	$60.1	$15.6	$100.8

The exchange rate on June 30, 2008 was €1.00 = $1.5799. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”

Cash Position and Indebtedness

As of June 30, 2008, our total cash and cash equivalents were $25.6 million and we had total indebtedness of $250.0 million (with $50.0 million available under the revolving credit facility), compared to total cash and cash equivalents and total indebtedness at December 31, 2007 of $37.6 million and $50.0 million, respectively.

Convertible Debt

On April 15, 2008, we entered into an Underwriting Agreement (the “Convertible Notes Underwriting Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. (together, the “Convertible Notes Underwriters”) relating to the sale by us of $135.0 million aggregate principal amount of its 5.75% Convertible Senior Notes due 2028 (the “Notes”). Pursuant to the Convertible Notes Underwriting Agreement, we granted the Convertible Notes Underwriters a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Notes solely to cover over-allotments, if any.

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

The Notes were issued under a Senior Indenture, entered into and dated as of April 15, 2008 (the “Base Indenture”), between us and U.S. Bank, National Association, as trustee (the “Trustee”), supplemented by a First Supplemental Indenture with respect to the Notes, entered into and dated as of April 15, 2008 (the “Supplemental Indenture”), between us and the Trustee (the Base Indenture and the Supplemental Indenture, collectively, the “Indenture”). Also, pursuant to the Indenture, the Company, the Trustee and U.S. Bank, National Association, as escrow agent (the “Escrow Agent”), entered into a Pledge and Escrow Agreement dated as of April 15, 2008 (the “Pledge Agreement”).

In accordance with the Pledge Agreement, approximately $25.5 million of the proceeds of the offering of the Notes were placed in an escrow account with the Escrow Agent. Funds in the escrow account will be invested in government securities and, we do not elect to make the payments from other funds, will be used to make the first six scheduled semi-annual interest payments on the Notes. Pursuant to the Pledge Agreement, we pledged our interest in this escrow account to the Trustee as security for these interest payments.

Except for the pledge of the escrow account under the Pledge Agreement, the Notes are our senior unsecured debt obligations. There is no sinking fund for the Notes. The Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2008, to holders of record on the preceding March 15 and September 15, respectively.

Subject to certain exceptions set forth in the Indenture, the Notes are subject to repurchase for cash at the option of the holders of all or any portion of the Notes (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the our Common Stock, as further described in the Indenture.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2028. The Notes are convertible into shares of Common Stock, subject to our option to deliver cash in lieu of all or a portion of the shares. The Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment in the manner set forth in the Supplemental Indenture. The conversion rate may not exceed 240.9638 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of Notes who convert their Notes prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the Notes being converted.

Holders who convert their Notes in connection with certain events occurring on or prior to April 1, 2013 constituting a “make whole fundamental change” (as defined in Note 13 to the unaudited interim consolidated financial statements) will be entitled to an increase in the conversion rate as described in Note 13.

If we make at least 10 scheduled semi-annual interest payments, the Notes are subject to redemption at our option at any time on or after April 1, 2013, at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any.

The Indenture contains customary financial reporting requirements and also contains restrictions on mergers and asset sales. The Indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the Notes may declare the principal of the Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to us or our significant subsidiaries, the principal amount of the Notes and accrued interest automatically becomes due and payable.

Concurrently with the offering of the Notes, on April 10, 2008, we entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), through Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Borrower (in such capacity, the “Borrowing Agent”), pursuant to which we agreed to lend up to 36,144,570 shares of Common Stock (the “Borrowed Shares”) to the Borrower, subject to certain adjustments set forth in the Share Lending Agreement, for a period ending on the earliest of (i) the date we notify the Borrower in writing of its intention to terminate the Share Lending Agreement at any time after the entire principal amount of the Notes ceases to be outstanding and we have settled all payments or deliveries in respect of the Notes (as the settlement may be extended pursuant to market disruption events or otherwise pursuant to the Indenture), whether as a result of conversion, redemption, repurchase, cancellation, at maturity or otherwise, (ii) our written agreement with the Borrower to terminate, (iii) the occurrence of a Borrower default, at our option, and (iv) the occurrence of our default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to us.  The only exception would be that, if pursuant to a merger, recapitalization or reorganization, the Borrowed Shares were exchanged for or converted into cash, securities or other property (“Reference Property”), the Borrower would return the Reference Property.  Upon the conversion of Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to us.  In no event will the Borrower retain the Borrowed Shares.

On April 10, 2008, we entered into an underwriting agreement (the “Equity Underwriting Agreement”) with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, we will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares include 21,936,020 shares of Common Stock initially loaned by us to the Borrower pursuant to Section 2(a) of the Underwriting Agreement, 5,000,000 shares of Common Stock loaned by us to the Borrower pursuant to a Borrowing Notice dated as of April 15, 2008 delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 9,208,550 shares of Common Stock that, from time to time, may be borrowed from us by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The sale of the Borrowed Shares was registered under the S-3(33-149798).  We used two prospectus supplements for the transaction, one for the sale of the convertible notes (and the underlying common stock) and the other for the sale of the Borrowed Shares.  We filed the prospectus supplement for the sale of the Borrowed Shares pursuant to Rule 424(b) (3) on April 2, 2008 and pursuant to Rule 424(b) (5) on April 14, 2008.

We will not receive any proceeds from the sale of the Borrowed Shares pursuant to the Share Lending Agreement but will receive a nominal lending fee of $0.0001 per share for each share of Common Stock that we loan to the Borrower pursuant to the Share Lending Agreement. The Borrower will receive all of the proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement.

The shares that we loaned to the Borrower will be issued and outstanding for corporate law purposes, and accordingly, the holders of the Borrowed Shares will have all of the rights of a holder of our outstanding shares, including the right to vote the shares on all matters submitted to a vote of our stockholders and the right to receive any dividends or other distributions that we may pay or makes on its outstanding shares of Common Stock. However, under the Share Lending Agreement, the Borrower has agreed:

•                  To pay, within one business day after the relevant payment date, to us an amount equal to any cash dividends that we pay on the Borrowed Shares; and

•                  To pay or deliver to us, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that we make on the Borrowed Shares.

To the extent the Borrowed Shares we initially lent under the Share Lending Agreement and offered in the Common Stock offering have not been sold or returned to it, the Borrower has agreed that it will not vote any such Borrowed Shares. The Borrower has also agreed under the Share Lending Agreement that it will not transfer or dispose of any Borrowed Shares, other than to its affiliates, unless the transfer or disposition is pursuant to a registration statement that is effective under the Securities Act. However, investors that purchase the shares from the Borrower (and any subsequent transferees of such purchasers) will be entitled to the same voting rights with respect to those shares as any other holder of our Common Stock.

In view of the contractual undertakings of the Borrower in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, we believe that under generally accepted accounting principles in the United States currently in effect, the Borrowed Shares will not be considered outstanding for the purpose of computing and reporting our earnings per share.

We evaluated the various embedded derivatives within the Indenture for bifurcation from the Notes under the provisions of FASB’s Statement of Financial Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Emerging Issues Task Force Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based upon our detailed assessment, we concluded that these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the Notes or are indexed to our Common Stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was estimated to be immaterial.

Credit Agreement

On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. The credit agreement as currently in effect provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. At March 31, 2008, we had drawn $50.0 million under the revolving credit facility, which was subsequently repaid in full in April 2008 with a portion of the proceeds of our Convertible Senior Notes offering. At June 30, 2008, no borrowings on the revolving credit facility were outstanding. The delayed draw term loan could be drawn after January 1, 2008 and prior to August 16, 2009. Since January 1, 2008, we have drawn an aggregate of $100.0 million of the delayed draw term loan. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $250.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent. We have not sought commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists and if we are in pro-forma compliance with all of the financial covenants of the credit agreement.

The credit agreement limits the amount of our capital expenditures, requires us to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after we place 24 of our second-generation satellites into service and at the end of each fiscal quarter thereafter, we must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. We were in compliance with these debt covenants at June 30, 2008.

All loans will mature on December 31, 2012. Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or the Federal Funds rate plus 3.25% to 3.75%. We had borrowings of $150.0 million under the revolving credit facility at June 30, 2008. The delayed draw term loan bears interest at either 5% plus the greater of the prime rate and the Federal Funds rate plus 0.5%, or LIBOR plus 6%.  The delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. The loans may be prepaid without penalty at any time.

To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See “Note 12: Derivatives” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. Upon the assumption of the credit agreement by Thermo Funding, the interest rate swap agreement was amended to require us to provide collateral in cash and securities equal to the negative value of the interest rate swap. At June 30, 2008, the negative value of the interest rate swap was approximately $5.7 million and was classified as a non-current liability.

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

Contractual Obligations and Commitments

At June 30, 2008, we have a remaining commitment to purchase a total of $52.7 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM. We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories. We expect to fund this remaining commitment from our working capital, funds generated by our operations, proceeds from our convertible notes offering which closed on April 15, 2008 and, if necessary, additional capital from the issuance of equity or debt.

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

On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. For a schedule of contractual payments, see “Capital Expenditures” under Liquidity and Capital Resources.

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

Our exposure to fluctuations in currency exchange rates has increased significantly as a result of contracts for the construction of our second-generation constellation satellite and the related control network facility, which are primarily payable in Euros. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance related to these contracts of approximately €489.3 million on June 30, 2008, would result in $7.7 million of additional payments. See “Note 4: Property and Equipment” of the Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 4. Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2008, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three and six months ended June 30, 2008.

(b)                               Changes in internal control over financial reporting.

As of June 30, 2008, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

In connection with our Annual Meeting of Stockholders held on May 13, 2008, our Board of Directors solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing 84.64% of the shares eligible to vote) were cast at that meeting:

1. Election of Class B Directors

	VOTES
	For	Withheld
Kenneth E. Jones	72,013,278	99,158
James F. Lynch	71,195,413	917,023

2. Approval of the Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan

	VOTES
	For	Against	Abstain	Broker Non- Votes
Approve Amended and Restated Plan	68,252,302	1,266,419	141,220	2,452,495

3. Ratify appointment of Crowe Chizek and Company LLP as our independent auditors

	VOTES
	For	Against	Abstain
Ratify Crowe Chizek and Company LLP	71,990,617	98,818	23,001

Item 6. Exhibits

Number	Description

10.1†	Contract between Globalstar, Inc. and Hughes Network Systems, LLC for Radio Access Network (RAN) and User Terminal Subsystem

10.3	Letter Agreement between Globalstar, Inc. and Thomas M. Colby dated May 1, 2008

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

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

GLOBALSTAR, INC.

	By:	/s/ JAMES MONROE III
Date: August 11, 2008		James Monroe III
Chairman and Chief Executive Officer

	By:	/s/ FUAD AHMAD
Date: August 11, 2008		Fuad Ahmad
Senior Vice President and Chief Financial Officer