Form 10-Q/A
period 2008-03-31
Globalstar, Inc.
filed 2008-08-21
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐        No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of May 6, 2008, there were 112,134,523 shares of $0.0001 par value Common Stock outstanding.

FORM 10-Q/A

For the Fiscal Year Ended March 31, 2008

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Globalstar, Inc. (the “Company”) for the quarterly period ended March 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2008 (the “Original Filing”). The Company is filing this Amendment to provide revised certifications pursuant to Rule 13a-14(a) that include revisions to the introduction of paragraph 4 concerning internal control over financial reporting, which was inadvertently omitted from the Original Filing.

This Form 10-Q/A does not modify or update any other disclosures set forth in the Original Filing.

PART IV

Item 15.                   Exhibits and Financial Statements Schedules.

(a)		Documents filed as part of this Amendment:
	(3)	Exhibits

See exhibit list.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 21, 2008	By:	/s/ JAMES MONROE III
James Monroe III
Chairman and Chief Executive Officer