Form 10-Q/A
period 2008-06-30
Globalstar, Inc.
filed 2008-08-21
CIK 1366868

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

FORM 10-Q/A

For the Fiscal Year Ended June 30, 2008

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Globalstar, Inc. (the “Company”) for the quarterly period ended June 30, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2008 (the “Original Filing”). The Company is filing this Amendment to provide revised certifications pursuant to Rule 13a-14(a) that include revisions to the introduction of paragraph 4 concerning internal control over financial reporting, which was inadvertently omitted from the Original Filing.

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