Form 10-Q
period 2008-09-30
Globalstar, Inc.
filed 2008-11-10
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of November 4, 2008, 119,773,472 shares of Common Stock, par value $0.0001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue:
Service revenue	$16,150	$21,263	$48,833	$58,713
Subscriber equipment sales	6,375	4,425	18,825	15,966
Total revenue	22,525	25,688	67,658	74,679
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	10,452	7,307	26,534	20,428
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	4,942	3,390	14,050	11,398
Cost of subscriber equipment sales – Impairment of assets	—	—	404	17,255
Total cost of subscriber equipment sales	4,942	3,390	14,454	28,653
Marketing, general, and administrative	17,372	12,069	48,602	34,185
Depreciation and amortization	7,196	3,264	19,135	8,225
Total operating expenses	39,962	26,030	108,725	91,491
Operating loss	(17,437)	(342)	(41,067)	(16,812)
Other income (expense):
Interest income	1,474	734	4,407	2,253
Interest expense	(1,285)	(341)	(2,754)	(1,037)
Interest rate derivative loss	(229)	(2,297)	(25)	(751)
Other	(6,587)	3,827	1,587	4,874
Total other income (expense)	(6,627)	1,923	3,215	5,339
Income (loss) before income taxes	(24,064)	1,581	(37,852)	(11,473)
Income tax expense	2,039	929	2,234	118
Net income (loss)	$(26,103)	$652	$(40,086)	$(11,591)
Income (loss) per common share:
Basic	$(0.31)	$0.01	$(0.48)	$(0.15)
Diluted	(0.31)	0.01	(0.48)	(0.15)
Weighted-average shares outstanding:
Basic	84,631	78,000	83,711	75,614
Diluted	84,631	79,044	83,711	75,614

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,937	$37,554
Accounts receivable, net of allowance of $5,701 (2008) and $4,177 (2007)	15,279	12,399
Inventory	64,849	54,939
Advances for inventory	9,313	9,769
Deferred tax assets	604	1,257
Prepaid expenses and other current assets	6,867	3,262
Total current assets	109,849	119,180

Property and equipment:
Spare satellites and related launch costs	—	47,848
Second-generation satellites, launch costs and ground segment	435,218	147,998
Globalstar System, net	122,753	84,939
Other property and equipment, net	12,812	9,318
	570,783	290,103

Other assets:
Restricted cash	104,722	80,871
Deferred tax assets	19,049	20,303
Other assets, net	15,174	2,518
Total assets	$819,577	$512,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,952	$8,400
Accrued expenses	39,543	17,650
Payables to affiliates	3,119	1,487
Deferred revenue	19,740	19,396
Total current liabilities	98,354	46,933

Borrowings under revolving credit facility	35,000	50,000
Long term debt	100,000	—
Long term convertible senior notes	150,000	—
Employee benefit obligations, net of current portion	1,422	1,779
Other non-current liabilities	54,583	8,719
Total non-current liabilities	341,005	60,498

Ownership equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized, issued and outstanding — none	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized, 118,419 shares issued and outstanding at September 30, 2008 and 83,693 shares issued and outstanding at December 31, 2007	12	8
Additional paid-in capital	424,443	407,743
Accumulated other comprehensive income	1,467	3,411
Retained deficit	(45,704)	(5,618)
Total ownership equity	380,218	405,544

Total liabilities and shareholders’ equity	$819,577	$512,975

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(40,086)	$(11,591)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred income taxes	1,800	(510)
Depreciation and amortization	19,135	8,225
Interest rate derivative loss	25	751
Stock-based compensation expense	10,318	5,409
Loss (gain) on disposal of fixed assets	59	(137)
Provision for bad debts	1,871	425
Interest income on restricted cash	(3,526)	(1,557)
Contribution of services	337	315
Cost of subscriber equipment sales - impairment of assets	404	17,255
Amortization of deferred financing costs	514	332
Loss in equity method investee	105	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,931)	5,132
Inventory	(13,871)	(25,447)
Advances for inventory	(74)	6,607
Prepaid expenses and other current assets	1,219	(429)
Other assets	(1,035)	327
Accounts payable	1,665	(8,549)
Payables to affiliates	1,722	128
Accrued expenses and employee benefit obligations	(3,504)	(4,036)
Other non-current liabilities	1,075	(109)
Deferred revenue	804	(4,152)
Net cash from operating activities	(25,974)	(11,611)
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(199,525)	(125,850)
Second-generation ground	(5,294)	—
Property and equipment additions	(4,551)	(2,702)
Proceeds from sale of property and equipment	141	263
Payment for intangible assets	—	(214)
Investment in businesses	(2,000)	—
Cash acquired on purchase of subsidiary	1,839	—
Restricted cash	(18,298)	—
Net cash from investing activities	(227,688)	(128,503)
Cash flows from financing activities:
Proceeds from revolving credit loan	35,000	—
Payment of principal on notes payable	—	(273)
Borrowings from long-term convertible senior notes	150,000	—
Borrowings from long term debt	100,000	—
Repayment of revolving credit loan	(50,000)	—
Proceeds from irrevocable standby stock purchase agreement	—	140,255
Deferred financing cost payments	(4,880)	(1,533)
Reduction in derivative margin account balance requirements	159	—
Net cash from financing activities	230,279	138,449
Effect of exchange rate changes on cash	(1,234)	(5,694)
Net decrease in cash and cash equivalents	(24,617)	(7,359)
Cash and cash equivalents, beginning of period	37,554	43,698
Cash and cash equivalents, end of period	$12,937	$36,339
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,502	$2,301
Income taxes	$994	$84
Supplemental disclosure of non-cash financing and investing activities:
Conversion of redeemable Common Stock to Common Stock	$—	$1,249
Accrued launch costs and second-generation satellites costs	$27,481	$347
Capitalization of interest for spare and second-generation satellites and launch costs	$10,460	$—
Vendor financing of second-generation Globalstar System	$48,215	$

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year or any future period. Globalstar’s results of operations are subject to seasonal usage changes. The months of April through October are typically peak months for service revenues and equipment sales. Government customers in North America tend to use Globalstar’s services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

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

Other income (expense) includes foreign exchange transaction gains (losses) of $(6.5) million and $1.6 million for the three and nine months ended September 30, 2008, respectively, and $3.8 million and $4.9 million for the three and nine months ended September 30, 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 initially was to be effective for the Company on January 1, 2008. However, on February 12, 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to establishing guidelines for measuring fair value of financial assets and liabilities and non-financial assets and non-financial liabilities that are recognized at fair value on a recurring basis. This adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(26,103)	84,631	$(0.31)	$(40,086)	83,711	$(0.48)

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic income (loss) per common share
Net income (loss)	$652	78,000	$0.01	$(11,591)	75,614	$(0.15)
Effect of Dilutive Securities
Stock Options to Director		88
GAT acquisition		536
Unvested restricted stock		420
Diluted income (loss) per common share	$652	79,044	$0.01	$(11,591)	75,614	$(0.15)

For the three and nine months ended September 30, 2008 and 2007, diluted net income (loss) per share of Common Stock is the same as basic net income (loss) per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

Shares issued under the Share Lending Agreement (31.4 million shares at September 30, 2008) are excluded from the computation of earnings per share (Note 13).

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

The following table summarizes the Company’s preliminary allocation of the estimated values of the assets acquired and liabilities assumed in the acquisition (in thousands):

March 25, 2008
Current assets	$7,695
Property and equipment	6,872
Long-term assets	5,361
Total assets acquired	19,928
Current liabilities	6,419
Long-term liabilities	6,792
Total liabilities assumed	13,211
Net assets acquired	$6,717

Note 4: Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Globalstar System:
Space segment	$132,983	$85,142
Ground segment	27,822	21,530
Second-generation satellites and related launch costs	428,998	147,998
Second-generation ground segment	6,263	—
Spare satellites and related launch costs	—	47,848
Furniture and office equipment	16,872	14,417
Land and buildings	3,079	2,478
Leasehold improvements	705	717
Construction in progress	3,710	1,132
	620,432	321,262
Accumulated depreciation	(49,649)	(31,159)
	$570,783	$290,103

Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and related launch costs, second-generation satellites and related launch costs, second-generation ground segment and support equipment located in various countries around the world.

On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price, including subsequent additions, is approximately €669.6 million (approximately $946.7 million at a weighted average conversion rate of €1.00 = $1.4139 at September 30, 2008) including approximately €146.8 million which was paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At September 30, 2008, $72.8 million was held in escrow to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation. Funds that the Company deposits into the escrow account to support this contract will be used to make payments under this contract in the future. At the Company’s request, Thales Alenia Space has presented a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.7 million to $19.4 million at €1.00 = $1.4449).  In 2007, the Company authorized the first two portions of the Thales’ four-part sequential plan with an additional cost of €4.1 million ($5.9 million at €1.00 = $1.4449). In October 2008, the Company authorized the third portion of the sequential plan with an additional cost of €0.9 million ($1.3 million at €1.00 = $1.4449). The Company cannot provide assurance that the remaining acceleration will occur.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.1 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4345) consisting of €4.0 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

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

To augment its existing satellite constellation, the Company successfully launched eight spare satellites in two separate launches of four satellites each on May 29, 2007 and October 21, 2007. The Company no longer has any spare satellites remaining to be launched.  All of the eight spare satellites had been placed into service and were handling call traffic as of June 30, 2008.

On May 14, 2008, the Company and Hughes Network Systems, LLC (“Hughes”) entered into an agreement under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The RANs, when completed, will be covered by a limited one-year warranty, with an option for the Company to extend the warranty. The agreement contains customary arbitration and indemnification provisions. Future costs associated with certain projects under this contract will be capitalized once the Company has determined that technological feasibility has been achieved on these projects.

As of September 30, 2008 and December 31, 2007, capitalized interest recorded was $14.8 million and $1.1 million, respectively. Interest capitalized during the three and nine months ended September 30, 2008 was $5.4 million and $13.7 million, respectively. No interest was capitalized during the three and nine months ended September 30, 2007. Depreciation expense for the three and nine months ended September 30, 2008 was $7.2 million and $19.0 million, respectively, and $3.2 million and $8.1 million for the three and nine months ended September 30, 2007, respectively.

Note 5: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions, excluding interest, and are comprised of the following (in thousands):

	September 30, 2008	December 31, 2007

QUALCOMM	$2,912	$1,286
Thermo Capital Partners	207	201
	$3,119	$1,487

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three and nine months ended September 30, 2008, total expenses were approximately $57,000 and $167,000, respectively, and $45,000 and $143,000 for the three and nine months ended September 30, 2007, respectively.

For the three and nine months ended September 30, 2008, the Company also recorded approximately $112,000 and $337,000, respectively, of non-cash expenses related to services provided by two executive officers of Thermo and the Company who receive no compensation from the Company, which were accounted for as a contribution to capital. For the three and nine months ended September 30, 2007, the Company recorded $141,000 and $315,000, respectively, of expenses related to services provided by officers of Thermo, which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

Note 6: Other Related Party Transactions

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with QUALCOMM. Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 7.5% to 25% of the total order as advances for inventory.  As of September 30, 2008 and December 31, 2007, total advances to QUALCOMM for inventory were $9.2 million and $9.7 million, respectively. As of September 30, 2008 and December 31, 2007, the Company had outstanding commitment balances of approximately $50.4 million and $57.0 million, respectively. On October 28, 2008, the Company amended its agreement with QUALCOMM to extend the term for 12 months and defer delivery of mobile phones and related equipment until 2010.

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

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. The credit agreement as currently in effect provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. As of September 30, 2008, the Company had drawn $35.0 million of the revolving credit facility and $100.0 million of the delayed draw term loan facility was outstanding. As of December 31, 2007, the Company had drawn $50.0 million of the revolving credit facility but none of the delayed draw term loan was outstanding.

All loans will mature on December 31, 2012.  Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%.  The delayed draw term loan bears interest at either 5% plus the greater of the prime rate and the Federal Funds rate plus 0.5%, or LIBOR plus 6%.  The delayed draw term loan facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during the three and nine months ended September 30, 2008 were less than $0.1 million and $0.3 million, respectively. Commitment fees related to the loans, incurred during the three and nine months ended September 30, 2007, were $0.6 million and $1.7 million, respectively. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The loans may be prepaid without penalty at any time. On September 29, 2008, the Company and Thermo agreed that, effective May 26, 2008, all payment of interest on the debt will be deferred until 45 days after Thermo provides notice that the interest is then payable. Interest would accrue on this outstanding interest at the same rate as the underlying loan and be compounded on December 31, 2008 and annually thereafter.

Purchases and other transactions with Affiliates

Total purchases and other transactions from affiliates, excluding interest, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

QUALCOMM	$3,119	$9,794	$9,023	$32,486
Other affiliates	29	6,326	1,597	13,690
Total	$3,148	$16,120	$10,620	$46,176

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

The application of FIN 48 resulted in a cumulative adjustment of $0.6 million which decreased retained earnings. This decrease was a result of an unrecognized tax benefit of approximately $73.7 million which was substantially offset by the application of a valuation allowance. The unrecognized tax benefit of $74.5 million at December 31, 2007 did not change significantly during the three and nine months ended September 30, 2008. In addition, future changes in the unrecognized tax benefit may not have an impact on the effective tax rate due to the existence of the valuation allowances on most of the Company’s deferred tax assets. At September 30, 2008, the Company determined, based on its evaluation of current evidence and its effect on its estimate of future taxable income that it was necessary to provide a full valuation allowance against its Canadian subsidiary’s deferred tax assets. Accordingly, the Company increased its deferred tax valuation allowance by $2.1 million with respect to its deferred tax assets,

The Company has been notified that one of its subsidiaries and its predecessor, Globalstar L.P. are currently under audit for the 2004 and 2005 tax years. During the audit period, the Company and its subsidiaries were taxed as partnerships. Neither the Company nor any of its subsidiaries, except for the one noted above, are currently under audit by the Internal Revenue Service (“IRS”) or by any state jurisdiction in the United States with respect to Income Taxes. The Company’s corporate U.S. tax returns for 2006 and 2007 and U.S. partnership tax returns filed for years before 2006 remain subject to examination by tax authorities. In the Company’s international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years in most of the Company’s major international tax jurisdictions.

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

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(26,103)	$652	$(40,086)	$(11,591)
Other comprehensive income:
Foreign currency translation adjustments	(488)	1,488	(1,944)	4,184
Minimum pension liability adjustment	—	—	—	(203)

Total comprehensive income (loss)	$(26,591)	$2,140	$(42,030)	$(7,610)

Note 9: Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. Approximately 0.1 million and 2.1 million restricted stock awards and restricted stock units (including grants to both employees and executives) were granted during the three and nine months ended September 30, 2008, respectively. In January 2008, the Company’s Board of Directors approved the addition of approximately 1.7 million shares of the Company’s Common Stock to the shares available for issuance under the Equity Plan. The Company’s stockholders approved the Amended and Restated Equity Plan on May 13, 2008, which added an additional 3.0 million shares of the Company’s Common Stock to the shares available for issuance under the Equity Plan.

Note 10: Litigation and Other Contingencies

The Company is involved in certain litigation matters as discussed below.

On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”) in the United States District Court for the Southern District of New

York alleging that the Company’s registration statement related to its initial public offering (“IPO”) in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. On August 15, 2007, the lead plaintiff filed its Securities Class Action Consolidated Amended Complaint reasserting claims against the Company and the Company’s CEO and CFO, and adding as defendants the three co-lead underwriters of the IPO, Wachovia Capital Markets, LLC, JPMorgan Securities, Inc. and Jefferies & Company, Inc. On November 15, 2007 plaintiffs filed a Second Amended Complaint. That complaint cites a drop in the trading price of the Company’s Common Stock that followed its filing, on February 5, 2007, of a Current Report on Form 8-K relating in part to changes in the condition of its satellite constellation. It seeks, on behalf of a class of purchasers of the Company’s Common Stock who purchased shares in the IPO, recovery of damages under Sections 11 and 15 of the Securities Act of 1933, and rescission under Section 12(a)(2) of the Securities Act of 1933. On February 15, 2008, all of the defendants filed motions to dismiss the Second Amended Complaint. The plaintiff’s response to these motions was filed on April 15, 2008, and defendants’ reply memorandum was filed May 15, 2008. On September 30, 2008, the presiding judge dismissed all of the plaintiff’s claims with prejudice. The plaintiff filed a notice of appeal to the Second Circuit Court of Appeals on October 29, 2008.

On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California (Case No: 07-CV-01941 THE). The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. Plaintiffs allege that members of the proposed class suffered damages from March 2003 to the present because Globalstar did not perform according to its representations with respect to coverage and reliability. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular actual damages incurred. Plaintiffs amended their complaint on June 29, 2007, and the Company filed a motion to dismiss the complaint on July 6, 2007. On September 25, 2007, the court issued an order granting in part and denying in part the Company’s motion. Subsequently, on October 17, 2007, the plaintiffs filed their Second Amended Complaint, and Globalstar filed a reply and second motion to dismiss. On February 6, 2008, the judge granted Globalstar’s motion in part and denied it in part, thereby narrowing the scope of the case. A mandatory mediation session was held March 10, 2008 and discovery related solely to the issue of certification of the class was completed in April 2008. A hearing on Globalstar’s motion for summary judgment was held on October 29, 2008. The judge deferred hearing plaintiffs’ motion for class certification.

On April 24, 2007, Mr. Jean-Pierre Barrette filed a motion for Authorization to Institute a Class Action in Quebec, Canada, Superior Court against Globalstar Canada. Mr. Barrette asserted claims based on Quebec law related to his alleged problems with Globalstar Canada’s service. In June 2008 Globalstar Canada and the plaintiff settled the case for an immaterial amount.  The settlement was approved by the court on June 25, 2008 and has been fully implemented.

On February 5, 2008, the Company filed a Petition for Review in the U.S. Court of Appeals for the District of Columbia Circuit of the FCC’s November 9, 2007, Second Order on Reconsideration and Second Report and Order (the “Second Report”) in IB Docket No. 02-364.  The Second Report, among other things, reassigned the L-band spectrum in the 1610-1626.5 MHz frequency band between the Company and Iridium Satellite LLC, reducing Globalstar’s spectrum and increasing Iridium’s.  The Company filed its brief on September 17, and the FCC filed its brief on October 17.  The Company’s reply brief is due on November 18.  The Company cannot predict whether the court will rule in its favor or when a decision may be issued.

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

Note 11: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service:
United States	$8,233	$11,922	$24,908	$32,175
Canada	5,018	7,047	16,140	20,391
Europe	946	1,431	3,018	3,498
Central and South America	1,747	559	4,165	1,788
Others	206	304	602	861
Total service revenue	16,150	21,263	48,833	58,713
Subscriber equipment:
United States	3,742	1,298	9,730	6,351
Canada	1,632	1,522	5,644	4,259
Europe	115	1,163	1,534	4,066
Central and South America	685	255	1,677	714
Others	201	187	240	576
Total subscriber equipment revenue	6,375	4,425	18,825	15,966

Total revenue	$22,525	$25,688	$67,658	$74,679

Note 12: Interest Rate Derivative

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 6), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The fair value of the interest rate swap agreement as measured on a recurring basis as of September 30, 2008 and December 31, 2007 is presented in the table below.

		Fair Value Measurements at September 30, 2008 using
		Quoted Prices in Active Markets for Identical Instruments

			Significant Other Observable Inputs
				Significant Unobservable Inputs

(In Thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other non-current liabilities:

Interest rate derivative	$5,949	$—	$5,974	$—	$5,974

Total non-current liabilities measured at fair value	$5,949	$—	$5,974	$—	$5,974

The increases in fair value of the interest rate swap agreement liability, for the three and nine months ended September 30, 2008, of approximately $0.2 million and less than $0.1 million, respectively, were recognized as “Interest rate derivative loss” in the accompanying Consolidated Statements of Operations.

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

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2028. The Notes are convertible into shares of Common Stock, subject to the Company’s option to deliver cash in lieu of all or a portion of the shares. The Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment in the manner set forth in the Supplemental Indenture. The conversion rate may not exceed 240.9638 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of Notes who convert their Notes prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the Notes being converted. See Note 14.

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

On April 10, 2008, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares include 21,936,020 shares of Common Stock initially loaned by the Company to the Borrower pursuant to Section 2(a) of the Underwriting Agreement, an aggregate of 10,000,000 shares of Common Stock loaned by the Company to the Borrower on two separate occasions pursuant to Borrowing Notices dated as of April 15, 2008 and August 13, 2008, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4,208,550 shares of Common Stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The sale of the Borrowed Shares was registered under the S-3 (33-149798).  The Company used two prospectus supplements for the transaction, one for the sale of the Notes (and the underlying Common Stock) and the other for the sale of the Borrowed Shares.  The Company filed the prospectus supplement for the sale of the Borrowed Shares pursuant to Rule 424(b) (3) on April 2, 2008 and pursuant to Rule 424(b) (5) on April 14, 2008.  Hence the Borrowed Shares are free trading shares.

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

Note 14: Subsequent Events

On October 8, 2008, the Company signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at Globalstar’s satellite gateway ground stations. The all Internet Protocol (IP) based core network system is wireless 3G/4G compatible and will link the Company’s radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway.

On October 15, 2008, the FCC released an Order of Modifications (“Order”) modifying both the Company’s and Iridium’s satellite constellation licenses consistent with its Second Report.  See Note 10. The FCC’s Order, which is effective December 14, 2008, reduces the Company’s spectrum assignment not only in the U.S. but globally. The FCC invited the Company to file applications for waiver of the Order in the event that the Order would cause particular hardship. The Company has not yet decided how to respond to the Order.

On October 28, 2008, the Company amended its agreement with QUALCOMM to extend the term for 12 months and defer delivery of mobile phones and related equipment until 2010.

On October 31, 2008, the FCC released an order authorizing us to implement the Company’s agreement with Open Range Communications, Inc, to provide WiMax service in rural communities as an ancillary terrestrial component of the Company’s satellite service.

Holders of $36 million aggregate principal amount, or 24%, of the outstanding 5.75% Convertible Senior Notes due 2028 (“Notes”) of the Company have submitted notices of conversion to the trustee in order to convert their Notes into Common Stock in accordance with the terms of the indenture governing the Notes. The Company expects to issue approximately 6.0 million shares of its Common Stock and pay a nominal amount of cash for fractional shares when the conversion of these Notes is completed over the conversion reference period.  In addition, the holders are entitled to receive an early conversion make whole amount of approximately $5.2 million representing the next five semi-annual interest payments that would have become due on the converted Notes, which will be paid from funds in an escrow account for the benefit of the holders of Notes. After this conversion, $114 million aggregate principal amount of Notes will remain outstanding. The Company’s aggregate cash interest cost savings through maturity resulting from these conversions will be approximately $35.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to obtain additional financing, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Part II. Item 1A. Risk Factors in this Report or incorporated by reference into this Report, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

•                  a general reduction in prices of user equipment; and

•                  with the addition of our retail product line we are exposed to current consumer spending and consumer confidence.

In addition, our industry as a whole has benefited from the improved financial condition of most industry participants following their financial reorganizations.

Nonetheless, we face a number of challenges and uncertainties, including:

•                  Constellation life and health.  Our current satellite constellation is aging. We successfully launched our eight spare satellites in 2007. All of our satellites launched prior to 2007 have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem (our “two-way communication issues”). The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna amplifiers reduces the availability of two-way voice and data communication between the affected satellites and the subscriber, and may reduce the ability to connect, or the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. Subscriber service will continue to be available, but at certain times in any given location it may take longer to establish calls and the average duration of calls may be impacted adversely. There are periods of time each day during which no two-way voice and data service is available at any particular location. The root cause of our two-way communication issues is unknown, although we believe it may result from irradiation of the satellites in orbit caused by the space environment at the altitude that our satellites operate.

The decline in the quality of two-way communication does not affect adversely our one-way Simplex data transmission services, including our new SPOT satellite messenger™  products and services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites.

To date, we have managed the two-way communication issue in various technical ways, including moving less impaired satellites to key orbital positions and launching eight spare satellites. Nonetheless, we have been unable to correct our two-way communication issues. As of September 30, 2008, we have decommissioned 10 of our original 52 satellites.

Although the rate of degradation of the S-band antennas has slowed since 2007, we continue to believe that the quality of two-way communication services will continue to decline, and by some time in early 2009 we anticipate that all of our satellites launched between 1998 and 2000, but not those satellites launched in 2007, will cease to be able to support two-way communications. Simplex data services, including our new SPOT satellite messenger products and services, will not be affected.

We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations. Among other things, we requested Thales Alenia Space to present a plan for accelerating delivery of the initial 24 satellites of our second-generation constellation by up to four months. In 2007, we accepted the first two portions of the Thales’ four-part sequential plan. In October, 2008, we accepted the third portion of the four-part sequential plan. See “Part II, Item 1A. Risk Factors.

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

•                  Technological changes.  It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 70% of our total assets at September 30, 2008 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

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

In November, 2006, we entered into a contract with Thales Alenia Space for the construction of our second-generation constellation. The total contract price, including subsequent additions, will be approximately €669.6 million (approximately $946.7 million at a weighted average conversion rate of €1.00 = $1.4139 at September 30, 2008, including approximately €146.8 million paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made aggregate payments of approximately €217.7 million (approximately $294.4 million) through September 30, 2008 under this contract. At our request, Thales Alenia Space has presented to us a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.7 million to $19.4 million at € 1.00 = $1.4449). In 2007, we accepted the first two portions of the Thales four-part sequential acceleration plan with an additional cost of €4.1 million ($5.9 million at €1.00 = $1.4449). In October 2008, the Company authorized the third portion of the sequential plan with an additional cost of €0.9 million ($1.3 million at €1.00 = $1.4449). We cannot provide assurance that any of the remaining acceleration will occur.

In March 2007, we entered into a €9.1 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4345) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. We have made aggregate payments under this contract of approximately €6.7 million (approximately $9.9 million) through September 30, 2008.

In September, 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.1 million. On July 5, 2008, we amended our agreement with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8% to 12%. We have made aggregate payments under this contract of approximately $26.3 million through September 30, 2008.

On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. We have made aggregate payments under this contract of approximately $4.8 million through September 30, 2008.

On October 8, 2008, we signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway.

We have completed construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway was fully operational for Simplex service in October 2008.  Duplex service is expected to be introduced when the second-generation constellation becomes operational.

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

•                  SPOT Satellite Messenger Pricing

The pricing for SPOT satellite messenger products and services and equipment is intended to be extremely competitive. Annual service fees, depending whether they are for domestic or international service, currently range from $99.99 to approximately $156.00 for our basic level plan, and $149.98 to approximately $218.00 with additional tracking capability. We expect the equipment will be sold to end users at $149.99 to approximately $300.00 per unit (subject to foreign currency rates).

•                  SPOT Satellite Messenger Distribution

We are distributing and selling our new SPOT satellite messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of “Big Box” retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy Canada, Big 5 Sporting Goods, Big Rock Sports, Boater’s World, Cabela’s, Campmor, Costco, Joe’s Sport, London Drug, Outdoor and More, Gander Mountain, REI, Sportsman’s Warehouse, The Source by Circuit City dealers, Wal-Mart.com, West Marine, DBL Distribution, D.H. Distributions, and CWR Electronics. We have achieved our objective to sell SPOT satellite messenger products through approximately 5,000 distribution points and expect to reach 10,000 in 2009. We also intend to sell directly using our existing sales force into key vertical markets and through our direct e-commerce website (www.findmespot.com).

SPOT satellite messenger products and services have been introduced only recently and their commercial introduction and their commercial success cannot be assured.

•                  Fluctuations in interest and currency rates.  Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs if debt is outstanding. A substantial portion of our revenue (41% for the nine months ended September 30, 2008) is denominated in foreign currencies. In addition, a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. The recent increase in the relative value of the U.S. dollar versus the Euro has positively affected our revenues and is expected to decrease our capital expenditures. Any future declines in the relative value of the U.S. dollar versus the Euro will have an opposite affect on our revenue and increase our capital expenditures. The recent increase in the relative value of the U.S. dollar versus the Canadian dollar has negatively affected our revenues. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

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

On October 31, 2007, we entered into an agreement with Open Range Communications, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority.  Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. Commercial availability is expected to begin in selected markets in late 2008. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Based on Open Range’s business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a value for this agreement between $0.30 - $0.40/MHz/POP. Upon the fulfillment of all contingencies, Open Range’s down payment will be $3.6 million and annual payments in the first six years of the agreement will range from approximately $1.2 million to $10.3 million, assuming Open Range has the ability to use all of the licensed spectrum covered by the agreement. The amount of the payments made to us will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system. We have also agreed to make a $5.0 million preferred equity investment in Open Range, $3.0 million of which was made through September 30, 2008. Under the agreement Open Range will have the right to use our spectrum within the United States in the 1.6 and 2.4 MHz bands to provide terrestrial wireless broadband services. Open Range will deploy portable broadband services via a WiMAX architecture within the targeted communities. In addition, Open Range has an option to expand this relationship over the next six years. The agreement is contingent on various conditions, including receiving authority from the FCC to use an expanded portion of our licensed spectrum for ATC services and such other FCC and other governmental approvals as may be required for the agreement, and Open Range’s completion of its equity and debt financing. In March 2008, Open Range secured approval for a $267 million broadband loan from the Department of Agriculture’s Rural Utilities Program.

In addition to our agreement with Open Range Communications, Inc., we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

On April 10, 2008, the FCC increased our ATC grant to a total of 19.275 MHz in our two frequency bands. The FCC’s order is now final and effective. On May 16, 2008, we filed an application with the FCC to modify our authorization by adding additional wave forms.  One of these is the time division duplex (TDD) WiMAX wave form that Open Range intends to deploy.  Two parties, Iridium and Sprint Nextel, filed petitions to deny our application, and we and Open Range filed our oppositions to their petitions. On October 31, 2008, the FCC granted us the authority necessary to implement our agreement with Open Range but deferred a decision on waveforms other than WiMax.

Service and Subscriber Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30, 2008		Three months ended September 30, 2007		Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Mobile	$9,976	44%	$16,482	64%	$33,199	49%	$46,409	62%
Fixed	920	4	1,389	6	2,817	4	4,383	6
Data	174	1	380	2	600	1	1,160	2
Simplex	1,838	8	570	2	4,239	6	1,730	2
IGO	889	4	1,340	5	2,617	4	3,145	4
Other(1)	2,353	10	1,102	4	5,361	8	1,886	3
Total Service Revenue	16,150	71	21,263	83	48,833	72	58,713	79

Subscriber Equipment Sales:
Mobile	2,043	9	2,854	11	6,383	9	9,731	13
Fixed	162	1	380	1	1,053	2	1,977	2
Data and Simplex	1,936	9	174	1	6,471	10	540	1
Accessories	2,234	10	1,017	4	4,918	7	3,718	5
Total Subscriber Equipment Sales	6,375	29	4,425	17	18,825	28	15,966	21

Total Revenue	$22,525	100%	$25,688	100%	$67,658	100%	$74,679	100%

(1)             Includes engineering services and activation fees

Operating Loss. We realized an operating loss of $41.1 million for the nine months ended September 30, 2008 compared to an operating loss of $16.8 million for the same period in 2007. This increased loss can be attributed primarily to lower service revenues and higher depreciation expense, non-cash executive compensation expense related to a change in compensation from cash to restricted stock, advertising and marketing expense, as well as higher cost of services. Lower service revenue was a result of lower price service plans introduced to maintain our subscriber base despite two-way communication issues affecting our two-way service during the first nine months of 2008. The higher depreciation expense resulted from placing all eight of our recently launched spare satellites into service. The higher advertising expense resulted from the launch of our SPOT satellite messenger product and services.

Subscribers and ARPU for the three and nine months ended September 30, 3008 and 2007. Average number of subscribers and ARPU for retail, IGO and Simplex customers for the three and nine months ended September 30, 2008 and 2007 are presented below. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Net Change	2008	2007	% Net Change
Average number of subscribers for the period:

Retail	119,222	122,880	(3)%	178,448	185,403	(4)%
IGO	76,101	91,780	(17)	120,488	135,476	(11)
Simplex	127,328	66,805	91	161,802	91,121	78

ARPU (monthly):

Retail	$35.32	$48.41	(27)	$37.34	$46.21	(19)
IGO	$3.89	$4.87	(20)	$3.62	$3.87	(6)
Simplex	$4.85	$2.84	71	$4.36	$3.16	38

	September 30, 2008	September 30, 2007	% Net Change
Ending number of subscribers:

Retail	118,802	121,342	(2)%
IGO	74,272	92,276	(20)
Simplex	136,314	71,650	90
Total	329,388	285,268	16%

The total number of net subscribers increased from approximately 285,000 at September 30, 2007 to approximately 329,000 at September 30, 2008. Although we experienced a net increase in our total customer base of 15% from September 30, 2007 to September 30, 2008, our total service revenue decreased for the same period. This is due primarily to lower contributions from subscribers in addition to the change in our subscriber mix.

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

During the second quarter of 2007, we introduced an unlimited airtime usage service plan (called the Unlimited Loyalty Plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly fee. The unlimited loyalty plan incorporates a declining monthly price schedule that reduces the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at the fixed monthly price. We record revenue for this plan monthly based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, the balance in deferred revenue is recognized as revenue. At September 30, 2008 and December 31, 2007, our deferred revenue aggregated approximately $20.9 million (with $1.2 million included in non-current liabilities) and $20.4 million (with $1.0 million included in non-current liabilities), respectively.

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

Income Taxes

Until January 1, 2006, we were treated as a partnership for U.S. tax purposes. Generally, our taxable income or loss, deductions and credits were passed through to our members. We did have some corporate subsidiaries that required a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Effective January 1, 2006, we elected to be taxed as a C corporation in the United States. When an enterprise changes its tax status from non-taxable to taxable, under SFAS No. 109 the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result, we recognized a gross deferred tax asset of $204.2 million and a gross deferred tax liability of $0.1 million on January 1, 2006. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. We determined that it was more likely than not that we would not recognize the entire deferred tax asset; therefore, we established a valuation allowance of $182.7 million, resulting in recognition of a net deferred tax benefit of $21.4 million. At September 30, 2008, we determined, based on our evaluation of current evidence and its effect on our estimate of future taxable income that it was necessary to provide a full valuation allowance against our Canadian subsidiary’s deferred tax assets. Accordingly, we increased our deferred tax valuation allowance by $2.1 million with respect to our deferred tax assets. We monitor the situation to ensure that, if and when we are more likely than not to be able to utilize more of the deferred tax asset, we will be able to reduce the valuation allowance accordingly. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 7 to our unaudited interim consolidated financial statements for the impact of this adoption on our financial statements.

Spare Satellites and Related Launch Costs, Second-Generation Satellites and Launch Costs and Ground Segment

Old Globalstar purchased eight additional satellites in 1998 for $148.0 million (including performance incentives of up to $16.0 million) to serve as on-ground spares. Costs of $147.0 million (including a portion of the performance incentives) were previously recognized for these spare satellites. Prior to December 5, 2003, Old Globalstar recorded an impairment of these assets, and at December 5, 2003 they were carried at $0.9 million. The eight spare satellites were launched successfully in two separate launches of four satellites each in May 2007 and October 2007. Depreciation of these assets began when the satellites were placed in service and began to handle call traffic. As of September 30, 2008, all eight satellites were in service. As of December 31, 2007, the spare satellites not in service were recorded at $47.8 million. The amount relating to spare satellites that were placed into service during the three and nine months ended September 30, 2008 (approximately zero and $48.0 million, respectively), was classified within the Globalstar System as part of the space segment. These satellites are being depreciated over an estimated useful life of eight years.

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

On October 8, 2008, we signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway.

The depreciation of these assets will begin once the assets are completed and placed into service.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,
	2008	2007	% Change
Revenue:
Service revenue	$16,150	$21,263	(24)%
Subscriber equipment sales	6,375	4,425	44
Total revenue	22,525	25,688	(12)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	10,452	7,307	43
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	4,942	3,390	46
Cost of subscriber equipment sales – Impairment of assets	—	—	—
Total cost of subscriber equipment sales	4,942	3,390	46
Marketing, general and administrative	17,372	12,069	44
Depreciation and amortization	7,196	3,264	120
Total operating expenses	39,962	26,030	54

Operating loss	(17,437)	(342)	4,999

Other income (expense):
Interest income	1,474	734	101
Interest expense	(1,285)	(341)	277
Interest rate derivative loss	(229)	(2,297)	(90)
Other income (expense)	(6,587)	3,827	N/A
Total other income (expense)	(6,627)	1,923	N/A

Income (loss) before income taxes	(24,064)	1,581	N/A
Income tax expense	2,039	929	119
Net income (loss)	$(26,103)	$652	N/A %

Revenue.  Total revenue decreased by $3.2 million, or approximately 12%, to $22.5 million for the three months ended September 30, 2008, from $25.7 million for the three months ended September 30, 2007. This decrease is attributable to lower service revenue which, we believe, stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues.  This resulted in a reduction in our retail ARPU during the three months ended September 30, 2008, which decreased by approximately 27% to $35.32 from $48.41 for the three months ended September 30, 2007.

Service Revenue. Service revenue decreased $5.1 million, or approximately 24%, to $16.2 million for the three months ended September 30, 2008, from $21.3 million for the three months ended September 30, 2007. Our overall subscriber base grew 15% to approximately 329,000 over the twelve-month period from September 30, 2007 to September 30, 2008. All of such growth resulted from an increase in the number of our Simplex customers. However, we experienced decreased retail ARPU for the three months ended September 30, 2008 compared to the same period in 2007.

We believe that the two-way communication issues we first reported in February 2007 and related price reductions, as well as a change in the mix of our subscriber base, were the reasons for this reduction. This was partially offset by increases in our Simplex ARPU during the three months ended September 30, 2008 compared to the same period in 2007. The increase in our Simplex ARPU was due to introduction of SPOT satellite messenger services during the fourth quarter of 2007.

Subscriber Equipment Sales. Subscriber equipment sales increased by $2.0 million, or approximately 44%, to $6.4 million for the three months ended September 30, 2008, from $4.4 million for the three months ended September 30, 2007. This increase is attributable to the sales of our SPOT satellite messenger product in the third quarter of 2008.

Operating Expenses. Total operating expenses increased approximately $13.9 million, or approximately 54%, from $26.0 million for the three months ended September 30, 2007 to $40.0 million for the three months ended September 30, 2008. This increase was due to higher costs related to our SPOT satellite messenger product and services,  expenses related to the construction of our ground segment, higher bad debt expense, expenses from our recently acquired subsidiary in Brazil, and higher depreciation expense as a result of all eight of our spare satellites being in service in the quarter ended September 30, 2008.

Cost of Services. Our cost of services for the three months ended September 30, 2008 and 2007 were $10.5 million and $7.3 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase in the cost of services during the three months ended September 30, 2008 is primarily due to expenses related to the construction of our ground segment..

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales increased approximately $1.6 million, or approximately 46%, from $3.4 million for the three months ended September 30, 2007 to $4.9 million for the three months ended September 30, 2008. This increase was due to increased sales of our SPOT satellite messenger products in the quarter ended September 30, 2008.  Sales of SPOT satellite messenger products commenced in the fourth quarter of 2007.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $5.3 million, or approximately 44%, from $12.1 million for the three months ended September 30, 2007 to $17.4 million for the three months ended September 30, 2008. This increase was due primarily to increased advertising and marketing costs related to our SPOT satellite messenger product and services, expenses from our recently acquired subsidiary in Brazil, and increased bad debt expense.

Depreciation and Amortization. Depreciation and amortization expense increased $3.9 million, or approximately 120%, from $3.3 million for the three months ended September 30, 2007 to $7.2 million for the three months ended September 30, 2008. This increase was due primarily to the additional depreciation associated with placing all eight of our recently-launched spare satellites into service.

Operating Loss. Our operating loss of $17.4 million for the three months ended September 30, 2008, increased $17.1 million from an operating loss of $0.3 million for the three months ended September 30, 2007. The increased loss was due to lower retail ARPU as a consequence of our two-way communication issues in 2008 and the change in our subscriber base. Higher advertising and marketing costs and higher depreciation expense associated with all eight of our spare satellites being in service also contributed to our operating loss during the three months ended September 30, 2008.

Interest Income. Interest income increased by $0.7 million for the three months ended September 30, 2008. This increase was due to increased cash balances on hand.

Interest Expense. Interest expense increased by approximately $0.9 million from $0.3 million for the three months ended September 30, 2007, to $1.3 million for the three months ended September 30, 2008. This increase was primarily due to higher levels of debt outstanding during the second quarter of 2008.

Interest Rate Derivative Loss. Interest rate derivative loss decreased by $2.1 million from  $2.3 million for three months ended September 30, 2007 to $0.2 million for the three months ended September 30, 2008. This decrease was due to an increase in the fair value of our interest rate swap agreement liability.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other expense increased by $10.4 million for the three months ended September 30, 2008 as compared to the same period in 2007, primarily as a result of the unfavorable exchange rate on the Euro denominated escrow account for our second-generation constellation procurement contract resulting from the appreciation of the U.S. dollar vis-à-vis the Euro.

Income Tax Expense. Income tax expense for the three months ended September 30, 2008 was $2.0 million compared to $0.9 million during the same period in 2007. This was due primarily to recording an increase in the valuation allowance against our Canadian subsidiary’s deferred tax asset during the three months ended September 30, 2008.

Net Income ( Loss). Our net income decreased $26.8 million from a net income of $0.7 million for the three months ended September 30, 2007 to a net loss of $26.1 million for the three months ended September 30, 2008. This decrease was due to lower retail ARPU as a consequence of our two-way communication issues. Furthermore, we experienced higher advertising, marketing, and depreciation expenses, and higher expenses from our recently acquired subsidiary in Brazil, during the three months ended September 30, 2008.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007 (in thousands):

	Nine months ended September 30,
	2008	2007	% Change
Revenue:
Service revenue	$48,833	$58,713	(17)%
Subscriber equipment sales	18,825	15,966	18
Total revenue	67,658	74,679	(9)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	26,534	20,428	30
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	14,050	11,398	23
Cost of subscriber equipment sales – Impairment of assets	404	17,255	(98)
Total cost of subscriber equipment sales	14,454	28,653	(50)
Marketing, general and administrative	48,602	34,185	42
Depreciation and amortization	19,135	8,225	133
Total operating expenses	108,725	91,491	19

Operating loss	(41,067)	(16,812)	144

Other income (expense):
Interest income	4,407	2,253	96
Interest expense	(2,754)	(1,037)	166
Interest rate derivative loss	(25)	(751)	(97)
Other income (expense)	1,587	4,874	(67)
Total other income (expense)	3,215	5,339	(40)

Loss before income taxes	(37,852)	(11,473)	230
Income tax expense	2,234	118	1,793
Net loss	$(40,086)	$(11,591)	246%

Revenue.  Total revenue decreased by $7.0 million, or approximately 9%, from $74.7 million for the nine months ended September 30, 2007 to $67.7 million for the nine months ended September 30, 2008, This decrease is attributable to lower service revenue which we believe stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues.  This resulted in a reduction in our retail ARPU during the nine months ended September 30, 2008, which decreased by 19% to $37.34 from $46.21 for the nine months ended September 30, 2007.

Service Revenue. Service revenue decreased $9.9 million, or approximately 17%, from $58.7 million for the nine months ended September 30, 2007 to $48.8 million for the nine months ended September 30, 2008. Although our overall subscriber base grew 15% to approximately 329,000 over the twelve-month period from September 30, 2007 to September 30, 2008, we experienced decreased retail ARPU. We believe that the two-way communication issues we first reported in February 2007 and related price reductions and the change in our subscriber base were the primary reasons for this decrease.

Subscriber Equipment Sales. Subscriber equipment sales increased by approximately $2.9 million, or approximately 18%, from $16.0 million for the nine months ended September 30, 2007 to $18.8 million for the nine months ended September 30, 2008, This increase is attributable to the sales of our SPOT satellite messenger product.

Operating Expenses. Total operating expenses increased $17.2 million, or approximately 19%, from $91.5 million for the nine months ended September 30, 2007 to $108.7 million for the nine months ended September 30, 2008. This increase was due to costs related to the launch of our new SPOT satellite messenger product and services, higher depreciation expense as a result of placing all eight of our spare satellites into service, and higher non-cash stock compensation expense. Consistent with higher subscriber equipment sales, higher costs of subscriber equipment also contributed to the increase in operating expenses for the nine months ended September 30, 2008.

Cost of Services. Our cost of services for the nine months ended September 30, 2008 and 2007 were $26.5 million and $20.4 million, respectively. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase in the cost of services during the nine months ended September 30, 2008 is due to higher non-cash executive incentive compensation costs resulting from the change in our Executive Incentive Compensation Plan in August 2007, and expenses related to the construction of our ground segment. Furthermore, the expenses from our recently acquired subsidiary in Brazil also contributed to the increase.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $14.2 million, or approximately 50%, from $28.7 million for the nine months ended September 30, 2007 to $14.5 million for the nine months ended September 30, 2008.  This decrease was due primarily to the asset impairment charge of $17.3 million that we recognized in 2007, which was not repeated in 2008, and which was partially offset by higher equipment sales in the nine months ended September 30, 2008 as compared to the same period in 2007 resulting from sales of our new SPOT satellite messenger product.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $14.4 million, or approximately 42%, from $34.2 million for the nine months ended September 30, 2007 to $48.6 million for the nine months ended September 30, 2008. This increase was due primarily to higher non-cash executive compensation costs resulting from the change in the Executive Incentive Compensation Plan, increased advertising and marketing costs related to the sales of our new SPOT satellite messenger product and services, as well as higher costs by our Brazilian subsidiary, which was acquired in March, 2008, and increased bad debt expenses.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $10.9 million, or approximately 133%, from $8.2 million for the nine months ended September 30, 2007 to $19.1 million for the nine months ended September 30, 2008. This increase was due primarily to the additional depreciation associated with placing all eight of our spare satellites into service.

Operating Loss. Our operating loss of $41.1 million for the nine months ended September 30, 2008, increased approximately $24.3 million from an operating loss of $16.8 million for the nine months ended September 30, 2007. The increase was due to lower retail ARPU as a consequence of our two-way communication issues and change in subscriber base mix, higher non-cash executive incentive compensation, higher advertising and marketing costs, higher depreciation expense associated with placing all eight of our spare satellites into service, and expenses from our recently acquired subsidiary in Brazil.

Interest Income. Interest income increased by $2.2 million for the nine months ended September 30, 2008. This increase was due to increased cash balances on hand.

Interest Expense. Interest expense increased by $1.7 million, to $2.8 million for the nine months ended September 30, 2008 from $1.0 million for the nine months ended September 30, 2007. This increase was primarily due to higher levels of debt outstanding during the first nine months of 2008.

Interest Rate Derivative Loss. Interest rate derivative loss decreased by $0.7 million to less than $0.1 million for the nine months ended September 30, 2008 from $0.8 million for nine months ended September 30, 2007. This decrease was due to change in the fair value of our interest rate swap agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income decreased by $3.3 million for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of the unfavorable exchange rate on the Euro denominated escrow account for our second-generation constellation procurement contract resulting from the increase of the U.S. dollar vis-à-vis the Euro.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2008 was $2.2 million compared to $0.1 million during the same period in 2007. This was due primarily to the absence in the first nine months of 2008 of the impairment charge recognized during the nine months ended September 30, 2007, and a valuation allowance on our Canadian subsidiary’s deferred tax assets recognized during the three months ended September 30, 2008.

Net Loss. Our net loss increased $28.5 million to a loss of $40.1 million for the nine months ended September 30, 2008 from a net loss of $11.6 million for the nine months ended September 30, 2007. This increase was due to lower retail ARPU as a consequence of our two-way communication issues and higher non-cash executive incentive compensation, advertising, marketing and depreciation expenses, as well as the expenses from our recently acquired subsidiary in Brazil during the nine months ended September 30, 2008.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Net cash from (used in) operating activities	$(25,974)	$(11,611)
Net cash from (used in) investing activities	(227,688)	(128,503)
Net cash from financing activities	230,279	138,449
Effect of exchange rate changes on cash	(1,234)	(5,694)
Net decrease in cash and cash equivalents	$(24,617)	$(7,359)

Currently, our principal sources of liquidity are our credit agreement with Thermo Funding and our existing cash.

At November 1, 2008, our principal short-term liquidity needs were:

•                                          to make payments to procure our second-generation satellite constellation and construct the Control Network Facility in a total amount not yet determined, but which will include approximately €123.3 million (approximately $178.2 million at a conversion rate of €1.00 = $1.4449 at September 30, 2008) payable to Thales Alenia Space by September 30, 2009 under the purchase contract for our second-generation satellites. The amount payable to Thales Alenia Space by September 30, 2009 under the contract for construction of the Control Network Facility is approximately €2.4 million (approximately $3.5 million at €1.00 = $1.4449);

•                                          to make payments related to our launch for the second-generation satellite constellation in the amount of $85.4 million payable to our launch provider by September 30, 2009;

•                                          to make payments related to the construction of our second-generation ground segment in the amount of $15.0 million by September 30, 2009; and

•                                          to fund our working capital ($11.5 million at September 30, 2008).

We do not believe our liquidity sources at September 30, 2008 are sufficient to fund our short-term needs without additional debt or equity financing or access to our restricted cash balance reserved for making payments under our second-generation satellite construction contract.

During the nine months ended September 30, 2008 and the year ended December 31, 2007, our principal sources of liquidity were:

Dollars in millions	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Cash on-hand at beginning of period	$12.9	$43.7

Net proceeds from Convertible Senior Notes	$119.6	$—

Borrowings under Thermo Funding credit agreement	$135.0	$50.0

Purchase of Common Stock by Thermo Funding	$—	$152.7

We expect to fund our short-term liquidity requirements from the following sources:

•                                          cash from our revolving credit agreement with Thermo ($15.0 million at September 30, 2008 which we borrowed in October 2008);

•                                          cash on hand ($12.9 million at September 30, 2008);

•                                          cash in our escrow account ($72.8 million at September 30, 2008), which will be used periodically to pay down our obligation to Thales Alenia Space or, if permitted, for operating purposes; and

•                                          the incurrence of additional indebtedness, additional equity financings or a combination thereof.

We may not be able to meet these expectations. Currently, we are exploring many financing options, but we have not obtained any commitments and we cannot give you any assurance that these efforts will be successful.

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

Our liquidity and our ability to fund these needs will depend on achieving substantial growth in revenues, having positive cash flows from operations, obtaining additional financing or access to our restricted cash for operating purposes or a combination thereof, which will be subject in part to general economic, financial, regulatory and other factors, including obtaining the consent of others, that are beyond our control, including our ability to achieve positive cash flow from operations despite the problems with our satellite constellation described elsewhere, the willingness of others to invest in us and trends in our industry and technology discussed elsewhere in this Report. In addition to these general and economic and industry factors, the principal factors affecting our cash flows will be our ability to continue to provide attractive and competitive services and products, successfully manage our two-way communication issues until we can deploy our second-generation satellite constellation, increase our number of subscribers and retail average revenue per unit, control our costs, and maintain our margins and profitability. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs. In assessing our liquidity, our management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, the contractual rates that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.

Net Cash from Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2008 increased to a cash outflow of $26.0 million from a cash outflow of $11.6 million for the nine months ended September 30, 2007. This increase was due primarily to  lower collections on account balances during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, offset partially by lower inventory purchases.

Net Cash from Investing Activities

Cash used in investing activities was $227.7 million for the nine months ended September 30, 2008, compared to $128.5 million for the same period in 2007. This increase was the result of higher capital expenditures associated with construction expenses for our second-generation satellite constellation.

Net Cash from Financing Activities

Net cash provided by financing activities increased by approximately $91.8 million to $230.3 million from $138.4 million for the nine months ended September 30, 2007. The increase was primarily the result of $119.6 million of net proceeds of the sale of Convertible Senior Notes, and $100.0 million and $35.0 million, respectively, of term loans and revolving credit loans borrowed from Thermo Funding under our credit agreement, in the nine months ended September 30, 2008.

Capital Expenditures

Our capital expenditures consist primarily of procurement and launch of our second-generation satellite constellation and upgrading our gateways and other ground facilities. We have completed construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway was fully operational for Simplex service in October 2008.  Duplex service is expected to be introduced when the second-generation constellation becomes operational.

In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation. The total contract price, including subsequent additions, is €669.6 million (approximately $946.7 million at a weighted average conversion rate of €1.00 = $1.4139 at September 30, 2008, including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately $294.4 million in related costs through September 30, 2008. In addition, $72.8 million is held in an escrow account that will be used for future payments on this contract. At our request, Thales Alenia Space has presented to us a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.7 million to $19.4 million at €1.00 = $1.4449). In 2007, we authorized the first two portions of the Thales four-part sequential plan with an additional cost of €4.1 million ($5.9 million at €1.00 = $1.4449). In October 2008, we authorized the third portion of the sequential plan with an additional cost of €0.9 million ($1.3 million at €1.00 = 1.4449). We cannot assure you that the remaining acceleration will occur.

In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.1 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4345) consisting of €4.0 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have made payments in the aggregate amount of approximately €6.7 million (approximately $9.9 million) through September 30, 2008.

In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $210.1 million. As of September 30, 2008, we have made payments in the aggregate amount of approximately $26.3 million associated with our launch services contract.  The anticipated time period for the first four launches ranges from as early as the third quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule.

On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. As of September 30, 2008, we have made payments in the aggregate amount of approximately $4.8 million associated with this contract.

On October 8, 2008, we signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway. The agreement represents the final significant ground network infrastructure component for our next-generation of advanced IP-based satellite voice and data services.

The total cost for the satellites, launches and the satellite ground stations under these contracts with Thales Alenia Space, our Launch Provider, Hughes, and Ericsson are included in the estimated $1.26 billion (which is exclusive of internal costs and capitalized interest and the majority of which is denominated in Euros) of capital expenditures which we currently anticipate will be required to procure and deploy our second-generation satellite constellation and related gateway upgrades. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of Common Stock to Thermo Funding under the irrevocable standby stock purchase agreement, the proceeds from our initial public offering, the net proceeds from the sale of the Convertible Senior Notes and borrowings under our credit agreement to fund the approximately $488.4 million (excluding internal costs and capitalized interest but including $72.8 million which is held in escrow pursuant to the contract for the procurement of our second-generation satellite constellation to secure our payment obligations under that contract) paid through September 30, 2008. We expect to fund the balance of the capital expenditures through cash generated by our operations, which has been and is currently negative, future debt financings, deferral of payments to certain of our vendors and additional equity financings or a combination of these potential sources. The extent of our need for external capital, which we expect to be substantial, will vary depending on the success of our SPOT satellite messenger product and services and other commercial factors. This funding may not be available to us on acceptable terms, or at all.

The amount of actual and contractual capital expenditures related to the construction of the second-generation constellation and satellite operations control centers, ground segment and related costs and the launch services contracts is presented in the table below (in millions):

	Currency	Payments through September 30,	Estimated Future Payments
Contract	of Payment	2008	2008	2009	2010	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€217.7	€36.0	€96.0	€92.3	€227.6	€669.6
Thales Alenia Satellite Operations Control Centers	EUR	€6.7	€1.5	€0.9	€—	€—	€9.1
Arianespace Launch Services	USD	$26.3	$—	$128.6	$55.2	$—	$210.1
Hughes second-generation ground segment	USD	$4.8	$1.1	$19.1	$60.1	$15.7	$100.8
Ericsson	USD	$—	$0.5	$0.5	$5.9	$15.8	$22.7

The exchange rate on September 30, 2008 was €1.00 = $1.4449. The estimated future payments do not include the interest payable on vendor financing agreements related to the Arianespace and Hughes contracts. A portion of these above costs are not considered capitalizable and will be expensed. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”

Cash Position and Indebtedness

As of September 30, 2008, our total cash and cash equivalents were $12.9 million and we had total indebtedness of $333.2 million (with $15.0 million available under the revolving credit facility which we borrowed in October 2008), compared to total cash and cash equivalents and total indebtedness at December 31, 2007 of $37.6 million and $50.0 million, respectively.

Convertible Debt

On April 15, 2008, we entered into an Underwriting Agreement (the “Convertible Notes Underwriting Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. (together, the “Convertible Notes Underwriters”) relating to the sale by us of $135.0 million aggregate principal amount of its 5.75% Convertible Senior Notes due 2028 (the “Notes”). Pursuant to the Convertible Notes Underwriting Agreement, we granted the Convertible Notes Underwriters a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Notes solely to cover over-allotments.

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

In accordance with the Pledge Agreement, approximately $25.5 million of the proceeds of the offering of the Notes were placed in an escrow account with the Escrow Agent. Funds in the escrow account are invested in government securities and, if we do not elect to make the payments from other funds, will be used to make the first six scheduled semi-annual interest payments on the Notes. Pursuant to the Pledge Agreement, we pledged our interest in this escrow account to the Trustee as security for these interest payments.

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

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2028. The Notes are convertible into shares of Common Stock, subject to our option to deliver cash in lieu of all or a portion of the shares. The Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment in the manner set forth in the Supplemental Indenture. The conversion rate may not exceed 240.9638 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of Notes who convert their Notes prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the Notes being converted. Holders of $36 million aggregate principal amount, or 24%, of the outstanding Notes have submitted notices of conversion to the trustee in order to convert their Notes into our Common Stock in accordance with the terms of the Indenture. We expect to issue approximately 6.0 million shares of our Common Stock and pay a nominal amount of cash for fractional shares when the conversion of these Notes is completed over the conversion reference period. In addition, the holders are entitled to receive an early conversion make whole amount of approximately $5.2 million representing the next five semi-annual interest payments that would have become due on the converted Notes, which will be paid from funds in an escrow account for the benefit of the holders of Notes. After these conversions, $114 million aggregate principal amount of Notes will remain outstanding. Our aggregate cash interest cost savings through maturity resulting from this conversion will be approximately $35.2 million.

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

On April 10, 2008, we entered into an underwriting agreement (the “Equity Underwriting Agreement”) with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, we will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares include 21,936,020 shares of Common Stock initially loaned by us to the Borrower pursuant to Section 2(a) of the Underwriting Agreement, an aggregate of 10,000,000 shares of Common Stock loaned by us to the Borrower on two separate occasions pursuant to Borrowing Notices dated as of April 15, 2008 and August 13, 2008, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4,208,550 shares of Common Stock that, from time to time, may be borrowed from us by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The sale of the Borrowed Shares was registered under the S-3(33-149798).  We used two prospectus supplements for the transaction, one for the sale of the convertible notes (and the underlying common stock) and the other for the sale of the Borrowed Shares.  We filed the prospectus supplement for the sale of the Borrowed Shares pursuant to Rule 424(b) (3) on April 2, 2008 and pursuant to Rule 424(b) (5) on April 14, 2008.

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

Credit Agreement

On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. The credit agreement as currently in effect provides for a $50.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. At March 31, 2008, we had drawn $50.0 million under the revolving credit facility, which was subsequently repaid in full in April 2008 with a portion of the proceeds of our Convertible Senior Notes offering. At September 30, 2008, $35.0 million on the revolving credit facility were outstanding. The delayed draw term loan could be drawn after January 1, 2008 and prior to August 16, 2009. Since January 1, 2008, we have drawn an aggregate of $100.0 million of the delayed draw term loan. In addition to the $150.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $250.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent. We have not sought commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists and if we are in pro-forma compliance with all of the financial covenants of the credit agreement.

The credit agreement limits the amount of our capital expenditures, requires us to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after we place 24 of our second-generation satellites into service and at the end of each fiscal quarter thereafter, we must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. We were in compliance with these debt covenants at September 30, 2008.

All loans will mature on December 31, 2012. Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or the Federal Funds rate plus 3.25% to 3.75%. We had borrowings of $150.0 million under the revolving credit facility at September 30, 2008. The delayed draw term loan bears interest at either 5% plus the greater of the prime rate and the Federal Funds rate plus 0.5%, or LIBOR plus 6%.  The delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. The loans may be prepaid without penalty at any time. On September 29, 2008, we and Thermo agreed that, effective May 26, 2008, all payment of interest on the debt would be deferred until 45 days after Thermo provides notice that the interest is then payable. Interest will accrue on this outstanding interest at the same rate as the underlying loan and be compounded on December 31, 2008 and annually thereafter.

To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See “Note 12: Derivatives” of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. Upon the assumption of the credit agreement by Thermo Funding, the interest rate swap agreement was amended to require us to provide collateral in cash and securities equal to the negative value of the interest rate swap. At September 30, 2008, the negative value of the interest rate swap was approximately $6.0 million and was classified as a non-current liability.

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

Contractual Obligations and Commitments

At September 30, 2008, we have a remaining commitment to purchase a total of $50.4 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM. We believe the long-term equipment contract with QUALCOMM is necessary to obtain the best possible pricing for the development and purchase of our second-generation of handsets and accessories. We expect to fund this remaining commitment from our working capital, funds generated by our operations, proceeds from our convertible notes offering which closed on April 15, 2008 and, if necessary, additional capital from the issuance of equity or debt. On October 28, 2008, we and QUALCOMM amended our agreement to extend the term for 12 months and defer delivery of mobile phones and related equipment until 2010.

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

In November 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We have contracted separately with our Launch Provider for launch services and will do so for launch insurance for the satellites. In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each. On July 5, 2008, we amended our agreement with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8% to 12%.

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

On October 8, 2008, we signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway. The agreement represents the final significant ground network infrastructure component for our next-generation of advanced IP-based satellite voice and data services.

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

Our exposure to fluctuations in currency exchange rates has increased significantly as a result of contracts for the construction of our second-generation constellation satellite and the related control network facility, which are primarily payable in Euros. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance related to these contracts of approximately €454.4 million on September 30, 2008, would result in $6.6 million of additional payments. See “Note 4: Property and Equipment” of the Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 4. Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2008, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2008.

(b)                               Changes in internal control over financial reporting.

As of September 30, 2008, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission (“SEC”), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in Part I. Item 1A.”Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

Since the first Old Globalstar satellites were launched in 1998, ten satellites have failed in orbit and we expect others to fail in the future. Eight of these satellite failures have been attributed to anomalies of the S-band antenna. The ninth satellite’s failure was attributed to an anomaly of the satellite command receiver. The tenth satellite’s failure was attributed to a failure of one of its two solar array wings and a failure in a branch module in the flight computer. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake any further efforts to return it to service. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its currently expected life.

As a result of the issues described above, some of our in-orbit satellites may not be fully functioning at any given time. As discussed below, substantially all of our current satellites launched before 2007 have experienced partial failures and degraded performance of their S-band downlink communications capabilities, and we currently believe that by early 2009 none of these satellites will be able to support two-way communication services. However, this will not impair their ability to continue to support Simplex data transmissions in the L-band, and accordingly, we do not classify them as “failed.”

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

S-band Antenna Amplifier Degradation

As described further below, the degradation of the S-band antenna amplifier in our satellites launched prior to 2007, previously disclosed in February 2007, has slowed but is expected to continue. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna reduces the call completion rate for two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. If the S-band antenna on a satellite ceases to be commercially functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. The root cause of the degradation in performance of the S-band antenna amplifiers is unknown, although we believe it may result from irradiation of the satellites in orbit. The S-band antenna amplifier degradation does not affect adversely our one-way Simplex data transmission services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites.

To date, we have managed the degradation of the S-band antenna amplifiers in various technical ways, as well as by launching our spare satellites, placing into service spare satellites already in orbit and moving less impaired satellites to key orbital positions. To address the quality and capacity of our service in light of this problem and to prepare for the integration of our eight spare satellites launched in 2007, on February 2, 2007, we completed the reconfiguration of our satellite constellation to combine two different “Walker” configurations, which continue to operate as a single constellation of 48 satellites plus in-orbit spares. This reconfiguration was done to maintain, to the extent possible, the capacity and quality of service as well as to insert the spare satellites into the constellation. The eight spare satellites launched are being utilized to augment our existing satellite constellation and later will be integrated into our second-generation satellite constellation. On October 4, 2007, we completed another reconfiguration of our satellite constellation into two further different “Walker”

configurations. This reconfiguration was done to improve service given the current operating status of our old satellite constellation and the newly launched eight satellites. We currently expect to launch our second-generation satellites beginning in the third quarter of 2009.

In early 2006, we engaged an expert third-party to undertake a comprehensive review of the S-band antenna amplifier degradation and its likely impact on the performance of the constellation as a whole. At that time, based in part on the third-party report, we concluded that, although there was risk, with the addition of the eight spare satellites in 2007, the constellation would continue to provide commercially viable two-way communication services until the next generation satellites began to be launched in 2009. However, based on data collected in 2007 from satellite operations, we concluded in February 2007 that the degradation of the S-band functionality for two-way communications service was occurring at a faster rate than previously experienced and anticipated. In response, in consultation with outside experts, we have implemented innovative methods, and plan to continue to research additional measures, to attempt to ameliorate this problem, including modifying the configuration of our constellation as described above, changing the way our gateways operate with the satellites and experimenting with new antennas on our phones, thereby attempting to extend the life of the two-way communication capacity of the constellation. We have forecasted the time and duration of two-way service coverage at any particular location in our service area, and we have made this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas. Nonetheless, we expect the S-band antenna amplifier degradation to continue as the satellites age in orbit.

We believe that if the degradation of the S-band antenna amplifiers continues at the current rate or further accelerates, and if we are unsuccessful in developing additional technical solutions, interruptions of two-way communications services will increase, and by some time in early 2009 substantially all of our in-orbit satellites launched prior to 2007 will cease to be able to support two-way communications services. As the number of in-orbit satellites (other than the eight spare satellites launched in 2007) with properly functioning S-band antenna amplifiers decreases, even with optimized placement in orbit of the eight spare satellites, increasingly larger coverage gaps will occur over areas in which we currently provide two-way communications service. Two-way communications service will continue to be available, but at certain times in any given location it will take substantially longer to establish calls and the average duration of calls will be impacted adversely. This has materially adversely affected our ability to attract new subscribers and maintain our existing subscribers for our two-way communications services, equipment sales of two-way communication devices, ARPU and our results of operations and is likely to have a further material adverse effect on each of these in the future. If our retail subscriber base continues to decline, our ability to attract and retain subscribers at higher rates when our second- generation constellation is placed in service may be affected adversely.

During the year ended December 31, 2007, our retail average revenue per unit, or ARPU, decreased by 21% to $46.26 from $58.91 in 2006. In addition, our service revenue declined from $92.0 million to $78.3 million and our subscriber equipment sales declined from $44.6 million to $20.1 million. During the nine months ended September 30, 2008, our retail ARPU decreased by 19% to $37.34 from $46.21 for the nine months ended September 30, 2007. Our service revenue declined from $58.7 million for the nine months ended September 30, 2007 to $48.8 million for the nine months ended September 30, 2008 while our subscriber equipment sales increased from $16.0 million to $18.8 million over the same period.  We believe that customer reaction to the S-band antenna amplifier degradation and our related price reductions have been the primary cause of these reductions. If we are unable to maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation satellite constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

Recessionary indicators and continued volatility in global economic conditions and the financial markets have adversely affected and may continue to affect adversely sales of our new SPOT satellite messenger product and reduce our ability to raise additional capital in order to complete our second-generation constellation.

The volatility and disruption to the financial markets has reached unprecedented levels and has significantly adversely impacted global economic conditions.  As a result, there have been substantial declines in consumer confidence and demand.  These conditions could lead to further reduced consumer spending in the foreseeable future, especially for discretionary travel and related products.  A substantial portion of the potential addressable market for our SPOT satellite messenger products and services relates to recreational users, such as mountain climbers, campers, kayakers, sport fishermen and wilderness hikers.  These potential customers may reduce their activities due to economic conditions, which could adversely affect our business, financial condition, results of operations and liquidity.

These conditions also have materially impacted liquidity in the capital and credit markets, making terms for certain financings less attractive or unavailable.  Continued uncertainty may negatively impact our ability to access additional financing or make it difficult or more costly to raise capital through the issuance of our equity or debt securities.  These disruptions have had and may continue to have a material adverse effect on the market price of our common stock.

Failure to satisfy NASDAQ Global Select Market listing requirements may result in our common stock being removed from listing on the NASDAQ Global Select Market.

Our Common Stock is currently listed on the NASDAQ Global Select Market under the symbol “GSAT.” For continued inclusion on the NASDAQ Global Select Market, we must generally maintain, among other requirements, either (a) shareholders’ equity of at least $10 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $5 million; or (b) market capitalization of at least $50 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $15 million. On November 4, 2008, the closing bid price of our common stock was $0.77 and our public float was $92.2 million.  NASDAQ has recently suspended enforcement, through January 16, 2009, of the rules requiring a minimum closing bid price and a minimum market value of public float. After January 16, 2009, however, if we fail to meet the minimum closing bid price or the minimum market value standards described above for at least 30 consecutive trading days, our Common Stock could be at risk of being removed from listing on the NASDAQ Global Select Market. If our Common Stock were removed from listing on the NASDAQ Global Select Market, our Common Stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market, or trading of our Common Stock may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our Common Stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our Common Stock. Removal of our Common Stock from listing on the NASDAQ Global Select Market may also make it more difficult for us to raise capital through the sale of our securities.

In addition, if our Common Stock is not listed on a U.S. national stock exchange, such as NASDAQ, or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 5.75% Convertible Senior Notes will have the option to require us to repurchase the notes, which we will not have sufficient financial resources to do.

Item 6. Exhibits

Number	Description

10.1†	Purchase Agreement between Globalstar, Inc. and Ericsson Federal Inc. effective as of October 1, 2008

10.2	Letter from Thermo Funding Company LLC dated September 29, 2008

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

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

GLOBALSTAR, INC.

	By:	/s/ JAMES MONROE III
Date: November 10, 2008		James Monroe III
Chairman and Chief Executive Officer

	By:	/s/ FUAD AHMAD
Date: November 10, 2008		Fuad Ahmad
Senior Vice President and Chief Financial Officer