Form 10-K
period 2008-12-31
Globalstar, Inc.
filed 2009-03-31
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates at June 30, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $168.5 million.

         The number of shares of the Registrant's common stock outstanding as of March 6, 2009 was 129,787,067.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

i

PART I

Forward-Looking Statements

        Certain statements contained in this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to obtain additional financing, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in "Item 1A. Risk Factors" of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Item 1.    Business

Overview

        Globalstar, Inc. (the "Company") is a leading provider of mobile voice and data communications services via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. Using, at any given time, approximately 48 in-orbit satellites and 26 ground stations, which we refer to as gateways, we offer voice and data communications services in over 120 countries. Unaffiliated companies, which we refer to as independent gateway operators and which purchase communications services from us on a wholesale basis for resale to their customers, operate 13 of these gateways.

        Our network, originally owned by Globalstar, L.P. ("Old Globalstar") was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications and Qualcomm Incorporated, or QUALCOMM. On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, we completed the second stage of a two stage acquisition of the business and assets of Old Globalstar. We completed the first stage on December 5, 2003, when Thermo Capital Partners LLC was deemed to obtain operational control of the business, as well as certain ownership rights and risks. We completed the second stage in 2004 when we received final approval from the U.S. Federal Communications Commission, or the FCC. Thermo Capital Partners LLC, which owns and operates companies in diverse business sectors and is referred to in this Report, together with its affiliates, as "Thermo," became our principal owner in this transaction. We refer to this transaction as the "Reorganization."

        We were formed as a Delaware limited liability company in November 2003, and were converted into a Delaware corporation on March 17, 2006. Unless we specifically state otherwise, we present all information in this Report as if we were a corporation throughout the relevant periods.

        In anticipation of our initial public offering, which was completed on November 2, 2006, we amended our certificate of incorporation on October 25, 2006 to combine our three series of common stock into one class and our board of directors approved a six-for-one stock split. Unless we specifically state otherwise, we present all information in this Report as if these corporate events had occurred at the beginning of the relevant periods.

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

        We currently have authority to operate a global wireless communications network via satellite over 25.225 MHz of radio spectrum, which is comprised of two blocks of contiguous global radio frequencies. A few countries limit us to less than 25.225 MHz because of conflicting internal frequency assignments. We refer to our licensed radio frequencies as our "spectrum." The FCC also licenses us to use 19.275MHz of our spectrum to provide an ancillary terrestrial component, known as ATC, in the United States in combination with our existing satellite communications service. ATC services enable the integration of a satellite-based service with terrestrial wireless service, resulting in a hybrid network designed to provide customers with advanced service and broad coverage. See "Regulation."

        Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:

  •
  SPOT™ satellite messenger products;

  •
  mobile telephones;

  •
  fixed telephones;

  •
  telephone accessories, such as car kits and chargers; and

  •
  data modems.

        At December 31, 2008, we served approximately 344,000 subscribers. We increased our net subscribers by approximately 21% from December 31, 2007 to December 31, 2008. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

        Old Globalstar launched our satellite constellation in the late 1990s. To supplement our then-existing satellite constellation, we launched eight spare satellites in 2007. We expect these eight satellites to be an integral part of our second-generation constellation. All of our originally launched satellites have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem. The S-band antenna provides the downlink from the satellite to a subscriber's phone or data terminal. Degraded performance of an S-band antenna amplifier reduces the availability of two-way voice and data communication between the affected satellite and the subscriber. When the S-band antenna on a satellite ceases to function, two-way communication is impossible over that satellite, but not over the constellation as a whole. Two-way subscriber service continues to be available because some satellites are fully functional, but at certain times in any given location it may take longer to establish calls and the average duration of calls may be reduced.

        This S-band antenna amplifier degradation does not adversely affect our one-way Simplex data transmission services, which use only the L-band uplink from a subscriber's Simplex terminal to our satellites. The satellites transmit the signal back down on our C-band feeder links, which are functioning normally. We have exploited and intend to continue to exploit our ability to provide uninterrupted Simplex services with the introduction of new products and services, including a consumer-oriented, hand-held tracking and emergency messaging device. We began sales of SPOT satellite messenger products and services in November 2007.

        In November 2006, we and Thales Alenia Space entered into a contract for the construction of 48 low-earth-orbit satellites for our second-generation satellite constellation, which we expect to extend the life of our network until at least 2025. The contract requires Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009. At our request, Thales Alenia Space has presented a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. We have accepted the first two portions of this plan. We cannot assure you that the acceleration will occur. We entered into an additional agreement with Thales Alenia Space in March 2007 for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively "Control Network Facility") for our second-generation satellite construction. In September, 2007, we entered into a contract with Arianespace, our "Launch Provider," for the launch of our second-generation satellites and certain pre- and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The contract price for the procurement of our second-generation satellite constellation and related launch services (excluding launch costs for the second 24 satellites) is approximately $1.26 billion (the majority of which is denominated in Euros, at a weighted average conversion rate of €1.00=$1.3151).

        Our revenue for 2008, 2007 and 2006 was $86.1 million, $98.4 million, and $136.7 million, respectively. Our net income (loss) for 2008, 2007 and 2006 was $(68.0) million, $(27.9) million, and $23.6 million, respectively.

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

        Currently, our principal mobile satellite services global competitors are Inmarsat and Iridium. United Kingdom-based Inmarsat owns and operates a geostationary satellite network and U.S.-based Iridium owns and operates a low earth orbit satellite network. Inmarsat provides communications services, such as telephony, fax, video, email and high-speed data services. Iridium offers narrow-band data, fax and voice communications services. We also compete with several regional mobile satellite services providers that operate geostationary satellites, such as Thuraya Satellite Communications Company ("Thuraya"), principally in the Middle East and Africa; SkyTerra (formerly Mobile Satellite Ventures ("MSV")) and SkyTerra (Canada) Inc. (formerly Mobile Satellite Ventures Canada) in the Americas; and Asia Cellular Satellite ("ACeS"—now operated by Inmarsat) in Asia.

Sales and Marketing

        We sell our products and services through a variety of retail and wholesale channels depending on the nature of the product and the targeted market. Our sales and marketing efforts are tailored to each of our geographic regions and targeted markets. In the past, we did not conduct mass consumer marketing campaigns. Rather, our sales professionals targeted specific commercial vertical markets and customers with face-to-face meetings, product trials, advertising in specific publications for those markets and direct mailings. However, we have curtailed the marketing of our two-way communications business, except store-and-forward data, pending the launch of our second-generation satellites. Our current marketing campaign targets mass audiences for our SPOT satellite messenger and vertical market segments for our other Simplex products and services. We also focus our marketing efforts on attending tradeshows. In 2008, we attended approximately 100 corporate tradeshows, where we sponsored booths and demonstrated our products. Our dealers and resellers attended additional tradeshows where they showcased our products.

  Direct Sales, Dealers and Resellers

        Our distribution managers are responsible for conducting direct sales with key accounts and for managing agent, dealer and reseller relationships in assigned territories in over 30 countries. They conduct direct sales with key customers and manage approximately 800 distribution outlets. We also distribute our services and products indirectly through over 50 major resellers and value added resellers in the United States and through nine independent gateway operators that employ their own salespeople to sell the full range of our voice and data products and services, directly and indirectly, in over 60 countries. Wholesale sales to independent gateway operators represented approximately 4% of our service revenue for 2008. No agent, dealer or reseller represented more than 10% of our revenue for 2008.

        The reseller channel is comprised primarily of communications equipment retailer companies and commercial communications equipment rental companies that retain and bill clients directly, outside of our billing system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have productive sales arrangements with major resellers to market our services, including some value added resellers that integrate our products into their proprietary end products or applications.

        Our typical dealer is a communications services business-to-business equipment retailer. We offer competitive service and equipment commissions to our network of dealers to encourage increased sales. We continually monitor the effectiveness of our dealers and have terminated our relationship with underperforming dealers and agents and replaced them with better performing new dealers and agents. We believe our more stringent dealer and agent requirements and our incentive programs position us to continue to experience growing dealer and agent sales due to a better-trained, focused and motivated sales network.

        In addition to sales through our distribution managers, agents, dealers and resellers, customers can place orders through our websites at www.globalstar.com and www.findmespot.com or by calling our customer sales office at (877) 728-7466.

  SPOT Satellite Messenger Distribution

        We distribute and sell our SPOT satellite messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of "Big Box" retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy Canada, Big 5 Sporting Goods, Big Rock Sports, Cabela's, Campmor, Costco, Joe's Sport, London Drug, Outdoor and More, Gander Mountain, REI, Sportsman's Warehouse, Wal-Mart.com, West Marine, DBL Distribution, D.H. Distributions, and CWR Electronics. We currently sell SPOT satellite messenger products through approximately 7,500 distribution points and expect to reach 10,000 by the end of 2009. We also sell SPOT satellite messenger products and services directly using our existing salesforce and through our direct e-commerce website (www.findmespot.com).

  Independent Gateway Operators

        Our wholesale operations encompass primarily bulk sales of wholesale minutes to the independent gateway operators around the globe. These independent gateway operators maintain their own subscriber bases that are mostly exclusive to us and promote their own service plans. The independent gateway operator system has allowed us to expand in regions that hold significant growth potential but are harder to serve without sufficient operational scale or where local regulatory requirements or business or cultural norms do not permit us to operate directly. Our wholesale efforts also include our Simplex and duplex data tracking devices.

        Set forth below is a list of independent gateway operators as of December 31, 2008:

Location	Gateway	Independent Gateway Operators
Argentina	Bosque Alegre	TE.SA.M Argentina
Australia	Dubbo	Pivotal Group PTY Limited
Australia	Mount Isa	Pivotal Group PTY Limited
Australia	Meekatharra	Pivotal Group PTY Limited
China	Beijing	China Spacecom
Italy	Avezzano	Elsacom N.V.
Korea	Yeo Ju	Dacom
Mexico	San Martin	Globalstar de Mexico
Peru	Lurin	TE.SA.M Peru
Russia	Khabarovsk	GlobalTel
Russia	Moscow	GlobalTel
Russia	Novosibirsk	GlobalTel
Turkey	Ogulbey	Globalstar Avrasya

        We do not own or control these independent gateway operators nor do we operate their gateways. We own and operate directly gateways in the United States, Canada, Venezuela, Nicaragua, Puerto Rico, France and Brazil. We also own a gateway in Singapore which is operated by a third party. See "Item 2. Properties." As of March 1, 2009, we held 24% of the ordinary shares in Globaltouch (West Africa) Limited, which is installing a gateway in Nigeria.

Services and Products

        Our principal services are satellite communications services, including mobile and fixed voice and data services, SPOT satellite messenger services and asset tracking and monitoring services. We introduced our asset tracking and monitoring services in late 2003, and demand for these services has grown rapidly since then. In November 2007, we introduced our SPOT satellite messenger product and services. Sales of all services accounted for approximately 72%, 80%, and 67% of our total revenues for 2008, 2007 and 2006, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 28%, 20%, and 33% of our total revenues for 2008, 2007 and 2006, respectively.

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

        We regularly monitor our service offerings in accordance with customer demands and market changes. We have introduced a number of innovative pricing plans such as "bundled minutes," Annual Plans and Unlimited Plans.

  Personal Asset Tracking and Remote Monitoring (Simplex)

        Our Simplex service, introduced in 2003, is designed to address the market for a small and cost-effective solution for sending data (such as geographic coordinates) from assets in remote locations to a central monitoring station. Simplex is a one-way burst data transmission from a Simplex device to our network. A customer may locate the device, for example, on a container in transit. At the heart of the Simplex service is an application server, called an appliqué, which is located at a gateway. The appliqué-equipped gateways provide coverage over vast areas of the globe. The server receives and collates messages from all Simplex telemetry devices transmitting over our satellite network. Simplex devices consist of a telemetry unit, an application specific sensor, a battery (with up to a seven-year life depending on the number of transmissions) and optional global positioning functionality. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (FEMA), the U.S. Army and the Mexican Ministry of Education, as well as commercial and non-governmental organizations such as General Electric, Dell and The Salvation Army.

        Customers are able to realize an efficiency advantage from tracking assets on a single global system as opposed to several regional systems. Our Simplex services are currently available in countries served by the gateways in North America, France, Venezuela, Mexico, Turkey, Korea, Australia, Singapore, Peru and Brazil. We sell our Simplex services (except our SPOT satellite messenger services) through value added resellers. Value added resellers purchase the services directly from us by subscribing to various pricing options offered by us to address various applications for this service and resell them to their end users. We receive a monthly subscription service fee and a one-time activation fee for each activated Simplex device.

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

  Satellite Data Modem Services (Duplex)

        In addition to data utilization through fixed and mobile services described above, we offer data-only services. Our system is well-suited to handle duplex data transmission. Duplex devices have two-way transmission capabilities; for asset-tracking applications, this enables customers to control directly their remote assets and perform more complicated monitoring activities. We offer asynchronous and packet data service in all of our territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Satellite data modems are sold principally through integrators and value added resellers, who developed innovative end-market solutions. Our satellite data modems can be activated under any one of our current pricing plans. Satellite data modems are a fast growing product group that provide solutions that are accessible in every region we serve. Their store-and-forward capability reduces the impact of our S-band downlink degradation for those customers who do not require real-time transmission and reception of data. The revenue that flows from these products provides an important and growing source of recurring service revenue and subscriber equipment sales for us.

        Additionally, we offer a data acceleration and compression service to the satellite data modem market. This service increases web-browsing, email and other data transmission speeds without any special equipment or hardware.

  Other Service Revenue

        We also provide certain engineering services to assist customers in developing new technologies related to our system. These services include installation of gateways and antennas.

Our Products

  SPOT Satellite Messenger

        In the fourth quarter of 2007, we introduced the SPOT satellite messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using our Simplex network and web-based mapping software, this device provides consumers with the capability to trace geographically or map the location of individuals. The product also enables users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance in the event of an emergency.

  •
  SPOT Satellite Messenger Addressable Market

        We believe the addressable market for our SPOT satellite messenger products and services in North America alone is approximately 50 million units. Our objective is to capture 2-3% of that market in the next few years. Our Simplex System, on which our SPOT satellite messenger products and services rely, covers approximately 60% of the world population. We intend to market our SPOT satellite messenger product and services aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

  •
  SPOT Satellite Messenger Pricing

        We intend the pricing for SPOT satellite messenger products and services to be extremely competitive. Annual service fees currently range from $99.99 to approximately $140.00 for our basic plan, and $149.98 to approximately $200.00 for plans with additional tracking capability. Retailers sell the equipment to end users at $149.99 to $280.00 per unit (subject to foreign currency rates) and determine subscription prices in their service areas.

        We began commercial sales of SPOT satellite messenger products and services in November 2007, and the commercial success of these products and services cannot be assured. However, sales of SPOT satellite messenger products and services to date have shown that there is a viable market for affordable emergency and tracking functionality worldwide.

  Voice and Data Equipment

        We offer our services for use only with equipment designed to work on our network, which is typically sold to users in conjunction with an initial service plan. Our mobile phones, similar to ordinary cellular phones, are simple to use. In the fourth quarter of 2006, we began offering a new satellite-only GSP-1700 phone, which is an update to the GSP-1600. The GSP-1700 phone includes a user-friendly color LCD screen and a rugged, water resistant case available in multiple colors. The phones represent a significant improvement over earlier-generation equipment, and we believe that the advantages will drive increased adoption from prospective users as well as increased revenue from our existing subscribers as we launch our second-generation satellites. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only satellite network operator currently using the patented QUALCOMM CDMA technology that permits the selection of the strongest signal available. QUALCOMM will supply us with what we project will be a sufficient number of advanced mobile phone units and accessories and advanced data products to meet our expected demand through 2011.

  Data-Only Duplex Equipment QUALCOMM GSP-1720 Satellite Voice and Data Modem

        We introduced the GSP-1720 modem in the first half of 2007. The GSP-1720 is a satellite voice and data modem board with multiple antenna configurations and an enlarged set of commands for modem control and is smaller, less expensive and easier to operate than our previous product. We expect this board will be attractive to integrators because it has more user interfaces that are easily programmable, which makes it easier for value added resellers to integrate the satellite modem processing with the specific application (e.g., monitoring and controlling oil and gas pumps, monitoring and controlling electric power plants and more economically facilitating security and control monitoring of remote facilities).

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

        Our top revenue generating markets in the United States and Canada are (i) government (including federal, state and local agencies), public safety and disaster relief, (ii) recreation and personal and (iii) maritime and fishing, comprising 26%, 16% and 7%, respectively, of our total subscribers in those regions at December 31, 2008. We also serve customers in the telecommunications, oil and gas, natural resources (mining and forestry), and construction and utilities markets, which together comprised approximately 20% of our total subscribers in the United States and Canada at December 31, 2008. We focus our attention on obtaining customers who will be long-term users of our services and products and who will generate high average revenue per user and, therefore, higher revenue growth.

        None of our customers was responsible for more than 10% of our revenue in 2008, 2007 or 2006.

Our Spectrum

        In most of the world, we were originally authorized to operate a wireless communications network via satellite in 27.85 MHz of radio spectrum comprised of two blocks of contiguous global radio frequencies. In the United States, the FCC reduced our assignment from 27.85 MHz to 25.225 MHz in November 2007. In October 2008, the FCC directed us to reduce our global spectrum usage by the same amount. We have appealed the FCC's decision reducing our U.S. assignment and have asked the FCC to reconsider its October 2008 decision applying its November 2007 decision outside the United States. See "Regulation—United States FCC Regulation." Most of our competitors only have access to spectrum frequencies regionally. Access to this global spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because the products and services can be deployed and sold worldwide. This broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadcast applications.

        Because most of the desirable spectrum below 3GHz has already been allocated by the FCC or will be auctioned by the FCC for terrestrial wireless services, we believe there are limited options for new MSS spectrum allocations in the United States. The European Community and other countries are considering whether to authorize MSS service in the 2 GHz MSS spectrum. The FCC authorized ICO Global and TerreStar to operate in this band several years ago. Our spectrum location near the PCS bands should allow us to deploy cost effectively the terrestrial component of an ATC network by leveraging existing terrestrial wireless infrastructures and by adopting off-the-shelf infrastructure equipment to our spectrum bands. Further, we believe the ability of our current network to support

ATC services allows us to introduce new services and capabilities before our competitors, who must first launch new satellites. To that end, we have entered into an agreement with Open Range Communications, Inc. which we believe will begin to deploy its ATC services in 2009. See "Ancillary Terrestrial Component (ATC)—ATC Opportunities." We are exploring selective opportunities with a variety of additional media and communication companies to capture the full potential of our spectrum and U.S. ATC license. See "Ancillary Terrestrial Component (ATC)."

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

Domestic and Foreign Revenue

        We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe and Brazil. In 2008, approximately 40% of our sales were denominated in foreign currencies. For information on our revenue from sales to foreign and domestic customers, see Note 9 to our consolidated financial statements in Item 8 of this Report.

Our Network

        Our satellite network includes, at any given time, approximately 48 in-orbit operational low earth orbit satellites, plus in-orbit spares. The design of our orbital planes ensure that generally at least one satellite is visible from any point on the earth's surface between 70o north latitude to 70o south latitude. A gateway must be within line-of-sight of a satellite to provide services and we have positioned our gateways to cover most of the world's land and population. In response to the S-band degradation in our existing satellites, described elsewhere in this Report, we believe we have optimized the service availability of our duplex services, while seeking to maintain the reliability of our Simplex services, by creating a constellation that combines two different orbital configurations. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and continuity of service. The design of our space and ground control system facilitates the real time intervention and management of the satellite constellation and service upgrades via hardware and software enhancements.

        In November 2006, we entered into a definitive contract with Thales Alenia Space to construct 48 satellites for our second-generation low-orbit satellite constellation and to provide launch-related and operations support services. In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment for our second-generation satellite constellation. In September 2007, we entered into a contract with our Launch Provider for the launch of our second- generation satellites and certain pre- and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The contract price for the procurement of our second-generation satellite constellation and related launch services (excluding launch services for the second 24 satellites) is approximately $1.26 billion (the majority of which is denominated in Euros, at a weighted average conversion rate of €1.00=$1.3151) of which we spent $414.2 million through December 31, 2008.

        In May 2008, we entered into a contract with Hughes Network Systems, LLC ("Hughes") under which Hughes will design, supply and implement the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices.

        In October 2008, we signed an agreement with Ericsson Federal Inc. ("Ericsson"), a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. We are currently designing the new core network system with Ericsson.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments."

        Our satellites communicate with a network of 26 gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. We own 13 of these gateways and the rest are owned by independent gateway operators. In addition to our satellites and 13 gateways, we have in storage spare parts for our gateways and our independent gateway operators' gateways, including antennas and gateway electronic equipment. We selectively replace parts as necessary, and anticipate that this supply will be sufficient to serve all of our gateway needs throughout the expected life of our existing satellite constellation and beyond the introduction of upgraded gateways designed and supplied by Hughes, which will begin delivering in 2011.

        Each of our gateways has multiple antennas that communicate with our satellites and pass calls seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the serving gateway authenticates the user and establishes the voice or data channel to complete the call to the public switched telephone network, to a cellular or another wireless network, or, in the case of a Simplex data call, to the internet.

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

        Although our network is CDMA-based, it is configured so that we can also support one or more other air interfaces that we select in the future. For example, we have developed a non-QUALCOMM proprietary CDMA technology for our Simplex data services. Because our satellites are essentially "mirrors in the sky," and all of our network's switches and hardware are located on the ground, we can easily and relatively inexpensively modify our ground hardware and software to use other wave forms to meet customer demands for new and innovative services and products. At this time, we are developing several inexpensive additional products and services which will operate in this manner.

Gateway Acquisitions and Openings

        Effective January 1, 2006, we consummated the purchase of all of the issued and outstanding stock of Globalstar Americas Holding ("GAH"), Globalstar Americas Telecommunications ("GAT"), and Astral Technologies Investment Limited ("Astral"), collectively, the "GA Companies." The GA Companies owned assets, contract rights, and licenses to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize. The purchase of the GA Companies has enhanced our presence and coverage in Central America. We paid the $5.2 million purchase price for the GA Companies by issuing approximately 521,000 shares of our Common Stock to the selling stockholders of the GA Companies for the purchase price and interest. See Note 3 to our Consolidated Financial Statements in Item 8 of this Report.

        In March 2008, we acquired an independent gateway operator that owns three gateways in Brazil for $6.5 million. We also incurred transaction costs of $0.3 million related to this acquisition. Again, we paid the purchase price primarily in our Common Stock. The acquisition allowed us to expand our coverage in South America and engage in discussions with potential partners to provide ATC-type services in Brazil. See Note 3 to our Consolidated Financial Statement in Item 8 of this Report. We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

        We have completed construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway was fully operational for Simplex service in October 2008. We expect to introduce Duplex service when our second-generation constellation becomes operational.

        We have entered into an agreement with Globaltouch (West Africa) Limited to construct and operate a gateway in Kaduna, Nigeria, for which Globaltouch has paid us $6.8 million of its $8.4 million purchase obligation. As of March 1, 2009, we had acquired 24% of the ordinary shares of Globaltouch for $1.8 million.

Ancillary Terrestrial Component (ATC)

Background

        In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. The ATC network would extend our services to urban areas and inside buildings where satellite services currently are impractical, as well as to rural and remote areas that lack terrestrial wireless services. We believe we are at the forefront of ATC development and expect to be among the first market entrants. For a description of the FCC's ATC rules and our authorization to provide ATC services, see "Regulation—United States FCC Regulation—ATC."

        On April 10, 2008, the FCC issued a decision extending our ATC authorization from 11MHz to a total of 19.275 MHz of our spectrum, 7.775 MHz of which is in the L-band and 11.5 MHz is in the S-band. Outside the United States, other countries are implementing regulations to facilitate ATC services. We expect to pursue ATC licenses in jurisdictions such as Canada and the European Community.

        In keeping with the FCC's decision, ATC services must be complementary or ancillary to mobile satellite services in an "integrated service offering," which can be achieved by using "dual-mode" devices capable of transmitting and receiving mobile satellite and ATC signals. Further, user subscriptions that include ATC services must also include mobile satellite services. Because of these requirements, the number of potential early stage competitors in providing ATC services is limited, as only mobile satellite services operators who are offering commercial satellite services can provide ATC services. At the time we commence ATC operations, we must meet, or secure from the FCC a waiver, of all of the FCC's authorization, or "gating" requirements, including having an operational in-orbit spare satellite.

ATC Opportunities

        We believe we are uniquely positioned to benefit from the development of our ATC license given our existing in-orbit satellite fleet and ground stations and we expect to be the first to introduce these services. Unlike several of our competitors, who need to launch new satellites and build ground facilities, our existing constellation and our ground stations, with relatively minor modification, are technically capable of accommodating ATC operations. Even with high-bit rate applications, we believe that our network and spectrum are sufficient to meet the demanding band-width requirements of the current and next generation of wireless services.

        We could offer the following terrestrial services, among others, with ATC:

  •
  mobile voice

  •
  mobile broadband data

  •
  fixed broadband data

  •
  voice over internet protocol, or VOIP

  •
  multi-casting and broadcasting services for music and video

        On October 31, 2007, we entered into an agreement with Open Range Communications, Inc., or Open Range, that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our spectrum to offer terrestrial wireless WiMAX services with a dual mode terrestrial/MSS terminal to over 500 rural American communities. Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to up to over 500 rural American communities. Under the agreement as amended, Open Range will have the right to use a portion of our spectrum within the United States and, if Open Range so elects, it can use the balance of our spectrum authorized for ATC services, to provide these services. Open Range has options to expand this relationship over the next six years, some of which are conditional upon Open Range electing to use all of the licensed spectrum covered by the agreement. Commercial availability is expected to begin in selected markets in 2009. See—"Management's Discussion and Analysis of Financial Conditions and Results of Operations—Overview."

        On April 10, 2008, the FCC increased our ATC grant to a total of 19.275 MHz in our two frequency bands. The FCC's order is now final and effective. On May 16, 2008, we filed an application with the FCC to modify our authorization by adding additional wave forms. One of these is the time division duplex (TDD) WiMAX wave form that Open Range intends to deploy. Two parties, Iridium and Sprint Nextel, filed petitions to deny our application, and we and Open Range filed our oppositions to their petitions. On October 31, 2008, the FCC granted us the authority necessary to implement our agreement with Open Range but deferred a decision on waveforms other than WiMax. CTIA—The Wireless Industry Association petitioned the FCC to reconsider its decision and Iridium filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit. At the FCC's request, the court is holding the appeal in abeyance pending the FCC's action on the petition for reconsideration.

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

        Iridium owns and operates a fleet of low earth orbit satellites that is similar to our network of satellites. Iridium entered into bankruptcy protection in March 2000 and was out of service from March 2000 to January 2001. Since Iridium emerged from bankruptcy in 2001, we have faced increased competition from Iridium in some of our target markets. Iridium provides data and voice services at rates of up to 2.4 Kbps, which is approximately 25% of our uncompressed speed. In September 2008, GHL Acquisition Corp. ("GHQ") and Iridium Holdings LLC signed an agreement under which GHQ will acquire the parent company of Iridium subject to shareholder and regulatory approvals. We have filed an objection to the acquisition with the FCC.

        We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in the Middle East and Africa; ACeS (now operated by Inmarsat) in Asia; SkyTerra (formerly MSV) and SkyTerra (Canada), Inc. (formerly Mobile Satellite Ventures Canada) in the Americas; and Optus MobileSat in Australia.

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

        With the launch of the SPOT satellite messenger, we created a new product category by combining a GPS receiver with a multi-featured satellite transmitter. The SPOT satellite messenger can send a user's GPS coordinates and status to others for tracking, notification of "OK" or "HELP" status, or to alert emergency responders. We compete indirectly with Personal Locator Beacons (PLBs). A variety of manufacturers, including ACR Electronics and McMurdo, offer PLBs to an industry specification. PLBs provide only emergency response services via the COSPAS-SARSAT satellite system, and therefore do not assess any service fees. Currently, PLB hardware is considerably more expensive than SPOT satellite messenger hardware.

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

Employees

        As of December 31, 2008, we had 415 full-time employees and 4 part-time employees. Approximately 40 of those employees who work in Brazil were subject to collective bargaining agreements. We consider our employee relations to be good.

Intellectual Property

        At December 31, 2008, we held 78 U.S. patents with 13 additional U.S. patents pending and 10 foreign patents with 18 additional foreign patents pending. These patents expire between 2010 and 2021. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business.

        In January 2009, Sorensen Research and Development filed a patent infringement complaint involving our SPOT satellite messenger in a U.S. district court. See "Item 3. Legal Proceedings."

Regulation

United States FCC Regulation

  Mobile Satellite Services Spectrum and Satellite Constellation.

        Our satellite constellation and four U.S. gateways are licensed by the FCC. Our system is sometimes called a "Big LEO" (for "low earth orbit") system.

        Prior to November 9, 2007, we held regulatory authorization for two pairs of frequencies on our current system: user links (from the user to the satellites, and vice versa) in the 1610 - 1621.35 and 2483.5 - 2500 MHz bands and feeder links (from the gateways to the satellites, and vice versa) in the 5091 - 5250 and 6875 - 7055 MHz bands. On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking. In the Report and Order ("R&O") portion of the decision, the FCC effectively decreased the L-band spectrum available to us while increasing the L-band spectrum available to Iridium by 2.625 MHz. On February 5, 2008, we filed a notice of appeal of the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit. The court heard oral argument on February 17, 2009, and should issue a decision later in 2009.

        In a related matter, on October 15, 2008, the FCC interpreted its November 7, 2007 decision as applying to our service globally, not only in the United States where the FCC has jurisdiction. The FCC invited us to file a request for waiver of its decision where the decision would cause unusual hardship, and we have done so. We have also petitioned the FCC to reconsider its interpretation. We cannot predict when, or if, the FCC will act on our waiver request and petition.

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

        In April 2008, the FCC granted, in part, our petition to use all of our remaining spectrum for ATC services. We are now authorized to provide ATC over an aggregate 19.275 MHz of our licensed spectrum, including the portion of our S-band between 2483.5 and 2495 MHz and in the portion of the L-band that we do not share with Iridium.

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

        On December 9, 2005, the FCC decided to reserve all of the 40 MHz allocation for TerreStar and ICO Global Communications, both of which are non-U.S. corporations, although the reservation was made expressly subject to the outcome of our request for reconsideration of the invalidation of our 2 GHz license. It is unlikely that the FCC will reverse its decision; however, we do not believe that our existing operations or plans for the introduction of ATC services or for a second-generation satellite constellation will be adversely impacted if the 2 GHz license is not reinstated.

  Spectrum Sharing.

        In July 2004, the FCC issued a decision giving Iridium shared access to the 1618.25 - 1621.35 MHz portion of our 1610 - 1621.35 MHz band and requested comments on whether it should require us to share an additional 2.25 MHz of spectrum with Iridium. In shared spectrum, we and Iridium are "co-primary" for uplink usage, but we retain priority and are "primary" with respect to the downlink usage in this band. We opposed any futher sharing and requested reconsideration of certain portions of this decision, including the specific frequencies that must be shared with Iridium and the technical requirements that will govern the sharing. Iridium sought to extend the sharing over an additional 2.25 MHz of our spectrum, which we vigorously opposed. On November 9, 2007, the FCC issued a Second Order on Reconsideration changing our and Iridium's assignments. We and Iridium each now have access to 7.775 MHz of unshared spectrum, and we share 0.950 MHz of spectrum in the center of the band. The FCC expects us and Iridium to reach a mutually acceptable coordination agreement in the shared portion. On February 5, 2008, we filed a notice of appeal of the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit. Oral argument took place on February 17, 2009. On October 15, 2008, the FCC released an Order of Modification ("Order") modifying both our and Iridium's satellite constellation licenses consistent with its Second Report. The FCC's Order, which was effective December 14, 2008, reduces our spectrum assignment not only in the United States but globally. The

FCC invited us to file applications for waiver of the Order in the event that the Order would cause particular hardship which we have done. We have also petitioned the FCC to reconsider its decision.

        Also in the July 2004 decision, the FCC required us to share the 2496 - 2500 MHz portion of our downlink spectrum with certain Broadband Radio Service fixed wireless licensees and with about 100 "grandfathered" Broadcast Auxiliary Service licensees. We expect the latter to be relocated out of the band in the relatively near future. Although we and others requested reconsideration of certain of the rules that will govern our sharing with these Broadband Radio Service and Broadcast Auxiliary Service licensees, the FCC affirmed this portion of its decision in an order issued in April 2006. Certain parties have filed further requests with the FCC for reconsideration of this decision, which we have opposed. In addition, on July 21, 2006, Sprint Nextel Corporation ("Sprint Nextel") one of the largest Broadband Radio Service licensees, filed an appeal of the FCC's decision to relocate them to the 2496-2500 MHz band with the U.S. Court of Appeals for the D.C. Circuit. The court is holdling the case in abeyance pending the FCC's decision on reconsideration.

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

National Regulation of Service Providers

        In order to operate gateways, the independent gateway operators and our affiliates in each country are required to obtain a license from that country's telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All 26 gateways which we and the independent gateway operators operate are licensed. An independent gateway operator in South Africa, Vodacom, was unable to secure a license to activate and operate the gateway in that country and turned the gateway over to Telkom, the South African telephone company, in settlement of debts. We have initiated efforts to reestablish the business in South Africa through our own subsidiary. In January 2009, we obtained new operating licenses that allow us to provide a broad array of services in South Africa. However, we expect to do so with or through a local telecommunications company, which we have not yet arranged

        Our subscriber equipment generally must be type certified in countries in which it is sold or leased. The manufacturers of the equipment and our affiliates or the independent gateway operators are jointly responsible for securing type certification. Thus far, our equipment has received type certification in each country in which that certification was required.

United States International Traffic in Arms Regulations

        The United States International Traffic in Arms regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. The President has delegated this authority to the U.S. Department of State, Directorate of Defense Trade Controls. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. Some information involved in the performance of our operations falls within the scope of these regulations. As a result, we may have to obtain an export authorization or restrict access to that information by international companies that are our vendors or service providers. We have received and expect to continue to receive export licenses for our telemetry and control equipment located outside the United

States and for providing technical data to our Launch Provider and the developers of our next generation of satellites.

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

Risks Related to Our Business

If we fail to obtain, on a timely basis, the additional financing necessary to fund the procurement and deployment of our second-generation constellation and other related construction costs and ongoing operations, which are generating negative cash flows, we may not be able to continue as a going concern.

        We must obtain additional financing to fund the procurement and deployment of our second-generation constellation and other related construction costs and our on-going operations, which are currently generating negative cash flows. Due to the worldwide economic crisis and the tight credit market, obtaining suitable financing remains challenging. Our registered public accounting firm's audit report on our consolidated financial statements as of December 31, 2008, and for the year then ended includes a "going concern" explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. The "going concern" explanatory paragraph reflects substantial doubt about our ability to obtain this financing in a timely manner. We are pursuing a number of options involving issuance of additional debt, equity or both to obtain the required funding as well as seeking to reduce our internal costs and aggressively grow our revenues. We cannot assure you that the necessary additional financing will be obtained on acceptable terms, if at all. If we fail to obtain the necessary additional financing in a timely manner, the construction of our second-generation satellite constellation, related construction costs and our ongoing operations will be materially adversely impacted. We could default on our commitments to our satellite, launch, ground facilities and other third party vendors, possibly leading to termination of our second-generation construction contracts or other contracts, some of which have substantial termination fees. We may also be required to reduce substantially our ongoing operations or discontinue operations altogether. If we do not procure and deploy our second generation constellation and/or discontinue operations, we may lose our FCC license, international spectrum rights and/or ATC authority in the United States. If we lose our FCC license, rights to international spectrum or ATC authority, we will lose the right to operate our business in those parts of the world and may not be able to continue as a going concern and would be required to sell our satellite business or assets in those areas of the world or cease operations all together.

        In addition, we may have difficulty maintaining existing relationships, or developing new relationships, with suppliers or vendors as a result of our financial condition. Our suppliers or vendors could choose to provide supplies or services to us on more stringent payment terms than those currently in place, such as by requiring advance payment or payment upon delivery of such supplies or services, which would have an adverse impact on our short-term cash flows. As a result, our ability to retain current customers, attract new customers and maintain contracts that are critical to our operations may be adversely affected.

        Finally, these events may result in defaults under our current financing arrangements which would permit acceleration of our indebtedness and exercise of remedies by our lenders.

We have a short operating history. Our predecessor incurred substantial losses. Our operating results have fluctuated, with operating losses in three of the last five years, and may continue to do so.

        We acquired the assets of Old Globalstar in December 2003 in a proceeding under the Bankruptcy Code. Prior to that time, Old Globalstar incurred substantial losses, including operating losses of $260.7 million in 2003. Since our acquisition of the Globalstar business, we incurred an operating loss of $3.5 million in 2004, had operating profits of $21.9 million in 2005 and $15.7 million in 2006, and incurred an operating loss of $24.6 million in 2007. Largely as a result of problems with our two-way communications services, we incurred an operating loss of $57.7 million in 2008. We expect that our operating results will continue to be volatile, at least until we have deployed and placed into service our second-generation satellite constellation.

Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

        Since the first Old Globalstar satellites were launched in 1998, ten satellites have failed in orbit and have been retired, and we expect others to fail in the future. We consider a satellite "failed" only when it can no longer provide any communications service, and we do not intend to undertake any further efforts to return it to service. Six of these satellite failures have been attributed to anomalies of the S-band antenna. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, the quality of construction, gradual degradation of solar panels, the durability of components, and collision with other satellites or space debris. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its currently expected life.

        As a result of the issues described above, some of our in-orbit satellites may not be fully functioning at any given time. As discussed below, all of our current satellites launched before 2007 have experienced degradation or failures of some type, mainly of their S-band downlink communications capabilities. Except for the ten satellites that have been decommissioned, this does not impair their ability to continue to support Simplex data transmissions in the L-band, and accordingly, we do not classify them as "failed."

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

  S-band Antenna Amplifier Degradation

        The degradation of the S-band antenna amplifier in our satellites launched prior to 2007, has negatively affected our ability to provide two-way voice and data communications at all times and in all locations. The S-band antenna provides the downlink from the satellite to a subscriber's phone or data terminal. Degraded performance of the S-band antenna reduces the call completion rate for two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. When the S-band antenna on a satellite ceases to be functional, two-way communication is impossible over that satellite, but not for simplex service and over the constellation as a whole. The root cause of the degradation in performance of the S-band antenna amplifiers is unknown, although we believe it may result from the satellites being exposed to radiation over their life in orbit. The S-band antenna amplifier degradation does not affect adversely our one-way Simplex data transmission services, which utilize only the L-band uplink from a subscriber's Simplex terminal to the satellites.

        In the past, we have reconfigured our constellation and placed less impaired satellites into key orbital positions to maximize our capacity and quality of service. We will continue to do this. We forecast the time and duration of two-way service coverage at any particular location in our service area, and we have made this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, value added resellers, and IGO's, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas. Nonetheless, we expect the S-band antenna amplifier degradation to continue as our satellites age in orbit. Substantially all of our in-orbit satellites launched prior to 2007 have ceased to be able to provide two-way communications as a result of this degradation.

        Accordingly, as the number of in-orbit satellites (other than the eight spare satellites launched in 2007) with properly functioning S-band antenna amplifiers has decreased, even with optimized placement in orbit of the eight spare satellites, increasingly larger coverage gaps have occurred and will continue to occur over areas in which we have provided two-way communications service. This has materially adversely affected our ability to attract new subscribers and maintain our existing subscribers for our two-way communications services, equipment sales of two-way communication devices, retail average revenue per unit, or ARPU, and our results of operations and is likely to have a further material adverse effect on each of these in the future. If our subscriber base declines, our ability to attract and retain subscribers at higher rates when our second-generation constellation is placed in service may be affected adversely.

        During 2008, our ARPU decreased by 24% to $35.19 from $46.26 in 2007. In addition, our service revenue declined from $78.3 million to $61.8 million. We believe that customer reaction to the S-band antenna amplifier degradation and our related price reductions have been the primary causes of the reductions in service revenue. If we are unable to maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation satellite constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

Our business plan includes exploiting our ATC license in the United States by combining ATC services with our existing business. If we are unable to accomplish this effectively, our anticipated future revenues and profitability will be reduced and we will lose our investment in developing ATC services.

        The FCC licenses us to use a portion of our spectrum to provide ATC services in the United States in combination with our existing communication services. If we can integrate ATC services with our existing business, which will require us to make satisfactory arrangements with terrestrial wireless or other communications service providers, we will be able to use the spectrum currently licensed to us to provide an integrated telecommunications offering incorporating both our satellite and ground station system and a terrestrial-based cellular-like system. If successful, this will allow us to address a broader market for our products and services, thereby increasing our revenue and profitability and the value of our business. However, neither we nor any other company has yet successfully integrated a commercial ATC service with satellite services, and we may be unable to do so.

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

        We have entered into an ATC lease agreement with Open Range Communications Inc. We may not be able to establish additional arrangements to exploit our ATC authority at all or on favorable terms and, if such arrangements are established, the other parties may not fulfill their obligations. If we are unable to form additional suitable partnerships or enter into service contracts, joint venture agreements or additional leases, we may not be able to capitalize fully on our plan to deploy ATC services, which would limit our ability to expand our business and reduce our revenues and profitability, and adversely affect the value of our ATC license. In addition, in such event we will lose any resources we have invested in developing ATC services, which may be substantial.

        The FCC rules governing ATC are relatively new and are subject to interpretation. The scope of ATC services that we will be permitted and required to provide under our existing FCC license is unclear and we may be required to seek additional amendments to our ATC license to execute our business plan. The FCC's rules require ATC service providers to demonstrate that their mobile satellite and ATC services satisfy certain gating criteria, such as constituting an "integrated service offering," and maintain at least one in-orbit spare satellite. The FCC reserves the right to rescind ATC authority if the FCC determines that a licensee has failed to provide an "integrated service offering" or to comply with other gating criteria. It is therefore possible that we could lose our existing or future ATC authority, in which case we could lose all or much of our investment in developing ATC services, as well as future revenues from such services.

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

  •
  our ability to market successfully our new Simplex products and services, especially our SPOT satellite messenger products and services;

  •
  our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

  •
  our ability to limit the effects of further degradation of, and to maintain the capacity and control of, our existing satellite network;

  •
  our ability to sell the equipment inventory on hand and under commitment to purchase from QUALCOMM;

  •
  our ability to complete the construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control;

  •
  the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers; and

  •
  with the addition of our retail product line, general economic conditions that affect consumer discretionary spending and consumer confidence, which have declined sharply in the current recession.

The implementation of our business plan and our ability to return to profitability assumes that we are able to generate sufficient revenue and cash flow as our existing satellite constellation continues to age, and to deploy successfully our second-generation satellite constellation, both of which are contingent on a number of factors.

        As a result of the factors described above, our customers currently are unable to access our two-way communications service at all times and places. Our ability to generate revenue and positive cash flow, at least until our second- generation satellite constellation is deployed and begins to generate revenue, will depend upon several factors, including:

  •
  whether we can maintain a sufficient number of our existing two-way communications service customers;

  •
  whether we can introduce successfully new product and service offerings; and

  •
  whether we can continue to compete successfully against other mobile satellite service providers.

        Our ability to generate revenue and cash flow has been adversely impacted by our need to reduce our prices for two-way communications services as we seek to maintain our customer base in the face of the challenges to our two-way services. We have recently implemented a new pricing strategy in the United States and Canada designed to stem further diminution of revenue from two-way services described above. Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation satellite constellation. In order to do so, we are dependent on third parties, such as Thales Alenia Space and our Launch Provider, to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellites. Although we have entered into contracts with Thales Alenia Space that anticipate launch of our second-generation satellites beginning in the fourth quarter of 2009, and we have arranged with Thales Alenia Space for acceleration of a portion of the initial 24 satellites by up to four months, there can be no assurance that the delivery of these satellites will be timely. We have not arranged an alternative source if Thales Alenia Space is unable or unwilling to fulfill these contracts. If Thales Alenia Space fails to deliver these initial satellites in a timely manner, our ability to meet our projected launch schedule would be materially adversely affected, and our operations and business plan, which assume a functioning second-generation satellite constellation by 2010, would be materially adversely affected.

        We have filed an application with the FCC to modify our constellation license to take account of the technical improvements in our second-generation satellites and to change our approved orbital configuration. There is some risk that the FCC will not grant our application as filed, in which case we might not be able to re-establish our duplex services as soon as planned.

        During any significant delay in placing new satellites into commercial service, we would not be generating the cash flow expected from our constellation to fund its completion (including procuring replacement satellites) by 2014, and we may be unable to obtain additional financing on favorable terms, or at all, in the event of a significant delay. A satellite delivery delay could also require rescheduling of the anticipated launch dates, and alternative launch slots may not be available within a reasonable period of time, which would also have a material adverse affect on our operations and financial condition.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our revenue and profitability.

        For each of 2008 and 2007, we derived approximately 86% of our revenue from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to market our products and services successfully, our revenue and profitability may decrease.

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

Our success in generating sufficient cash from operations to fund a portion of the cost of our second-generation satellite constellation will depend in part on the market acceptance and success of our SPOT satellite messenger and other Simplex products and services, which may not occur.

        In 2007, we launched new products to expand the scope of our Simplex services. On November 1, 2007, we introduced the SPOT satellite messenger, aimed at both recreational and commercial customers who require personal tracking, emergency location and messaging solutions that operate beyond the range of traditional terrestrial and wireless communications.

        Although we now have more than a year's experience distributing our SPOT satellite messenger, we cannot predict with certainty the potential longer term demand for the services we offer or the extent to which we will be able to meet that demand. A survey has assessed the potential addressable market for SPOT satellite messenger products and services in North America at 50 million units, but the actual size of the market is unknown and subject to significant uncertainty. Our objective is to capture 2-3% of that market in the next few years, but we cannot assure you that we will reach that goal. Demand for our Simplex offerings in general, in particular geographic markets, for particular types of services or during particular time periods may not enable us to generate sufficient positive cash flow to fund a portion of the cost of our second-generation satellite constellation. Among other things, end user acceptance of our Simplex offerings will depend upon:

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

        Because consumers will use SPOT satellite messenger products and services in isolated and, in some cases, dangerous locations, we cannot predict whether users of the device who suffer injury or death may seek to assert claims against us alleging failure of the device to facilitate timely emergency response. Although we will seek to limit our exposure to any such claims through appropriate disclaimers and liability insurance coverage, we cannot assure investors that the disclaimers will be effective, claims will not arise or insurance coverage will be sufficient.

We have incurred substantial contractual obligations.

        As of December 31, 2008, we had outstanding contractual obligations of over $1.27 billion (a majority of which is denominated in Euros) related to the procurement and deployment of our second-generation satellite constellation and related ground installations, the purchase of mobile phones and related equipment and other contractual obligations. The nature of these purchases requires us to enter into long-term fixed price contracts. We could cancel some of these purchase commitments, subject to the incurrence of specified cancellation penalties. We do not currently have and have not arranged all of the funds necessary to fulfill these purchase commitments and may not be able to obtain them.

        In addition, our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. Accordingly, we are generally unable to adjust our operating costs or capital expenditures to match fluctuations in our revenue.

We must raise additional capital in order to complete our second-generation satellite constellation.

        We estimate the capital costs of procuring and deploying our second-generation satellite constellation and related upgrades to be approximately $1.26 billion (at a weighted average conversion rate of €1.00=$1.3151 and excluding launch costs for the second 24 satellites, internal costs and capitalized interest). As of December 31, 2008, we had incurred approximately $514.4 million (excluding internal costs, capitalized interest but including $43.5 million which is held in escrow pursuant to the contract for the procurement of our second-generation satellite constellation to secure our payment obligations under that contract) of this amount. We estimate approximately $531.3 million (excluding launch costs related to the second batch of 24 satellites) will be incurred from January 1, 2009 through the third quarter of 2010, when we anticipate the launching of 24 second-generation satellites to be completed. We plan to fund approximately $55.8 million of this amount from cash on hand (including our restricted funds held in escrow as described above) and approximately $509.8 million with cash from other sources including but not limited to the sale of debt, equity or a combination of both or cash flow from operations, if positive. Our cash needs could increase depending on, for example, our operational requirements and continued declines in the value of the U.S. dollar against the Euro.

        Our cash flow from operations was negative in 2007 and 2008, and we expect this to continue in 2009. Our ability to generate any portion of the required $1.26 billion (at a weighted average conversion rate of €1.00=$1.3151) from operations by late 2010 depends on our ability to generate substantial earnings from our SPOT satellite messenger and other Simplex products and to maintain our current level of revenue from subscribers for two-way communications service. We introduced SPOT satellite messenger products and services to consumers in November 2007; accordingly the longer term commercial success of this product is still uncertain. After 2010, our ability to generate sufficient cash from operations to complete construction of our second-generation satellite constellation is based on the continued success of these Simplex product offerings and our ability both to transition our then-existing two-way subscriber base to significantly increased ARPU through rejuvenated two-way service with our new satellites, and to add new two-way subscribers at higher priced service offerings consistent with the enhanced capabilities and increased service quality we expect from our second-generation satellite constellation.

        We will need to obtain substantial funding from third-party sources to complete the procurement and deployment of our second-generation satellite constellation. This funding may not be available to us on acceptable terms, or at all, if our future revenues or cash flow are below our expectations, whether as a result of the impact on our two-way subscriber base from degradation of our existing constellation, our failure to generate sufficient revenue from our SPOT satellite messenger and other Simplex products or for any other reason. If we are unable to generate sufficient cash from operations and from additional capital sources and are therefore unable to fund the procurement and deployment of our second-generation satellite constellation in the time period described above, our results of operations, financial condition and liquidity would be materially and adversely affected.

        Moreover, if for any other reason we are unable to deploy our second- generation satellite constellation before our current constellation ceases to provide commercially viable service, we are likely to lose subscribers, and will incur a further decline in revenues and profitability as our ability to provide commercially viable service declines.

We currently are unable to offer service in important regions of the world due to the absence of gateways in those areas, which is limiting our growth and our ability to compete.

        Our objective is to establish a worldwide service network, either directly or through independent gateway operators, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to finance our own gateways or to find capable independent gateway operators for several important regions and countries, including Eastern and Southern Africa, India, and certain parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the independent gateway operators have been unable to reach business arrangements with one another. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

        The hardware and software we utilize in operating our gateways were designed and manufactured over 10 years ago and portions are becoming obsolete. We have contracted to replace the hardware and software beginning in 2011; however the original equipment may become less reliable as it ages and will be more difficult and expensive to service. Although we maintain inventories of spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. We expect to face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. We have had to commit, and must continue to commit, to make significant capital expenditures to keep up with technological changes and remain competitive. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents and therefore may not be available to us.

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

We may not be able to launch our satellites successfully. Loss of one or more satellites during launch could delay or impair our ability to offer our services or reduce our revenues and launch insurance will not fully cover this risk.

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

        Under the FCC's plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction.

Spectrum values historically have been volatile, which could cause the value of our company to fluctuate.

        Our business plan may include forming strategic partnerships to maximize value for our spectrum, network assets and combined service offerings in the United States and internationally. Value that we may be able to realize from such partnerships will depend in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands historically have been volatile, and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability (e.g., via spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value of our spectrum authorizations and business.

We face intense competition in all of our markets, which could result in a loss of customers and lower revenues and make it more difficult for us to enter new markets.

  Satellite-based Competitors

        There are currently four other satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat and its subsidiary ACeS, SkyTerra, and Thuraya. In addition, ICO Global Communications (Holdings) Limited launched a satellite in 2008 and TerreStar Corporation and SkyTerra plan to launch their new satellites in the next year. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand.

        Although we believe there is currently no commercially available product comparable in size, price and functionality to our SPOT satellite messenger, other providers of satellite-based products could introduce their own similar products if the SPOT satellite messenger is successful, which may materially adversely affect our business plan. In addition, we may face competition from new competitors or new technologies. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue.

  Terrestrial Competitors

        In addition to our satellite-based competitors, terrestrial wireless voice and data service providers are continuing to expand into rural and remote areas, particularly in less developed countries, and providing the same general types of services and products that we provide through our satellite-based system. Many of these companies have greater resources, greater name recognition and newer technologies than we do. Industry consolidation could adversely affect us by increasing the scale or scope of our competitors and thereby making it more difficult for us to compete. We could lose market share and revenue as a result of increasing competition from the extension of land-based communication services.

        Although satellite communications services and ground-based communications services are not perfect substitutes, the two compete in certain markets and for certain services. Consumers generally perceive wireless voice communication products and services as cheaper and more convenient than satellite-based ones.

  ATC Competitors

        We also expect to compete with a number of other satellite companies that plan to develop ATC integrated networks. For example, SkyTerra and ICO Global have received licenses from the FCC to operate an ATC network. Other competitors are expected to seek approval from the FCC to operate ATC services. Any of these competitors could offer an integrated satellite and terrestrial network before we do, could combine with terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer an ATC network that customers prefer over ours.

The loss of customers, particularly our large customers, may reduce our future revenues.

        We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, the constellation degradation or for other reasons. Our top 10 customers for 2008 and 2007 accounted for, in the aggregate, approximately 11% and 16% of our total revenues of $86.1 million and $98.4 million, respectively. For 2008 and 2007, revenues from our largest customer were $1.8 million or 2%, and $6.2 million or 6% of our total revenues, respectively. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our profitability could be significantly reduced through the loss of these revenues.

In addition, we may be required to record additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

        Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 12% and 11% of our total service revenue for 2008 and 2007, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty and are subject to changes in government budgets and appropriations.

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

        Our system requires regulatory authorization in each of the markets in which we or the independent gateway operators provide service. We and the independent gateway operators may not be able to obtain or retain all regulatory approvals needed for operations. For example, the company with which Old Globalstar contracted to establish an independent gateway operation in South Africa was unable to obtain an operating license from the Republic of South Africa and abandoned the business in 2001. Regulatory changes, such as those resulting from judicial decisions or adoption of treaties, legislation or regulation in countries where we operate or intend to operate, may also significantly affect our business. Because regulations in each country are different, we may not be aware if some of the independent gateway operators and/or persons with which we or they do business do not hold the requisite licenses and approvals.

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

        Our business depends on technical knowledge, and we believe that our future success is based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use our patents, work products, inventions, designs, software, systems and similar know-how. Although we have taken diligent steps to protect that information, the information may be disclosed to others or others may independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. Third parties may assert claims that our products or services infringe on their proprietary rights. Any such claims, if made, may prevent or limit our sales of products or services or increase our costs of sales. Thus far, one company has filed a lawsuit against us for allegedly infringing with its patent rights. See "Item 3—Legal Proceedings." Additional claims could be made in the future.

        We license much of the software we require to support critical gateway operations from third parties, including QUALCOMM and Space Systems/Loral Inc. This software was developed or customized specifically for our use. We also license software to support customer service functions, such as billing, from third parties which developed or customized it specifically for our use. If the third party licensors were to cease to support and service the software, or the licenses were to no longer be available on commercially reasonable terms, it may be difficult, expensive or impossible to obtain such services from alternative vendors. Replacing such software could be difficult, time consuming and expensive, and might require us to obtain substitute technology with lower quality or performance standards or at a greater cost.

We face special risks by doing business in developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.

        Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our mobile satellite services in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Venezuela, Brazil and Central America. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions.

        Although we receive a majority of our revenues in U.S. dollars, and our independent gateway operators are required to pay us in U.S. dollars, limited availability of U.S. currency in some local markets or governmental controls on the export of currency may prevent an independent gateway operator from making payments in U.S. dollars or delay the availability of payment due to foreign bank currency processing and approval. In addition, exchange rate fluctuations may affect our ability to control the prices charged for the independent gateway operators' services.

Fluctuations in currency exchange rates may adversely impact our financial results.

        Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. A substantial majority of our obligations, including the funds held in escrow to secure our payment obligations under the contract for construction of our second-generation satellite constellation, are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies, and increases in the value of the Euro compared to the U.S. dollar have effectively substantially increased the Euro-denominated costs of procuring our second-generation satellite constellation and related ground facilities. Further declines in the dollar will exacerbate this problem. A 1% decline in the dollar vis-à-vis the Euro would increase our committed purchase obligations by approximately $5.9 million. Approximately 36% and 37% of our total sales were to retail customers in Canada, Europe, Venezuela and Brazil (which we added in the first quarter of 2008) during 2008 and 2007, respectively. Our results of operations for 2008 and 2007 reflected losses of $4.5 million and $8.2 million, respectively, on foreign currency transactions. Our exposure to fluctuations in currency exchange rates has increased significantly as a result of our satellite contracts. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

If we become subject to unanticipated foreign tax liabilities, it could materially increase our costs.

        We operate in various foreign tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect. As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities estimated at approximately $10.5 million, for which we are fully indemnified by the seller. We may also be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller or the seller may fail to perform its indemnification obligations.

We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.

        We depend on QUALCOMM as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates QUALCOMM proprietary technology. We expect QUALCOMM to terminate its business relationship with us when its current contractual obligations are completed in approximately two years. In addition, we currently have a maintenance and support contract with QUALCOMM that ends in 2010. If QUALCOMM terminates any one of these relationships, we may not be able to find a replacement supplier or perform the maintenance and support ourselves. Although we have contracted with Hughes and Ericsson to provide new hardware and software for our ground component, there could be a substantial period of time in which their products or services are not available and QUALCOMM no longer supports its products and services.

        We depend on Axonn L.L.C. to produce and sell the data modems through which we provide our Simplex service, including our SPOT satellite messenger products, which incorporate Axonn proprietary technology. Axonn is currently our sole source for obtaining these data modems. If Axonn were to cease producing and selling these data modems, in order to continue to expand our Simplex service, we would either have to acquire from Axonn the right to have the modems manufactured by another vendor or develop a modem that did not rely on Axonn's proprietary technology. We have no long-term commitments from Axonn for the production and sale of these data modems.

Pursuing strategic transactions may cause us to incur additional risks.

        We may pursue acquisitions, joint ventures or other strategic transactions on an opportunistic basis, although no new transactions that would be financially significant to us are probable at this time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These may include legal, organizational, financial and other costs and risks.

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

        Our indebtedness could adversely affect our financial condition. If the $200.0 million in committed facilities under our restated and amended credit agreement had been drawn fully at December 31, 2008, our indebtedness would have been $329.0 million. This would have resulted in annual interest expense of approximately $36.2 million, assuming an interest rate of 11.0%. In addition, we anticipate incurring additional indebtedness in connection with our future business plans. Our indebtedness could:

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

        Our credit agreement permits us to incur, in addition to the $200.0 million of revolving credit and delayed draw term loans that Thermo Funding Company LLC, or Thermo Funding, has committed to advance under the credit agreement, other indebtedness under certain conditions, including up to $250.0 million of additional equally and ratably secured, pari passu, term loans, up to $200.0 million of unsecured debt and up to $25.0 million of purchase money indebtedness or capitalized leases. We may incur this additional indebtedness only if no event of default under our credit agreement then exists and if we are in pro forma compliance with all of the financial covenants of our credit agreement. Our credit agreement also permits us to incur obligations that do not constitute "indebtedness" as defined in the credit agreement, including obligations to satellite vendors that are not evidenced by a note and not secured by assets other than those purchased with such obligations. To the extent additional debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.

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

We are a defendant in a shareholder class action lawsuit arising out of our initial public offering in 2006 and we may be involved in additional litigation in the future.

        On February 9, 2007, the first of three purported class action lawsuits was filed against us, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") in the United States District Court for the Southern District of New York alleging that our registration statement related to our initial public offering ("IPO") in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers' Pension Fund as lead plaintiff. On September 30, 2008, the court granted our motion to dismiss the plaintiffs' Second Amended Complaint with prejudice. The plaintiffs (now appellants) appealed and filed their brief on January 29, 2009. Our brief was filed on March 30, 2009.

        We cannot assure you that we will prevail in this lawsuit. Failure to prevail in any or all actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

        In addition, we are currently, and in the past have been, and in the future may become, subject to other litigation. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business.

Risks Related to Our Common Stock

Recessionary indicators and continued volatility in global economic conditions and the financial markets have adversely affected and may continue to affect adversely sales of our SPOT satellite messenger product and reduce our ability to raise additional capital in order to complete our second-generation constellation.

        The volatility and disruption to the financial markets has reached unprecedented levels and has significantly adversely impacted global economic conditions. As a result, consumer confidence and demand have declined substantially. These conditions could lead to further reduced consumer spending in the foreseeable future, especially for discretionary travel and related products. A substantial portion of the potential addressable market for our SPOT satellite messenger products and services relates to recreational users, such as mountain climbers, campers, kayakers, sport fishermen and wilderness hikers. These potential customers may reduce their activities due to economic conditions, which could adversely affect our business, financial condition, results of operations and liquidity.

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

        Our Common Stock is currently listed on the NASDAQ Global Select Market under the symbol "GSAT." For continued inclusion on the NASDAQ Global Select Market, we must generally maintain,

among other requirements, either (a) shareholders' equity of at least $10 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $5 million; or (b) market capitalization of at least $50 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $15 million. On March 6, 2009, the closing bid price of our common stock was $0.37 and our public float was $48.0 million. NASDAQ has suspended enforcement, through July 20, 2009, of the rules requiring a minimum closing bid price and a minimum market value of public float. After July 20, 2009, however, if we fail to meet the minimum closing bid price or the minimum market value standards described above for at least 30 consecutive trading days, our Common Stock could be at risk of being removed from listing on the NASDAQ Global Select Market. If our Common Stock were removed from listing on the NASDAQ Global Select Market, our Common Stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market, or trading of our Common Stock may be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, broker-dealers may be less willing or able to sell and/or make a market in our Common Stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our Common Stock. Removal of our Common Stock from listing on the NASDAQ Global Select Market may also make it more difficult for us to raise capital through the sale of our securities.

        In addition, if our Common Stock is not listed on a U.S. national stock exchange, such as NASDAQ, or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 5.75% Convertible Senior Notes will have the option to require us to repurchase the Notes, which we may not have sufficient financial resources to do.

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

        We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue 800 million shares of common stock, of which approximately 136.6 million were issued and outstanding as of December 31, 2008 and 663.4 million were available for future issuance, of which approximately 27.1 million shares are reserved for specific future issuances. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

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

  •
  change of control provisions relating to our 5.75% Convertible Senior Notes, which provide that a change of control will permit holders of the Notes to demand immediate repayment; and

  •
  change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.

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

        As of December 31, 2008, Thermo owned approximately 48% of our outstanding common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

        We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo Funding purchased an aggregate of $200 million of our Common Stock at prices substantially above market. On December 17, 2007, Thermo Funding assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. As of December 31, 2008, we were indebted to Thermo Funding under this credit agreement in the amount of $166.1 million, and we borrowed an additional $7.8 million under this credit agreement in 2009. These loans are secured by a first lien on our assets and the assets of our domestic subsidiaries, other than our FCC licenses. Thermo is not obligated to provide any additional capital to us.

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

        Thermo owns Common Stock representing more than a majority of the voting power in election of our directors. As a result, we are considered a "controlled company" within the meaning of the corporate governance standards in the NASDAQ Marketplace Rules. Under these rules, a "controlled company" may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its board of directors consist of independent directors, the requirement that it have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We have elected to be treated as a controlled company and thus utilize these exemptions. As a result, we do not have a majority of independent directors nor do we have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, you do not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ Marketplace corporate governance requirements.

Our pre-emptive rights offering, which we may commence in the future, is not in strict compliance with the technical requirements of our prior certificate of incorporation.

        Our certificate of incorporation as in effect when we entered into the irrevocable standby stock purchase agreement with Thermo Funding provided that stockholders who are accredited investors (as defined under the Securities Act) were entitled to pre-emptive rights with respect to the transaction with Thermo Funding. We may offer our stockholders as of June 15, 2006 who are accredited investors the opportunity to participate in the transaction contemplated by the irrevocable standby stock purchase agreement with Thermo Funding on a pro rata basis on substantially the same terms as Thermo Funding. Some of our stockholders could allege that the offering does not comply fully with the terms of our prior certificate of incorporation. Although we believe any variance from the requirements of our former certificate of incorporation is immaterial and that we had valid reasons for delaying the pre-emptive rights offering until after our initial public offering, a court may not agree with our position if these stockholders allege that we have violated their pre-emptive rights. In that case, we can not predict the type of remedy the court could award such stockholders.

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

Item 1B.    Unresolved Staff Comments

        Not Applicable

Item 2.    Properties

        Our principal headquarters are located in Milpitas, California, where we currently lease approximately 55,300 square feet of office space. We own or lease the facilities described in the following table (in approximate Sq Feet):

Location	Country	Sq Feet	Facility Use	Owned/Leased
El Dorado Hills, California	USA	11,000	Back-Up Control Center	Leased
Mississauga, Ontario	Canada	18,200	Canada Office	Leased
Milpitas, California	USA	55,300	Corporate Office	Leased
Dublin	Ireland	1,700	Europe Office	Leased
Caracas	Venezuela	2,200	Venezuela Office	Leased
Panama City	Panama	1,100	GAT Office	Leased
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Clifton, Texas	USA	10,000	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Aussaguel	France	4,600	Gateway	Leased
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Managua	Nicaragua	10,900	Gateway	Owned
Manaus	Brazil	1,900	Gateway	Owned
Presidente Prudente	Brazil	1,300	Gateway	Owned
Rio de Janeiro	Brazil	7,700	Brazil Office	Leased
Petrolina	Brazil	2,500	Gateway	Owned

        Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of Thermo Funding under our credit agreement. See "Management's Discussion and Analysis—Contractual Obligations and Commitments."

Item 3.    Legal Proceedings

        From time to time, we are involved in litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. We are involved in certain litigation matters as discussed below.

        IPO Securities Litigation.    On February 9, 2007, the first of three purported class action lawsuits was filed against us, our CEO and our CFO in the Southern District of New York alleging that our registration statement related to our initial public offering in November 2006 contained material misstatements and omissions and seeking damages and recission under various provisions of the Securities Act of 1933. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers' Pension Fund as lead plaintiff. On September 30, 2008, the court granted our motion to dismiss the plaintffs' Second Amended Complaint with prejudice. Plaintiffs appealed to the U.S. Second Circuit Court of Appeals. Plaintiffs filed their brief on January 29, 2009, and our responsive brief was filed March 30, 2009.

        Stickrath v. Globalstar, Inc.    On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against us in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers' Legal Remedies Act. Plaintiffs claim that the amount in controversy exceeds $5.0 million but do not allege any particular damages incurred. In July 2008 we filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint. We filed our answer on February 2, 2009. We will continue to seek to have class certification denied and the case dismissed with prejudice.

        Appeal of FCC S-Band Sharing Decision.    This case is Sprint Nextel Corporation's petition in the U.S. Court of Appeals for the District of Columbia Circuit for review of, among others, the FCC's April 27, 2006, decision regarding sharing of the 2495-2500 MHz portion of our radiofrequency spectrum. This is known as "The S-band Sharing Proceeding." The Court of Appeals has granted the FCC's motion to hold the case in abeyance while the FCC considers the petitions for reconsideration pending before it. The Court has also granted our motion to intervene as a party in the case. We cannot determine when the FCC might act on the petitions for reconsideration.

        Appeal of FCC L-Band Decision.    On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking. In the Report and Order ("R&O") portion of the decision, the FCC effectively decreased the L-band spectrum available to us while increasing the L-band spectrum available to Iridium by 2.625 MHz. On February 5, 2008, we filed a notice of appeal of the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit. Briefs were filed and oral argument was held on February 17, 2009. We do not expect a decision until the third quarter of 2009.

        Appeal of FCC ATC Decision.    On October 31, 2008, the FCC issued an Order granting us modified Ancillary Terrestrial Component ("ATC") authority. The modified authority allows us and Open Range Communications, Inc. to implement their plan to roll out ATC service in rural areas of the United States. On December 1, 2008, Iridium Satellite filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit for review of the FCC's Order. On the same day, CTIA-The Wireless Association petitioned the FCC to reconsider its Order. The court is holding the appeal in abeyance pending the FCC's decision on reconsideration.

        Patent Infringement.    On July 2, 2008, our subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the Spot Satellite Personal Tracker violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, has assumed responsibility for managing the case under an indemnity agreement with us and Spot LLC. Axonn was unable to negotiate a mutually acceptable settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and us in the U.S. District Court for the Southern District of California. We have filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent, which is now underway.

        Sales and Use Tax.    We are subject to a sales and use tax examination by the California Board of Equalization for the tax years ended 2005, 2006 and 2007. We believe that the amount accrued on our books related to sales and use tax contingency is adequate.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

        Our Common Stock has been quoted on The NASDAQ Global Select Market under the symbol "GSAT" since November 2, 2006. Prior to that time, there was no public market for our stock. The following table sets forth the closing high and low prices of our Common Stock as reported by The NASDAQ Global Select Market for the period indicated:

Quarter Ended:	High	Low
March 31, 2007	$14.68	$9.75
June 30, 2007	$11.20	$9.05
September 30, 2007	$12.10	$7.33
December 31, 2007	$9.84	$6.39
March 31, 2008	$9.05	$6.50
June 30, 2008	$7.59	$2.79
September 30, 2008	$3.20	$1.55
December 31, 2008	$1.75	$0.15

        As of March 6, 2009, we had 310 holders of record of our Common Stock. We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 6.    Selected Financial Data

        The following table presents our selected historical consolidated financial information and other data for the last five years, and as of December 31, 2008, 2007, 2006, 2005 and 2004. Our selected historical consolidated financial data for the years ended December 31, 2005 and 2004 and as of December 31, 2005 and 2004 has been derived from our audited consolidated balance sheets as of those dates, which are not included in this Report.

        You should read the selected historical consolidated financial data set forth below together with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included in Items 7 and 8 of this

Report. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data, average monthly revenue per unit and average monthly churn rate)
Statement of Operations Data:
Revenue:
Service revenue	$61,794	$78,313	$92,037	$81,472	$57,927
Subscriber equipment sales(1)	24,261	20,085	44,634	45,675	26,441

Total revenue	86,055	98,398	136,671	127,147	84,368

Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	37,132	27,775	28,091	25,432	25,208
Cost of subscriber equipment sales:
Cost of subscriber equipment sales(2)	17,921	13,863	40,396	38,742	23,399
Cost of subscriber equipment sales—Impairment of assets	405	19,109	1,943	—	—

Total cost of subscriber equipment sales	18,326	32,972	42,339	38,742	23,399
Marketing, general and administrative	61,351	49,146	43,899	37,945	32,151
Restructuring	—	—	—	—	5,078
Depreciation and amortization	26,956	13,137	6,679	3,044	1,959
Impairment of assets	—	—	—	114	114

Total operating expenses	143,765	123,030	121,008	105,277	87,909

Operating Income (Loss)	(57,710)	(24,632)	15,663	21,870	(3,541)
Interest income	4,713	3,170	1,172	242	58
Interest expense(3)	(6,779)	(9,023)	(587)	(269)	(1,382)
Interest rate derivative loss	(3,259)	(3,232)	(2,716)	—	—
Other	(4,497)	8,656	(3,980)	(622)	921

Total other income (expense)	(9,822)	(429)	(6,111)	(649)	(403)
Income (loss) before income taxes	(67,532)	(25,061)	9,552	21,221	(3,944)
Income tax expense (benefit)	480	2,864	(14,071)	2,502	(4,314)

Net Income (Loss)	$(68,012)	$(27,925)	$23,623	$18,719	$370

Balance Sheet Data:	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004
	(In Thousands)
Cash and cash equivalents	$12,357	$37,554	$43,698	$20,270	$13,330
Restricted cash(4)	$57,884	$80,871	$52,581	$—	$—
Total assets	$803,038	$512,975	$331,701	$113,545	$63,897
Long-term debt	$261,479	$50,000	$417	$631	$3,278
Redeemable common stock	$—	$—	$4,949	$—	$—
Ownership equity	$408,423	$405,544	$260,697	$71,430	$40,421

(1)
Includes related party sales of $0, $59, $3,423 and $440 for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

(2)
Includes costs of related party sales of $0, $46, $3,041 and $314 for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

(3)
Includes related party amounts of $0, $83, $0 and $176 for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

(4)
Restricted cash is comprised of funds held in escrow by two financial institutions to secure our payment obligations related to (i) our contract for the construction of the second-generation satellite constellation and (ii) the next five semi-annual interest payments on our 5.75% Senior Convertible Notes.

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

        Going Concern.    We currently lack sufficient resources to fund the procurement and deployment of our second-generation constellation and other related construction costs and our on-going operations, which are currently generating negative cash flows. Due to the worldwide economic crisis and the tight credit market, obtaining suitable additional financing remains challenging. Our registered public accounting firm's audit report on our consolidated financial statements as of December 31, 2008, and for the year then ended includes a "going concern" explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. The "going concern" explanatory paragraph reflects substantial doubt about our ability to obtain this financing in a timely manner.

        We have initiated plans to improve our liquidity by seeking a combination of debt and equity funding to procure and deploy our second-generation constellation and related ground infrastructure as well as to fund our current operations. Our plans also include restructuring our operations by seeking to reduce costs in underperforming markets and consolidate resources around the world to operate our network more efficiently. We have also undertaken a plan to market aggressively our Simplex based products, including the SPOT personal satellite messenger, to generate incremental cash flow from operations. If our plans are successful, we believe we will have sufficient liquidity to finance the anticipated costs to procure and deploy the second-generation constellation and related ground infrastructure costs and to fund our current operations for at least the next 12 months. However, the successful execution of our plans is dependent upon many factors, some of which are beyond our control. We cannot assure you that any portion of our plans will be achieved. If we fail to obtain the necessary additional financing in a timely manner, the procurement and deployment of our second-generation satellite constellation, related construction costs and our ongoing operations will be materially adversely impacted.

        On March 25, 2009, we announced that Coface, the export credit agency acting on behalf of the French government, has agreed to provide long-term credit insurance in support of a proposed $574 million credit facility to be extended to us by a syndicate of banks. Banks who have received initial credit committee approvals in relation to the credit facility, which will bear interest at approximately 6.3%, include PNB Paribas, Natixis and Societe Generale. The credit facility and our receipt of funding are subject to final documentation and closing conditions, and there can be no assurance that any closing will occur.

        The principal closing conditions include the conversion into equity at closing of the senior secured term and revolving credit facility loans to us from Thermo Funding and our receipt of additional equity and contingent equity in an amount of approximately $100 million, most of which is expected to be provided by Thermo Funding.

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

  •
  a general reduction in prices of user equipment; and

  •
  innovative data products and services.

        Nonetheless, as further described under "Risk Factors," we face a number of challenges and uncertainties, including:

  •
  Financial resources and liquidity.  We currently lack sufficient funds to fulfill our commitments for capital expenditures and support our current operations. See "Going Concern" above.

  •
  The economy.  The current recession and its effects on credit markets and consumer spending is adversely affecting both sales of our products and services and our ability to obtain the additional financing necessary to fund our capital expenditures and current operations.

  •
  Constellation life and health.  Our current satellite constellation is aging. We successfully launched our eight spare satellites in 2007. All of our satellites launched prior to 2007 have experienced various anomalies over time, one of which is a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem (our "two-way communication issues"). The S-band antenna provides the downlink from the satellite to a subscriber's phone or data terminal. Degraded performance of the S-band antenna amplifiers reduces the availability of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. When the S-band antenna on a satellite ceases to be functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. We continue to provide two-way subscriber service because some of our satellites are fully functional but at certain times in any given location it may take longer to establish calls and the average duration of calls may be reduced. There are periods of time each day during which no two-way voice and data service is available at any particular location. The root cause of our two-way communication issues is unknown, although we believe it may result from irradiation of the satellites in orbit caused by the space environment at the altitude that our satellites operate.

    The decline in the quality of two-way communication does not affect adversely our one-way Simplex data transmission services, including our SPOT satellite messenger products and services, which utilize only the L-band uplink from a subscriber's Simplex terminal to the satellites. The signal is transmitted back down from the satellites on our C-band feeder links, which are functioning normally, not on our S-band service downlinks.

    We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations. Among other things, we requested Thales Alenia Space to present a four-part sequential plan for accelerating delivery of the initial 24 satellites of our second-generation constellation by up to four months. To date, we have accepted the first two portions of this plan. See "Part I, Item 1A. Risk Factors—Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability."

  •
  Competition and pricing pressures.  We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat plans to commence offering satellite services to handheld devices in the United States in 2009, and several competitors, such as ICO Global, are constructing or have launched geostationary satellites that provide mobile satellite service. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, higher churn rates, and, ultimately, decreased profitability and cash.

  •
  Technological changes.  It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 79% of our total assets at December 31, 2008 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

  •
  Capital expenditures.  We have incurred significant capital expenditures during 2007 and 2008 and we expect to incur additional significant expenditures through 2013 under the following commitments:

  •
  We estimate that procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.26 billion (at a weighted average conversion rate of €1.00=$1.3151 and excluding launch costs for the second 24 satellites, internal costs and capitalized interest), which we expect will be reflected in capital expenditures through 2013. The following obligations are included in this amount:

  •
  In November, 2006, we entered into a contract with Thales Alenia Space for the construction of our second-generation constellation. The total contract price, including subsequent additions, will be approximately €670.3 million (approximately $931.1 million at a weighted average conversion rate of €1.00 = $1.3891 at December 31, 2008, including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately €258.1 million (approximately $347.5 million) through December 31, 2008 under this contract. At our request, Thales Alenia Space has presented to us a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.4 million to $18.9 million at € 1.00 = $1.4097 at December 31, 2008). In 2007, we accepted the first two portions of the Thales four-part sequential acceleration plan with an additional cost of €4.1 million ($5.9 million at €1.00 = $1.4499).

  •
  In March 2007, we entered into a €9.2 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4252) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for our second-

      generation satellite constellation. We have made aggregate payments under this contract of approximately €6.7 million (approximately $9.9 million) through December 31, 2008.

    •
    In September, 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $216.1 million. On July 5, 2008, we amended our agreement with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8.5% to 12% and become payable one month before the corresponding launch date. We have made aggregate payments under this contract of approximately $26.3 million through December, 31, 2008.

    •
    On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. We have made aggregate payments under this contract of approximately $5.4 million through December 31, 2008. We expensed $1.8 million of these payments and capitalized $3.6 million as second-generation ground component.

    •
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

    •
    We have completed construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway was fully operational for Simplex service in October 2008. We expect to introduce Duplex service when our second-generation satellite constellation becomes operational.

        See "Going Concern" and "Liquidity and Capital Resources" for a discussion of our requirements and resources for funding these capital expenditures.

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

    Simplex Products (Personal Tracking Services and Emergency Messaging).    In early November 2007, we introduced the SPOT satellite messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google Maps™. The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. We are continuing to work on second-generation SPOT-like applications.

  •
  SPOT Satellite Messenger Addressable Market

    We believe the addressable market for our SPOT satellite messenger products and services in North America alone is approximately 50 million units primarily made up of outdoor enthusiasts. Our objective is to capture 2-3% of that market in the next few years. The reach of our Simplex System, on which our SPOT satellite messenger products and services rely, covers approximately 60% of the world population. We intend to market our SPOT satellite messenger products and services aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

  •
  SPOT Satellite Messenger Pricing

    We intend the pricing for SPOT satellite messenger products and services and equipment to be very attractive in the consumer marketplace. Annual service fees, depending whether they are for domestic or international service, currently range from $99.99 to approximately $140.00 for our basic level plan, and $149.98 to approximately $200.00 with additional tracking capability. The equipment is sold to end users at $149.99 to approximately $280.00 per unit (subject to foreign currency rates). Our distributors set their own retail prices for SPOT satellite messenger equipment and service.

  •
  SPOT Satellite Messenger Distribution

    We are distributing and selling our SPOT satellite messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of "Big Box" retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy Canada, Big 5 Sporting Goods, Big Rock Sports, Cabela's, Campmor, Costco, Joe's Sport, London Drug, Outdoor and More, Gander Mountain, REI, Sportsman's Warehouse, The Source by Circuit City dealers, Wal-Mart.com, West Marine, DBL Distribution, D.H. Distributions, and CWR Electronics. We currently sell SPOT satellite messenger products through approximately 7,500 distribution points and expect to reach 10,000 in 2009. We also sell directly using our existing sales force into key vertical markets and through our direct e-commerce website (www.findmespot.com).

        SPOT satellite messenger products and services have been introduced only recently and their commercial introduction and their commercial success cannot be assured.

  •
  Fluctuations in interest and currency rates.  Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs if debt is outstanding. A substantial portion of our revenue (40% for the year ended December 31, 2008) is denominated in foreign currencies. In addition, a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for additional information.

  •
  Ancillary Terrestrial Component (ATC).  ATC is the integration of a satellite-based service with a terrestrial wireless service resulting in a hybrid mobile satellite service. The ATC network would extend our services to urban areas and inside buildings in both urban and rural areas where satellite services currently are impractical. We believe we are at the forefront of ATC development and expect to be the first market entrant through our contract with Open Range described below. In addition, we are considering a range of options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communication companies to capture the full potential of our spectrum and U.S. ATC license.

    On October 31, 2007, we entered into an agreement with Open Range Communications, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. On December 2, 2008, we amended our agreement with Open Range. The amended agreement reduced our preferred equity commitment to Open Range from $5 million to $3 million (which investment was made in the form of bridge loans that converted into preferred equity at the closing of Open Range's equity financing). Under the agreement as amended, Open Range will have the right to use a portion of our spectrum within the United States and, if Open Range so elects, it can use the balance of our spectrum authorized for ATC services, to provide these services. Open Range has options to expand this relationship over the next six years, some of which are conditional upon Open Range electing to use all of the licensed spectrum covered by the agreement. Commercial availability is expected to begin in selected markets in 2009. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Either party may terminate the agreement before the end of the term upon the occurrence of certain events, and Open Range may terminate it at any time upon payment of a termination fee that is based upon a percentage of the remaining lease payments. Based on Open Range's business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a value for this agreement between $0.30—$0.40/MHz/POP. Open Range satisfied the conditions to implementation of the agreement on January 12, 2009 when it completed its equity and debt financing, consisting of a $267 million broadband loan from the Department of Agriculture Rural Utilities Program and equity financing of $100 million. Open Range has remitted to us its initial down payment of $2 million. Open Range's annual payments in the first six years of the agreement will range from approximately $0.6 million to up to $10.3 million, assuming it elects to use all of the licensed spectrum covered by the agreement. The amount of the payments that we will receive from Open Range will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system.

    In addition to our agreement with Open Range Communications, Inc. (See "Item 1.—Ancillary Terrestrial Component—ATC Opportunities"), we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

        Service and Subscriber Equipment Sales Revenues.    The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Mobile (voice and data)	$41,883	49%	$60,920	62%	$71,101	52%
Fixed (voice and data)	3,506	4	5,369	5	7,741	6
Data	784	1	1,649	2	1,573	1
Simplex	6,362	7	2,407	2	1,636	1
Independent gateway operators	3,098	4	4,465	5	8,032	6
Other(1)	6,161	7	3,503	4	1,954	1

Total Service Revenue	61,794	72	78,313	80	92,037	67

Subscriber Equipment Sales:
Mobile equipment	8,095	9	11,931	12	22,542	17
Fixed equipment	1,164	1	2,160	2	6,149	5
Data and Simplex	10,170	12	1,946	2	2,023	1
Accessories/misc.	4,832	6	4,048	4	13,920	10

Total Subscriber Equipment Sales	24,261	28	20,085	20	44,634	33

Total Revenue	$86,055	100%	$98,398	100%	$136,671	100%

(1)
Includes activation fees and engineering service revenue.

        Operating Income (Loss).    We realized an operating loss of $57.7 million for 2008 compared to an operating loss of $24.6 million in 2007. We attribute the increase in operating loss to lower service revenue, higher depreciation and operating costs from our acquisition of gateways in Brazil.

        Subscribers and ARPU for 2008, 2007 and 2006.    The following table set forth our Average number of subscribers and ARPU for retail, IGO and Simplex customers for 2008, 2007 and 2006. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Year Ended December 31,
	2008	2007	% Net Change
Average number of subscribers for the period:
Retail	118,580	122,709	(3)%
IGO	79,202	90,254	(12)
Simplex	118,072	64,034	84
ARPU (monthly):
Retail	$35.19	$46.26	(24)%
IGO	$3.26	$4.12	(21)
Simplex	$4.48	$3.11	44

	Year Ended December 31,
	2007	2006	% Net Change
Average number of subscribers for the period:
Retail	122,709	112,390	9%
IGO	90,254	79,822	13
Simplex	64,034	36,035	78
ARPU (monthly):
Retail	$46.26	$58.91	(21)%
IGO	$4.12	$8.39	(51)
Simplex	$3.11	$3.78	(18)

	December 31, 2008	December 31, 2007	% Net Change
Ending number of subscribers:
Retail	115,371	118,747	(3)%
IGO	73,763	87,930	(16)
Simplex	155,196	77,449	100

Total	344,330	284,126	21%

	December 31, 2007	December 31, 2006	% Net Change
Ending number of subscribers:
Retail	118,747	122,688	(3)%
IGO	87,930	87,458	1
Simplex	77,449	52,656	47

Total	284,126	262,802	8%

        The total number of net subscribers increased from approximately 284,000 at December 31, 2007 to approximately 344,000 at December 31, 2008. Although we experienced a net increase in our total customer base of 21% from December 31, 2007 to December 31, 2008, our total service revenue decreased for the same period. This is due primarily to lower contributions from subscribers in addition to the change in our subscriber mix.

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

        However, acquisitions of independent gateway operators do require us to commit capital for acquisition of their assets, as well as management resources and working capital to support the gateway operations, and therefore increase our risk in operating in these territories directly rather than through the independent gateway operators. In addition, operating the acquired gateways increases our marketing, general and administrative expenses. Our credit agreement limits to $25.0 million the aggregate amount of cash we may invest in foreign acquisitions without the consent of our lenders.

        In February 2005, we purchased the Venezuela gateway for $1.6 million in cash to be paid over four years. Effective January 1, 2006, we acquired the Central American gateway and other real property assets for $5.2 million, paid principally in shares of our common stock. In March 2008, we acquired an independent gateway operator that owns three satellite gateway ground stations in Brazil for $6.5 million, paid principally in the shares of our Common Stock. We also incurred transaction costs of $0.3 million related to this acquisition. We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

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

Revenue Recognition

        We defer customer activation fees and recognize them over four to five year periods, which approximates the estimated average life of the customer relationship. We periodically evaluate the estimated customer relationship life. Historically, changes in the estimated life have not been material to our financial statements.

        We bill monthly access fees to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan, on the first day of each monthly bill cycle. We bill airtime minute fees in excess of the monthly access fees in arrears on the first day of each monthly billing cycle. To the extent that billing cycles fall during the course of a given month and a portion of the monthly services has not been delivered at month end, we prorate fees and defer fees associated with the undelivered portion of a given month. Under certain annual plans, where customers prepay for minutes, we defer revenue until the minutes are used or the prepaid time period expires. Unused minutes accumulate until they expire, usually one year after activation. In addition, we offer other annual plans under which the customer is charged an annual fee to access our system. We recognize these fees on a straight-line basis over the term of the plan. In some cases, we charge a per minute rate whereby we recognize the revenue when each minute is used.

        Occasionally we have granted to customers credits which are expensed or charged against deferred revenue when granted.

        Subscriber acquisition costs include items such as dealer commissions, internal sales commissions and equipment subsidies and are expensed at the time of the related sale.

        We also provide certain engineering services to assist customers in developing new technologies related to our system. We record the revenues associated with these services when the services are rendered, and we record the expenses when incurred. We record revenues and costs associated with long term engineering contracts on the percentage-of-completion basis of accounting.

        We own and operate our satellite constellation and earn a portion of our revenues through the sale of airtime minutes on a wholesale basis to independent gateway operators. We recognize revenue from services provided to independent gateway operators based upon airtime minutes used by their customers and contractual fee arrangements. If collection is uncertain, we recognize revenue when cash payment is received.

        Our annual plans (sometimes called Liberty plans) require users to pre-pay usage charges for the entire plan period, generally 12 months, which results in the deferral of certain of our revenues. Under our revenue recognition policy for these annual plans, we defer revenue until the earlier of when the minutes are used or when these minutes expire. We recognize any unused minutes as revenue at the expiration of a plan. Most of our customers have not used all the minutes that are available to them or have not used them at the pace anticipated, which has caused us to defer a portion of our service revenue.

        During the second quarter of 2007, we introduced an unlimited airtime usage service plan (called the Unlimited Loyalty plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly or annual fee. The unlimited loyalty plan incorporates a declining price schedule that reduces the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at the fixed price. We record revenue for this plan on a monthly basis based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, we recognize the balance in deferred revenue.

        We sell SPOT satellite messenger services as annual plans and bill them to the customer at the time the customer activates the service. We defer revenue on such annual service plans upon activation and recognize it ratably over the service term.

        At December 31, 2008 and December 31, 2007, our deferred revenue aggregated approximately $20.6 million (with $1.3 million included in non-current liabilities) and $20.4 million (with $1.0 million included in non-current liabilities), respectively.

        Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and SPOT satellite messenger product. We recognize revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

        In December 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue- generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to account separately for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria.

Inventory

        Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. We state inventory transactions at the lower of cost or market. At the end of each quarter, we review product sales and returns from the previous twelve months and write off any excess and obsolete inventory. Cost is computed using the first-in, first-out (FIFO) method. We record inventory allowances for inventories with a lower market value or that are slow moving in the period of determination.

Globalstar System, Property and Equipment

        Our Globalstar System assets include costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites, including eight satellites previously held as ground spares which we launched in May and October 2007, which we refer to as the space segment, and primary and backup terrestrial control centers and gateways, which we refer to as the ground segment. We recognize loss from an in-orbit failure of a satellite as an expense in the period it is determined that the satellite is not recoverable. We regard these recently launched satellites as part of the second-generation constellation which will be supplemented by the 48 second-generation satellites currently being constructed. We estimate these 48 second-generation satellites will have an in-orbit life of 15 years.

        We review the carrying value of the Globalstar System for impairment whenever events or changes in circumstances indicate that the recorded value of the space segment and ground segment may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If we determine an impairment exists, we calculate any related impairment loss based on fair value. We believe our two-way telecommunications services, or Duplex services, after the launch of our second-generation constellation, and Simplex services will generate sufficient undiscounted cash flow after our second-generation system becomes fully operational, which is expected to be sometime in 2010, to justify our carrying value for our second-generation costs.

        We began depreciating the satellites previously recorded as spare satellites and subsequently incorporated into the Globalstar System on the date each satellite was placed into service (the "In-Service Date") over an estimated life of eight years.

Income Taxes

        Until January 1, 2006, we were taxed as a partnership for U.S. tax purposes (Notes 8 and 12 of our consolidated financial statements). Generally, our taxable income or loss, deductions and credits were passed through to our members. Effective January 1, 2006, we elected to be taxed as a corporation, and thus subject to the provisions as prescribed under Subchapter C of the Internal Revenue Code. We also began accounting for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" (February 1997).

        SFAS No. 109 also requires that when an enterprise changes its tax status from non-taxable to taxable, the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result of our election to be taxed as a corporation effective January 1, 2006, we recognized gross deferred tax assets and gross deferred tax liabilities of approximately $204.2 million and $0.1 million, respectively

        At December 31, 2008 and 2007, we recognized gross deferred tax assets of approximately $137.4 million and $144.0 million, respectively. We also established a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2008 and 2007, we had established valuation allowances of approximately $137.4 million and $122.4 million, respectively. Accordingly, at December 31, 2008 and 2007, net deferred tax assets were approximately $0 and $21.6 million, respectively.

        On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). See Note 8 to our consolidated financial statements for the impact of this adoption on our financial statements.

Second-Generation Satellites and Launch Costs and Ground Component

        In November, 2006, we entered into a contract with Thales Alenia Space to construct 48 low-earth orbit satellites. We entered into an additional agreement with Thales Alenia Space in March 2007 for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for our second-generation satellite constellation.

        In September 2007, we and our Launch Provider entered into an agreement for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each.

        On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. A portion of the payments made under this contract is recognized as an expense.

        On October 8, 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway.

        We will begin to depreciate these assets once they are completed and placed into service.

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

        We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension plan. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 5.75% to be appropriate as of December 31, 2008, which is a decrease of 0.25 percentage points from the rate used as of December 31, 2007. An increase of 1.0% in the discount rate would have decreased our plan liabilities as of December 31, 2008 by $1.5 million and a decrease of 1.0% could have increased our plan liabilities by $1.8 million.

        A significant element in determining our pension expense in accordance with SFAS No. 158 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the U.S. pension plan, our assumption for the expected return on plan assets was 7.5% for 2008.

        We defer the difference between the expected return and the actual return on plan assets and, under certain circumstances, amortize it over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. This is also true of changes to actuarial assumptions. As of December 31, 2008, we had net unrecognized pension actuarial losses of $5.2 million. These amounts represent potential future pension and postretirement expenses that would be amortized over average future service periods.

Derivative Instrument

        Prior to December 10, 2008, we utilized a derivative instrument in the form of an interest rate swap agreement and a forward contract for purchasing foreign currency to minimize our risk from interest rate fluctuations related to our variable rate credit agreement and minimize our risk from fluctuations related to the foreign currency exchange rates, respectively. We used the interest rate swap agreement and the forward contract for purchasing foreign currency to manage risk and not for trading or other speculative purposes. At the end of each accounting period, we recorded the derivative instrument on our balance sheet as either an asset or a liability measured at fair value. The interest rate swap agreement and the forward contract for purchasing foreign currency did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement and the forward contract for purchasing foreign currency were recognized as "Interest rate derivative gain (loss)" and "Other Income" over the life of the agreements, respectively. We terminated the interest swap agreement on December 10, 2008 by making a payment of approximately $9.2 million.

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

Statements of Operations	Year Ended December 31, 2008	Year Ended December 31, 2007	% Change
	(In thousands)
Revenue:
Service revenue	$61,794	$78,313	(21)%
Subscriber equipment sales(1)	24,261	20,085	21

Total Revenue	86,055	98,398	(13)

Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	37,132	27,775	34
Cost of subscriber equipment sales:
Cost of subscriber equipment sales(2)	17,921	13,863	29
Cost of subscriber equipment sales—Impairment of assets	405	19,109	(98)

Total cost of subscriber equipment sales	18,326	32,972	(44)
Marketing, general and administrative	61,351	49,146	25
Depreciation and amortization	26,956	13,137	105

Total Operating Expenses	143,765	123,030	17

Operating loss	(57,710)	(24,632)	(134)
Interest income	4,713	3,170	49
Interest expense	(6,779)	(9,023)	(25)
Interest rate derivative loss	(3,259)	(3,232)	1
Other	(4,497)	8,656	N/A

Loss Before Income Taxes	(67,532)	(25,061)	169
Income tax expense	480	2,864	(83)

Net Loss	$(68,012)	$(27,925)	(144)

(1)
Includes related party amounts of $0 and $59 for 2008 and 2007, respectively.

(2)
Includes related party amounts of $0 and $46 for 2008 and 2007, respectively.

        Revenue.    Total revenue decreased by $12.3 million, or approximately 13%, to $86.1 million for 2008, from $98.4 million for 2007. This decrease is attributable to lower service revenues as a result of our two-way communication issues. Our service revenue was lower primarily due to price reductions aimed at maintaining our subscriber base despite our two-way communication issues. Our subscriber equipment sales increased during 2008 as compared to 2007 as a result of the launch of our SPOT satellite messenger product and services. Our retail ARPU during 2008, decreased by 24% to $35.19 from $46.26 for 2007. We added approximately 60,000 net subscribers in 2008 compared to 21,000 net subscriber additions in 2007.

        Service Revenue.    Service revenue decreased $16.5 million, or approximately 21%, to $61.8 million for 2008, from $78.3 million for 2007. Although our subscriber base grew 21% during 2008 to approximately 344,000, we experienced decreased retail ARPU resulting in lower service revenue. The primary reason for this decrease in our service revenue was the reduction of our prices in response to our two-way communication issues.

        Subscriber Equipment Sales.    Subscriber equipment sales increased by $4.2 million, or approximately 21%, to $24.3 million for 2008, from $20.1 million for 2007. The increase was due primarily to sales in 2008 of our SPOT satellite messenger product and services.

        Operating Expenses.    Total operating expenses increased $20.7 million, or approximately 17%, to $143.8 million for 2008, from $123.0 million for 2007. This increase was due to higher cost of goods sold related to our new SPOT satellite messenger product, increased marketing, general and administrative expenses due to our commencing sales of SPOT satellite products and services in late 2007, as well as higher depreciation and amortization expenses related to our eight spare satellites launched in 2007, all of which were partially offset by a $19.1 million asset impairment charge recognized in 2007. In 2008, we incurred a $0.4 million asset impairment charge.

        Cost of Services.    Our cost of services for 2008 and 2007 were $37.1 million and $27.8 million, respectively. Our cost of services is comprised primarily of network operating costs. Although our costs are generally fixed in nature, these costs were higher in 2008 as a result of our recently acquired subsidiary in Brazil and higher research and development expenses related to our second generation ground component development.

        Cost of Subscriber Equipment Sales.    Cost of subscriber equipment sales decreased approximately $14.6 million, or approximately 44%, to $18.3 million for 2008, from $33.0 million for 2007. This decrease was due primarily to the absence in 2008 of a $19.1 million impairment charge recorded in 2007 offset by higher costs from the launch of our SPOT satellite messenger product, which began in November 2007.

        Marketing, General and Administrative.    Marketing, general and administrative expenses increased $12.2 million, or approximately 25%, to $61.4 million for 2008, from $49.1 million for 2007. This increase was due primarily to higher sales and marketing costs related to our SPOT satellite messenger product, costs associated with the acquisition of our subsidiary in Brazil, and increased labor and fringe costs.

        Depreciation and Amortization.    Depreciation and amortization expense increased approximately $13.8 million, or 105%, to $27.0 million for 2008, from $13.1 million for 2007. This increase was due primarily to the additional depreciation associated with placing into service all of our spare satellites launched in 2007.

        Operating Income (Loss).    Operating loss increased approximately $33.1 million, to $57.7 million for 2008, from $24.6 million for 2007. The increase was due to the higher operating costs described above and lower service revenue.

        Interest Income.    Interest income increased by $1.5 million to $4.7 million for 2008, from $3.2 million for the same period in 2007. This increase was due to increased average cash and restricted cash balances on hand.

        Interest Expense.    Interest expense decreased by $2.2 million, to $6.8 million for 2008 from $9.0 million for 2007. This decrease was due primarily to the expensing, in 2007, of our deferred debt issuance costs of $8.1 million as a result of Thermo Funding assuming all of the obligations of the administrative agent and the lenders under our credit agreement with Wachovia Investment Holdings, LLC and the other lenders parties thereto. In 2008, we expensed $2.9 million in deferred financing costs.

        Interest Rate Derivative Loss.    For 2008, interest rate derivative loss was $3.3 million compared to $3.2 million in 2007. This increase was due to the unfavorable change in fair value in our interest rate swap agreement which we terminated during the fourth quarter of 2008.

        Other Income (Expense).    Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income decreased by $13.2 million for 2008 as compared to 2007 due to an unfavorable exchange rate on the Euro denominated escrow account and a decline in the Canadian dollar during 2008.

        Income Tax Expense (Benefit).    Income tax expense for 2008 was $0.5 million compared to $2.9 million during 2007. The change between periods was primarily a result of a lower taxable income in 2008 for our subsidiaries that are profitable.

        Net Loss.    Our net loss increased approximately $40.1 million to a loss of $68.0 million for 2008, from a net loss of $27.9 million for 2007. This decrease was due to increased costs of operations related to Brazil, higher depreciation and lower service revenue.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

Statements of Operations	Year Ended December 31, 2007	Year Ended December 31, 2006	% Change
	(In thousands)
Revenue:
Service revenue	$78,313	$92,037	(15)%
Subscriber equipment sales(1)	20,085	44,634	(55)

Total Revenue	98,398	136,671	(28)

Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	27,775	28,091	(1)
Cost of subscriber equipment sales:(2)
Cost of subscriber equipment sales	13,863	40,396	(66)
Cost of subscriber equipment sales—Impairment of assets	19,109	1,943	N/A

Total cost of subscriber equipment sales	32,972	42,339	(22)
Marketing, general and administrative	49,146	43,899	12
Depreciation and amortization	13,137	6,679	97

Total Operating Expenses	123,030	121,008	2

Operating Income (Loss)	(24,632)	15,663	N/A
Interest income	3,170	1,172	170
Interest expense	(9,023)	(587)	N/A
Interest rate derivative loss	(3,232)	(2,716)	19
Other income (expense), net	8,656	(3,980)	N/A

Income (Loss) Before Income Taxes	(25,061)	9,552	N/A
Income tax expense (benefit)	2,864	(14,071)	(120)

Net Income (Loss)	$(27,925)	$23,623	N/A

(1)
Includes related party amount of $59 and $3,423 for the year ended December 31, 2007 and 2006, respectively.

(2)
Includes related party amount of $46 and $3,041 for the year ended December 31, 2007 and 2006, respectively.

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

        Cost of Services.    Our cost of services for the years ended December 31, 2007 and 2006 were $27.8 million and $28.1 million, respectively. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. Cost of services declined as a result of lower telecom costs and reductions in certain labor costs offset partially by an increase in non-cash executive incentive compensation as compared to 2006.

        Cost of Subscriber Equipment Sales.    Cost of subscriber equipment sales decreased $9.4 million, or approximately 22.1%, to $33.0 million for the year ended December 31, 2007, from $42.4 million for 2006. This decrease was due primarily to lower equipment sales as a result of our two-way communication issues and lower equipment cost basis as a result of a net asset impairment charge to our first-generation inventory. In 2007, we recorded a net impairment charge of $19.1 million representing a write down on our first-generation phone and accessory inventory. This charge was taken after our assessment of inventory quantities and recent and projected equipment sales. The asset impairment charge in 2006 was $1.9 million.

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

Liquidity and Capital Resources

        The following table shows our cash flows from operating, investing and financing activities for the years ended December 31, 2008, 2007 and 2006 (in thousands):

Statements of Cash Flows	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net cash from (used in) operating activities	$(30,585)	$(7,669)	$14,571
Net cash (used in) investing activities	(258,581)	(183,378)	(160,316)
Net cash from financing activities	252,533	193,489	170,601
Effect of exchange rate changes on cash	11,436	(8,586)	(1,428)

Net Increase (Decrease) in Cash and Cash Equivalents	$(25,197)	$(6,144)	$23,428

        Currently, our principal sources of liquidity are our credit agreement with Thermo Funding, our existing cash and internally generated cash flow from operations, if positive.

        At January 1, 2009, our principal short-term liquidity needs were:

  •
  to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and launch related costs, in a total amount not yet determined, but which will include approximately €92.1 million payable to Thales Alenia Space by December 31, 2009 under the purchase contract for our second-generation satellites and €2.4 million payable to Thales Alenia Space by December 2009 under the contract for construction of the Control Network Facility, respectively;

  •
  to make payments related to our launch for the second-generation satellite constellation in the amount of $132.7 million payable to our Launch Provider by December 31, 2009;

  •
  to make payments related to the construction of our second-generation ground component in the amount of $20.6 million by December 31, 2009; and

  •
  to fund our working capital (which was a deficit of $22.2 million at December 31, 2008); we expect this deficit to increase further in 2009.

        Our liquidity sources at December 31, 2008 are insufficient to fund our short-term or long-term needs. We must obtain additional financing to fund the procurement and deployment of our second-generation constellation and other related construction costs and our on-going operations, which are currently generating negative cash flows. Due to the worldwide economic crisis and the tight credit market, obtaining suitable financing remains challenging. Our registered public accounting firm's audit report on our consolidated financial statements as of December 31, 2008, and for the year then ended includes a "going concern" explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. The "going concern" explanatory paragraph reflects substantial doubt about our ability to obtain this financing in a timely manner.

        We are pursuing a number of options involving issuance of additional debt, equity or both to obtain the required funding as well as seeking to reduce our internal costs and aggressively grow our revenues. We cannot assure you that sufficient additional financing will be obtainedon acceptable terms, if at all. If we fail to obtain necessary additional financing, the procurement and deployment of our second-generation satellite constellation, related construction costs and our ongoing operations will be materially adversely impacted. We could default on our commitments to our satellite, launch, ground component and other third party vendors, possibly leading to termination of our second-generation construction contracts or other contracts some of which have substantial termination fees. We may also be required to reduce substantially our ongoing operations or discontinue operations all together. If we do not acquire and deploy our second generation constellation and/or discontinue operations, we may lose our FCC license, international spectrum rights and/or ATC authority in the United States. If we lose our FCC license, rights to international spectrum or ATC authority, we will lose the right to operate our business in those parts of the world and may not be able to continue as a going concern and would be required to sell our satellite business or assets in those areas of the world or cease operations all together.

        In addition, we may have difficulty maintaining existing relationships, or developing new relationships, with suppliers or vendors as a result of our financial condition. Our suppliers or vendors could choose to provide supplies or services to us on more stringent payment terms than those currently in place, such as by requiring advance payment or payment upon delivery of such supplies or services, which would have an adverse impact on our short-term cash flows. As a result, our ability to retain current customers, attract new customers and maintain contracts that are critical to our operations may be adversely affected.

        Finally, these events may result in defaults under our current financing arrangements which would permit acceleration of our indebtedness and exercise of remedies by our lenders.

        During the years ended December 31, 2008, 2007 and 2006, our principal sources of liquidity were:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(Dollars in millions)
Cash on-hand at beginning of period	$37.6	$43.7	$20.3
Proceeds from sale of Notes, net	$145.1	$—	$—
Capital contributions by Thermo net	$—	$—	$13.0
Borrowings under Thermo Funding credit agreement, net	$116.1	$50.0	$—
Purchase of common stock by Thermo Funding	$—	$152.7	$47.3
Proceeds of initial public offering, net	$—	$—	$116.6
Cash generated (used) by operations	$(30.6)	$(7.7)	$14.6

        We plan to fund our short-term liquidity requirements from the following sources:

  •
  cash from our revolving credit agreement with Thermo ($33.9 million was available on an uncommitted basis at December 31, 2008, of which we borrowed $7.8 million in 2009);

  •
  cash on hand ($12.4 million at December 31, 2008);

  •
  cash in our escrow account ($43.5 million at December 31, 2008), which will be used periodically to pay down our obligation to Thales Alenia Space or, if permitted, for operating purposes; and

  •
  the incurrence of additional indebtedness, additional equity financings or a combination thereof as described above.

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

        We plan to fund our long-term capital needs with additional debt or equity financings as described above, any available cash flow from operations in future periods, which we expect will be generated primarily from sales of our Simplex products and services, including our SPOT satellite messenger products and services, and potential ATC monetization strategies. See "Capital Expenditures" below and Item 1A. Risk Factors—"If we fail to obtain, on a timely basis, the additional financing necessary to fund the procurement and deployment of our second-generation constellation and other related construction costs and our ongoing operations, which are generating negative cash flows, we may not be able to continue as a going concern."

        Our liquidity and our ability to fund these needs and to make payments for principal and interest will depend on achieving substantial growth in revenues, having positive cash flows from operations, obtaining additional financing or access to our restricted cash for operating purposes or a combination thereof, which will be subject in part to general economic, financial, regulatory and other factors, including obtaining the consent of others, that are beyond our control, including our ability to achieve positive cash flow from operations despite the problems with our satellite constellation described elsewhere, the willingness of others to invest in us and trends in our industry and technology discussed elsewhere in this Report. In addition to these general and economic and industry factors, the principal factors affecting our cash flows will be our ability to continue to provide attractive and competitive services and products, successfully manage the degradation of our current satellite constellation until we can deploy our second-generation satellite constellation, increase our number of subscribers and retail average revenue per unit, control our costs, and maintain our margins and profitability. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs. In assessing our liquidity, our management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, the contractual rates that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.

Net Cash from (used in) Operating Activities

        Net cash used in operating activities for 2008 increased to a cash outflow of $30.6 million from an outflow of $7.7 million for 2007. This increase was due primarily to lower revenues, lower inventory turnover and higher operating expenses during 2008 as compared to 2007.

        Net cash provided by operating activities for 2007 decreased to a cash outflow of $7.7 million from a cash inflow of $14.6 million for 2006. This decrease was due primarily to lower revenues and lower inventory turnover during 2007 as compared to 2006.

Net Cash from (used in) Investing Activities

        Cash used in investing activities was $258.6 million for 2008, compared to $183.4 million in 2007. This increase was primarily the result of capital expenditures associated with construction expenses for our second-generation satellite constellation.

        Cash used in investing activities was $183.4 million for 2007, compared to $160.3 million in 2006. This increase was primarily the result of capital expenditures associated with construction expenses for our second-generation satellite constellation and the launches of our eight spare satellites in 2007.

Net Cash from Financing Activities

        Net cash provided by financing activities increased by $59.0 million to $252.5 million in 2008 from $193.5 million in 2007. The increase was primarily due to $116.1 million, net drawn on the credit agreement with Thermo Funding and the $145.1 million from the issuance of the Notes.

        Net cash provided by financing activities increased by $22.9 million to $193.5 million from $170.6 million for 2007 as compared to 2006. The increase was primarily the result of $152.7 million of equity purchased by Thermo Funding pursuant to its irrevocable standby stock purchase agreement and $50.0 million drawn on the revolving credit agreement with Thermo Funding offset by $116.6 million received as proceeds from our initial public offering in November, 2006 and $47.3 million received pursuant to Thermo Funding's irrevocable standby stock purchase agreement during 2006.

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

        In 2005, we commenced capital expenditures for the launch of our eight spare satellites in 2007. In 2008 and 2007, we incurred $0.1 million and $37.6 million (excluding capitalized interest and internal costs), respectively, related to the launch of our eight spare satellites. The total cost for the launch of the spare satellites was approximately $124.0 million exclusive of capitalized interest and internal costs. As of December 31, 2008, substantially all related payments had been made.

        In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation. The total contract price, including subsequent additions, is €670.3 million (approximately $931.1 million at a weighted average conversion rate of €1.00 = $1.3891 at December 31, 2008, including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately $347.5 million in related costs through December 31, 2008. At our request, Thales Alenia Space has presented to us a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.4 million to $18.9 million at €1.00 = $1.4097 at December 31, 2008). In 2007, we authorized the first two portions of this plan with an additional cost of €4.1 million ($5.9 million at €1.00 = $1.4499). We cannot provide assurance that the acceleration will occur.

        In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.2 million (approximately $13.1 million at a conversion rate of €1.00 = $1.4252) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have made payments in the amount of approximately €6.7 million (approximately $9.9 million) through December 31, 2008.

        In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $216.1 million. As of December 31, 2008, we have made payments in the aggregate amount of approximately $26.3 million associated with our launch services contract. The anticipated time period for the first four launches ranges from as early as the fourth quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule.

        On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. As of December 31, 2008, we have made payments in the aggregate amount of approximately $5.4 million associated with this contract. We expensed $1.8 million of these payments and capitalized $3.6 million as second-generation ground component.

        On October 8, 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway. The agreement represents the final significant ground network infrastructure component for our next-generation of advanced IP-based satellite voice and data services.

        The cost for the satellites, launches and gateway upgrades under these contracts with Thales Alenia Space, Hughes, Ericsson and our Launch Provider are included in the estimated $1.26 billion

(the majority of which is denominated in Euros at a weighted average conversion rate of €1.00=$1.3151 and excludes launch costs for the second 24 satellites, internal costs and capitalized interest) of capital expenditures which we currently anticipate will be required to procure and deploy our second-generation satellite constellation and related gateway upgrades. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of Common Stock to Thermo Funding under the irrevocable standby stock purchase agreement, the proceeds from our initial public offering, the net proceeds from the sale of the Notes and borrowings under our credit facility with Thermo Funding to fund the approximately $514.4 million (excluding internal costs and capitalized interest but including $43.5 million which is held in escrow pursuant to the contract for the procurement of our second-generation satellite constellation to secure our payment obligations under that contract) paid through December 31, 2008. We plan to fund the balance of the capital expenditures through cash generated by our operations, which has been and is currently negative, future debt financings, deferral of payments to certain of our vendors and additional issuance of equity or a combination of these potential sources. The extent of our need for external capital, which we expect to be substantial, will vary depending on the success of our SPOT satellite messenger product and services and other commercial factors. This funding may not be available to us on acceptable terms, or at all.

        The amount of actual and contractual capital expenditures related to the construction of the second-generation constellation and satellite operations control centers, ground component and related costs and the launch services contracts is presented in the table below (in millions):

Contract	Currency of Payment	Payments through December 31, 2008	2009	2010	2011	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€258.1	€92.1	€92.3	€80.5	€147.3	€670.3
Thales Alenia Satellite Operations Control Centers	EUR	€6.8	€2.4	€—	€—	€—	€9.2
Launch Services	USD	$26.3	$132.7	$57.1	$—	$—	$216.1
Hughes second-generation ground component	USD	$5.4	$19.6	$62.2	$13.6	$—	$100.8
Ericsson	USD	$—	$1.0	$5.9	$13.0	$2.8	$22.7

        The exchange rate at December 31, 2008 was €1.00 = $1.4097. The contractual future payments do not include the interest payable on vendor financing agreements related to the Arianespace and Hughes contracts. A portion of these above costs are not considered capitalizable and will be expensed. See "Quantitative and Qualitative Disclosures About Market Risk."

Cash Position and Indebtedness

        As of December 31, 2008, our total cash and cash equivalents were $12.4 million and we had total indebtedness of $295.1 million, compared to total cash and cash equivalents and total indebtedness at December 31, 2007 of $37.6 million and $50.0 million, respectively.

Convertible Debt

        On April 15, 2008, we entered into an Underwriting Agreement (the "Convertible Notes Underwriting Agreement") with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. (together, the "Convertible Notes Underwriters") relating to the sale by us of $135.0 million aggregate principal amount of Notes. Pursuant to the Convertible Notes Underwriting Agreement, we granted the Convertible Notes Underwriters a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Notes solely to cover over-allotments.

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

        The Notes were issued under a Senior Indenture, entered into and dated as of April 15, 2008 (the "Base Indenture"), between us and U.S. Bank, National Association, as trustee (the "Trustee"), supplemented by a First Supplemental Indenture with respect to the Notes, entered into and dated as of April 15, 2008 (the "Supplemental Indenture"), between us and the Trustee (the Base Indenture and the Supplemental Indenture, collectively, the "Indenture"). Also, pursuant to the Indenture, the Company, the Trustee and U.S. Bank, National Association, as escrow agent (the "Escrow Agent"), entered into a Pledge and Escrow Agreement dated as of April 15, 2008 (the "Pledge Agreement").

        In accordance with the Pledge Agreement, we placed approximately $25.5 million of the proceeds of the offering of the Notes in an escrow account with the Escrow Agent. The Escrow Agent invests funds in the escrow account in government securities and, if we do not elect to make the payments from other funds, the funds in the escrow account will be used to make the first six scheduled semi-annual interest payments on the Notes. Pursuant to the Pledge Agreement, we pledged our interest in this escrow account to the Trustee as security for these interest payments. At December 31, 2008, the balance in the escrow account was $14.4 million.

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

        Subject to certain exceptions set forth in the Indenture, the Notes are subject to repurchase for cash at the option of the holders of all or any portion of the Notes (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of our Common Stock, as further described in the Indenture.

        Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2028. Holders may convert their Notes into shares of Common Stock, subject to our option to deliver cash in lieu of all or a portion of the shares. The Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of the Notes, subject to adjustment in the manner set forth in the Supplemental Indenture. The conversion rate may not exceed 240.9638 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of Notes who convert their Notes prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the Notes being converted.

        In 2008, holders of $36.0 million aggregate principal amount of Notes, or 24% of the Notes originally issued, submitted notices of conversion to the trustee in order to convert their Notes into Common Stock. We also entered into agreements with holders of an additional $42.2 million aggregate principal amount of Notes, or 28% of the Notes originally issued, to exchange the Notes for a combination of Common Stock and cash. We have issued approximately 23.6 million shares of Common Stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders received an early conversion make whole amount of approximately

$9.3 million representing the next five semi-annual interest payments that would have become due on the converted Notes, which was paid from funds in the escrow account for the benefit of the holders of Notes. In the exchanges, Note holders received additional consideration in the form of cash payments or additional shares of Common Stock in the amount of approximately $1.1 million to induce exchanges. After these conversions and exchanges, approximately $71.8 million aggregate principal amount of Notes remained outstanding at December 31, 2008.

        Holders who convert their Notes in connection with certain events occurring on or prior to April 1, 2013 constituting a "make whole fundamental change" (as defined in Note 16 to the consolidated financial statements) will be entitled to an increase in the conversion rate as described in Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Report.

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

        Concurrently with the offering of the Notes, on April 10, 2008, we entered into a share lending agreement (the "Share Lending Agreement") with Merrill Lynch International (the "Borrower"), through Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Borrower (in such capacity, the "Borrowing Agent"), pursuant to which we agreed to lend up to 36,144,570 shares of Common Stock (the "Borrowed Shares") to the Borrower, subject to certain adjustments set forth in the Share Lending Agreement, for a period ending on the earliest of (i) the date we notify the Borrower in writing of its intention to terminate the Share Lending Agreement at any time after the entire principal amount of the Notes ceases to be outstanding and we have settled all payments or deliveries in respect of the Notes (as the settlement may be extended pursuant to market disruption events or otherwise pursuant to the Indenture), whether as a result of conversion, redemption, repurchase, cancellation, at maturity or otherwise, (ii) our written agreement with the Borrower to terminate, (iii) the occurrence of a Borrower default, at our option, and (iv) the occurrence of our default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to us. The only exception would be that, if pursuant to a merger, recapitalization or reorganization, the Borrowed Shares were exchanged for or converted into cash, securities or other property ("Reference Property"), the Borrower would return the Reference Property. Upon the conversion of Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to us. At our election, the Borrower may remit cash equal to the market value of the corresponding Borrowed Shares instead of returning to us the Borrowed Shares otherwise required by conversions of the Notes.

        On April 10, 2008, we entered into an underwriting agreement (the "Equity Underwriting Agreement") with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, we will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the "Equity Underwriter") with respect to the Borrowed Shares which were being offered to the public. The Borrowed Shares include an aggregate of approximately 32.0 million shares of Common Stock loaned by us to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting

Agreement, and an additional 4.2 million shares of Common Stock that, from time to time, may be borrowed from us by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The sale of the Borrowed Shares was registered under the S-3(33-149798). We used two prospectus supplements for the transaction, one for the sale of the convertible notes (and the underlying common stock) and the other for the sale of the Borrowed Shares. We filed the prospectus supplement for the sale of the Borrowed Shares pursuant to Rule 424(b) (3) on April 2, 2008 and pursuant to Rule 424(b) (5) on April 14, 2008. At December 31, 2008, approximately 24.2 million Borrowed Shares remained outstanding. The Borrower returned to us an additional 6.9 million Borrowed Shares in January 2009.

        We will not receive any proceeds from the sale of the Borrowed Shares pursuant to the Share Lending Agreement but will receive a nominal lending fee of $0.0001 per share for each share of Common Stock that we loan to the Borrower pursuant to the Share Lending Agreement. The Borrower will receive all of the proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement. At our election, the Borrower may remit to us cash equal to the market value of the corresponding Borrowed Shares instead of returning the Borrowed Shares to us as a result of conversions by Note holders.

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

        On December 18, 2008, we entered into Amendment No. 1 to Share Lending Agreement with the Borrower and the Borrowing Agent. Pursuant to Amendment No.1, we have the option to request the Borrower to deliver cash instead of returning borrowed shares of Company Common Stock upon any termination of loans at the Borrower's option, at the termination date of the Share Lending Agreement or when the outstanding loaned shares exceed the maximum number of shares permitted under the Share Lending Agreement. The consent of the Borrower is required for any cash settlement, which consent may not be unreasonably withheld, subject to the Borrower's determination of applicable legal, regulatory or self-regulatory requirements or other internal policies. Any loans settled in shares of Company Common Stock will be subject to a return fee based on the stock price as agreed by us and the Borrower. The return fee will not be less than $0.005 per share or exceed $0.05 per share.

        As a result of this amendment, we believe that, under generally accepted accounting principles in the United States as currently in effect, the approximately 24.2 million Borrowed Shares currently outstanding under the Share Lending Agreement will be considered outstanding for the purpose of computing and reporting our earnings per share. Prior to this amendment, the Borrowed Shares were not considered outstanding for the purpose of computing and reporting our earnings per share due to the substantial elimination of the economic dilution due to contractual provisions, that otherwise would have resulted from the issuance of the Borrowed Shares.

        We evaluated the various embedded derivatives within the Indenture for bifurcation from the Notes under the provisions of FASB's Statement of Financial Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), Emerging Issues Task Force Issue No. 01-6, "The Meaning of Indexed to a Company's Own Stock" ("EITF 01-6") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Based upon our detailed assessment, we concluded that these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the Notes or are indexed to our Common Stock and would be classified in stockholders' equity if freestanding or (ii) the fair value of the embedded derivatives was estimated to be immaterial.

Credit Agreement

        On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. On December 18, 2008, we entered into a First Amendment to Second Amended and Restated Credit Agreement with Thermo Funding, as lender and administrative agent, to increase the amount available to us under the revolving credit facility from $50 million to $100 million. We have also borrowed an aggregate of $100.0 million under the term loan facility of the credit agreement. In addition to the $200.0 million revolving and term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured, pari passu, basis in an aggregate amount of up to $250.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent. We have not sought commitments for these additional term loans. These additional term loans may be incurred only if no event of default then exists and if we are in pro-forma compliance with all of the financial covenants of the credit agreement.

        The credit agreement limits the amount of our capital expenditures, requires us to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after we place 24 of our second-generation satellites into service and at the end of each fiscal quarter thereafter, we must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. We were in compliance with these financial covenants at December 31, 2008. Additionally, the credit agreement limits our ability to make dividend payments and other distributions.

        All loans will mature on December 31, 2012. Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or the Federal Funds rate plus 3.25% to 3.75%. We had borrowings of $66.1 million under the revolving credit facility at December 31, 2008. The delayed draw term loan bears interest at either 5% plus the greater of the prime rate and the Federal Funds rate plus 0.5%, or LIBOR plus 6%. The delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. The loans may be prepaid without penalty at any time. On September 29, 2008, we and Thermo agreed that, effective May 26, 2008, all payment of interest on the debt would be deferred until 45 days after Thermo provides notice that the interest is then payable. Interest will accrue on this outstanding interest at the same rate as the underlying loan and be compounded on December 31, 2008 and annually thereafter.

        To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See "Note 14: Derivatives" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Upon the assumption of the credit agreement by Thermo Funding, the interest rate swap agreement was amended to require us to provide collateral in cash and securities equal to the negative value of the interest rate swap. On December 10, 2008, we terminated the interest rate swap agreement by making a payment of approximately $9.2 million. At December 31, 2007 and 2006, the negative value of the interest rate swap agreement was classified as a non-current liability.

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

Contractual Obligations and Commitments

        At December 31, 2008, we have a remaining commitment to purchase a total of $49.2 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM. We expect to fund this remaining commitment from our working capital, funds generated by our operations, and, if necessary, additional capital from the issuance of equity or debt or a combination thereof. On October 28, 2008, we and QUALCOMM amended our agreement to extend the term for 12 months and defer delivery of mobile phones and related equipment until 2011.

        Effective August 10, 2007 (the "Effective Date"), our board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of our Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under our 2006 Equity Incentive Plan to five executive officers (the "Participants"). Each Award Agreement provides that the recipient will receive awards of restricted Common Stock or restricted stock units, which upon vesting, each entitle him to one share of our Common Stock. Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new Award Agreements extend the vesting period by up to two years and provide for payment in shares of Common Stock instead of cash, thereby enabling us to conserve our cash for capital expenditures for the procurement and launch of our second-generation satellite constellation and related ground station upgrades. One of the original five Participants left our employ in January 2009 and agreed to provide consulting services through December 31, 2009. If he fulfills all the terms of the consulting agreement, he will receive all but $750,000 of the original compensation in accordance with a modified vesting schedule.

        On November 30, 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We have contracted separately with our Launch Provider for launch services and will do so for launch insurance for the satellites. The total contract price, including subsequent additions, will be approximately €670.3 million, (approximately $931.1 million at a weighted average conversion rate of €1.00 = $1.3891 at December 31, 2008 including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940), subject to reduction by approximately €28.0 million (approximately $41.2 million) if we elect to accelerate construction and delivery of the second batch of satellites. Of the €670.3 million, approximately €630.1 million ($875.3 million) will be paid for the design, development and manufacture of the satellites and approximately €40.2 million ($55.8 million) will be paid for launch and mission support services. We are also obligated to pay Thales Alenia Space up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Thales Alenia Space's achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. The approximately €12.4 million ($16.0 million) paid by us to Thales Alenia Space pursuant to an Authorization to Proceed dated October 5, 2006, as amended, was credited against payments to be made by us under the contract. We have established and maintain an escrow account with a commercial bank to secure our payment obligations under the contract, with the amount of the escrow account equal to approximately the next two quarterly payments required by the contract. The initial escrow deposit was €40.0 million. We and Thales Alenia Space entered into the escrow agreement on December 21, 2006. We obtained the consent of our lenders to establish the escrow account. Payments under the contract began in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless we elect to accelerate the delivery of the second batch of satellites. The contract requires Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless we elect to accelerate deliveries. If we elect to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. We have made payments in the amount of approximately €258.1 million (approximately $347.5 million) through December 31, 2008 under this contract. At our request, Thales Alenia Space has presented a four-part sequential plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.4 million to $18.9 million at €1.00 = $1.4097 at December 31, 2008). In 2007, we authorized the first two portions of this plan with an additional cost of €4.1 million ($5.9 million at €1.00 = $1.4499). We cannot provide assurance that the acceleration will occur.

        In March, 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.2 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4252) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have the option to terminate the contract if excusable delays affecting Thales Alenia Space's ability to perform the contract total six consecutive months or at its convenience. If we terminate the contract, we must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within sixty days of the due date, we will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling us to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions. We have made payments in the amount of approximately €6.7 million (approximately $9.9 million) through December 31, 2008.

        On September 5, 2007, we entered into a contract with Arianespace (our "Launch Provider") for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $216.1 million. The cost for the launch of the first 24 satellites under this contract is included in the estimated $1.26 billion (at a weighted average conversion rate of €1.00=$1.3151) to procure and deploy our second-generation satellite constellation and related gateway upgrades. The anticipated time period for the first four launches ranges from as early as the fourth quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule. On July 5, 2008, we amended our agreement with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8.5% to 12% and become payable one month before the corresponding launch date. As of December 31, 2008, we have incurred $26.3 million associated with the launch services contract.

        On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. As of December 31, 2008, we have made payments in the amount of approximately $5.4 million associated with this contract. We expensed $1.8 million of these payments and capitalized $3.6 million as second-generation ground component.

        On October 8, 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway. The agreement represents the final significant ground network infrastructure component for our next-generation of advanced IP-based satellite voice and data services.

        Long-term obligations at December 31, 2008, assuming borrowing of the entire $200.0 million under our credit agreement, are as follows:

Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Long-term debt obligations(1)(2)	$—	$200.0	$71.8	$—	$271.8
Operating lease obligations	1.4	2.3	0.8	0.1	4.6
Purchase obligations(3)	303.9	590.4	94.2	—	988.5
Pension obligations	0.4	2.6	1.8	—	4.8

Total	$305.7	$795.3	$168.6	$0.1	$1,269.7

Payments due by period:

(1)
Does not include interest on debt obligations. Approximately $200.0 million of our debt bears interest at a floating rate and, accordingly, we are unable to predict interest costs in future years. In addition, future interest costs will depend on the outstanding balance from time to time of the revolving credit facility under our credit agreement and the date on which we borrow the delayed draw term loan. See "Credit Agreement" above.

(2)
All of the indebtedness under our credit agreement may be accelerated by the lender upon an event of default. See "—Liquidity and Capital Resources—Credit Agreement." Events of default under the credit agreement include default under certain covenants.

(3)
The purchase obligations for the construction of 48 low-earth satellites and the Control Network facility are converted to U.S. dollars using an exchange rate of €1.00 = $1.4097.

Off-Balance Sheet Transactions

        We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

        See "Note 2: Summary of Accounting Policies" of the Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our services and products are sold, distributed or available in over 120 countries. Our international sales are made primarily in U.S. dollars, Canadian dollars, Brazilian reais and Euros. In some cases insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. However, our credit agreement requires us to do so on terms reasonably acceptable to the administrative agent not later than 90 days after the end of any quarter in which more than 25% of our revenue is originally denominated in a single currency other than U.S. or Canadian dollars.

        As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments," we have entered into two separate contracts with Thales Alenia Space to construct 48 low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services, and to construct the Satellite Operations Control Centers, Telemetry Command Units

and In-Orbit Test Equipment for our second-generation satellite constellation. A substantial majority of the payments under the Thales Alenia Space agreements, are denominated in Euros.

        Our interest rate risk arises from our variable rate debt under our credit agreement, under which loans bear interest at a floating rate based on the U.S. prime rate or LIBOR. Assuming that we borrowed the entire $200.0 million in revolving and term debt available under our credit agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $2.0 million annually.

        Our exposure to fluctuations in currency exchange rates has increased significantly as a result of contracts for the construction of our second- generation constellation satellite and the related control network facility, which are primarily payable in Euros. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance related to these contracts of approximately €414.7 million on December 31, 2008, would result in $5.9 million of additional payments. See "Note 4: Property and Equipment" of the Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Globalstar, Inc.

        We have audited the accompanying consolidated balance sheets of Globalstar, Inc. ("Globalstar") as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Globalstar's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globalstar's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Globalstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The accompanying financial statements have been prepared assuming that Globalstar will continue as a going concern. As discussed in Note 1 to the financial statements, Globalstar has suffered recurring losses from operations and has a liquidity deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 8 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ CROWE HORWATH LLP

Oak Brook, Illinois
March 31, 2009

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,357	$37,554
Accounts receivable, net of allowance of $5,205 (2008), and $4,177 (2007)	10,075	12,399
Inventory	55,105	54,939
Advances for inventory	9,314	9,769
Deferred tax assets	—	1,257
Prepaid expenses and other current assets	5,565	3,262

Total current assets	92,416	119,180

Property and equipment, net	636,362	290,103
Other assets:
Restricted cash	57,884	80,871
Deferred tax assets	—	20,303
Other assets, net	16,376	2,518

Total assets	$803,038	$512,975

LIABILITIES AND OWNERSHIP EQUITY
Current liabilities:
Accounts payable	$28,370	$8,400
Accrued expenses	29,998	17,650
Payables to affiliates	3,344	1,487
Deferred revenue	19,354	19,396
Current portion of long term debt	33,575	—

Total current liabilities	114,641	46,933

Borrowings under revolving credit facility	66,050	50,000
Long term debt	195,429	—
Employee benefit obligations, net of current portion	4,782	1,779
Other non-current liabilities	13,713	8,719

Total non-current liabilities	279,974	60,498

Ownership equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized, issued and outstanding—none	—	—
Common stock, $0.0001 par value; 800,000 shares authorized, 136,606 and 83,693 shares issued and outstanding at December 31, 2008 and 2007, respectively	14	8
Additional paid-in capital	488,343	407,743
Accumulated other comprehensive income (loss)	(6,304)	3,411
Retained deficit	(73,630)	(5,618)

Total ownership equity	408,423	405,544

Total liabilities and ownership equity	$803,038	$512,975

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Service revenue	$61,794	$78,313	$92,037
Subscriber equipment sales	24,261	20,085	44,634

Total revenue	86,055	98,398	136,671

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	37,132	27,775	28,091
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	17,921	13,863	40,396
Cost of subscriber equipment sales—impairment of assets	405	19,109	1,943

Total cost of subscriber equipment sales	18,326	32,972	42,339
Marketing, general, and administrative	61,351	49,146	43,899
Depreciation and amortization	26,956	13,137	6,679

Total operating expenses	143,765	123,030	121,008

Operating income (loss)	(57,710)	(24,632)	15,663

Other income (expense):
Interest income	4,713	3,170	1,172
Interest expense	(6,779)	(9,023)	(587)
Interest rate derivative loss	(3,259)	(3,232)	(2,716)
Other income (expense)	(4,497)	8,656	(3,980)

Total other income (expense)	(9,822)	(429)	(6,111)

Income (loss) before income taxes	(67,532)	(25,061)	9,552
Income tax expense (benefit)	480	2,864	(14,071)

Net income (loss)	$(68,012)	$(27,925)	$23,623

Earnings (loss) per common share:
Basic	$(0.79)	$(0.36)	$0.37
Diluted	(0.79)	(0.36)	0.37
Weighted-average shares outstanding:
Basic	86,405	77,169	63,710
Diluted	86,405	77,169	64,076

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(68,012)	$(27,925)	$23,623
Other comprehensive income (loss):
Minimum pension liability adjustment	(3,516)	402	524
Net foreign currency translation adjustment	(6,199)	4,175	194

Total comprehensive income (loss)	$(77,727)	$(23,348)	$24,341

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OWNERSHIP EQUITY

(In thousands)

	Member Interest Units Common Shares	Common Stock Amount	Additional Paid-In Capital	Member Interests Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balances—December 31, 2005	61,856	$—	$—	$73,314	$(1,884)	$—	$71,430
Member interests Series A—18,442
Member interests Series B—4,154
Member interests Series C—39,259
Recapitalization	—	6	73,308	(73,314)	—	—	—
Issuance of common stock upon initial public offering, net of related offering costs of $10,854	7,500	1	116,645	—	—	—	116,646
Issuance of common stock in relation to the GAT acquisition	4	—	249	—	—	—	249
Conversion of Redeemable common stock related to GAT settlement	15	—	—	—	—	—	—
Issuance of restricted stock awards and recognition of stock-based compensation	242	—	1,185	—	—	—	1,185
Distribution payable to member	—	—	—	—	—	(686)	(686)
Contribution of services	—	—	189	—	—	—	189
Issuance of common stock in connection with Thermo agreement	2,928	—	47,343	—	—	—	47,343
Other comprehensive income	—	—	—	—	718	—	718
Net income	—	—	—	—	—	23,623	23,623

Balances—December 31, 2006	72,545	7	238,919	—	(1,166)	22,937	260,697
Issuance of common stock in connection with Thermo agreement	9,443	1	152,656	—	—	—	152,657
Issuance of restricted stock awards and recognition of stock-based compensation	1,179	—	10,430	—	—	—	10,430
Issuance of common stock related to GAT settlement (including interest)	154	—	123	—	—	—	123
Issuance of common stock related to GdeV acquisition	25	—	246	—	—	—	246
Contribution of services	—	—	420	—	—	—	420
Conversion of redeemable common stock related to GAT settlement	347	—	4,949	—	—	—	4,949
Adoption of FIN 48	—	—	—	—	—	(630)	(630)
Other comprehensive income	—	—	—	—	4,577	—	4,577
Net loss	—	—	—	—	—	(27,925)	(27,925)

Balances—December 31, 2007	83,693	8	407,743	—	3,411	(5,618)	405,544

Issuance of restricted stock awards and recognition of stock-based compensation	2,051	—	12,608	—	—	—	12,608
Conversion of Notes, net of tax effect of $19,649	25,811	3	61,023	—	—	—	61,026
Issuance of common stock in relation to Brazil acquisition	883	—	6,000	—	—	—	6,000
Contribution of services	—	—	449	—	—	—	449
Issuance of common stock under the Share Loan Facility, net	24,168	3	520	—	—	—	523
Other comprehensive loss	—	—	—	—	(9,715)	—	(9,715)
Net loss	—	—	—	—	—	(68,012)	(68,012)

Balances—December 31, 2008	136,606	$14	$488,343	$—	$(6,304)	$(73,630)	$408,423

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(68,012)	$(27,925)	$23,623
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes	1,332	(554)	(17,720)
Depreciation and amortization	26,956	13,137	6,679
Interest rate derivative loss	3,259	3,232	2,716
Stock-based compensation expense	12,482	9,570	1,185
Loss on disposal of fixed assets	113	198	51
Provision for bad debts	1,818	1,774	2,191
Interest income on restricted cash	(4,015)	(2,310)	—
Contribution of services	449	420	189
Equity losses in investee	249	—	—
Amortization of deferred financing costs	2,913	8,109	294
Impairment of assets	405	19,109	1,943
Non-cash expenses related to debt conversion	508	—	—
Interest on Note Payable	—	—	52
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(128)	6,416	1,109
Inventory	(12,416)	(36,445)	(18,090)
Advances for inventory	(1,695)	7,912	(2,084)
Prepaid expenses and other current assets	2,137	(971)	(46)
Other assets	(760)	(44)	(1,242)
Receivables from affiliates	—	—	(43)
Accounts payable	6,825	2,494	(746)
Payables to affiliates	2,261	(5,075)	3,160
Accrued expenses and employee benefit obligations	(5,123)	(2,503)	2,277
Other non-current liabilities	(965)	(503)	195
Deferred revenue	822	(3,710)	8,878

Net cash from (used in) operating activities	(30,585)	(7,669)	14,571

Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(268,433)	(165,377)	(103,185)
Second-generation ground	(5,697)	—	—
Property and equipment additions	(11,956)	(4,612)	(4,359)
Proceeds from sale of property and equipment	141	263	—
Payment for intangible assets	—	(1,657)	(191)
Investment in businesses	(2,620)	—	—
Cash acquired on purchase of subsidiary	1,839	—	—
Restricted cash	28,145	(11,995)	(52,581)

Net cash used in investing activities	(258,581)	(183,378)	(160,316)

Cash flows from financing activities:
Net proceeds from initial public offering	—	—	116,646
Proceeds from Thermo under the irrevocable standby stock purchase agreement	—	152,657	47,343
Borrowings from long term debt	100,000	—	—
Proceeds from revolving credit loan, net	16,050	50,000	—
Borrowings from long-term convertible senior notes	150,000	—	—
Proceeds from subscription receivable	—	—	13,000
Payments on notes payable	—	(477)	(195)
Deferred financing cost payments	(4,893)	(2,503)	(5,507)
Distribution to affiliate	—	—	(686)
Payments related to interest rate swap derivative margin account	(9,144)	(6,188)	—
Issuance of Common Stock	520	—	—

Net cash from financing activities	252,533	193,489	170,601

Effect of exchange rate changes on cash	11,436	(8,586)	(1,428)

Net increase (decrease) in cash and cash equivalents	(25,197)	(6,144)	23,428
Cash and cash equivalents, beginning of period	37,554	43,698	20,270

Cash and cash equivalents, end of period	$12,357	$37,554	$43,698

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$15,987	$3,526	$1,271
Income taxes	$1,001	$173	$2,701
Supplemental disclosure of non-cash financing and investing activities:
Accrued launch costs and second-generation satellites costs	$14,762	$3,583	$7,944
Capitalization of interest for spare and second-generation satellites and launch costs	$15,964	$196	$884
Vendor financing of second-generation Globalstar System	$57,200	—	—
Non-cash capitalization of interest expense	$1,970	—	—
Conversion of Convertible Senior Notes into Common Stock	$78,196	—	—
Issuance of redeemable common stock in conjunction with acquisition	—	—	$4,949
Conversion of redeemable common stock to common stock	—	$(4,949)	—
Issuance of stock in relation to GdeV acquisition	—	$246	—

See notes to consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

        Globalstar, Inc. ("Globalstar" or the "Company") was formed as a Delaware limited liability company in November 2003, and was converted into a Delaware corporation on March 17, 2006.

        Globalstar is a leading provider of mobile voice and data communications services via satellite. Globalstar's network, originally owned by Globalstar, L.P. ("Old Globalstar"), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications ("Loral") and QUALCOMM Incorporated ("QUALCOMM"). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners L.L.C. ("Thermo") became Globalstar's principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar. Thermo remains Globalstar's largest stockholder. Globalstar's Chairman and Chief Executive Officer controls Thermo and its affiliates. Two other members of Globalstar's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Going Concern

        The Company's registered public accounting firm's audit report on its consolidated financial statements as of December 31, 2008, and for the year then ended includes a "going concern" explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The "going concern" explanatory paragraph reflects substantial doubt about the Company's ability to obtain in a timely manner the necessary financing to complete the procurement and deployment of its second-generation satellite constellation and to support its current operations. Due to the worldwide economic crisis and the tight credit market, obtaining suitable financing remains challenging. The Company is pursuing a number of options involving issuance of debt, equity or both to obtain the required funding as well as seeking to reduce its internal costs and aggressively grow its revenues. The Company cannot assure you that sufficient additional financing will be obtained on acceptable terms, if at all. If the Company fails to obtain sufficient additional financing, the construction of its second-generation satellite constellation, related construction costs and its ongoing operations will be materially adversely impacted. The Company's consolidated financial statements are prepared assuming it is able to continue as a going concern. See Note 18 for management's plans to address the going concern issues presented above.

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

Restricted Cash

        Restricted cash is comprised of funds held in escrow by two financial institutions to secure the Company's payment obligations related to its contract for the construction of its second-generation satellite constellation and the remaining scheduled semi-annual interest payments on the Notes through April 1, 2011. On December 31, 2007, restricted cash also included cash equal to the negative value of the interest rate swap agreement. On December 10, 2008, the Company terminated its interest swap agreement.

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

Accounts Receivable

        Accounts receivable are uncollateralized, without interest and consist primarily of on-going service revenue and equipment receivables. The Company performs on-going credit evaluations of its customers and records specific allowances for bad debts based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Accounts receivable are considered past due in accordance with the contractual terms of the arrangements. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$4,177	$3,609	$1,774
Provision, net of recoveries	1,818	1,774	2,191
Write-offs	(790)	(1,206)	(356)

Balance at end of period	$5,205	$4,177	$3,609

Inventory

        Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method which determines the acquisition cost on a FIFO basis. Inventory allowances are recorded for inventories with a lower market value or which are slow moving. Unsaleable inventory is written off. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $0.4 million, $19.1 million and $1.9 million, respectively, in impairment charges on its inventory representing a write-down of its first generation phone and accessory inventory, respectively. This charge was recognized after assessment of the Company's inventory quantities and its recent and projected equipment sales.

Property and Equipment

        Property and equipment is stated at acquisition cost, less accumulated depreciation and impairment. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System:
Space component	Up to periods of 9 years from commencement of service
Ground component	Up to periods of 9 years from commencement of service
Furniture, fixtures & equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or the estimated useful lives of the improvements, generally 5 years

        Effective October 1, 2006, the Company reduced the estimated remaining lives for the Globalstar System assets from 39 months to 27 months due to the uncertainties about their remaining useful lives.

        The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites, including in-orbit spare satellites (the "Space Component"), and primary and backup control centers and gateways (the "Ground Component").

        The Company records losses from the in-orbit failure of a satellite in the period it is determined that the satellite is not recoverable.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company reviews the carrying value of the Globalstar System for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Component and Ground Component may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

        The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites, including satellites put into service which were previously recorded as spare satellites and held as ground spares until the Company launched four satellites each in May and October 2007. The spare satellites and associated launch costs included costs that were considered construction-in-progress and were transferred to Globalstar System when placed into service. The Company began depreciating costs for each particular satellite over an estimated life of eight years from the date it was placed into service.

Investments

        The Company accounts for its non-marketable equity investments using either the cost or equity method of accounting and includes such investments in other assets. The Company records non-marketable equity investments under the equity method if it has the ability to exercise significant influence, but not control of, the investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, the Company states investments at initial cost and adjusts the cost for subsequent additional investments and the Company's proportionate share of earnings or losses and distributions. The Company records its share of investee earnings or losses in other income (expense), after elimination of inter-company transactions, in the accompanying consolidated statements of income (loss). For the years ended December 31, 2008, 2007 and 2006, the equity losses in investees included in other income (loss) were $0.2 million, $0 and $0, respectively. At December 31, 2008 and 2007, the Company's investments accounted for under the equity method of accounting, were $0.8 million and $0.4 million, respectively. If the Company does not have ability to exercise significant influence over the investee, the non-marketable equity investment is recorded at cost. At December 31, 2008 and 2007, the Company's did not have any investments accounted for under the cost method.

        The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. If the estimated fair value is less than the carrying value and the Company considers the decline in value to be other than temporary, the Company recognizes the excess of the carrying value over the estimated fair value in the financial statements as an impairment.

Deferred Financing Costs

        These costs represent costs incurred in obtaining long-term debt, credit facilities and long term convertible senior notes. These costs are classified as long-term other assets and are amortized as additional interest expense over the term of the corresponding debt, credit facilities or the first put option date for the long term convertible notes. As of December 31, 2008 and 2007, the Company had net deferred financing costs of $2.1 million and $0.1 million, respectively. The Company incurred an additional $4.9 million in financing costs during 2008. Approximately $2.9 million and $8.1 million of

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred financing costs were recorded as interest expense for the years ended December 31, 2008 and 2007, respectively. In December 2007, upon assignment of the amended and restated credit agreement with Wachovia Investment Holdings, LLC, as the administrative agent, to Thermo Funding Company LLC, the Company expensed all costs associated with the credit agreement to interest expense. Upon conversions of the long term convertible notes, the unamortized portion of the corresponding deferred financing costs were recognized as interest expense.

Asset Retirement Obligation

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," the Company capitalized, as part of the carrying amount, the estimated costs associated with the retirement of five gateways owned by the Company. As of December 31, 2008 and 2007, the Company had accrued approximately $720,000 and $710,000, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company's obligation under leases to remove the gateway equipment and restore the sites to their original condition.

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

        The Company also provides certain engineering services to assist customers in developing new technologies related to our system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred. The Company records revenues and costs associated with long term engineering contracts on the percentage-of-completion method of accounting. During 2008, 2007 and 2006, the Company recorded engineering services revenues of

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$1.3 million, $2.5 million and $2.1 million, respectively, and related costs of $0.2 million, $0.7 million and $1.4 million, respectively.

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

        The Company introduced annual plans (sometimes called Liberty plans) in August 2004 and broadened their availability during the second quarter of 2005. These plans grew substantially in 2005 and 2006. These plans require users to pre-pay usage charges for the entire plan period, generally 12 months, which results in the deferral of certain of the Company's revenues. Under its revenue recognition policy for annual plans, the Company defers revenue until the earlier of when the minutes are used or when these minutes expire. Any unused minutes are recognized as revenue at the expiration of a plan. Most of the Company's customers have not used all the minutes that are available to them which has caused the Company to defer large amounts of service revenue. At December 31, 2008 and 2007, the Company's deferred revenue aggregated approximately $20.6 million (of which $1.3 million was included in non-current liabilities) and $20.4 million (of which $1.0 million was included in non-current liabilities), respectively. Accordingly, significant revenues from 2007 purchases of annual plans were recognized during 2008 as the minutes were used or expired.

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

        The Company sells SPOT satellite messenger services as annual plans and bills the customer at the time the customer activates the service. The Company defers revenue on such annual service plans upon activation and recognizes it ratably over service term.

        Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and SPOT satellite messenger product. The Company recognizes revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

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

        The Company does not record sales and use tax and other taxes collected from its customers in revenue.

Research and Development Expenses

        Research and development costs were $3.2 million, $2.9 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are expensed as incurred as cost of services.

Advertising Expenses

        Advertising expenses were $5.4 million, $1.5 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are expensed as incurred as part of marketing, general and administrative expenses.

Foreign Currency

        Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average exchange rates in effect during each period. For the years ended December 31, 2008, 2007 and 2006, the foreign currency translation adjustments were $(6.2) million, $4.2 million and $0.2 million, respectively.

        Foreign currency transaction gains and (losses) are included in net income. Foreign currency transaction gains (losses) were $(4.5) million, $8.2 million and $(4.0) million for the years ended December 31, 2008, 2007 and 2006, respectively. These were classified as other income or expense on the statement of operations.

Income Taxes

        Until January 1, 2006, Globalstar was treated as a partnership for U.S. tax purposes (Notes 8 and 13). Generally, taxable income or loss, deductions and credits of the Company were passed through to its members. Effective January 1, 2006, Globalstar and its U.S. operating subsidiaries elected to be taxed as a corporation in the United States and began accounting for these entities under SFAS 109. Prior to January 1, 2006, Globalstar did have some corporate subsidiaries that require a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." As of December 31, 2008 and 2007, the corporate subsidiaries had gross deferred tax assets of approximately $137.4 million and $144.0 million, respectively. The Company established a valuation reserve of $137.4 million and $122.4 million as of December 31, 2008 and 2007, respectively, due to the Company's concern over it being more likely than not that it may not utilize those deferred tax assets. On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). See Note 8 to the consolidated financial statements for the impact of this adoption on the Company's financial statements.

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

Derivative Instruments

        The Company had utilized derivative instruments in the form of an interest rate swap agreement and from time to time, a forward contract for purchasing foreign currency to minimize its risk from interest rate fluctuations related to its variable rate credit agreement and minimize its risk from fluctuations related to the foreign currency exchange rates, respectively. The interest rate swap agreement and the forward foreign contract were used to manage risk and were not used for trading or other speculative purposes. Derivative instruments were recorded in the balance sheet as either assets or liabilities, measured at fair value. The interest rate swap agreement and the forward foreign currency contract did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement and the forward foreign currency contract were recognized as "Interest rate derivative loss" and "Other income," respectively, over the life of the agreements. The Company terminated the interest rate swap agreement on December 10, 2008, by making a payment of approximately $9.2 million.

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

        The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Income (Numerator)	Weighted- Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted- Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive (loss) per common share
Net loss	$(68,012)	86,405	$(0.79)	$(27,925)	77,169	$(0.36)

	Year Ended December 31, 2006
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic earnings per common share
Net income	$23,623	63,710	$0.37
Effect of Dilutive Securities
Stock options to director	—	99
GAT acquisition	—	267

Diluted earnings per common share	$23,623	64,076	$0.37

        For the year ended December 31, 2008 and 2007, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive. Restricted stock awards and restricted stock units representing approximately 222,000 shares were excluded from the computation of diluted shares outstanding for the year ended December 31, 2006 as their inclusion would have been anti-dilutive.

        Shares issued under the Share Lending Agreement (24.2 million shares at December 31, 2008) are included in the computation of earnings per share. See Note 13.

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 initially was to be effective for the Company on January 1, 2008. However, on February 12, 2008, the FASB approved FASB Staff Position ("FSP") FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement No. 157 to fiscal years beginning after November 15,

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2008, and interim periods within those fiscal years, for items within the scope of this FSP. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to establishing guidelines for measuring fair value of financial assets and liabilities and non-financial assets and non-financial liabilities that are recognized at fair value on a recurring basis. This adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008, the Company adopted SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires a company to convey better the purpose of derivative use in terms of the risks that it is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS No. 161 to have a material impact, if any, on the Company's financial position, results of operations, or cash flows.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. The Statement becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of FSP APB 14-1 on its financial position, results of operations and cash flows.

        In December 2008, the FASB issued FSP 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the Company's investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for the Company for fiscal year 2009.

3. ACQUISITIONS

Globalstar de Venezuela, C.A. ("GdeV")

        Pursuant to Globalstar's continuing consolidation strategy and to enhance its presence in South America, on February 4, 2005, GdeV, an indirect (through Globalstar Canada Satellite Company "GCSC") subsidiary of Globalstar, executed a series of agreements to acquire the mobile satellite services business assets of TE.SA.M. de Venezuela, C.A. ("TESAM"), the Globalstar service provider in Venezuela, at a cost of $1.6 million. This asset purchase was completed in two stages. The first stage, which transferred certain non-regulated assets, including the land where the Venezuelan gateway is located, was completed upon the execution of the agreements.

        The second stage of the transaction, which transferred regulated assets including the gateway equipment, was completed after the Venezuelan regulatory consents were obtained in 2007. Management determined that operational control passed to New Globalstar with the completion of the first stage of the transaction in February 2005. Pursuant to the purchase agreements, GdeV paid approximately $342,000 upon execution of the agreements. The $1,250,000 balance of the purchase price is payable in sixteen quarterly installments of $78,125 (interest imputed at 7.0% resulting in a discount of approximately $250,000). Only the first two of these sixteen quarterly installments were required in advance of Venezuelan regulatory approvals. Principal and interest payments made in 2007 were $820,000. In exchange for the principal amounts outstanding of approximately $246,000, the Company issued approximately 25,471 shares of its Common Stock in December 2007. As of December 31, 2008 and 2007, there were no outstanding amounts associated with this acquisition.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The following table summarizes the Company's allocation of the estimated values of the assets acquired and liabilities assumed in the acquisition (in thousands):

February 4, 2005
Current assets	$82
Property and equipment	1,314

Total assets acquired	1,396

Current liabilities	367
Long-term debt	687

Total liabilities assumed	1,054

Net assets acquired	$342

        The Company has included the results of operations of GdeV in its consolidated financial statements from the date of acquisition.

Globalstar Americas Telecommunications, Ltd

        Effective January 1, 2006, the Company consummated an agreement dated December 30, 2005 to purchase all of the issued and outstanding stock of the Globalstar Americas Holding ("GAH"), Globalstar Americas Telecommunications ("GAT"), and Astral Technologies Investment Limited ("Astral"), collectively, the "GA Companies." The GA Companies owned assets, contract rights, and licenses necessary and sufficient to operate a satellite communications business in Panama, Nicaragua, Honduras, El Salvador, Guatemala, and Belize (collectively, the "Territory"). The Company believes the purchase of the GA Companies will further enhance Globalstar's presence and coverage in Central America and consolidation efforts. The purchase price for the GA Companies was $5,250,500 payable substantially 100% in Globalstar Common Stock. Additionally, the Company had a $1.0 million receivable from GA Companies as of the acquisition date that was treated as a component to the total purchase price. At the time of closing of the purchase of the GA Companies, the selling stockholders received 91,986 membership units, which subsequently were converted into the same number of shares of Common Stock of the Company.

        Under the terms of the acquisition agreement, the Company was obligated either to redeem the original stock issued to the selling stockholders in January 2006 for $5.2 million in cash or to pay the selling stockholders, in cash or in stock, the difference between $5.2 million and the market value of that stock multiplied by the 5-day average closing price of the Company stock for the period ending November 22, 2006. In accordance with the supplemental agreement dated December 21, 2006 with certain selling stockholders, the Company elected to make payment in Common Stock and issued approximately 259,845 shares of additional Common Stock to certain selling stockholders. Under this supplemental agreement this stock was valued at approximately $3.7 million. However, it was not registered and therefore was not marketable. Accordingly, this supplemental agreement also provided that, in order to compensate the selling stockholders for the inability to sell these shares, every month the Company paid interest on $3.7 million at the monthly New York prime rate until these shares become marketable, but not later than December 31, 2007. In accordance with the supplemental agreement, if the market value of the approximately 259,845 shares issued was less than $3.7 million at the time of registration or December 22, 2007, whichever was sooner, the Company was required to

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

pay to these selling shareholders the difference between the market value and $3.7 million. On December 17, 2007, the Company issued 153,916 shares of the Common Stock valued at approximately $1.5 million at a price of $9.675 per share as compensation to satisfy the shortfall in the value of shares issued as well as in lieu of cash interest for 2007.

        As of December 31, 2008 and 2007, no shares of redeemable Common Stock were outstanding, respectively.

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

Globalstar do Brazil

        On March 25, 2008, the Company completed its acquisition of an independent gateway operator that owns and operates three gateway ground stations in Brazil. Pursuant to the terms of the acquisition, the Company acquired all of the outstanding equity of the independent gateway operator for $6.5 million, including $6.0 million payable in Common Stock of the Company and $0.6 million in release of service fees owed to the Company by the independent gateway operator. The Company also incurred transaction costs of $0.3 million. Earlier in 2008, the Company received the necessary Agencia Nacional de Telecomunicacoes (ANATEL) regulatory approval. The acquisition allows the Company to expand its coverage in South America and engage in discussions with potential partners to provide ancillary terrestrial component or ATC-type services in Brazil.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The following table summarizes the Company's preliminary allocation of the estimated values of the assets acquired and liabilities assumed in the acquisition (in thousands):

March 25, 2008
Current assets	$8,257
Property and equipment	8,252
Long-term assets	12,337

Total assets acquired	28,846

Current liabilities	7,684
Long-term liabilities	14,205

Total liabilities assumed	21,889

Net assets acquired	$6,957

        The Company has included results of operations of Globalstar do Brazil in its consolidated financial statements from the date of acquisition. The Company's unaudited pro forma results of operations assuming the transaction had been completed on January 1, 2008 with comparative figures for the year ended December 31, 2007 are presented in the table below.

	Year Ended December 31,
	2008	2007
	(In thousands–unaudited)
Revenues	$87,771	$105,863
Operating Expenses	145,665	127,738

Operating Loss	$(57,894)	$(21,875)

Net Loss	$(68,196)	$(28,580)

Basic loss per share	$(0.79)	$(0.37)
Diluted loss per share	$(0.79)	$(0.37)

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Globalstar System:
Space component	$132,982	$85,142
Ground component	26,154	21,530
Second-generation satellites and related launch costs	499,566	147,998
Second-generation ground component	11,062	—
Spare satellites and related launch costs	—	47,848
Furniture and office equipment	16,872	14,417
Land and buildings	3,810	2,478
Leasehold improvements	687	717
Construction in progress	958	1,132

	692,091	321,262
Accumulated depreciation	(55,729)	(31,159)

	$636,362	$290,103

        Property and equipment consists of an in-orbit satellite constellation, ground equipment, spare satellites and related launch costs, second-generation satellites and related launch costs, second-generation ground component and support equipment located in various countries around the world.

        On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price, including subsequent additions, is approximately €670.3 million (approximately $931.1 million at a weighted average conversion rate of €1.00 = $1.3891 at December 31, 2008) including approximately €146.8 million which was paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At December 31, 2008, $43.5 million was held in escrow to secure the Company's payment obligations related to its contract for the construction of its second-generation satellite constellation. Funds that the Company deposits into the escrow account to support this contract will be used to make payments under this contract in the future. At the Company's request, Thales Alenia Space has presented a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration will range from approximately €6.7 million to €13.4 million ($9.4 million to $18.9 million at €1.00 = $1.4097 at December 31, 2008). In 2007, the Company authorized the first two portions of the Thales' four-part sequential plan with an additional cost of €4.1 million (approximately $5.9 million at €1.00 = $1.4499). The Company cannot provide assurance that the remaining acceleration will occur.

        In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the "Control Network Facility") for the Company's second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.2 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4252) consisting of €

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT (Continued)

4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space's ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

        On September 5, 2007, the Company and Arianespace (the "Launch Provider") entered into an agreement for the launch of the Company's second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider will make four launches of six satellites each, and the Company has the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $216.1 million. On July 5, 2008, the Company amended its agreement with its Launch Provider for the launch of the Company's second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8.5% to 12% and become payable one month before the corresponding launch date. The launch window for the first four launches ranges from the fourth quarter of 2009 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by the Company or the Launch Provider may result in adjustments to the payment schedule.

        To augment its existing satellite constellation, the Company successfully launched eight spare satellites in two separate launches of four satellites each on May 29, 2007 and October 21, 2007. The Company no longer has any spare satellites remaining to be launched. All of the eight spare satellites had been placed into service and were handling call traffic as of June 30, 2008.

        On May 14, 2008, the Company and Hughes Network Systems, LLC ("Hughes") entered into an agreement under which Hughes will design, supply and implement the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of the Company's satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The RANs, when completed, will be covered by a limited one-year warranty, with an option for the Company to extend the warranty. The agreement contains customary arbitration and indemnification provisions. Future costs associated with certain projects under this contract will be capitalized once the Company has determined that technological feasibility has been achieved on these projects. As of December 31, 2008, the Company had made payments of $5.4 million under this contract and expensed $1.8 million of these payments and capitalized $3.6 million under second-generation ground component.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT (Continued)

        On October 8, 2008, the Company signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company's satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link the Company's radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway. The agreement represents the final significant ground network infrastructure component for the Company's next-generation of advanced IP-based satellite voice and data services.

        As of December 31, 2008 and 2007, capitalized interest recorded was $31.5 million, and $1.1 million, respectively. Interest capitalized during the years ended December 31, 2008, 2007, and 2006 was $30.4 million, $0.2 million and $0.9 million, respectively. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $26.8 million, $12.9 million and $6.6 million, respectively.

5. ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Accrued interest	$14,957	$196
Accrued compensation and benefits	3,413	2,443
Accrued property and other taxes	3,182	4,894
Customer deposits	2,666	3,458
Accrued professional fees	1,168	1,066
Accrued commissions	448	216
Accrued telecom	433	300
Warranty reserve	101	235
Accrued Second-Generation construction and spare satellite launch costs	35	1,563
Other accrued expenses	3,595	3,279

	$29,998	$17,650

        Other accrued expenses primarily include outsourced logistics services, storage, maintenance, and roaming charges.

        Warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. Warranties are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies," such that an accrual is made when it is estimable and probable that a loss has been incurred based on historical experience. Warranty costs are accrued based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped. The resulting accrual is reviewed regularly

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACCRUED EXPENSES (Continued)

and periodically adjusted to reflect changes in warranty cost estimates. The following is a summary of the activity in the warranty reserve account (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$235	$879	$977
Provision	67	(177)	1,153
Utilization	(201)	(467)	(1,251)

Balance at end of period	$101	$235	$879

6. PAYABLES TO AFFILIATES

        Payables to affiliates relate to normal purchase transactions, excluding interest, and are comprised of the following (in thousands):

	December 31,
	2008	2007
QUALCOMM	$2,498	$1,286
Others	846	201

	$3,344	$1,487

        Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the years ended December 31, 2008, 2007 and 2006, total expenses were approximately $219,000, $182,000 and $49,000, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company also recorded $449,000, $420,000 and $189,000, respectively, of non-cash expenses related to services provided by two executive officers of Thermo and the Company who receive no compensation from the Company which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENSIONS AND OTHER EMPLOYEE BENEFITS (Continued)

        Components of the net periodic pension cost of the Company's contributory defined benefit pension plan for the years ended December 31, were as follows (in thousands):

	2008	2007	2006
Interest cost	$759	$761	$735
Expected return on plan assets	(843)	(802)	(697)
Actuarial loss, net	16	62	91

Net periodic pension cost (income)	$(68)	$21	$129

        As of the measurement date (December 31), the status of the Company's defined benefit pension plan was as follows (in thousands):

	2008	2007
Benefit obligation, beginning of year	$13,183	$13,366
Interest cost	759	761
Actuarial (gain) loss	248	(165)
Benefits paid	(737)	(779)

Benefit obligation, end of year	$13,453	$13,183

Fair value of plan assets, beginning of year	$11,404	$10,844
Actual return (loss) on plan assets	(2,441)	896
Employer contributions	444	443
Benefits paid	(736)	(779)

Fair value of plan assets, end of year	$8,671	$11,404

Funded status, end of year	$(4,782)	$(1,779)
Unrecognized net actuarial loss	5,180	1,664

Net amount recognized	$398	$(115)

Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(4,782)	$(1,779)
Accumulated other comprehensive loss	5,180	1,664

Net amount recognized	$398	$(115)

        At December 31, 2008, and 2007, the fair value of plan assets less benefit obligation was recognized as a non-current liability on the Company's balance sheet in the amount of $4.8 million and $1.8 million, respectively.

        The assumptions used to determine the benefit obligations at December 31 were as follows:

	2008	2007
Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	N/A

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENSIONS AND OTHER EMPLOYEE BENEFITS (Continued)

        The principal actuarial assumptions to determine net period benefit cost for the years ended December 31 were as follows:

	2008	2007	2006
Discount rate	6.00%	5.75%	5.50%
Expected rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A

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

        The defined benefit pension plan asset allocation as of the measurement date (December 31) and the target asset allocation, presented as a percentage of total plan assets were as follows:

	2008	2007	Target Allocation
Debt securities	50%	42%	35%-50%
Equity securities	47%	54%	50%-60%
Other investments	3%	4%	0%-5%

Total	100%	100%

        The benefit payments to retirees are expected to be paid as follows (in thousands):

Years Ending December 31,
2009	$779
2010	791
2011	817
2012	838
2013	855
2014-2018	$4,383

        For the years ended December 31, 2008 and 2007, the Company contributed $444,000 and $443,000, respectively, to the Globalstar Plan. The Company expects to contribute a total of approximately $358,000 to the Globalstar Plan in 2009.

Other Employee Plans

        The Company has established various other employee benefit plans which include an employee incentive program and other employee/management incentive compensation plans. The employee/management compensation plans are based upon annual performance measures and other criteria and are paid in shares of the Company's Common Stock. The total expenses related to these plans for the years ended December 31, 2008, 2007 and 2006 were $12.5 million, $9.6 million and $3.6 million, respectively.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENSIONS AND OTHER EMPLOYEE BENEFITS (Continued)

        On August 1, 2001, Old Globalstar adopted a defined contribution employee savings plan, or "401(k)," which provided that Old Globalstar would match the contributions of participating employees up to a designated level. Prior to August 1, 2001, Old Globalstar's employees participated in the Loral 401(k) plan. This plan was continued by New Globalstar. Under this plan, the matching contributions were approximately $508,000, $341,000 and $437,000 for 2008, 2007 and 2006, respectively.

8. TAXES

        Until January 1, 2006, the Company was taxed as a partnership for U.S. tax purposes (Note 12). Generally, taxable income or loss, deductions and credits of the Company were passed through to its members. Effective January 1, 2006, the Company elected to be taxed as a corporation, and thus subject to the provisions as prescribed under Subchapter C of the Internal Revenue Code. The Company also began accounting for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" (February 1997).

        Under SFAS No. 109, the Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

        The Company also recognizes valuation allowances under SFAS No. 109 to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback year(s) if carryback is permitted under applicable tax law; and (iv) and tax planning strategies.

        SFAS No. 109 also requires that when an enterprise changes its tax status from non-taxable to taxable, the effect of recognizing deferred tax assets and liabilities is included in income from continuing operations in the period of change. As a result of the Company's election to be taxed as a corporation effective January 1, 2006, the Company recognized gross deferred tax assets and gross deferred tax liabilities of approximately $204.2 million and $0.1 million, respectively.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. TAXES (Continued)

        The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal tax (benefit)	$—	$—	$—
State tax	21	98	102
Foreign tax	(1,302)	3,320	4,045

Total	(1,281)	3,418	4,147

Deferred:
Federal and state tax (benefit)	—	—	(20,039)
Foreign tax (benefit)	1,761	(554)	1,821

Total	1,761	(554)	(18,218)

Income tax expense (benefit)	$480	$2,864	$(14,071)

        U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S. income (loss)	$(49,085)	$(17,545)	$5,120
Foreign income (loss)	(18,447)	(7,516)	4,432

Total income (loss) before income taxes	$(67,532)	$(25,061)	$9,552

        As of December 31, 2008, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $197.0 million and $52.8 million, respectively. As of December 31, 2007, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $173.0 million and $53.0 million, respectively. The net operating loss carryforwards expire on various dates beginning in 2009 and some of which do not expire.

        The Company has not provided for United States income taxes and foreign withholding taxes on approximately $2.4 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

        In May 2008, the Company entered into a $150.0 million convertible senior note transaction. During the fourth quarter of 2008, some of these note holders converted or exchanged their notes for Common Stock, which resulted in a taxable gain in the U.S. of approximately $71.8 million. Based on the Company's effective tax rate of 41 percent, the tax on this gain was approximately $29.4 million. Pursuant to SFAS No. 109, the Company recorded the effect of this tax through the utilization of its deferred tax assets and a reduction of its valuation allowance of approximately $29.4 million and

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. TAXES (Continued)

$9.7 million, respectively. This decrease of approximately $19.7 million in net deferred tax assets was charged to stockholder's equity in conjunction with the conversions and exchanges.

        The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2008	2007
Federal and foreign net operating loss and credit carryforwards	$87,423	$77,218
Property and equipment	35,286	61,312
Accruals and reserves	14,714	5,475

Deferred tax assets before valuation allowance	137,423	144,005

Valuation allowance	(137,423)	(122,445)

Net deferred income tax assets	$—	$21,660

        The change in the valuation allowance during the years ended December 31, 2008, 2007, and 2006 was $15.0 million, $7.2 million, and $183.7 million, respectively.

        The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Provision at U.S. statutory rate of 35%	$(23,636)	$(8,762)	$3,344
Nontaxable partnership interest	—	—	—
State income taxes, net of federal benefit	(2,945)	(1,053)	461
Incorporation of U.S. company	—	—	(21,378)
Change in valuation allowance	24,996	7,195	1,304
Effect of foreign income tax at various rates	759	1,664	1,588
Foreign losses with no tax benefit	4,666	1,445	—
Permanent differences	1,322	1,072	—
Other (including amounts related to prior year tax matters)	(4,682)	1,303	610

Total	$480	$2,864	$(14,071)

Tax Audits

        The Company has been notified that one of its subsidiaries and its predecessor, Globalstar L.P., are currently under audit for the 2004 and 2005 tax years. During the audit period, the Company and the subsidiary were taxed as partnerships. Neither the Company nor any of its subsidiaries, except for the one noted above, are currently under audit by the Internal Revenue Service ("IRS") or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2006 and 2007 and U.S. partnership tax returns filed for years before 2006 remain subject to examination by tax authorities. As a partnership, the Company did not pay entity level taxes during the years before 2006. Accordingly, any adjustments to the 2004 and 2005 returns would not cause the Company to have additional tax

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. TAXES (Continued)

expense. However, if there is any adjustment to the basis of the assets, this could reduce the allowed depreciation in 2006 and 2007. The potential impact of such possibilities has been considered in the FIN 48 analysis. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years in most of the Company's major international tax jurisdictions.

FIN 48

        The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

2008
Gross unrecognized tax benefits at January 1, 2008	$74,233
Gross increases based on tax positions related to current year	6,558
Reductions to tax positions related to prior yearsAudit settlements paid during 2008	—

Gross unrecognized tax benefits at December 31, 2008	$80,791

        The total unrecognized tax benefit of $80.8 million at December 31, 2008 included $4.3 million which, if recognized, would reduce the effective income tax rate in future periods.

        As of January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, issued July 2006, and interpretation of SFAS No. 109, as supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position if required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined in FIN 48 as the tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings in the year of adoption.

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

        In connection with the FIN 48 adjustment, at December 31, 2008 and 2007, the Company recorded interest and penalties of $772,000 and $231,000 respectively. In addition, the Company had accrued

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. TAXES (Continued)

penalties and interest of $500,000 and $290,000, respectively, in regard to un-filed returns at January 1, 2008. The Company credited these amounts to income in 2008 as a result of foreign tax strategies implemented during the year. Accordingly, at December 31, 2008, the Company had no penalties or interest accrued.

        It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2008 will not materially change in the next 12 months; any changes are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company.

        The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating its tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company evaluates these tax positions in accordance with the requirements of FIN 48.

9. GEOGRAPHIC INFORMATION

        The revenue by geographic location is presented net of eliminations for intercompany sales, and is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Service:
United States	$32,092	$43,214	$46,417
Canada	19,500	26,445	32,820
Central and South America	5,947	2,883	3,934
Europe	3,521	4,692	5,891
Others	734	1,079	2,975

Total service revenue	61,794	78,313	92,037

Subscriber equipment:
United States	12,513	7,303	22,764
Canada	6,886	5,656	8,031
Central and South America	2,601	1,161	4,210
Europe	1,895	5,334	4,802
Others	366	631	4,827

Total subscriber equipment revenue	24,261	20,085	44,634

Total revenue	$86,055	$98,398	$136,671

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. GEOGRAPHIC INFORMATION (Continued)

        The long-lived assets (property and equipment) by geographic location are as follows (in thousands):

	December 31,
	2008	2007
Long-lived assets:
United States	$625,955	$283,222
Canada	919	1,314
Europe	130	573
Central and South America	7,082	4,117
Others	2,276	877

Total long-lived assets	$636,362	$290,103

10. OTHER RELATED PARTY TRANSACTIONS

        Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with QUALCOMM. Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 7.5% to 25% of the total order as advances for inventory. As of December 31, 2008 and 2007, total advances to QUALCOMM for inventory were $9.2 million and $9.7 million, respectively. As of December 31, 2008 and 2007, the Company had outstanding commitment balances of approximately $49.4 million and $57.0 million, respectively. On October 28, 2008, the Company amended its agreement with QUALCOMM to extend the term for 12 months and defer delivery of mobile phones and related equipment until 2010.

        As required by the lender under the Company's then-current credit agreement discussed below, the Company executed an agreement with Thermo Funding Company LLC, an affiliate of Thermo ("Thermo Funding"), to provide Globalstar up to an additional $200.0 million of equity via an irrevocable standby stock purchase agreement. The irrevocable standby purchase agreement allowed the Company to put up to 12,371,136 shares of its Common Stock to Thermo Funding at a predetermined price of approximately $16.17 per share when the Company required additional liquidity or upon the occurrence of certain other specified events. Thermo Funding also could elect to purchase the shares at any time. Minority stockholders of Globalstar as of June 15, 2006 who were accredited investors and who received at least thirty-six shares of Globalstar Common Stock as a result of the Old Globalstar bankruptcy will be provided an opportunity to acquire Common Stock on the same terms. By November 2007, Thermo Funding had purchased all the Common Stock subject to the agreement and fully satisfied its commitment.

        On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. See Note 16.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER RELATED PARTY TRANSACTIONS (Continued)

        During each of the years ended December 31, 2008, 2007 and 2006, the Company employed, in non-executive positions, certain immediate family members of its executive officers. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2008, 2007 and 2006 were $0.3 million for each year.

        In 2008, the Company purchased approximately $7.7 million of services and equipment from a company whose chairman serves as a member of the Company's board of directors.

  Purchases and other transactions with Affiliates

        Total purchases and other transactions from affiliates, excluding interest, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
QUALCOMM	$9,650	$39,883	$57,515
Other affiliates	7,936	188	796

Total	$17,586	$40,071	$58,311

11. COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Obligations

        Globalstar currently has several operating leases for facilities throughout the United States and around the world, including California, Florida, Texas, Canada, Ireland, France, Venezuela, Brazil, Panama, and Singapore. The leases expire on various dates through August 2015. The following table presents the future minimum lease payments (in thousands):

Years Ending December 31,
2009	$1,358
2010	738
2011	766
2012	778
2013	680
Thereafter	248

Total minimum lease payments	$4,568

        Rent expense for the years ended December 31, 2008, 2007 and 2006 were approximately $1.6 million, $1.4 million and $1.4 million, respectively.

Contractual Obligations

        The Company has purchase commitments with QUALCOMM, Thales, Arianespace, Ericsson, Hughes and other venders totaling approximately $303.9 million, $299.3 million, $174.9 million, $116.2 million, $94.2 million and $0 million in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively. The Company expects to fund its long-term capital needs with any remaining funds available under its

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

credit agreement, cash flow, which it expects will be generated primarily from sales of its Simplex products and services, including its new SPOT products and services, and the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.

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

        IPO Securities Litigation.    On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its CEO and CFO in the Southern District of New York alleging that the Company's registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers' Pension Fund as lead plaintiff. On September 30, 2008, the court granted the Company's motion to dismiss the plaintffs' Second Amended Complaint with prejudice. Plaintiffs filed a notice of appeal to the U.S. Second Circuit Court of Appeals. Plaintiffs (now appellants) filed their brief on January 29, 2009, and the Company's responsive brief was filed March 30, 2009.

        Stickrath v. Globalstar, Inc.    On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers' Legal Remedies Act. In July 2008 the Company filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint. The Company filed its answer on February 2, 2009. The Company will continue to seek to have class certification denied and the case dismissed with prejudice.

        Appeal of FCC S-Band Sharing Decision.    This case is Sprint Nextel Corporation's petition in the U.S. Court of Appeals for the District of Columbia Circuit for review of, among others, the FCC's April 27, 2006, decision regarding sharing of the 2495-2500 MHz portion of the Company's radiofrequency spectrum. This is known as "The S-band Sharing Proceeding." The Court of Appeals has granted the FCC's motion to hold the case in abeyance while the FCC considers the petitions for reconsideration pending before it. The Court has also granted the Company's motion to intervene as a party in the case. The Company cannot determine when the FCC might act on the petitions for reconsideration.

        Appeal of FCC L-Band Decision.    On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking. In the Report and Order ("R&O") portion of the decision, the FCC effectively decreased the L-band spectrum available to the Company while increasing the L-band spectrum available to Iridium by 2.625 MHz. On

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

February 5, 2008, the Company filed a notice of appeal of the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit. Briefs were filed and oral argument was held on February 17, 2009. The Company does not expect a decision until the third quarter of 2009.

        Appeal of FCC ATC Decision.    On October 31, 2008, the FCC issued an Order granting us modified Ancillary Terrestrial Component ("ATC") authority. The modified authority allows the Company and Open Range Communications, Inc. to implement their plan to roll out ATC service in rural areas of the United States. On December 1, 2008, Iridium Satellite filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit for review of the FCC's Order. On the same day, CTIA-The Wireless Association petitioned the FCC to reconsider its Order. The court has granted the FCC's motion to hold the appeal in abeyance pending the FCC's decision on reconsideration.

        Patent Infringement.    On July 2, 2008, the Company's subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the Spot Satellite Personal Tracker violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, has assumed responsibility for managing the case under an indemnity agreement with the Company and Spot LLC. Axonn was unable to negotiate a mutually acceptable settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and the Company in the U.S. District Court for the Southern District of California. The Company has filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent, which is now underway.

        Sales and Use Tax.    The Company is under a sales and use tax examination by the California Board of Equalization for tax years ended 2005, 2006 and 2007. The Company believes that the amount accrued on its books related to sales and use tax contingency is adequate.

12. INCORPORATION AND RECAPITALIZATION

        In preparation for meeting its commitments to register Globalstar shares of Common Stock under the Securities Exchange Act of 1934, Globalstar elected to be taxed as a C corporation effective January 1, 2006. Effective March 17, 2006, Globalstar was converted from a limited liability company into a corporation under Delaware law. On that date, the Company's 61,947,654 issued and outstanding membership units (adjusted for a subsequent six-for-one stock split) were automatically converted into a like number of shares of Common Stock, its limited liability company agreement was replaced by a certificate of incorporation and bylaws, and its name was changed to Globalstar, Inc. In connection with its conversion into a corporation, the Company established three classes of $0.0001 par value Common Stock, Series A (300,000,000 shares authorized); Series B (20,000,000 shares authorized); and Series C (480,000,000 shares authorized). All classes of Common Stock had identical rights and privileges except with respect to their rights to elect directors. Series A holders were entitled to elect two directors, Series B holders to elect one director, and Series C holders to elect up to five directors. Under the applicable Delaware statute, all assets and liabilities of the limited liability company became the property of and were deemed to be assumed by the corporation. On October 25, 2006, the Company amended and restated its certificate of incorporation to, among other things, create a single class of Common Stock and convert each share of the Company's three series of Common Stock into one share of a single series of Common Stock. Immediately following the filing of the amended and restated certificate of incorporation, a six-for-one stock split (in the form of a five-shares-for-one-share stock dividend), which had been pre-approved by the Company's board of directors, was effected. All

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCORPORATION AND RECAPITALIZATION (Continued)

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

13. EQUITY INCENTIVE PLAN

        The Company's 2006 Equity Incentive Plan (the "Equity Plan") is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. In January 2008, the Company's Board of Directors approved the addition of approximately 1.7 million shares of the Company's Common Stock to the shares available for issuance under the Equity Plan. The Company's stockholders approved the Amended and Restated Equity Plan on May 13, 2008, which added an additional 3.0 million shares of the Company's Common Stock to the shares available for issuance under the Equity Plan. At December 31, 2008, the number of shares of Common Stock that remained available for issuance under the Equity Plan was approximately 3.0 million. In January 2009, the Company's Board of Directors approved an additional 2.7 million shares of the Company's Common Stock to the shares available for issuance under the Equity Plan. Equity awards granted to employees in 2008 under the Equity Plan consisted of primarily restricted stock awards and restricted stock units. Equity awards generally vest over a period of 2-5 years from the date of grant. The fair value of the restricted stock awards and restricted stock units is based upon the fair value of the Company's Common Stock on the date of grant.

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (R), as discussed in Note 2. For the years ended December 31, 2008, 2007 and 2006, the total compensation costs charged against income were $12.5 million, $9.6 million and $1.2 million, respectively. The total tax benefit recognized in 2008, 2007 and 2006 for these equity awards was approximately $0.7 million, $0.4 million and $0.3 million, respectively. For the years ended December 31, 2008 and 2007, the stock compensation costs capitalized as a part of the second-generation constellation was $0.5 million and $0.2 million, respectively. The Company did not capitalize any stock compensation expense during 2006. At December 31, 2008 and 2007, the amount related to non-vested shares expected to be amortized over the remaining vesting period was $4.2 (excluding $9.5 million of expected amortization related to the Company's Executive Incentive Compensation Plan) and $4.0 million, respectively. At December 31, 2008 and 2007, the weighted average remaining vesting term of the non-vested shares was 1.2 years and 2.5 years, respectively.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EQUITY INCENTIVE PLAN (Continued)

        Effective August 10, 2007 (the "Effective Date"), the board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company's Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company's 2006 Equity Incentive Plan to five executive officers (the "Participants"). Each award agreement provides that the recipient will receive awards of restricted Common Stock (or, for the non-U.S. Participant, restricted stock units, which upon vesting, each entitle him to one share of Globalstar Common Stock). Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new award agreements extend the vesting period by up to two years through 2011 and provide for payment in shares of Common Stock instead of cash, thereby enabling the Company to conserve its cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades. One of the original five Participants left the employ of the Company in January 2009 and agreed to provide consulting services through December 31, 2009. If he fulfills all the terms of the consulting agreement, he will receive all but $750,000 of the original compensation in accordance with a modified vesting schedule. At December 31, 2008, the amount related to non-vested share awards related to the Company's Executive Incentive Compensation Plan expected to be amortized over the remaining vesting period was $9.5 million of which $1.3 million is related to share awards that have not been issued as of December 31, 2008 and have not been included in the table below. In accordance with the Company's Executive Incentive Compensation Plan, additional shares equivalent to approximately $3.8 million will be issued upon vesting in the second quarter of 2009.

        In accordance with SFAS 123 (R), the Company adjusts its estimates of expected equity awards forfeitures based upon its review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate for all expense is recognized in the period in which the forfeiture estimate is changed. The effect of forfeiture adjustments for the year ended December 31, 2008 was $1.4 million. The effect of changes to the forfeiture estimates during the years ended December 31, 2007 and 2006 was insignificant.

        A summary of the nonvested shares under the Company's restricted stock and restricted unit awards as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

	2008		2007		2006
Issued Nonvested Restricted Stock Awards and Restricted Stock Units	Shares	Weighted- Average Grant- Date Fair Value Per Share	Shares	Weighted- Average Grant- Date Fair Value Per Share	Shares	Weighted- Average Grant- Date Fair Value Per Share
Outstanding at January 1	1,618,743	$15.00	221,873	$15.00	—	$0.00
Granted	2,297,173	4.12	1,470,138	10.29	294,532	15.00
Vested	(1,387,668)	3.44	(50,095)	9.97	(70,124)	15.00
Forfeited	(44,836)	9.71	(23,173)	14.41	(2,535)	15.00

Outstanding at December 31	2,483,412	$8.92	1,618,743	$11.06	221,873	$15.00

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVES

        In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 16), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The fair value of the interest rate swap agreement as measured on a recurring basis as of December 31, 2007 and 2006 was $5.9 million and $2.7 million, respectively. The interest rate swap agreement was terminated on December 10, 2008 by the Company making a payment of approximately $9.2 million.

        The increase in fair value of the interest rate swap agreement liability, for the year ended December 31, 2008, 2007 and 2006, of approximately $3.3 million, $3.2 million and $2.7 million, respectively, was recognized as "Interest rate derivative loss" in the accompanying Consolidated Statements of Operations.

15. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2008	2007
Accumulated minimum pension liability adjustment	$(5,180)	$(1,664)
Accumulated net foreign currency translation adjustment	(1,124)	5,075

Total accumulated other comprehensive income (loss)	$(6,304)	$3,411

16. BORROWINGS

Current portion of long term debt

        Current portion of long term debt consists of $33.6 million due to the Company's vendors under vendor financing agreements at December 31, 2008. Details of vendor financing agreements are described later in this Note.

Long Term Debt:

        Long term debt consists of the following (in thousands):

	December 31, 2008	December 31, 2007
	(In Thousands)
Amended and restated Credit Agreement:
Term Loan	$100,000	$—
Revolving credit loans	66,050	50,000

Total Borrowings under Amended and restated Credit Agreement	166,050	50,000
5.75% Convertible Senior Notes due 2028	71,804	—
Vendor Financing	23,625	—

Total long term debt	$261,479	$50,000

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BORROWINGS (Continued)

Amended and restated credit agreement

        On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. On December 18, 2008, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement with Thermo Funding, as lender and administrative agent, to increase the amount available to Globalstar under the revolving credit facility from $50.0 million to $100.0 million. The credit agreement as currently in effect provides for a $100.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. As of December 31, 2008, the Company had drawn $66.1 million of the revolving credit facility and the entire $100.0 million delayed draw term loan facility was outstanding. As of December 31, 2007, the Company had drawn $50.0 million of the revolving credit facility but none of the delayed draw term loan was outstanding.

        All loans will mature on December 31, 2012. Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%. The delayed draw term loan bears interest at either 5% plus the greater of the prime rate and the Federal Funds rate plus 0.5%, or LIBOR plus 6%. The delayed draw term loan facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during the years ended December 31, 2008, 2007 and 2006, were $0.1 million, $2.3 million and $1.0 million, respectively. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. This interest rate swap agreement was terminated on December 10, 2008. The loans may be prepaid without penalty at any time. On September 29, 2008, the Company and Thermo agreed that, effective May 26, 2008, all payment of interest on the debt will be deferred until 45 days after Thermo provides notice that the interest is then payable. Interest accrues on this outstanding interest at the same rate as the underlying loan and was compounded on December 31, 2008 and annually thereafter.

        The credit agreement limits the amount of the Company's capital expenditures, requires the Company to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after the Company places 24 of its second-generation satellites into service and at the end of each fiscal quarter thereafter, the Company must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. The Company was in compliance with the debt covenants at December 31, 2008. Additionally, the credit agreement limits the Company's ability to make dividend payments and other distributions.

5.75% Convertible Senior Notes due 2028

        On April 10, 2008, the Company entered into an Underwriting Agreement (the "Convertible Notes Underwriting Agreement") with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. (together, the "Convertible Notes Underwriters") relating to the sale by the Company of $135.0 million aggregate principal amount of its 5.75%

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BORROWINGS (Continued)

Convertible Senior Notes due 2028 (the "Notes"). Pursuant to the Convertible Notes Underwriting Agreement, the Company granted the Convertible Notes Underwriters a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Notes solely to cover over-allotments, if any.

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

        The Notes were issued under a Senior Indenture, entered into and dated as of April 15, 2008 (the "Base Indenture"), between the Company and U.S. Bank, National Association, as trustee (the "Trustee"), supplemented by a First Supplemental Indenture with respect to the Notes, entered into and dated as of April 15, 2008 (the "Supplemental Indenture"), between the Company and the Trustee (the Base Indenture and the Supplemental Indenture, collectively, the "Indenture"). Also, pursuant to the Indenture, the Company, the Trustee and U.S. Bank, National Association, as escrow agent (the "Escrow Agent"), entered into a Pledge and Escrow Agreement dated as of April 15, 2008 (the "Pledge Agreement").

        In accordance with the Pledge Agreement, the Company placed approximately $25.5 million of the proceeds of the offering of the Notes in an escrow account with the Escrow Agent. The Escrow Agent invests funds in the escrow account in government securities and, if the Company does not elect to make the payments from its other funds, the funds in the escrow account will be used to make the first six scheduled semi-annual interest payments on the Notes. Pursuant to the Pledge Agreement, the Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At December 31, 2008, the balance in the escrow account was $14.4 million.

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

        Subject to certain exceptions set forth in the Indenture, the Notes are subject to repurchase for cash at the option of the holders of all or any portion of the Notes (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the Company's Common Stock, as further described below.

        Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2028. Holders may convert their Notes into shares of Common Stock, subject to the Company's option to deliver cash in lieu of all or a portion of the shares. The Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment in the manner set forth in the Supplemental Indenture. The conversion rate may not exceed 240.9638 shares of Common Stock per $1,000 principal

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BORROWINGS (Continued)

amount of Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of Notes who convert their Notes prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the Notes being converted.

        Holders who convert their Notes in connection with certain events occurring on or prior to April 1, 2013 constituting a "make whole fundamental change" (as defined below) will be entitled to an increase in the conversion rate as specified in the Indenture. The number of additional shares by which the applicable base conversion rate will be increased will be determined by reference to the applicable table below and is based on the date on which the make whole fundamental change becomes effective (the "effective date") and the price (the "stock price") paid, or deemed paid, per share of the Company's common stock in the make whole fundamental change, subject to adjustment as described below. If the holders of common stock receive only cash in a make whole fundamental change, the stock price will be the cash amount paid per share of the Company's common stock. Otherwise, the stock price will be the average of the closing sale prices of the Company's common stock for each of the 10 consecutive trading days prior to, but excluding, the relevant effective date.

        The events that constitute a make whole fundamental change are as follows:

  •
  Any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have beneficial ownership of all shares that such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of voting stock representing 50% of more (or if such person is Thermo Capital Partners LLC, 70% or more) of the total voting power of all outstanding voting stock of the Company;

  •
  The Company consolidates with, or merges with or into, another person or the Company sells, assigns, conveys, transfers, leases or otherwise disposes of all or substantially all of its assets to any person;

  •
  The adoption of a plan of liquidation or dissolution of the Company; or

  •
  The Company's common stock (or other common stock into which the Notes are then convertible) is not listed on a United States national securities exchange or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market in the United States.

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BORROWINGS (Continued)

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

  •
  If the actual stock price on the effective date exceeds $100.00 per share of the Company's common stock (subject to adjustment), no adjustment to the base conversion rate will be made; and

  •
  If the actual stock price on the effective date is less than $4.15 per share of the Company's common stock (subject to adjustment), no adjustment to the base conversion rate will be made.

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

        If the Company makes at least 10 scheduled semi-annual interest payments, the Notes are subject to redemption at the Company's option at any time on or after April 1, 2013, at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any.

        The Indenture contains customary financial reporting requirements and also contains restrictions on mergers and asset sales. The Indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change,

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BORROWINGS (Continued)

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

Conversion of Convertible Senior Notes

        In 2008, holders of $36.0 million aggregate principal amount of Notes, or 24% of the Notes originally issued, submitted notices of conversion to the trustee in order to convert their Notes into Common Stock. The Company also entered into agreements with holders of an additional $42.2 million aggregate principal amount of Notes, or 28% of the Notes originally issued, to exchange the Notes for a combination of Common Stock and cash. The Company has issued approximately 23.6 million shares of its Common Stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted Notes, which were paid from funds in an escrow account for the benefit of the holders of Notes. In the exchanges, Note holders received additional consideration in the form of cash payments or additional shares of the Company's Common Stock in the amount of approximately $1.1 million to induce exchanges. After this conversion, approximately $71.8 million aggregate principal amount of Notes remained outstanding at December 31, 2008.

Common Stock Offering and Share Lending Agreement

        Concurrently with the offering of the Notes, on April 10, 2008, the Company entered into a share lending agreement (the "Share Lending Agreement") with Merrill Lynch International (the "Borrower"), through Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Borrower (in such capacity, the "Borrowing Agent"), pursuant to which the Company agreed to lend up to 36,144,570 shares of Common Stock (the "Borrowed Shares") to the Borrower, subject to certain adjustments set forth in the Share Lending Agreement, for a period ending on the earliest of (i) the date the Company notifies the Borrower in writing of its intention to terminate the Share Lending Agreement at any time after the entire principal amount of the Notes ceases to be outstanding and the Company has settled all payments or deliveries in respect of the Notes (as the settlement may be extended pursuant to market disruption events or otherwise pursuant to the Indenture), whether as a result of conversion, redemption, repurchase, cancellation, at maturity or otherwise, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to the Company. The only exception would be that, if pursuant to a merger, recapitalization or reorganization, the Borrowed Shares were exchanged for or converted into cash, securities or other property ("Reference Property"), the Borrower would return the Reference Property. Upon the conversion of Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to the Company. At the Company's election, the Borrower may remit cash equal to the market value of the corresponding

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BORROWINGS (Continued)

Borrowed Shares instead of returning to the Company the Borrowed Shares otherwise required by conversions of Note.

        On April 10, 2008, the Company entered into an underwriting agreement (the "Equity Underwriting Agreement") with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the "Equity Underwriter") with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of Common Stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of Common Stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The sale of the Borrowed Shares was registered under the S-3 (33-149798). The Company used two prospectus supplements for the transaction, one for the sale of the Notes (and the underlying Common Stock) and the other for the sale of the Borrowed Shares. The Company filed the prospectus supplement for the sale of the Borrowed Shares pursuant to Rule 424(b) (3) on April 2, 2008 and pursuant to Rule 424(b) (5) on April 14, 2008. Hence the Borrowed Shares are free trading shares. At December 31, 2008, approximately 24.2 million Borrowed Shares remained outstanding. The Borrower returned an additional 6.9 million Borrowed Shares in January 2009.

        The Company will not receive any proceeds from the sale of the Borrowed Shares pursuant to the Share Lending Agreement but will receive a nominal lending fee of $0.0001 per share for each share of Common Stock that it loans to the Borrower pursuant to the Share Lending Agreement. The Borrower will receive all of the proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement. At the Company's election, the Borrower may remit cash equal to the market value of the corresponding Borrowed Shares instead of returning the Borrowed Shares due back to the Company as a result of conversions by Note holders. See below.

        The Borrowed Shares are treated as issued and outstanding for corporate law purposes, and accordingly, the holders of the Borrowed Shares will have all of the rights of a holder of the Company's outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company's stockholders and the right to receive any dividends or other distributions that the Company may pay or makes on its outstanding shares of Common Stock. However, under the Share Lending Agreement, the Borrower has agreed:

  •
  To pay, within one business day after the relevant payment date, to the Company an amount equal to any cash dividends that the Company pays on the Borrowed Shares; and

  •
  To pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company makes on the Borrowed Shares.

        To the extent the Borrowed Shares the Company initially lent under the share lending agreement and offered in the Common Stock offering have not been sold or returned to it, the Borrower has agreed that it will not vote any such Borrowed Shares. The Borrower has also agreed under the share lending agreement that it will not transfer or dispose of any Borrowed Shares, other than to its affiliates, unless the transfer or disposition is pursuant to a registration statement that is effective under

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BORROWINGS (Continued)

the Securities Act. However, investors that purchase the shares from the Borrower (and any subsequent transferees of such purchasers) will be entitled to the same voting rights with respect to those shares as any other holder of the Company's Common Stock.

        On December 18, 2008, the Company entered into Amendment No. 1 to Share Lending Agreement with the Borrower and the Borrowing Agent. Pursuant to Amendment No.1, the Company has the option to request the Borrower to deliver cash instead of returning borrowed shares of Company Common Stock upon any termination of loans at the Borrower's option, at the termination date of the Share Lending Agreement or when the outstanding loaned shares exceed the maximum number of shares permitted under the Share Lending Agreement. The consent of the Borrower is required for any cash settlement, which consent may not be unreasonably withheld, subject to the Borrower's determination of applicable legal, regulatory or self-regulatory requirements or other internal policies. Any loans settled in shares of Company Common Stock will be subject to a return fee based on the stock price as agreed by us and the Borrower. The return fee will not be less than $0.005 per share or exceed $0.05 per share.

        As a result of this amendment, the Company believes that, under generally accepted accounting principles in the United States as currently in effect, the approximately 24.2 million borrowed shares currently outstanding under the Share Lending Agreement will be considered outstanding for the purpose of computing and reporting its earnings per share. Prior to this amendment, the Borrowed Shares were not considered outstanding for the purpose of computing and reporting our earnings per share due to the substantial elimination of the economic dilution due to contractual provisions, that otherwise would have resulted from the issuance of the Borrowed Shares.

        The Company evaluated the various embedded derivatives within the Indenture for bifurcation from the Notes under the provisions of FASB's Statement of Financial Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), Emerging Issues Task Force Issue No. 01-6, "The Meaning of Indexed to a Company's Own Stock" ("EITF 01-6") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Based upon its detailed assessment, the Company concluded that these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the Notes or are indexed to the Company's Common Stock and would be classified in stockholders' equity if freestanding or (ii) the fair value of the embedded derivatives was estimated to be immaterial.

Vendor Financing

        In July 2008, the Company amended its agreement with its Launch Provider for the launch of the Company's second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8.5% to 12%.

        In September 2008, the Company amended its agreement with Hughes for the construction of its RAN ground network equipment and software upgrades for installation at a number of the Company's satellite gateway ground stations and satellite interface chips to be a part of the UTS in various next-generation Globalstar devices. Under the amended terms, the Company deferred certain payments due under the contract in 2008 and 2009 to December 2009. The deferred payments will incur annual interest at 10%.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BORROWINGS (Continued)

        At December 31, 2008, the aggregate amount due which had been deferred for payment was $57.2 million (of which $33.6 million is shown as "Current portion of long term debt" on the Consolidated Balance Sheet).

        The Company's debt matures in the amount of $33.6 million, $23.6 million, $0, $166.1 million and $71.8 million in 2009, 2010, 2011, 2012 and 2013, respectively.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share amounts)
Total revenue	$22,134	$22,999	$22,525	$18,397
Net loss	$(6,635)	$(7,348)	$(26,103)	$(27,926)
Basic loss per common share	$(0.08)	$(0.09)	$(0.31)	$(0.31)
Diluted loss per common share	$(0.08)	$(0.09)	$(0.31)	$(0.31)
Shares used in basic per share calculations	82,448	84,029	84,631	90,100
Shares used in diluted per share calculations	82,448	84,029	84,631	90,100

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share amounts)
Total revenue	$23,154	$25,837	$25,688	$23,719
Net income (loss)	$444	$(12,687)	$652	$(16,334)
Basic earnings (loss) per common share	$0.01	$(0.17)	$0.01	$(0.21)
Diluted earnings (loss) per common share	$0.01	$(0.17)	$0.01	$(0.21)
Shares used in basic per share calculations	73,652	75,657	78,000	81,814
Shares used in diluted per share calculations	73,746	75,657	79,044	81,814

18. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

        The Company has initiated plans to improve its liquidity by seeking to obtain a combination of debt and equity funding to procure and deploy its second-generation constellation and related ground infrastructure as well as to fund its current operations. The Company's business is currently generating negative cash flow from operations. The Company's plans also include restructuring its operations by reducing costs in underperforming markets and consolidating resources around the world to operate its network more efficiently. It has also undertaken a plan to market aggressively its Simplex based products, including the SPOT satellite messenger, to generate incremental cash flow from operations. If the Company's plans are successful, it believes it will have sufficient liquidity to finance the anticipated costs to procure and deploy the second-generation constellation and related ground infrastructure and to fund its current operations for at least the next 12 months. However, the successful execution of the Company's plans is dependent upon many factors, some of which are beyond its control. The Company cannot assure you that any portion of its plans will be achieved.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

  (a)    Evaluation of disclosure controls and procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2008, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2008.

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Crowe Horwath LLP, an independent registered accounting firm, as stated in their report, which is included in Item 8 of this Report.

  (b)    Changes in internal control over financial reporting.

        As of December 31, 2008, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Except for the information relating to our executive officers below, which is as of March 14, 2008, the information required by this item is incorporated by reference from the applicable information set forth in "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC, and "Item 1. Business—Additional Information" in this Report.

        James Monroe III, age 54, has served as a director of the Company since December 2003 and as Chairman of the Board of Directors since the Reorganization in April 2004. He was elected Chief Executive Officer in January 2005. Since 1984, Mr. Monroe has been the majority owner of a diverse group of privately owned businesses that operate in the fields of telecommunications, real estate, power generation, industrial equipment distribution, financial services and leasing services and that are sometimes referred to collectively in this Report as "Thermo." Thermo controls directly or indirectly Globalstar Holdings LLC, Globalstar Satellite, L.P., and Thermo Funding Company LLC.

        Fuad Ahmad, age 39, has served as Vice President and Chief Financial Officer of the Company since June 2005. From June 1999 to May 2005, he served as Finance Director of Old Globalstar and the Company, where he was involved in the initial fundraising activities related to building and launching the Globalstar System. He joined the Company in June 1996 as Finance Manager. Prior to that time, he was employed by Transworld Telecommunications, Inc., a private equity financed firm engaged in acquiring telecommunications companies in the United States.

        William F. Adler, age 62, has served as Vice President—Legal and Regulatory Affairs of the Company since April 2004 when he joined the Company from Old Globalstar, where he served as Vice President—Legal & Regulatory Affairs from January 1996 to April 2004. Prior to joining Old Globalstar in 1996, Mr. Adler was a partner in a communications law firm located in Washington, D.C. and served in executive capacities at Pacific Telesis Group and the FCC.

        Steven Bell, age 46, has served as Senior Vice President of International Sales, Marketing and Customer Care of the Company since April 2004 and as General Manager of Globalstar Canada, a

subsidiary of the Company, since July 2003. From June 1999 to July 2003, Mr. Bell served as Director of Sales and Marketing of Globalstar Canada. Mr. Bell was promoted to Senior Vice President of Sales and Marketing in January 2008.

        Thomas M. Colby, age 48, was appointed as the Chief Operating Officer of the Company in May 2008. Prior to joining the Company, Mr. Colby has been Vice President and General Manager of Trimble Navigation Limited (NASDAQ: TRMB), a provider of advanced positioning solutions, since June 2005. From June 2004 to February 2005, he was a consultant to SRI International, an independent, nonprofit research institute conducting client-sponsored research and development for government agencies, commercial businesses, foundations, and other organizations. From July 2002 to April 2004 he was Chief Executive Officer of Eyematic Interfaces Inc., a developer of consumer mobile applications and camera phone software which was sold in 2004.

        Robert D. Miller, age 46, has served as Senior Vice President of Engineering and Ground Operations of the Company since April 2004. Mr. Miller joined the Company from Unibill, Inc., a full service billing vendor for the telecommunications industry, where he served as Senior Vice President and Chief Technology Officer from May 2003 to April 2004. From September 2002 to May 2003, Mr. Miller served as Vice President of Integration & Quality Assurance of Xspedius Communications LLC. Mr. Miller served as Chief Technology Officer of Xspedius, LLC, a predecessor to Xspedius Communications, from September 2001 to September 2002, and as its Vice President of Advanced Services from August 1998 to September 2001.

        Paul A. Monte, age 49, has served as Vice President—Engineering and Product Development since September 2005. From 1997 to September 2005, he served the Company and Old Globalstar as Director of Systems Engineering.

        Anthony J. Navarra, age 60, was a director of the Company from December 2003 until September 2004. He served as President of Old Globalstar and the Company from September 1999 to December 2004 and has served as President, Global Operations of the Company since January 2005.

        Richard S. Roberts, age 63, has served as a Vice President and General Counsel of Thermo Development Inc. since June 2002. Prior to that he was a partner of Taft, Stettinius & Hollister LLP, a law firm located in Cincinnati, Ohio, for over 20 years. He has also served as Secretary of the Company since the Reorganization in April 2004. Mr. Roberts is also a limited partner of Globalstar Satellite, L.P.

        Martin E. Neilsen, age 54, has served as Vice President—New Business Ventures since January 2008. From May 2000 to December 2007, he served as Director of Business Development of Old Globalstar and the Company. He joined the Company in September 1993 as a Financial Analyst. Prior to joining Globalstar he spent nine years at Space Systems Loral.

        Mr. Navarra and Mr. Adler served as officers or directors of Old Globalstar and certain of its subsidiaries, both prior to and during their bankruptcy proceedings, and continue to serve as directors or executive officers of a subsidiary of Old Globalstar.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Reports of Independent Registered Public Accounting Firm
  (2)
  Financial Statement Schedules

    All schedules are omitted because they are not required information or the required information is in the financial statements or notes thereto.

  (3)
  Exhibits

    See exhibit list.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.
Date: March 31, 2009	By:	/s/ JAMES MONROE III James Monroe III Chairman and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2009.

Signature	Title

/s/ JAMES MONROE III James Monroe III	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ FUAD AHMAD Fuad Ahmad	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PETER J. DALTON Peter J. Dalton	Director
/s/ KENNETH E. JONES Kenneth E. Jones	Director
/s/ JAMES F. LYNCH James F. Lynch	Director
/s/ RICHARD S. ROBERTS Richard S. Roberts	Director
/s/ J. PATRICK MCINTYRE J. Patrick McIntyre	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Partnership Interest Purchase Agreement by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, L.P., Globalstar do Brasil, S.A., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda., and Loral Space & Communications Inc. dated December 21, 2007 (Exhibit 2.1 to Form S-4 filed January 30, 2008)
3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form S-1, Amendment No. 5, filed October 27, 2006)
3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)
4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)
4.2*
First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008, including Form of Global 5.75% Convertible Senior Note due 2028 (Exhibit 4.2 to Form 8-K filed April 16, 2008)
4.3	Amendment to First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of December 1, 2008
10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.2*†
Amendment No. 1 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.7 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.3*†
Amendment No. 2 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.8 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.4*†
Amendment No. 3 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of September 30, 2005 (Exhibit 10.9 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.5	Amendment No. 4 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of August 15, 2006
10.6†	Amendment No. 5 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of November 20, 2007
10.7	Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007
10.8†	Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008

Exhibit Number	Description
10.9*†	Satellite Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated November 30, 2006 (Exhibit 10.1 to Form 10-Q filed December 18, 2006)
10.10*†
Amendment No. 3 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated as of December 19, 2007 (Amendment Nos. 1 and 2 superceded by Amendment No. 3) (Exhibit 10.24 to Form 10-K filed March 17, 2008)
10.11†	Amendment No. 4 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated as of July 17, 2008
10.12†	Amendment No. 5 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated December 9, 2008
10.13*†	Escrow Agreement by and among Globalstar, Inc., Alcatel Alenia Space France, and Société Générale as Escrow Agent dated December 21, 2006 (Exhibit 10.18 to Form 10-K filed April 2, 2007)
10.14*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)
10.15*†	Authorization to Proceed by and among Globalstar, Inc. and Thales Alenia Space France (formerly Alcatel Alenia Space France) dated January 8, 2008 (Exhibit 10.25 to Form 10-K filed March 17, 2008)
10.16*†	Spectrum Manager Lease Agreement between Globalstar Licensee LLC and Open Range Communications, Inc. dated as of October 31, 2007 (Exhibit 10.3 to Form 10-Q filed May 12, 2008)
10.17†	Amendment Nos. 1-3 to Spectrum Manager Lease Agreement between Globalstar Licensee LLC and Open Range Communications, Inc. dated as of November 26, 2008
10.18*†	Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of September 5, 2007 (Exhibit 10.1 to Form 10-Q filed November 14, 2007)
10.19†	Amendment No. 1 to Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of July 5, 2008
10.20*
Second Amended and Restated Credit Agreement by and among Globalstar, Inc., the lenders referred to therein, and Thermo Funding Company LLC as Administrative Agent dated as of December 17, 2007 (Exhibit 10.23 to Form 10-K filed March 17, 2008)
10.21*
Letter Agreement regarding Second Amended and Restated Credit Agreement by and among Thermo Funding Company LLC and Globalstar, Inc. dated September 29, 2008 (Exhibit 10.2 to Form 10-Q filed November 10, 2008)
10.22	First Amendment to Second Amended and Restated Credit Agreement by and among Thermo Funding Company LLC and Globalstar, Inc. dated December 18, 2008
10.23*
Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)
10.24	Amendment to Share Lending Agreement by and among Globalstar, Inc. and Merrill Lynch International (through Merrill Lynch, Pierce, Fenner & Smith Incorporated) dated as of December 18, 2008

Exhibit Number	Description
10.25*	Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)
10.26*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)
10.27*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Federal Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)
Executive Compensation Plans and Agreements
10.28*	Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.4 to Form S-1, Amendment No. 1, filed August 29, 2006)
10.29*†
Designated Executive Incentive Compensation Memorandum Agreement by and among Globalstar LLC, Fuad Ahmad, Anthony J. Navarra, Megan Fitzgerald, Robert Miller, Dennis Allen, and Steven Bell (Exhibit 10.10 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.30*	Non-Qualified Stock Option Award Agreement betweem Globalstar, Inc. and Peter J. Dalton (Exhibit 10.18 to Form S-1, Amendment No. 5, filed October 27, 2006)
10.31*	Form of Designated Executive Award Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 10-Q filed August 14, 2007)
10.32*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)
10.33*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)
10.34*	Letter Agreement between Globalstar, Inc. and Thomas M. Colby dated May 1, 2008 (Exhibit 10.3 to Form 10-Q filed August 11, 2008)
10.35*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)
21.1	Subsidiaries of Globalstar, Inc.
23.1	Consent of Crowe Horwath LLP
24.1	Power of Attorney (included as part of signature page)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification

*
Incorporated by reference.

†
Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.