Form 10-K/A
period 2008-12-31
Globalstar, Inc.
filed 2009-04-30
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

5.75% Convertible Senior Notes due 2028

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates at June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $168.5 million.

The number of shares of the Registrant’s common stock outstanding as of April 27, 2009 was 129,884,144.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2008

Explanatory Note

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008 to update certain information on the cover and exhibit index of the Form 10-K, to include Part III of Form 10-K to the extent such information was not previously included in the Annual Report on Form 10-K and to provide currently-dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Items in the Annual Report on Form 10-K not referred to herein are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.

Forward-Looking Statements

Certain statements contained in this Form 10-K/A, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to obtain additional financing, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this Form 10-K/A regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in “Item 1A. Risk Factors” of our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Form 10-K/A to reflect actual results or future events or circumstances.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

Our bylaws provide for a Board of Directors (the “Board”) of seven members.  The Board currently consists of six members.

Our Board is divided into three classes, with staggered three-year terms.  Each of Class A and Class B consists of two directors, and Class C consists of three directors.  The terms of the directors of each class expire at the annual meetings of stockholders to be held in 2009 (Class C), 2010 (Class A) and 2011 (Class B).  At each annual meeting of stockholders, one class of directors will be elected for a term of three years to succeed the directors whose terms are expiring.  The current Directors are:  Class A — Richard S. Roberts and J. Patrick McIntyre; Class B — James F. Lynch and Kenneth E. Jones; and Class C — Peter J. Dalton and James Monroe III.  The complete mailing address of each director is c/o Globalstar, Inc., 461 South Milpitas Blvd., Milpitas, CA 95035.

The following sets forth information as to each of our current directors:

Class A

Name, Age, and Tenure As Director_	Current Committee Memberships_	Current Occupation and Employment Background
Richard S. Roberts Age 63 Director since 2004 Term expires in 2010	Nominating and Governance (Chair)

Mr. Roberts has served as our Secretary since April 2004 and as Vice President and General Counsel of Thermo Development Inc., the management company of many Thermo businesses, since June 2002. Prior to that he was a partner of Taft Stettinius & Hollister LLP, a law firm whose principal office is located in Cincinnati, Ohio, for over 20 years. Mr. Roberts is a limited partner of Globalstar Satellite, LP.

J. Patrick McIntyre Age 53 Director since May 2007 Term expires in 2010	Audit; Compensation

Mr. McIntyre has, since February 2007, served as President and Chief Operating Officer of Lauridsen Group Incorporated, a privately owned holding company that owns and operates numerous businesses involved in the global development, manufacturing and selling of functional proteins to the animal health and nutrition, human health and nutrition, food, diagnostic, life science research, biopharmaceutical, and veterinary vaccine industries. From June 2003 until December 2006, he was Chief Executive Officer of Pure Fishing, a global producer of sport fishing equipment, and Worldwide Managing Director of Pure Fishing from February 1996 until his promotion to Chief Executive Officer.

Class B

Name, Age, and Tenure As Director_	Current Committee Memberships_	Current Occupation and Employment Background
Kenneth E. Jones Age 62 Director since January 2007 Term Expires in 2011	Audit; Compensation

Mr. Jones has served as Chairman of Globe Wireless, Inc., a maritime communications business, since 2004.  From January 1994 to August 2004, he served as Globe Wireless’ chief executive officer.  Mr. Jones is also a director of Landec Corp.

James F. Lynch Age 51 Director since December 2003 Term Expires in 2011	None

Mr. Lynch has been Managing Partner of Thermo Capital Partners, L.L.C., a private equity investment firm, since October 2001.  Mr. Lynch also served as Chairman of Xspedius Communications, LLC, a competitive local telephone exchange carrier, from January 2005 until its acquisition by Time Warner Telecom in October 2006 and as Chief Executive Officer of Xspedius from August 2005 to March 2006.    Mr. Lynch is a limited partner of Globalstar Satellite, LP.

Class C

Name, Age, and Tenure As Director	Current Committee Memberships	Current Occupation and Employment Background
Peter J. Dalton Age 65 Director since January 2004	Audit (Chair)

Mr. Dalton has served as chief executive officer of Dalton Partners, Inc., a turnaround management firm, since January 1989.  As chief executive officer of Dalton Partners, Inc., Mr. Dalton also has served as chief executive officer and director of a number of its clients.  From November 2001 to September 2004, Mr. Dalton served as chief executive officer of Clickhome Realty, Inc., a discount real estate and mortgage company.

James Monroe III Age 54 Director since December 2003	Compensation (Chair)

Mr. Monroe has served as our Chairman of the Board since April 2004.  He was elected our Chief Executive Officer in January 2005.  Since 1984, Mr. Monroe has been the majority owner of a diverse group of privately owned businesses that has operated in the fields of telecommunications, real estate, power generation, industrial equipment distribution, financial services and leasing services and that are sometimes referred to collectively in this report as “Thermo.”  Mr. Monroe controls directly or indirectly Globalstar Holdings, LLC, Globalstar Satellite, LP and Thermo Funding Company LLC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than 10% of any class of our equity securities to file forms with the Securities and Exchange Commission (“SEC”) and NASDAQ reporting their ownership and any changes in their ownership of those securities.  These persons also must provide us with copies of these forms when filed.  Based on a review of copies of those forms, our records, and written representations from our Directors and executive officers that no other reports were required, we believe that all Section 16(a) filing requirements were complied with during and for 2008, except for a Form 3 for Martin Nielsen.

Code of Conduct

We have a Code of Conduct that is applicable to all employees, including executive officers, as well as to directors to the extent relevant to their service as directors. The committee charters and Code of Conduct are available on our website at www.globalstar.com by clicking on “Corporate Site,” “Investor Relations” and “Corporate Governance.”  You may request a copy of any of these documents to be mailed to you by sending a written request therefor to our Corporate Secretary or Director of Investor Relations at 461 South Milpitas Boulevard, Milpitas, CA 95035. We will post any amendments to, or waivers from, the Code of Conduct that apply to our principal executive and financial officers on our website.

Procedure to Recommend Nominees for Our Board of Directors

We have made no material changes to the procedures by which stockholders may recommend nominees to our Board as described in our proxy statement for the 2008 Annual Meeting of Stockholders.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with federal securities laws.  The current members of the Audit Committee are Messrs. Dalton, Jones and McIntyre, all of whom have been determined by the Board to be “independent” under applicable SEC and NASDAQ standards.  Mr. Dalton serves as Chairman, and the Board has determined that he is an “audit committee financial expert” as defined by SEC rules.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

Our compensation program for executive officers is intended to:

•                  provide each officer with a conservative base salary; and

•                  create an incentive for retention and achievement of our long-term business goals using a sizeable, multi-year stock bonus program.

The Compensation Committee and its delegate are responsible for evaluating the performance of, and reviewing and approving all compensation of, our executive officers, including those executive officers named on the Summary Compensation Table (the “Named Executive Officers”).  The full Board also approves equity awards to all executive officers, including the Named Executive Officers and directors, to preserve the exemption from short swing liability under Section 16(b) of the Securities Exchange Act of 1934.

Compensation Philosophy

We have designed our compensation structure for executive officers to attract and retain the most qualified individuals in the mobile satellite service industry.  We compensate senior executive officers party to a Designated Executive Award Agreement with a conservative base salary and incentivize them to remain with us through a long-term stock bonus program.  We implemented the stock bonus program in collaboration with the senior executive officers in an effort to focus cash payments to our planned capital expenditures for our second-generation satellite constellation. We reviewed market data with respect to the base salary component of this philosophy.  The Compensation Committee has not independently reviewed peer group or other market data in setting base salaries or incentive compensation for senior executives.

Elements of Compensation

The principal elements of our compensation for the Named Executive Officers are base salary and the opportunity to receive annual bonus awards under the Designated Executive Award Agreements pursuant to the Amended and Restated 2006 Equity Incentive Plan.  We also match a portion of all contributions by executives to our 401(k) Plan or applicable Canadian plan, as well as providing certain Named Executive Officers with limited perquisites.

Base Salaries.  We have established base salaries according to each Named Executive Officer’s position, responsibilities and performance.  We do not pay Mr. Monroe a salary for his services as Chairman and Chief Executive Officer.  We have not increased base salaries for the other Named Executive Officers in the last five years, except, in the case of Mr. Ahmad, on his promotion to Chief Financial Officer in June 2005 and to Senior Vice President in December 2007 and, in the case of Mr. Bell, for adjustments for changes in the value of the Canadian dollar in years prior to 2007. The salary for Mr. Navarra is consistent with his prior salary during his employment by our predecessor, Globalstar, L.P.    The Committee does not anticipate that any new executive officer would be compensated with a higher base salary than that of the current Named Executive Officers.

Designated Executive Award Agreements.  Effective August 10, 2007 (the “Effective Date”), the Board, upon recommendation of the Compensation Committee, approved the concurrent termination of the former cash-based Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the 2006 Equity Incentive Plan to the Named Executive Officers who participated at that time in the Executive Incentive Compensation Plan (the “Participants”).  Each award agreement provides that the Participant will receive awards of restricted Common Stock or restricted stock units, which, upon vesting, each entitle the Participant to one share of Common Stock. Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new award agreements extended the vesting period by up to two years and provided for payment in shares of Common Stock instead of cash, thereby enabling us to conserve our cash for capital expenditures for the procurement and launch of our second-generation satellite constellation and related ground station upgrades.

Pursuant and subject to the award agreements, one-third of the 71,499 shares awarded to each Participant in 2007 vest in each of 2008, 2009 and 2010 not earlier than the third business day after we announce our financial results for the preceding year (each on “Annual Vesting Date”), the 190,658 shares awarded to each Participant in 2007 vest on the Annual Vesting Date in 2011, the 95,329 shares awarded to each Participant on the Annual Vesting Date in 2008 vest on the Annual Vesting Date in 2011 and the shares awarded or to be awarded on each of the Annual Vesting Dates in 2008, 2009 and 2010 (the number of shares awarded on each Annual Vesting Date will be equal to 750,000 divided by the then market price of the Common Stock) vest immediately upon their award.  All of the vesting dates are subject to postponement to the first date on which the shares may be sold as permitted by our Insider Trading Policy and applicable law.

If we or stockholders owning more than 50% of our outstanding voting stock enter into one or more final and binding agreements that would result in a change of control before all awards have been granted and all shares subject thereto have vested, all non-granted awards or unvested shares under the awards will be granted or vest seven trading days before the effective date of the change of control, except in the following circumstances.  If the agreement governing the change of control transaction provides for assumption or substitution of the Awards by the successor and requires that a Participant remain employed by us or our successor for up to 12 months after the effective date of the change of control at a compensation level not less than the compensation received (except pursuant to the award agreement) prior to the change of control, the Participant agrees, under certain circumstances, to accept employment and any unvested awards at the effectiveness of the change of control will vest on the earlier of 12 months following the change of control or termination of the Participant’s employment by us or our  successor. If the agreement governing the change of control transaction provides for assumption or substitution of the awards by the successor and requires that a Participant remain employed by us or our successor for more than 12 months after the effective date of the change of control, the Participant agrees, under certain circumstances, to accept employment for up to 24 months and any Awards will vest as to 50% on each of the first and second anniversaries of the change of control unless the Participant is terminated prior to those times or the vesting date in 2011 occurs.

All Awards not previously granted or vested under the award agreements will be granted and vested immediately (subject to our Insider Trading Policy and applicable law) upon the Compensation Committee’s determination that at least 24 second-generation satellites have entered commercial service and are performing satisfactorily in carrying two-way voice and data, revenue capable, communications service.

Except in the circumstances described below, termination of a Participant’s employment for any reason or a Participant’s resignation for any reason will result in forfeiture of previously awarded but unvested awards or restricted stock and forfeiture of any right to receive additional awards.  If we terminate a Participant other than for cause before any annual vesting date, a pro rata portion of the shares that would have vested on the next annual vesting date will vest.  If we terminate a Participant other than for cause and the effective date of a change of control occurs within six months after such termination, the unvested portion of the 2007 awards will vest, and the ungranted and unvested portions of the Participant’s 2008, 2009 and 2010 awards will be granted and vested on the effective date of the change of control.  In addition, if these exceptions do not apply and a Participant’s employment terminates prior to the annual vesting date in 2011 due to the Participant’s death or disability, the Participant’s legal beneficiary will receive any shares that would have vested on the next annual vesting date.

Management Incentive Bonus Plan.  In 2007 and 2008, the Compensation Committee approved a follow-on Management Incentive Bonus Plan covering the period from March 1, 2007 to February 29, 2008 and March 1, 2008 to February 28, 2009, respectively. Under the Management Incentive Bonus Plan, vice presidents and manager level employees are eligible to receive annual bonuses payable in stock.  The Named Executive Officers do not participate in this plan.  Mr. Monroe established one overall company goal applicable to all participants.  The president and individual vice presidents then established three objective individual performance goals for each participant in his or her department, with final review and approval of these goals by

Mr. Monroe.  The performance goals were intended to be objective, measurable, and consistent and coherent across departments.  Bonus opportunities were set at a percentage of average base salary by managerial level. In March 2008, after the achievement of these performance-based goals had been evaluated by the supervisors of the participants, the Compensation Committee authorized the payment to 91 employees of an aggregate of 249,165 shares of Common Stock from shares available under the 2006 Equity Incentive Plan.

All Other Compensation.

We match a portion of the 401(k) contributions of all U.S. employees, including Named Executive Officers.  In 2008, we contributed $0.50 for each $1.00 contributed by an employee, up to 4% of the employee’s base salary.  In addition, Messrs. Navarra and Ahmad are eligible for a benefit under our Retirement Plan.  This Plan is frozen, and there was no change in value for these Named Executive Officers in 2008.  In Canada, we contribute to a Retirement Savings Program for Mr. Bell.  We valued the 2008 contribution at US $8,969 (exchange rate of $1.00 = CAD $1.0592 on the date of contribution).

We provide limited perquisites to certain Named Executive Officers consisting primarily of premiums for term life insurance policies, funding of flexible spending accounts and, in one case, a car allowance.

We reimburse Thermo for transportation, lodging and meal expenses incurred by Messrs. Monroe, Lynch and Roberts in connection with performing their services for us. These reimbursements are reviewed and approved for payment by our Chief Financial Officer during the course of a year. The Compensation Committee reviews the total reimbursement amount annually.  During 2008, we reimbursed Thermo approximately $219,000 for these expenses.

Tax and Accounting Implications

Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code prohibits us from taking an income tax deduction for any compensation in excess of $1 million per year paid to its chief executive officer or any of its other three most-highly compensated executive officers, unless the compensation qualifies as “performance-based” pay under a plan approved by stockholders. We may or may not design future compensation programs so that all compensation above $1 million will be performance-based to permit deductibility.

Summary Information

The table below summarizes, for 2008, 2007 and 2006, the compensation of our principal executive officer, our principal financial officer, and our three most highly paid other executive officers (collectively referred to as the “Named Executive Officers”).

2008 Summary Compensation Table

			Stock			Non-Equity Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Awards ($)	Option Awards ($)		Compensation ($)	Compensation ($)		Total ($)
(a)	(b)	(c)	(e)	(f)		(g)	(i)		(j)
James Monroe III	2008	—	—	22,620	(2)	—	101,259	(3)	123,879
Chairman of the Board,	2007	—	—	—		—	59,407		59,407
President and Chief Executive Officer(1)	2006	—	—	—		—	26,595		26,595

Fuad Ahmad	2008	200,000	1,183,565	—		—	3,904	(4)	1,387,469
Senior Vice President	2007	186,231	1,695,343	—		—	1,733		1,883,307
and Chief Financial Officer	2006	186,735	—	—		500,000	3,725		690,460

Anthony J. Navarra	2008	337,440	1,183,565	—		—	12,643	(5)	1,533,648
President Global	2007	337,440	1,695,343	—		—	11,086		2,043,869
Operations	2006	337,440	—	—		500,000	14,188		851,628

Steven Bell	2008	240,324	1,183,565	—		—	20,298	(6)	1,444,187
Senior Vice President of	2007	240,324	1,695,343	—		—	21,385\		1,957,052
North America and European Sales Operations	2006	208,572	—	—		500,000	18,559		727,131

Robert D. Miller	2008	200,000	1,183,565	—		—	—		1,383,565
Senior Vice President of	2007	200,000	1,695,343	—		—	—		1,895,343
Engineering and Ground Operations(7)

Dennis C. Allen	2008	200,000	1,183,565	—		—	—		1,383,565
Former Senior Vice	2007	200,000	1,695,343	—		—	—		1,895,343
President of Sales and Marketing (7) (8)

(1)                                 Mr. Monroe receives no cash compensation from us, and we do not intend to compensate him for his services in the future.  We accrued approximately $23,000 per month during 2008 as compensation expense for Mr. Monroe, which amount is reflected in marketing, general and administrative expenses and as an additional capital contribution by Thermo to our equity.  We do not issue any stock in exchange for this capital contribution.  Mr. Monroe received stock options in his capacity as Chairman of the Board.  See “Director Compensation.”

(2)                                 Represents the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R).

(3)                                 We reimburse Thermo for expenses incurred by Mr. Monroe in connection with performing his services for us, including temporary living expenses while at its offices or traveling on its business, but generally we do not reimburse Thermo for his air travel expenses.

(4)                                 Consists of matching contributions to 401(k) Plan for Mr. Ahmad.

(5)                                 Consists of premiums on life insurance for the benefit of Mr. Navarra ($4,788), funding of a flexible spending account ($5,000), and matching contributions to his 401(k) Plan account ($2,855).

(6)                                 Consists of matching contributions to the Retirement Savings Program ($8,969) and a car allowance ($11,329).

(7)                                 Messrs. Miller and Allen were not Named Executive Officer in 2006, so compensation information is not provided for that year.

(8)                                  Mr. Allen left the employ of the Company in January 2009.

Equity Compensation

The following table sets forth certain information with respect to each cash or equity award and award opportunity issued to the Named Executive Officers during 2008 under the Designated Executive Award Agreements.  See “Compensation, Discussion & Analysis — Elements of Compensation — Designated Executive Award Agreements” for an explanation of the terms of this plan.

2008 Grants of Plan-Based Awards

		All Other Stock Awards: Number of Shares of Stock or Units(1)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (2)	Issuance Date Fair Value of Stock and Option Awards (3)
Name	Issuance Date	(#)	(#)	($/Sh)	($)
(a)	(b)	(i)	(j)	(k)	(l)
James Monroe III	11/14/08	—	200,000	0.38	$76,000

Fuad Ahmad	3/17/08	95,329	—	—	$624,405
	5/12/08	195,622	—	—	$637,728
	5/13/08	35,086	—	—	$112,275

Anthony J. Navarra	3/17/08	95,329	—	—	$624,405
	5/12/08	195,622	—	—	$637,728
	5/13/08	35,086	—	—	$112,275

Steven Bell	3/17/08	95,329	—	—	$624,405
	5/12/08	195,622	—	—	$637,728
	5/13/08	35,086	—	—	$112,275

Robert D. Miller	3/17/08	95,329	—	—	$624,405
	5/12/08	195,622	—	—	$637,728
	5/13/08	35,086	—	—	$112,275

Dennis C. Allen	3/17/08	95,329	—	—	$624,405
	5/12/08	195,622	—	—	$637,728
	5/13/08	35,086	—	—	$112,275

(1)           This column reflects restricted stock (restricted stock units for Mr. Bell) awards issued in 2008.    Unvested

restricted stock units do not confer dividend or voting rights. For each participant, 230,708 shares were vested upon issuance and 95,329 shares will vest on the Annual Vesting Date in 2011.  All awards are subject to the grantee being an employee on the vesting date, except under certain circumstances such as a change in control, death or disability.  See “Compensation, Discussion & Analysis — Elements of Compensation — Designated Executive Award Agreements.”

(2)          The exercise price of the stock options granted on November 14, 2008 was $0.38 per share.

(3)          The grant date fair value is based on the closing price of Common Stock on the date of issuance, or $6.55, $3.26 and $3.20 for the shares issued on March 17, 2008 and May 12, 2008, May 13, 2008, respectively.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table reports, on an award-by-award basis, each outstanding equity award held by the Named Executive Officers on December 31, 2008.  We generally do not permit executive officers to transfer awards prior to the vesting date, and no transfers were permitted during 2008.  See the footnotes to the 2008 Grants of Plan-Based Awards table for the vesting conditions for these awards.  The market value is based on the $0.20 per share closing price of Common Stock on December 31, 2008.

	Option Awards				Stock Awards
	Number of Securities Underlying	Number of Securities Underlying
	Unexercised	Unexercised			Number of Shares or Units	Market Value of Shares or
	Options	Options	Option Exercise	Option	of Stock That Have Not	Units of Stock That Have
	(#)	(#)	Price	Expiration	Vested	Not Vested
Name	Exercisable	Unexercisable	($)(1)	Date	(#)	($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
James Monroe III	200,000	—	0.38	11/14/2018	—	—

Fuad Ahmad	—	—	—	—	47,666	9,533
					190,658	38,132
					95,329	19,066

Anthony J. Navarra	—	—	—	—	47,666	9,533
					190,658	38,132
					95,329	19,066

Steven Bell	—	—	—	—	47,666	9,533
					190,658	38,132
					95,329	19,066

Robert D. Miller	—	—	—	—	47,666	9,533
					190,658	38,132
					95,329	19,066

Dennis C. Allen	—	—	—	—	47,666	9,533
					190,658	38,132
					95,329	19,066

(1)          The exercise price of the stock options granted to Mr. Monroe is $0.38 per share.

2008 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
James Monroe III	—	—	—	—

Fuad Ahmad	—	—	195,622	$637,728
			35,086	$112,275

Anthony Navarra	—	—	195,622	$637,728
			35,086	$112,275

Steven Bell	—	—	195,622	$637,728
			35,086	$112,275

Robert D. Miller	—	—	195,622	$637,728
			35,086	$112,275

Dennis C. Allen	—	—	195,622	$637,728
			35,086	$112,275

Pension Plan

Mr. Navarra and Mr. Ahmad are entitled to benefits under a defined benefit pension plan originally maintained by Space Systems/Loral for employees of our predecessor, among others.  The accrual of benefits in our predecessor’s segment of this plan was curtailed, or frozen, as of October 23, 2003. On June 1, 2004, the assets and frozen pension obligations of our predecessor’s segment of the plan were transferred to a new Globalstar Retirement Plan, which remains frozen.  We continue to fund the plan in accordance with Internal Revenue Code requirements, but participants are not currently accruing benefits beyond those accrued at October 23, 2003.  The estimated annual benefits payable upon retirement at normal retirement age to Mr. Navarra and Mr. Ahmad are $35,349 and $2,000 respectively. The actual amount of the estimated annual benefit depends upon a number of factors such as time of retirement, years of contributions to the Plan, final average salary, social security wage base and the election for receipt of benefit payments. The estimated annual benefits upon retirement include either a contributory benefit (for those who have enrolled in the Plan) or a non-contributory benefit or a combination of both. The non-contributory benefit equals $21 per month times the years of non-contributory service. The contributory benefit is the larger of the primary benefit formula, which factors in Social Security and a minimum benefit formula, which does not.  The assumptions for valuation of the Pension Plan are described in Note 7 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K filed on March 31, 2009.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
James Monroe III	N/A	N/A	N/A	N/A

Fuad Ahmad	Globalstar Retirement Plan	9.6	3,599	0

Anthony Navarra	Globalstar Retirement Plan	14.4	242,646	0

Steven Bell	N/A	N/A	N/A	N/A

Robert D. Miller	N/A	N/A	N/A	N/A

Dennis C. Allen	N/A	N/A	N/A	N/A

Payments Upon Termination or Change In Control

Except as described below, we have not entered into employment agreements with our executive officers, including the Named Executive Officers.  Voluntary termination of employment or retirement would not result in any payments to the Named Executive Officers beyond the amounts each would be entitled to receive under our pension and retirement plans. We pay life insurance premiums for all U.S.-based employees that would be paid (based on a multiple of salary) to the employee’s beneficiary upon death, in addition to an immediate payment of two-weeks base salary.

We also have a severance allowance applicable to all U.S.-based employees if an employee is terminated due to a reduction in force plan of ten or more positions and upon the employee’s execution of a release of claims.  Under this plan, Mr. Ahmad, Mr. Navarra, Mr. Miller and Mr. Allen would receive a lump sum payment equal to four, six, three and three week’s base salary, respectively.  As a Canadian employee without a written employment agreement, Mr. Bell will be entitled to compensation in the event of his dismissal without cause in accordance with the Canada Labour Code and Canadian common law.  Such compensation is determined at the time of dismissal and is subject to negotiation.

Vesting of shares of Common Stock awarded under the executive award agreements will accelerate upon a change of control as described above in “Compensation Discussion and Analysis — Designated Executive Award Agreements.”

Compensation of Directors

In 2008 we provided the following compensation to our non-employee Directors:

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards (2)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(g)		(h)
James Monroe III	0	0	22,620	101,259	(3)	123,879

Peter Dalton	0	28,000	22,620	0		50,620

Kenneth E. Jones	0	20,000	22,620	0		42,620

J. Patrick McIntyre	0	17,500	22,620	0		40,120

James Lynch	0	0	22,620	63,148	(3)	85,768

Richard Roberts	0	0	22,620	54,593	(3)	77,213

(1)                                    Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 relating to Common Stock compensation in accordance with SFAS 123(R). We determined the grant date fair value using the closing price of the Common Stock on the date of grant. The dates of the stock grants and the corresponding shares of Common Stock that were awarded to the non-employee Directors during 2008 are listed below:

Peter Dalton:  May 13, 2008: 4,375; August 14, 2008: 4,667 shares

Kenneth E. Jones:  May 13, 2008: 3,125; August 14, 2008: 3,334 shares

J. Patrick McIntyre:  May 13, 2008: 2,344; August 14, 2008: 3,334 shares

(2)                                    Represents the dollar amount recognized for financial statement reporting purpose for the fiscal year ended December 31, 2008 relating to option awards granted to Directors in accordance with SFAS 123(R). We determined the grant date fair value using a binomial model.

(3)                                    Represents reimbursement to Thermo for certain travel and meal expenses in connection with the services of Messrs. Monroe, Lynch and Roberts as Directors.  See “Other Information - Related Person Transactions.”

Annual Compensation for Directors.

For the first two quarters of 2008, we paid our independent directors compensation of $15,000 for their services as directors, all of which was paid in shares of Common Stock based on the closing price of Common Stock on the date of grant.  We paid the Chairman of the Audit Committee (Mr. Dalton) additional compensation of $10,000, paid in shares of Common Stock on the same basis.  On November 14, 2008, the Board approved a change in our director compensation structure.  In lieu of the last two quarterly grants of restricted stock in payment of 2008 board fees (with a total value of $15,000), and in consideration of future service on the Board through November 1, 2010, the Board granted options to each director to purchase 200,000 shares of Common Stock at an exercise price of $0.38 per share, which was the closing price of Common Stock on the date of grant.  The options were granted under the 2006 Equity Incentive Plan to all directors, including our Chairman of the Board and Chief Executive Officer.  All of the options are vested, but options with respect to 100,000 shares of Common Stock are subject to decreasing incremental risk of forfeiture until November 1, 2010 on a monthly schedule based on continued service as a director and other conditions.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report

The Compensation Committee has furnished the following report for inclusion in this Form 10-K/A.

The undersigned comprise the members of the Compensation Committee of the Company’s Board of Directors.

The Committee has reviewed and discussed the Compensation Discussion and Analysis presented above with the Company’s management.  Based upon that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

April 30, 2009	James Monroe III, Chair
Peter J. Dalton
J. Patrick McIntyre, Jr.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of 5% Holders

The following table lists all the persons who were known to be beneficial owners of five percent or more of our Common Stock, our only voting security, on April 27, 2009 based upon 129,884,144 shares outstanding as of that date.

	Amount and Nature of Beneficial Ownership
	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Percent of Class
James Monroe III Globalstar Holdings, LLC Thermo Funding Company LLC Globalstar Satellite, LP(2)	65,214,341	50.2%

Columbia Wanger Asset Management, L.P.(3)	12,786,000	9.8%

Whitebox Advisors, LLC (“WA”), Whitebox Combined Advisors, LLC (“WCA”), Whitebox Combined Partners, L.P. (“WCP”), Whitebox Combined Fund, L.P. (“WCFLP”), Whitebox Combined Fund, Ltd. (“WCFLTD”), Whitebox Convertible Arbitrage Advisors, LLC (“WCAA”), Whitebox Convertible Arbitrage Partners, L.P. (“WCAP”), Whitebox Convertible Arbitrage Fund, L.P. (“WCAFLP”) and Whitebox Convertible Fund, Ltd. (“WCAFLTD”)(4)	8,091,693	6.2%

(1)                              “Beneficial ownership” is a technical term broadly defined by the Securities and Exchange Commission (“SEC”) to mean more than ownership in the usual sense. Stock is “beneficially owned” if a person has or shares the power (a) to vote it or direct its vote or (b) to sell it or direct its sale, even if the person has no financial interest in the stock. Also, stock that a person has the right to acquire within 60 days is considered to be “beneficially owned.”  Unless otherwise noted, each person has full voting and investment power over the stock listed.

(2)                              The address of Mr. Monroe, Globalstar Holdings, LLC, Globalstar Satellite, LP and Thermo Funding Company LLC is 1735 Nineteenth Street, Denver, CO  80202.  Includes 38,640,750 shares held by Globalstar Holdings, LLC, 25,240,033 shares held by Thermo Funding Company LLC, 618,558 shares held by Globalstar Satellite, LP and 515,000 held by his trust.  Includes 200,000 vested options.   Mr. Monroe controls, either directly or indirectly, each of Globalstar Satellite, LP, Globalstar Holdings, LLC and Thermo Funding Company LLC and, therefore, is deemed the beneficial owner of the Common Stock held by these entities.

(3)                              Based on information provided by Columbia Wanger Asset Management, L.P., a registered investment adviser, in Amendment #2 to Schedule 13G filed on February 6, 2009. The address of Columbia Wanger Asset Management, L.P. is 227 W. Monroe Street, Suite 3000, Chicago, IL 60606.

(4)                              Based on information provided by WA et al. in a Schedule 13G filed on February 17, 2009.  The address of WA, WCA, WCAA, WCFLP and WCAFP is 3033 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55416.  The address of  WCP, WCAP, WCFLTD and WCAFLTD is Trident Chambers, Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands.  WA has shared voting and investment power with respect to 8,091,693 shares of Common Stock.  WCA, WCP, WCFLP and WCFLTD have shared voting and investment power with respect to 4,207,694 shares of Common Stock.   WCAA, WCAP, WCAFLP and WCAFLTD have shared voting and investment powers with respect to 3,883,999 shares of Common Stock.  The shares of Common Stock include shares of Common Stock which may be issued on conversion of our 5.75% Convertible Senior Notes due 2028.

Beneficial Ownership of Management

The following table shows the number of shares of Common Stock beneficially owned as of April 27, 2009 by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership
	Common Stock
Name of Beneficial Owner	Shares (1)	Percent of Class
James Monroe III(2)	65,214,341	50.1
Peter J. Dalton(3)	320,498	*
Kenneth E. Jones(4)	708,764	*
James F. Lynch(4)	200,000	*
J. Patrick McIntyre(4)	257,983	*
Richard S. Roberts(4)	200,000	*
Fuad Ahmad(5)	43,770	*
Anthony J. Navarra(5)	88,856	*
Steven Bell(5)	33,770	*
Robert D. Miller(5)	23,770	*
All Directors and executive officers as a group (15 persons)(3)(4)(5)	67,119,219	51.1

*Less than 1% of outstanding shares.

(1)	Unless otherwise noted, each person has full voting and investment power over the stock listed.

(2)	See Note 2 to the preceding table.

(3)	Includes 320,000 shares of Common Stock that he may acquire upon the exercise of currently exercisable stock options.

(4)	For each director, includes 200,000 shares of Common Stock that he may acquire upon the exercise of a currently exercisable stock option.

(5)

Includes an aggregate of approximately 0.1 million shares for all executive officers of restricted stock (or restricted stock units for Mr. Bell) that will vest within 60 days of April 27, 2009. Does not include an aggregate of approximately 1.2 million shares for all executive officers of restricted stock (or restricted stock units for Mr. Bell) that are subject to vesting more than 60 days after April 27, 2009.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,717,022	(1)	$0.27	3,005,983	(2)
Equity compensation plans not approved by security holders(3)	1,384,744		$9.38	0
Total	3,101,766		$4.33	3,005,983

(1)                Consists of unvested restricted stock unit grants and options granted to our Directors for their services as directors.

(2)                Consists of remaining shares of Common Stock available under the Amended and Restated 2006 Equity Incentive Plan at December 31, 2008. Pursuant to the Plan, 2,732,117 shares were automatically added to the Plan at January 1, 2009.

(3)                Consists of options granted to Peter Dalton prior to our initial public offering, and options issued as an inducement grant to an executive officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Review of Transactions

Prior to the adoption of the Related Person Transactions Policy described below, the Board reviewed and monitored any arrangements with related persons.  The related person transactions described below, except for the assumption of the credit agreement, began prior to our registration with the SEC.

On April 16, 2007, the Board adopted a written policy with respect to transactions in which we participate and related persons have a material interest.  Related persons include our  executive officers, directors, director nominees, 5% or more beneficial owners of the our Common Stock and immediate family members of these persons.  Under the policy, the Audit Committee is responsible for reviewing and approving or ratifying related person transactions that exceed $120,000 per year.  Certain related person transactions have been deemed pre-approved by the Audit Committee and do not require any other approval under the policy.  If an Audit Committee member or his or her family member is involved in a related person transaction, the member will not participate in the approval or ratification of the transaction.  In instances where it is not practicable or desirable to wait until the next meeting of the Audit

Committee for review of a related person transaction, the policy grants to the Chair of the Audit Committee (or, if the Chair or his or her family member is involved in the related person transaction, any other member of the Audit Committee) delegated authority to act between Audit Committee meetings for these purposes. A report of any action taken pursuant to delegated authority must be made at the next Audit Committee meeting.

For the Audit Committee to approve a related person transaction, it must be satisfied that it has been fully informed of the interests, relationships and actual or potential conflicts present in the transaction and must believe that the transaction is fair to us.  The Audit Committee also must believe, if necessary, that we have developed a plan to manage any actual or potential conflicts of interest.  The Audit Committee may ratify a related person transaction that did not receive pre-approval if it determines that there is a compelling business or legal reason for the company to continue with the transaction, the transaction is fair to the company and the failure to comply with the policy’s pre-approval requirements was not due to fraud or deceit.

Reportable Transactions

Services Provided by Thermo.  We and Thermo have an informal understanding that we will reimburse Thermo for expenses incurred by Messrs. Monroe, Lynch and Roberts in connection with their services to us including temporary living expenses while at our offices or traveling on its business, but for Mr. Monroe, generally excluding air travel expenses.  For the year ended December 31, 2008, such reimbursements aggregated approximately $219,000, including approximately $84,000 related to expenses for Mr. Monroe. For the year ended December 31, 2008, we recorded approximately $449,000 for general and administrative expenses incurred by Thermo on our behalf and for services provided to us by officers of Thermo. These were accounted for as a contribution to capital.  Neither Thermo nor Messrs. Monroe, Lynch or Roberts receive any fees or reimbursements other than as described above or under “Director Compensation.”

Assumption of Credit Agreement. On November 7, 2007, we, Wachovia Investment Holdings, the lenders under the credit agreement and Thermo Funding Company agreed that Thermo Funding Company would receive an assignment of all of the rights (except indemnification rights) and assume all of the obligations of Wachovia Investment Holdings and the lenders under the credit agreement.  The assignment and assumption was completed on December 17, 2007.

The credit agreement was amended and restated in connection with such assignment and assumption and further amended in December 2008.  As currently in effect, the credit agreement provides for a $100.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. At March 31, 2009, we had drawn $73.8 million and $100.0 million of the revolving credit facility and the delayed draw term loan facility, respectively.

In addition to the $200.0 million revolving and delayed draw term loan facilities, the amended and restated credit agreement permits us to incur additional term loans on an equally and ratably secured pari passu basis in an aggregate amount of up to $250.0 million (plus the amount of any reduction in the delayed draw term loan facility or prepayment of loans) from the lenders under the credit agreement or other banks, financial institutions or investment funds approved by us and the administrative agent. We have not sought commitments for these additional term loans.  We may incur these additional term loans only if in the event of default then exists and it is in pro-forma compliance with all of the financial covenants of the credit agreement.

All obligations under the credit agreement are secured by a first lien on substantially all of our assets and our domestic subsidiaries, other than FCC licenses.

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

For the year ended December 31, 2008, we incurred an aggregate of $11.9 million in interest and fees to Thermo Funding Company under the credit agreement.  Thermo Funding Company has agreed to defer payments of interest until further notice. The Company capitalized $11.9 in interest incurred during 2008 related to the loans from Thermo Funding Company.

The terms of the amended and restated credit agreement were approved by a special committee consisting of Messrs. Jones and Dalton, constituting a majority of our independent Directors.

Payments to Affiliates

In 2008, the Company purchased approximately $7.7 million of services and equipment from a company whose chairman, Ken Jones, serves as a member of the Board.

Employment of Certain Family Members

During each of the years ended December 31, 2008, 2007 and 2006, we employed, in non-executive positions, certain immediate family members of one of our executive officers, Dennis Allen. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2008, 2007 and 2006 were $0.3 million for each of the years. Mr. Allen left the employ of the Company in January 2009.

Director Independence

The Board has determined that Messrs. Dalton, Jones and McIntyre are independent directors as defined in Rule 10A-3 under the Securities Exchange Act of 1934 and in the NASDAQ Marketplace Rules.  This determination was based on the absence of any relationship known to the Board between Messrs. Dalton or McIntyre and us (other than as a director and stockholder) and the Board’s conclusion that Mr. Jones’ minority interest in Thermo United LP (described below), whose principal assets were sold before he became a director, does not affect his independence as a Director.

Mr. Jones owns a 14% limited partnership interest in Thermo United LP.  The general partner of Thermo United LP and its remaining equity are controlled by Mr. Monroe and his affiliates.  The sole asset of Thermo United LP was an approximately 78% interest in United Holdings LLC, an Oklahoma City based distributor of diesel engines, which was sold to an unaffiliated entity in January 2007, prior to Mr. Jones joining the Board.  Thermo United LP was dissolved in March 2009.

In 2008, we sold $7.7 million of our products and services to a value added reseller of which Mr. Jones is chairman. All such sales were made on our customary terms and conditions.

Item 14. Principal Accounting Fees and Services.

The accounting firm of Crowe Horwath LLP has served as our independent auditors since 2006.  We have been informed that neither Crowe Horwath LLP nor any of its partners has any direct financial interest or any material indirect financial interest in Globalstar and during the past three years has no connection therewith in the capacity of promoter, underwriter, director, officer or employee.

The Audit Committee pre-approves all audit and permissible non-audit services to be provided by the independent auditors.  Non-audit services may include audit-related services, tax services and other services not prohibited by SEC rules on auditor independence.  Pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget.  The independent auditors report periodically to the Audit Committee regarding the extent of services they provided in accordance with the Committee’s pre-approvals and the fees for services performed to date.  In 2008, the Audit Committee’s pre-approval requirement was not waived for any fees or services.  The Audit Committee determined that the non-audit services provided to us by Crowe Horwath in 2008 were compatible with maintaining their independence.

Audit Fees

The aggregate fees billed by Crowe Horwath LLP for professional services rendered for the audits of our annual financial statements were $1,327,313 in 2008 and $1,455,198 in 2007.  The fees also covered services for the related reviews of financial statements included our Registration Statement on Form S-3 for the public offering in 2008 of our 5.75% Convertible Senior Notes and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The aggregate fees billed by Crowe Horwath LLP for professional services rendered in 2007 or 2008 for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements did not include any amounts not reported under “Audit Fees” above.

Tax Fees

In 2007 and 2008, we did not pay Crowe Horwath LLP any fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Crowe Horwath LLP did not provide any products or services other than those reported in the preceding paragraphs.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date: April 30, 2009	By:	/s/ JAMES MONROE III
James Monroe III Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

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

4.3*	Amendment to First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of December 1, 2008 (Exhibit 4.3 to Form 10-K filed March 31, 2009)

10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)

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

10.5*	Amendment No. 4 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of August 15, 2006 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.6*	Amendment No. 5 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of November 20, 2007 (Exhibit 10.6 to Form 10-K filed March 31, 2009)

10.7*

Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007 (Exhibit 10.7 to Form 10-K filed March 31, 2009)

10.8*

Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008 (Exhibit 10.8 to Form 10-K filed March 31, 2009)

10.9*†	Satellite Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated November 30, 2006 (Exhibit 10.1 to Form 10-Q filed December 18, 2006)

10.10*†

Amendment No. 3 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated as of December 19, 2007 (Amendment Nos. 1 and 2 superceded by Amendment No. 3) (Exhibit 10.24 to Form 10-K filed March 17, 2008)

10.11*

Amendment No. 4 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated as of July 17, 2008 (Exhibit 10.13 to Form 10-K filed March 31, 2009)

10.12

Amendment No. 5 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated December 9, 2008 (Exhibit 10.14 to Form 10-K filed March 31, 2009)

10.13*†	Escrow Agreement by and among Globalstar, Inc., Alcatel Alenia Space France, and Société Générale as Escrow Agent dated December 21, 2006 (Exhibit 10.18 to Form 10-K filed April 2, 2007)

10.14*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)

10.15*†	Authorization to Proceed by and among Globalstar, Inc. and Thales Alenia Space France (formerly Alcatel Alenia Space France) dated January 8, 2008 (Exhibit 10.25 to Form 10-K filed March 17, 2008)

10.16*†	Spectrum Manager Lease Agreement between Globalstar Licensee LLC and Open Range Communications, Inc. dated as of October 31, 2007 (Exhibit 10.3 to Form 10-Q filed May 12, 2008)

10.17*†	Amendment Nos. 1-3 to Spectrum Manager Lease Agreement between Globalstar Licensee LLC and Open Range Communications, Inc. dated as of November 26, 2008

(Exhibit 10.17 to Form 10-K filed March 31, 2009)

10.18*†	Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of September 5, 2007 (Exhibit 10.1 to Form 10-Q filed November 14, 2007)

10.19†	Amendment No. 1 to Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of July 5, 2008 (Exhibit 10.19 to Form 10-K filed March 31, 2009)

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

10.22*	First Amendment to Second Amended and Restated Credit Agreement by and among Thermo Funding Company LLC and Globalstar, Inc. dated December 18, 2008 (Exhibit 10.22 to Form 10-K filed March 31, 2009)

10.23*

Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)

10.24*

Amendment to Share Lending Agreement by and among Globalstar, Inc. and Merrill Lynch International (through Merrill Lynch, Pierce, Fenner & Smith Incorporated) dated as of December 18, 2008 (Exhibit 10.24 to Form 10-K filed March 31, 2009)

10.25*

Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)

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

10.30*	Non-Qualified Stock Option Award Agreement betweem Globalstar, Inc. and Peter J. Dalton (Exhibit 10.18 to Form S-1, Amendment No. 5, filed October 27, 2006)

10.31*	Form of Designated Executive Award Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 10-Q filed August 14, 2007)

10.32*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.33*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.34*	Letter Agreement between Globalstar, Inc. and Thomas M. Colby dated May 1, 2008 (Exhibit 10.3 to Form 10-Q filed August 11, 2008)

10.35*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

21.1*	Subsidiaries of Globalstar, Inc. (Exhibit 21.1 to Form 10-K filed March 31, 2009)

23.1*	Consent of Crowe Horwath LLP (Exhibit 23.1 to Form 10-K filed March 31, 2009)

24.1*	Power of Attorney (included as part of signature page to Form 10-K filed March 31, 2009)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

* Incorporated by reference.

† Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.