Form 10-K/A
period 2008-12-31
Globalstar, Inc.
filed 2009-05-11
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

FORM 10-K/A

For the Fiscal Year Ended December 31, 2008

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Globalstar, Inc. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 and amended to include Part III information in accordance with General Instruction G.3 on April 30, 2009. This Amendment is being filed to amend and restate Item 13. Certain Relationships and Related Transactions, and Director Independence in its entirety to correct a typographical error under the heading “Director Independence” and to provide currently-dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

Director Independence

The Board has determined that Messrs. Dalton, Jones and McIntyre are independent directors as defined in Rule 10A-3 under the Securities Exchange Act of 1934 and in the NASDAQ Marketplace Rules.  This determination was based on the absence of any relationship known to the Board between Messrs. Dalton or McIntyre and us (other than as a director and stockholder) and the Board’s conclusion that Mr. Jones’ minority interest in Thermo United LP, whose principal assets were sold before he became a director, and our equipment purchases from a company where he serves as chairman (as described below) do not affect his independence as a Director.

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

In 2008, we purchased $7.7 million of services and equipment from a company of which Mr. Jones is chairman. All such sales were made on customary terms and conditions.

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date: May 11, 2009	By:	/s/ JAMES MONROE III
James Monroe III
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

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

10.12*

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

10.18*†	Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of September 5, 2007 (Exhibit 10.1 to Form 10-Q filed November 14, 2007)

10.19*†	Amendment No. 1 to Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of July 5, 2008 (Exhibit 10.19 to Form 10-K filed March 31, 2009)

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