Form 10-Q
period 2009-03-31
Globalstar, Inc.
filed 2009-05-11
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of May 5, 2009, 130,544,872 shares of Common Stock, par value $0.0001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenue:
Service revenue	$11,131	$16,010
Subscriber equipment sales	4,032	6,124
Total revenue	15,163	22,134
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	10,408	7,475
Cost of subscriber equipment sales	2,995	5,045
Marketing, general, and administrative	13,977	15,748
Depreciation and amortization	5,424	5,418
Total operating expenses	32,804	33,686
Operating loss	(17,641)	(11,552)
Other income (expense):
Interest income	128	1,368
Interest expense	(240)	(997)
Interest rate derivative loss	—	(3,539)
Other	(3,975)	8,251
Total other income (expense)	(4,087)	5,083
Loss before income taxes	(21,728)	(6,469)
Income tax expense	30	166
Net loss	$(21,758)	$(6,635)
Loss per common share:
Basic	$(0.17)	$(0.08)
Diluted	(0.17)	(0.08)
Weighted-average shares outstanding:
Basic	128,608	82,448
Diluted	128,608	82,448

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2009	December 31, 2008
		As Adjusted – Note 1
ASSETS
Current assets:
Cash and cash equivalents	$3,043	$12,357
Accounts receivable, net of allowance of $5,566 (2009) and $5,205 (2008)	6,287	10,075
Inventory	53,323	55,105
Advances for inventory	9,182	9,314
Prepaid expenses and other current assets	5,406	5,565
Total current assets	77,241	92,416

Property and equipment, net	735,178	642,264
Other assets:
Restricted cash	15,667	57,884
Other assets, net	16,745	15,670
Total assets	$844,831	$808,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,602	$28,370
Accrued expenses	35,210	29,998
Payables to affiliates	3,388	3,344
Deferred revenue	20,076	19,354
Current portion of long term debt	21,763	33,575
Total current liabilities	138,039	114,641

Borrowings under revolving credit facility	73,800	66,050
Long term debt	193,107	172,295
Employee benefit obligations, net of current portion	4,786	4,782
Other non-current liabilities	16,840	13,713
Total non-current liabilities	288,533	256,840

Ownership equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized, issued and outstanding — none	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized, 129,885 shares issued and outstanding at March 31, 2009 and 136,606 shares issued and outstanding at December 31, 2008	13	14
Additional paid-in capital	466,993	463,822
Accumulated other comprehensive income (loss)	(6,210)	(6,304)
Retained deficit	(42,537)	(20,779)
Total ownership equity	418,259	436,753

Total liabilities and shareholders’ equity	$844,831	$808,234

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(21,758)	$(6,635)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,424	5,418
Interest rate derivative loss	—	3,539
Stock-based compensation expense	3,006	3,681
Accretion of debt discount on 5.75% Senior Convertible Notes	1,125	—
Loss on disposal of fixed assets	—	80
Provision for bad debts	444	812
Interest income on restricted cash	(111)	(1,223)
Contribution of services	126	112
Amortization of deferred financing costs	83	4
Loss in equity method investee	218	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,294	(1,429)
Inventory	694	(5,177)
Advances for inventory	(68)	(217)
Prepaid expenses and other current assets	174	588
Other assets	276	7
Accounts payable	2,081	(198)
Payables to affiliates	14	(336)
Accrued expenses and employee benefit obligations	454	(495)
Other non-current liabilities	(192)	—
Deferred revenue	2,591	(111)
Net cash used in operating activities	(2,125)	(1,580)
Cash flows from investing activities:
Spare and second-generation satellites, ground and launch costs	(57,570)	(67,499)
Property and equipment additions	(778)	(2,660)
Proceeds from sale of property and equipment	—	146
Investment in businesses	(145)	—
Cash acquired on purchase of subsidiary	—	1,839
Restricted cash	39,099	(41,148)
Net cash used in investing activities	(19,394)	(109,322)
Cash flows from financing activities:
Proceeds from revolving credit loan	7,750	—
Borrowings from long term debt	—	100,000
Deferred financing cost payments	(49)	—
Reduction in derivative margin account balance requirements	—	(4,000)
Net cash from financing activities	7,701	96,000
Effect of exchange rate changes on cash	4,504	(8,186)
Net decrease in cash and cash equivalents	(9,314)	(23,088)
Cash and cash equivalents, beginning of period	12,357	37,554
Cash and cash equivalents, end of period	$3,043	$14,466
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,140	$1,646
Income taxes	$31	$56
Supplemental disclosure of non-cash financing and investing activities:
Accrued launch costs and second-generation satellites costs	$31,122	$28,687
Capitalization of accrued interest for spare and second-generation satellites and launch costs	$1,047	$1,862
Fair value of assets acquired on purchase of subsidiary	$—	$19,928
Fair value of liabilities assumed on purchase of subsidiary	$—	$13,211
Vendor financing of second-generation Globalstar System	$7,875	$—
Conversion of Note Receivable to equity in investee company	$3,032	—
Accrued deferred financing costs	$1,287	—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year or any future period. Globalstar’s results of operations are subject to seasonal usage changes. The months of April through October are typically peak months for service revenues and equipment sales. Government customers in North America tend to use Globalstar’s services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation.

Globalstar operates in one segment, providing voice and data communication services via satellite. As a result, all segment-related financial information required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131, is included in the consolidated financial statements.

Other income (expense) includes foreign exchange transaction gains (losses) of $(3.9) million for the three months ended March 31, 2009, and $8.2 million for the three months ended March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 initially was to be effective for the Company on January 1, 2008. However, on February 12, 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. On January 1, 2009, the Company adopted the provisions of SFAS No. 157. This adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires a company to convey better the purpose of derivative use in terms of the risks that it is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 161. See Note 11 for the Company’s disclosures about its derivative instruments.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective retroactively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is applied to both new and previously issued convertible debt instruments. The Company adopted FSP APB 14-1 on January 1, 2009. The adoption of FSP APB 14-1 changed the Company’s full-year 2008 Consolidated Statements of Operations because the gains associated with conversions and exchanges of the 5.75% Convertible Senior Notes (the “Notes”) in 2008 were recorded in stockholders’ equity prior to adoption of this standard. The adoption of FSP APB 14-1 had no impact on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2008 because the Company did not issue the Notes until April 2008. The Company capitalized the interest associated with the accretion of debt discount recorded in connection with the adoption of FSP APB 14-1, which resulted in an increase to property and equipment. The following tables present the effect of the adoption of FSP APB 14-1 on the Company’s affected Balance Sheet items as of December 31, 2008:

	As of December 31, 2008
	As Originally	Effect of	As
	Reported	Change	Adjusted
	(in thousands)
Balance Sheet:
Property and equipment, net	$636,362	$5,902	$642,264
Other assets	16,376	(706)	15,670
Long-term debt	195,429	(23,134)	172,295
Additional paid-in capital	488,343	(24,521)	463,822
Retained deficit	$(73,630)	$52,851	$(20,779)

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 31, 2009. The Company plans to adopt the provisions of this FSP and provide these disclosures during the second quarter of 2009, however, it does not expect the adoption to have a material effect on its results of operations or financial position.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amend existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSPs require an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSPs expand and increase the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt these FSPs in the second quarter of 2009; however, it does not expect the adoption to have a material effect on its results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter of 2009, however, does not expect the adoption to have a material effect on its results of operations or financial position.

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

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(21,758)	128,608	$(0.17)	$(6,635)	82,448	$(0.08)

For the three-month periods ended March 31, 2009 and 2008, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

Shares issued under the Share Lending Agreement (17.3 million shares outstanding at March 31, 2009) are included in the computation of earnings per share (Note 12).

Note 3: Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008
		As Adjusted – Note 1
Globalstar System:
Space component	$132,982	$132,982
Ground component	26,161	26,154
Second-generation satellites, ground and related launch costs	614,025	516,530
Furniture and office equipment	17,222	16,872
Land and buildings	3,831	3,810
Leasehold improvements	681	687
Construction in progress	1,263	958
	796,165	697,993
Accumulated depreciation	(60,987)	(55,729)
	$735,178	$642,264

Property and equipment consists of an in-orbit satellite constellation (including eight spare satellites launched in 2007), ground equipment, second-generation satellites under construction and related launch costs, second-generation ground component and support equipment located in various countries around the world.

On November 30, 2006, the Company entered into a contract with Thales Alenia Space (formerly known as Alcatel Alenia Space France) to construct 48 low-earth orbit satellites. The total contract price, including subsequent additions, is approximately €670.3 million (approximately $893.4 million at a weighted average conversion rate of €1.00 = $1.3328 at March 31, 2009) including approximately €146.8 million which was paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940. The contract requires Thales Alenia Space to commence delivery of satellites in the third quarter of 2009, with deliveries continuing until 2013 unless Globalstar elects to accelerate delivery. At March 31, 2009, $5.3 million was held in escrow to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation. Funds that the Company deposits into the escrow account to support this contract will be used to make payments under this contract in the future. At the Company’s request, Thales Alenia Space presented a plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration would range from approximately €6.7 million to €13.4 million ($8.8 million to $17.7 million at €1.00 = $1.3208).  In 2007, the Company authorized the first two portions of the Thales’ four-part sequential plan with an additional cost of €4.1 million ($5.7 million at €1.00 = $1.4022). However, due to revisions in the construction schedule in 2009 requested by the Company at an initial cost of $2.0 million, the potential gains from this acceleration may not be fully achieved.  Accordingly, the Company cannot provide assurance that any acceleration will occur, and the Company now believes that it will not commence deploying its second-generation satellites prior to 2010.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. This agreement complements the second-generation satellite construction contract between Globalstar and Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.2 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4212) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. Globalstar has the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If Globalstar terminates the contract, it must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within 60 days of the due date, Globalstar will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling Globalstar to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions.

On September 5, 2007, the Company and Arianespace (the “Launch Provider”) entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider will make four launches of six satellites each, and the Company has the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $216.1 million. On July 5, 2008, the Company amended its agreement with its Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8.5% to 12% and become payable one month from the corresponding launch date. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures” for a schedule of the payments to the Launch Provider. The launch window for the first four launches ranges from the first quarter of 2010 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by the Company or the Launch Provider may result in adjustments to the payment schedule.

To augment its existing satellite constellation, the Company successfully launched eight spare satellites in two separate launches of four satellites each on May 29, 2007 and October 21, 2007. The Company no longer has any spare satellites remaining to be launched.  All of the eight spare satellites had been placed into service and were handling call traffic as of June 30, 2008.

On May 14, 2008, the Company and Hughes Network Systems, LLC (“Hughes”) entered into an agreement under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The RANs, when completed, will be covered by a limited one-year warranty, with an option for the Company to extend the warranty. The agreement contains customary arbitration and indemnification provisions. Future costs associated with certain projects under this contract will be capitalized once the Company has determined that technological feasibility has been achieved on these projects. As of March 31, 2009, the Company had made payments of $5.9 million under this contract and expensed $1.8 million of these payments and capitalized $4.1 million under second-generation ground component.

On October 8, 2008, the Company signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link the Company’s radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway. The agreement represents the final significant ground network infrastructure component for the Company’s next-generation of advanced IP-based satellite voice and data services.

As of March 31, 2009 and December 31, 2008, capitalized interest recorded was $43.7 million and $37.4 million, respectively. Interest capitalized during the three months ended March 31, 2009 and 2008 was $6.3 million and $2.9 million, respectively. Depreciation expense for each of the three months ended March 31, 2009 and 2008 was $5.4 million.

Note 4: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions, excluding interest, and are comprised of the following (in thousands):

	March 31, 2009	December 31, 2008

QUALCOMM	$2,564	$2,498
Others	824	846
	$3,388	$3,344

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three months ended March 31, 2009 and 2008, total expenses were approximately $44,000 and $29,000, respectively.

For the three-month periods ended March 31, 2009 and 2008, the Company also recorded approximately $127,000 and $112,000, respectively, of non-cash expenses related to services provided by two executive officers of Thermo and the Company who receive no compensation from the Company, which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

Note 5: Other Related Party Transactions

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with QUALCOMM. Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 7.5% to 25% of the total order as advances for inventory.  As of March 31, 2009 and December 31, 2008, total advances to QUALCOMM for inventory were $9.2 million. As of March 31, 2009 and December 31, 2008, the Company had outstanding commitment balances of approximately $49.4 million. On October 28, 2008, the Company amended its agreement with QUALCOMM to extend the term for 12 months and defer delivery of mobile phones and related equipment until April 2010 through July 2011.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. See Note 12.

During the three-month period ended March 31, 2009, the Company purchased approximately $1.4 million of services and equipment from a company whose chairman serves as a member of the Company’s board of directors.

Purchases and other transactions with Affiliates

Total purchases and other transactions from affiliates, excluding interest, are as follows (in thousands):

	Three months ended March 31,
	2009	2008

QUALCOMM	$609	$2,881
Other affiliates	1,478	1,465
Total	$2,087	$4,346

Note 6: Income Taxes

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

On January 1, 2009, the Company adopted FSP APB 14-1, which was effective retrospectively. Prior to the adoption of FSP APB 14-1, the Company had recorded the net tax effect of the conversions and exchanges of the Company’s 5.75% Convertible Senior Notes due 2028 (the “Notes”) (See Note 12) during the fourth quarter of 2008 against additional-paid-in-capital and reduced its deferred tax assets at December 31, 2008. The adoption of FSP APB 14-1 resulted in the Company recording a gain from the exchanges and conversions of the Notes and reversing the charge taken to additional-paid-in-capital and deferred tax assets. The Company established a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2008, the Company had established valuation allowances of approximately $125.5 million. Accordingly, at December 31, 2008, net deferred tax assets were $0.

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

Note 7: Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in shareholders’ equity. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The following are the components of comprehensive loss (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(21,758)	$(6,635)
Other comprehensive income:
Foreign currency translation adjustments	94	(1,865)

Total comprehensive loss	$(21,664)	$(8,500)

Note 8: Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. Approximately, less than  0.1 million and 0.8 million restricted stock awards and restricted stock units (including grants to both employees and executives) were granted during the three-month periods ended March 31, 2009 and 2008, respectively. In January 2009, 2.7 million shares of the Company’s Common Stock were added to the shares available for issuance under the Equity Plan. Under the various management incentive plans, the Company expects to issue additional shares of its Common Stock equivalent to approximately $7.3 million to employees and executives during the second or third quarter of 2009.

Note 9: Litigation and Other Contingencies

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

IPO Securities Litigation.  On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its CEO and CFO in the Southern District of New York alleging that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. On September 30, 2008, the court granted the Company’s motion to dismiss the plaintffs’ Second Amended Complaint with prejudice. Plaintiffs filed a notice of appeal to the U.S. Second Circuit Court of Appeals. Plaintiffs (now appellants) filed their brief on January 29, 2009, and the Company’s responsive brief was filed March 30, 2009.

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

Appeal of FCC S-Band Sharing Decision.  This case is Sprint Nextel Corporation’s petition in the U.S. Court of Appeals for the District of Columbia Circuit for review of, among others, the FCC’s April 27, 2006, decision regarding sharing of the 2495-2500 MHz portion of the Company’s radiofrequency spectrum. This is known as “The S-band Sharing Proceeding.” The Court of Appeals has granted the FCC’s motion to hold the case in abeyance while the FCC considers the petitions for reconsideration pending before it. The Court has also granted the Company’s motion to intervene as a party in the case. The Company cannot determine when the FCC might act on the petitions for reconsideration.

Appeal of FCC L-Band Decision.  On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking. In the Report and Order (“R&O”) portion of the decision, the FCC effectively decreased the L-band spectrum available to the Company while increasing the L-band spectrum available to Iridium Satellite by 2.625 MHz. On February 5, 2008, the Company filed a notice of appeal of the FCC’s decision in the U.S. Court of Appeals for the D.C. Circuit. Briefs were filed and oral argument was held on February 17, 2009. On May 1, 2009, the court issued a decision denying the Company’s appeal and affirming the FCC’s decision. The Company is considering its further options.

Appeal of FCC ATC Decision.  On October 31, 2008, the FCC issued an Order granting the Company modified Ancillary Terrestrial Component (“ATC”) authority. The modified authority allows the Company and Open Range Communications, Inc. to implement their plan to roll out ATC service in rural areas of the United States. On December 1, 2008, Iridium Satellite filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit for review of the FCC’s Order. On the same day, CTIA-The Wireless Association petitioned the FCC to reconsider its Order. The court has granted the FCC’s motion to hold the appeal in abeyance pending the FCC’s decision on reconsideration.

Patent Infringement.  On July 2, 2008, the Company’s subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the Spot Satellite Personal Tracker violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, has assumed responsibility for managing the case under an indemnity agreement with the Company and Spot LLC. Axonn was unable to negotiate a mutually acceptable settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and the Company in the U.S. District Court for the Southern District of California. The Company has filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent, which is now underway.

YMax Communications Corp. v. Globalstar, Inc. and Spot LLC.  On May 6, 2009, YMax Communications Corp. filed a patent infringement complaint against the Company and its subsidiary, Spot LLC, in the Delaware U.S. District Court (Civ. Action No. 09-329) alleging that the SPOT Satellite GPS Messenger service infringes a patent for which YMax is the exclusive licensee. The complaint follows on the heels of an exchange of correspondence between the Company and YMax in which the Company endeavored to explain why the SPOT service does not infringe the YMax patent. Globalstar’s answer to the complaint is due on May 26. The Company does not believe that the complaint has merit and  intends to defend itself vigorously.

Sales and Use Tax.  The Company is under a sales and use tax examination by the California Board of Equalization for tax years ended 2005, 2006 and 2007. The Company believes that the amount accrued on its books related to sales and use tax contingency is adequate.

Note 10: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Service:
United States	$6,482	$8,330
Canada	2,837	5,771
Central and South America	1,147	1,045
Europe	590	657
Others	75	207
Total service revenue	11,131	16,010
Subscriber equipment:
United States	1,523	2,545
Canada	1,377	2,328
Central and South America	324	831
Europe	221	385
Others	587	35
Total subscriber equipment revenue	4,032	6,124

Total revenue	$15,163	$22,134

Note 11: Interest Rate Derivative

In July 2006, in connection with entering into its credit agreement, which provides for interest at a variable rate (Note 12), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The fair value of the interest rate swap agreement as measured on a recurring basis as of March 31, 2008 was $9.5 million and was reported under “Other Current Liabilities” on the Balance Sheet. The decline in fair value for the three months ended March 31, 2008, of approximately $3.5 million, was charged to “Interest rate derivative loss” in the accompanying Consolidated Statements of Operations. The  Company terminated the interest rate swap agreement on December 10, 2008, requiring the Company to make a payment of approximately $9.2 million.

Note 12: Borrowings

Current portion of long term debt

Current portion of long term debt consists of $21.8 million and $33.6 million due to the Company’s vendors under vendor financing agreements at March 31, 2009 and December 31, 2008, respectively. Details of vendor financing agreements are described later in this Note.

Long Term Debt:

Long term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008 As Adjusted – Note 1
Amended and Restated Credit Agreement:
Term Loan	$100,000	$100,000
Revolving credit loans	73,800	66,050
Total Borrowings under Amended and Restated Credit Agreement	173,800	166,050
5.75% Convertible Senior Notes due 2028	49,795	48,670
Vendor Financing (long term portion)	43,312	23,625
Total long term debt	$266,907	$238,345

Amended and restated credit agreement

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. On December 18, 2008, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement with Thermo Funding, as lender and administrative agent, to increase the amount available to Globalstar under the revolving credit facility from $50.0 million to $100.0 million. The credit agreement as currently in effect provides for a $100.0 million revolving credit facility and a $100.0 million delayed draw term loan facility. As of March 31, 2009, the Company had drawn $73.8 million of the revolving credit facility and the entire $100.0 million delayed draw term loan facility was outstanding. As of December 31, 2008, the Company had drawn $66.1 million of the revolving credit facility and the entire $100.0 million delayed draw term loan facility was outstanding.

All loans will mature on December 31, 2012.  Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or Federal Funds rate plus 3.25% to 3.75%.  The delayed draw term loan bears interest at either 5% plus the greater of the prime rate and the Federal Funds rate plus 0.5%, or LIBOR plus 6%.  The delayed draw term loan facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during the three months ended March 31, 2009 and 2008 were less than $0.1 million, $0.2 million, respectively. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The Company terminated this interest rate swap agreement on December 10, 2008 (see Note 11). The loans may be prepaid without penalty at any time. On September 29, 2008, the Company and Thermo agreed that, effective May 26, 2008, all payment of interest on the debt will be deferred until 45 days after Thermo provides notice that the interest is then payable. Interest accrues on this outstanding interest at the same rate as the underlying loan and was compounded on December 31, 2008 and annually thereafter.

The credit agreement limits the amount of the Company’s capital expenditures, requires the Company to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after the Company places 24 of its second-generation satellites into service and at the end of each fiscal quarter thereafter, the Company must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. The Company was in compliance with the debt covenants at March 31, 2009.

5.75% Convertible Senior Notes due 2028

On April 10, 2008, the Company entered into an Underwriting Agreement (the “Convertible Notes Underwriting Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. (together, the “Convertible Notes Underwriters”) relating to the sale by the Company of $135.0 million aggregate principal amount of the Notes. Pursuant to the Convertible Notes Underwriting Agreement, the Company granted the Convertible Notes Underwriters a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Notes solely to cover over-allotments, if any.

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

In accordance with the Pledge Agreement, the Company placed approximately $25.5 million of the proceeds of the offering of the Notes in an escrow account with the Escrow Agent. The Escrow Agent invests funds in the escrow account in government securities and, if the Company does not elect to make the payments from its other funds, the funds in the escrow account will be used to make the first six scheduled semi-annual interest payments on the Notes. Pursuant to the Pledge Agreement, the Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At March 31, 2009, the balance in the escrow account was $10.3 million.

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

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2028. Holders may convert their Notes into shares of Common Stock, subject to the Company’s option to deliver cash in lieu of all or a portion of the shares. The Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment in the manner set forth in the Supplemental Indenture. The conversion rate may not exceed 240.9638 shares of Common Stock per $1,000 principal amount of Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of Notes who convert their Notes prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the Notes being converted.

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

Conversion of Convertible Senior Notes

In 2008, holders of $36.0 million aggregate principal amount of Notes, or 24% of the Notes originally issued, submitted notices of conversion to the trustee in order to convert their Notes into Common Stock. The Company also entered into agreements with holders of an additional $42.2 million aggregate principal amount of Notes, or 28% of the Notes originally issued, to exchange their Notes for a combination of Common Stock and cash. The Company has issued approximately 23.6 million shares of its Common Stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted Notes, which was paid from funds in an escrow account for the benefit of the holders of Notes. In the exchanges, Note holders received additional consideration in the form of cash payments or additional shares of the Company’s Common Stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of Notes remained outstanding at March 31, 2009.

Common Stock Offering and Share Lending Agreement

Concurrently with the offering of the Notes, on April 10, 2008, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), through Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Borrower (in such capacity, the “Borrowing Agent”), pursuant to which the Company agreed to lend up to 36,144,570 shares of Common Stock (the “Borrowed Shares”) to the Borrower, subject to certain adjustments set forth in the Share Lending Agreement, for a period ending on the earliest of (i) the date the Company notifies the Borrower in writing of its intention to terminate the Share Lending Agreement at any time after the entire principal amount of the Notes ceases to be outstanding and the Company has settled all payments or deliveries in respect of the Notes (as the settlement may be extended pursuant to market disruption events or otherwise pursuant to the Indenture), whether as a  result of conversion, redemption, repurchase, cancellation, at maturity or otherwise, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to the Company.  The only exception would be that, if pursuant to a merger, recapitalization or reorganization, the Borrowed Shares were exchanged for or converted into cash, securities or other property (“Reference Property”), the Borrower would return the Reference Property.  Upon the conversion of Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to the Company. At the Company’s election, the Borrower may remit cash equal to the market value of the corresponding Borrowed Shares instead of returning to the Company the Borrowed Shares otherwise required by conversions of Note.

On April 10, 2008, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of Common Stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of Common Stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The sale of the Borrowed Shares was registered under the S-3 (33-149798).  The Company used two prospectus supplements for the transaction, one for the sale of the Notes (and the underlying Common Stock) and the other for the sale of the Borrowed Shares.  The Company filed the prospectus supplement for the sale of the Borrowed Shares pursuant to Rule 424(b) (3) on April 2, 2008 and pursuant to Rule 424(b) (5) on April 14, 2008.  Hence the Borrowed Shares are free trading shares. At March 31, 2009, approximately 17.3 million Borrowed Shares remained outstanding.

The Company will not receive any proceeds from the sale of the Borrowed Shares pursuant to the Share Lending Agreement but will receive a nominal lending fee of $0.0001 per share for each share of Common Stock that it loans to the Borrower pursuant to the Share Lending Agreement. The Borrower will receive all of the proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement. At the Company’s election, the Borrower may remit cash equal to the market value of the corresponding Borrowed Shares instead of returning the Borrowed Shares due back to the Company as a result of conversions by Note holders. See below.

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

On December 18, 2008, the Company entered into Amendment No. 1 to Share Lending Agreement with the Borrower and the Borrowing Agent. Pursuant to Amendment No.1, the Company has the option to request the Borrower to deliver cash instead of returning Borrowed Shares upon any termination of loans at the Borrower’s option, at the termination date of the Share Lending Agreement or when the outstanding loaned shares exceed the maximum number of shares permitted under the Share Lending Agreement.  The consent of the Borrower is required for any cash settlement, which consent may not be unreasonably withheld, subject to the Borrower’s determination of applicable legal, regulatory or self-regulatory requirements or other internal policies. Any loans settled in shares of Company Common Stock will be subject to a return fee based on the stock price as agreed by the Company and the Borrower.  The return fee will not be less than $0.005 per share or exceed $0.05 per share.

As a result of this amendment, the Company believes that, under generally accepted accounting principles in the United States as currently in effect, the approximately 17.3 million Borrowed Shares outstanding at March 31, 2009 under the Share Lending Agreement will be considered outstanding for the purpose of computing and reporting its earnings per share. Prior to this amendment, the Borrowed Shares were not considered outstanding for the purpose of computing and reporting our earnings per share due to the substantial elimination of the economic dilution due to contractual provisions, that otherwise would have resulted from the issuance of the Borrowed Shares.

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

The Company adopted FSP APB 14-1 on January 1, 2009, and it is applied on a retrospective basis. FSP APB 14-1 calls for a separation of the liability and equity components of the convertible debt instrument. The carrying amount of the liability component is computed by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component is represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is recorded as debt discount and is amortized to interest cost using the interest method over a period of five years. The adoption of FSP APB 14-1 resulted in a decrease in the Company’s long-term debt of approximately $23.1 million; an increase in its stockholders’ equity of approximately $28.3 million; and an increase in its net property, plant and equipment of approximately $5.9 million as of December 31, 2008.The adoption of FSP APB 14-1 changed the Company’s full year 2008 Consolidated Statement of Operations, because the gains associated with conversions and exchanges of Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. The adoption of FSP APB 14-1 had no impact on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2008 because the Company did not issue the Notes until April 2008. At March 31, 2009 and December 31, 2008, the remaining term for amortization associated with debt discount was approximately 48 and 51 months, respectively. The annual effective interest rate utilized for the amortization of debt discount during the three months ended March 31, 2009 was 9.17%. The interest cost associated with the coupon rate on the Notes and the corresponding debt discount amortized during the three months ended March 31, 2009, was $1.0 million and $1.1 million, respectively, all of which was capitalized. The carrying amount of the equity and liability component, as of March 31, 2009 and December 31, 2008, is presented below (in thousands):

	March 31, 2009	December 31, 2008

Equity	$54,675	$54,675
Liability:
Principal	71,804	71,804
Unamortized debt discount	(22,009)	(23,134)
Net carrying amount of liability	$49,795	$48,670

Vendor Financing

In July 2008 the Company amended its agreement with its Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8.5% to 12%.

In September 2008 the Company amended its agreement with Hughes for the construction of its RAN ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be a part of the UTS in various next-generation Globalstar devices. Under the amended terms, the Company deferred certain payments due under the contract in 2008 and 2009 to December 2009. The deferred payments will incur annual interest at 10%.

At March 31, 2009, the aggregate amount due which had been deferred for payment was $66.8 million (of which $21.8 million is shown as “Current portion of long term debt” on the Consolidated Balance Sheet).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to obtain additional financing, our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Part II. Item 1A. Risk Factors in this Report or incorporated by reference into this Report, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

This “Management’s Discussion and Analysis of Financial Condition” should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition” and information included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Nonetheless, as further described under “Risk Factors,” in our Annual Report on Form 10-K filed on March 31, 2009, we face a number of challenges and uncertainties, including:

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

The decline in the quality of two-way communication does not affect adversely our one-way Simplex data transmission services, including our SPOT satellite GPS messenger products and services, which utilize only the L-band uplink from a subscriber’s Simplex terminal to the satellites. The signal is transmitted back down from the satellites on our C-band feeder links, which are functioning normally, not on our S-band service downlinks.

We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations. Among other things, we requested Thales Alenia Space to present a four-part sequential plan for accelerating delivery of the initial 24 satellites of our second-generation constellation by up to four months. To date, we have accepted the first two portions of this plan. However due to revisions in the construction schedule in 2009 requested by us at an initial cost of $2.0 million, the potential gains from this acceleration may not be fully achieved.  Accordingly, we cannot provide assurance that any acceleration will occur, and we now believe that we will not commence deploying our second-generation satellites prior to 2010. See “Part I, Item 1A. Risk Factors—Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability” of our Annual Report on Form 10-K filed on March 31, 2009.

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

•                  Technological changes.  It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 87% of our total assets at March 31, 2009 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

Capital expenditures.  We have incurred significant capital expenditures during 2007 through March 31, 2009 and we expect to incur additional significant expenditures through 2013 under the following commitments:

•                  We estimate that procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.26 billion (at a weighted average conversion rate of €1.00=$1.3168 and excluding launch costs for the second 24 satellites, internal costs and capitalized interest), which we expect will be reflected in capital expenditures through 2013. The following obligations are included in this amount:

•                  In November 2006, we entered into a contract with Thales Alenia Space for the construction of our second-generation constellation. The total contract price, including subsequent additions, will be approximately €670.3 million (approximately $893.4 million at a weighted average conversion rate of €1.00 = $1.3328 at March 31, 2009, including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately €294.2 million (approximately $394.3 million) through March 31, 2009 under this contract. At our request, Thales Alenia Space presented to us a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration would range from approximately €6.7 million to €13.4 million ($8.8 million to $17.7 million at € 1.00 = $1.3208 at March 31, 2009). In 2007, we accepted the first two portions of the Thales four-part sequential acceleration plan with an additional cost of €4.1 million ($5.7 million at €1.00 = $1.4022). However, in 2009, due to changes in the construction schedule, the potential gains from this acceleration will not be fully achieved.

•                  In March 2007, we entered into a €9.2 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4212) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. We have made aggregate payments under this contract of approximately €8.2 million (approximately $11.8 million) through March 31, 2009.

•                  In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $216.1 million. On July 5, 2008, we amended our agreement with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8.5% to 12% and become payable one month before the corresponding launch date. We have made aggregate payments under this contract of approximately $26.3 million through March, 31, 2009.

•                  On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. We have made aggregate payments under this contract of approximately $5.9 million through March 31, 2009. We expensed $1.8 million of these payments and capitalized $4.1 million as second-generation ground component.

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

During the first quarter of 2009, we adopted various cost cutting measures, including reducing worldwide labor and non-labor costs. We will continue to assess our operations and may continue to reduce costs by eliminating additional labor costs that we deem necessary to reduce further our negative cash flow in the short term. We cannot assure you that any additional cost cutting measures will be adopted.

See “Liquidity and Capital Resources” for a discussion of our requirements and resources for funding these capital expenditures.

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

Simplex Products (Personal Tracking Services and Emergency Messaging).  In early November 2007, we introduced the SPOT satellite GPS messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google Maps™. The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. We are continuing to work on second-generation SPOT-like applications.

•                  SPOT Satellite GPS Messenger Addressable Market

We believe the addressable market for our SPOT satellite GPS messenger products and services in North America alone is approximately 50 million units primarily made up of outdoor enthusiasts. Our objective is to capture 2-3% of that market in the next few years. The reach of our Simplex System, on which our SPOT satellite GPS messenger products and services rely, covers approximately 60% of the world population. We intend to market our SPOT GPS satellite messenger products and services aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

•                  SPOT Satellite GPS Messenger Pricing

We intend the pricing for SPOT satellite GPS messenger products and services and equipment to be very attractive in the consumer marketplace. Annual service fees, depending whether they are for domestic or international service, currently range from $99.99 to approximately $131.00 for our basic level plan, and $149.98 to approximately $182.00 with additional tracking capability. The equipment is sold to end users at $149.99 to approximately $264.00 per unit (subject to foreign currency rates). Our distributors set their own retail prices for SPOT satellite GPS messenger equipment and service.

•                  SPOT Satellite GPS Messenger Distribution

We are distributing and selling our SPOT satellite GPS messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of “Big Box” retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy Canada, Big 5 Sporting Goods, Big Rock Sports, Cabela’s, Campmor, Costco, Joe’s Sport, London Drug, Outdoor and More, Gander Mountain, REI, Sportsman’s Warehouse, The Source by Circuit City dealers, Wal-Mart.com, West Marine, DBL Distribution, D.H. Distributions, and CWR Electronics. We currently sell SPOT satellite GPS messenger products through approximately 7,500 distribution points and expect to reach 10,000 in 2009. We also sell directly using our existing sales force into key vertical markets and through our direct e-commerce website (www.findmespot.com).

SPOT satellite GPS messenger products and services have been on the market for only eighteen months in North America and their commercial introduction and their commercial success globally cannot be assured.

•                  Fluctuations in interest and currency rates.  Debt under our credit agreement bears interest at a floating rate. Therefore, increases in interest rates will increase our interest costs if debt is outstanding. A substantial portion of our revenue (37% for the three months ended March 31, 2009) is denominated in foreign currencies. In addition, a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

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

On October 31, 2007, we entered into an agreement with Open Range Communications, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. On December 2, 2008, we amended our agreement with Open Range. The amended agreement reduced our preferred equity commitment to Open Range from $5 million to $3 million (which investment was made in the form of bridge loans that converted into preferred equity at the closing of Open Range’s equity financing). Under the agreement as amended, Open Range will have the right to use a portion of our spectrum within the United States and, if Open Range so elects, it can use the balance of our spectrum authorized for ATC services, to provide these services. Open Range has options to expand this relationship over the next six years, some of which are conditional upon Open Range electing to use all of the licensed spectrum covered by the agreement. Commercial availability is expected to begin in selected markets in 2009. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Either party may terminate the agreement before the end of the term upon the occurrence of certain events, and Open Range may terminate it at any time upon payment of a termination fee that is based upon a percentage of the remaining lease payments. Based on Open Range’s business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a value for this agreement between $0.30—$0.40/MHz/POP. Open Range satisfied the conditions to implementation of the agreement on January 12, 2009 when it completed its equity and debt financing, consisting of a $267 million broadband loan from the Department of Agriculture Rural Utilities Program and equity financing of $100 million. Open Range has remitted to us its initial down payment of $2 million. Open Range’s annual payments in the first six years of the agreement will range from approximately $0.6 million to up to $10.3 million, assuming it elects to use all of the licensed spectrum covered by the agreement. The amount of the payments that we will receive from Open Range will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system.

In addition to our agreement with Open Range Communications, Inc. (See “Item 1.—Ancillary Terrestrial Component—ATC Opportunities” of our Annual Report on Form 10-K filed on March 31, 2009), we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

Service and Subscriber Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the three months ended March 31, 2009 and 2008 ($’s in thousands).

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Mobile (voice and data)	$6,506	43%	$11,203	51%
Simplex	2,564	17	879	4
Fixed (voice and data)	614	4	951	4
Independent gateway operators	367	2	860	4
Data	146	1	255	1
Other (1)	934	6	1,862	8

Total Service Revenue	11,131	73	16,010	72

Subscriber Equipment Sales:

Mobile equipment	1,013	7	2,524	11
Data and Simplex	1,851	12	2,207	10
Fixed equipment	77	1	469	2
Accessories/misc.	1,091	7	924	5
Total Subscriber Equipment Sales	4,032	27	6,124	28

Total Revenue	$15,163	100%	$22,134	100%

(1)             Includes engineering services and activation fees

Operating Loss.  We realized an operating loss of $17.6 million for the three months ended March 31, 2009, compared to an operating loss of $11.6 million for the same period in 2008. We attribute the increase in operating loss to lower service revenue and increased operating costs from our acquisition of gateways in Brazil.

Subscribers and ARPU for the three months ended March 31, 2009 and 2008. The following table set forth our average number of subscribers and ARPU for retail, IGO and Simplex customers for the three months ended March 31, 2009 and 2008. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Three months ended March 31,
	2009	2008	% Net Change
Average number of subscribers for the period:
Retail	114,551	116,971	(2)
IGO	73,514	87,036	(16)
Simplex	162,536	84,681	92
ARPU (monthly):
Retail	$23.08	$38.14	(39)
IGO	$1.66	$3.29	(50)
Simplex	$5.26	$3.46	52

The total number of net subscribers increased from approximately 293,300 at March 31, 2008 to approximately 356,900 at March 31, 2009. Although we experienced a net increase in our total customer base of 22% from March 31, 2008 to March 31, 2009, our total service revenue decreased for the same period. This is due primarily to reduction of our prices in response to our two-way communication issues in addition to the change in our product mix.

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

In March 2008, we acquired an independent gateway operator that owns three satellite gateway ground stations in Brazil for $6.5 million, paid in shares of our Common Stock. We also incurred transaction costs of $0.3 million related to this acquisition. We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

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

During the second quarter of 2007, we introduced an unlimited airtime usage service plan (called the Unlimited Loyalty plan) which allowed existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly or annual fee. The unlimited loyalty plan incorporated a declining price schedule that reduced the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. We record revenue for this plan on a monthly basis based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, we recognize the balance in deferred revenue. The Unlimited Loyalty Plan is no longer offered to new customers. In March 2009, we introduced our Evolution Plan in North America, which offers a low monthly fee but no included minutes of usage.

We sell SPOT satellite GPS messenger services as annual plans and bill them to the customer at the time the customer activates the service. We defer revenue on such annual service plans upon activation and recognize it ratably over the service term.

At March 31, 2009 and December 31, 2008, our deferred revenue aggregated approximately $23.2 million (with $3.1 million included in non-current liabilities) and $20.6 million (with $1.3 million included in non-current liabilities), respectively.

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and SPOT satellite GPS messenger product. We recognize revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

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

Globalstar System, Property and Equipment

Our Globalstar System assets include costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites, including eight satellites previously held as ground spares which we launched in May and October 2007, which we refer to as the space component, and primary and backup terrestrial control centers and gateways, which we refer to as the ground component. We recognize loss from an in-orbit failure of a satellite as an expense in the period it is determined that the satellite is not recoverable. We regard these recently launched satellites as part of the second-generation constellation which will be supplemented by the 48 second-generation satellites currently being constructed. We estimate these 48 second-generation satellites will have an in-orbit life of 15 years.

We review the carrying value of the Globalstar System for impairment whenever events or changes in circumstances indicate that the recorded value of the space component and ground component may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If we determine an impairment exists, we calculate any related impairment loss based on fair value. We believe our two-way telecommunications services, or Duplex services, after the launch of our second- generation constellation, and Simplex services will generate sufficient undiscounted cash flow after our second-generation system becomes fully operational, which is expected to be sometime in 2010, to justify our carrying value for our second-generation costs.

We began depreciating the satellites previously recorded as spare satellites and subsequently incorporated into the Globalstar System on the date each satellite was placed into service (the “In-Service Date”) over an estimated life of eight years.

Income Taxes

Until January 1, 2006, we were taxed as a partnership for U.S. tax purposes. Generally, our taxable income or loss, deductions and credits were passed through to our members. Effective January 1, 2006, we elected to be taxed as a corporation, and thus subject to the provisions as prescribed under Subchapter C of the Internal Revenue Code. We also began accounting for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (February 1997).

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

On January 1, 2009, we adopted FSP APB 14-1, which was effective retrospectively. Prior to the adoption of FSP APB 14-1, we had recorded the net tax effect of the conversions and exchanges of our Notes during the fourth quarter of 2008 against additional-paid-in-capital and reduced our deferred tax asset at December 31, 2008. The adoption of FSP APB 14-1 resulted in our recording a gain from the exchanges and conversions of the Notes.

At December 31, 2008, we recognized gross deferred tax assets of approximately $125.5 million. We also established a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2008, we had established valuation allowances of approximately $125.5 million. Accordingly, at December 31, 2008, net deferred tax assets were $0.

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

Derivative Instrument

Prior to December 10, 2008, we utilized a derivative instrument in the form of an interest rate swap agreement and a forward contract for purchasing foreign currency to minimize our risk from interest rate fluctuations related to our variable rate credit agreement and minimize our risk from fluctuations related to the foreign currency exchange rates, respectively. We used the interest rate swap agreement and the forward contract for purchasing foreign currency to manage risk and not for trading or other speculative purposes. At the end of each accounting period, we recorded the derivative instrument on our balance sheet as either an asset or a liability measured at fair value. The interest rate swap agreement and the forward contract for purchasing foreign currency did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement and the forward contract for purchasing foreign currency were recognized as “Interest rate derivative gain (loss)” and “Other Income” over the life of the agreements, respectively. We terminated the interest swap agreement on December 10, 2008 by making a payment of approximately $9.2 million.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008	% Change
Revenue:
Service revenue	$11,131	$16,010	(30)%
Subscriber equipment sales	4,032	6,124	(34)
Total revenue	15,163	22,134	(31)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	10,408	7,475	39
Cost of subscriber equipment sales	2,995	5,045	(41)
Marketing, general and administrative	13,977	15,748	(11)
Depreciation and amortization	5,424	5,418	0
Total operating expenses	32,804	33,686	(3)

Operating loss	(17,641)	(11,552)	53

Other income (expense):
Interest income	128	1,368	(91)
Interest expense	(240)	(997)	(76)
Interest rate derivative loss	—	(3,539)	(100)
Other income (expense)	(3,975)	8,251	N/A
Total other income (expense)	(4,087)	5,083	N/A

Loss before income taxes	(21,728)	(6,469)	236
Income tax expense	30	166	(82)
Net Loss	$(21,758)	$(6,635)	228%

Revenue.  Total revenue decreased by approximately $7.0 million, or 31%, to $15.2 million for the three months ended March 31, 2009, from $22.1 million for the three months ended March 31, 2008 . This decrease is attributable to lower service revenues as a result of our two-way communication issues and lower subscriber equipment sales. Our service revenue was lower due primarily to price reductions aimed at maintaining our subscriber base despite our two-way communication issues. Our subscriber equipment sales decreased during the three months ended March 31, 2009 as compared to the same period in 2008 primarily as a result of lower sales for our duplex products and services. Our retail ARPU during the three months ended March 31, 2009, decreased by 39% to $23.08 from $38.14 for the same period in 2008. We added approximately 63,600 net subscribers during the twelve-month period from March 31, 2008 to March 31, 2009.

Service Revenue. Service revenue decreased $4.9 million, or approximately 30%, to $11.1 million for the three months ended March 31, 2009, from $16.0 million for the same period in 2008. Although our subscriber base grew 22% during the twelve-month period ended March 31, 2009, to approximately 356,900, we experienced decreased retail ARPU resulting in lower service revenue. The primary reason for this decrease in our service revenue was the reduction of our prices in response to our two-way communication issues and product mix.

Subscriber Equipment Sales. Subscriber equipment sales decreased by approximately $2.1 million, or 34%, to $4.0 million for the three months ended March 31, 2009, from $6.1 million for the same period in 2008. The decrease was due primarily to lower sales of our duplex products and services during the three months ended March 31, 2009.

Operating Expenses. Total operating expenses decreased $0.9 million, or approximately 3%, to $32.8 million for the three months ended March 31, 2009, from $33.7 million for the same period in 2008. This decrease was due to lower cost of goods sold related to lower sales of subscriber equipment related to our duplex products, lower marketing support costs and legal expenses, partially offset by higher operating expenses as a result of the acquisition of our Brazilian subsidiary on March 25, 2008.

Cost of Services. Our cost of services for the three months ended March 31, 2009 and 2008, were $10.4 million and $7.5 million, respectively. Our cost of services is comprised primarily of network operating costs. Although our costs are generally fixed in nature, these costs were higher during the three months ended March 31, 2009, as a result of our acquired subsidiary in Brazil and higher research and development expenses related to our second generation ground component development.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased approximately $2.1 million, or 41%, to $3.0 million for the three months ended March 31, 2009, from $5.0 million for the three months ended March 31, 2008. This decrease was due primarily to lower sales of our duplex products.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased approximately $1.8 million, or 11%, to $14.0 million for the three months ended March 31, 2009, from $15.7 million for the same period in 2008. This decrease was due primarily to lower marketing support costs and legal expenses offset partially by higher costs associated with the acquisition of our subsidiary in Brazil.

Depreciation and Amortization. Depreciation and amortization expense remained consistent at approximately $5.4 million for the three months ended March 31, 2009 and 2008.The increase in depreciation expense associated with placing into service of all of our space satellites launched in 2007 was offset by the first-generation satellite constellation reaching fully-depreciated status at December 31, 2008.

Operating Loss.  Operating loss increased approximately $6.1 million, to $17.6 million, for the three months ended March 31, 2009, from $11.6 million for the same period in 2008. The increase was due to the lower service revenue and higher cost of services offset in portion by lower operating costs described above.

Interest Income. Interest income decreased by approximately $1.2 million, to $0.1 million, for the three months ended March 31, 2009, from $1.4 million for the same period in 2008. This decrease was due to lower average cash and restricted cash balances on hand.

Interest Expense. Interest expense decreased by $0.8 million, to $0.2 million, for the three months ended March 31, 2009, from $1.0 million for the same period in 2008. This decrease was due primarily to the lower expense related to our deferred debt issuance costs.

Interest Rate Derivative Loss. We terminated our interest rate swap agreement on December 10, 2008. Interest rate derivative loss for the three months ended March 31, 2008 was $3.5 million.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income decreased by $12.2 million for the three months ended March 31, 2009, as compared to the same period in 2008, due to an unfavorable exchange rate on the Euro denominated escrow account and a decline in the Canadian dollar during the three months ended March 31, 2009.

Income Tax Expense. Income tax expense for the three months ended March 31, 2009 was less than $0.1 million compared to $0.2 million during the same period in 2008. The change between periods was primarily a result of a lower taxable income during the three months ended March 31, 2008 for our subsidiaries that are profitable.

Net Loss. Our net loss increased approximately $15.2 million, to a loss of $21.8 million, for the three months ended March 31, 2009, from a net loss of $6.6 million for the same period in 2008. This increase was primarily due to lower service revenue.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net cash used in operating activities	$(2,125)	$(1,580)
Net cash used in investing activities	(19,394)	(109,322)
Net cash from financing activities	7,701	96,000
Effect of exchange rate changes on cash	4,504	(8,186)
Net decrease in cash and cash equivalents	$(9,314)	$(23,088)

Currently, our principal sources of liquidity are our credit agreement with Thermo Funding and our existing cash.

At April 1, 2009, our principal short-term liquidity needs were:

•                                          to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and launch related costs, in a total amount not yet determined, but which will include approximately €67.6 million payable to Thales Alenia Space by March 2010 under the purchase contract for our second-generation satellites and €0.9 million payable to Thales Alenia Space by March 2010 under the contract for construction of the Control Network Facility, respectively;

•                                          to make payments related to our launch for the second-generation satellite constellation in the amount of $187.2 million payable to our launch provider by March 31, 2010;

•                                          to make payments related to the construction of our second-generation ground component in the amount of $35.7 million by March 31, 2010; and

•                                          to fund our working capital (which was a deficit of $60.8 million at March 31, 2009).

Our liquidity sources at March 31, 2009 are insufficient to fund our short-term or long-term needs. We must obtain additional financing to fund the procurement and deployment of our second-generation constellation and other related construction costs and our on-going operations, which are currently generating negative cash flows. Due to the worldwide economic crisis and the tight credit market, obtaining suitable financing remains challenging.

We are pursuing a number of options involving issuance of additional debt, equity or both to obtain the required funding as well as seeking to reduce our internal costs and aggressively grow our revenues. During the first quarter of 2009, we adopted various cost cutting measures, including reducing worldwide labor and non-labor costs. We will continue to assess our operations and may continue to reduce costs by eliminating additional labor costs that we deem necessary to reduce further our negative cash flow in the short term. We cannot assure you that any additional cost cutting measures will be adopted. We cannot assure you that sufficient additional financing will be obtained on acceptable terms, if at all. If we fail to obtain necessary additional financing, the procurement and deployment of our second-generation satellite constellation, related construction costs and our ongoing operations will be materially adversely impacted. We could default on our commitments to our satellite, launch, ground component and other third party vendors, possibly leading to termination of our second-generation construction contracts or other contracts some of which have substantial termination fees. We may also be required to reduce substantially our ongoing operations or discontinue operations all together. If we do not acquire and deploy our second generation constellation and/or discontinue operations, we may lose our FCC license, international spectrum rights and/or ATC authority in the United States. If we lose our FCC license, rights to international spectrum or ATC authority, we will lose the right to operate our business in those parts of the world and may not be able to continue as a going concern and would be required to sell our satellite business or assets in those areas of the world or cease operations all together.

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

On March 25, 2009, we announced that Coface, the export credit agency acting on behalf of the French government, has agreed to provide long-term credit insurance in support of a proposed $574 million credit facility to be extended to us by a syndicate of banks. Banks who have received initial credit committee approvals in relation to the credit facility, which will bear interest at a floating rate, include PNB Paribas, Natixis and Societe Generale. The credit facility and our receipt of funding are subject to final documentation and closing conditions, and there can be no assurance that any closing will occur.

The principal closing conditions include the conversion into equity at closing of the senior secured term and revolving credit facility loans to us from Thermo Funding and our receipt of additional equity and contingent equity in an amount of approximately $100 million, most of which is expected to be provided by Thermo Funding.

During the three months ended March 31, 2009 and the year ended December 31, 2008, our principal sources of liquidity were:

Dollars in millions	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Cash on-hand at beginning of period	$12.4	$37.6

Net proceeds from Convertible Senior Notes	$—	$145.1

Borrowings under Thermo Funding credit agreement, net	$7.8	$116.1

Cash generated (used) by operations	$(2.1)	$(30.6)

We plan to fund our short-term liquidity requirements from the following sources:.

•                  cash from our revolving credit agreement with Thermo ($26.2 million was available on an uncommitted basis at March 31, 2009);

•                  cash on hand ($3.0 million at March 31, 2009);

•                  cash in our escrow account ($5.3 million at March 31, 2009), which will be used periodically to pay down our obligation to Thales Alenia Space or, if permitted, for operating purposes; and

•                  the incurrence of additional indebtedness, additional equity financings or a combination thereof as described above.

In April 2009, we sold $0.5 million of restricted Common Stock to Thermo Funding at market price.

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

We plan to fund our long-term capital needs with additional debt or equity financings as described above, any available cash flow from operations in future periods, which we expect will be generated primarily from sales of our Simplex products and services, including our SPOT satellite GPS messenger products and services, and potential ATC monetization strategies. See “Capital Expenditures” below and Item 1A. Risk Factors—“If we fail to obtain, on a timely basis, the additional financing necessary to fund the procurement and deployment of our second-generation constellation and other related construction costs and our ongoing operations, which are generating negative cash flows, we may not be able to continue as a going concern” in our Annual Report on Form 10-K filed on March 31, 2009.

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

Net Cash from (used in) Operating Activities

Net cash used in operating activities during the three months ended March 31, 2009 increased to a cash outflow of $2.1 million from an outflow of $1.6 million in the same period in 2008. This increase was due primarily to lower revenues during the three months ended March 31, 2009, as compared to the same period in 2008.

Net Cash from (used in) Investing Activities

Cash used in investing activities was $19.4 million during the three months ended March 31, 2009, compared to $109.3 million during the same period in 2008. This decrease was primarily the result of lower amounts required to be maintained in the escrow accounts associated with construction expenses for our second-generation satellite constellation during the three months ended March 31, 2009.

Net Cash from Financing Activities

Net cash provided by financing activities decreased by $88.3 million to $7.7 million during the three months ended March 31, 2009, from $96.0 million during the same period in 2008. The decrease was due primarily to decline of $100.0 million, net drawn on the credit agreement with Thermo Funding compared to the three months ended March 31, 2008.

Capital Expenditures

Our capital expenditures consist primarily of upgrading our satellite constellation and gateways and other ground facilities. We have completed construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway was fully operational for Simplex service in October 2008. Duplex service is expected to be introduced when the second- generation constellation becomes operational.

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

In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation. The total contract price, including subsequent additions, is €670.3 million (approximately $893.4 million at a weighted average conversion rate of €1.00 = $1.3328 at March 31, 2009, including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately $394.3 million in related costs through March 31, 2009. At our request, Thales Alenia Space presented to us a four-part sequential plan for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration would range from approximately €6.7 million to €13.4 million ($8.8 million to $17.7 million at €1.00 = $1.3208 at March 31, 2009). In 2007, we authorized the first two portions of this plan with an additional cost of €4.1 million ($5.7 million at €1.00 = $1.4022). However due to revisions in the construction schedule in 2009 requested by us at an initial cost of $2.0 million, the potential gains from this acceleration may not be fully achieved. Accordingly, we cannot provide assurance that any acceleration will occur, and we now believe that we will not commence deploying our second-generation satellites prior to 2010.

In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.2 million (approximately $13.1 million at a conversion rate of €1.00 = $1.4212) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have made payments in the amount of approximately €8.2 million (approximately $11.8 million) through March 31, 2009.

In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $216.1 million. As of March 31, 2009, we have made payments in the aggregate amount of approximately $26.3 million associated with our launch services contract. The anticipated time period for the first four launches ranges from as early as the first quarter of 2010 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule.

On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. As of March 31, 2009, we have made payments in the aggregate amount of approximately $5.9 million associated with this contract. We expensed $1.8 million of these payments and capitalized $4.1 million as second-generation ground component.

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

The cost for the satellites, launches and gateway upgrades under these contracts with Thales Alenia Space, Hughes, Ericsson and our Launch Provider are included in the estimated $1.26 billion (the majority of which is denominated in Euros at a weighted average conversion rate of € 1.00=$1.3168 and excludes launch costs for the second 24 satellites, internal costs and capitalized interest) of capital expenditures which we currently anticipate will be required to procure and deploy our second-generation satellite constellation and related gateway upgrades. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of Common Stock to Thermo Funding under the irrevocable standby stock purchase agreement, the proceeds from our initial public offering, the net proceeds from the sale of the Notes and borrowings under our credit facility with Thermo Funding to fund the approximately $567.1 million (excluding internal costs and capitalized interest but including $5.3 million which is held in escrow pursuant to the contract for the procurement of our second-generation satellite constellation to secure our payment obligations under that contract) incurred through March 31, 2009. We plan to fund the balance of the capital expenditures through future debt financings, deferral of payments to certain of our vendors and additional issuance of equity or a combination of these potential sources. The extent of our need for external capital, which we expect to be substantial, will vary depending on the success of our SPOT satellite GPS messenger product and services and other commercial factors. This funding may not be available to us on acceptable terms, or at all.

The amount of actual and contractual capital expenditures related to the construction of the second-generation constellation and satellite operations control centers, ground component and related costs and the launch services contracts is presented in the table below (in millions):

	Currency	Payments through March 31,	Estimated Future Payments
Contract	of Payment	2009	2009	2010	2011	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€294.2	€56.0	€92.3	€80.5	€147.3	€670.3
Thales Alenia Satellite Operations Control Centers	EUR	€8.2	€1.0	€—	€—	€—	€9.2
Arianespace Launch Services	USD	$26.3	$132.7	$57.1	$—	$—	$216.1
Hughes second-generation ground component	USD	$5.9	$19.1	$62.2	$13.6	$—	$100.8
Ericsson	USD	$—	$1.0	$5.9	$13.0	$2.8	$22.7

The exchange rate on March 31, 2009 was €1.00 = $1.3208. The estimated future payments do not include the interest payable on vendor financing agreements related to the Arianespace and Hughes contracts. A portion of these above costs are not considered capitalizable and will be expensed. See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”

Cash Position and Indebtedness

As of March 31, 2009, our total cash and cash equivalents were $3.0 million and we had total indebtedness of $288.7 million compared to total cash and cash equivalents and total indebtedness at December 31, 2008 of $12.4 million and $271.9 million, respectively.

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

In accordance with the Pledge Agreement, we placed approximately $25.5 million of the proceeds of the offering of the Notes in an escrow account with the Escrow Agent. The Escrow Agent invests funds in the escrow account in government securities and, if we do not elect to make the payments from other funds, the funds in the escrow account will be used to make the first six scheduled semi-annual interest payments on the Notes. Pursuant to the Pledge Agreement, we pledged our interest in this escrow account to the Trustee as security for these interest payments. At March 31, 2009 and December 31, 2008, the balance in the escrow account was $10.3 million and $14.4 million, respectively.

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

In 2008, holders of $36.0 million aggregate principal amount of Notes, or 24% of the Notes originally issued, submitted notices of conversion to the trustee in order to convert their Notes into Common Stock. We also entered into agreements with holders of an additional $42.2 million aggregate principal amount of Notes, or 28% of the Notes originally issued, to exchange their Notes for a combination of Common Stock and cash. We have issued approximately 23.6 million shares of Common Stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted Notes, which was paid from funds in the escrow account for the benefit of the holders of Notes. In the exchanges, Note holders received additional consideration in the form of cash payments or additional shares of Common Stock in the amount of approximately $1.1 million to induce exchanges. After these conversions and exchanges, approximately $71.8 million aggregate principal amount of Notes remained outstanding at March 31, 2009.

Holders who convert their Notes in connection with certain events occurring on or prior to April 1, 2013 constituting a “make whole fundamental change” (as defined in Note 12 to the unaudited interim consolidated financial statements) will be entitled to an increase in the conversion rate as described in Note 12 to our unaudited interim consolidated financial statements in Part I, Item 1 of this Report.

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

On April 10, 2008, we entered into an underwriting agreement (the “Equity Underwriting Agreement”) with the Borrower and the Borrowing Agent. Pursuant to and upon the terms of the Share Lending Agreement, we will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares which were being offered to the public. The Borrowed Shares include an aggregate of approximately 32.0 million shares of Common Stock loaned by us to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.2 million shares of Common Stock that, from time to time, may be borrowed from us by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The sale of the Borrowed Shares was registered under the S-3(33-149798). We used two prospectus supplements for the transaction, one for the sale of the convertible notes (and the underlying common stock) and the other for the sale of the Borrowed Shares. We filed the prospectus supplement for the sale of the Borrowed Shares pursuant to Rule 424(b) (3) on April 2, 2008 and pursuant to Rule 424(b) (5) on April 14, 2008. At March 31, 2009 and December 31, 2008, approximately 17.3 and 24.2 million Borrowed Shares remained outstanding, respectively. The Borrower returned to us 6.9 million Borrowed Shares in January 2009.

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

On December 18, 2008, we entered into Amendment No. 1 to Share Lending Agreement with the Borrower and the Borrowing Agent. Pursuant to Amendment No.1, we have the option to request the Borrower to deliver cash instead of returning Borrowed Shares upon any termination of loans at the Borrower’s option, at the termination date of the Share Lending Agreement or when the outstanding loaned shares exceed the maximum number of shares permitted under the Share Lending Agreement. The consent of the Borrower is required for any cash settlement, which consent may not be unreasonably withheld, subject to the Borrower’s determination of applicable legal, regulatory or self-regulatory requirements or other internal policies. Any loans settled in shares of Common Stock will be subject to a return fee based on the stock price as agreed by us and the Borrower. The return fee will not be less than $0.005 per share or exceed $0.05 per share.

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

The credit agreement limits the amount of our capital expenditures, requires us to maintain minimum liquidity of $5.0 million and provides that as of the end of the second full fiscal quarter after we place 24 of our second-generation satellites into service and at the end of each fiscal quarter thereafter, we must maintain a consolidated senior secured leverage ratio of not greater than 5.0 to 1.0. We were in compliance with these financial covenants at March 31, 2009. Additionally, the credit agreement limits our ability to make dividend payments and other distributions.

All loans will mature on December 31, 2012. Revolving credit loans bear interest at LIBOR plus 4.25% to 4.75% or the greater of the prime rate or the Federal Funds rate plus 3.25% to 3.75%. We had borrowings of $73.8 million under the revolving credit facility at March 31, 2009. The delayed draw term loan bears interest at either 5% plus the greater of the prime rate and the Federal Funds rate plus 0.5%, or LIBOR plus 6%. The delayed draw term loan facility bears an annual commitment fee of 2.0% until drawn or terminated. The revolving credit loan facility bears an annual commitment fee of 0.5% until drawn or terminated. Additional term loans will bear interest at rates to be negotiated. The loans may be prepaid without penalty at any time. On September 29, 2008, we and Thermo agreed that, effective May 26, 2008, all payment of interest on the debt would be deferred until 45 days after Thermo provides notice that the interest is then payable. Interest will accrue on this outstanding interest at the same rate as the underlying loan and be compounded on December 31, 2008 and annually thereafter.

To hedge a portion of the interest rate risk with respect to the delayed draw term loans, we entered into a five-year interest rate swap agreement. See “Note 11: Interest rate derivative” of the Notes to the unaudited interim consolidated financial statements in Part I, Item 1 of this Report. Upon the assumption of the credit agreement by Thermo Funding, the interest rate swap agreement was amended to require us to provide collateral in cash and securities equal to the negative value of the interest rate swap. On December 10, 2008, we terminated the interest rate swap agreement by making a payment of approximately $9.2 million.

Contractual Obligations and Commitments

At March 31, 2009, we have a remaining commitment to purchase a total of $49.4 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM. We expect to fund this remaining commitment from our working capital, funds generated by our operations, and, if necessary, additional capital from the issuance of equity or debt or a combination thereof. On October 28, 2008, we and QUALCOMM amended our agreement to extend the term for 12 months and defer delivery of mobile phones and related equipment until 2011.

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

On November 30, 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We have contracted separately with our Launch Provider for launch services and will do so for launch insurance for the satellites. The total contract price, including subsequent additions, will be approximately €670.3 million, (approximately $893.4 million at a weighted average conversion rate of €1.00 = $1.3328 at March 31, 2009 including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940), subject to reduction by approximately €28.0 million (approximately $37.0 million) if we elect to accelerate construction and delivery of the second batch of satellites. Of the €670.3 million, approximately €630.1 million ($839.8 million) will be paid for the design, development and manufacture of the satellites and approximately €40.2 million ($53.6 million) will be paid for launch and mission support services. We are also obligated to pay Thales Alenia Space up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Thales Alenia Space’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. The approximately €12.4 million ($16.0 million) paid by us to Thales Alenia Space pursuant to an Authorization to Proceed dated October 5, 2006, as amended, was credited against payments to be made by us under the contract. We have established and maintain an escrow account with a commercial bank to secure our payment obligations under the contract. The initial escrow deposit was €40.0 million. We and Thales Alenia Space entered into the escrow agreement on December 21, 2006. We obtained the consent of our lenders to establish the escrow account. Payments under the contract began in the fourth quarter of 2006 and will extend into the fourth quarter of 2013 unless we elect to accelerate the delivery of the second batch of satellites. The contract requires Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009, with deliveries continuing until the third quarter of 2013, unless we elect to accelerate deliveries. If we elect to accelerate delivery of the second batch of satellites, it is contemplated that all of the satellites will be delivered by the third quarter of 2010. We have made payments in the amount of approximately €294.2 million (approximately $394.3 million) through March 31, 2009 under this contract. At our request, Thales Alenia Space presented a four-part sequential plan to us for accelerating delivery of the initial 24 satellites by up to four months. The expected cost of this acceleration would range from approximately €6.7 million to €13.4 million ($8.8 million to $17.7 million at €1.00 = $1.3208 at March 31, 2009). In 2007, we authorized the first two portions of this plan with an additional cost of €4.1 million ($5.7 million at €1.00 = $1.4022). However due to revisions in the construction schedule in 2009 requested by us at an initial cost of $2.0 million, the potential gains from this acceleration may not be fully achieved. Accordingly, we cannot provide assurance that any acceleration will occur, and we now believe that we will not commence deploying our second-generation satellites prior to 2010.

In March, 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.2 million (approximately $13.1 million at a weighted average conversion rate of €1.00 = $1.4212) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in late 2009. We have the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If we terminate the contract, we must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within sixty days of the due date, we will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling us to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions. We have made payments in the amount of approximately €8.2 million (approximately $11.8 million) through March 31, 2009.

On September 5, 2007, we entered into a contract with Arianespace (our “Launch Provider”) for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is $216.1 million. The cost for the launch of the first 24 satellites under this contract is included in the estimated $1.26 billion (at a weighted average conversion rate of €1.00=$1.3168) to procure and deploy our second-generation satellite constellation and related gateway upgrades. The anticipated time period for the first four launches ranges from as early as the first quarter of 2010 through the end of 2010 and the optional launches are available from spring 2010 through the end of 2014. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule. On July 5, 2008, we amended our agreement with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we can defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments will incur annual interest at 8.5% to 12% and become payable one month before the corresponding launch date. As of March 31, 2009, we have incurred $26.3 million associated with the launch services contract.

On May 14, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. As of March 31, 2009, we have made payments in the amount of approximately $5.9 million associated with this contract. We expensed $1.8 million of these payments and capitalized $4.1 million as second-generation ground component.

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

Our exposure to fluctuations in currency exchange rates has increased significantly as a result of contracts for the construction of our second-generation constellation satellite and the related control network facility, which are primarily payable in Euros. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance related to these contracts of approximately €376.8 million on March 31, 2009, would result in $5.0 million of additional payments. See “Note 3: Property and Equipment” of the unaudited interim consolidated financial statements in Part I, Item 1 of this Report.

Item 4. Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2009, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three months ended March 31, 2009.

(b)                               Changes in internal control over financial reporting.

As of March 31, 2009, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain litigation matters as discussed elsewhere in this Report. For more detailed information on litigation matters outstanding please see Note 9 of the Notes to unaudited interim consolidated financial statements in Part I, Item 1 of this Report. From time to time, we are involved in various other litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial conditions.

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission (“SEC”), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to the risk factors disclosed in Part I. Item 1A.”Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

Item 6. Exhibits

Number	Description

10.1†	Amendment No. 6 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated February 5, 2009

10.2†	Amendment No. 7 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated March 5, 2009

10.3†	Amendment No. 8 to Satellite Construction Contract by and between Thales Alenia Space France (formerly Alcatel Alenia Space France) and Globalstar, Inc. dated April 9, 2009

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

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

GLOBALSTAR, INC.

	By:	/s/ JAMES MONROE III
Date: May 11, 2009		James Monroe III
Chairman and Chief Executive Officer

	By:	/s/ FUAD AHMAD
Date: May 11, 2009		Fuad Ahmad
Senior Vice President and Chief Financial Officer