Form 10-Q
period 2009-06-30
Globalstar, Inc.
filed 2009-08-10
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of August 6, 2009, 145,309,799 shares of Common Stock, par value $0.0001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		As Adjusted – Note 1		As Adjusted – Note 1

Revenue:
Service revenue	$12,562	$16,673	$23,693	$32,683
Subscriber equipment sales	3,154	6,326	7,186	12,450
Total revenue	15,716	22,999	30,879	45,133
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,961	8,607	18,369	16,082
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	2,832	4,118	5,827	9,099
Cost of subscriber equipment sales — Impairment of assets	648	349	648	413
Total cost of subscriber equipment sales	3,480	4,467	6,475	9,512
Marketing, general, and administrative	11,408	15,482	25,385	31,230
Depreciation and amortization	5,468	6,521	10,892	11,939
Total operating expenses	28,317	35,077	61,121	68,763
Operating loss	(12,601)	(12,078)	(30,242)	(23,630)
Other income (expense):
Interest income	56	1,565	184	2,933
Interest expense	(3,141)	(301)	(3,381)	(1,298)
Derivative gain (loss)	(797)	3,743	(797)	204
Other	2,529	(77)	(1,446)	8,174
Total other income (expense)	(1,353)	4,930	(5,440)	10,013
Loss before income taxes	(13,954)	(7,148)	(35,682)	(13,617)
Income tax expense (benefit)	(192)	29	(162)	195
Net loss	$(13,762)	$(7,177)	$(35,520)	$(13,812)
Loss per common share:
Basic	$(0.10)	$(0.09)	$(0.27)	$(0.17)
Diluted	(0.10)	(0.09)	(0.27)	(0.17)
Weighted-average shares outstanding:
Basic	133,880	84,029	131,259	83,243
Diluted	133,880	84,029	131,259	83,243

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and Preferred Stock share data)

(Unaudited)

	June 30, 2009	December 31, 2008
		As Adjusted – Note 1
ASSETS
Current assets:
Cash and cash equivalents	$16,037	$12,357
Accounts receivable, net of allowance of $5,175 (2009) and $5,205 (2008)	7,910	10,075
Inventory	55,469	55,105
Advances for inventory	9,182	9,314
Prepaid expenses and other current assets	16,071	5,565
Total current assets	104,669	92,416

Property and equipment, net	748,926	642,264
Other assets:
Restricted cash	23,265	57,884
Other assets, net	86,026	15,670
Total assets	$962,886	$808,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,525	$28,370
Accrued expenses	64,353	29,998
Payables to affiliates	4,082	3,344
Deferred revenue	20,106	19,354
Current portion of long term debt	71,438	33,575
Total current liabilities	216,504	114,641

Borrowings under revolving credit facility	—	66,050
Long term debt	79,562	172,295
Employee benefit obligations, net of current portion	4,782	4,782
Other non-current liabilities	59,419	13,713
Total non-current liabilities	143,763	256,840

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized, issued and outstanding — one at June 30, 2009; none at December 31, 2008:
Series A Preferred Convertible Stock, $0.0001 par value: 1 share authorized, 1 share issued and outstanding at June 30, 2009; none authorized, issued and outstanding at December 31, 2008	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized, 141,181 shares issued and outstanding at June 30, 2009; 136,606 shares issued and outstanding at December 31, 2008	14	14
Additional paid-in capital	663,624	463,822
Accumulated other comprehensive loss	(4,720)	(6,304)
Retained deficit	(56,299)	(20,779)
Total stockholders’ equity	602,619	436,753

Total liabilities and stockholders’ equity	$962,886	$808,234

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
		As Adjusted – Note 1
Cash flows from operating activities:

Net loss	$(35,520)	$(13,812)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred income taxes	—	(269)
Depreciation and amortization	10,892	11,939
Change in fair value of derivative instruments and derivative liabilities	797	(204)
Stock-based compensation expense	5,432	7,003
Loss on disposal of fixed assets	53	80
Provision for bad debts	334	672
Interest income on restricted cash	(115)	(2,474)
Contribution of services	253	225
Cost of subscriber equipment sales - impairment of assets	648	413
Amortization of deferred financing costs	2,563	262
Loss on debt to equity conversion	305
Loss in equity method investee	321
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,983	239
Inventory	1,651	(10,025)
Advances for inventory	644	(270)
Prepaid expenses and other current assets	559	(186)
Other assets	608	(2,167)
Accounts payable	5,790	(2,281)
Payables to affiliates	617	(142)
Accrued expenses and employee benefit obligations	14,481	(2,734)
Other non-current liabilities	(1,686)	1,707
Deferred revenue	2,458	(2,429)
Net cash from operating activities	13,068	(14,453)
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(78,444)	(132,581)
Second-generation ground	(11)	(5,074)
Property and equipment additions	(1,367)	(2,827)
Proceeds from sale of property and equipment	—	146
Investment in businesses	(145)	(2,000)
Cash acquired on purchase of subsidiary	—	1,839
Restricted cash	31,436	(43,639)
Net cash from investing activities	(48,530)	(184,136)
Cash flows from financing activities:
Borrowings from long-term convertible senior notes	—	150,000
Borrowings from long term debt	—	100,000
Borrowings from revolving credit loan	7,750	—
Borrowings from $55M Senior Convertible Notes	55,000	—
Borrowings under subordinated loan agreement	5,000	—
Borrowings under short term loan	2,260	—
Proceeds from equity contributions	1,000	—
Repayment of revolving credit loan	—	(50,000)
Proceeds from irrevocable standby stock purchase agreement	—	—
Deferred financing cost payments	(21,166)	(4,854)
Payments for the interest rate cap instrument	(12,425)	—
Reduction in derivative margin account balance requirements	—	335
Net cash from financing activities	37,419	195,481
Effect of exchange rate changes on cash	1,723	(8,850)
Net increase (decrease) in cash and cash equivalents	3,680	(11,958)
Cash and cash equivalents, beginning of period	12,357	37,554
Cash and cash equivalents, end of period	$16,037	$25,596
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6,228	$4,613
Income taxes	$45	$157
Supplemental disclosure of non-cash financing and investing activities:
Conversion of debt to Series A Convertible Preferred Stock	$180,177	$—
Accrued launch costs and second-generation satellites costs	$21,900	$8,308
Capitalization of accrued interest for spare and second-generation satellites and launch costs	$9,582	$4,389
Vendor financing of second-generation satellites	$11,977	16,408
Subordinated loan	$10,000	$—
Conversion of debt to Common Stock	$7,500	$—
Accretion of debt discount	$2,450	$1,831
Accrued deferred financing costs	$42,522	$39
Fair value of assets acquired on purchase of subsidiary	$—	$19,928
Fair value of liabilities assumed on purchase of subsidiary	$—	$13,211

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

Globalstar is a leading provider of mobile voice and data communications services via satellite. Globalstar’s network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and QUALCOMM Incorporated (“QUALCOMM”). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners L.L.C., together with its affiliates (“Thermo”), became Globalstar’s principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar. Thermo remains Globalstar’s largest stockholder.  Globalstar’s Chairman controls Thermo and its affiliates. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year or any future period.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, interest rate cap, warrants and embedded conversion option classified as a liability, warranty obligations and contingencies and litigation. Actual results could differ from these estimates.

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

Other income (expense) includes foreign exchange transaction gains (losses) of $4.6 and $0.7 million for the three and six months ended June 30, 2009, respectively, and $(0.1) million and $8.1 million for the three and six months ended June 30, 2008, respectively.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective retroactively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is applied to both new and previously issued convertible debt instruments. The Company adopted FSP APB 14-1 on January 1, 2009. The adoption of FSP APB 14-1 changed the Company’s full-year 2008 Consolidated Statements of Operations because the gains associated with conversions and exchanges of 5.75% Convertible Senior Notes (the “5.75% Notes”) in 2008 were recorded in stockholders’ equity prior to adoption of this standard. The adoption of FSP APB 14-1 also changed the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2008 because the Company issued the 5.75% Notes in April 2008. The Company capitalized the interest associated with the accretion of debt discount recorded in connection with the adoption of FSP APB 14-1, which resulted in an increase to property and equipment. The following tables present the effect of the adoption of FSP APB 14-1 on the Company’s affected Balance Sheet items as of June 30, 2008 and December 31, 2008:

	As of June 30, 2008
	As Originally	Effect of	As
	Reported	Change	Adjusted
	(in thousands)
Balance Sheet:
Property and equipment, net	$451,811	$1,830	$453,641
Other assets	16,436	(1,591)	14,845
Long-term debt	250,000	(52,844)	197,156
Other non-current liabilities	33,920	22,416	56,336
Additional paid-in capital	421,063	30,496	451,559
Retained deficit	$(19,601)	$171	$(19,430)

	As of December 31, 2008
	As Originally	Effect of	As
	Reported	Change	Adjusted
	(in thousands)
Balance Sheet:
Property and equipment, net	$636,362	$5,902	$642,264
Other assets	16,376	(706)	15,670
Long-term debt	195,429	(23,134)	172,295
Additional paid-in capital	488,343	(24,521)	463,822
Retained deficit	$(73,630)	$52,851	$(20,779)

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” relating to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 31, 2009. The Company adopted the provisions of this FSP on April 1, 2009, and the adoption did not have a material effect on its results of operations or financial position.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amend existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSPs require an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSPs expand and increase the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the provisions of this FSP on April 1, 2009, and the adoption did not have a material effect on its results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company adopted the provisions of this FSP on April 1, 2009, and the adoption did not have a material effect on its results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The provisions of SFAS No. 165 are effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 effective as of June 30, 2009, and the adoption did not have a material impact on its results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The provisions of SFAS No. 168 are effective for interim or annual financial period ending after September 15, 2009. The Company does not expect the adoption of SFAS No.168 to have a material impact on its results of operations or financial position.

Note 2: Basic and Diluted Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”), which requires companies to present basic and diluted earnings per share. The Company computes basic earnings per share based on the weighted-average number of shares of Common Stock outstanding during the period. The Company includes Common Stock equivalents in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(13,762)	133,880	$(0.10)	$(35,520)	131,259	$(0.27)

	Three Months Ended June 30, 2008 (As Adjusted – Note 1)			Six Months Ended June 30, 2008 (As Adjusted – Note 1)
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(7,177)	84,029	$(0.09)	$(13,812)	83,243	$(0.17)

For the three and six month periods ended June 30, 2009 and 2008, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

The Company included the outstanding shares issued under the Share Lending Agreement (17.3 million shares outstanding at June 30, 2009) in the computation of earnings per share (Note 12).

Note 3: Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2009	December 31, 2008
		As Adjusted – Note 1
Globalstar System:
Space component	$132,982	$132,982
Ground component	27,057	26,154
Construction in progress:
Second-generation satellites, ground and related launch costs	631,780	516,530
Other	824	958
Furniture and office equipment	18,560	16,872
Land and buildings	4,104	3,810
Leasehold improvements	778	687
	816,085	697,993
Accumulated depreciation	(67,159)	(55,729)
	$748,926	$642,264

Property and equipment consists of an in-orbit satellite constellation (including eight spare satellites launched in 2007), ground equipment, second-generation satellites under construction and related launch costs, second-generation ground component and support equipment located in various countries around the world.

On June 3, 2009, Globalstar and Thales Alenia Space entered into an amended and restated contract for the construction of 48 low-earth orbit second-generation satellites to incorporate prior amendments, acceleration requests and make other non-material changes to the contract entered into in November 2006.  The total contract price, including subsequent additions, is approximately €678.9 million (approximately $936.6 million at a weighted average conversion rate of €1.00 = $1.3797 at June 30, 2009) including approximately €146.8 million which was paid by the Company in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940. Upon completion of the Facility Agreement (See Note 12), amounts in the escrow account became unrestricted and were reclassed to cash and cash equivalents.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. The total contract price for the construction and associated services is €9.2 million (approximately $13.2 million at a weighted average conversion rate of €1.00 = $1.4336) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in the first quarter of 2010.

In September 2007, the Company and Arianespace (the “Launch Provider”) entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider agreed to make four launches of six satellites each, and the Company had the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $216.1 million. In July 2008, the Company amended its agreement with the Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12% and become payable one month from the corresponding launch date. In June 2009, the Company and the Launch Provider again amended their agreement reducing the number of optional launches from four to one and modifying the agreement in certain other respects including terminating the deferred payment provisions. Notwithstanding the one optional launch, the Company is free to contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled

In May 2008, the Company and Hughes Network Systems, LLC (“Hughes”) entered into an agreement under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. Future costs associated with certain projects under this contract will be capitalized once the Company has determined that technological feasibility has been achieved on these projects. As of June 30, 2009, the Company had made payments of $5.9 million under this contract and expensed $1.8 million of these payments and capitalized $4.1 million under second-generation ground component.

In October 2008, the Company signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations.

As of June 30, 2009 and December 31, 2008, capitalized interest recorded was $50.2 million and $37.4 million, respectively. Interest capitalized during the three and six months ended June 30, 2009 was $6.5 million and $12.8 million, respectively, and $7.3 million and $10.1 million for the three and six months ended June 30, 2008, respectively. Depreciation expense for the three and six months ended June 30, 2009 was $5.5 million and $10.9 million, respectively, and $6.5 million and $11.8 million for the three and six months ended June 30, 2008, respectively.

Note 4: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions, excluding interest, and are comprised of the following (in thousands):

	June 30, 2009	December 31, 2008

QUALCOMM	$2,972	$2,498
Others	1,110	846
	$4,082	$3,344

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three and six month periods ended June 30, 2009, total expenses were approximately $44,000 and $87,000, respectively, and $82,000 and $110,000 for the three and six month periods ended June 30, 2008.

For the three and six month periods ended June 30, 2009, the Company also recorded approximately $126,000 and $253,000, respectively, of non-cash expenses related to services provided by two executive officers of Thermo and the Company who receive no compensation from the Company, which were accounted for as a contribution to capital. The Company recorded $112,000 and $225,000 for the three and six month periods ended June 30, 2008, respectively, in similar charges. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

Note 5: Other Related Party Transactions

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with QUALCOMM. Within the terms of the commercial agreements, the Company paid QUALCOMM approximately 7.5% to 25% of the total order as advances for inventory.  As of June 30, 2009 and December 31, 2008, total advances to QUALCOMM for inventory were $9.2 million and $9.2 million, respectively. As of June 30, 2009 and December 31, 2008, the Company had outstanding commitment balances of approximately $49.4 million. On October 28, 2008, the Company amended its agreement with QUALCOMM to extend the term for 12 months and defer delivery of mobile phones and related equipment until April 2010 through July 2011.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. In connection with fulfilling the conditions precedent to funding under the Company’s Facility Agreement, in June 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of the Company’s 8% convertible senior unsecured notes, provided a $2.2 million short-term loan to Company, and loaned $25.0 million to the Company to fund its debt service reserve account. See Note 12.

During the three and six month periods ended June 30, 2009, the Company purchased approximately $0.7 million and $2.2 million of services and equipment from a company whose non-executive chairman serves as a member of the Company’s board of directors. Corresponding purchases made during the three month and six month periods ended June 30, 2008 were $1.7 million and $4.1 million, respectively.

Purchases and other transactions with Affiliates

Total purchases and other transactions from affiliates, excluding interest and capital transactions, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

QUALCOMM	$607	$3,023	$1,216	$5,904
Other affiliates	837	1,844	2,315	4,252
Total	$1,444	$4,867	$3,531	$10,156

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

On January 1, 2009, the Company adopted FSP APB 14-1, which was effective retrospectively. Prior to the adoption of FSP APB 14-1, the Company had recorded the net tax effect of the conversions and exchanges of the Company’s 5.75% Convertible Senior Notes due 2028 (the “Notes”) (See Note 12) during the fourth quarter of 2008 against additional-paid-in-capital and reduced its deferred tax assets at December 31, 2008. The adoption of FSP APB 14-1 resulted in the Company recording a gain from the exchanges and conversions of the Notes and reversing the charge taken to additional-paid-in-capital and deferred tax assets. The Company established a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2008, the Company had established valuation allowances of approximately $125.5 million. Accordingly, at June 30, 2009 and December 31, 2008, net deferred tax assets were $0.

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

Note 7: Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in stockholders’ equity. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The following are the components of comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(13,762)	$(7,177)	$(35,520)	$(13,812)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,490	(409)	1,584	(1,456)

Total comprehensive loss	$(12,272)	$(7,586)	$(33,936)	$(15,268)

Note 8: Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. Less than 0.1 million restricted stock awards and restricted stock units (including grants to both employees and executives) were granted during the six month period ended June 30, 2009. No grants were made during the three month period ended June 30, 2009. Approximately 1.2 million and 1.9 million restricted stock awards and restricted stock units (including grants to both employees and executives) were granted during the three and six months ended June 30, 2008, respectively. In January 2009, 2.7 million shares of the Company’s Common Stock were added to the shares available for issuance under the Equity Plan. Under the various management incentive plans, the Company expects to issue additional shares of its Common Stock equivalent to approximately $8.2 million to employees and executives during the third quarter of 2009.

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

IPO Securities Litigation.  On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its CEO and CFO in the Southern District of New York alleging that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. On September 30, 2008, the court granted the Company’s motion to dismiss the plaintffs’ Second Amended Complaint with prejudice. Plaintiffs filed a notice of appeal to the U.S. Second Circuit Court of Appeals. The parties and the Company’s insurer have agreed in principle to a settlement of the litigation. Plaintiffs have filed a motion withdrawing the appeal by consent without prejudice to reinstatement until December 31, 2009 in anticipation of concluding the settlement.

Walsh and Kesler v. Globalstar, Inc. (formerly Stickrath v. Globalstar, Inc.)  On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. In July 2008 the Company filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint substituting Messrs. Walsh and Kesler as the named plaintiffs. The Company filed its answer on February 2, 2009. A hearing on the motion to deny class certification is expected to be held in September 2009.

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

Patent Infringement.  On July 2, 2008, the Company’s subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the Spot Satellite Personal Tracker violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, has assumed responsibility for managing the case under an indemnity agreement with the Company and Spot LLC. Axonn was unable to negotiate a mutually acceptable settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and the Company in the U.S. District Court for the Southern District of California. The Company and Axonn filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent. The court granted the motion for stay on July 29, 2009.

YMax Communications Corp. v. Globalstar, Inc. and Spot LLC.  On May 6, 2009, YMax Communications Corp. filed a patent infringement complaint against the Company and its subsidiary, Spot LLC, in the Delaware U.S. District Court (Civ. Action No. 09-329) alleging that the SPOT Satellite GPS Messenger service infringes a patent for which YMax is the exclusive licensee. The complaint follows on the heels of an exchange of correspondence between the Company and YMax in which the Company endeavored to explain why the SPOT service does not infringe the YMax patent. Globalstar filed its answer to the complaint on June 26, 2009. The Company does not believe that the complaint has merit and intends to defend itself vigorously.

Sales and Use Tax.  The Company is under a sales and use tax examination by the California Board of Equalization for tax years ended 2005, 2006 and 2007. The Company believes that the amount accrued on its books related to sales and use tax contingency is adequate.

Note 10: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service:
United States	$7,414	$8,345	$13,896	$16,675
Canada	3,119	5,351	5,956	11,122
Europe	656	1,027	1,246	2,072
Central and South America	1,288	1,761	2,435	2,418
Others	85	189	160	396
Total service revenue	12,562	16,673	23,693	32,683
Subscriber equipment:
United States	1,405	3,443	2,928	5,988
Canada	725	1,684	2,102	4,012
Europe	247	588	468	1,419
Central and South America	653	607	977	992
Others	124	4	711	39
Total subscriber equipment revenue	3,154	6,326	7,186	12,450

Total revenue	$15,716	$22,999	$30,879	$45,133

Note 11: Derivative Instruments

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance, and cash flows. In accordance with the effective date of SFAS 161, the Company adopted the disclosure provisions of SFAS 161 during the quarter ended March 31, 2009.

In July 2006, in connection with entering into its credit agreement with Wachovia, which provided for interest at a variable rate (Note 12), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The interest rate swap agreement did not qualify for hedge accounting under FASB’s Statement of Financial Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The decline in fair value for the three and six months ended June 30, 2008 was charged to “Derivative gain (loss)” in the accompanying Consolidated Statements of Operations. The interest rate swap agreement was terminated on December 10, 2008 by the Company making a payment of approximately $9.2 million.

In June 2009, in connection with entering into the Facility Agreement (See Note 12), which provides for interest at a variable rate, the Company entered into a ten-year interest rate cap agreement. The interest rate cap agreement reflected a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the 6 month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base rate will be 1% less then the then 6 month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreement. The interest rate cap does not qualify for hedge accounting treatment under SFAS 133. The decline in the fair value of the interest rate cap derivative instrument for the three month period ended June 30, 2009, of approximately $4.1 million, was charged to “Derivative gain (loss)” in the accompanying Consolidated Statement of Operations.

The Company recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) as a compound embedded derivative liability within Other Long Term Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes (Note 12). The Company will amortize the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions in the warrants issued with the 8.00% Notes (Note 12) , the Company recorded the warrants as Other Long Term Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company will amortize the debt discount associated with the warrant liability to interest expense over the term of the warrants using an effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as Derivative gain (loss) in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative was determined using a Monte Carlo simulation model based upon a risk-neutral stock price model.

The Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement (Note 12), were a liability and recorded it as a component of Other Long Term Liabilities, at issuance. The corresponding benefit is recorded in prepaid and other current assets and is being amortized over the one-year availability period.

None of the derivative instruments described above was designated as a hedge. The following tables disclose the fair value of the derivative instruments as of June 30, 2009 and December 31, 2008, and their impact on the Company’s unaudited interim consolidated statement of operations for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap derivative	Other assets, net	$8,331	N/A	N/A
Compound embedded conversion option	Other non-current liabilities	(21,272)	N/A	N/A
Warrants issued with 8.00% Notes	Other non-current liabilities	(11,764)	N/A	N/A
Warrants issued with contingent equity agreement	Other non-current liabilities	(6,000)	N/A	N/A
Total		$(30,705)		$

	Three months ended June 30,
	2009		2008
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate swap derivative	N/A	N/A	Derivative gain (loss)	$3,743
Interest rate cap derivative	Derivative gain (loss)	(4,094)	N/A	N/A
Compound embedded conversion option	Derivative gain (loss)	2,270	N/A	N/A
Warrants issued with 8.00% Notes	Derivative gain (loss)	1,027	N/A	N/A
Warrants issued with contingent equity agreement	Derivative gain (loss)	—	N/A	N/A
Total		$(797)		$3,743

	Six months ended June 30,
	2009		2008
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate swap derivative	N/A	N/A	Derivative gain (loss)	$204
Interest rate cap derivative	Derivative gain (loss)	(4,094)	N/A	N/A
Compound embedded conversion option	Derivative gain (loss)	2,270	N/A	N/A
Warrants issued with 8.00% Notes	Derivative gain (loss)	1,027	N/A	N/A
Warrants issued with contingent equity agreement	Derivative gain (loss)	—	N/A	N/A
Total		$(797)		$204

Note 12: Borrowings

Current portion of long term debt

Current portion of long term debt consists of $69.2 million and $33.6 million due to the Company’s vendors under vendor financing agreements at June 30, 2009 and December 31, 2008, respectively. Details of vendor financing agreements are described later in this Note. Additionally, in June 2009 Thermo Funding loaned the Company $2.2 million as a short term loan payable within one year at an annual interest rate of 12%.

Long Term Debt:

Long term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008 As Adjusted – Note 1
Amended and Restated Credit Agreement:
Term Loan	$—	$100,000
Revolving credit loans	—	66,050
Total Borrowings under Amended and Restated Credit Agreement	—	166,050

5.75% Convertible Senior Notes due 2028	50,957	48,670
8.00% Convertible Senior Unsecured Notes	18,817	—
Vendor Financing (long term portion)	—	23,625
Subordinated loan	9,788	—
Total long term debt	$79,562	$238,345

Borrowings under Facility Agreement

         On June 5, 2009, the Company entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. Ninety-five percent of the Company’s obligations under the agreement are guaranteed by COFACE, the French export credit agency.  The initial funding process of the Facility Agreement began on June 29, 2009 and was completed on July 1, 2009. The new facility is comprised of:

•                  a $563.3 million tranche for future payments and to reimburse the Company for amounts it previously paid to Thales Alenia Space for construction of its second-generation satellites. Such reimbursed amounts will be used by the Company (a) to make payments to Arianespace for launch services, Hughes Networks Systems LLC for ground network equipment, software and satellite interface chips and Ericsson Federal Inc. for ground system upgrades, (b) to provide up to $150 million for the Company’s working capital and general corporate purposes and (c) to pay a portion of the insurance premium to COFACE; and

•                  a $23 million tranche that will be used to make payments to Arianespace for launch services and to pay a portion of the insurance premium to COFACE.

The facility will mature 96 months after the first repayment date.  Scheduled semi-annual principal repayments will begin the earlier of eight months after the launch of the first 24 satellites from the second generation constellation or December 15, 2011. The facility will bear interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter.  Interest payments will be due on a semi-annual basis beginning December 31, 2009.

The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of Globalstar and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Company may prepay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio, (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates and (c) limit capital expenditures incurred by the Company not to exceed $391.0 million in 2009 and $234.0 million in 2010.  The Company is permitted to make cash payments under the terms of its 5.75% Convertible Senior Notes due 2028.

Subordinated Loan Agreement

On June 25, 2009, the Company entered into a Loan Agreement with Thermo Funding whereby Thermo Funding agreed to lend the Company $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement. The loan accrues interest at 12% per annum, which will be capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo Funding only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As additional consideration for the loan, the Company issued Thermo Funding a warrant to purchase 4,205,608 shares of Common Stock at $0.01 per share with a five-year exercise period.  No Common Stock is issuable upon such exercise if such issuance would cause Thermo Funding and its affiliates to own more than 70% of the Company’s outstanding voting stock.

Thermo Funding borrowed $20 million of the $25 million loaned to the Company under the Loan Agreement from two Company vendors and also agreed to reimburse another Company vendor if its guarantee of a portion of the debt service reserve account were called.  The Company agreed to grant one of these vendors a one-time option to convert its debt into equity of the Company on the same terms as Thermo Funding at the first call (if any) by the Company for funds under the Contingent Equity Agreement (described below).

The Company determined that the warrant was an equity instrument and recorded it as a part of its stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the face value of the loan. The Company will amortize the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest rate method. At issuance, the Company allocated the proceeds under the subordinated loan agreement to the underlying debt and the warrants based upon their relative fair values.

Contingent Equity Agreement

On June 19, 2009, the Company entered into a Contingent Equity Agreement with Thermo Funding whereby Thermo Funding agreed to deposit $60 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company will be required to make drawings from this account if and to the extent it has an actual or projected deficiency in our ability to meet indebtedness obligations due within a forward-looking 90 day period. Thermo Funding has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement. If the Company makes any drawings from the contingent equity account, it will issue Thermo Funding shares of Common Stock calculated using a price per share equal to 80% of the volume-weighted average closing price of the Common Stock for the 15 trading days immediately preceding the draw. Thermo Funding may withdraw undrawn amounts in the account after the Company has made the second scheduled repayment under the Facility Agreement, which it currently expects to be no later than June 15, 2012.

The Contingent Equity Agreement also provides that the Company will pay Thermo Funding an availability fee of 10% per year for maintaining funds in the contingent equity account. This fee is payable solely in warrants to purchase Common Stock at $0.01 per share with a five-year exercise period from issuance, with respect to a number of shares equal to the available balance in the contingent equity account divided by $1.37, subject to an annual retroactive adjustment at December 31, 2009, subject to certain conditions limiting the maximum number of shares issuable. The Company issued Thermo Funding a warrant to purchase 4,379,562 shares of Common Stock for this fee at origination of the loan. No Common Stock is issuable if it would cause Thermo Funding and its affiliates to own more than 70% of the Company’s outstanding voting stock. If the Company’s Board of Directors and stockholders approve the creation of a class of nonvoting common stock in the future, the Company may issue nonvoting common stock in lieu of Common Stock to the extent issuing Common Stock would cause Thermo Funding and its affiliates to exceed this 70% ownership level.

The Company determined that the warrants issued in conjunction with the availability fee were a liability and recorded it as a component of Other Long Term Liabilities, at issuance. The corresponding benefit is recorded in prepaid and other current assets and will be amortized over the one year of the availability period.

8.00% Convertible Senior Notes

On June 19, 2009, the Company sold $55 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) and warrants (“Warrants”) to purchase 15,277,771 shares of the Company’s Common Stock at an initial exercise price of $1.80 per share to selected institutional investors (including an affiliate of Thermo Funding) in a direct offering registered under the Securities Act of 1933. The 8.00% Notes are convertible into shares of Common Stock at an initial conversion price of $1.80 per share of Common Stock, subject to adjustment in the manner set forth in the supplemental indenture governing the 8.00% Notes.

The Warrants have full ratchet anti-dilution protection, and the exercise price of the Warrants is subject to adjustment under certain other circumstances.  In addition, if the closing price of the Common Stock on September 19, 2010 is less than the exercise price of the Warrants then in effect, the exercise price of the Warrants will be reset to equal the volume-weighted average closing price of the Common Stock for the previous 15 trading days.  In the event of certain transactions that involve a change of control (“Fundamental Transactions”), the holders of the Warrants have the right to make the Company purchase the Warrants for cash, subject to certain conditions. The exercise period for the Warrants will begin on December 19, 2009 and end on June 19, 2014.

The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and, except as described in the preceding sentence, rank pari passu with its existing unsecured, unsubordinated obligations, including its 5.75% Convertible Senior Notes due 2028. The 8.00% Notes mature at the later of the tenth anniversary of closing or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional Notes or, subject to certain restrictions, in Common Stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2009.

Holders may convert their 8.00% Notes at any time. The initial base conversion price for the 8.00% Notes is $1.80 per share or 555.6 shares of the Company’s Common Stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the volume-weighted average closing price for one share of the Company’s Common Stock for the 15 trading days immediately preceding September 19, 2010 (“reset day price”) is less than the base conversion price then in effect, the base conversion rate shall be adjusted to equal the reset day price. If the Company issues or sells shares of its Common Stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. If at any time the closing price of the Common Stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into Common Stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of Common Stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the Common Stock for the 10 trading days immediately preceding the Conversion Date.

Subject to certain exceptions set forth in the supplemental indenture, if certain changes of control of the Company or events relating to the listing of the Common Stock occur (a “fundamental change”), the 8.00% Notes are subject to repurchase for cash at the option of the holders of all or any portion of the 8.00% Notes at a purchase price equal to 100% of the principal amount of the 8.00% Notes, plus a make-whole payment and accrued and unpaid interest, if any. Holders that require the Company to repurchase 8.00% Notes upon a fundamental change may elect to receive shares of Common Stock in lieu of cash.  Such holders will receive a number of shares equal to (i) the number of shares they would have been entitled to receive upon conversion of the 8.00% Notes, plus (ii) a make-whole premium of 12% or 15%, depending on the date of the fundamental change and the amount of the consideration, if any, received by the Company’s shareholders in connection with the fundamental change.

The indenture governing the 8.00% Notes contains customary financial reporting requirements.  The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 8.00% Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 8.00% Notes may declare the principal of the 8.00% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 8.00% Notes and accrued interest automatically becomes due and payable.

The Company evaluated the various embedded derivatives resulting from the conversion rights and features within the Indenture for bifurcation from the 8.00% Notes under the provisions of SFAS No. 133, Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Stock” (“EITF 07-5”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based upon its detailed assessment, the Company concluded that the conversion rights and features could not be either excluded from bifurcation as a result of being clearly and closely related to the 8.00% Notes or were not indexed to the Company’s Common Stock and could not be classified in stockholders’ equity if freestanding. The Company recorded this compound embedded derivative liability as a component of Other Long Term Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company will amortize the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions in the warrants, the Company recorded the warrants as a component of Other Long Term Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company will amortize the debt discount associated with the warrants liability to interest expense over the term of the warrants using an effective interest rate method. The fair value of the warrants liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the consolidated statements of operations. The Company determined the fair value of the warrants derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

The Company allocated the proceeds received from the 8.00% Notes among the conversion rights and features, the detachable Warrants and the remainder to the underlying debt. The Company netted the debt discount associated with the conversion rights and features and Warrants against the face value of the 8.00% Notes to determine the carrying amount of the 8.00% Notes. The accretion of debt discount will increase the carrying amount of the debt over the term of the 8.00% Notes. The Company allocated the proceeds at issuance as follows (in thousands):

Fair value of compound embedded derivative	$23,542
Fair value of warrants	12,791
Debt	18,667
Face Value of 8.00% Notes	$55,000

Amended and restated credit agreement

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. On December 18, 2008, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement with Thermo Funding, as lender and administrative agent, to increase the amount available to Globalstar under the revolving credit facility from $50.0 million to $100.0 million. In May 2009, $7.5 million outstanding under the $200 million credit agreement was converted into 10 million shares of the Company’s Common Stock.  As of December 31, 2008, the Company had drawn $66.1 million of the revolving credit facility and the entire $100.0 million delayed draw term loan facility was outstanding.

The delayed draw term loan facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during the three and six months ended June 30, 2009 were less than $0.1 million and $0.2 million, respectively. Commitment fees for the same periods in 2008 were $0.1 million and $0.2 million, respectively. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The Company terminated this interest rate swap agreement on December 10, 2008 (see Note 11).

On June 19, 2009, Thermo Funding exchanged all of the outstanding secured debt (including accrued interest) owed to it by the Company under the credit agreement, which totaled approximately $180.2 million, for one share of Series A Convertible Preferred Stock (the “Series A Preferred”), and the credit agreement was terminated.  The Series A Preferred includes the following terms:

Liquidation Preference. The Series A Preferred has a $0.01 liquidation preference upon any voluntary or involuntary liquidation, dissolution or winding up of the company.

Dividend Preference.  The Series A Preferred has no dividend preference to the Common Stock.

Voting Rights. Subject to the conversion limitation set forth below, Thermo Funding may vote its share of Series A Preferred with holders of the Company’s Common Stock, voting as a single class, on an as-converted basis.

Conversion Rights and Limitations.  The Series A Preferred is convertible into 126,174,034 shares of Common Stock or any class of nonvoting common stock which the Company may be authorized to issue in the future.  Thermo Funding may not convert the preferred stock into Common Stock until August 6, 2009.  In addition, no Common Stock is issuable upon such conversion if such issuance would cause Thermo Funding and its affiliates to own more than 70% of the Company’s outstanding voting stock. If the Company’s Board of Directors and stockholders approve the creation of a class of nonvoting common stock in the future, the Company may issue nonvoting common stock in lieu of common stock to the extent issuing Common Stock would cause Thermo Funding and its affiliates to exceed this 70% ownership level.

Additional Issuances.  The Company may not issue additional shares of Series A Preferred or create any other class or series of capital stock that ranks senior to or on parity with the Series A Preferred without the consent of Thermo Funding.

The Company determined that the exchange of debt for Series A Preferred was a capital transaction and did not record any gain as a result of this exchange.

5.75% Convertible Senior Notes due 2028

The Company has issued $150.0 million aggregate principal amount of 5.75% Notes due 2028 pursuant to a Base Indenture and a Supplemental Indenture each dated as of April 15, 2008 (“5.75% Notes”).

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At June 30, 2009, the balance in the escrow account was $8.3 million.

Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

Subject to certain exceptions set forth in the Indenture, the Notes are subject to repurchase for cash at the option of the holders of all or any portion of the 5.75% Notes (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the Company’s Common Stock.

Holders may convert their 5.75% Notes into shares of Common Stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the share. The 5.75% Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of 5.75% Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of 5.75% Notes who convert them prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the 5.75% Notes being converted.

Holders who convert their 5.75% Notes in connection with a fundamental change occurring on or prior to April 1, 2013 will be entitled to an increase in the conversion rate as specified in the indenture governing the 5.75% Notes.

Except as described above with respect to holders of 5.75% Notes who convert their 5.75% Notes prior to April 1, 2011, there is no circumstance in which holders could receive cash in addition to the maximum number of shares of common stock issuable upon conversion of the 5.75% Notes.

If the Company makes at least 10 scheduled semi-annual interest payments, the 5.75% Notes are subject to redemption at the Company’s option at any time on or after April 1, 2013, at a price equal to 100% of the principal amount of the 5.75% Notes to be redeemed, plus accrued and unpaid interest, if any.

The indenture governing the 5.75% Notes contains customary financial reporting requirements and also contains restrictions on mergers and asset sales. The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 5.75% Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 5.75% Notes may declare the principal of the 5.75% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 5.75% Notes and accrued interest automatically becomes due and payable.

Conversion of 5.75% Notes

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into Common Stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued for a combination of Common Stock and cash. The Company has issued approximately 23.6 million shares of its Common Stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, Note holders received additional consideration in the form of cash payments or additional shares of the Company’s Common Stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at June 30, 2009.

Common Stock Offering and Share Lending Agreement

Concurrently with the offering of the Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), pursuant to which the Company agreed to lend up to 36,144,570 shares of Common Stock (the “Borrowed Shares”) to the Borrower, subject to certain adjustments, for a period ending on the earliest of (i) at the Company’s option, at any time after the entire principal amount of the 5.75% Notes ceases to be outstanding, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to the Company. Upon the conversion of 5.75% Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to the Company. At the Company’s election, the Borrower may deliver cash equal to the market value of the corresponding Borrowed Shares instead of returning to the Company the Borrowed Shares otherwise required by conversions of 5.75% Notes.

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of Common Stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of Common Stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At June 30, 2009, approximately 17.3 million Borrowed Shares remained outstanding.

The Company did not receive any proceeds from the sale of the Borrowed Shares pursuant to the Share Lending Agreement, and it will not reserve any proceeds from any future sale. The Borrower has received all of the proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement and will receive all of the proceeds from any future sale. At the Company’s election, the Borrower may remit cash equal to the market value of the corresponding Borrowed Shares instead of returning the Borrowed Shares due back to the Company as a result of conversions by 5.75% Note holders. See below.

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

As a result of this amendment, the Company believes that, under generally accepted accounting principles in the United States as currently in effect, the approximately 17.3 million Borrowed Shares outstanding at June 30, 2009 under the Share Lending Agreement will be considered outstanding for the purpose of computing and reporting its earnings per share. Prior to this amendment, the Company did not consider the Borrowed Shares outstanding for the purpose of computing and reporting its earnings per share due to the substantial elimination of the economic dilution due to contractual provisions that otherwise would have resulted from the issuance of the Borrowed Shares.

The Company evaluated the various embedded derivatives within the Indenture for bifurcation from the Notes under the provisions of FASB’s Statement of Financial Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Emerging Issues Task Force Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based upon its detailed assessment, the Company concluded that these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the 5.75% Notes or are indexed to the Company’s Common Stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was estimated to be immaterial.

The Company adopted FSP APB 14-1 on January 1, 2009, and it is applied on a retrospective basis. FSP APB 14-1 calls for a separation of the liability and equity components of the convertible debt instrument. The carrying amount of the liability component is computed by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component is represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is recorded as debt discount and is amortized to interest cost using the interest method over a period of five years. The adoption of FSP APB 14-1 resulted in a decrease in the Company’s long-term debt of approximately $23.1 million; an increase in its stockholders’ equity of approximately $28.3 million; and an increase in its net property, plant and equipment of approximately $5.9 million as of December 31, 2008.The adoption of FSP APB 14-1 changed the Company’s full year 2008 Consolidated Statement of Operations, because the gains associated with conversions and exchanges of 5.75% Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. The adoption of FSP APB 14-1 impacted the Company’s Consolidated Statement of Operations for the three and six month periods ended June 30, 2008 by reducing the net loss by approximately $0.2 million. At June 30, 2009 and December 31, 2008, the remaining term for amortization associated with debt discount was approximately 45 and 51 months, respectively. The annual effective interest rate utilized for the amortization of debt discount during the three and six month periods ended June 30, 2009 was 9.14. The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during the three and six month periods ended June 30, 2009, was $2.2 million and $4.4 million, respectively, all of which was capitalized. The carrying amount of the equity and liability component, as of June 30, 2009 and December 31, 2008, is presented below (in thousands):

	June 30, 2009	December 31, 2008

Equity	$54,675	$54,675
Liability:
Principal	71,804	71,804
Unamortized debt discount	(20,847)	(23,134)
Net carrying amount of liability	$50,957	$48,670

Vendor Financing

In July 2008 the Company amended the agreement with the Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12%. In June 2009, the Company and the Launch Provider again amended their agreement modifying the agreement in certain respects including cancelling the deferred payment provisions. The Company paid all deferred amounts to the vendor in July 2009.

In September 2008 the Company amended its agreement with Hughes for the construction of its RAN ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be a part of the UTS in various next-generation Globalstar devices. Under the amended terms, the Company deferred certain payments due under the contract in 2008 and 2009 to December 2009. The deferred payments incurred annual interest at 10%. In June 2009, the Company and Hughes further amended their agreement modifying the agreement in certain respects including cancelling the deferred payment provisions. The Company paid all deferred amounts to the vendor in July 2009.

Note 13: Fair Value of Financial Instruments

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. The adoption of SFAS No. 157 did not impact the consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

The Company uses observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes. The financial assets in Level 2 include the interest rate cap derivative instrument.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The financial liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes and warrants issued with the 8.00% Notes and contingent equity agreement that are classified as liabilities under SFAS 133. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations.

The following table presents the financial instruments that are carried at fair value by the above SFAS No. 157 pricing levels as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
(In Thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:

Interest rate cap derivative	$ N/A	$—	$8,331	$—	$8,331

Total other assets measured at fair value	N/A	—	$8,331	—	8,331

Other non-current liabilities:

Compound embedded conversion option	N/A	—	—	(21,272)	(21,272)

Warrants issued with 8.00% Notes	N/A	—	—	(11,764)	(11,764)

Warrants issued with contingent equity agreements	N/A	—	—	(6,000)	(6,000)

Total non-current liabilities measured at fair value	$—	$—	$—	$(39,036)	$(39,036)

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended March 31, 2009 as follows (amounts in thousands):

Three Months Ended June 30, 2009

Balance at March 31, 2009	$—
Issuance of compound embedded conversion option and warrants liabilities	(42,333)
Unrealized gain, included in derivative loss	3,297
Balance at June 30, 2009	$(39,036)

Note 14: Subsequent Events

Since June 30, 2009, the Company borrowed approximately $371.2 million of the funds available to it under the Facility Agreement.

Since June 30, 2009, holders of $2.8 million aggregate principal amount of 8% Notes, or less than 5% of the 8% Notes originally issued, have submitted notices of conversion to the trustee in order to convert their 8.00% Notes into shares of Common Stock.

The Company has evaluated subsequent events for potential recognition or disclosure through the issuance of these the consolidated financial statements, which occurred on August 10, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements and launches), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and our ability to obtain additional financing, if needed and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Part II. Item 1A. Risk Factors in this Report or incorporated by reference into this Report, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Nonetheless, as further described under Part II. Item 1A “Risk Factors,” we face a number of challenges and uncertainties, including:

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

We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations until our second-generation satellites are deployed. See “Part II, Item 1A. Risk Factors—Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability”.

•                  The economy.  The current recession and its effects on credit markets and consumer spending is adversely affecting sales of our products and services.

•                  Competition and pricing pressures.  We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat plans to commence offering satellite services to handheld devices in the United States in 2010, and several competitors, such as ICO Global and TerreStar, are constructing or have launched geostationary satellites that provide mobile satellite service. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, higher churn rates, and, ultimately, decreased profitability and cash.

•                  Technological changes.  It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 77% of our total assets at June 30, 2009 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

Capital expenditures.  We have incurred significant capital expenditures during 2007 through June 30, 2009 and we expect to incur additional significant expenditures through 2013 under the following commitments:

•                  We estimate that the capitalized expenditures related to procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.29 billion (at a weighted average conversion rate of €1.00=$1.3460 including total contract values for Thales, the Launch Provider, Hughes and Ericsson and excluding launch costs for the second 24 satellites, internal costs and capitalized interest), which we expect will be reflected in capital expenditures through 2013. The following obligations are included in this amount:

•                  In June 2009, we and Thales Alenia Space France entered into an amended and restated contract for the construction of our second-generation satellites to incorporate prior amendments, acceleration requests and make other non-material changes to the contract entered into in November 2006.  The total contract price, including subsequent additions, will be approximately €678.9 million (approximately $936.6 million at a weighted average conversion rate of €1.00 = $1.3797 at June 30, 2009, including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately €298.9 million (approximately $400.5 million) through June 30, 2009 under this contract.

•                  In March 2007, we entered into a €9.2 million (approximately $13.2 million at a weighted average conversion rate of €1.00 = $1.4336) agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. We have made aggregate payments under this contract of approximately €8.2 million (approximately $11.8 million) through June 30, 2009.

•                  In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, as amended, our Launch Provider will make four firm launches of six satellites each and up to two replacement launches and one optional launch of six satellites each, not to exceed a total of six launches. The total contract price for the first four launches is $216.1 million. In July 2008, we amended our agreement with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12% and become payable one month before the corresponding launch date. In June 2009, we and the Launch Provider again amended the agreement in certain respects including cancelling the deferred payment provisions. We paid all deferred amounts to the vendor in July 2009.

•                  In May 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. We have made aggregate payments under this contract of approximately $5.9 million through June 30, 2009. We expensed $1.8 million of these payments and capitalized $4.1 million as second-generation ground component.

•                  In October 2008, we signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway.

See “Liquidity and Capital Resources” for a discussion of our requirements and resources for funding these capital expenditures.

During the first quarter of 2009, we adopted various cost cutting measures, including reducing worldwide labor and non-labor costs. We will continue to assess our operations and may continue to reduce costs by eliminating additional labor costs that we deem necessary to reduce further our cash outflow in the short term.

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

Simplex Products (Personal Tracking Services and Emergency Messaging).  In early November 2007, we introduced the SPOT satellite GPS messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google Maps™. The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. On July 21, 2009, we introduced our SPOT 2.0 with new features and improvied functionality.  We are continuing to work on additional SPOT-like applications.

•                  SPOT Satellite GPS Messenger Addressable Market

We believe the addressable market for our SPOT satellite GPS messenger products and services in North America alone is approximately 50 million units consisting primarily of outdoor enthusiasts. Our objective is to capture 2-3% of that market in the next few years. The reach of our Simplex System, on which our SPOT satellite GPS messenger products and services rely, covers approximately 60% of the world population. We intend to market our SPOT satellite GPS messenger products and services aggressively in our overseas markets including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

•                  SPOT Satellite GPS Messenger Pricing

We intend the pricing for SPOT satellite GPS messenger products and services and equipment to be very attractive in the consumer marketplace. Annual service fees, depending whether they are for domestic or international service, currently range from $99.99 to approximately $117.00 for our basic level plan, and $149.98 to approximately $168.00 with additional tracking capability. The equipment is sold to end users at $149.99 to approximately $333.00 per unit (subject to foreign currency rates). Our distributors set their own retail prices for SPOT satellite GPS messenger equipment and service.

•                  SPOT Satellite GPS Messenger Distribution

We are distributing and selling our SPOT satellite GPS messenger through a variety of existing and new distribution channels. We have signed distribution agreements with a number of “Big Box” retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy, Pep Boys, Big 5 Sporting Goods, Big Rock Sports, Cabela’s, Campmor, London Drug, Gander Mountain, REI, Sportsman’s Warehouse, Wal-Mart.com, West Marine, DBL Distribution, D.H. Distributions, and CWR Electronics. We currently sell SPOT satellite GPS messenger products through approximately 9,000 distribution points and expect to reach 10,000 in 2009. We also sell directly using our existing sales force into key vertical markets and through our direct e-commerce website (www.findmespot.com).

SPOT satellite GPS messenger products and services have been on the market for only twenty months in North America and their commercial introduction and their commercial success globally cannot be assured.

•                  Fluctuations in currency rates.  A substantial portion of our revenue (33% and 35% for the three and six month periods ended June 30, 2009, respectively) is denominated in foreign currencies. In addition, a substantial majority of our obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

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

In addition to our agreement with Open Range, we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

Service and Subscriber Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the three and six month periods ended June 30, 2009 and 2008 (dollars in thousands).

	Three months ended June 30, 2009		Three months ended June 30, 2008		Six months ended June 30, 2009		Six months ended June 30, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Mobile	$6,780	43%	$12,020	52%	$13,286	43%	$23,223	51%
Fixed	636	4	946	4	1,250	4	1,897	4
Data	144	1	171	1	290	1	426	1
Simplex	2,998	19	1,522	7	5,562	18	2,401	5
IGO	469	3	868	4	836	3	1,728	4
Other(1)	1,535	10	1,146	4	2,469	8	3,008	7
Total Service Revenue	12,562	80	16,673	72	23,693	77	32,683	72

Subscriber Equipment Sales:
Mobile	606	4	1,816	8	1,619	5	4,340	10
Fixed	36	—	422	2	113	—	891	2
Data and Simplex	2,445	16	2,328	10	4,296	14	4,535	10
Accessories	67	—	1,760	8	1,158	4	2,684	6
Total Subscriber Equipment Sales	3,154	20	6,326	28	7,186	23	12,450	28

Total Revenue	$15,716	100%	$22,999	100%	$30,879	100%	$45,133	100%

(1)             Includes engineering services and activation fees

Operating Loss.  We realized an operating loss of $30.2 million for the six month period ended June 30, 2009, compared to an operating loss of $23.6 million for the same period in 2008. We attribute the increase in operating loss principally to lower service revenue.

Subscribers and ARPU for the three and six months ended June 30, 2009 and 2008. The following table set forth our average number of subscribers and ARPU for retail, IGO and Simplex customers for the three and six months ended June 30, 2009 and 2008. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Net Change	2009	2008	% Net Change
Average number of subscribers for the period:

Retail	112,922	120,729	(6)%	113,693	118,855	(4)
IGO	71,378	78,730	(9)	72,381	82,640	(12)
Simplex	179,877	105,127	71	171,393	96,480	78

ARPU (monthly):

Retail	$25.80	$38.57	(33)	$24.44	$38.36	(36)
IGO	$2.19	$3.68	(40)	$1.93	$3.49	(45)
Simplex	$5.53	$4.78	16	$5.40	$4.12	31

	June 30, 2009	June 30, 2008	% Net Change
Ending number of subscribers:

Retail	112,113	119,641	(6)%
IGO	69,491	77,929	(11)
Simplex	189,879	118,341	60
Total	371,483	315,911	18%

The total number of net subscribers increased from approximately 316,000 at June 30, 2008 to approximately 371,000 at June 30, 2009. Although we experienced a net increase in our total customer base of 18% from June 30, 2008 to June 30, 2009, our total service revenue decreased for the same period. This is due primarily to reduction of our prices in response to our two-way communication issues in addition to the change in our product mix.

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

However, acquisitions of independent gateway operators do require us to commit capital for acquisition of their assets, as well as management resources and working capital to support the gateway operations, and therefore increase our risk in operating in these territories directly rather than through the independent gateway operators. In addition, operating the acquired gateways increases our marketing, general and administrative expenses. Our Facility Agreement limits to $25.0 million the aggregate amount of cash we may invest in foreign acquisitions without the consent of our lenders and requires us to satisfy certain conditions in connection with any acquisition.

In March 2008, we acquired an independent gateway operator that owns three satellite gateway ground stations in Brazil for $6.5 million, paid in shares of our Common Stock. We also incurred transaction costs of $0.3 million related to this acquisition. We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.  On June 24, 2009, we entered into a business transfer agreement with LG Dacom, the independent gateway operator in Korea, to acquire its gateway and other Globalstar assets for approximately $1 million in cash.

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

During the second quarter of 2007, we first introduced an unlimited airtime usage service plan (called the Unlimited Loyalty plan) which allowed existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly or annual fee. Since the second quarter of 2007, we have introduced a number of similarly structured plans that incorporated a declining price schedule that reduced the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010 (with an option to extend for one additional year). We record revenue for these plans on a monthly basis based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, we recognize the balance in deferred revenue. The Unlimited Loyalty Plan is no longer offered to new customers.

We sell SPOT satellite GPS messenger services as 1 or 2 year annual plans and bill them to the customer at the time the customer activates the service. We defer revenue on such annual service plans upon activation and recognize it ratably over the service term.

At June 30, 2009 and December 31, 2008, our deferred revenue aggregated approximately $23.2 million (with $3.1 million included in non-current liabilities) and $20.6 million (with $1.3 million included in non-current liabilities), respectively.

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

Globalstar System, Property and Equipment

Our Globalstar System assets include costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites, including eight satellites previously held as ground spares which we launched in May and October 2007, which we refer to as the space component, and primary and backup terrestrial control centers and gateways, which we refer to as the ground component. We recognize loss from an in-orbit failure of a satellite as an expense in the period it is determined that the satellite is not recoverable. We regard these recently launched satellites as part of the second-generation constellation which will be supplemented by the 48 second-generation satellites on order. We estimate these 48 second-generation satellites will have an in-orbit life of 15 years.

We review the carrying value of the Globalstar System for impairment whenever events or changes in circumstances indicate that the recorded value of the space component and ground component may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If we determine an impairment exists, we calculate any related impairment loss based on fair value. We believe our two-way telecommunications services, or Duplex services, after the launch of our second- generation constellation, and Simplex services will generate sufficient undiscounted cash flow after our second-generation system becomes fully operational to justify our carrying value for our second-generation costs.  We expect to begin providing services from our second-generation system in 2010.

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

On January 1, 2009, we adopted FSP APB 14-1, which was effective retrospectively. Prior to the adoption of FSP APB 14-1, we had recorded the net tax effect of the conversions and exchanges of our 5.75% Convertible Senior Notes due 2028 (“5.75% Notes”) during the fourth quarter of 2008 against additional-paid-in-capital and reduced our deferred tax asset at December 31, 2008. The adoption of FSP APB 14-1 resulted in our recording a gain from the exchanges and conversions of the Notes.

At December 31, 2008, we recognized gross deferred tax assets of approximately $125.5 million. We also established a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2008, we had established valuation allowances of approximately $125.5 million. Accordingly, at June 30, 2009 and December 31, 2008, net deferred tax assets were $0.

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

In September 2007, we and our Launch Provider entered into an agreement for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the agreement as amended, our Launch Provider will make four launches of six satellites each, and we have the option to require our Launch Provider to make one additional launch of six satellites.

In May 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. A portion of the payments made under this contract is recognized as an expense.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway.

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

We account for our defined benefit pension and life insurance benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”), SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions,” (“SFAS 106”) and SFAS No. 158, “Employers’ Accounting Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”) which require that amounts recognized in financial statements be determined on an actuarial basis. We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006, and this adoption did not have any impact on our results of operation. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement.

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

Derivative Instruments

Prior to December 10, 2008, we utilized a derivative instrument in the form of an interest rate swap agreement and a forward contract for purchasing foreign currency to minimize our risk from interest rate fluctuations related to our variable rate credit agreement and minimize our risk from fluctuations related to the foreign currency exchange rates, respectively. We used the interest rate swap agreement and the forward contract for purchasing foreign currency to manage risk and not for trading or other speculative purposes. At the end of each accounting period, we recorded the derivative instrument on our balance sheet as either an asset or a liability measured at fair value. The interest rate swap agreement and the forward contract for purchasing foreign currency did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement and the forward contract for purchasing foreign currency were recognized as “Derivative gain (loss) “ and “Other Income” over the life of the agreements, respectively. We terminated the interest swap agreement on December 10, 2008 by making a payment of approximately $9.2 million.

In June 2009, in connection with entering into the Facility Agreement (See Note 12 in Item 1 Notes to Unaudited Interim Consolidated Financial Statements in Part I — Financial Information), which provides for interest at a variable rate, we entered into a ten-year interest rate cap agreement. The interest rate cap agreement reflected a $586.3 million notional amount at interest rates that provide coverage to us for any exposures resulting from escalating interest rates over the term of the Facility Agreement. We paid approximately $12.4 million fee for the interest rate cap agreement upfront and recorded it in “Other Assets” on our consolidated balance sheet. The interest rate cap did not qualify for hedge accounting treatment under SFAS 133. We will recognize the changes in the fair value of the interest rate cap derivative as “Derivative gain (loss)” in the accompanying Consolidated Statement of Operations over the life of the agreement.

We recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) as a compound embedded derivative liability within Other long term liabilities on our Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes (See Note 12 of Item 1 Notes to unaudited interim Consolidated Financial in Part I – Financial Information). We will amortize the debt discount associated with the compound embedded derivative liability to interest expense over the term of the Notes using an effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the consolidated statements of operations. We determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions in the warrants issued with the 8.00% Notes (Note 12), we recorded the warrants as Other long term liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. We will amortize the debt discount associated with the warrant liability to interest expense over the term of the Warrants using an effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the consolidated statements of operations. We determined the fair value of the warrant derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

We determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement, were a liability and recorded it as a component of prepaid and other current assets, at issuance. We will amortize the warrant liability to interest expense over one year.

None of the derivative instruments described above was designated as a hedge.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,
	2009	2008	% Change
Revenue:
Service revenue	$12,562	$16,673	(25)%
Subscriber equipment sales	3,154	6,326	(50)
Total revenue	15,716	22,999	(32)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,961	8,607	(8)
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	2,832	4,118	(31)
Cost of subscriber equipment sales — Impairment of assets	648	349	86
Total cost of subscriber equipment sales	3,480	4,467	(22)
Marketing, general and administrative	11,408	15,482	(26)
Depreciation and amortization	5,468	6,521	(16)
Total operating expenses	28,317	35,077	(19)

Operating loss	(12,601)	(12,078)	4

Other income (expense):
Interest income	56	1,565	(96)
Interest expense	(3,141)	(301)	944
Derivative gain (loss)	(797)	3,743	N/A
Other income (expense)	2,529	(77)	N/A
Total other income (expense)	(1,353)	4,930	N/A

Income loss before income taxes	(13,954)	(7,148)	95
Income tax (benefit) expense	(192)	29	N/A
Net loss	$(13,762)	$(7,177)	92%

Revenue.  Total revenue decreased by approximately $7.3 million, or 32%, to $15.7 million for the three months ended June 30, 2009, from $23.0 million for the three months ended June 30, 2008. We attribute this decrease to lower service revenues as a result of our two-way communication issues and lower subscriber equipment sales. Our service revenue decreased due primarily to price reductions aimed at maintaining our subscriber base despite our two-way communication issues. Our subscriber equipment sales decreased during the three months ended June 30, 2009 as compared to the same period in 2008, primarily as a result of lower sales of our duplex products. Our retail ARPU during the three months ended June 30, 2009, decreased by 33% to $25.80 from $38.57 for the same period in 2008. We added over 55,000 net subscribers during the twelve-month period from June 30, 2008 to June 30, 2009.

Service Revenue. Service revenue decreased $4.1 million, or approximately 25%, to $12.6 million for the three months ended June 30, 2009, from $16.7 million for the same period in 2008. Although our subscriber base grew 18% during the twelve-month period ended June 30, 2009, to approximately 371,000, we experienced decreased retail ARPU resulting in lower service revenue. The primary reason for this decrease in our service revenue was the reduction of our prices in response to our two-way communication issues and product mix.  The decrease in duplex service revenue was partially offset by increased service revenue from our SPOT Satellite services as a result of additional SPOT service subscribers and prior year SPOT service subscribers renewing their annual subscriptions.

Subscriber Equipment Sales. Subscriber equipment sales decreased by approximately $3.1 million, or 50%, to $3.2 million for the three months ended June 30, 2009, from $6.3 million for the same period in 2008. The decrease was due primarily to lower sales of our duplex products and services during the three months ended June 30, 2009.

Operating Expenses. Total operating expenses decreased $6.8 million, or approximately 19%, to $28.3 million for the three months ended June 30, 2009, from $35.1 million for the same period in 2008. This decrease was due to reductions in our headcount, lower cost of goods sold related to lower sales of subscriber equipment of our duplex products, lower marketing and advertising costs and various other operating expense reductions throughout the Company.

Cost of Services. Our cost of services for the three months ended June 30, 2009 and 2008, were $8.0 million and $8.6 million, respectively. Our cost of services comprises primarily of network operating costs. The decrease was due to reductions in headcount, telecom, subcontractor and maintenance charges offset by higher research and development expenses related to our second generation ground component development.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased approximately $1.0 million, or 22%, to $3.5 million for the three months ended June 30, 2009, from $4.5 million for the three months ended June 30, 2008. This decrease was due primarily to lower sales of our duplex products.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased approximately $4.1 million, or 26%, to $11.4 million for the three months ended June 30, 2009, from $15.5 million for the same period in 2008. This decrease was due primarily to reductions in headcount, lower marketing and advertising costs and legal expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $1.1 million for the three months ended June 30, 2009 from the same period in 2008. The decrease in depreciation expense was due primarily to the first-generation satellite constellation reaching fully-depreciated status at December 31, 2008.

Operating Loss.  Operating loss increased approximately $0.5 million, to $12.6 million, for the three months ended June 30, 2009, from $12.1 million for the same period in 2008. The increase was due primarily to the lower service and equipment revenue partially offset by lower operating costs described above.

Interest Income. Interest income decreased by approximately $1.5 million, to $0.1 million, for the three months ended June 30, 2009, from $1.6 million for the same period in 2008. This decrease was due to lower average cash and restricted cash balances on hand.

Interest Expense. Interest expense increased by $2.8 million, to $3.1 million, for the three months ended June 30, 2009, from $0.3 million for the same period in 2008. This increase was due primarily to the higher expense related to our deferred debt issuance costs.

Derivative gain (loss). Derivative losses increased by $4.5 million for the three months ended June 30, 2009 to a loss of $0.8 million, as compared to a gain of $3.7 million during the same period in 2008. This was due primarily to the decrease in the fair value of our interest rate cap agreement as a result of a decrease in market interest rates partially offset by gains in fair value of the compound embedded conversion option and warrants issued with the 8.00% Notes and Contingent Equity Agreement.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income increased by $2.6 million for the three months ended June 30, 2009, as compared to the same period in 2008, due primarily to the favorable change in the exchange rate of the Canadian dollar during the three months ended June 30, 2009.

Income Tax Expense. Income tax benefit for the three months ended June 30, 2009 was $0.2 million compared to an expense of less than $0.1 million during the same period in 2008. The change between periods was a result primarily of an income tax refund we received with respect to our Canadian subsidiary.

Net Loss. Our net loss increased approximately $6.6 million, to a loss of $13.8 million, for the three months ended June 30, 2009, from a net loss of $7.2 million for the same period in 2008. This increase was primarily due to lower service revenue and decreases in other income as described above, offset partially by lower operating expenses as a result of cost reductions.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
	2009	2008	% Change
Revenue:
Service revenue	$23,693	$32,683	(28)%
Subscriber equipment sales	7,186	12,450	(42)
Total revenue	30,879	45,133	(32)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	18,369	16,082	14
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	5,827	9,099	(36)
Cost of subscriber equipment sales — Impairment of assets	648	413	57
Total cost of subscriber equipment sales	6,475	9,512	(32)
Marketing, general and administrative	25,385	31,230	(19)
Depreciation and amortization	10,892	11,939	(9)
Total operating expenses	61,121	68,763	(11)

Operating loss	(30,242)	(23,630)	28

Other income (expense):
Interest income	184	2,933	(94)
Interest expense	(3,381)	(1,298)	160
Derivative gain (loss)	(797)	204	N/A
Other income (expense)	(1,446)	8,174	N/A
Total other income (expense)	(5,440)	10,013	N/A

Income loss before income taxes	(35,682)	(13,617)	162
Income tax expense	(162)	195	N/A
Net loss	$(35,520)	$(13,812)	157%

Revenue.  Total revenue decreased by $14.2 million, or approximately 32%, from $45.1 million for the six months ended June 30, 2008 to $30.9 million for the six months ended June 30, 2009. We attribute this decrease mainly to lower service revenue which we believe stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues and from reductions in sales of our duplex equipment.  Our retail ARPU during the six months ended June 30, 2009 decreased by 36% to $24.44 from $38.36 for the six months ended June 30, 2008.

Service Revenue. Service revenue decreased $9.0 million, or approximately 28%, from $32.7 million for the six months ended June 30, 2008 to $23.7 million for the six months ended June 30, 2009. Although our overall subscriber base grew 18% to approximately 371,000 over the twelve-month period from June 30, 2008 to June 30, 2009, we experienced decreased retail ARPU. We believe that the two-way communication issues we first reported in February 2007 and related price reductions were the primary reasons for this decrease.

Subscriber Equipment Sales. Subscriber equipment sales decreased by approximately $5.3 million, or approximately 42%, from $12.5 million for the six months ended June 30, 2008 to $7.2 million for the six months ended June 30, 2009. We attribute this decrease to reduced sales of our duplex products.

Operating Expenses. Total operating expenses decreased $7.6 million, or approximately 11%, from $68.8 million for the six months ended June 30, 2008 to $61.1 million for the six months ended June 30, 2009. This decrease was due to reductions in our headcount, lower cost of goods sold as a result of lower subscriber equipment sales related to our duplex products, and lower marketing and advertising costs and legal expenses, partially offset by higher expenses as a result of the acquisition of our Brazilian subsidiary on March 25, 2008.

Cost of Services. Our cost of services for the six months ended June 30, 2009 and 2008 were $18.4 million and $16.1 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase in the cost of services during the six months ended June 30, 2009 is due primarily to higher costs as a result of our Brazilian subsidiary acquisition on March 25, 2008 and higher research and development expenses related to our second-generation ground component development.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $3.0 million, or approximately 32%, from $9.5 million for the six months ended June 30, 2008 to $6.5 million for the six months ended June 30, 2009.  This decrease was due primarily to lower sales of our duplex products.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased $5.8 million, or approximately 19%, from $31.2 million for the six months ended June 30, 2008 to $25.4 million for the six months ended June 30, 2009. This decrease was due primarily to reductions in our headcount and lower marketing and advertising costs and legal expenses offset partially by higher costs associated with the acquisition of our subsidiary in Brazil.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $1.0 million, or approximately 9%, from $11.9 million for the six months ended June 30, 2008 to $10.9 million for the six months ended June 30, 2009. This decrease was due primarily to the first-generation satellite constellation reaching fully-depreciated status at December 31, 2008.

Operating Loss. Our operating loss of $30.2 million for the six months ended June 30, 2009 increased approximately $6.6 million from an operating loss of $23.6 million for the six months ended June 30, 2008. The increase was due primarily to lower revenues partially offset by lower operating expenses.

Interest Income. Interest income decreased by $2.7 million for the six months ended June 30, 2009 to $0.2 million. This decrease was due to smaller cash balances on hand as compared to the prior year.

Interest Expense. Interest expense increased by $2.1 million, to $3.4 million for the six months ended June 30, 2009 from $1.3 million for the six months ended June 30, 2008. This increase was due primarily to higher expense related to our deferred offering costs during the six months ended June 30, 2009.

Derivative gain (loss). Derivative loss increased by $1.0 million for the six months ended June 30, 2009, as compared to the same period in 2008, due primarily to the unfavorable change in the fair value of the interest rate cap derivative instrument.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income decreased by $9.6 million for the six months ended June 30, 2009 as compared to the same period in 2008 primarily as a result of less favorable conversion rates for Euro to the U.S. Dollar and the Canadian Dollar to the U.S. Dollar resulting in fewer euro denominated payments made in the six months ended June 30, 2009 and lower balances on our euro denominated escrow account in the current year.

Income Tax Expense(benefit). Income tax benefit for the six months ended June 30, 2009 was $0.2 million compared to an expense of $0.2 million during the same period in 2008. This was primarily a result of an income tax refund we received with respect to our Canadian subsidiary.

Net Loss. Our net loss increased approximately $21.7 million to a loss of $35.5 million for the six months ended June 30, 2009 from a net loss of $13.8 million for the six months ended June 30, 2008. This increase was due primarily to lower revenues, losses on derivatives and losses associated with foreign exchange gains/losses offset partially by lower operating expenses as described above.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net cash from (used in) operating activities	$13,068	$(14,453)
Net cash used in investing activities	(48,530)	(184,136)
Net cash from financing activities	37,419	195,481
Effect of exchange rate changes on cash	1,723	(8,850)
Net increase (decrease) in cash and cash equivalents	$3,680	$(11,958)

Currently, our principal sources of liquidity are our Facility Agreement (described below) and our existing cash.

At July 1, 2009, our principal short-term liquidity needs were:

•                                          to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and launch related costs, in a total amount not yet determined, but which will include approximately $201.3 million payable to Thales Alenia Space by June 2010 under the purchase contract for our second-generation satellites and €0.9 million payable to Thales Alenia Space by June 2010 under the contract for construction of the Control Network Facility, respectively;

•                                          to make payments related to our launch for the second-generation satellite constellation in the amount of $175.9 million payable to our Launch Provider by June 30, 2010;

•                                          to make payments related to the construction of our second-generation ground component in the amount of $71.8 million by June 30, 2010; and

•                                          to fund our working capital (which was a deficit of $42.6 million at June 30, 2009 excluding vendor financing which will be paid as a part of the items described above).

During the six months ended June 30, 2009 and the year ended December 31, 2008, our principal sources of liquidity were:

Dollars in millions	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Cash on-hand at beginning of period	$12.4	$37.6

Net proceeds from 5.75% Notes	$—	$145.1

Net proceeds from 8.00% convertible senior unsecured notes	$51.3	$—

Proceeds from Thermo equity purchases	$1.0	$—

Borrowings under Thermo Funding credit agreement and other debt, net	$15.0	$116.1

Cash generated (used) by operations	$13.1	$(30.6)

We plan to fund our short-term liquidity requirements from the following sources:

•                  cash from our Facility Agreement ($586.3 million was available at June 30, 2009; $215.1 available after draw in July 2009);

•                  cash from the issuance of our 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) providing $51.3 million of net proceeds; and

•                  excess cash on hand at June 30, 2009.

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

Net Cash from (used in) Operating Activities

Net cash from operating activities during the six months ended June 30, 2009 increased to a cash flow of $13.1 million from an outflow of $14.5 million in the same period in 2008. This increase was due primarily to favorable changes in operating assets and liabilities offset by lower revenues during the six months ended June 30, 2009, as compared to the same period in 2008.

Net Cash from (used in) Investing Activities

Cash used in investing activities was $48.5 million during the six months ended June 30, 2009, compared to $184.1 million during the same period in 2008. This decrease was primarily the result of reduced payments related to the construction of our second generation constellation during the six months ended June 30, 2009.

Net Cash from Financing Activities

Net cash provided by financing activities decreased by $158.1 million to $37.4 million during the six months ended June 30, 2009, from $195.5 million during the same period in 2008. The decrease was due primarily to timing of cash draws on the funds available to us in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  During the six months ended June 30, 2008, we borrowed funds under the $150 million convertible long term debt and $100 million long term debt facilities of the Thermo Funding credit agreement as compared to borrowings of $55.0 million under the 8.00% Notes, $7.8 million from our Thermo Funding revolving credit facility, and $3.3 million in additional debt and capital contributions in the six months ended June 30, 2009. Since June 30, 2009, we borrowed approximately $371.2 million under the Facility Agreement.

Capital Expenditures

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

In the fourth quarter of 2006, we entered into a contract with Thales Alenia Space for our second-generation satellite constellation. On June 3, 2009, we and Thales Alenia Space entered into an amended and restated contract for the construction of the second generation satellites to incorporate prior amendments, acceleration requests and make other non-material changes to the contract entered into in November 2006. The total contract price, including subsequent additions, is €678.9 million (approximately $936.6 million at a weighted average conversion rate of €1.00 = $1.3797 at June 30, 2009, including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940). We have made payments in the amount of approximately $400.5 million in related costs through June 30, 2009.

In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.2 million (approximately $13.2 million at a conversion rate of €1.00 = $1.4336) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in the first quarter of 2010. We have made payments in the amount of approximately €8.2 million (approximately $11.8 million) through June 30, 2009.

In September 2007, we entered into a contract with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, as amended, our Launch Provider will make four firm launches of six satellites each, and up to two replacement launches and one optional launch of six satellites, not to exceed a total of six launches. The total contract price for the first four launches is $216.1 million. As of June 30, 2009, we have made payments in the aggregate amount of approximately $26.3 million associated with our launch services contract. The anticipated time period for the first four launches ranges from as early as the first quarter of 2010 through the end of 2010 and the optional launch is available from the first quarter in 2011 through the end of 2013. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule.

In May, 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. As of June 30, 2009, we have made payments in the aggregate amount of approximately $5.9 million associated with this contract. We expensed $1.8 million of these payments and capitalized $4.1 million as second-generation ground component.

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

The cost for the satellites, launches and gateway upgrades under these contracts with Thales Alenia Space, Hughes, Ericsson and our Launch Provider are included in the estimated $1.29 billion (the majority of which is denominated in Euros at a weighted average conversion rate of € 1.00=$1.3460 and excluding launch costs for the second 24 satellites, internal costs and capitalized interest) of capital expenditures which we currently anticipate will be required to procure and deploy our second-generation satellite constellation and related gateway upgrades. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of Common Stock to Thermo Funding, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and borrowings under our credit facility with Thermo Funding to fund the approximately $571.3 million (excluding internal costs) incurred through June 30, 2009. We plan to fund the balance of the capital expenditures through the use of our new Facility Agreement and proceeds from our new 8.00% Notes, additional debt and equity financings (if necessary) and cash flow from operations once we have deployed our second-generation satellite constellation.

The amount of actual and contractual capital expenditures related to the construction of the second-generation constellation and satellite operations control centers, ground component and related costs and the launch services contracts is presented in the table below (in millions):

	Currency	Payments through June 30,	Estimated Future Payments
Contract	of Payment	2009	2009	2010	2011	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€298.9	€94.2	€59.7	€—	€226.1	€678.9
Thales Alenia Satellite Operations Control Centers	EUR	€8.2	€1.0	€—	€—	€—	€9.2
Arianespace Launch Services	USD	$26.3	$131.3	$58.5	$—	$—	$216.1
Hughes second-generation ground component (including research and development expense)	USD	$5.9	$29.1	$60.1	$5.7	$—	$100.8
Ericsson	USD	$—	$1.0	$5.9	$13.0	$2.8	$22.7

The exchange rate on June 30, 2009 was €1.00 = $1.4048.

Cash Position and Indebtedness

As of June 30, 2009, our total cash and cash equivalents were $16.0 million and we had total indebtedness of $160.4 million compared to total cash and cash equivalents and total indebtedness at December 31, 2008 of $12.4 million and $271.9 million, respectively.  Since June 30, 2009, we drew approximately $371.2 million in loans under our Facility Agreement.

Facility Agreement

Credit Facility

On June 5, 2009, we entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. Ninety-five percent of our obligations under the agreement are guaranteed by COFACE, the French export credit agency.  The initial funding process of the COFACE Facility Agreement began on June 29, 2009 and was completed on July 1, 2009. The new facility is comprised of:

•                  a $563.3 million tranche for future payments to and to reimburse us for amounts we previously paid to Thales Alenia Space for construction of our second-generation satellites. Such reimbursed amounts will be used by us (a) to make payments to Arianespace for launch services, Hughes Networks Systems LLC for ground network equipment, software and satellite interface chips and Ericsson Federal Inc. for ground system upgrades, (b) to provide up to $150 million for our working capital and general corporate purposes and (c) to pay a portion of the insurance premium to COFACE; and

•                  a $23 million tranche that will be used to make payments to Arianespace for launch services and to pay a portion of the insurance premium to COFACE.

The facility will mature 96 months after the first repayment date.  Scheduled semi-annual principal repayments will begin the earlier of eight months after the launch of the first 24 satellites from the second generation constellation or December 15, 2011. The facility bears interest at a floating LIBOR rate, capped at 4%, plus 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter.  Interest payments will be due on a semi-annual basis.

The Facility Agreement requires that:

•                  we not permit our capital expenditures (other than those funded with cash proceeds from insurance and condemnation events, equity issuances or the issuance of our stock to acquire certain assets) to exceed $391.0 million in 2009 and $234.0 million in 2010 (with unused amounts permitted to be carried over to subsequent years)

•                  after the second scheduled interest payment, we maintain a minimum liquidity of $5.0 million;

•                  we achieve for each period the following minimum adjusted consolidated EBITDA:

Period	Minimum Amount

1/1/09-12/31/09	$(25.0) million
7/1/09-6/30/10	$(21.0) million
1/1/10-12/31/10	$(10.0) million
7/1/10-6/30/11	$10.0 million
1/1/11-12/31/11	$25.0 million
7/1/11-6/30/12	$35.0 million
1/1/12-12/31/12	$55.0 million
7/1/12-6/30/12	$65.0 million
1/1/13-12/31/13	$78.0 million

•                  beginning in 2011, we maintain a minimum debt service coverage ratio of 1.00:1, gradually increasing to a ratio of 1.50:1 through 2019;

•                  beginning in 2012, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 9.90:1, gradually decreasing to 2.50:1 through 2019.

At June 30, 2009, we were in compliance with the covenants of the Facility Agreement.

Our obligations under the facility are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and those of our domestic subsidiaries (other than FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

We pay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. We must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require us to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio, (b) place limitations on our ability and our subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates and (c) limit capital expenditures incurred by us not to exceed $391.0 million in 2009 and $234.0 million in 2010. We are permitted to make cash payments under the terms of our 5.75% Notes.

Subordinated Loan Agreement

On June 25, 2009, we entered into a Loan Agreement with Thermo Funding whereby Thermo Funding agreed to lend us $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of our obligations under the Facility Agreement. The loan accrues interest at 12% per annum, which will be capitalized and added to the outstanding principal in lieu of cash payments. We will make payments to Thermo Funding only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, we have a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As additional consideration for the loan, we issued Thermo Funding a warrant to purchase 4,205,608 shares of Common Stock at $0.01 per share with a five-year exercise period.  No Common Stock is issuable upon such exercise if such issuance would cause Thermo Funding and its affiliates to own more than 70% of our outstanding voting stock.

We determined that the warrant was an equity instrument and recorded it as a part of its stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted with the face value of the loan. We will amortize the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest rate method. At issuance, we allocated the proceeds under the subordinated loan agreement to the underlying debt and the warrants based upon their relative fair values.

Contingent Equity Agreement

On June 19, 2009, we entered into a Contingent Equity Agreement with Thermo Funding whereby Thermo Funding agreed to deposit $60 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, we will be required to make drawings from this account if and to the extent we have an actual or projected deficiency in our ability to meet indebtedness obligations due within a forward-looking 90 day period. Thermo Funding pledged the contingent equity account to secure our obligations under the Facility Agreement. If we make any drawings from the contingent equity account, we will issue Thermo Funding shares of our Common Stock calculated using a price per share equal to 80% of the volume-weighted average closing price of the Common Stock for the 15 trading days immediately preceding the draw. Thermo Funding may withdraw any undrawn amounts in the account after we have made the second scheduled repayment under the Facility Agreement, which we currently expect to be no later than June 15, 2012.

The Contingent Equity Agreement also provides that we will pay Thermo Funding an availability fee of 10% per year for maintaining funds in the contingent equity account. This fee is payable solely in warrants to purchase Common Stock at $0.01 per share with a five-year exercise period from issuance, with respect to a number of shares equal to the available balance in the contingent equity account divided by $1.37, subject to an annual retroactive adjustment at December 31,2009, subject to certain conditions limiting the maximum number of shares issuable. We issued Thermo Funding a warrant to purchase 4,379,562 shares for this fee at origination of the loan. No Common Stock is issuable if it would cause Thermo Funding and its affiliates to own more than 70% of our outstanding voting stock. If our Board of Directors and stockholders approve the creation of a class of nonvoting common stock in the future, we may issue nonvoting common stock in lieu of Common Stock to the extent issuing Common Stock would cause Thermo Funding and its affiliates to exceed this 70% ownership level.

We determined that the warrants issued in conjunction with the availability fee were a liability and recorded it as a component of prepaid expenses and other current assets, at issuance. We will amortize the warrant liability to interest expense over one year.

8.00% Convertible Senior Notes

On June 19, 2009, we sold $55 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) and warrants (“Warrants”) to purchase 15,277,771 shares of our Common Stock at an initial exercise price of $1.80 per share to selected institutional investors (including an affiliate of Thermo Funding) in a direct offering registered under the Securities Act of 1933. The 8.00% Notes are convertible into shares of Common Stock at an initial conversion price of $1.80 per share of Common Stock, subject to adjustment in the manner set forth in the supplemental indenture governing the 8.00% Notes.

The Warrants have full ratchet anti-dilution protection, and the exercise price of the Warrants is subject to adjustment under certain other circumstances.  In addition, if the closing price of the Common Stock on September 19, 2010 is less than the exercise price of the Warrants then in effect, the exercise price of the Warrants will be reset to equal the volume-weighted average closing price of the Common Stock for the previous 15 trading days.  In the event of certain transactions that involve change of control (“Fundamental Transactions”), the holders of the Warrants have the right to make us purchase the Warrants for cash, subject to certain conditions. The exercise period for the Warrants will begin on December 19, 2009 and end on June 19, 2014.

The 8.00% Notes are subordinated to all of our obligations under the Facility Agreement. The 8.00% Notes are our senior unsecured debt obligations and, except as described in the preceding sentence, rank pari passu with its existing unsecured, unsubordinated obligations, including our 5.75% Convertible Senior Notes due 2028. There is no sinking fund for the 8.00% Notes. The 8.00% Notes mature at the later of the tenth anniversary of closing or six moths following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in Common Stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2009.

Holders may convert their 8.00% Notes at any time. The initial base conversion price for the 8.00% Notes is $1.80 per share or 555.6 shares of our Common Stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the volume-weighted average closing price for one share of our Common Stock for the 15 trading days immediately preceding September 19, 2010 (“reset day price”) is less than the base conversion price then in effect, the base conversion rate shall be adjusted to equal the reset day price. If we issue or sell shares of our Common Stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. If at any time the closing price of the Common Stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into Common Stock. Upon certain automatic and optional conversions of the 8.00% Notes, we will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of Common Stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such 8.00% Notes prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the Common Stock for the 10 trading days immediately preceding the Conversion Date.

Subject to certain exceptions set forth in the supplemental indenture, if certain changes of control of us or events relating to the listing of the Common Stock occur (a “fundamental change”), the 8.00% Notes are subject to repurchase for cash at the option of the holders of all or any portion of the 8.00% Notes at a purchase price equal to 100% of the principal amount of the 8.00% Notes, plus a make-whole payment and accrued and unpaid interest, if any. Holders that require us to repurchase 8.00% Notes upon a fundamental change may elect to receive shares of Common Stock in lieu of cash.  Such holders will receive a number of shares equal to (i) the number of shares they would have been entitled to receive upon conversion of the 8.00% Notes, plus (ii) a make-whole premium of 12% or 15%, depending on the date of the fundamental change and the amount of the consideration, if any, received by our shareholders in connection with the fundamental change.

The indenture governing the 8.00% Notes contains customary financial reporting requirements.  The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 8.00% Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 8.00% Notes may declare the principal of the 8.00% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to us or our significant subsidiaries, the principal amount of the 8.00% Notes and accrued interest automatically becomes due and payable.

We evaluated the various embedded derivatives resulting from the conversion rights and features within the Indenture for bifurcation from the 8.00% Notes under the provisions of SFAS No. 133, Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Stock (“EITF 07-5”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based upon its detailed assessment, we concluded that the conversion rights and features could not be either excluded from bifurcation as a result of being clearly and closely related to the 8.00% Notes or were not indexed to our Common Stock and could not be classified in stockholders’ equity if freestanding. We recorded this compound embedded derivative liability as a component of

Other Long Term Liabilities on our Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. We will amortize the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the consolidated statements of operations. We determined the fair value of the compound embedded derivative was using a lattice valuation methodology incorporating a Monte Carlo simulation model.

Due to the cash settlement provisions in the warrants, we recorded the warrants as a liability as a component of Other long term liabilities on our consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Notes. We amortized the debt discount associated with the warrants liability to interest expense over the term of the Warrants using an effective interest rate method. The fair value of the warrants liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the consolidated statements of operations. We determined the fair value of the Warrants derivative using a lattice valuation methodology incorporating a Monte Carlo simulation model.

We allocated the proceeds received from the 8.00% Notes among the conversion rights and features, the detachable Warrants, the beneficial conversion feature and the remainder, if any, to the underlying debt. We netted the debt discount associated with the conversion rights and features and with the face value of the 8.00% Notes to determine the carrying amount of the 8.00% Notes. The accretion of each debt discount will increase the carrying amount of the debt over the term of the 8.00% Notes. We allocated the proceeds at issuance as follows (in thousands):

Fair value of compound embedded derivative	$23,542
Fair value of warrants	12,791
Debt	18,667
Face Value of 8.00% Notes	$55,000

5.75% Convertible Senior Notes due 2028

We have issued $150.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2028 pursuant to a base indenture and a supplemental indenture each dated as of April 15, 2008 (“5.75% Notes”).

We placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. We pledged its interest in this escrow account to the Trustee as security for these interest payments. At June 30, 2009, the balance in the escrow account was $8.3 million.

Except for the pledge of the escrow account, the 5.75% Notes are our senior unsecured debt obligations. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

Subject to certain exceptions set forth in the Indenture, the Notes are subject to repurchase for cash at the option of the holders of all or any portion of the Notes (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the our ownership, or certain events relating to the trading of our Common Stock.

Holders may convert their 5.75% Notes into shares of Common Stock, subject to our option to deliver cash in lieu of all or a portion of the shares at their option at any time prior to maturity. The 5.75% Notes are convertible at an initial conversion rate of 166.1820 shares of Common Stock per $1,000 principal amount of 5.75% Notes, subject to adjustment. In addition to receiving the applicable amount of shares of Common Stock or cash in lieu of all or a portion of the shares, holders of 5.75% Notes who convert them prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the 5.75% Notes being converted.

Holders who convert their 5.75% Notes in connection with a fundamental change occurring on or prior to April 1, 2013 will be entitled to an increase in the conversion rate as specified in the indenture governing the 5.75% Notes.

Except as described above with respect to holders of 5.75% Notes who convert their 5.75% Notes prior to April 1, 2011, there is no circumstance in which holders could receive cash in addition to the maximum number of shares of common stock issuable upon conversion of the 5.75% Notes.

If we make at least 10 scheduled semi-annual interest payments, the 5.75% Notes are subject to redemption at the our option at any time on or after April 1, 2013, at a price equal to 100% of the principal amount of the 5.75% Notes to be redeemed, plus accrued and unpaid interest, if any.

The indenture governing the 5.75% Notes contains customary financial reporting requirements and also contains restrictions on mergers and asset sales. The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 5.75% Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 5.75% Notes may declare the principal of the 5.75% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to our or our significant subsidiaries, the principal amount of the 5.75% Notes and accrued interest automatically becomes due and payable.

Conversion of 5.75% Notes

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into Common Stock. We also exchanged an additional $42.2 million aggregate principal amount of Notes, or 28% of the 5.75% Notes originally issued for a combination of Common Stock and cash. We have issued approximately 23.6 million shares of Common Stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of our Common Stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at June 30, 2009.

Common Stock Offering and Share Lending Agreement

Concurrently with the offering of the 5.75% Notes, we entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), pursuant to which we agreed to lend up to 36,144,570 shares of Common Stock (the “Borrowed Shares”) to the Borrower, subject to certain adjustments, for a period ending on the earliest of (i) at the Company’s option, at any time after the entire principal amount of the 5.75% Notes ceases to be outstanding, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to us. Upon the conversion of 5.75% Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to us. At our election, the Borrower may deliver cash equal to the market value of the corresponding Borrowed Shares instead of returning to us the Borrowed Shares otherwise required by conversions of 5.75% Notes.

Pursuant to and upon the terms of the Share Lending Agreement, we will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter (the “Equity Underwriter”) with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of Common Stock initially loaned by us to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of Common Stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At June 30, 2009, approximately 17.3 million Borrowed Shares remained outstanding.

We did not receive any proceeds from the sale of the Borrowed Shares pursuant to the Share Lending Agreement, and it will not reserve any proceeds from any future sale. The Borrower has received all of the proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement and will receive all of the proceeds from any future sale. At our election, the Borrower may remit cash equal to the market value of the corresponding Borrowed Shares instead of returning the Borrowed Shares due back to us as a result of conversions by Note holders. See below.

The Borrowed Shares are treated as issued and outstanding for corporate law purposes, and accordingly, the holders of the Borrowed Shares will have all of the rights of a holder of our outstanding shares, including the right to vote the shares on all matters submitted to a vote of our tockholders and the right to receive any dividends or other distributions that we may pay or makes on our outstanding shares of Common Stock. However, under the Share Lending Agreement, the Borrower has agreed:

•                  To pay, within one business day after the relevant payment date, to us n amount equal to any cash dividends that the Company pays on the Borrowed Shares; and

•                  To pay or deliver to us, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that we make on the Borrowed Shares.

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

On December 18, 2008, we entered into Amendment No. 1 to Share Lending Agreement with the Borrower and the Borrowing Agent. Pursuant to Amendment No.1, we have the option to request the Borrower to deliver cash instead of returning Borrowed Shares upon any termination of loans at the Borrower’s option, at the termination date of the Share Lending Agreement or when the outstanding loaned shares exceed the maximum number of shares permitted under the Share Lending Agreement.  The consent of the Borrower is required for any cash settlement, which consent may not be unreasonably withheld, subject to the Borrower’s determination of applicable legal, regulatory or self-regulatory requirements or other internal policies. Any loans settled in shares of our Common Stock will be subject to a return fee based on the stock price as agreed by us and the Borrower.  The return fee will not be less than $0.005 per share or exceed $0.05 per share.

As a result of this amendment, we believe that, under generally accepted accounting principles in the United States as currently in effect, the approximately 17.3 million Borrowed Shares outstanding at June 30, 2009 under the Share Lending Agreement will be considered outstanding for the purpose of computing and reporting its earnings per share. Prior to this amendment, we did not consider the Borrowed Shares outstanding for the purpose of computing and reporting our earnings per share due to the substantial elimination of the economic dilution due to contractual provisions that otherwise would have resulted from the issuance of the Borrowed Shares.

We evaluated the various embedded derivatives within the Indenture for bifurcation from the 5.75% Notes under the provisions of FASB’s Statement of Financial Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Emerging Issues Task Force Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based upon its detailed assessment, the Company concluded that these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the 5.75% Notes or are indexed to our Common Stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was estimated to be immaterial.

We adopted FSP APB 14-1 on January 1, 2009, and it is applied on a retrospective basis. FSP APB 14-1 calls for a separation of the liability and equity components of the convertible debt instrument. The carrying amount of the liability component is computed by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component is represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is recorded as debt discount and is amortized to interest cost using the interest method over a period of five years. The adoption of FSP APB 14-1 resulted in a decrease in our long-term debt of approximately $23.1 million; an increase in its stockholders’ equity of approximately $28.3 million; and an increase in its net property, plant and equipment of approximately $5.9 million as of December 31, 2008.The adoption of FSP APB 14-1 changed the our full year 2008 Consolidated Statement of Operations, because the gains associated with conversions and exchanges of 5.75% Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. The adoption of FSP APB 14-1 impacted our Consolidated Statement of Operations for the three and six month periods ended June 30, 2008 by reducing the net loss by approximately $0.2 million. At June 30, 2009 and December 31, 2008, the remaining term for amortization associated with debt discount was approximately 45 and 51 months, respectively. The annual effective interest rate utilized for the amortization of debt discount during the three and six month periods ended June 30, 2009 was 9.14. The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during the three and six month periods ended June 30, 2009, was $2.2 million and $4.4  million, respectively, all of which was capitalized. The carrying amount of the equity and liability component, as of June 30, 2009 and December 31, 2008, is presented below (in thousands):

	June 30, 2009	December 31, 2008

Equity	$54,675	$54,675
Liability:
Principal	71,804	71,804
Unamortized debt discount	(20,847)	(23,134)
Net carrying amount of liability	$50,957	$48,670

Credit Agreement

On August 16, 2006, we entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo Funding was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. On December 18, 2008, we entered into a First Amendment to Second Amended and Restated Credit Agreement with Thermo Funding, as lender and administrative agent, to increase the amount available to us under the revolving credit facility from $50 million to $100 million. We have also borrowed an aggregate of $100.0 million under the term loan facility of the credit agreement.  In May 2009, $7.5 million of the credit agreement was converted into 10 million shares of our common stock.

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

On June 19, 2009, Thermo Funding exchanged all of the outstanding secured debt (including accrued interest) owed to it by us under the credit agreement, which totaled approximately $180.2 million, for one share of Series A Convertible Preferred Stock (the “Series A Preferred”), and the credit agreement was terminated.  The Series A Preferred includes the following terms:

Liquidation Preference. The Series A Preferred has a $0.01 liquidation preference upon any voluntary or involuntary liquidation, dissolution or winding up of the company.

Dividend Preference.  The Series A Preferred has no dividend preference to the Common Stock.

Voting Rights. Subject to the conversion limitation set forth below, Thermo Funding may vote its share of Series A Preferred with holders of our Common Stock, voting as a single class, on an as-converted basis.

Conversion Rights and Limitations.  The Series A Preferred is convertible into 126,174,034 shares of Common Stock or any class of nonvoting common stock which we may be authorized to issue in the future.  In addition, no Common Stock is issuable upon such conversion if such issuance would cause Thermo Funding and its affiliates to own more than 70% of our outstanding voting stock. If our Board of Directors and stockholders approve the creation of a class of nonvoting common stock in the future, we may issue nonvoting common stock in lieu of common stock to the extent issuing Common Stock would cause Thermo Funding and its affiliates to exceed this 70% ownership level.

Additional Issuances.  We may not issue additional shares of Series A Preferred or create any other class or series of capital stock that ranks senior to or on parity with the Series A Preferred without the consent of Thermo Funding.

We determined that the exchange of debt for Series A Preferred was a capital transaction and did not record any gain as a result of this exchange.

Contractual Obligations and Commitments

At June 30, 2009, we have a remaining commitment to purchase a total of $49.4 million of mobile phones, services and other equipment under various commercial agreements with QUALCOMM. We expect to fund this remaining commitment from our working capital, funds generated by our operations, and, if necessary, additional capital from the issuance of equity or debt or a combination thereof. On October 28, 2008, we and QUALCOMM amended our agreement to extend the term for 12 months and defer delivery of mobile phones and related equipment until 2011.

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

In November 2006, we and Thales Alenia Space entered into a definitive contract pursuant to which Thales Alenia Space will construct 48 low-earth-orbit satellites in two batches (the first of 25, including a proto-flight model satellite, and the second of 23) for our second-generation satellite constellation. In June 2009, we and Thales Alenia Space France entered into an amended and restated contract for the construction of the second generation satellites to incorporate prior amendments, acceleration requests and make other non-material changes to the contract entered into in November 2006. Under the contract, Thales Alenia Space also will provide launch support services and mission operations support services. We have contracted separately with our Launch Provider for launch services and will do so for launch insurance for the satellites. The total contract price, including subsequent additions, will be approximately €678.9 million, (approximately $936.6 million at a weighted average conversion rate of €1.00 = $1.3797 at June 30, 2009 including approximately €146.8 million which was paid by us in U.S. dollars at a fixed conversion rate of €1.00 = $1.2940. We are also obligated to pay Thales Alenia Space up to $75.0 million in bonus payments depending upon the fulfillment of various conditions, including our cumulative EBITDA exceeding certain projections, Thales Alenia Space’s achievement of the specified delivery schedule and satisfactory operation of the satellites after delivery. The approximately €12.4 million ($16.0 million paid by us to Thales Alenia Space pursuant to an Authorization to Proceed dated October 5, 2006, as amended, was credited against payments to be made by us under the contract. We have established and maintained an escrow account with a commercial bank to secure our payment obligations under the contract. The initial escrow deposit was €40.0 million. We and Thales Alenia Space entered into the escrow agreement on December 21, 2006. Upon completion of the Facility agreement, amounts in the escrow account became unrestricted and was reclassed to cash and cash equivalents

In March 2007, we entered into an agreement with Thales Alenia Space for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. This agreement complements the second-generation satellite construction contract with Thales Alenia Space for the construction of 48 low-earth orbit satellites and allows Thales Alenia Space to coordinate all aspects of the second-generation satellite constellation project, including the transition of first-generation software and hardware to equipment for the second generation. The total contract price for the construction and associated services is €9.2 million (approximately $13.2 million at a weighted average conversion rate of €1.00 = $1.4336) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in the first quarter of 2010. We have the option to terminate the contract if excusable delays affecting Thales Alenia Space’s ability to perform the contract total six consecutive months or at its convenience. If we terminate the contract, we must pay Thales Alenia Space the lesser of its unpaid costs for work performed by Thales Alenia Space and its subcontractors or payments for the next two quarters following termination. If Thales Alenia Space has not completed the Control Network Facility acceptance review within sixty days of the due date, we will be entitled to certain liquidated damages. Failure to complete the Control Network Facility acceptance review on or before six months after the due date results in a default by Thales Alenia Space, entitling us to a refund of all payments, except for liquidated damage amounts previously paid or with respect to items where final delivery has occurred. The Control Network Facility, when accepted, will be covered by a limited one-year warranty. The contract contains customary arbitration and indemnification provisions. We have made payments in the amount of approximately €8.2 million (approximately $11.8 million) through June 30, 2009.

In September 2007, we entered into a contract with Arianespace (our “Launch Provider”) for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the contract, as amended, our Launch Provider will make four firm launches of six satellites each, and up to two replacement launches and one optional launch of six satellites each, not exceed a total of six launches. The total contract price for the first four launches is $216.1 million. The cost for the launch of the first 24 satellites under this contract is included in the estimated $1.29 billion (at a weighted average conversion rate of €1.00=$1.3460) to procure and deploy our second-generation satellite constellation and related gateway upgrades. The anticipated launch windows for the first four launches ranges from as early as the first quarter of 2010 through the end of 2010 and the optional launch is available from the first quarter in 2011 through the end of 2013. Prolonged delays due to postponements by us or our Launch Provider may result in adjustments to the payment schedule. On July 5, 2008, we amended our agreement with our Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12% and become payable one month before the corresponding launch date. In June 2009, we and the Launch Provider again amended their agreement modifying the agreement in certain respects including cancelling the deferred payment provisions. We paid all deferred payment amounts under to the vendor in July 2009.As of June 30, 2009, we had incurred $26.3 million associated with the launch services contract.

In May 2008, we entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. As of June 30, 2009, we have made payments in the amount of approximately $5.9 million associated with this contract. We expensed $1.8 million of these payments and capitalized $4.1 million as second-generation ground component.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. Design of the new core network system is now underway. The agreement represents the final significant ground network infrastructure component for our next-generation of advanced IP-based satellite voice and data services.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are made primarily in U.S. dollars, Canadian dollars, Brazilian reais and Euros. In some cases insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. However, our Facility Agreement requires us to do so on terms reasonably acceptable to the COFACE agent not later than 90 days after the end of any quarter in which more than 25% of our revenue is originally denominated in a single currency other than U.S. or Canadian dollars.

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

Our exposure to fluctuations in currency exchange rates has increased significantly as a result of portions of our contracts for the construction of our second-generation constellation satellite and the related control network facility, which are payable primarily in Euros. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance related to these contracts of approximately €227.0 million on June 30, 2009, would result in $3.2 million of additional payments. See “Note 3: Property and Equipment” of the unaudited interim consolidated financial statements in Part I, Item 1 of this Report.

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed.  The interest rate cap provides limits on the 6 month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base rate will be 1% less then the then 6 month Libor rate.  The applicable margin from the base rate ranges from 2.07% to 2.4% through the termination date of the facility.  Assuming that we borrowed the entire $586.3 million under the Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4. Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2009, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three and six months ended June 30, 2009.

(b)                               Changes in internal control over financial reporting.

As of June 30, 2009, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our indebtedness could adversely affect our financial condition. If the $586.3 million in committed facilities under our Facility Agreement had been drawn fully and our 8% Notes had been outstanding in addition to our 5.75% Notes, at June 30, 2009, our indebtedness would have been $862.7 million. This would have resulted in an annual interest expense of approximately $94.9 million, assuming an interest rate of 11.0%.

Furthermore, if an event of default were to occur with respect to our Facility Agreement or other indebtedness, our creditors could accelerate the maturity of our indebtedness. Our indebtedness under our credit agreement is secured by a lien on substantially all of our assets and the assets of our domestic subsidiaries and the lenders could foreclose on these assets to repay the indebtedness.

Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our Facility Agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due.

We have a short operating history. Our predecessor incurred substantial losses. Our operating results have fluctuated, with operating losses in three of the last five years, and may continue to do so.

We acquired the assets of Old Globalstar in December 2003 in a proceeding under the Bankruptcy Code. Prior to that time, Old Globalstar incurred substantial losses, including operating losses of $260.7 million in 2003. Since our acquisition of the Globalstar business, we incurred an operating loss of $3.5 million in 2004, had operating profits of $21.9 million in 2005 and $15.7 million in 2006, and incurred operating losses of $24.6 million and $57.7 million in 2007 and 2008 respectively. Largely as a result of problems with our two-way communications services, we incurred an operating loss of $35.5 million during the six months ended June 30, 2009. We expect that our operating results will continue to be volatile, at least until we have deployed and placed into service our second-generation satellite constellation.

Our satellites have a limited life and most have degraded, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

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

In the past, we have reconfigured our constellation and placed less impaired satellites into key orbital positions to maximize our capacity and quality of service. We will continue to do this. We forecast the time and duration of two-way service coverage at any particular location in our service area, and we have made this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, value added resellers, and IGO’s, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas. Nonetheless, we expect the S-band antenna amplifier degradation to continue as our satellites age in orbit. Substantially all of our in-orbit satellites launched prior to 2007 have ceased to be able to provide two-way communications as a result of this degradation.

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

During the first six months of 2009, our ARPU decreased by 36% to $24.44 from $38.36 for the same period in 2008. In addition, our service revenue declined from $32.7 million to $23.7 million. We believe that customer reaction to the S-band antenna amplifier degradation and our related price reductions have been the primary causes of the reductions in service revenue. If we are unable to maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation satellite constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

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

The FCC rules governing ATC are relatively new and are subject to interpretation. The scope of ATC services that we will be permitted and required to provide under our existing FCC license is unclear and we may be required to seek additional amendments to our ATC license to execute our business plan. The FCC’s rules require ATC service providers to demonstrate that their mobile satellite and ATC services satisfy certain gating criteria, such as constituting an “integrated service offering,” and maintain at least one in-orbit spare satellite. The FCC reserves the right to rescind ATC authority if the FCC determines that a licensee has failed to provide an “integrated service offering” or to comply with other gating criteria. It is therefore possible that we could lose our existing or future ATC authority, in which case we could lose all or much of our investment in developing ATC services, as well as future revenues from such services.

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

We have decided to register our second generation satellite constellation with the International Telecommunication Union (the ITU) through France rather than the United States.  The French radiofrequency spectrum regulatory agency, ANFR, submitted the technical papers to the ITU on our behalf in July 2009.  As with the first generation constellation, we will be required to coordinate our spectrum assignments with other companies that use any portion of our spectrum bands.  We cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

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

Our ability to generate revenue and cash flow has been adversely impacted by our need to reduce our prices for two-way communications services as we seek to maintain our customer base in the face of the challenges to our two-way services. We have implemented a new pricing strategy in the United States and Canada designed to stem further diminution of revenue from two-way services described above. Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation satellite constellation. In order to do so, we are dependent on third parties, such as Thales Alenia Space and our Launch Provider, to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellites. Although we have entered into contracts with Thales Alenia Space that anticipate launch of our second-generation satellites beginning in the first quarter of 2010 into late 2010, and we have arranged with Thales Alenia Space for acceleration of a portion of the initial 24 satellites by up to four months, there can be no assurance that the delivery of these satellites will be timely. We have not arranged an alternative source if Thales Alenia Space is unable or unwilling to fulfill these contracts. If Thales Alenia Space fails to deliver these initial satellites in a timely manner, our ability to meet our projected launch schedule would be materially adversely affected, and our operations and business plan, which assume a functioning second-generation satellite constellation by 2010, would be materially adversely affected.

We have filed an application with the FCC to modify our constellation license to take account of the technical improvements in our second-generation satellites and to change our approved orbital configuration. If the FCC were not to grant our application as filed, we might not be able to re-establish our duplex services as soon as planned.

A significant delay in placing our new satellites into commercial service will have a material adverse affect in our operations and financial condition which may cause us to receive additional financing. Furthermore, we may not be able to obtain additional financing on favorable terms, or at all.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our revenue and profitability.

For each of the six months ended June 30, 2009 and 2008, we derived approximately 95% and 87% of our revenue from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to market our products and services successfully, our revenue and profitability may decrease.

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

Our success in generating sufficient cash from operations to fund a portion of the cost of our second-generation satellite constellation will depend on the market acceptance and success of our current and future products and services, which may not occur.

In 2007, we launched new products to expand the scope of our Simplex services. On November 1, 2007, we introduced the SPOT satellite messenger, aimed at both recreational and commercial customers who require personal tracking, emergency location and messaging solutions that operate beyond the range of traditional terrestrial and wireless communications.

We plan on introducing additional Duplex and Simplex products and services. However, we cannot predict with certainty the potential longer term demand for these products and services or the extent to which we will be able to meet demand. Our business plan assumes growing our Duplex subscriber base beyond levels achieved in the past, rapidly growing our Simplex subscriber base and returning the business to profitability. However, we may not be able to generate sufficient positive cash flow from our operations to enable us to fund a portion of the cost of our second-generation satellite constellation. Among other things, end user acceptance of our Duplex and Simplex will depend upon:

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

•                  the effectiveness of our competitors in developing and offering alternate technologies or lower priced services; and

•                  general and local economic conditions, which have been adversely affected by the current recession.

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

As of June 30, 2009, we had aggregate contractual obligations of over $1.29 billion (a substantial portion of which is denominated in Euros) related to the procurement and deployment of our second-generation satellite constellation and related ground installations, the purchase of mobile phones and related equipment and other contractual obligations. The nature of these purchases requires us to enter into long-term fixed price contracts. We could cancel some of these purchase commitments, subject to the incurrence of specified cancellation penalties. We believe we currently have most of the funds necessary to fulfill these purchase commitments and may need to access additional funds through debt and equity issuances.

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

Under the FCC’s plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. The FCC’s decision to reduce the number of channels we have available in our L-band may impair our ability to grow over the long term.

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

Satellite-based Competitors

There are currently four other satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat and its subsidiary ACeS, SkyTerra, and Thuraya. In addition, ICO Global Communications (Holdings) Limited launched a satellite in 2008, TerreStar Corporation launched a satellite in 2009 and SkyTerra plan to launch their new satellites in the next year. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand.

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

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, the constellation degradation or for other reasons. Our top 10 customers for the six months ended June 30, 2009 and 2008 accounted for, in the aggregate, approximately 10% and 11% of our total revenues of $30.9 million and $45.1 million, respectively. For the six months ended June 30, 2009 and 2008, revenues from our largest customer were $0.5 million or 2%, and $0.9 million or 2% of our total revenues, respectively. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our profitability could be significantly reduced through the loss of these revenues. In addition, we may be required to record additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 7% and 13% of our total service revenue for the six months ended June 30, 2009 and 2008, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty and are subject to changes in government budgets and appropriations.

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

Our business depends on technical knowledge, and we believe that our future success is based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use our patents, work products, inventions, designs, software, systems and similar know-how. Although we have taken diligent steps to protect that information, the information may be disclosed to others or others may independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. Third parties may assert claims that our products or services infringe on their proprietary rights. Any such claims, if made, may prevent or limit our sales of products or services or increase our costs of sales. Thus far, two companies have filed lawsuits against us for allegedly infringing with their patent rights. See “Item 1—Legal Proceedings.” Additional claims could be made in the future.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. A substantial majority of our obligations are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies, and increases in the value of the Euro compared to the U.S. dollar have effectively substantially increased the Euro-denominated costs of procuring our second-generation satellite constellation and related ground facilities. Further declines in the dollar will exacerbate this problem. A 1% decline in the dollar vis-à-vis the Euro would increase our committed purchase obligations by approximately $5.9 million. Approximately 36% and 37% of our total sales were to retail customers in Canada, Europe, Venezuela and Brazil (which we added in the first quarter of 2008) during 2008 and 2007, respectively. Our results of operations for 2008 and 2007 reflected losses of $4.5 million and $8.2 million, respectively, on foreign currency transactions. Our exposure to fluctuations in currency exchange rates has increased significantly as a result of our satellite contracts. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

If we become subject to unanticipated foreign tax liabilities, it could materially increase our costs.

We operate in various foreign tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect. As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities estimated at approximately $11.1 million, for which we are fully indemnified by the seller. We may also be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller or the seller may fail to perform its indemnification obligations.

We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.

We depend on QUALCOMM as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates QUALCOMM proprietary technology. QUALCOMM may terminate its business relationship with us when its current contractual obligations are completed in approximately two years. In addition, we currently have a maintenance and support contract with QUALCOMM that ends in 2009. If QUALCOMM terminates any one of these relationships, we may not be able to find a replacement supplier or perform the maintenance and support ourselves. Although we have contracted with Hughes and Ericsson to provide new hardware and software for our ground component, there could be a substantial period of time in which their products or services are not available and QUALCOMM no longer supports its products and services.

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

Restrictive covenants in our Facility Agreement impose restrictions that may limit our operating and financial flexibility.

Our Facility Agreement contains a number of significant restrictions and covenants that limit our ability to:

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

•                  merge or consolidate with other entities or transfer all or substantially all of our assets; and

•                  transfer or sell assets.

Complying with these restrictive covenants, as well as the financial covenants in the Facility Agreement and those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the common stock and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions. Furthermore, our ability to draw on our credit facility is subject to conditions, including that no default is continuing or would be likely to result from a proposed plan.

Risks Related to Our Common Stock

Recessionary indicators and continued volatility in global economic conditions and the financial markets have adversely affected and may continue to affect adversely sales of our SPOT satellite messenger.

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

Our Common Stock is currently listed on the NASDAQ Global Select Market under the symbol “GSAT.” For continued inclusion on the NASDAQ Global Select Market, we must generally maintain, among other requirements, either (a) stockholders’ equity of at least $10 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $5 million; or (b) market capitalization of at least $50 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $15 million. If we fail to meet the minimum closing bid price or the minimum market value standards described above for at least 30 consecutive trading days, our Common Stock could be at risk of being removed from listing on the NASDAQ Global Select Market. If our Common Stock were removed from listing on the NASDAQ Global Select Market, our Common Stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market, or trading of our Common Stock may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our Common Stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our Common Stock. Removal of our Common Stock from listing on the NASDAQ Global Select Market may also make it more difficult for us to raise capital through the sale of our securities.

In addition, if our Common Stock is not listed on a U.S. national stock exchange, such as NASDAQ, or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 5.75% Convertible Senior Notes and our 8% Convertible Senior Unsecured Notes will have the option to require us to repurchase the Notes, which we may not have sufficient financial resources to do.

We do not expect to pay dividends on our common stock in the foreseeable future.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. Our Facility Agreement currently prohibits the payment of cash dividends.

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

•                  actual or anticipated sales of common stock by our controlling stockholder or others;

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue 800 million shares of common stock, of which approximately 141.2 million were issued and outstanding as of June 30, 2009 and 658.8 million were available for future issuance, of which approximately 197.7 million shares are reserved for specific future issuances. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.

Subject to the rules of The NASDAQ Global Select Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100 million shares of preferred stock authorized and one share of Series A Convertible Preferred Stock issued which has a $0.01 liquidity preference and is convertible into shares of Common Stock. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Provisions of Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws and our Facility Agreement and indentures could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:

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

•                  change of control provisions in our Facility Agreement, which provide that a change of control will constitute an event of default and, unless waived by the lenders, will result in the acceleration of the maturity of all indebtedness under the credit agreement;

•                  change of control provisions relating to our 5.75% Convertible Senior Notes and 8% Convertible Senior Unsecured Notes, which provide that a change of control will permit holders of the Notes to demand immediate repayment; and

•                  change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.

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

As of June 30, 2009, Thermo owned approximately 53% of our outstanding common stock. Additionally, Thermo owns Series A Preferred Stock, warrants and 8.00% Notes that may be converted into or exercised for additional shares of Common Stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo Funding purchased an aggregate of $200 million of our Common Stock at prices substantially above market. On December 17, 2007, Thermo Funding assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. In connection with fulfilling the conditions precedent to our Facility Agreement, in June 2009, Thermo agreed to convert the loans outstanding under the credit agreement into equity and terminate the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of our 8% Notes, and loaned us $25.0 million to fund our debt service reserve account under the Facility Agreement.

Thermo is controlled by James Monroe III, our chairman. Through Thermo, Mr. Monroe holds equity interests in, and serves as an executive officer or director of, a diverse group of privately-owned businesses not otherwise related to us. Although Mr. Monroe receives no compensation from us, he has advised us that he intends to devote whatever portion of his time is necessary to perform his duties as our chairman. We do reimburse Thermo and Mr. Monroe for certain expenses they incur in connection with our business.

The interests of Thermo may conflict with the interests of our other stockholders. Thermo may take actions it believes will benefit its equity investment in us or loans to us even though such actions might not be in your best interests as a holder of our common stock.

As a “controlled company,” as defined in the NASDAQ Marketplace Rules, we qualify for, and rely on, exemptions from certain corporate governance requirements.

Thermo owns Common Stock representing more than a majority of the voting power in election of our directors. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards in the NASDAQ Marketplace Rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its board of directors consist of independent directors, the requirement that it have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We have elected to be treated as a controlled company and thus utilize these exemptions. As a result, we do not have a majority of independent directors nor do we have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, you do not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ Marketplace corporate governance requirements.

Our pre-emptive rights offering, which we may commence in the future, is not in strict compliance with the technical requirements of our prior certificate of incorporation.

Our certificate of incorporation as in effect when we entered into the irrevocable standby stock purchase agreement with Thermo Funding in 2006 provided that stockholders who are accredited investors (as defined under the Securities Act) were entitled to pre-emptive rights with respect to the transaction with Thermo Funding. We may offer our stockholders as of June 15, 2006 who are accredited investors the opportunity to participate in the transaction contemplated by the irrevocable standby stock purchase agreement with Thermo Funding on a pro rata basis on substantially the same terms as Thermo Funding. Some of our stockholders could allege that the offering does not comply fully with the terms of our prior certificate of incorporation. Although we believe any variance from the requirements of our former certificate of incorporation is immaterial and that we had valid reasons for delaying the pre-emptive rights offering until after our initial public offering, a court may not agree with our position if these stockholders allege that we have violated their pre-emptive rights. In that case, we can not predict the type of remedy the court could award such stockholders.

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

Item 4.  Submission of Matters to a Vote of Security Holders

After approval of certain transactions by our Board of Directors, on June 24, 2009 we obtained written consent of these actions from affiliates of James Monroe III, our principal stockholder, who collectively held 76,405,771 shares of our common stock, representing the right to vote approximately 54% of the total issued and outstanding shares on that date. We were required to obtain stockholder approval in compliance with Nasdaq Stock Market Listing Rules.  These resolutions:

1.               Approved the issuance of $55 million aggregate principal amount of our 8% Convertible Senior Unsecured Notes, the issuance of additional Notes and shares of Common Stock to pay interest on the Notes, the issuance of Common Stock issuable upon conversion of the Notes, the issuance to purchasers of the Notes of warrants to purchase 15,277,771 shares of Common Stock, and the issuance of Common Stock upon the exercise of the warrants, all in accordance with the terms of the Indenture dated as of April 15, 2008 between the Company and U.S. Bank, National Association, as trustee, as supplemented by the Second Supplemental Indenture dated June 19, 2009 between the Company and U.S. Bank, National Association, as trustee, and the warrants issued on June 19, 2009, as applicable.

2.               Approved the issuance of one share of our Series A Convertible Preferred Stock, convertible into 126,174,034 shares of Common Stock (or, if a class of nonvoting common stock is created in the future, shares of nonvoting common stock) to Thermo Funding in exchange for the full amount of $180,176,520.30 in secured debt (including accrued interest) outstanding under the Second Amended and Restated Credit Agreement by and between us and Thermo Funding dated as of December 17, 2007, as amended.

3.               Approved the issuance to Thermo Funding of shares of Common Stock at a price that is 80% of the then-current market price in exchange for funds drawn by us, if any, under the $60 million contingent equity facility provided by Thermo Funding pursuant to the Contingent Equity Agreement between us and Thermo Funding dated as of June 19, 2009, as required by the Accounts Agreement between us, Thermo Funding and BNP Paribas dated as of June 5, 2009.

4.               Approved the issuance to Thermo Funding of warrants to purchase Common Stock (or, if such a class of stock is created in the future, nonvoting common stock) in respect of the availability fee for amounts maintained in the contingent equity account in accordance with the terms of the Contingent Equity Agreement.

5.               Approved the issuance to Thermo Funding of warrants to purchase 4,205,608 shares of Common Stock in accordance with the terms of the Loan Agreement between the Company and Thermo Funding dated as of June 25, 2009, and the issuance of the shares of Common Stock subject to the warrants upon their exercise thereof.

We informed our stockholders of these actions by delivery of an Information Statement on Schedule 14C.  The stockholder consent became effective on August 6, 2009.

Item 6. Exhibits

Number	Description
3.1	Certificate of Designation for Series A Convertible Preferred Stock

4.1	Warrant issued to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009

4.2	Form of Warrant for issuances to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009.

10.1	COFACE Facility Agreement between Globalstar, Inc., BNP Paribas Societe General, Natixis, Calyon and Credit Industrial et Commercial dated June 5, 2009

10.2†	Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space dated June 3, 2009

10.3	Conversion Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009

10.4	Contingent Equity Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009

10.5	Loan Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 25, 2009

10.6†	Amendment No. 2 to Launch Services Contract between Globalstar, Inc. and Arianespace dated June 24, 2009

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

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

GLOBALSTAR, INC.

	By:	/s/Peter J. Dalton
Date: August 10, 2009		Peter J. Dalton
Chief Executive Officer

	By:	/s/ FUAD AHMAD
Date: August 10, 2009		Fuad Ahmad
Senior Vice President and Chief Financial Officer