Form 10-Q
period 2009-09-30
Globalstar, Inc.
filed 2009-11-06
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of October 30, 2009, 153,242,370 shares of Common Stock, par value $0.0001 per share and no shares of Nonvoting Common Stock, par value $0.0001 per share, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		As Adjusted – Note 1		As Adjusted – Note 1

Revenue:
Service revenue	$13,260	$16,150	$36,953	$48,833
Equipment sales	4,261	6,375	11,447	18,825
Total revenue	17,521	22,525	48,400	67,658
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	9,403	10,452	27,772	26,534
Cost of equipment sales:
Cost of equipment sales	1,987	4,942	7,814	14,050
Cost of equipment sales — Impairment of assets	7	—	655	404
Total cost of equipment sales	1,994	4,942	8,469	14,454
Marketing, general, and administrative	12,328	17,372	37,713	48,602
Depreciation and amortization	5,473	7,196	16,365	19,135
Total operating expenses	29,198	39,962	90,319	108,725
Operating loss	(11,677)	(17,437)	(41,919)	(41,067)
Other income (expense):
Interest income	181	1,474	365	4,407
Interest expense	(1,763)	(1,201)	(5,144)	(2,499)
Derivative gain (loss)	5,993	(229)	5,196	(25)
Other	1,839	(6,587)	393	1,587
Total other income (expense)	6,250	(6,543)	810	3,470
Loss before income taxes	(5,427)	(23,980)	(41,109)	(37,597)
Income tax expense (benefit)	92	2,039	(70)	2,234
Net loss	$(5,519)	$(26,019)	$(41,039)	$(39,831)
Loss per common share:
Basic	$(0.04)	$(0.31)	$(0.30)	$(0.48)
Diluted	(0.04)	(0.31)	(0.30)	(0.48)
Weighted-average shares outstanding:
Basic	144,827	84,631	135,831	83,711
Diluted	144,827	84,631	135,831	83,711

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and Preferred Stock share data)
(Unaudited)

	September 30, 2009	December 31, 2008
		As Adjusted – Note 1
ASSETS
Current assets:
Cash and cash equivalents	$131,699	$12,357
Accounts receivable, net of allowance of $5,429 (2009) and $5,205 (2008)	10,468	10,075
Inventory	59,006	55,105
Advances for inventory	9,332	9,314
Prepaid expenses and other current assets	5,806	5,565
Total current assets	216,311	92,416

Property and equipment, net	863,099	642,264
Other assets:
Restricted cash	42,538	57,884
Deferred financing costs	65,297	2,132
Other assets, net	30,688	13,538
Total assets	$1,217,933	$808,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,272	$28,370
Accrued expenses	24,229	29,998
Payables to affiliates	983	3,344
Deferred revenue	19,249	19,354
Current portion of long term debt	2,259	33,575
Total current liabilities	96,992	114,641

Borrowings under revolving credit facility	—	66,050
Long term debt	461,474	172,295
Employee benefit obligations, net of current portion	4,735	4,782
Other non-current liabilities	48,230	13,713
Total non-current liabilities	514,439	256,840

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized, issued and outstanding — one at September 30, 2009; none at December 31, 2008:
Series A Preferred Convertible Stock, $0.0001 par value: 1 share authorized, issued and outstanding at September 30, 2009; none authorized, issued or outstanding at December 31, 2008	—	—
Voting Common Stock, $0.0001 par value; 800,000 and 865,000 shares authorized at December 31, 2008 and September 30, 2009, respectively, 152,555 shares issued and outstanding at September 30, 2009; 136,606 shares issued and outstanding at December 31, 2008	15	14
Nonvoting Common Stock, $0.0001 par value; 135,000 shares authorized, no shares issued and outstanding at September 30, 2009; none authorized, issued or outstanding at December 31, 2008	—	—
Additional paid-in capital	671,421	463,822
Accumulated other comprehensive loss	(3,116)	(6,304)
Retained deficit	(61,818)	(20,779)
Total stockholders’ equity	606,502	436,753

Total liabilities and stockholders’ equity	$1,217,933	$808,234

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
		As Adjusted – Note 1
Cash flows from operating activities:

Net loss	$(41,039)	$(39,831)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred income taxes	—	1,800
Depreciation and amortization	16,365	19,135
Change in fair value of derivative instruments and derivative liabilities	(5,196)	25
Stock-based compensation expense	8,042	10,318
Loss on disposal of fixed assets	53	59
Provision for bad debts	563	1,871
Interest income on restricted cash	(115)	(3,526)
Contribution of services	295	337
Cost of equipment sales - impairment of assets	654	404
Amortization of deferred financing costs	3,583	514
Loss on debt to equity conversion	305	—
Loss in equity method investee	1,001	105
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(598)	(4,931)
Inventory	1,331	(13,871)
Advances for inventory	1,075	(74)
Prepaid expenses and other current assets	493	1,219
Other assets	(8,389)	(1,290)
Accounts payable	(7,116)	1,665
Payables to affiliates	(2,485)	1,722
Accrued expenses and employee benefit obligations	661	(3,504)
Other non-current liabilities	1,734	1,075
Deferred revenue	1,315	804
Net cash from operating activities	(27,468)	(25,974)
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(232,850)	(199,525)
Second-generation ground	(17,476)	(5,294)
Property and equipment additions	(1,807)	(4,551)
Proceeds from sale of property and equipment	—	141
Purchase of other investment	(145)	(2,000)
Cash acquired on purchase of subsidiary	—	1,839
Restricted cash	12,165	(18,298)
Net cash from investing activities	(240,113)	(227,688)
Cash flows from financing activities:
Borrowings from long-term convertible senior notes	—	150,000
Borrowings from long term debt	—	100,000
Borrowings from revolving credit loan	7,750	35,000
Borrowings from $55M Convertible Senior Notes	55,000	—
Borrowings from Facility Agreement	371,219	—
Borrowings under subordinated loan agreement	25,000	—
Borrowings under short term loan	2,260	—
Repayment of revolving credit loan	—	(50,000)
Proceeds from equity contributions	1,000	—
Deferred financing cost payments	(62,748)	(4,880)
Payments for the interest rate cap instrument	(12,425)	—
Reduction in derivative margin account balance requirements	—	159
Net cash from financing activities	387,056	230,279
Effect of exchange rate changes on cash	(133)	(1,234)
Net increase (decrease) in cash and cash equivalents	119,342	(24,617)
Cash and cash equivalents, beginning of period	12,357	37,554
Cash and cash equivalents, end of period	$131,699	$12,937
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$11,628	$5,502
Income taxes	$92	$994
Supplemental disclosure of non-cash financing and investing activities:
Conversion of debt to Series A Convertible Preferred Stock	$180,177	$—
Accrued launch costs and second-generation satellites costs	$28,539	$27,481
Capitalization of accrued interest for spare and second-generation satellites and launch costs	$8,662	$10,460
Vendor financing of second-generation satellites	$—	$48,215
Subordinated loan	$25,778	$—
Conversion of debt to Common Stock	$7,500	$—
Non cash effect of debt discount on convertible notes	$—	$20,084
Accretion of debt discount and amortization of prepaid finance costs	$5,627	$—
Conversion of convertible notes into common stock	$5,033	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

During the quarter ended September 30, 2009, the Company changed its estimates of the costs necessary to complete an engineering services project it is contracted to perform. The Company accounts for this contract under the percentage-of-completion method. The contract calls for the Company to install certain equipment that allows for Simplex and duplex service capabilities at an independent gateway operator, which the Company holds an equity interest in. During the third quarter of 2009, the Company substantially completed the installation of Simplex capabilities at the gateway, at a cost that was below the Company’s initial estimates. Based on its revised estimates for this project, the Company recognized approximately $2.2 million of revenue and $2.0 million of gross profit during the three months ended September 30, 2009.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation.

Globalstar operates in one segment, providing voice and data communication services via satellite.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new standards setting forth a single source of authoritative generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Accounting Standards Codification (“ASC”), changes the referencing and organization of accounting guidance, but is not intended to change existing GAAP. Accordingly, the ASC does not have any impact on the Company’s consolidated financial statements, except that the references to accounting standards have been updated to refer to the ASC.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15. The ASU amends the ASC guidance on accounting for share loan facilities. The Company is evaluating the impact of the adoption of this ASU on its financial position, results of operations, and cash flows.

In October 2009, the FASB issued ASU No. 2009-14, which provides new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for Globalstar beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, which eliminates the use of the residual method and incorporates the use of an estimated selling price to allocate arrangement consideration. In addition, the revenue recognition guidance amends the scope to exclude tangible products that contain software and non-software components that function together to deliver the product’s essential functionality. The amendments to the accounting standards related to revenue recognition are effective for fiscal years beginning after June 15, 2010. Upon adoption, the Company may apply the guidance retrospectively or prospectively for new or materially modified arrangements. The Company is currently evaluating the financial impact that this accounting standard will have on its Consolidated Financial Statements.

Effective June 30, 2009, the Company adopted the requirements of FASB ASC 855 (previously FASB SFAS No. 165, “Subsequent Events”) for subsequent events, which established standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. These standards are largely the same guidance on subsequent events which previously existed only in auditing literature. The requirements include disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Effective April 1, 2009, the Company adopted the disclosure requirements of FASB ASC 820-10-50 (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments"). These disclosures have been provided in Note 11, “Derivative Instruments.”

Effective January 1, 2009, the Company adopted the fair value measurement and disclosure requirements of FASB ASC 820 (previously SFAS No. 157, “Fair Value Measurements") for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The January 1, 2009 adoption did not have an impact on the Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted the requirements of FASB ASC 470-20 (previously FSP Accounting Principles Board Opinion (APB) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”) for convertible debt instruments that have cash settlement features. These requirements included separation of the liability and equity components of the instruments. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance with the resulting debt discount being amortized over the expected life of the debt. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. The adoption required retrospective application to all periods presented, and did not grandfather existing instruments.

The adoption of FASB ASC 470-20 changed the Company’s full-year 2008 Consolidated Statements of Operations because the gains associated with conversions and exchanges of 5.75% Convertible Senior Notes (the “5.75% Notes”) in 2008 were recorded in stockholders’ equity prior to adoption of this standard. The adoption also changed the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2008 because the Company issued the 5.75% Notes in April 2008. The Company capitalized the interest associated with the accretion of debt discount recorded in connection with this adoption, which resulted in an increase to property and equipment. The following tables present the effects of the adoption on the Company’s affected Balance Sheet items as of September 30, 2008 and December 31, 2008:

	As of September 30, 2008
	As Originally	Effect of	As
	Reported	Change	Adjusted
	(in thousands)
Balance Sheet:
Property and equipment, net	$435,218	$4,094	$439,312
Other assets	15,174	(1,507)	13,667
Long-term debt	150,000	(50,581)	99,419
Other non-current liabilities	54,583	22,417	77,000
Additional paid-in capital	424,443	30,505	454,948
Retained deficit	$(45,704)	$257	$(45,447)

	As of December 31, 2008
	As Originally	Effect of	As
	Reported	Change	Adjusted
	(in thousands)
Balance Sheet:
Property and equipment, net	$636,362	$5,902	$642,264
Other assets	16,376	(706)	15,670
Long-term debt	195,429	(23,134)	172,295
Additional paid-in capital	488,343	(24,521)	463,822
Retained deficit	$(73,630)	$52,851	$(20,779)

Note 2: Basic and Diluted Loss Per Share

The Company computes basic earnings per share based on the weighted-average number of shares of Common Stock outstanding during the period. The Company includes Common Stock equivalents in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(5,519)	144,827	$(0.04)	$(41,039)	135,831	$(0.30)

	Three Months Ended September 30, 2008 (As Adjusted – Note 1)			Nine Months Ended September 30, 2008 (As Adjusted – Note 1)
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(26,019)	84,631	$(0.31)	$(39,831)	83,711	$(0.48)

For the three and nine month periods ended September 30, 2009 and 2008, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

The Company included the outstanding shares issued under the Share Lending Agreement (17.3 million shares outstanding at September 30, 2009) in the computation of earnings per share (See Note 12 “Borrowings”).

Note 3: Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2009	December 31, 2008
		As Adjusted – Note 1
Globalstar System:
Space component	$132,982	$132,982
Ground component	27,704	26,154
Construction in progress:
Second-generation satellites, ground and related launch costs	750,509	516,530
Other	979	958
Furniture and office equipment	19,223	16,872
Land and buildings	4,255	3,810
Leasehold improvements	791	687
	936,443	697,993
Accumulated depreciation	(73,344)	(55,729)
	$863,099	$642,264

Property and equipment consists of an in-orbit satellite constellation, ground equipment, second-generation satellites under construction and related launch costs, second-generation ground component and support equipment located in various countries around the world.

In June 2009, Globalstar and Thales Alenia Space entered into an amended and restated contract for the construction of 48 low-earth orbit second-generation satellites to incorporate prior amendments, acceleration requests and make other non-material changes to the contract entered into in November 2006.  The total contract price, including subsequent additions, is approximately €678.9 million (approximately $940.1 million at a weighted average conversion rate of €1.00 = $1.385) including approximately €146.8 million which was paid by the Company in U.S. dollars at an average conversion rate of €1.00 = $1.294. Upon closing of the Facility Agreement (See Note 12 “Borrowings”), amounts in the escrow account became unrestricted and were reclassed to cash and cash equivalents.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. The total contract price for the construction and associated services is €9.2 million (approximately $13.2 million at a weighted average conversion rate of €1.00 = $1.44) consisting of €4.1 million for the Satellite Operations Control Centers, €3.1 million for the Telemetry Command Units and €2.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in the first quarter of 2010.

In September 2007, the Company and Arianespace (the “Launch Provider”) entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider agreed to make four launches of six satellites each, and the Company had the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $216.1 million. In July 2008, the Company amended its agreement with the Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12% and became payable one month from the corresponding launch date. As of September 30, 2009 and December 31, 2008, the Company had approximately none and $47.3 million, respectively, in deferred payments outstanding to the Launch Provider. In June 2009, the Company and the Launch Provider again amended their agreement reducing the number of optional launches from four to one and modifying the agreement in certain other respects including terminating the deferred payment provisions. Notwithstanding the one optional launch, the Company is free to contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled.

In May 2008, the Company and Hughes Network Systems, LLC (“Hughes”) entered into an agreement under which Hughes will design, supply and implement the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. In August 2009, the Company and Hughes amended their agreement extending the performance schedule by 15 months and revising certain payment milestones.  Costs associated with certain projects under this contract will be capitalized once the Company has determined that technological feasibility has been achieved on these projects. As of September 30, 2009, the Company had made payments of $35.0 million under this contract and expensed $5.7 million of these payments and capitalized $19.3 million under second-generation satellites, ground and related launch costs and $10.0 million has been classified as a prepayment in other assets, net.

In October 2008, the Company signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. According to the $22.7 million contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations.

As of September 30, 2009 and December 31, 2008, capitalized interest recorded was $59.1 million and $37.4 million, respectively. Interest capitalized during the three and nine months ended September 30, 2009 was $9.8 million and $22.6 million, respectively, and $5.4 million and $13.7 million for the three and nine months ended September 30, 2008, respectively. Depreciation expense for the three and nine months ended September 30, 2009 was $5.5 million and $16.3 million, respectively, and $7.2 million and $19.0 million for the three and nine months ended September 30, 2008, respectively.

Note 4: Payables to Affiliates

Payables to affiliates relate to normal purchase transactions, excluding interest, and were $0.8 million at September 30, 2009 and December 31, 2008.

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three and nine month periods ended September 30, 2009, total expenses were approximately $21,000 and $109,000, respectively, and $57,000 and $167,000 for the three and nine month periods ended September 30, 2008, respectively.

For the three and nine month periods ended September 30, 2009, the Company also recorded approximately $42,000 and $295,000, respectively, of non-cash expenses related to services provided by two executive officers of Thermo and the Company who receive no compensation from the Company, which were accounted for as a contribution to capital. The Company recorded $112,000 and $337,000 for the three and nine month periods ended September 30, 2008, respectively, in similar charges. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

Note 5: Other Related Party Transactions

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory.  As of September 30, 2009 and December 31, 2008, total advances to Qualcomm for inventory were $9.2 million. As of September 30, 2009 and December 31, 2008, the Company had outstanding commitment balances of approximately $58.5 million and $49.4 million, respectively. On October 28, 2008, the Company amended its agreement with Qualcomm to extend the term for 12 months and defer delivery of mobile phones and related equipment until April 2010 through July 2011.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement, and the credit agreement was again amended and restated. In connection with fulfilling the conditions precedent to funding under the Company’s Facility Agreement, in June 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of the Company’s 8% convertible senior unsecured notes, provided a $2.2 million short-term loan to the Company, and loaned $25.0 million to the Company to fund its debt service reserve account (See Note 12 “Borrowings”).

During the three and nine month periods ended September 30, 2009, the Company purchased approximately $1.0 million and $3.2 million, respectively, of services and equipment from a company whose non-executive chairman serves as a member of the Company’s board of directors. Corresponding purchases made during the three month and nine month periods ended September 30, 2008 were $2.3 million and $6.4 million, respectively.

Purchases and other transactions with Affiliates

Total purchases and other transactions from affiliates, excluding interest and capital transactions, were $1.1 million and $3.4 million for the three and nine months ended September 30, 2009, respectively. Total purchases and other transactions from affiliates, excluding interest and capital transactions, were $2.4 million and $8.0 million for the three and nine months ended September 30, 2008, respectively.

Note 6: Income Taxes

On January 1, 2009, the Company adopted FASB ASC 470-20, which was effective retrospectively. Prior to this adoption, the Company had recorded the net tax effect of the conversions and exchanges of the Company’s 5.75%  Notes (See Note 12 “Borrowings”) during the fourth quarter of 2008 against additional-paid-in-capital and reduced its deferred tax assets at December 31, 2008. This adoption  resulted in the Company recording a gain from the exchanges and conversions of the Notes and reversing the charge taken to additional-paid-in-capital and deferred tax assets. The Company established a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2008, the Company had established valuation allowances of approximately $125.5 million. Accordingly, at September 30, 2009 and December 31, 2008, net deferred tax assets were $0.

The Company has been notified that one of its subsidiaries and its predecessor, Globalstar L.P., are currently under audit for the 2004 and 2005 tax years. During the audit period, the Company and its subsidiaries were taxed as partnerships. Neither the Company nor any of its subsidiaries, except for the one noted above, are currently under audit by the Internal Revenue Service or by any state jurisdiction in the United States with respect to income taxes. The Company’s corporate U.S. tax returns for 2006 and 2007 and U.S. partnership tax returns filed for years before 2006 remain subject to examination by tax authorities. In the Company’s international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years in most of the Company’s major international tax jurisdictions.

Note 7: Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The following are the components of comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 (1)	2009	2008 (1)
Net loss	$(5,519)	$(26,019)	$(41,039)	$(39,831)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,604	(488)	3,188	(1,944)

Total comprehensive loss	$(3,915)	$(26,507)	$(37,851)	$(41,775)

(1)	As adjusted

Note 8: Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. Including grants to both employees and executives, 8.5 million and 8.6 million restricted stock awards and restricted stock units were granted during the three and nine month periods ended September 30, 2009, respectively. Approximately 0.1 million and 2.1 million restricted stock awards and restricted stock units (including grants to both employees and executives) were granted during the three and nine months ended September 30, 2008, respectively. In January and August 2009, 2.7 million shares and 10.0 million shares, respectively, of the Company’s Common Stock were added to the shares available for issuance under the Equity Plan.

The Company also granted options to purchase 3.6 million shares of common stock for the nine months ended September 30, 2009 compared to options to purchase 1.3 million shares of common stock for the same period in the prior year. The Company recognized approximately $1.1 million in expense related to these grants in the nine months ended September 30, 2009.

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

IPO Securities Litigation.  On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its then-current CEO and CFO in the Southern District of New York alleging that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. The parties and the Company’s insurer have agreed to a settlement of the litigation for $1.5 million to be paid by the insurer, which received the presiding judge’s preliminary approval on September 18, 2009. A hearing on final approval of the settlement is scheduled for February 18, 2010.

Walsh and Kesler v. Globalstar, Inc. (formerly Stickrath v. Globalstar, Inc.)  On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. In July 2008, the Company filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint substituting Messrs. Walsh and Kesler as the named plaintiffs. The Company filed its answer on February 2, 2009.

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

Appeal of FCC L-Band Decision.  On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking. In the Report and Order (“R&O”) portion of the decision, the FCC effectively decreased the L-band spectrum available to the Company while increasing the L-band spectrum available to Iridium Communications by 2.625 MHz. On February 5, 2008, the Company filed a notice of appeal of the FCC’s decision in the U.S. Court of Appeals for the D.C. Circuit. Briefs were filed and oral argument was held on February 17, 2009. On May 1, 2009, the court issued a decision denying the Company’s appeal and affirming the FCC’s decision.

Appeal of FCC ATC Decision.  On October 31, 2008, the FCC issued an Order granting the Company modified Ancillary Terrestrial Component (“ATC”) authority. The modified authority allows the Company and Open Range Communications, Inc. to implement their plan to roll out ATC service in rural areas of the United States. On December 1, 2008, Iridium Communications filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit for review of the FCC’s Order. On the same day, CTIA-The Wireless Association petitioned the FCC to reconsider its Order. The court has granted the FCC’s motion to hold the appeal in abeyance pending the FCC’s decision on reconsideration.

Sorensen Research & Development Trust v. Axonn LLC, et al..  On July 2, 2008, the Company’s subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the Spot Satellite GPS Messenger violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, has assumed responsibility for managing the case under an indemnity agreement with the Company and Spot LLC. Axonn was unable to negotiate a mutually acceptable settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and the Company in the U.S. District Court for the Southern District of California. The Company and Axonn filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent. The court granted the motion for stay on July 29, 2009.

YMax Communications Corp. v. Globalstar, Inc. and Spot LLC.  On May 6, 2009, YMax Communications Corp. filed a patent infringement complaint against the Company and its subsidiary, Spot LLC, in the Delaware U.S. District Court (Civ. Action No. 09-329) alleging that the SPOT Satellite GPS Messenger service infringes a patent for which YMax is the exclusive licensee. The complaint followed an exchange of correspondence between the Company and YMax in which the Company endeavored to explain why the SPOT service does not infringe the YMax patent. Globalstar filed its answer to the complaint on June 26, 2009. The parties are in the process of responding to document requests from each other.  The Company does not believe that the complaint has merit and intends to defend itself vigorously.

Note 10: Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service:
United States	$8,003	$8,233	$21,899	$24,908
Canada	3,654	5,018	9,610	16,140
Europe	302	946	1,548	3,018
Central and South America	1,211	1,747	3,646	4,165
Others	90	206	250	602
Total service revenue	13,260	16,150	36,953	48,833
Equipment:
United States	1,188	3,742	4,116	9,730
Canada	367	1,632	2,469	5,644
Europe	139	115	607	1,534
Central and South America	364	685	1,341	1,677
Others (1)	2,203	201	2,914	240
Total equipment revenue	4,261	6,375	11,447	18,825

Total revenue	$17,521	$22,525	$48,400	$67,658

(1)	Includes revenue from Africa of $2.2 million and $2.9 million for the three and nine months ended September 30, 2009, respectively.

Note 11: Derivative Instruments

In July 2006, in connection with entering into its credit agreement with Wachovia, which provided for interest at a variable rate (See Note 12 “Borrowings”), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The interest rate swap agreement did not qualify for hedge accounting treatment. The decline in fair value for the three and nine months ended September 30, 2008 was charged to “Derivative gain (loss)” in the accompanying Consolidated Statements of Operations. The interest rate swap agreement was terminated on December 10, 2008, by the Company making a payment of approximately $9.2 million.

In June 2009, in connection with entering into the Facility Agreement (See Note 12 “Borrowings”), which provides for interest at a variable rate, the Company entered into ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the 6 month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then 6 month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreement. The interest rate cap did not qualify for hedge accounting treatment.

The Company recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) as a compound embedded derivative liability within Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes (See Note 12 “Borrowings”). The Company will amortize the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the Consolidated Statements of Operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions and  reset features in the warrants issued with the 8.00% Notes (See Note 12 “Borrowings”) , the Company recorded the warrants as Other Long Term Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company will amortize the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

The Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement (See Note 12 “Borrowings”), were a liability and recorded it as a component of Other Non-Current Liabilities, at issuance. The corresponding benefit is recorded in prepaid and other current assets and is being amortized over the one-year availability period.

None of the derivative instruments described above was designated as a hedge. The following tables disclose the fair value of the derivative instruments as of September 30, 2009 and December 31, 2008, and their impact on the Company’s unaudited interim Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap derivative	Other assets, net	$6,138	N/A	N/A
Compound embedded conversion option	Other non-current liabilities	(14,217)	N/A	N/A
Warrants issued with 8.00% Notes	Other non-current liabilities	(7,575)	N/A	N/A
Warrants issued with contingent equity agreement	Other non-current liabilities	(6,000)	N/A	N/A
Total		$(21,654)		$ N/A

	Three months ended September 30,
	2009		2008
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate swap derivative	N/A	N/A	Derivative gain (loss)	$(229)
Interest rate cap derivative	Derivative gain (loss)	(2,193)	N/A	N/A
Compound embedded conversion option	Derivative gain (loss)	3,997	N/A	N/A
Warrants issued with 8.00% Notes	Derivative gain (loss)	4,189	N/A	N/A
Warrants issued with contingent equity agreement	Derivative gain (loss)	—	N/A	N/A
Total		$5,993		$(229)

	Nine months ended September 30,
	2009		2008
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate swap derivative	N/A	N/A	Derivative gain (loss)	$(25)
Interest rate cap derivative	Derivative gain (loss)	(6,287)	N/A	N/A
Compound embedded conversion option	Derivative gain (loss)	6,267	N/A	N/A
Warrants issued with 8.00% Notes	Derivative gain (loss)	5,216	N/A	N/A
Warrants issued with contingent equity agreement	Derivative gain (loss)	—	N/A	N/A
Total		$5,196		$(25)

Note 12: Borrowings

Current portion of long term debt

Current portion of long term debt at September 30, 2009 consisted of a loan of $2.3 from Thermo which is payable within one year at an annual interest rate of 12%. Current portion of long term debt at December 31, 2008 consisted of $33.6 million due to the Company’s vendors under vendor financing agreements. Details of vendor financing agreements are described later in this Note.

Long Term Debt:

Long term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008 As Adjusted – Note 1
Amended and Restated Credit Agreement:
Term Loan	$—	$100,000
Revolving credit loans	—	66,050
Total Borrowings under Amended and Restated Credit Agreement	—	166,050

5.75% Convertible Senior Notes due 2028	52,145	48,670
8.00% Convertible Senior Unsecured Notes	17,440	—
Vendor Financing (long term portion)	—	23,625
Facility Agreement	371,219	—
Subordinated loan	20,670	—
Total long term debt	$461,474	$238,345

Borrowings under Facility Agreement

On June 5, 2009, the Company entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. Ninety-five percent of the Company’s obligations under the agreement are guaranteed by COFACE, the French export credit agency.  The initial funding process of the Facility Agreement began on June 29, 2009 and was completed on July 1, 2009. The new facility is comprised of:

•
a $563.3 million tranche for future payments and to reimburse the Company for amounts it previously paid to Thales Alenia Space for construction of its second-generation satellites. Such reimbursed amounts will be used by the Company (a) to make payments to the Launch Provider for launch services, Hughes for ground network equipment, software and satellite interface chips and Ericsson for ground system upgrades, (b) to provide up to $150 million for the Company’s working capital and general corporate purposes and (c) to pay a portion of the insurance premium to COFACE; and

•	a $23 million tranche that will be used to make payments to the Launch Provider for launch services and to pay a portion of the insurance premium to COFACE.

The facility will mature 96 months after the first repayment date.  Scheduled semi-annual principal repayments will begin the earlier of eight months after the launch of the first 24 satellites from the second generation constellation or December 15, 2011. The facility will bear interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter.  Interest payments will be due on a semi-annual basis beginning January 4, 2010.

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

The Company may prepay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio, (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates and (c) limit capital expenditures incurred by the Company not to exceed $391.0 million in 2009 and $234.0 million in 2010.  The Company is permitted to make cash payments under the terms of its 5.75%  Notes . At September 30, 2009, the Company was in compliance with the covenants of the Facility Agreement.

Subordinated Loan Agreement

On June 25, 2009, the Company entered into a Loan Agreement with Thermo whereby Thermo agreed to lend the Company $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement. The loan accrues interest at 12% per annum, which will be capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As additional consideration for the loan, the Company issued Thermo a warrant to purchase 4,205,608 shares of Common Stock at $0.01 per share with a five-year exercise period.  No Common Stock is issuable upon such exercise if such issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock.

Thermo  borrowed $20 million of the $25 million loaned to the Company under the Loan Agreement from two Company vendors and also agreed to reimburse another Company vendor if its guarantee of a portion of the debt service reserve account were called.  The debt service reserve account is included in restricted cash. The Company agreed to grant one of these vendors a one-time option to convert its debt into equity of the Company on the same terms as Thermo at the first call (if any) by the Company for funds under the Contingent Equity Agreement (described below).

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

Contingent Equity Agreement

On June 19, 2009, the Company entered into a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company will be required to make drawings from this account if and to the extent it has an actual or projected deficiency in our ability to meet indebtedness obligations due within a forward-looking 90 day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement. If the Company makes any drawings from the contingent equity account, it will issue Thermo shares of Common Stock calculated using a price per share equal to 80% of the volume-weighted average closing price of the Common Stock for the 15 trading days immediately preceding the draw. Thermo may  withdraw undrawn amounts in the account after the Company has made the second scheduled repayment under the Facility Agreement, which the Company currently expects to be no later than June 15, 2012.

The Contingent Equity Agreement also provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This fee is payable solely in warrants to purchase Common Stock at $0.01 per share with a five-year exercise period from issuance, with respect to a number of shares equal to the available balance in the contingent equity account divided by $1.37, subject to an annual retroactive adjustment at December 31 of each year, and subject to certain conditions limiting the maximum number of shares issuable. The Company issued Thermo a warrant to purchase 4,379,562 shares of Common Stock for this fee at origination of the loan. No Common Stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of Common Stock to the extent issuing Common Stock would cause Thermo and its affiliates to exceed this 70% ownership level.

The Company determined that the warrants issued in conjunction with the availability fee were a liability and recorded it as a component of Other Long Term Liabilities, at issuance. The corresponding benefit is recorded in prepaid and other current assets and will be amortized over the one year of the availability period.

8.00% Convertible Senior Notes

On June 19, 2009, the Company sold $55 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) and warrants (“Warrants”) to purchase 15,277,771 shares of the Company’s Common Stock at an initial exercise price of $1.80 per share to selected institutional investors (including an affiliate of Thermo) in a direct offering registered under the Securities Act of 1933. The 8.00% Notes are convertible into shares of Common Stock at an initial conversion price of $1.80 per share of Common Stock, subject to adjustment in the manner set forth in the supplemental indenture governing the 8.00% Notes.

The Warrants have full ratchet anti-dilution protection, and the exercise price of the Warrants is subject to adjustment under certain other circumstances.  In addition, if the closing price of the Common Stock on September 19, 2010 is less than the exercise price of the Warrants then in effect, the exercise price of the Warrants will be reset to equal the volume-weighted average closing price of the Common Stock for the previous 15 trading days.  In the event of certain transactions that involve a change of control, the holders of the Warrants have the right to make the Company purchase the Warrants for cash, subject to certain conditions. The exercise period for the Warrants will begin on December 19, 2009 and end on June 19, 2014.

The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and, except as described in the preceding sentence, rank pari passu with its existing unsecured, unsubordinated obligations, including its 5.75% Notes. The 8.00% Notes mature at the later of the tenth anniversary of closing or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in Common Stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2009.

Holders may convert their 8.00% Notes at any time. The initial base conversion price for the 8.00% Notes is $1.80 per share or 555.6 shares of the Company’s Common Stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the volume-weighted average closing price for one share of the Company’s Common Stock for the 15 trading days immediately preceding September 19, 2010 (“reset day price”) is less than the base conversion price then in effect, the base conversion rate shall be adjusted to equal the reset day price. If the Company issues or sells shares of its Common Stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. If at any time the closing price of the Common Stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into Common Stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of Common Stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the Common Stock for the 10 trading days immediately preceding the Conversion Date. As of September 30, 2009, approximately $5.0 million of the 8% Notes had been converted resulting in the issuance of approximately 4.5 million shares of Common Stock. These conversions also resulted in a decrease of approximately $3.1 million in the embedded derivative liabilities in the 8% Notes. This decrease was recorded to Additional Paid In Capital.

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

The Company evaluated the various embedded derivatives resulting from the conversion rights and features within the Indenture for bifurcation from the 8.00% Notes. Based upon its detailed assessment, the Company concluded that the conversion rights and features could not be either excluded from bifurcation as a result of being clearly and closely related to the 8.00% Notes or were not indexed to the Company’s Common Stock and could not be classified in stockholders’ equity if freestanding. The Company recorded this compound embedded derivative liability as a component of Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company will amortize the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the Consolidated Statements of Operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions and reset features in the Warrants, the Company recorded the Warrants as a component of Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company will amortize the debt discount associated with the Warrants liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the Warrants liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrants derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

Amended and restated credit agreement

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. On December 18, 2008, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement with Thermo, as lender and administrative agent, to increase the amount available to Globalstar under the revolving credit facility from $50.0 million to $100.0 million. In May 2009, $7.5 million outstanding under the $200 million credit agreement was converted into 10 million shares of the Company’s Common Stock.  As of December 31, 2008, the Company had drawn $66.1 million of the revolving credit facility and the entire $100.0 million delayed draw term loan facility was outstanding.

The delayed draw term loan facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during the three and nine months ended September 30, 2009 were none and $0.2 million, respectively. Commitment fees for the same periods in 2008 were $0.1 million and $0.3 million, respectively. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The Company terminated this interest rate swap agreement on December 10, 2008 (see Note 11 “Derivative Instruments”).

On June 19, 2009, Thermo exchanged all of the outstanding secured debt (including accrued interest) owed to it by the Company under the credit agreement, which totaled approximately $180.2 million, for one share of Series A Convertible Preferred Stock (the “Series A Preferred”), and the credit agreement was terminated.  The Series A Preferred includes the following terms:

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

Conversion Rights and Limitations.  The Series A Preferred is convertible into 126,174,034 shares of Common Stock or nonvoting common stock.  As of September 30, 2009, Thermo has not exercised its conversion rights. In addition, no Common Stock is issuable upon such conversion if such issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing Common Stock would cause Thermo and its affiliates to exceed this 70% ownership level.

Additional Issuances.  The Company may not issue additional shares of Series A Preferred or create any other class or series of capital stock that ranks senior to or on parity with the Series A Preferred without the consent of Thermo.

The Company determined that the exchange of debt for Series A Preferred was a capital transaction and did not record any gain as a result of this exchange.

5.75% Convertible Senior Notes due 2028

The Company issued $150.0 million aggregate principal amount of 5.75% Notes pursuant to a Base Indenture and a Supplemental Indenture each dated as of April 15, 2008.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At September 30, 2009, the balance in the escrow account was $8.3 million.

Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

Subject to certain exceptions set forth in the Indenture, the 5.75% Notes are subject to repurchase for cash at the option of the holders of all or any portion of the 5.75% Notes (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the Company’s Common Stock.

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

Conversion of 5.75% Notes

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into Common Stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued for a combination of Common Stock and cash. The Company has issued approximately 23.6 million shares of its Common Stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of the Company’s Common Stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at September 30, 2009.

Common Stock Offering and Share Lending Agreement

Concurrently with the offering of the 5.75% Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), pursuant to which the Company agreed to lend up to 36,144,570 shares of Common Stock (the “Borrowed Shares”) to the Borrower, subject to certain adjustments, for a period ending on the earliest of (i) at the Company’s option, at any time after the entire principal amount of the 5.75% Notes ceases to be outstanding, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to the Company. Upon the conversion of 5.75% Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to the Company. At the Company’s election, the Borrower may deliver cash equal to the market value of the corresponding Borrowed Shares instead of returning to the Company the Borrowed Shares otherwise required by conversions of 5.75% Notes.

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of Common Stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of Common Stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At September 30, 2009, approximately 17.3 million Borrowed Shares remained outstanding.

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

On December 18, 2008, the Company entered into Amendment No. 1 to the Share Lending Agreement with the Borrower and the Borrowing Agent. Pursuant to Amendment No.1, the Company has the option to request the Borrower to deliver cash instead of returning Borrowed Shares upon any termination of loans at the Borrower’s option, at the termination date of the Share Lending Agreement or when the outstanding loaned shares exceed the maximum number of shares permitted under the Share Lending Agreement.  The consent of the Borrower is required for any cash settlement, which consent may not be unreasonably withheld, subject to the Borrower’s determination of applicable legal, regulatory or self-regulatory requirements or other internal policies. Any loans settled in shares of Company Common Stock will be subject to a return fee based on the stock price as agreed by the Company and the Borrower.  The return fee will not be less than $0.005 per share or exceed $0.05 per share.

As a result of this amendment, the Company believes that, under generally accepted accounting principles in the United States as currently in effect, the approximately 17.3 million Borrowed Shares outstanding at September 30, 2009 under the Share Lending Agreement will be considered outstanding for the purpose of computing and reporting its earnings per share. Prior to this amendment, the Company did not consider the Borrowed Shares outstanding for the purpose of computing and reporting its earnings per share due to the substantial elimination of the economic dilution due to contractual provisions that otherwise would have resulted from the issuance of the Borrowed Shares.

The Company evaluated the various embedded derivatives within the Indenture for bifurcation from the 5.75% Notes. Based upon its detailed assessment, the Company concluded that these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the 5.75% Notes or are indexed to the Company’s Common Stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was estimated to be immaterial.

The Company adopted FASB ASC 470-20 on January 1, 2009, and it is applied on a retrospective basis. FASB ASC 470-20 calls for a separation of the liability and equity components of the convertible debt instrument. The carrying amount of the liability component is computed by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component is represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is recorded as debt discount and is amortized to interest cost using the interest method over a period of five years. This adoption  resulted in a decrease in the Company’s long-term debt of approximately $23.1 million; an increase in its stockholders’ equity of approximately $28.3 million; and an increase in its net property, plant and equipment of approximately $5.9 million as of December 31, 2008.This adoption changed the Company’s full year 2008 Consolidated Statement of Operations, because the gains associated with conversions and exchanges of 5.75% Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. This adoption  impacted the Company’s Consolidated Statement of Operations for the three and nine month periods ended September 30, 2008 by reducing the net loss by approximately $0.1 and $0.3 million, respectively. At September 30, 2009 and December 31, 2008, the remaining term for amortization associated with debt discount was approximately 42 and 51 months, respectively. The annual effective interest rate utilized for the amortization of debt discount during the three and nine month periods ended September 30, 2009 was 9.14%. The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during the three and nine month periods ended September 30, 2009, was $2.2 million and $6.6 million, respectively, all of which was capitalized. The carrying amount of the equity and liability component, as of September 30, 2009 and December 31, 2008, is presented below (in thousands):

	September 30, 2009	December 31, 2008

Equity	$54,675	$54,675
Liability:
Principal	71,804	71,804
Unamortized debt discount	(19,659)	(23,134)
Net carrying amount of liability	$52,145	$48,670

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

Note 13: Fair Value of Financial Instruments

The Company measures its financial assets and liabilities on a recurring basis and reports on a fair value basis. The Company classifies its fair value measurements in one of the following three categories:

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

The financial liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes and warrants issued with the 8.00% Notes and contingent equity agreement. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations.

The following table presents the financial instruments that are carried at fair value as of September 30, 2009:

			Fair Value Measurements at September 30, 2009 using
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
			Instruments	Inputs	Inputs
(In Thousands)	December 31, 2008		(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:

Interest rate cap derivative	$	N/A	$—	$6,138	$—	$6,138

Total other assets measured at fair value		N/A	—	$6,138	—	6,138

Other non-current liabilities:

Compound embedded conversion option		N/A	—	—	(14,217)	(14,217)

Warrants issued with 8.00% Notes		N/A	—	—	(7,575)	(7,575)

Warrants issued with contingent equity agreements		N/A	—	—	(6,000)	(6,000)

Total non-current liabilities measured at fair value		$—	$—	$—	$(27,792)	$(27,792)

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 as follows (amounts in thousands):

Three Months Ended September 30, 2009

Balance at June 30, 2009	$(39,036)
Derivative adjustment related to conversions	3,058
Unrealized gain, included in derivative gain (loss) on the income statement	8,186
Balance at September 30, 2009	$(27,792)

Nine Months Ended September 30, 2009

Balance at December 31, 2008	$—
Issuance of compound embedded conversion option and warrants liabilities	(42,333)
Derivative adjustment related to conversions	3,058
Unrealized gain, included in derivative gain (loss) on the income statement	11,483
Balance at September 30, 2009	$(27,792)

Note 14: Subsequent Events

The Company has evaluated subsequent events for potential recognition or disclosure through the issuance of these consolidated financial statements, which occurred on November 6, 2009.

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

We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations until our second-generation satellites are deployed. See “Part II, Item 1A. Risk Factors—Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.”

•
Launch delays.  Thales Alenia Space has informed us of a force majeure event that has affected its satellite delivery schedule which will result in a satellite delivery delay.  A major earthquake in Italy in April 2009 damaged its satellite component fabrication facility in l’Aquila, Italy, but none of Globalstar’s satellites nor its components.  We believe that this delay will not have a material adverse effect on our operations and business plan because we are able to defer a significant portion of our capital expense unrelated to the launch and construction of our satellites.  Thales Alenia Space may be able to accelerate the satellite delivery schedule over the next few months.  We believe this result is achievable.  We currently expect the launch of the first six second-generation satellites to take place in the summer of 2010 with the launch campaign, consisting of a total of 24 satellites, to be completed in the spring of 2011.

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

•
Technological changes.  It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 71% of our total assets at September 30, 2009 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

•
Capital Expenditures.  We have incurred significant capital expenditures from 2007 through September 30, 2009, and we expect to incur additional significant expenditures through 2013 to complete and launch our second-generation constellation and related upgrades.

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

Simplex Products (Personal Tracking Services and Emergency Messaging).  In early November 2007, we introduced the SPOT satellite GPS messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google Maps™. The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. On July 21, 2009, we introduced our SPOT 2.0 with new features and improved functionality.  We are continuing to work on additional SPOT-like applications.

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

We intend the pricing for SPOT satellite GPS messenger products and services and equipment to be very attractive in the consumer marketplace. Annual service fees, depending whether they are for domestic or international service, currently range from $99.99 to approximately $150.00 for our basic level plan, and $149.98 to approximately $168.00 with additional tracking capability. The equipment is sold to end users at $149.99 to approximately $225.00 per unit (subject to foreign currency rates). Our distributors set their own retail prices for SPOT satellite GPS messenger equipment.

•	SPOT Satellite GPS Messenger Distribution

We are distributing and selling our SPOT satellite GPS messenger through a variety of existing and new distribution channels. We have distribution relationships with a number of “Big Box” retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy, Pep Boys, Big 5 Sporting Goods, Big Rock Sports, Cabela’s, Campmor, London Drugs, Gander Mountain, REI, Sportsman’s Warehouse, Wal-Mart.com, West Marine, DBL Distributing, D.H. Distributing, and CWR Electronics. We currently sell SPOT satellite GPS messenger products through approximately 10,000 distribution points. We also sell directly using our existing sales force into key vertical markets and through our direct e-commerce website (www.findmespot.com).

SPOT satellite GPS messenger products and services have been on the market for only twenty-three months in North America and their commercial introduction and their commercial success globally cannot be assured.

•
Fluctuations in currency rates.  A substantial portion of our revenue (31% and 34% for the three and nine month periods ended September 30, 2009, respectively) is denominated in foreign currencies. In addition, certain obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

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

On October 31, 2007, we entered into an agreement with Open Range Communications, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. On December 2, 2008, we amended our agreement with Open Range. The amended agreement reduced our preferred equity commitment to Open Range from $5 million to $3 million (which investment was made in the form of bridge loans that converted into preferred equity at the closing of Open Range’s equity financing). Under the agreement as amended, Open Range will have the right to use a portion of our spectrum within the United States and, if Open Range so elects, it can use the balance of our spectrum authorized for ATC services, to provide these services. Open Range has options to expand this relationship over the next six years, some of which are conditional upon Open Range electing to use all of the licensed spectrum covered by the agreement. Commercial availability is expected to begin in selected markets in the first half of 2010. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Either party may terminate the agreement before the end of the term upon the occurrence of certain events, and Open Range may terminate it at any time upon payment of a termination fee that is based upon a percentage of the remaining lease payments. Based on Open Range’s business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a value for this agreement between $0.30 and $0.40/MHz/POP. Open Range satisfied the conditions to implementation of the agreement on January 12, 2009 when it completed its equity and debt financing, consisting of a $267 million broadband loan from the Department of Agriculture Rural Utilities Program and equity financing of $100 million. Open Range has remitted to us its initial down payment of $2 million. Open Range’s annual payments in the first six years of the agreement will range from approximately $0.6 million to up to $10.3 million, assuming it elects to use all of the licensed spectrum covered by the agreement. The amount of the payments that we will receive from Open Range will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system.

In addition to our agreement with Open Range, we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

Service and Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the three and nine month periods ended September 30, 2009 and 2008 (dollars in thousands).

	Three months ended September 30, 2009		Three months ended September 30, 2008		Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Mobile	$7,215	41%	$9,976	44%	$20,501	42%	$33,199	49%
Fixed	571	3	920	4	1,821	4	2,817	4
Data	160	1	174	1	450	1	600	1
Simplex	3,684	21	1,838	8	9,246	19	4,239	6
IGO	(33)	—	889	4	803	2	2,617	4
Other(1)	1,663	10	2,353	10	4,132	8	5,361	8
Total Service Revenue	13,260	76	16,150	71	36,953	76	48,833	72

Equipment Sales:
Mobile	492	3	2,043	9	2,111	4	6,383	9
Fixed	46	—	162	1	159	—	1,053	2
Data and Simplex	1,840	11	1,936	9	6,136	13	6,471	10
Accessories	1,883	10	2,234	10	3,041	7	4,918	7
Total Equipment Sales	4,261	24	6,375	29	11,447	24	18,825	28

Total Revenue	$17,521	100%	$22,525	100%	$48,400	100%	$67,658	100%

(1)	Includes engineering services and activation fees

Subscribers and ARPU for the three and nine months ended September 30, 2009 and 2008. The following table set forth our average number of subscribers and ARPU for retail, IGO and Simplex customers for the three and nine months ended September 30, 2009 and 2008. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Net Change	2009	2008	% Net Change
Average number of subscribers for the period:

Retail	111,203	119,222	(7)%	112,792	178,448	(37	) %
IGO	67,545	76,101	(11)	72,538	120,488	(40)
Simplex	198,151	127,328	56	181,026	161,802	12

ARPU (monthly):

Retail	$27.60	$35.32	(22)	$25.49	$37.34	(32)
IGO	$(0.16)	$3.89	N/A	$1.23	$3.62	(66)
Simplex	$6.11	$4.85	26	$5.63	$4.36	29

	September 30, 2009	September 30, 2008	% Net Change
Ending number of subscribers:

Retail	110,293	118,802	(7)%
IGO	65,598	74,272	(12)
Simplex	206,422	136,314	51
Total	382,313	329,388	16%

The total number of net subscribers increased from 329,388 at September 30, 2008 to 382,313 at September 30, 2009. Although we experienced a net increase in our total customer base of 16% from September 30, 2008 to September 30, 2009, our total service revenue decreased for the same period. This is due primarily to reduction of our prices in response to our two-way communication issues in addition to the change in our product mix.

Independent Gateway Acquisition Strategy

Currently, 13 of the 27 gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. Except for the new gateway in Nigeria, in which we will hold a 30% equity interest, we have no financial interest in these independent gateway operators other than arms’ length contracts for wholesale minutes of service. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway operator acquisition strategy to establish operations in multiple territories with reduced demands on its capital. In addition, there are territories in which for political or other reasons, it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

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

In March 2008, we acquired an independent gateway operator that owns three satellite gateway ground stations in Brazil for $6.5 million, paid in shares of our Common Stock. We also incurred transaction costs of $0.3 million related to this acquisition.  On June 24, 2009, we entered into a business transfer agreement with LG Dacom, the independent gateway operator in Korea, to acquire its gateway and other Globalstar assets for approximately $1 million in cash. No closing has been set for the Korean acquisition. We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, except as described in Notes 11 and 12 to the Unaudited Interim Consolidated Financial Statements, which describe our accounting policy for measuring convertible debt instruments and our accounting policy for measuring fair value with respect to nonfinancial assets and nonfinancial liabilities as a result of the adoption of new accounting standards.

New Accounting Standards

See Note 1 to the Unaudited Interim Consolidated Financial Statements for information on the new accounting standards relevant to us.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,
	2009	2008	% Change
Revenue:
Service revenue	$13,260	$16,150	(18)%
Equipment sales	4,261	6,375	(33)
Total revenue	17,521	22,525	(22)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	9,403	10,452	10
Cost of equipment sales:
Cost of equipment sales	1,987	4,942	60
Cost of equipment sales — Impairment of assets	7	—-	—
Total cost of equipment sales	1,994	4,942	60
Marketing, general and administrative	12,328	17,372	29
Depreciation and amortization	5,473	7,196	24
Total operating expenses	29,198	39,962	27

Operating loss	(11,677)	(17,437)	33

Other income (expense):
Interest income	181	1,474	(88)
Interest expense	(1,763)	(1,201)	(47)
Derivative gain (loss)	5,993	(229)	N/A
Other income (expense)	1,839	(6,587)	N/A
Total other income (expense)	6,250	(6,543)	N/A

Income loss before income taxes	(5,427)	(23,980)	77
Income tax expense	92	2,039	95
Net loss	$(5,519)	$(26,019)	79%

Revenue.  Total revenue decreased by approximately $5.0 million, or 22%, to $17.5 million for the three months ended September 30, 2009, from $22.5 million for the three months ended September 30, 2008. We attribute this decrease to lower service revenues as a result of our two-way communication issues and lower equipment sales. Our service revenue decreased due primarily to price reductions aimed at maintaining our subscriber base despite our two-way communication issues. Our equipment sales decreased during the three months ended September 30, 2009 as compared to the same period in 2008, primarily as a result of lower sales of our duplex products. Our retail ARPU during the three months ended September 30, 2009, decreased by 22% to $27.60 from $35.32 for the same period in 2008. The decrease in our ARPU was partially offset by an increase of approximately 53,000 in net subscribers during the twelve-month period from September 30, 2008 to September 30, 2009.

Service Revenue. Service revenue decreased $2.9 million, or approximately 18%, to $13.3 million for the three months ended September 30, 2009, from $16.2 million for the same period in 2008. Although our subscriber base grew 16% during the twelve-month period ended September 30, 2009, to approximately 382,000, we experienced decreased retail ARPU resulting in lower service revenue. The primary reason for this decrease in our service revenue was the reduction of our prices in response to our two-way communication issues and changes in product mix.  The decrease in duplex service revenue was partially offset by increased service revenue from our SPOT Satellite services as a result of additional SPOT service subscribers and prior year SPOT service subscribers’ renewing their annual subscriptions.

Equipment Sales. Equipment sales decreased by approximately $2.1 million, or 33%, to $4.3 million for the three months ended September 30, 2009, from $6.4 million for the same period in 2008. The decrease was due primarily to lower sales of our duplex products during the three months ended September 30, 2009, partially offset by a change in estimate which increased equipment sales by approximately $2.2 million (see Note 1 "The Company and Summary of Significant Accounting Policies" of our Unaudited Interim Consolidated Financial Statements.)

Operating Expenses. Total operating expenses decreased $10.8 million, or approximately 27%, to $29.2 million for the three months ended September 30, 2009, from $40.0 million for the same period in 2008. This decrease was due primarily to reductions in our contract labor costs, reduced marketing and advertising expenses, lower employee related expenses due to reductions in our headcount and lower cost of goods sold related to lower sales of subscriber equipment of our duplex products.

Cost of Services. Our cost of services for the three months ended September 30, 2009 and 2008, were $9.4 million and $10.5 million, respectively. Our cost of services comprises primarily of network operating costs. The decrease was due to reductions in headcount, telecom, subcontractor and maintenance charges partially offset by higher research and development expenses related to our second generation ground component development.

Cost of Equipment Sales. Cost of equipment sales decreased approximately $2.9 million, or 60%, to $2.0 million for the three months ended September 30, 2009, from $4.9 million for the three months ended September 30, 2008. This decrease was due primarily to lower sales of our duplex products.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased approximately $5.0 million, or 29%, to $12.3 million for the three months ended September 30, 2009, from $17.4 million for the same period in 2008.  This decrease was due primarily to reductions in our contract labor, lower marketing and advertising costs and decreases  in payroll and related expenses as our average headcount decreased in the three months ended September 30, 2009, when compared to the same period in 2008.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $1.7 million for the three months ended September 30, 2009 from the same period in 2008. The decrease in depreciation expense was due primarily to the first-generation satellite constellation reaching fully-depreciated status at December 31, 2008.

Operating Loss.  Operating loss decreased approximately $5.8 million, to $11.7 million, for the three months ended September 30, 2009, from $17.4 million for the same period in 2008. This decrease resulted primarily from the lower operating expenses described above and was partially offset by the decrease in service and equipment sales revenue.

Interest Income. Interest income decreased by approximately $1.3 million, to $0.2 million, for the three months ended September 30, 2009, from $1.5 million for the same period in 2008. This decrease was due to lower average cash and restricted cash balances on hand and lower interest rates.

Interest Expense. Interest expense increased by $0.6 million to $1.8 million, for the three months ended September 30, 2009, from $1.2 million for the same period in 2008. This increase resulted from higher expenses due to our deferred financing costs related to our financing in June 2009.

Derivative gain (loss).  We recognized a derivative gain of $6.0 million for the three months ended September 30, 2009, as compared to a loss of $0.2 million during the same period in 2008, due primarily to the fair market value adjustments related to the derivatives embedded in our 8% Notes. This gain was partially offset by a decrease in the fair value of our interest rate cap agreement as a result of a decrease in market interest rates.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income was a $1.8 million for the three months ended September 30, 2009, as compared to a loss of $6.6 million in the same period in 2008. This change resulted primarily from an expense in 2008 due to an unfavorable exchange rate on the euro denominated escrow account for our second-generation constellation procurement contract resulting from the appreciation of the U.S dollar in 2008.  The gain in 2009 was due primarily to the favorable change in the exchange rate of the Canadian dollar during the three months ended September 30, 2009.

Income Tax Expense. Income tax expense for the three months ended September 30, 2009 was $0.1 million compared to an expense of $2.0 million during the same period in 2008.  The change between periods was due primarily to a reduction of our deferred tax assets during the 2008 period.

Net Loss. Our net loss decreased approximately $20.5 million, to a loss of $5.5 million, for the three months ended September 30, 2009, from a net loss of $26.0 million for the same period in 2008. The decrease in our net loss was primarily due to our derivative gains, lower operating expenses as a result of cost and headcount reductions and increases in other income as described above. This decrease was partially offset by our lower service and equipment sales revenue.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
	2009	2008	% Change
Revenue:
Service revenue	$36,953	$48,833	(24)%
Equipment sales	11,447	18,825	(39)
Total revenue	48,400	67,658	(28)

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	27,772	26,534	(5)
Cost of equipment sales:
Cost of equipment sales	7,814	14,050	44
Cost of equipment sales — Impairment of assets	655	404	(62)
Total cost of equipment sales	8,469	14,454	41
Marketing, general and administrative	37,713	48,602	22
Depreciation and amortization	16,365	19,135	14
Total operating expenses	90,319	108,725	17

Operating loss	(41,919)	(41,067)	(2)

Other income (expense):
Interest income	365	4,407	(92)
Interest expense	(5,144)	(2,499)	(106)
Derivative gain (loss)	5,196	(25)	N/A
Other income (expense)	393	1,587	(75)
Total other income	810	3,470	(77)

Income loss before income taxes	(41,109)	(37,597)	(9)
Income tax expense (benefit)	(70)	2,234	N/A
Net loss	$(41,039)	$(39,831)	(3	) %

Revenue.  Total revenue decreased by $19.3 million, or approximately 28%, from $67.7 million for the nine months ended September 30, 2008 to $48.4 million for the nine months ended September 30, 2009. We attribute this decrease mainly to lower service revenue which we believe stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues and from reductions in sales of our duplex equipment.  Our retail ARPU during the nine months ended September 30, 2009 decreased by 32% to $25.49 from $37.34 for the nine months ended September 30, 2008.

Service Revenue. Service revenue decreased $11.9 million, or approximately 24%, from $48.8 million for the nine months ended September 30, 2008 to $36.9 million for the nine months ended September 30, 2009. Although our overall subscriber base grew 16% to approximately 382,000 over the twelve-month period from September 30, 2008 to September 30, 2009, we experienced decreased retail ARPU. We believe that our  two-way communication issues and related price reductions were the primary reasons for this decrease.

Equipment Sales. Equipment sales decreased by approximately $7.4 million, or approximately 39%, from $18.8 million for the nine months ended September 30, 2008 to $11.4 million for the nine months ended September 30, 2009. We attribute this decrease to reduced sales of our duplex products, partially offset by a change in estimate which increased equipment sales by approximately $2.2 million (see Note 1 "The Company and Summary of Significant Accounting Policies" of our Unaudited Interim Consolidated Financial Statements.)

Operating Expenses. Total operating expenses decreased $18.4 million, or approximately 17%, from $108.7 million for the nine months ended September 30, 2008 to $90.3 million for the nine months ended September 30, 2009. This decrease was due primarily to lower cost of goods sold as a result of lower equipment sales related to our duplex products, lower marketing and advertising costs and reductions in our headcount, partially offset by higher research and development expenses.

Cost of Services. Our cost of services for the nine months ended September 30, 2009 and 2008 were $27.8 million and $26.5 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The increase in the cost of services during the nine months ended September 30, 2009 is due primarily to higher research and development expenses related to our second-generation ground component development, offset by lower contract labor and other operating expenses.

Cost of Equipment Sales. Cost of equipment sales decreased $6.0 million, or approximately 41%, from $14.5 million for the nine months ended September 30, 2008 to $8.5 million for the nine months ended September 30, 2009.  This decrease was due primarily to lower sales of our duplex products.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased $10.9 million, or approximately 22%, from $48.6 million for the nine months ended September 30, 2008 to $37.7 million for the nine months ended September 30, 2009. This decrease was due primarily to lower marketing and advertising costs,  legal fees and reductions in payroll and related expenses as our average headcount decreased in the nine months ended September 30, 2009 when compared to the same period in 2008.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $2.7 million, or approximately 14%, from $19.1 million for the nine months ended September 30, 2008 to $16.4 million for the nine months ended September 30, 2009. This decrease was due primarily to the first-generation satellite constellation reaching fully-depreciated status at December 31, 2008.

Operating Loss. Our operating loss of $41.9 million for the nine months ended September 30, 2009 increased approximately $0.8  million from an operating loss of $41.1 million for the nine months ended September 30, 2008. The increase was due primarily to lower revenues partially offset by lower operating expenses.

Interest Income. Interest income decreased by $4.0 million for the nine months ended September 30, 2009 to $0.4 million. This decrease was due to lower average cash balances on hand and lower interest rates as compared to the prior year.

Interest Expense. Interest expense increased by $2.6 million, to $5.1 million for the nine months ended September 30, 2009 from $2.5 million for the nine months ended September 30, 2008. This increase resulted from higher expenses due to our deferred financing costs related to our financing in June 2009.

Derivative gain (loss).  We recognized a derivative gain of $5.2 million for the nine months ended September 30, 2009, compared to a loss of less than $0.1 million during the same period in 2008,  due primarily to the fair market value adjustments related to the derivatives from our 8% Notes. This gain was partially offset by a decrease in the fair value of our interest rate cap agreement as a result of a decrease in market interest rates.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income decreased by $1.2 million for the nine months ended September 30, 2009 as compared to the same period in 2008. This decrease primarily resulted from less favorable conversion rates for Euro to the U.S. Dollar and the Canadian Dollar to the U.S. Dollar resulting in fewer euro denominated payments made in the nine months ended September, 30, 2009 and lower balances on our euro denominated escrow account in the current year.

Income Tax Expense(benefit). Income tax benefit for the nine months ended September 30, 2009 was $0.1 million compared to an expense of $2.2 million during the same period in 2008. The change between periods was due primarily to a reduction of our deferred tax assets during the 2008 period.

Net Loss. Our net loss increased approximately $1.2 million to a loss of $41.0 million, for the nine months ended September 30, 2009, from a net loss of $39.8 million for the same period in 2008. This increase resulted from our lower service and equipment sales revenue and decreases in interest and other income as described above. The increase in our net loss was partially offset by our derivative gains and lower operating expenses as a result of cost reductions.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Net cash from (used in) operating activities	$(27,468)	$(25,974)
Net cash used in investing activities	(240,113)	(227,688)
Net cash from financing activities	387,056	230,279
Effect of exchange rate changes on cash	(133)	(1,234)
Net increase (decrease) in cash and cash equivalents	$119,342	$(24,617)

At October 1, 2009, our principal short-term liquidity needs were:

•
to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and launch related costs, in a total amount not yet determined, but which will include approximately $232.2 million payable to Thales Alenia Space by September 2010 under the purchase contract for our second-generation satellites and €0.9 million payable to Thales Alenia Space by March 2010 under the contract for construction of the Control Network Facility;

•	to make payments related to our launch for the second-generation satellite constellation in the amount of $102.4 million payable to our Launch Provider by September 30, 2010;

•	to make payments related to the construction of our second-generation ground component in the amount of $13.3 million by September 30, 2010; and

•	to fund our working capital.

During the nine months ended September 30, 2009 and the year ended December 31, 2008, our principal sources of liquidity were:

Dollars in millions	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Cash on-hand at beginning of period	$12.4	$37.6

Net proceeds from 5.75% Notes	$—	$145.1

Net proceeds from 8.00% Notes	$51.3	$—

Proceeds from Thermo equity purchases	$1.0	$—

Borrowings under Thermo credit agreement and other debt, net	$35.0	$116.1

Borrowings under Facility Agreement	$371.2

We plan to fund our short-term liquidity requirements from the following sources:

•	cash from our Facility Agreement ($215.1 million was available at September 30, 2009);

•	cash from the issuance in June 2009 of our 8.00% Notes, which provided $51.3 million of net proceeds; and

•	excess cash on hand at September 30, 2009.

Our principal long-term liquidity needs are:

•	to pay the costs of procuring and deploying the remainder of our second-generation satellite constellation and upgrading our gateways and other ground facilities;

•	to fund our working capital, including any growth in working capital required by growth in our business; and

•	to fund the cash requirements of our independent gateway operator acquisition strategy, in an amount not determinable at this time.

Sources of long-term liquidity may include, if necessary, a $34.3 million debt service reserve account and related $12.5 million guarantee and a $60.0 million contingent equity account established in connection with the Facility Agreement and additional debt and equity financings.  We also expect cash flow from operations to be a source of long-term liquidity once we have deployed our second-generation satellite constellation.

Based on our operating plan combined with our borrowing capacity under our Facility Agreement, we believe we will have sufficient resources to meet our cash obligations for the next 12 months.

Net Cash used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2009 was $27.5 million compared to  $26.0 million in the same period in 2008.  The increase in cash used for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 resulted primarily from lower revenues during the nine months ended September 30, 2009, as compared to the same period in 2008.

Net Cash used in Investing Activities

Cash used in investing activities was $240.1 million during the nine months ended September 30, 2009, compared to $227.7 million during the same period in 2008. This increase was primarily the result of increased payments related to the construction of our second-generation constellation during the nine months ended September 30, 2009.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $156.8 million to $387.1 million during the nine months ended September 30, 2009, from $230.3 million during the same period in 2008.  The increase was due primarily to timing of cash draws on the funds available to us in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, we issued $150 million of 5.75% Notes and borrowed $100 million under the Thermo credit agreement as compared to borrowings of $371.2 million from our Facility Agreement, issuance of $55.0 million of 8.00% Notes, and $35.0 million from our other facilities in the nine months ended September 30, 2009.

Capital Expenditures

We currently estimate that the capitalized expenditures related to procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.29 billion including total contract values for Thales, our Launch Provider, Hughes and Ericsson and excluding launch costs for the second 24 satellites, internal costs and capitalized interest, which we expect will be reflected in capital expenditures through 2013. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of Common Stock to Thermo, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and 8% Notes and borrowings under our credit facility with Thermo and the Facility Agreement to fund the approximately $640.4 million (excluding internal costs) incurred through September 30, 2009. We plan to fund the balance of the capital expenditures through the use of  the remaining funds available under our Facility Agreement, additional debt and equity financings (if necessary) and cash flow from operations once we have deployed our second-generation satellite constellation.

The amount of actual and contractual capital expenditures related to the construction of the second-generation constellation and satellite operations control centers, ground component and related costs and the launch services contracts is presented in the table below (in millions):

	Currency	Payments through September 30,	Estimated Future Payments
Contract	of Payment	2009	2009	2010	2011	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€357.5	€35.6	€150.4	€68.7	€66.7	€678.9
Thales Alenia Satellite Operations Control Centers	EUR	€8.2	€0.7	€0.3	€—	€—	€9.2
Arianespace Launch Services	USD	$105.1	$52.5	$58.5	$—	$—	$216.1
Hughes second-generation ground component (including research and development expense)	USD	$35.0	$—	$15.0	$35.7	$15.1	$100.8
Ericsson	USD	$0.5	$0.5	$5.9	$13.0	$2.8	$22.7

The exchange rate on September 30, 2009 was €1.00 = $1.4643.

Cash Position and Indebtedness

As of September 30, 2009, our total cash and cash equivalents were $131.7 million and we had total indebtedness of $463.7 million compared to total cash and cash equivalents and total indebtedness at December 31, 2008 of $12.4 million and $271.9 million, respectively.

Facility Agreement

On June 5, 2009, we entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. Ninety-five percent of our obligations under the agreement are guaranteed by COFACE, the French export credit agency.  The initial funding process of the Facility Agreement began on June 29, 2009 and was completed on July 1, 2009. The new facility is comprised of:

•
a $563.3 million tranche for future payments to and to reimburse us for amounts we previously paid to Thales Alenia Space for construction of our second-generation satellites. Such reimbursed amounts will be used by us (a) to make payments to the Launch Provider for launch services, Hughes for ground network equipment, software and satellite interface chips and Ericsson for ground system upgrades, (b) to provide up to $150 million for our working capital and general corporate purposes and (c) to pay a portion of the insurance premium to COFACE; and

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

At September 30, 2009, we were in compliance with the covenants of the Facility Agreement.

Our obligations under the facility are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and those of our domestic subsidiaries (other than FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

We are required to pay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. We must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. In addition to the financial covenants described above, the Facility Agreement places limitations on our ability and our subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates.

See Note 12 of our Unaudited Interim Consolidated Financial Statements for descriptions of our other debt agreements.

Contractual Obligations and Commitments

Significant changes to our contractual obligations and commitments since June 30, 2009 are described below.

At September 30, 2009, we have a remaining commitment to purchase a total of $58.5 million of mobile phones, services and other equipment under various commercial agreements with Qualcomm. We expect to fund this remaining commitment from our working capital, funds generated by our operations, and, if necessary, additional capital from the issuance of equity or debt or a combination thereof. On August 18, 2009, we and Qualcomm amended our agreement to extend the term for 5 additional  months and defer the final delivery date of mobile phones and related equipment until January 2012.

In May 2008, we and Hughes entered into an agreement under which Hughes will design, supply and implement the RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the UTS in various next-generation Globalstar devices. The total contract purchase price of approximately $100.8 million is payable in various increments over a period of 40 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. In August 2009, we and Hughes amended our agreement extending the performance schedule by 15 months and revising certain payment milestones to reflect our expected second-generation constellation launch schedule and business plan.  Future costs associated with certain projects under this contract will be capitalized once we have determined that technological feasibility has been achieved on these projects. As of September 30, 2009, we had made payments of $35.0 million under this contract and expensed $5.7 million of these payments and capitalized $19.3 million under second-generation ground component and $10.0 million has been classified as a prepayment in other assets, net.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are made primarily in U.S. dollars, Canadian dollars, Brazilian reals and Euros. In some cases insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. However, our Facility Agreement requires us to do so on terms reasonably acceptable to the COFACE agent not later than 90 days after the end of any quarter in which more than 25% of our revenue is originally denominated in a single currency other than U.S. or Canadian dollars.

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

Our exposure to fluctuations in currency exchange rates has decreased as a result of certain portions of our contracts for the construction of our second-generation constellation satellite and the related control network facility, which are payable primarily in Euros, are at a fixed exchange rate.  A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance not at a fixed exchange rate of approximately €227 million on September 30, 2009, would result in $3.2 million of additional payments.  See “Note 3: Property and Equipment” of the unaudited interim consolidated financial statements in Part I, Item 1 of this Report. Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed.  The interest rate cap provides limits on the 6 month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base rate will be 1% less than the then 6 month Libor rate.  The applicable margin from the base rate ranges from 2.07% to 2.4% through the termination date of the facility.  Assuming that we borrowed the entire $586.3 million under the Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2009, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2009.

(b)	Changes in internal control over financial reporting.

As of September 30, 2009, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved in certain litigation matters as discussed elsewhere in this Report. For more detailed information on litigation matters outstanding please see Note 9 of the Notes to our unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Report. From time to time, we are involved in various other litigation matters involving ordinary and routine claims incidental to our business. Management currently believes that the outcome of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial conditions.

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

Our debt has increased by $191.8 million to $463.7 million as of September 30, 2009 when compared to December 31, 2008. We anticipate that our cash requirements for the next 12 months will require us to borrow additional funds available under our Facility Agreement.

If an event of default were to occur with respect to our Facility Agreement or other indebtedness, our creditors could accelerate the maturity of our indebtedness. Our indebtedness under our Facility Agreement is secured by a lien on substantially all of our assets and the assets of our domestic subsidiaries and the lenders could foreclose on these assets to repay the indebtedness.

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

We acquired the assets of Old Globalstar in December 2003 in a proceeding under the Bankruptcy Code. Prior to that time, Old Globalstar incurred substantial losses, including operating losses of $260.7 million in 2003. Since our acquisition of the Globalstar business, we incurred an operating loss of $3.5 million in 2004, had operating profits of $21.9 million in 2005 and $15.7 million in 2006, and incurred operating losses of $24.6 million and $57.7 million in 2007 and 2008 respectively. Largely as a result of problems with our two-way communications services, we incurred an operating loss of $41.9 million during the nine months ended September 30, 2009. We expect that our operating results will continue to be volatile, at least until we have deployed and placed into service our second-generation satellite constellation.

Our satellites have a limited life and most have degraded, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

Since the first Old Globalstar satellites were launched in 1998, fifteen satellites have failed in orbit and have been retired, and we expect others to fail in the future. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake any further efforts to return it to service or when the other satellite subsystems can no longer support operations.  In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, the quality of construction, gradual degradation of solar panels, the durability of components, and collision with other satellites or space debris. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its currently expected life.

As a result of the issues described above, some of our in-orbit satellites may not be fully functioning at any given time. As discussed below, all of our current satellites launched before 2007 have experienced S-band downlink communications degradation and some have experienced failures of other types. Except for the fifteen satellites that have been decommissioned, this does not impair their ability to continue to support Simplex data transmissions in the L-band, and accordingly, we do not classify them as “failed.”

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

During the first nine months of 2009, our ARPU decreased by approximately 40% from the same period in 2008. In addition, our service revenue declined from $48.8 million to $37.0 million. We believe that customer reaction to the S-band antenna amplifier degradation and our related price reductions have been the primary causes of the reductions in service revenue. If we are unable to maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation satellite constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

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

The implementation of our business plan depends on increased demand for wireless communications services via satellite, both for our existing services and products and for new services and products. If this increased demand does not occur, our revenues and profitability may not increase as we expect.

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

The success of our business plan will depend on a number of factors, including:

•	our ability to complete the construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control;

•	our ability to maintain or reduce costs until our second-generation constellation is in service;

•	the level of market acceptance and demand for all of our services;

•	our ability to introduce new products and services that meet this market demand;

•	our ability to retain our existing voice and duplex data customers until we have launched our second-generation satellite constellation;

•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;

•	our ability to control the costs of developing an integrated network providing related products and services;

•	our ability to market successfully our new Simplex products and services, especially our SPOT satellite GPS messenger products and services;

•	our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

•	our ability to limit the effects of further degradation of, and to maintain the capacity and control of, our existing satellite network;

•	our ability to sell the equipment inventory on hand and under commitment to purchase from Qualcomm;

•	the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers; and

•	with the addition of our retail product line, general economic conditions that affect consumer discretionary spending and consumer confidence, which have declined sharply in the current recession.

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

Our ability to generate revenue and cash flow has been adversely impacted by our need to reduce our prices for two-way communications services as we seek to maintain our customer base in the face of the challenges to our two-way services. We have implemented  new pricing strategies designed to stem further diminution of revenue from two-way services described above.

Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation satellite constellation. In order to do so, we are dependent on third parties to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated, changes in the technical specifications of the satellites and other unforeseen circumstances. For example, we have entered into contracts with Thales Alenia Space, our satellite manufacturer,  that anticipated launch of our second-generation satellites beginning in the first quarter of 2010 into late 2010. However, Thales Alenia Space has informed us that delivery of our satellites will be delayed due to earthquake damage to their assembly facility which will delay our launch campaign. We currently expect the launch of the first six second generation satellites to take place in the summer of 2010 with the launch campaign, consisting of a total of 24 satellites, to be completed in the spring of 2011. Should we experience additional launch delays, our operations and business plan which assume a functioning second-generation constellation in the first half of 2011, may be materially adversely affected.

We have filed an application with the FCC to modify our constellation license to take account of the technical improvements in our second-generation satellites and to change our approved orbital configuration. We intend to amend this application to reflect our decision to register our second generation constellation through France. If the FCC were not to grant our amended application as filed, we might not be able to re-establish our duplex services as soon as planned.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our revenue and profitability.

For the nine months ended September 30, 2009 and 2008, we derived approximately 78% and 87%, respectively, of our revenue from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to market our products and services successfully, our revenue and profitability may decrease.

We depend on independent gateway operators to market our services in important regions around the world. If the independent gateway operators are unable to do this successfully, we will not be able to grow our business in those areas as rapidly as we expect.

Although we derive most of our revenue from retail sales to end users in the United States, Canada, a portion of Western Europe, Central America and portions of South America, either directly or through agents, dealers and resellers, we depend on independent gateway operators to purchase, install, operate and maintain gateway equipment, to sell phones and data user terminals, and to market our services in other regions where these independent gateway operators hold exclusive or non-exclusive rights. Not all of the independent gateway operators have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the independent gateway operators are not earning revenues sufficient to fund their operating costs. If they are unable to continue in business, we will lose the revenue we receive for selling equipment to them and providing services to their customers. Although we have implemented a strategy for the acquisition of certain independent gateway operators when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the independent gateway operators either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the independent gateway operator will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those independent gateway operators do not fulfill their own business plans to increase substantially their sales of services and products.

Our success in generating sufficient cash from operations to fund a portion of the cost of our second-generation satellite constellation will depend on the market acceptance and success of our current and future products and services, which may not occur.

In 2007, we launched new products to expand the scope of our Simplex services. On November 1, 2007, we introduced the SPOT satellite GPS messenger, aimed at both recreational and commercial customers who require personal tracking, emergency location and messaging solutions that operate beyond the range of traditional terrestrial and wireless communications. In September 2009, we unveiled our second generation SPOT satellite GPS messenger.

We plan on introducing additional Duplex and Simplex products and services. However, we cannot predict with certainty the potential longer term demand for these products and services or the extent to which we will be able to meet demand. Our business plan assumes growing our Duplex subscriber base beyond levels achieved in the past, rapidly growing our Simplex subscriber base and returning the business to profitability. However, we may not be able to generate sufficient positive cash flow from our operations to enable us to fund a portion of the cost of our second-generation satellite constellation. Among other things, end user acceptance of our Duplex and Simplex products and services will depend upon:

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

Our business plan assumes a growing subscriber base for Simplex products. If we cannot implement this business plan successfully and gain market acceptance for these planned Simplex products and services, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

Because consumers will use SPOT satellite GPS messenger products and services in isolated and, in some cases, dangerous locations, we cannot predict whether users of the device who suffer injury or death may seek to assert claims against us alleging failure of the device to facilitate timely emergency response. Although we will seek to limit our exposure to any such claims through appropriate disclaimers and liability insurance coverage, we cannot assure investors that the disclaimers will be effective, claims will not arise or insurance coverage will be sufficient.

We have incurred substantial contractual obligations.

We estimate that the capitalized expenditures related to procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.29 billion including total contract values for Thales, our Launch Provider, Hughes and Ericsson and excluding launch costs for the second 24 satellites, internal costs and capitalized interest, which we expect will be reflected in capital expenditures through 2013.The nature of these purchases requires us to enter into long-term fixed price contracts. We could cancel some of these purchase commitments, subject to the incurrence of specified cancellation penalties. We believe we currently have most of the funds necessary to fulfill these purchase commitments but may need to access additional funds through debt and/or equity issuances.

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

The hardware and software we currently utilize in operating our gateways were designed and manufactured over 10 years ago and portions are becoming obsolete. We have contracted to replace the hardware and software beginning in 2012; however the original equipment may become less reliable as it ages and will be more difficult and expensive to service. Although we maintain inventories of spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. We expect to face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. We have had to commit, and must continue to commit, to make significant capital expenditures to keep up with technological changes and remain competitive. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents and therefore may not be available to us.

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

If launch insurance rates were to rise substantially, our future launch costs would increase. Under our Facility Agreement, we are required to obtain launch insurance for launching the first 24 satellites of the second-generation constellation.  Launch insurance rates have fluctuated significantly in the past and are highly contingent on market conditions.  We anticipate our launch failure insurance policy will include specified exclusions, deductibles and material change limitations. Some (but not all) exclusions could include damage arising from acts of war, anti-satellite devices and other similar potential risks for which exclusions were customary in the industry at the time the policy was written.

We cannot assure you that sufficient launch insurance will be obtained on acceptable terms. It is also possible that insurance could become unavailable, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage.

An FCC decision to license a second CDMA operator in our band, or to take other steps that would reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, could adversely affect our services and operations.

Under the FCC’s plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. The FCC’s decision in October 2008 to reduce the number of channels we have available in our L-band may impair our ability to grow over the long term.

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

Satellite-based Competitors

There are currently four other satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat and its subsidiary ACeS, SkyTerra, and Thuraya. In addition, ICO Global Communications (Holdings) Limited launched a satellite in 2008 but has not offered any services yet, TerreStar Corporation launched a satellite in 2009 and plans to start offering services in 2010 and SkyTerra plans to launch its new satellites in the next year. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand.

Although we believe there is currently no commercially available product comparable in size, price and functionality to our SPOT satellite GPS messenger, other providers of satellite-based products could introduce their own similar products if the SPOT satellite GPS messenger is successful, which may materially adversely affect our business plan. In addition, we may face competition from new competitors or new technologies. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue.

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

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, the constellation degradation or for other reasons. Our top 10 customers for the nine months ended September 30, 2009 accounted for, in the aggregate, approximately 9% of our total revenues. For the nine months ended September 30, 2009 revenues from our largest customer were $0.7 million or 2% of our total revenues. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our profitability could be significantly reduced through the loss of these revenues. In addition, we may be required to record additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 9% and 8% of our total service revenue for the three and nine months ended September 30, 2009, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty and are subject to changes in government budgets and appropriations.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. Certain of our obligations are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies, and increases in the value of the Euro compared to the U.S. dollar have effectively increased the Euro-denominated costs of procuring our second-generation satellite constellation and related ground facilities. Further declines in the dollar will exacerbate this problem. A 1% decline in the dollar vis-à-vis the Euro would increase our committed purchase obligations by approximately $3.2 million. Approximately 36% and 37% of our total sales were to retail customers in Canada, Europe, Venezuela and Brazil (which we added in the first quarter of 2008) during 2008 and 2007, respectively. Our results of operations for 2008 and 2007 reflected losses of $4.5 million and $8.2 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

If we become subject to unanticipated foreign tax liabilities, it could materially increase our costs.

We operate in various foreign tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect. As a result of our acquisition of an independent gateway operator in Brazil during 2008, at the acquisition date, we became exposed to potential pre-acquisition tax liabilities estimated at approximately $11.1 million, for which we are fully indemnified by the seller. We may also be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller or the seller may fail to perform its indemnification obligations.

We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.

We have depended on Qualcomm as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates Qualcomm proprietary technology. We and Qualcomm have mutually agreed to terminate our business relationship when Qualcomm’s current contractual obligations to deliver second-generation phones, data modems and accessories is completed in January 2012. Although we have contracted with Hughes and Ericsson to provide new hardware and software for our ground component, there could be a substantial period of time in which their products or services are not available and Qualcomm no longer supports its products and services.

We depend on Axonn L.L.C. to produce and sell the products through which we provide our Simplex service, including our SPOT satellite GPS messenger products, which incorporate Axonn proprietary technology. Axonn is currently our sole source for obtaining these products. If Axonn were to cease producing and selling these products, in order to continue to expand our Simplex service, we would either have to acquire from Axonn the right to have the devices manufactured by another vendor or develop devices that did not rely on Axonn’s proprietary technology. We have no long-term commitments from Axonn for the production and sale of these products.

Pursuing strategic transactions may cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions on an opportunistic basis. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These may include legal, organizational, financial and other costs and risks.

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

Risks Related to Our Common Stock

Recessionary indicators and continued volatility in global economic conditions and the financial markets have adversely affected and may continue to affect adversely sales of our SPOT satellite GPS messenger.

The volatility and disruption to the financial markets has reached unprecedented levels and has significantly adversely impacted global economic conditions. As a result, consumer confidence and demand have declined substantially. These conditions could lead to further reduced consumer spending in the foreseeable future, especially for discretionary travel and related products. A substantial portion of the potential addressable market for our SPOT satellite GPS messenger products and services relates to recreational users, such as mountain climbers, campers, kayakers, sport fishermen and wilderness hikers. These potential customers may reduce their activities due to economic conditions, which could adversely affect our business, financial condition, results of operations and liquidity. These disruptions have had and may continue to have a material adverse effect on the market price of our Common Stock.

Failure to satisfy NASDAQ Global Select Market listing requirements may result in our common stock being removed from listing on the NASDAQ Global Select Market.

Our Common Stock is currently listed on the NASDAQ Global Select Market under the symbol “GSAT.” For continued inclusion on the NASDAQ Global Select Market, we must generally maintain, among other requirements, either (a) stockholders’ equity of at least $10 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $5 million; or (b) market capitalization of at least $50 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $15 million. On September 29, 2009, NASDAQ informed us that our Common Stock was not in compliance with the minimum bid requirement and that we had a grace period of 180 days, or until March 29, 2010, to regain compliance. For us to regain compliance, anytime before March 29, 2010, the bid price of our Common Stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with Rule 5450(a)(1) by March 29, 2010, we will be eligible for an additional 180 calendar day compliance period if we meet The NASDAQ Capital Market initial listing criteria except for the bid price requirement. If we are not eligible for an additional compliance period, Nasdaq will provide us with written notification that our Common Stock will be delisted. At that time, we may appeal NASDAQ's determination to delist our Common Stock to the Listing Qualifications Panel. If we do not satisfy the listing criteria for the NASDAQ Capital Market, trading of our Common Stock may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our Common Stock, which may make it more difficult for stockholders to dispose of, or to obtain accurate quotations for the price of, our Common Stock. Removal of our Common Stock from listing on NASDAQ may also make it more difficult for us to raise capital through the sale of our securities.

In addition, if our Common Stock is not listed on a U.S. national stock exchange, such as NASDAQ, or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 5.75%  Notes and our 8% Notes will have the option to require us to repurchase the Notes, which we may not have sufficient financial resources to do.

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

The trading price of our Common Stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Our stockholders may be unable to resell their shares of our Common Stock at or above the initial purchase price. Additionally, because we are a controlled company there is a limited market for our Common Stock and we cannot assure our stockholders that a trading market will develop further or be maintained.

Trading volume for our Common Stock historically has been low. Sales of significant amounts of shares of our Common Stock in the public market could lower the market price of our stock.

The future issuance of additional shares of our Common Stock could cause dilution of ownership interests and adversely affect our stock price.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. Following our Annual Meeting on September 23, 2009, we are authorized to issue 1.0 billion shares of common stock (135 million are designated as nonvoting), of which approximately 152.6 million shares of Common Stock were issued and outstanding as of September 30, 2009 and 847.4 million were available for future issuance, of which approximately 205.6 million shares are reserved for specific future issuances. The potential issuance of such additional shares of Common Stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our Common Stock. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock for capital raising or other business purposes. Future sales of substantial amounts of Common Stock, or the perception that sales could occur, could have a material adverse effect on the price of our Common Stock.

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

•
the ability of our stockholders, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, to remove our directors only for cause and only by the vote of at least 662/3% of the outstanding shares of capital stock entitled to vote in the election of directors;

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

•	change of control provisions relating to our 5.75% Notes and 8% Notes, which provide that a change of control will permit holders of the Notes to demand immediate repayment; and

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

As of September 30, 2009, Thermo owned approximately 50.1% of our outstanding Common Stock and 69.9% of our voting power. Additionally, Thermo owns Series A Preferred Stock, warrants and 8.00% Notes that may be converted into or exercised for additional shares of Common Stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of our Common Stock at prices substantially above market. On December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. In connection with fulfilling the conditions precedent to our Facility Agreement, in June 2009, Thermo agreed to convert the loans outstanding under the credit agreement into equity and terminate the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of our 8% Notes, and loaned us $25.0 million to fund our debt service reserve account under the Facility Agreement.

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

Our certificate of incorporation as in effect when we entered into the irrevocable standby stock purchase agreement with Thermo in 2006 provided that stockholders who are accredited investors (as defined under the Securities Act) were entitled to pre-emptive rights with respect to the transaction with Thermo. We may offer our stockholders as of June 15, 2006 who are accredited investors the opportunity to participate in the transaction contemplated by the irrevocable standby stock purchase agreement with Thermo on a pro rata basis on substantially the same terms as Thermo. Some of our stockholders could allege that the offering does not comply fully with the terms of our prior certificate of incorporation. Although we believe any variance from the requirements of our former certificate of incorporation is immaterial and that we had valid reasons for delaying the pre-emptive rights offering until after our initial public offering, a court may not agree with our position if these stockholders allege that we have violated their pre-emptive rights. In that case, we cannot predict the type of remedy the court could award such stockholders.

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

Item 4.   Submission of Matters to a Vote of Security Holders

In connection with the company's Annual Meeting of Stockholders held on September 23, 2009, our Board of Directors solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing 83.6% of the shares eligible to vote) were cast at that meeting:

1. Election of Class C Directors

	Votes
Name	For	Withheld

Peter J. Dalton	206,795,579	975,902
William A. Hasler	207,577,719	193,762
James Monroe III	206,828,706	942,775

2.  Approval of Amendment #1 to our Amended and Restated Certificate of Incorporation to authorize an additional 200,000,000 shares of common stock and create a new class of nonvoting common stock.

	Votes
				Broker
	For	Against	Abstain	Non-Votes

Approve Amendment #1	207,428,697	312,105	30,679	0

Item 6.   Exhibits

3.1*	Amended and Restated Certificate of Incorporation, as amended through September 24,2009 (Exhibit 3.1 to Current Report on Form 8-K filed September 29, 2009)

10.1*	Award Agreement between Globalstar, Inc. and Peter J. Dalton dated September 23, 2009 (Exhibit 10.1 to Current Report on Form 8-K filed September 29, 2009)

10.2†	Amendment #2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated August 28, 2009

10.3†	Amendment #3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated September 21, 2009

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

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

GLOBALSTAR, INC.

	By:	/s/Peter J. Dalton
Date: November 6, 2009		Peter J. Dalton
Chief Executive Officer

	By:	/s/ Fuad Ahmad
Date: November 6, 2009		Fuad Ahmad
Senior Vice President and Chief Financial Officer