Form 10-K
period 2009-12-31
Globalstar, Inc.
filed 2010-03-12
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 001-33117

GLOBALSTAR, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

461 South Milpitas Blvd.
Milpitas, California 95035

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (408) 933-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock, $.0001 par value	The NASDAQ Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:
5.75% Convertible Senior Notes due 2028

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates at June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $61.2 million. The Registrant has not elected the scaled disclosure available to smaller reporting companies.

As of March 5, 2010, 275,681,839 shares of voting common stock and 19,275,750 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

1

PART I

Forward-Looking Statements

Certain statements contained in this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward- looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending (including for future satellite procurements and launches), our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of our new Simplex products, including our SPOT satellite GPS messengerTM products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in “Item 1A. Risk Factors” of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Item 1. Business

Overview

Globalstar, Inc. (we, us or the Company) is a leading provider of mobile voice and data communications services via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers’ increasing desire for connectivity. Currently, using 44 in-orbit satellites and 27 ground stations, which we refer to as gateways, we offer voice and data communications services in over 120 countries. We also sell communication services on a wholesale basis to independent companies which operate 14 of these gateways which we refer to as independent gateway operators or IGOs.

Our network, originally owned by Globalstar, L.P. (Old Globalstar) was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications and Qualcomm Incorporated, or Qualcomm. In 2002, Old Globalstar filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, we completed the acquisition of the business and assets of Old Globalstar. Thermo Capital Partners LLC, which owns and operates companies in diverse business sectors and is referred to in this Report, together with its affiliates, as Thermo, became our principal owner in this transaction.

We were formed as a Delaware limited liability company in November 2003 and were converted into a Delaware corporation in March 2006.

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

We currently are authorized by the Federal Communications Commission (the FCC) to operate a global wireless communications network via satellite over 25.225 MHz of radio spectrum, which is comprised of two blocks of contiguous global radio frequencies. A small number of countries limit us to less than 25.225 MHz because of conflicting internal frequency assignments. We refer to our licensed radio frequencies as our “spectrum.” The FCC also licenses us to use 19.275MHz of our spectrum to provide an ancillary terrestrial component, known as ATC, in the United States in combination with our existing satellite communications service. ATC services enable the integration of a satellite-based service with terrestrial wireless service, resulting in a hybrid network designed to provide customers with advanced service and broad coverage. See “Regulation.”

Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:

•	SPOT satellite GPS messengerTM products;
•	mobile telephones;
•	fixed telephones;
•	telephone accessories, such as car kits and chargers; and
•	data modems.

At December 31, 2009, we served approximately 391,000 subscribers. We increased our net subscribers by approximately 13% from December 31, 2008 to December 31, 2009. We count “subscribers” based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices. In the future, we expect to benefit from our growing subscriber base as our duplex product offerings become more attractive due to our second-generation satellite constellation scheduled to begin coming into service in the fourth quarter of 2010.

In early 2007 S-band antenna amplifiers in our satellites began to degrade quite rapidly, adversely affecting the ability of our duplex (i.e., two-way) voice and data subscribers to set up and maintain calls on demand. Service remained — and still remains — available, but not at all times in all locations. Service became dependent upon the health of the particular satellites passing overhead. We believe that, when voice calls are established, the voice quality of those calls is the best in the industry. In order to counter the negative effects of the degradation on our revenue, we undertook two major initiatives: first, as planned prior to the degradation, we entered into agreements for the construction and launch of a second generation of satellites and ground equipment, and second, we turned our business focus to market segments and products that would not be affected by the degraded duplex service. We describe these initiatives in detail below.

Old Globalstar launched our satellite constellation in the late 1990s. To supplement our then-existing satellite constellation, we launched eight spare satellites in 2007. We expect these eight satellites to be an integral part of our second-generation constellation. All of our satellites launched prior to 2007 have experienced various anomalies over time, including the degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem described above. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of an S-band antenna amplifier reduces the availability of two-way voice and data communication between the affected satellite and the subscriber.

This degradation does not adversely affect our one-way Simplex data transmission services, which use only the L-band uplink from a subscriber’s Simplex terminal to our satellites. The satellites transmit the signal back down on our C-band feeder links, which are functioning normally. We have exploited and intend to continue to exploit our ability to provide uninterrupted Simplex services with the introduction of new products and services, including a consumer-oriented, hand-held tracking and emergency messaging device. We began sales of SPOT satellite GPS messenger products and services in November 2007.

In December 2009, we acquired certain assets and assumed certain liabilities of Axonn L.L.C. (Axonn), a provider of one way data Simplex products (e.g. Axtracker, MMT and SMARTONE), in exchange for $1.5 million in cash, subject to a working capital adjustment, and $5.5 million in shares of our voting common stock. Of these amounts, $500,000 in cash is held in an escrow account to cover expenses related to the voluntary replacement of first production models of our second-generation SPOT satellite GPS messenger devices. Additionally, 2,750,000 shares of stock are held in escrow for any pre-acquisition contingencies not disclosed during the transaction. We are obligated to pay up to an additional $10.8 million over a five-year earnout period based on sales of existing and new products. We will make any earnout payments principally in stock (not to exceed 10% of our pre-transaction outstanding common stock), but we may pay them in cash after 13 million shares have been issued.

Our revenue for 2009, 2008 and 2007 was $64.3 million, $86.1 million, and $98.4 million, respectively. Our net loss for 2009, 2008 and 2007 was $74.9 million, $15.2 million, and $27.9 million, respectively.

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

Worldwide, government organizations, military, natural disaster aid associations, event-driven response agencies and corporate security teams depend on mobile and fixed voice and data communications services on a regular basis. Businesses with global operating scope require communications services when operating in remote locations around the world. Mobile satellite services users span the forestry, maritime, government, oil and gas, mining, leisure, emergency services, construction and transportation sectors, among others. We believe many existing customers increasingly view satellite communications services as critical to their daily operations.

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

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications (Eutelsat) and SES Global, and very small aperture terminals companies, such as Hughes Networks and Gilat Satellite Networks, are characterized by large, often stationary or “fixed,” ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, mobile satellite services providers, such as Globalstar, Inmarsat P.L.C. (Inmarsat) and Iridium Communications, Inc. (Iridium), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect mobile satellite services operators will increasingly compete with fixed satellite services operators.

Low earth orbit (LEO) systems, such as the systems we and Iridium currently operate, reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, can provide a better overall quality of service.

Currently, our principal mobile satellite services global competitors are Inmarsat and Iridium. United Kingdom-based Inmarsat owns and operates a geostationary satellite network and U.S.-based Iridium owns and operates a low earth orbit satellite network. Inmarsat provides communications services, such as telephony, fax, video, email and high-speed data services. Iridium offers narrow-band data, fax and voice communications services. We also compete with several regional mobile satellite services providers that operate geostationary satellites, such as Thuraya Satellite Communications Company (Thuraya), principally in the Middle East and Africa; SkyTerra (formerly Mobile Satellite Ventures (MSV)) and SkyTerra (Canada) Inc. (formerly Mobile Satellite Ventures Canada) in the Americas.

Sales and Marketing

We sell our products and services through a variety of retail and wholesale channels depending on the nature of the product and the targeted market. Our sales and marketing efforts are tailored to each of our geographic regions and targeted markets. Our sales professionals focus on specific commercial markets and customers with face-to-face meetings, product trials, advertising in specific publications for those markets and direct mailings. Our current marketing campaign targets mass audiences for our SPOT satellite GPS messenger and strategic market segments for our other Simplex products and services. We also focus our marketing efforts on attending tradeshows. In 2009, we attended approximately 22 corporate tradeshows, where we sponsored booths and demonstrated our products. Our dealers and resellers attended additional tradeshows where they showcased our products.

We have significantly curtailed the marketing of our two-way communications business, except store-and-forward data, pending the launch of our second-generation satellites. However, as we approach the second-generation constellation scheduled to begin coming into service in the fourth quarter of 2010, we plan to enhance our dealer and reseller network which would include shared sales and marketing with coop programs and advanced sales of handsets at favorable pricing.

Direct Sales, Dealers and Resellers

Our distribution managers are responsible for conducting direct sales with key accounts and for managing agent, dealer and reseller relationships in assigned territories in over 30 countries. They conduct direct sales with key customers and manage over 800 distribution outlets. We also distribute our services and products indirectly through over 50 major resellers and value added resellers in the United States and through ten independent gateway operators that employ their own salespeople to sell the full range of our voice and data products and services, directly and indirectly, in over 60 countries. Wholesale sales to independent gateway operators represented approximately 2% of our service revenue for 2009. No agent, dealer or reseller represented more than 10% of our revenue for 2009.

The reseller channel for duplex and Simplex equipment and service is comprised primarily of communications equipment retailer companies and commercial communications equipment rental companies that retain and bill clients directly, outside of our billing system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have productive sales arrangements with major resellers to market our services, including some value added resellers that integrate our products into their proprietary end products or applications.

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

SPOT Satellite GPS Messenger Distribution

We distribute and sell our SPOT satellite GPS messenger through a variety of existing and new distribution channels. We have also expanded our distribution channels through product alliances. We have distribution relationships with a number of “Big Box” retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy, Big 5 Sporting Goods, Big Rock Sports, Cabela’s, Campmor, Joe’s Sport, London Drugs, Outdoor and More, Gander Mountain, REI, Sportsman’s Warehouse, Pep Boys, Wal-Mart.com, West Marine, DBL Distributing, D.H. Distributions, and CWR Electronics. We currently sell SPOT satellite GPS messenger products through over 10,000 distribution points. We also sell SPOT satellite GPS messenger products and services directly using our existing sales force and through our direct e-commerce website (www.findmespot.com).

Independent Gateway Operators

Our wholesale operations encompass primarily bulk sales of wholesale minutes to the independent gateway operators (IGO) around the globe. These independent gateway operators maintain their own subscriber bases that are mostly exclusive to us and promote their own service plans. The independent gateway operator system has allowed us to expand in regions that hold significant growth potential but are harder to serve without sufficient operational scale or where local regulatory requirements or business or cultural norms do not permit us to operate directly. Our wholesale efforts also include our Simplex and duplex data tracking devices.

Set forth below is a list of independent gateway operators as of December 31, 2009:

Location	Gateway	Independent Gateway Operators
Argentina	Bosque Alegre	TE.SA.M Argentina
Australia	Dubbo	Pivotal Group PTY Limited
Australia	Mount Isa	Pivotal Group PTY Limited
Australia	Meekatharra	Pivotal Group PTY Limited
China	Beijing	China Spacecom
Italy	Avezzano	Elsacom N.V.
South Korea	Yeo Ju	LG Dacom
Mexico	San Martin	Globalstar de Mexico
Nigeria	Kaduna	Globaltouch (West Africa) Limited
Peru	Lurin	TE.SA.M Peru
Russia	Khabarovsk	GlobalTel
Russia	Moscow	GlobalTel
Russia	Novosibirsk	GlobalTel
Turkey	Ogulbey	Globalstar Avrasya

We do not own or control these independent gateway operators nor do we operate their gateways. However, we have a 30% equity interest in the operator of the Nigerian gateway, and we have signed an agreement with LG Dacom to acquire the South Korean gateway. No closing date has been set for the acquisition of the South Korean gateway. We own and operate gateways in the United States, Canada, Venezuela, Puerto Rico, France and Brazil, and we own a gateway in Nicaragua that we have temporarily mothballed. We also own a gateway in Singapore which SingTel operates under contract to us. See “Item 2. Properties.”

Services and Products

Sales of services accounted for approximately 78%, 72%, and 80% of our total revenues for 2009, 2008 and 2007, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 22%, 28%, and 20% of our total revenues for 2009, 2008 and 2007, respectively.

Our Services

Our principal services are satellite communications services, including mobile and fixed voice and data services, SPOT satellite GPS messenger services and asset tracking and monitoring services. We offer these services via monthly plans at price levels that vary depending upon expected usage. Our services primarily fall into two categories: 1) Two-way communications, which we refer to as duplex and 2) one-way communications, which we refer to as Simplex. We provide both duplex and Simplex services to independent gateway operators (IGOs) and other customers directly.

Duplex Services

Mobile Voice and Data Satellite Communications Services

Subscribers under these plans typically pay an initial activation fee to the agent or dealer, as well as a monthly usage fee to us that entitles the customer to a fixed number of minutes in addition to services such as voicemail, call forwarding, short messaging, email, data compression and internet access. Extra fees may apply for non-voice services, roaming and long-distance.

We regularly monitor our service offerings in accordance with customer demands and market changes. We have introduced a number of innovative pricing plans such as bundled minutes, annual plans and unlimited plans.

Satellite Data Modem Services

In addition to data utilization through fixed and mobile services described above, we offer data-only services. Our system is well-suited to handle duplex data transmission. Duplex devices have two-way transmission capabilities; for asset-tracking applications, this enables customers to control directly their remote assets and perform more complicated monitoring activities. We offer asynchronous and packet data service in all of our territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Satellite data modems are sold principally through integrators and value added resellers, who developed innovative end-market solutions. Our satellite data modems can be activated under any one of our current pricing plans. Satellite data modems are a growing product group that provide solutions that are accessible in every region we serve. Their store-and-forward capability reduces the impact of our S-band downlink degradation for customers who do not require real-time transmission and reception of data. The revenue that flows from these products provides an important and growing source of recurring service revenue and subscriber equipment sales for us.

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

Simplex Services

Personal, Asset Tracking and Remote Monitoring

Our commercial customers, as compared to our SPOT satellite GPS messenger customers who pay an annual subscription fee, generally pay an activation fee and a flat monthly fee for Simplex service. Our Simplex service is designed to address the market for a small and cost-effective solution for sending data (such as geographic coordinates) from assets or individuals in remote locations to a central monitoring station.

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

Customers are able to realize an efficiency advantage from tracking assets on a single global system as opposed to several regional systems. Our Simplex services are currently available in countries served by the gateways in North America, France, Venezuela, Mexico, Turkey, South Korea, Australia, Singapore, Peru and Brazil. We sell our Simplex services (except our SPOT satellite GPS messenger services) through value added resellers. Value added resellers purchase the services directly from us by subscribing to various pricing options offered by us to address various applications for this service and resell them to their end users. We receive a monthly subscription service fee and a one-time activation fee for each activated Simplex device.

Other Service Revenue

We also provide certain engineering services to assist customers in developing new applications related to our system. These services include installation of gateways and antennas.

Our Products

Duplex Products

Voice and Data Equipment

We offer our services for use only with equipment designed to work on our network, which users generally purchase in conjunction with an initial service plan. Our mobile phones, similar to ordinary cellular phones, are simple to use. Since the fourth quarter of 2006, we have offered a satellite-only GSP-1700 phone, which includes a user-friendly color LCD screen and a rugged, water resistant case available in multiple colors. The phones represent a significant improvement over earlier-generation equipment, and we believe that the advantages will drive increased adoption from prospective users as well as increased revenue from our existing subscribers as we launch our second-generation satellites. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only satellite network operator currently using the patented Qualcomm CDMA technology that permits the selection of the strongest signal available. Qualcomm will supply us with what we project will be a sufficient number of advanced mobile phone units and accessories and advanced data products to meet our expected demand through 2011.

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

Simplex Products

SPOT Satellite GPS Messenger

Our SPOT satellite GPS messenger is aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using our Simplex network and web-based mapping software, this device provides consumers with the capability to trace geographically or map the location of individuals or equipment. The product also enables users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance in the event of an emergency.

•	SPOT Satellite GPS Messenger Addressable Market

We believe the addressable market for our SPOT satellite GPS messenger products and services in North America alone is approximately 50 million units. Our objective is to capture 2-3% of that market in the next few years. Our Simplex system, on which our SPOT satellite GPS messenger products and services rely, covers approximately 60% of the world population. We intend to market our SPOT satellite GPS messenger products and services aggressively in our overseas markets, including South and Central America, Western Europe, and, through independent gateway operators, in their respective territories.

•	SPOT Satellite GPS Messenger Pricing

We intend the pricing for SPOT satellite GPS messenger products and services and equipment to be very attractive in the consumer marketplace. Annual service fees, depending whether they are for domestic or international service, currently range from $99.99 to approximately $150.00 for our basic level plan, and $149.98 to approximately $168.00 with additional tracking capability. The equipment is sold to end users at $149.99 to approximately $225.00 per unit (subject to foreign currency exchange rates). Our distributors set their own retail prices for SPOT satellite GPS messenger equipment.

Although we began commercial sales of SPOT satellite GPS messenger products and services in November 2007, the commercial success of these products and services cannot be assured. However, sales of SPOT satellite GPS messenger products and services to date have shown that there is a viable market for affordable emergency and tracking functionality worldwide. We introduced the second generation of our SPOT satellite GPS messenger products in July 2009.

Asset Tracking Solutions

We are expanding our product offerings through our recent acquisition of Axonn assets. There are currently over 150,000 Simplex units, including the enterprise products AXTrackerTM STX2 Satellite Transmitter, AXTracker MMT and SMARTONE, used worldwide by industrial, commercial and government customers. These products provide cost-efficient, low power, ultra-reliable, secure monitoring that help solve a variety of problems in a variety of markets.

Customers

The specialized needs of our global customers span many markets. Our system is able to offer our customers cost-effective communications solutions in areas underserved or unserved by existing telecommunications infrastructures. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our targeted customers often operate, travel to or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.

Our top revenue generating markets in the United States and Canada are (i) government (including federal, state and local agencies), public safety and disaster relief, (ii) recreation and personal and (iii) maritime and fishing, comprising 24%, 18% and 6%, respectively, of our total subscribers in those regions at December 31, 2009. We also serve customers in the telecommunications, oil and gas, natural resources (mining and forestry), and construction and utilities markets, which together comprised approximately 19% of our total subscribers in the United States and Canada at December 31, 2009. We focus our attention on obtaining customers who will be long-term users of our services and products and who will generate high average revenue per user and, therefore, higher revenue growth.

None of our customers was responsible for more than 10% of our revenue in 2009, 2008 or 2007.

Our Spectrum

In most of the world, we were originally authorized to operate a wireless communications network via satellite in 27.85 MHz of radio spectrum comprised of two blocks of contiguous global radio frequencies. In the United States, the FCC reduced our assignment from 27.85 MHz to 25.225 MHz in November 2007. In October 2008, the FCC directed us to reduce our global spectrum usage by the same amount. We have asked the FCC to reconsider its October 2008 decision applying its November 2007 decision outside the United States. Our petition for reconsideration is still pending. See “Regulation — United States FCC Regulation.” Most of our competitors only have access to spectrum frequencies regionally. Access to this global spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because the products and services can be deployed and sold worldwide. This broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadcast applications.

Because most of the desirable spectrum below 3GHz has already been allocated by the FCC or will be auctioned by the FCC for terrestrial wireless services, we believe there are limited options for new MSS spectrum allocations in the United States. The European Community has decided to authorize MSS service in the 2 GHz MSS spectrum. Other countries may follow suit. The FCC authorized ICO Global and TerreStar to operate in this band several years ago. Our spectrum location near the PCS bands should allow us to deploy cost effectively the terrestrial component of an ATC network by leveraging existing terrestrial wireless infrastructures and by adopting off-the-shelf infrastructure equipment to our spectrum bands. Further, we believe the ability of our current network to support ATC services allows us to introduce new services and capabilities before our competitors, who must first launch new satellites. To that end, we have entered into an agreement with Open Range Communications, Inc., which began to deploy its ATC services in 2009. See “Ancillary Terrestrial Component (ATC) — ATC Opportunities.” We are exploring selective opportunities with a variety of additional media and communication companies to capture the full potential of our spectrum and U.S. ATC license. See “Ancillary Terrestrial Component (ATC).”

Domestic and Foreign Revenue

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2009, approximately 33% of our sales were denominated in foreign currencies. For information on our revenue from sales to foreign and domestic customers, see Note 9 to our consolidated financial statements in Item 8 of this Report.

Our Network

Our satellite network is currently configured for 48 low earth orbit satellites of which 44 are currently in use. The design of our orbital planes ensures that generally at least one satellite is visible from any point on the earth’s surface between 70o north latitude and 70o south latitude. A gateway must be within line-of-sight of a satellite to provide services and we have positioned our gateways to cover most of the world’s land and population. In response to the S-band degradation in our existing satellites launched prior to 2007, described elsewhere in this Report, we believe we have optimized the service availability of our duplex services, while seeking to maintain the reliability of our Simplex services, by creating a constellation that combines two different orbital configurations. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and continuity of service. The design of our space and ground control system facilitates the real time intervention and management of the satellite constellation and service upgrades via hardware and software enhancements.

In November 2006, we and Thales Alenia Space entered into a contract for the construction of our second-generation low-earth-orbit satellites, which we expect to extend the life of our network until at least 2025. The contract required Thales Alenia Space to commence delivery of the satellites in the third quarter of 2009. A major earthquake in April 2009 damaged Thales’ satellite component fabrication facility in L’Aquila, Italy. Although none of our satellites or components at the facility were damaged, damage to the factory caused a delay in delivery of some of our satellites. We believe that this delay will not have a material adverse effect on our operations and business plan because we are able to defer a significant portion of our capital expense unrelated to the launch and construction of our satellites. We currently expect the first of four launches of six second-generation satellites each to take place in the late summer of 2010 and the fourth launch to be completed in the late spring or early summer of 2011.

We entered into an additional agreement with Thales Alenia Space in March 2007 for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively Control Network Facility) for our second-generation satellite construction. In September, 2007, we entered into a contract with Arianespace, our Launch Provider, for the launch of our second-generation satellites and certain pre- and post-launch services. Pursuant to the contract, our Launch Provider will make four launches of six satellites each and have the option to require our Launch Provider to make up to two additional launches if a launch failure occurs or if we elect an optional fifth launch.

In May 2008, we entered into a contract with Hughes Network Systems, LLC (Hughes) under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. In January 2010, we issued an authorization to proceed on $2.7 million of new features which will result in a revised total contract purchase price of approximately $103.5 million, payable in increments over a period of 57 months. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices.

In October 2008, we signed an agreement with Ericsson Federal Inc. (Ericsson), a leading global provider of technology and services to telecom operators. In December 2009, we amended this contract by $5.1 million for additional deliverables and features. According to the $27.8 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The all Internet protocol (IP) based core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (PSTN) and/or Internet. We are currently designing the new core network system with Ericsson.

Our satellites communicate with a network of 27 gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. We own 13 of these gateways and the rest are owned by independent gateway operators. In addition to our satellites and 13 gateways, we have in storage spare parts for our gateways and our independent gateway operators’ gateways, including antennas and gateway electronic equipment. We selectively replace parts as necessary, and anticipate that this supply will be sufficient to serve all of our gateway needs throughout the expected life of our existing satellite constellation and beyond the introduction of upgraded gateways designed and supplied by Hughes.

Each of our gateways has multiple antennas that communicate with our satellites and pass calls seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users’ terminals to our gateways. Once a satellite acquires a signal from an end-user, the serving gateway authenticates the user and establishes the voice or data channel to complete the call to the public switched telephone network, to a cellular or another wireless network or to the internet (for a data call), or, in the case of a Simplex data call, to the internet.

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

We and Qualcomm have mutually agreed to terminate our business relationship when Qualcomm’s current contractual obligations to deliver second-generation phones, data modems and accessories is completed in January 2012. Although our network is currently CDMA-based, it is configured so that we can also support one or more other air interfaces that we select in the future. For example, we have developed a non-Qualcomm proprietary CDMA technology for our Simplex data services. Because our satellites are essentially “mirrors in the sky,” and all of our network’s switches and hardware are located on the ground, we can easily and relatively inexpensively modify our ground hardware and software to use other wave forms to meet customer demands for new and innovative services and products. At this time, we are developing several inexpensive additional products and services which will operate in this manner.

Gateway Acquisitions and Openings

We have completed construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway was fully operational for Simplex service in October 2008. We expect to introduce duplex service at this gateway when our second-generation constellation becomes operational.

In October 2007, we entered into an agreement with Globaltouch (West Africa) Limited to construct and operate a gateway in Kaduna, Nigeria, for which Globaltouch has paid us $7.6 million of its $8.4 million purchase obligation. The gateway began commercial Simplex service in November 2009. As of December 31, 2009, we held a 30% equity interest in Globaltouch.

In June 2009 we signed a Business Transfer Agreement with LG Dacom, our IGO in South Korea, to acquire the gateway and associated assets. The closing of this transaction is not yet scheduled.

We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

Ancillary Terrestrial Component (ATC)

Background

In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. The ATC network would extend our services to urban areas and inside buildings where satellite services currently are impractical, as well as to rural and remote areas that lack terrestrial wireless services. We believe we are at the forefront of ATC development and expect to be among the first market entrants. For a description of the FCC’s ATC rules and our authorization to provide ATC services, see “Regulation — United States FCC Regulation — ATC.”

In April 2008, the FCC issued a decision extending our ATC authorization from 11MHz to a total of 19.275 MHz of our spectrum, 7.775 MHz of which is in the L-band and 11.5 MHz is in the S-band. Outside the United States, other countries are implementing regulations to facilitate ATC services. We expect to pursue ATC licenses in jurisdictions such as Canada and the European Community as market conditions dictate.

In keeping with the FCC’s decision, ATC services must be complementary or ancillary to mobile satellite services in an “integrated service offering,” which can be achieved by using “dual-mode” devices capable of transmitting and receiving mobile satellite and ATC signals. Further, user subscriptions that include ATC services must also include mobile satellite services. Because of these requirements, the number of potential early stage competitors in providing ATC services is limited, as only mobile satellite services operators who are offering commercial satellite services can provide ATC services. By certain dates in 2010 and 2011, we must meet, or secure from the FCC a waiver, of all of the FCC’s authorization, or “gating” requirements, including having an operational in-orbit spare satellite. In December 2009, we asked the FCC to delay the deadlines predicated on the delay in delivery of our second generation satellites because of the earthquake in L’Aquila, Italy, discussed elsewhere in this Report. The FCC has not responded to our request.

ATC Opportunities

We believe we are uniquely positioned to benefit from the development of our ATC license given our existing in-orbit satellite fleet and ground stations and we expect to be the first to introduce these services. Unlike several of our competitors, who need to launch new satellites and build ground facilities, our existing constellation and our ground stations, with relatively minor modification have been technically capable of accommodating ATC operations. Even with high-bit rate applications, we believe that our network and spectrum are sufficient to meet the demanding band-width requirements of the current and next generation of wireless services.

We could offer the following terrestrial services, among others, with ATC:

•	mobile voice
•	mobile broadband data
•	fixed broadband data
•	voice over internet protocol, or VOIP
•	multi-casting and broadcasting services for music and video

In October 2007, we entered into an agreement with Open Range Communications, Inc., or Open Range, that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our spectrum to offer terrestrial wireless WiMAX services with a dual mode terrestrial/MSS terminal to over 500 rural American communities. Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to up to over 500 rural American communities. Under the agreement as amended, Open Range will have the right to use a portion of our spectrum within the United States and, if Open Range so elects, it can use the balance of our spectrum authorized for ATC services, to provide these services. Open Range has options to expand this relationship over the next several years, some of which are conditional upon Open Range electing to use all of the licensed spectrum covered by the agreement. Commercial availability began in 2009. See — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Overview.”

In April 2008, the FCC increased our ATC grant to a total of 19.275 MHz in our two frequency bands. The FCC’s order is now final and effective. In May 2008, we filed an application with the FCC to modify our authorization by adding additional wave forms. One of these is the time division duplex (TDD) WiMAX wave form that Open Range intends to deploy. In October 2008, the FCC granted us the authority necessary to implement our agreement with Open Range but deferred a decision on waveforms other than WiMax. CTIA — The Wireless Industry Association petitioned the FCC to reconsider its decision and Iridium filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit. At the FCC’s request, the court is holding the appeal in abeyance pending the FCC’s action on the petition for reconsideration.

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

Inmarsat has been a provider of global communications services since 1982. Inmarsat owns and operates a fleet of geostationary satellites. Due to its multiple-satellite geostationary system, Inmarsat’s coverage area extends and covers most bodies of water more completely than we do. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers global land-based and aeronautical communications services. Inmarsat generally does not sell directly to customers. Rather, it markets its products and services principally through a variety of distributors, including Stratos Global Corporation, Telenor Satellite Services, Vizada (formerly France Telecom Mobile Satellite), KDDI Corporation and The SingTel Group, who, in most cases, sell to additional downstream entities who sell to the ultimate customer. We compete with Inmarsat in several key areas, particularly in our maritime markets. We believe that the size and functionality of our mobile handsets and data devices are superior to Inmarsat’s fixed units, which tend to be significantly bulkier and more cumbersome to operate. In addition, our products generally are substantially less expensive than those of Inmarsat.

Iridium owns and operates a fleet of low earth orbit satellites that is similar to our network of satellites. Iridium entered into bankruptcy protection in March 2000 and was out of service from March 2000 to January 2001. Since Iridium emerged from bankruptcy in 2001, we have faced increased competition from Iridium in some of our target markets. Iridium provides data and voice services at rates of up to 2.4 Kbps, which is approximately 25% of our uncompressed speed. In August 2009, the FCC approved the merger of GHL Acquisition Corp. (“GHQ”) with Iridium, which should strengthen Iridium as a competitor to Globalstar.

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in the Middle East and Africa; ACeS (now operated by Inmarsat) in Asia; SkyTerra (formerly MSV) and SkyTerra (Canada), Inc. (formerly Mobile Satellite Ventures Canada) in the Americas; and Optus MobileSat (Thuraya) in Australia.

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

With the launch of the SPOT satellite GPS messenger, we created a new product category by combining a GPS receiver with a multi-featured satellite transmitter. The SPOT satellite GPS messenger can send a user’s GPS coordinates and status to others for tracking, notification of “OK” or “HELP” status, or to alert emergency responders. Our SPOT satellite GPS messenger products compete indirectly with Personal Locator Beacons (PLBs). A variety of manufacturers, including ACR Electronics and McMurdo, offer PLBs to an industry specification. PLBs provide only emergency response services via the COSPAS-SARSAT satellite system, and therefore do not assess any service fees. Currently, PLB hardware is considerably more expensive than SPOT satellite GPS messenger hardware.

Our industry has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, designing and building the satellite constellation and synchronizing the network technology. We will continue to face competition from Inmarsat and Iridium and other businesses that have developed global mobile satellite communications services in particular regions. We will also face competition from incipient mobile satellite service providers such as Solaris Mobile and mobile satellite ATC services providers, such as TerreStar and ICO Global, who are currently designing core satellite operating businesses with terrestrial component around their spectrum holdings.

Employees

As of December 31, 2009, we had 332 full-time employees and 3 part-time employees. Approximately 35 of those employees who work in Brazil were subject to collective bargaining agreements. We consider our employee relations to be good.

Intellectual Property

At December 31, 2009, we held 92 U.S. patents with 19 additional U.S. patents pending and 12 foreign patents with 21 additional foreign patents pending. These patents expire between 2010 and 2021. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility (our Facility Agreement).

We are a defendant in certain intellectual property litigation. See “Item 3. Legal Proceedings.”

Regulation

United States FCC Regulation

Mobile Satellite Services Spectrum and Satellite Constellation.

Our satellite constellation and four U.S. gateways are licensed by the FCC. Prior to November 9, 2007, we held regulatory authorization for two pairs of frequencies on our current system: user links (from the user to the satellites, and vice versa) in the 1610 – 1621.35 and 2483.5 – 2500 MHz bands and feeder links (from the gateways to the satellites, and vice versa) in the 5091 – 5250 and 6875 – 7055 MHz bands. On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking. In the Report and Order (R&O) portion of the decision, the FCC effectively decreased the L-band spectrum available to us while increasing the L-band spectrum available to Iridium by 2.625 MHz. On May 1, 2009, the U.S. Court of Appeals for the D.C. Circuit affirmed the FCC’s decision. In a related matter, on October 15, 2008, the FCC interpreted its November 7, 2007 decision as applying to our service globally, not only in the United States where the FCC has jurisdiction. The FCC invited us to file a request for waiver of its decision where the decision would cause unusual hardship, and we have done so. We have also petitioned the FCC to reconsider its interpretation. We cannot predict when, or if, the FCC will act on our waiver request and petition.

The FCC authorizes the operation of our existing satellite constellation and our gateways and mobile phones in the United States. We have decided to register our second-generation constellation in France, rather than the U.S., and we have filed applications with the FCC to modify our gateway and mobile phone authorizations to reflect that decision.

Three of our subsidiaries hold our FCC licenses. Globalstar Licensee LLC holds our mobile satellite services license. GUSA Licensee LLC (GUSA), is authorized by the FCC to distribute mobile and fixed subscriber terminals and to operate gateways in the United States. GUSA also holds the licenses for our gateways in Texas, Florida and Alaska. Another subsidiary, GCL Licensee LLC (GCL), holds an FCC license to operate a gateway in Puerto Rico. GCL is also subject to regulation by the Puerto Rican regulatory agency.

ATC.

In January 2006, the FCC granted our application to add an ATC service to our existing mobile satellite services. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and ubiquitous coverage throughout the United States. The FCC regulates mobile satellite services operators’ ability to provide ATC-related services, and our authorization is predicated on compliance with and achievement of various “gating criteria” adopted by the FCC in February 2003.

In April 2008, the FCC granted, in part, our petition to use all of our remaining spectrum for ATC services. We are now authorized to provide ATC over an aggregate 19.275 MHz of our licensed spectrum, including the portion of our S-band between 2483.5 and 2495 MHz and in the portion of the L-band that we do not share with Iridium. In October 2008 the FCC conditionally granted our request for modification of our authority so that our partner, Open Range, could commence deployment of wireless broadband using the WiMAX air interface protocol. The FCC reaffirmed that we would have to comply with two of the gating criteria as of July 1, 2010, and July 1, 2011, respectively, in order not to forfeit our right to operate an ATC service. In December 2009 Globalstar requested the FCC to extend the two deadlines based on the confluence of unforeseen events which would make it impossible to meet the deadlines. Globalstar’s principal competitor, Iridium, and CTIA, the terrestrial wireless trade association, have opposed our request. We cannot predict when the FCC will act on our request or whether the FCC will act favorably.

2 GHz Spectrum.

On July 17, 2001, the FCC granted Old Globalstar and seven other applicants authorizations to construct, launch and operate mobile satellite services systems in the 2 GHz mobile satellite services band, subject to strict milestone requirements. In the case of foreign-licensed applicants, the FCC “reserved” spectrum but required the foreign applicants to meet the same milestones as the domestic applicants. On July 17, 2002, Old Globalstar requested the FCC to grant certain waivers of later milestones. On January 30, 2003, the FCC’s International Bureau denied our waivers and declared the 2 GHz license to be null and void. In June 2004, the FCC declined to reverse that decision, and we requested reconsideration, which request remains pending. Subsequently, all but two of the other licensees (TerreStar Networks, Inc., a Canadian company licensed by Industry Canada, and ICO Global Communications, a company licensed in the U.K.) either surrendered their licenses or had them cancelled.

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

Spectrum Sharing.

In July 2004, the FCC issued a decision giving Iridium shared access to the 1618.25 – 1621.35 MHz portion of our 1610 – 1621.35 MHz band and requested comments on whether it should require us to share an additional 2.25 MHz of spectrum with Iridium. On November 9, 2007, the FCC issued a Second Order on Reconsideration changing our and Iridium’s assignments. We and Iridium each now have access to 7.775 MHz of unshared spectrum, and we share 0.950 MHz of spectrum in the center of the band. The FCC expects us and Iridium to reach a mutually acceptable coordination agreement in the shared portion. We appealed the FCC’s decision in the U.S. Court of Appeals for the D.C. Circuit. On May 1, 2009, the Court affirmed the FCC’s decision. On October 15, 2008, the FCC released an Order of Modification (Order) modifying both our and Iridium’s satellite constellation licenses consistent with its Second Report. The FCC’s Order, which was effective December 14, 2008, reduces our spectrum assignment not only in the United States but globally. The FCC invited us to file applications for waiver of the Order in the event that the Order would cause particular hardship which we have done. We have also petitioned the FCC to reconsider its decision.

Also in the July 2004 decision, the FCC required us to share the 2496 – 2500 MHz portion of our downlink spectrum with certain Broadband Radio Service fixed wireless licensees and with about 100 “grandfathered” Broadcast Auxiliary Service licensees. We expect the latter to be relocated out of the band eventually. Although we and others requested reconsideration of certain of the rules that will govern our sharing with these Broadband Radio Service and Broadcast Auxiliary Service licensees, the FCC affirmed this portion of its decision in an order issued in April 2006. Certain parties have filed further requests with the FCC for reconsideration of this decision, which we have opposed. In addition, on July 21, 2006, Sprint Nextel Corporation (Sprint Nextel) one of the largest Broadband Radio Service licensees, filed an appeal of the FCC’s decision with the U.S. Court of Appeals for the D.C. Circuit. The court is holding the case in abeyance pending the FCC’s decision on reconsideration.

We have decided to register our second generation satellite constellation with the International Telecommunication Union (the ITU) through France rather than the United States. The French radiofrequency spectrum regulatory agency, ANFR, submitted the technical papers to the ITU on our behalf in July 2009. As with the first generation constellation, the ITU will require us to coordinate our spectrum assignments with other companies that use any portion of our spectrum bands. We cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

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

National Regulation of Service Providers

In order to operate gateways, the independent gateway operators and our affiliates in each country are required to obtain a license from that country’s telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All 27 gateways which we and the independent gateway operators operate are licensed. An independent gateway operator in South Africa, Vodacom, was unable to secure a license to activate and operate the gateway in that country and turned the gateway over to Telkom, the South African telephone company, in settlement of debts. The gateway is inactive, and we are considering extending service to Southern Africa through a new gateway in Botswana.

We have initiated efforts to reestablish the business in South Africa through our own subsidiary. In January 2009, we obtained new operating licenses that allow us to provide a broad array of services in South Africa. However, we expect to do so with or through a local telecommunications company, which we have not yet arranged.

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

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Globalstar) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

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

In 2009, our debt increased by $193.9 million to $465.8 million. We anticipate that our cash requirements for the next 12 months will require us to borrow additional funds available under our Facility Agreement.

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

We have incurred operating losses in the past three years, and these losses are likely to continue.

We have incurred operating losses of $53.8 million, $57.7 million and $24.6 million in 2009, 2008 and 2007, respectively. These losses are largely as a result of problems with our two-way communications services. We expect that we will continue to incur operating losses until we have deployed and placed into service our second-generation satellite constellation.

Our satellites have a limited life and most have degraded, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

Since the first Old Globalstar satellites were launched in 1998, sixteen satellites have failed in orbit and have been retired, and we expect others to fail in the future. We consider a satellite “failed” only when it can no longer provide any communications service, and we do not intend to undertake any further efforts to return it to service or when the other satellite subsystems can no longer support operations. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, the quality of construction, gradual degradation of solar panels, the durability of components, and collision with other satellites or space debris. Radiation induced failure of satellite components may result in damage to or loss of a satellite before the end of its currently expected life.

As a result of the issues described above, some of our in-orbit satellites may not be fully functioning at any given time. As discussed below, all of our current satellites launched before 2007 have experienced S-band downlink communications degradation and some have experienced failures of other types. Except for the sixteen satellites that have been decommissioned, this does not impair their ability to continue to support Simplex data transmissions in the L-band, and accordingly, we do not classify them as “failed.”

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

In the past, we have reconfigured our constellation and placed less impaired satellites into key orbital positions to maximize our capacity and quality of service. We will continue to do this. We forecast the time and duration of two-way service coverage at any particular location in our service area, and we have made this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, value added resellers, and IGOs, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas. Nonetheless, we expect the S-band antenna amplifier degradation to continue as our satellites age in orbit. Substantially all of our in-orbit satellites launched prior to 2007 have ceased to be able to provide two-way communications as a result of this degradation.

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

During 2009, our retail ARPU decreased approximately 28% from 2008. In addition, our service revenue declined from $61.8 million to $50.2 million. We believe that customer reaction to the S-band antenna amplifier degradation and our related price reductions have been the primary causes of the reductions in service revenue. If we are unable to maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation satellite constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

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

We have entered into an ATC lease agreement with Open Range. We may not be able to establish additional arrangements to exploit our ATC authority at all or on favorable terms and, if such arrangements are established, the other parties may not fulfill their obligations. If we are unable to form additional suitable partnerships or enter into service contracts, joint venture agreements or additional leases, we may not be able to capitalize fully on our plan to deploy ATC services, which would limit our ability to expand our business and reduce our revenues and profitability, and adversely affect the value of our ATC license. In addition, in such event we will lose any resources we have invested in developing ATC services, which may be substantial.

The FCC rules governing ATC are relatively new and are subject to interpretation. The scope of ATC services that we will be permitted and required to provide under our existing FCC license is unclear and we may be required to seek additional amendments to our ATC license to execute our business plan. The FCC’s rules require ATC service providers to demonstrate that their mobile satellite and ATC services satisfy certain gating criteria, such as constituting an “integrated service offering,” and maintain at least one in-orbit spare satellite. The FCC reserves the right to rescind ATC authority if the FCC determines that a licensee has failed to provide an “integrated service offering” or to comply with other gating criteria. We have asked the FCC to extend two of our deadlines for meeting the gating requirements. If the FCC does not grant the requested extension or waive the requirement, we would be obligated to discontinue our ATC service until we came into compliance, in which case we could lose our revenues from such services, and Open Range could terminate its lease agreement with us.

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

Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation satellite constellation. In order to do so, we are dependent on third parties to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated, changes in the technical specifications of the satellites and other unforeseen circumstances. For example, when we entered into the contracts with Thales Alenia Space, our satellite manufacturer, we anticipated launch of our second-generation satellites beginning in the first quarter of 2010 into late 2010. However, Thales Alenia Space has informed us that delivery of our satellites will be delayed due to earthquake damage to its assembly facility in L’Aquila, Italy, which will delay our launch schedule. We currently expect the first of four launches of six second generation satellites each to take place in the late summer of 2010 and the fourth launch to be completed in the late spring or early summer of 2011. Should we experience additional launch delays, our operations and business plan, which now assume a functioning second-generation constellation in the first half of 2011, may be materially adversely affected.

We have filed an application with the FCC to modify our approved orbital configuration and to phase in the second generation satellites over a period of three years. If the FCC were to deny or dismiss our application as filed, we might not be able to re-establish our duplex services as soon as planned.

We may not be able to launch our satellites successfully. Loss of one or more satellites during launch could delay or impair our ability to offer our services or reduce our revenues and launch insurance will not fully cover this risk.

Launching satellites is inherently risky. Our predecessor and others have incurred launch failures resulting in the loss of satellites. Our Launch Provider generally is not responsible for any loss of our satellites on launch. Insurance proceeds would likely be available in the event of a launch failure, but acquiring replacements for any satellites would cause a delay in the deployment of our second-generation constellation and any insurance proceeds would not cover lost revenue. We do not insure our existing satellites during their remaining in-orbit operational lives.

If launch insurance rates were to rise substantially, our future launch costs would increase. Our Facility Agreement requires us to obtain launch insurance for the first 24 satellites of the second-generation constellation. Launch insurance rates have fluctuated significantly in the past and are highly contingent on market conditions. We anticipate our launch insurance policy will include specified exclusions, deductibles and material change limitations. Some (but not all) exclusions could include damage arising from acts of war, anti-satellite devices and other similar potential risks for which exclusions were customary in the industry at the time the policy was written.

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

For the year ended December 31, 2009 and 2008, we derived approximately 77% and 86%, respectively, of our revenue from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to market our products and services successfully, our revenue and profitability may decrease.

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

Our success in generating sufficient cash from operations to fund a portion of the cost of our second-generation satellite constellation and ground segment upgrades will depend on the market acceptance and success of our current and future products and services, which may not occur.

In 2007, we launched new products to expand the scope of our Simplex services. In November 2007, we introduced the SPOT satellite GPS messenger, aimed at both recreational and commercial customers who require personal tracking, emergency location and messaging solutions that operate beyond the range of traditional terrestrial and wireless communications. In July 2009, we unveiled our second generation SPOT satellite GPS messenger.

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

In addition, our cost of services is comprised primarily of network operating costs, which generally are fixed in nature. Accordingly, we generally are unable to adjust our operating costs or capital expenditures to match fluctuations in our revenue.

Product liability or product replacement or recall costs could adversely affect our business and financial performance.

We are subject to product liability and product recall claims if any of our consumer products is alleged to have resulted in injury to persons or damage to property. If any of our products proves to be defective, we may need to recall and/or redesign it. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations. We maintain product liability insurance, but this insurance may not adequately cover losses related to product liability claims brought against us. We may also be a defendant in class action litigation, for which no insurance is available. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations or cash flows. We regularly investigate potential quality issues as part of our ongoing effort to deliver quality products to our customers.

We are currently voluntarily replacing a few thousand of the first production models of our second-generation SPOT satellite GPS messenger device, the cost of which we believe will be borne by Axonn pursuant to the terms of our acquisition agreement with Axonn. Actual costs of this replacement and any future product replacement or recall will depend upon several factors, including the number of units that require repair and administrative costs, whether the cost of any corrective action is borne initially by us or the supplier, and, if initially borne by us, whether we will be successful in recovering our costs from the supplier.

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

We estimate that capitalized expenditures related to procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will approximate $1.3 billion, including total contract values for Thales, our Launch Provider, Hughes and Ericsson and excluding launch costs for the second 24 satellites, internal costs and capitalized interest, which we expect will be reflected in capital expenditures through 2013. The nature of these purchases requires us to enter into long-term fixed price contracts. We could cancel some of these purchase commitments, subject to the incurrence of specified cancellation penalties. We believe we currently have most of the funds necessary to fulfill these purchase commitments but may need to access additional funds through debt and/or equity issuances.

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

Future regulatory decisions could reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.

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

We have decided to register our second generation satellite constellation with the ITU through France rather than the United States. The French radiofrequency spectrum regulatory agency, ANFR, submitted the technical papers to the ITU on our behalf in July 2009. As with the first generation constellation, the ITU will require us to coordinate our spectrum assignments with other companies that use any portion of our spectrum bands. We cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

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

Satellite-based Competitors

There are currently four other satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat and its subsidiary ACeS, SkyTerra, and Thuraya. In addition, ICO Global Communications (Holdings) Limited launched a satellite in 2008 but has not offered any services yet, TerreStar Corporation launched a satellite in 2009 and plans to start offering services in 2010 and SkyTerra plans to launch its new satellites in 2010. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand.

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

ATC Competitors

We also expect to compete with a number of other satellite companies that plan to develop ATC integrated networks. For example, SkyTerra, TerreStar and ICO Global have received licenses from the FCC to operate an ATC network. Other competitors are expected to seek approval from the FCC to operate ATC services. Any of these competitors could offer an integrated satellite and terrestrial network before we do, could combine with terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer an ATC network that customers prefer over ours.

The loss of customers, particularly our large customers, may reduce our future revenues.

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, the constellation degradation or for other reasons. Our top 10 customers for the year ended December 31, 2009 accounted for, in the aggregate, approximately 9.7% of our total revenues. For the year ended December 31, 2009, revenues from our largest customer were $0.9 million or 1.4% of our total revenues. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our revenue could be significantly reduced. In addition, we may incur additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 8% and 12% of our total service revenue for 2009 and 2008, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty and are subject to changes in government budgets and appropriations.

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

Our business depends on technical knowledge, and we believe that our future success is based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use our patents, work products, inventions, designs, software, systems and similar know-how. Although we have taken diligent steps to protect that information, the information may be disclosed to others or others may independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. Third parties may assert claims that our products or services infringe on their proprietary rights. Any such claims, if made, may prevent or limit our sales of products or services or increase our costs of sales. Thus far, two companies have filed lawsuits against us for allegedly infringing their patent rights. See “Item 1 — Legal Proceedings.” Additional claims could be made in the future.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar and the Euro. Certain of our obligations are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies, and increases in the value of the Euro compared to the U.S. dollar have effectively increased the Euro-denominated costs of procuring our second-generation satellite constellation and related ground facilities. Further declines in the dollar will exacerbate this problem. A 1% decline in the dollar vis-à-vis the Euro would increase our committed purchase obligations by approximately $3.0 million. Approximately 33% and 36% of our total sales were to retail customers in Canada, Europe, Venezuela and Brazil (which we added in the first quarter of 2008) during 2009 and 2008, respectively. Our results of operations for 2009 and 2008, reflected a gain of $1.7 million and a loss of $4.5 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

Changes in tax rates or adverse results of tax examinations could materially increase our costs.

We operate in various U.S. and foreign tax jurisdictions. The process of determining our anticipated tax liabilities involves many calculations and estimates which are inherently complex. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.

A tax authority has previously notified us that our Company (formerly known as Globalstar LLC), one of our subsidiaries, and our predecessor, Globalstar L.P., were under audit for the taxable years ending December 31, 2005, December 31, 2004, and June 29, 2004, respectively. During the taxable years at issue, we, our predecessor, and our subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the Internal Revenue Service (“IRS”) issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. We disagree with the proposed adjustments, and intend to pursue the matter through applicable IRS and judicial procedures as appropriate.

As a result of us not yet realizing any current tax benefits related to the deductions from the proposed adjustments, we would not incur any current additional tax as a result of any adjustment. However, if there is any adjustment to the basis of our assets, this could reduce our net operating losses and allowed deductions in future years which could negatively impact our future cash flow. The potential impact of such a possibility has been considered in our analysis, and we have adjusted our gross deferred tax asset before valuation allowance to a tax position that is more likely than not to be sustained.

As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities. During 2009, the seller paid $4.5 million on these liabilities, but the seller remains subject to an additional $10.7 million in liabilities. We may be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

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

Financial markets continue to be uncertain and could significantly adversely impact global economic conditions. As a result, consumer confidence and demand have declined substantially. These conditions could lead to further reduced consumer spending in the foreseeable future, especially for discretionary travel and related products. A substantial portion of the potential addressable market for our SPOT satellite GPS messenger products and services relates to recreational users, such as mountain climbers, campers, kayakers, sport fishermen and wilderness hikers. These potential customers may reduce their activities or their spending due to economic conditions, which could adversely affect our business, financial condition, results of operations and liquidity.

Risks Related to Our Common Stock

Failure to satisfy NASDAQ Global Select Market listing requirements may result in our common stock being removed from listing on the NASDAQ Global Select Market.

Our voting common stock is currently listed on the NASDAQ Global Select Market under the symbol “GSAT.” For continued inclusion on the NASDAQ Global Select Market, we must generally maintain, among other requirements, either (a) shareholders’ equity of at least $10 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $5 million; or (b) market capitalization of at least $50 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $15 million. If we fail to meet the minimum closing bid price or the minimum market value standards described above for at least 30 consecutive trading days, our common stock could be at risk of being removed from listing on the NASDAQ Global Select Market. On September 29, 2009, NASDAQ informed us that our common stock was not in compliance with the minimum bid requirement and that we had a grace period of 180 days, or until March 29, 2010, to regain compliance. We regained compliance with NASDAQ’s Listing Rule 5450(a)(1) as of January 21, 2010; however, the stock price again fell below $1.00 on various dates and we may be subject to another notice from NASDAQ if we do not comply in the future. If our common stock were removed from listing on the NASDAQ Global Select Market, our common stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market, or trading of our common stock may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NASDAQ Global Select Market may also make it more difficult for us to raise capital through the sale of our securities.

If our common stock is not listed on a U.S. national stock exchange, such as NASDAQ, or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 5.75% Notes and 8% Notes will have the option to require us to repurchase the Notes, which we may not have sufficient financial resources to do. In addition, if our common stock is not listed on a U.S. national stock exchange, we will be obligated to make any earn-out payments for the Axonn acquisition in cash rather than common stock.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. Following our Annual Meeting on September 23, 2009, we are authorized to issue 1.0 billion shares of common stock (135 million are designated as nonvoting), of which approximately 274.4 million shares of voting common stock and 16.8 million shares of nonvoting common stock were issued and outstanding as of December 31, 2009 and 708.8 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.

Subject to the rules of The NASDAQ Stock Market, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100 million shares of preferred stock authorized; one share of Series A Convertible Preferred Stock was issued and subsequently converted to shares of voting and nonvoting common stock during 2009. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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

Provisions of Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws and our Facility Agreement and indenture could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:

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

As of December 31, 2009, Thermo owned approximately 69.6% of our outstanding equity and 67.7% of our voting power. Additionally, Thermo owns warrants and 8.00% Notes that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of common stock at prices substantially above market. On

December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. To fulfill the conditions precedent to our Facility Agreement, in 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of our 8% Notes, and loaned us $25.0 million to fund our debt service reserve account under the Facility Agreement.

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

As a “controlled company,” as defined in the NASDAQ Listing Rules, we qualify for, and rely on, exemptions from certain corporate governance requirements.

Thermo owns common stock representing more than a majority of the voting power in election of our directors. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards in the NASDAQ Listing Rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its board of directors consist of independent directors and the requirement that it have a compensation committee and a nominating/corporate governance committee that are composed entirely of independent directors. We have elected to be treated as a controlled company and thus utilize these exemptions. As a result, we do not have a majority of independent directors nor do we have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, you do not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal headquarters are located in Milpitas, California, where we currently lease approximately 55,300 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Sq Feet	Facility Use	Owned/Leased
El Dorado Hills, California	USA	11,000	Back-Up Control Center	Leased
Mississauga, Ontario	Canada	18,200	Canada Office	Leased
Milpitas, California	USA	55,300	Corporate Office	Leased
Covington, Louisiana	USA	10,000	Research and Development	Leased
Dublin	Ireland	1,700	Europe Office	Leased
Caracas	Venezuela	2,200	Venezuela Office	Leased
Panama City	Panama	1,100	GAT Office	Leased
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Clifton, Texas	USA	10,000	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Aussaguel	France	4,600	Gateway	Leased
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Managua	Nicaragua	10,900	Gateway	Owned
Manaus	Brazil	1,900	Gateway	Owned
Presidente Prudente	Brazil	1,300	Gateway	Owned
Rio de Janeiro	Brazil	4,000	Brazil Office	Leased
Petrolina	Brazil	2,500	Gateway	Owned

Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of the administrative agent under our Facility Agreement for the benefit of the lenders thereunder. See “Management’s Discussion and Analysis — Contractual Obligations and Commitments.”

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

IPO Securities Litigation.  On February 9, 2007, the first of three purported class action lawsuits was filed against us, our then-current CEO and CFO in the Southern District of New York alleging that our registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. The parties and our insurer have agreed to a settlement of the litigation for $1.5 million to be paid by the insurer, which received the presiding judge’s preliminary approval on September 18, 2009. After a hearing on February 18, 2010, the judge approved the settlement.

Walsh and Kesler v. Globalstar, Inc. (formerly Stickrath v. Globalstar, Inc.).  On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against us in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. In July 2008, we filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint substituting Messrs. Walsh and Kesler as the named plaintiffs. A joint notice of settlement was filed with the court on March 9, 2010. We have recorded a liability for this settlement; however, the amount is not material.

Appeal of FCC S-Band Sharing Decision.  This case is Sprint Nextel Corporation’s petition in the U.S. Court of Appeals for the District of Columbia Circuit for review of, among others, the FCC’s April 27, 2006, decision regarding sharing of the 2495-2500 MHz portion of our radio frequency spectrum. This is known as “The S-band Sharing Proceeding.” The Court of Appeals has granted the FCC’s motion to hold the case in abeyance while the FCC considers the petitions for reconsideration pending before it. The Court has also granted our motion to intervene as a party in the case. We cannot determine when the FCC might act on the petitions for reconsideration.

Appeal of FCC ATC Decision.  On October 31, 2008, the FCC issued an Order granting us modified ATC authority. The modified authority allows us and Open Range Communications, Inc. to implement their plan to roll out ATC service in rural areas of the United States. On December 1, 2008, Iridium Communications filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit for review of the FCC’s Order. On the same day, CTIA-The Wireless Association petitioned the FCC to reconsider its Order. The court has granted the FCC’s motion to hold the appeal in abeyance pending the FCC’s decision on reconsideration.

Sorensen Research & Development Trust v. Axonn LLC, et al.  On July 2, 2008, our subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the SPOT Satellite GPS Messenger violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, has assumed responsibility for managing the case under an indemnity agreement with us and Spot LLC. Axonn was unable to negotiate a mutually acceptable settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and us in the U.S. District Court for the Southern District of California. We and Axonn filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent. The court granted the motion for stay on July 29, 2009. In connection with our acquisition of Axonn’s assets in December 2009, Axonn agreed to continue to be responsible for this case, subject to certain limitations. If Axonn fails to perform this obligation, however, our recourse is generally limited to seeking recovery from our stock held in escrow or reducing the earnout payments that may otherwise be owed to Axonn under the acquisition agreement.

YMax Communications Corp. v. Globalstar, Inc. and Spot LLC.  On May 6, 2009, YMax Communications Corp. filed a patent infringement complaint against us and our subsidiary, Spot LLC, in the Delaware U.S. District Court (Civ. Action No. 09-329) alleging that the SPOT Satellite GPS Messenger service infringes a patent for which YMax is the exclusive licensee. The complaint followed an exchange of correspondence between us and YMax in which we endeavored to explain why the SPOT service does not infringe the YMax patent. We filed our answer to the complaint on June 26, 2009. On February 11, 2010, we and Ymax agreed to settle our dispute on mutually acceptable terms, and on February 17 the court approved our settlement. We have recorded a liability for this settlement; however, the amount is not material.

Tax Matters.  We operate in various U.S. and foreign tax jurisdictions. The process of determining our anticipated tax liabilities involves many calculations and estimates which are inherently complex. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.

A tax authority has previously notified us that we, one of our subsidiaries, and our predecessor, Globalstar L.P., were under audit for the taxable years ending December 31, 2005, December 31, 2004, and

June 29, 2004, respectively. During the taxable years at issue, we, our predecessor, and our subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the Internal Revenue Service (“IRS”) issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. We disagree with the proposed adjustments, and intend to pursue the matter through applicable IRS and judicial procedures as appropriate.

As a result of us not yet realizing any current tax benefits related to the deductions from the proposed adjustments, we would not incur any current additional tax as a result of any adjustment. However, if there is any adjustment to the basis of our assets, this could reduce our net operating losses and allowed deductions in future years which could negatively impact our future cash flow. The potential impact of such a possibility has been considered in our analysis and we have adjusted our gross deferred tax asset before valuation allowance to a tax position that is more likely than not to be sustained.

As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities which are of a non-income tax nature. During 2009, the seller paid $4.5 million on these liabilities but the seller remains subject to an additional $10.7 million in liabilities. We may also be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller or the seller may fail to perform its indemnification obligations.

Except for the matters noted above, we are not aware of any ongoing audits or other matters although numerous tax years remain subject to examination by tax authorities.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “GSAT.” The following table sets forth the high and low closing prices for our common stock over the eight quarters ending December 31, 2009.

Quarter Ended:	High	Low
March 31, 2008	$9.05	$6.50
June 30, 2008	$7.59	$2.79
September 30, 2008	$3.20	$1.55
December 31, 2008	$1.75	$0.15
March 31, 2009	$0.46	$0.20
June 30, 2009	$1.76	$0.40
September 30, 2009	$1.09	$0.76
December 31, 2009	$1.02	$0.64

As of March 5, 2010, we had 186 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. Our Facility Agreement prohibits us from paying dividends. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial information and other data for the last five years, and as of December 31, 2009, 2008, 2007, 2006 and 2005. Our selected historical consolidated financial data for the years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 has been derived from our audited consolidated balance sheets as of those dates, which are not included in this Report.

You should read the selected historical consolidated financial data set forth below together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all included in Items 6 and 7 of this Report. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Statement of Operations Data:
Revenue:
Service revenue	$50,228	$61,794	$78,313	$92,037	$81,472
Subscriber equipment sales(1)	14,051	24,261	20,085	44,634	45,675
Total revenue	64,279	86,055	98,398	136,671	127,147
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	36,204	37,132	27,775	28,091	25,432
Cost of subscriber equipment sales:
Cost of subscriber equipment sales(2)	9,881	17,921	13,863	40,396	38,742
Cost of subscriber equipment sales – Impairment of assets	913	405	19,109	1,943	—
Total cost of subscriber equipment sales	10,794	18,326	32,972	42,339	38,742
Marketing, general and administrative	49,210	61,351	49,146	43,899	37,945
Depreciation and amortization	21,862	26,956	13,137	6,679	3,044
Impairment of assets	—	—	—	—	114
Total operating expenses	118,070	143,765	123,030	121,008	105,277
Operating Income (Loss)	(53,791)	(57,710)	(24,632)	15,663	21,870
Gain on extinguishment of debt	—	49,042	—	—	—
Interest income	502	4,713	3,170	1,172	242
Interest expense(3)	(6,730)	(5,733)	(9,023)	(587)	(269)
Derivative loss, net	(15,585)	(3,259)	(3,232)	(2,716)	—
Other	665	(4,497)	8,656	(3,980)	(622)
Total other income (expense)	(21,148)	40,266	(429)	(6,111)	(649)
Income (loss) before income taxes	(74,939)	(17,444)	(25,061)	9,552	21,221
Income tax expense (benefit)	(16)	(2,283)	2,864	(14,071)	2,502
Net Income (Loss)	$(74,923)	$(15,161)	$(27,925)	$23,623	$18,719

Balance Sheet Data:	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005
	(In Thousands)
Cash and cash equivalents	$67,881	$12,357	$37,554	$43,698	$20,270
Restricted cash(4)	$40,473	$57,884	$80,871	$52,581	$—
Total assets	$1,257,996	$808,234	$512,975	$331,701	$113,545
Long-term debt	$463,551	$238,345	$50,000	$417	$631
Redeemable common stock	$—	$—	$—	$4,949	$—
Ownership equity	$587,148	$436,753	$405,544	$260,697	$71,430

(1)	Includes related party sales of $0, $0, $59, $3,423 and $440 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(2)	Includes costs of related party sales of $0, $0, $46, $3,041 and $314 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(3)	Includes related party amounts of $0, $0, $83, $0 and $176 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(4)	Restricted cash is comprised of funds held in escrow by two financial institutions to secure our payment obligations related to (i) our contract for the construction of the second-generation satellite constellation and (ii) the next five semi-annual interest payments on our 5.75% Notes and (iii) cash related to the Axonn acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 7 of this Report.

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

We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations until our second-generation satellites are deployed. See “Risk Factors” — Our satellites have a limited life and some have failed, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.”

•	Launch delays. A major earthquake in Italy in April 2009 damaged Thales’ satellite component fabrication facility in L’Aquila, Italy. Although none of our satellites or components were damaged, the delivery of some of our satellites has been delayed. We believe that this delay will not have a material adverse effect on our operations and business plan because we are able to defer a significant portion of our capital expense unrelated to the launch and construction of our satellites. We currently expect the first of four launches of six second-generation satellites each to take place in the late summer of 2010 and the fourth launch to be completed in the late spring or early summer of 2011.
•	The economy. The current recession and its effects on credit markets and consumer spending is adversely affecting sales of our products and services and our access to capital.
•	Competition and pricing pressures. We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat plans to commence offering satellite services to handheld devices in the United States in 2010, and several competitors, such as ICO Global and TerreStar, are constructing or have launched geostationary satellites that provide mobile satellite service. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, higher churn rates, and, ultimately, decreased profitability and cash.
•	Technological changes. It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 76% of our total assets at December 31, 2009 represented fixed assets. Although we plan to procure and deploy our second- generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.
•	Capital Expenditures. We have incurred significant capital expenditures from 2007 through 2009, and we expect to incur additional significant expenditures through 2013 to complete and launch our second-generation constellation and related upgrades.
•	Introduction of new products. We work continuously with the manufacturers of the products we sell to offer our customers innovative and improved products. Prior to our recent acquisition of Axonn’s assets, virtually all engineering, research and development costs of these new products have been paid by the manufacturers. However, to the extent the costs are reflected in increased inventory costs to us, and we are unable to raise our prices to our subscribers correspondingly, our margins and profitability would be reduced.

Simplex Products (Personal Tracking Services and Emergency Messaging).  In early November 2007, we introduced the SPOT satellite GPS messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google MapsTM. The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. We are continuing to work on additional SPOT-like applications.

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

We intend the pricing for SPOT satellite GPS messenger products and services and equipment to be very attractive in the consumer marketplace. Annual service fees, depending whether they are for domestic or international service, currently range from $99.99 to approximately $150.00 for our basic level plan, and $149.98 to approximately $168.00 with additional tracking capability. The equipment is sold to end users at $149.99 to approximately $225.00 per unit (subject to foreign currency exchange rates). Our distributors set their own retail prices for SPOT satellite GPS messenger equipment.

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

•	Fluctuations in currency rates. A substantial portion of our revenue (33% and 40% for 2009 and 2008, respectively) is denominated in foreign currencies. In addition, certain obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.
•	Ancillary Terrestrial Component (ATC). ATC is the integration of a satellite-based service with a terrestrial wireless service resulting in a hybrid mobile satellite service. The ATC network would extend our services to urban areas and inside buildings in both urban and rural areas where satellite services currently are impractical. We believe we are at the forefront of ATC development and we are the first market entrant through our contract with Open Range described below. We are considering a range of additional options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communication companies to capture the full potential of our spectrum and U.S. ATC license.

In October 2007, we entered into an agreement with Open Range, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our S-band spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. In December 2008, we amended our agreement with Open Range. The amended agreement reduced our preferred equity commitment to Open Range from $5 million to $3 million (which investment was made in the form of bridge loans that converted into preferred equity at the closing of Open Range’s equity financing). Under the agreement as amended, Open Range will have the right to use a portion of our spectrum within the United States and, if Open Range so elects, it can use the balance of our spectrum authorized for ATC services, to provide these services. Open Range has options to expand this relationship over the next six years, some of which are conditional upon Open Range electing to use all of the licensed spectrum covered by the agreement. Commercial availability is began in selected markets in the last quarter of 2009. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Either party may terminate the agreement before the end of the term upon the occurrence of certain events, and Open Range may terminate it at any time upon payment of a termination fee that is based upon a percentage of the remaining lease payments. Based on Open Range’s business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a value for this agreement between $0.30 and $0.40/MHz/POP. Open Range satisfied the conditions to implementation of the agreement on January 12, 2009 when it completed its equity and debt financing, consisting of a $267 million broadband loan from the Department of Agriculture Rural Utilities Program and equity financing of $100 million. Open Range has remitted to us its initial down payment of $2 million. Open Range’s annual payments in the first six years of the agreement will range from approximately $0.6 million to up to $10.3 million, assuming it elects to use all of the licensed spectrum covered by the agreement. The amount of the payments that we will receive from Open Range will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system.

In addition to our agreement with Open Range, we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

Service and Subscriber Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Mobile (voice and data)	$26,573	42%	$41,883	49%	$60,920	62%
Fixed (voice and data)	2,331	4	3,506	4	5,369	5
Data	613	1	784	1	1,649	2
Simplex	13,430	21	6,362	7	2,407	2
Independent gateway operators	1,191	2	3,098	4	4,465	5
Other(1)	6,090	8	6,161	7	3,503	4
Total Service Revenue	50,228	78	61,794	72	78,313	80
Subscriber Equipment Sales:
Mobile equipment	2,402	4	8,095	9	11,931	12
Fixed equipment	183	—	1,164	1	2,160	2
Data and Simplex	7,619	12	10,170	12	1,946	2
Accessories/misc.	3,847	6	4,832	6	4,048	4
Total Subscriber Equipment Sales	14,051	22	24,261	28	20,085	20
Total Revenue	$64,279	100%	$86,055	100%	$98,398	100%

(1)	Includes activation fees and engineering service revenue.

Subscribers and ARPU for 2009, 2008 and 2007.  The following table set forth our average number of subscribers and ARPU for retail, IGO and Simplex customers for 2009, 2008 and 2007. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Year Ended December 31,
	2009	2008	% Net Change
Average number of subscribers for the period:
Retail	111,784	118,580	(6)%
IGO	70,018	79,202	(12)
Simplex	189,819	118,072	61
ARPU (monthly):
Retail	$25.22	$35.19	(28)%
IGO	$1.42	$3.26	(56)
Simplex	$5.85	$4.48	31

	Year Ended December 31,
	2008	2007	% Net Change
Average number of subscribers for the period:
Retail	118,580	122,709	(3)%
IGO	79,202	90,254	(12)
Simplex	118,072	64,034	84
ARPU (monthly):
Retail	$35.19	$46.26	(24)%
IGO	$3.26	$4.12	(21)
Simplex	$4.48	$3.11	44

	December 31, 2009	December 31, 2008	% Net Change
Ending number of subscribers:
Retail	106,974	115,371	(7)%
IGO	64,723	73,763	(12)
Simplex	218,897	155,196	41
Total	390,594	344,330	13%

	December 31, 2008	December 31, 2007	% Net Change
Ending number of subscribers:
Retail	115,371	118,747	(3)%
IGO	73,763	87,930	(16)
Simplex	155,196	77,449	100
Total	344,330	284,126	21%

The total number of net subscribers increased from approximately 344,000 at December 31, 2008 to approximately 391,000 at December 31, 2009. Although we experienced a net increase in our total customer base of 13% from December 31, 2008 to December 31, 2009, our total service revenue decreased for the same period. This is due primarily to lower contributions from subscribers in addition to the change in our subscriber mix.

Independent Gateway Acquisition Strategy

Currently, 14 of the 27 gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. Except for the new gateway in Nigeria, in which we hold a 30% equity interest, we have no financial interest in these independent gateway operators other than arms’ length contracts for wholesale minutes of service. Some of these independent gateway operators have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the independent gateway operator acquisition strategy to establish operations in multiple territories with reduced demands on its capital. In addition, there are territories in which for political or other reasons, it is impractical for us to operate directly. We sell services to the independent gateway operators on a wholesale basis and they resell them to their customers on a retail basis.

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

However, acquisitions of independent gateway operators do require us to commit capital, as well as management resources and working capital to support the gateway operations, and therefore increase our risk in operating in these territories directly rather than through the independent gateway operators. In addition, operating the acquired gateways increases our marketing, general and administrative expenses. Our Facility Agreement limits to $25.0 million the aggregate amount of cash we may invest in foreign acquisitions without the consent of our lenders and requires us to satisfy certain conditions in connection with any acquisition.

In March 2008, we acquired an independent gateway operator that owned three satellite gateway ground stations in Brazil for $6.5 million, paid in shares of our common stock. We also incurred transaction costs of $0.3 million related to this acquisition. In June 2009, we entered into a business transfer agreement with LG Dacom, the independent gateway operator in South Korea, to acquire its gateway and other Globalstar assets for approximately $1 million in cash. No closing has been set for the South Korean acquisition.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our revenues and expenses for the periods reported and the reported amounts of our assets and liabilities, including contingent assets and liabilities, as of the date of the financial statements. We evaluate our estimates and judgments, including those related to revenue recognition, inventory, long-lived assets, income taxes, derivative instruments and stock-based compensation, on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe the following accounting policies are most important to understanding our financial results and condition and require complex or subjective judgments and estimates.

Revenue Recognition

We bill monthly access fees to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan on the first day of each monthly bill cycle. We bill airtime minute fees in excess of the monthly access fees in arrears on the first day of each monthly billing cycle. To the extent that billing cycles fall during the course of a given month and a portion of the monthly services has not been delivered at month end, we prorate fees and defer fees associated with the undelivered portion of a given month. Under certain annual plans, where customers prepay for minutes, we defer revenue until the minutes are used or the prepaid time period expires. Unused minutes accumulate until they expire, usually one year after activation. In addition, we offer other annual plans under which the customer is charged an annual fee to access our system. We recognize these fees on a straight-line basis over the term of the plan. In some cases, we charge a per minute rate whereby we recognize the revenue when each minute is used.

Occasionally we have granted credits to customers which are expensed or charged against deferred revenue when granted.

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

During the second quarter of 2007, we introduced an unlimited airtime usage service plan (the Unlimited Loyalty plan) which allows existing and new customers to use unlimited satellite voice minutes for anytime calls for a fixed monthly or annual fee. The unlimited loyalty plan incorporates a declining price schedule that reduces the fixed monthly fee at the completion of each calendar year through the duration of the customer agreement, which ends on June 30, 2010. Customers have an option to extend their customer agreement by one year at the fixed price. We record revenue for this plan on a monthly basis based on a straight line average derived by computing the total fees charged over the term of the customer agreement and dividing it by the number of the months. If a customer cancels prior to the ending date of the customer agreement, we recognize the balance in deferred revenue.

We sell SPOT satellite GPS messenger services as annual plans and bill them to the customer at the time the customer activates the service. We defer revenue on such annual service plans upon activation and recognize it ratably over the service term.

At December 31, 2009 and 2008, our deferred revenue aggregated approximately $22.5 million (with $2.6 million included in non-current liabilities) and $20.6 million (with $1.3 million included in non-current liabilities), respectively.

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and our SPOT satellite GPS messenger product. We recognize revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

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

Globalstar System, Property and Equipment

Our Globalstar System assets include costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites, including eight satellites previously held as ground spares which we launched in May and October 2007, which we refer to as the space segment, and primary and backup terrestrial control centers and gateways, which we refer to as the ground segment. We recognize a loss from an in-orbit failure of a satellite as an expense in the period it is determined that the satellite is not recoverable. We regard these recently launched satellites as part of the second-generation constellation which will be supplemented by the second-generation satellites currently being constructed. We estimate the second-generation satellites scheduled to be launched in 2010 and 2011 will have an in-orbit life of 15 years.

We review the carrying value of the Globalstar System for impairment whenever events or changes in circumstances indicate that the recorded value of the space segment and ground segment may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If we determine an impairment exists, we calculate any related impairment loss based on fair value. We believe our two-way telecommunications services, or duplex services, after the launch of our second-generation constellation, and Simplex services will generate sufficient undiscounted cash flow after our second-generation system becomes operational, to justify our carrying value for our second-generation costs.

We began depreciating the satellites previously recorded as spare satellites and subsequently incorporated into the Globalstar System on the date each satellite was placed into service (the “In-Service Date”) over an estimated life of eight years.

Income Taxes

Until January 1, 2006, we and our U.S. operating subsidiaries were treated as partnerships for U.S. tax purposes. Generally, taxable income or loss, deductions and credits of a partnership are passed through to its partners. Effective January 1, 2006, we elected to be taxed as a C corporation for U.S. tax purposes and began accounting for income taxes as a corporation.

As of December 31, 2009 and 2008, we had gross deferred tax assets of approximately $150.9 million and $125.1 million, respectively. We established a valuation reserve of $150.9 million and $125.1 million as of December 31, 2009 and 2008 respectively due to our concern that it may be more likely than not that we may not be able to utilize the deferred tax assets.

Derivative Instruments

Prior to December 10, 2008, we utilized a derivative instrument in the form of an interest rate swap agreement. We used the interest rate swap agreement to manage risk and not for trading or other speculative purposes. At the end of each accounting period, we recorded the derivative instrument on our balance sheet as either an asset or a liability measured at fair value. The interest rate swap agreement did not qualify for hedge accounting treatment. Changes in the fair value of the interest rate swap agreement were recognized as “Derivative gain (loss)” over the life of the agreements. We terminated the interest swap agreement on December 10, 2008 by making a payment of approximately $9.2 million.

In June 2009, in connection with entering into the Facility Agreement, which provides for interest at a variable rate, we entered into ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide us coverage for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the 6-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month Libor rate.

We recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes (8.00% Notes) as a compound embedded derivative liability within Other Non-Current Liabilities on our Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. We are accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the Consolidated Statements of Operations. We determine the fair value of the compound embedded derivative on a quarterly basis using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes, we recorded the warrants as Other Long Term Liabilities on our Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. We are accreting the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the Consolidated Statements of Operations. We determine the fair value of the Warrant derivative at each reporting date using a Monte Carlo simulation model based upon a risk-neutral stock price model.

We determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement, were a liability and recorded it as a component of Other Non-Current Liabilities, at issuance. The corresponding benefit is recorded in prepaid and other current assets and is being amortized over the one-year availability period. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in our Consolidated Statements of Operations. We determine the fair value of the Warrant derivative at each reporting date using a risk-neutral binomial model. See Note 15 to our Consolidated Financial Statements for further information.

Stock-Based Compensation

U.S. GAAP requires us to recognize compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. To measure compensation expense, we use complex models which require estimates such as, forfeitures, vesting terms (calculated based on market conditions associated with a certain award), volatility, risk free interest rates. Additionally, stock-based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

Statements of Operations	Year Ended December 31, 2009	Year Ended December 31, 2008	% Change
	(In thousands)
Revenue:
Service revenue	$50,228	$61,794	(19)%
Subscriber equipment sales	14,051	24,261	(42)
Total Revenue	64,279	86,055	(25)
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	36,204	37,132	3
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	9,881	17,921	45
Cost of subscriber equipment sales – Impairment of assets	913	405	(125)
Total cost of subscriber equipment sales	10,794	18,326	41
Marketing, general and administrative	49,210	61,351	20
Depreciation and amortization	21,862	26,956	19
Total Operating Expenses	118,070	143,765	18
Operating loss	(53,791)	(57,710)	(7)
Gain on extinguishment of debt	—	49,042	N/A
Interest income	502	4,713	(89)
Interest expense	(6,730)	(5,733)	(17)
Derivative loss, net	(15,585)	(3,259)	(378)
Other	665	(4,497)	N/A
Loss Before Income Taxes	(74,939)	(17,444)	(330)
Income tax benefit	(16)	(2,283)	(99)
Net Loss	$(74,923)	$(15,161)	(394)

Revenue.  Total revenue decreased $21.8 million, or approximately 25%, to $64.3 million for 2009, from $86.1 million for 2008. We attribute this decrease mainly to lower service revenue which we believe stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues and from reductions in sales of our duplex equipment. Our retail ARPU during 2009 decreased by 28% to $25.22 from $35.19 in 2008. We added approximately 46,000 net subscribers during 2009.

Service Revenue.  Service revenue decreased $11.6 million, or approximately 19%, to $50.2 million for 2009, from $61.8 million for 2008. Although our subscriber base grew 13% during 2009 to approximately 391,000, we experienced decreased retail ARPU resulting in lower service revenue. The primary reason for this decrease in our service revenue was the reduction of our prices in response to our two-way communication issues.

Subscriber Equipment Sales.  Subscriber equipment sales decreased $10.2 million, or approximately 42%, to $14.1 million for 2009, from $24.3 million for 2008. We attribute this decrease to reduced sales of our duplex products.

Operating Expenses.  Total operating expenses decreased $25.7 million, or approximately 18%, to $118.1 million for 2009, from $143.8 million for 2008. This decrease was due primarily to lower marketing, general and administrative costs due in part to our reductions in headcount, lower cost of goods sold as a result of lower equipment sales related to our duplex products and reduced depreciation and amortization costs. These reductions were partially offset by higher research and development expenses.

Cost of Services.  Our cost of services for 2009 and 2008 were $36.2 million and $37.1 million, respectively. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decrease in the cost of services during 2009 is due primarily to lower contract labor and other operating expenses partially offset by higher research and development expenses related to our second-generation ground component development.

Cost of Subscriber Equipment Sales.  Cost of subscriber equipment sales decreased approximately $7.5 million, or approximately 41%, to $10.8 million for 2009, from $18.3 million for 2008. This decrease was due primarily to lower sales of our duplex products.

Marketing, General and Administrative.  Marketing, general and administrative expenses decreased $12.2 million, or approximately 20%, to $49.2 million for 2009, from $61.4 million for 2008. This decrease was due primarily to lower marketing and advertising costs, reduced stock based compensation costs and lower commissions related to the reduced revenue.

Depreciation and Amortization.  Depreciation and amortization expense decreased approximately $5.1 million, or 19%, to $21.9 million for 2009, from $27.0 million for 2008. This decrease was due primarily to the first-generation satellite constellation reaching fully-depreciated status at December 31, 2008.

Operating Loss.  Operating loss decreased approximately $3.9 million, to $53.8 million for 2009, from $57.7 million for 2008. The decrease was due to lower marketing, general and administrative costs due to various cost savings measures including the reduction of headcount during 2009 and lower depreciation and amortization costs due to our first generation satellite constellation being fully depreciated in 2008.

Interest Income.  Interest income decreased by $4.2 million to $0.5 million for 2009, from $4.7 million for 2008. This decrease was due to lower average cash balances on hand and lower interest rates as compared to the prior year.

Interest Expense.  Interest expense increased by $1.0 million, to $6.7 million for 2009 from $5.7 million for 2008. This increase resulted from higher expenses due to the amortization of our deferred financing costs related to our financing in June 2009.

Derivative Loss, net.  For 2009, derivative loss was $15.6 million compared to $3.3 million in 2008. This increased loss resulted from fair market value adjustments related to the derivatives from our 8% Notes, the adjustment of the exercise price of our warrants associated with our 8% Notes, which resulted in the number of shares of common stock subject to the warrants increasing by 16.2 million due to the issuance of stock as part of our acquisition of the assets of Axonn, and a decrease in the fair value of our interest rate cap agreement as a result of a decrease in market interest rates.

Other Income (Expense).  Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income increased by $5.2 million for 2009 as compared to 2008 This change resulted primarily from an expense in 2008 due to unfavorable exchange rate on the euro denominated escrow account for our second-generation constellation procurement contract resulting from the appreciation of the U.S dollar in 2008. The gain in 2009 was due primarily to the favorable change in the exchange rate of the Canadian dollar.

Income Tax Benefit.  Income tax benefit for 2009 was approximately $16,000 compared to an income tax benefit of approximately $2.3 million for 2008. The change between periods was primarily a result of benefits from the conversion of our 5.75% Notes into shares of our common stock during 2008.

Net Loss.  Our net loss increased approximately $59.7 million to a loss of $74.9 million for 2009, from a net loss of $15.2 million for 2008. This increase in net loss primarily resulted from a $49.0 million gain on the extinguishment of debt in 2008, from our lower service and equipment sales revenue during 2009 when compared to 2008, decreases in interest income and increased derivative losses as described above.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

Statements of Operations	Year Ended December 31, 2008	Year Ended December 31, 2007	% Change
	(In thousands)
Revenue:
Service revenue	$61,794	$78,313	(21)%
Subscriber equipment sales(1)	24,261	20,085	21
Total Revenue	86,055	98,398	(13)
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	37,132	27,775	34
Cost of subscriber equipment sales:
Cost of subscriber equipment sales(2)	17,921	13,863	29
Cost of subscriber equipment sales – Impairment of assets	405	19,109	(98)
Total cost of subscriber equipment sales	18,326	32,972	(44)
Marketing, general and administrative	61,351	49,146	25
Depreciation and amortization	26,956	13,137	105
Total Operating Expenses	143,765	123,030	17
Operating loss	(57,710)	(24,632)	134
Gain on extinguishment of debt	49,042	—	N/A
Interest income	4,713	3,170	49
Interest expense	(5,733)	(9,023)	(36)
Derivative loss, net	(3,259)	(3,232)	1
Other	(4,497)	8,656	N/A
Loss Before Income Taxes	(17,444)	(25,061)	(30)
Income tax expense (benefit)	(2,283)	2,864	N/A
Net Loss	$(15,161)	$(27,925)	(46)

(1)	Includes related party amounts of $0 and $59 for 2008 and 2007, respectively.
(2)	Includes related party amounts of $0 and $46 for 2008 and 2007, respectively.

Revenue.  Total revenue decreased by $12.3 million, or approximately 13%, to $86.1 million for 2008, from $98.4 million for 2007. This decrease is attributable to lower service revenues as a result of our two-way communication issues. Our service revenue was lower primarily due to price reductions aimed at maintaining our subscriber base despite our two-way communication issues. Our subscriber equipment sales increased during 2008 as compared to 2007 as a result of the launch of our SPOT satellite GPS messenger product and services. Our retail ARPU during 2008, decreased by 24% to $35.19 from $46.26 for 2007. We added approximately 60,000 net subscribers in 2008 compared to 21,000 net subscriber additions in 2007.

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

Subscriber Equipment Sales.  Subscriber equipment sales increased by $4.2 million, or approximately 21%, to $24.3 million for 2008, from $20.1 million for 2007. The increase was due primarily to sales in 2008 of our SPOT satellite GPS messenger product and services.

Operating Expenses.  Total operating expenses increased $20.7 million, or approximately 17%, to $143.8 million for 2008, from $123.0 million for 2007. This increase was due to higher cost of goods sold related to our new SPOT satellite GPS messenger product, increased marketing, general and administrative expenses due to our commencing sales of SPOT satellite products and services in late 2007, as well as higher depreciation and amortization expenses related to our eight spare satellites launched in 2007, all of which were partially offset by a $19.1 million asset impairment charge recognized in 2007. In 2008, we incurred a $0.4 million asset impairment charge.

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

Cost of Subscriber Equipment Sales.  Cost of subscriber equipment sales decreased approximately $14.6 million, or approximately 44%, to $18.3 million for 2008, from $33.0 million for 2007. This decrease was due primarily to the absence in 2008 of a $19.1 million impairment charge recorded in 2007 offset by higher costs from the launch of our SPOT satellite GPS messenger product, which began in November 2007.

Marketing, General and Administrative.  Marketing, general and administrative expenses increased $12.2 million, or approximately 25%, to $61.4 million for 2008, from $49.1 million for 2007. This increase was due primarily to higher sales and marketing costs related to our SPOT satellite GPS messenger product, costs associated with the acquisition of our subsidiary in Brazil, and increased labor and fringe costs.

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

Gain on Extinguishment of Debt.  We recognized $49.0 million in gains from the conversions of 5.75% Notes into common stock during 2008.

Interest Income.  Interest income increased by $1.5 million to $4.7 million for 2008, from $3.2 million for the same period in 2007. This increase was due to increased average cash and restricted cash balances on hand.

Interest Expense.  Interest expense decreased by $3.3 million, to $5.8 million for 2008 from $9.0 million for 2007. This decrease was due primarily to the expensing, in 2007, of our deferred debt issuance costs of $8.1 million as a result of Thermo Funding assuming all of the obligations of the administrative agent and the lenders under our credit agreement with Wachovia Investment Holdings, LLC and the other lenders parties thereto. In 2008, we expensed $1.9 million in deferred financing costs.

Derivative Loss, net.  For 2008, interest rate derivative loss was $3.3 million compared to $3.2 million in 2007. This increase was due to the unfavorable change in fair value in our interest rate swap agreement which we terminated during the fourth quarter of 2008.

Other Income (Expense).  Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income decreased by $13.2 million for 2008 as compared to 2007 due to an unfavorable exchange rate on the Euro denominated escrow account and a decline in the Canadian dollar during 2008.

Income Tax Expense (Benefit).  Income tax benefit for 2008 was $2.3 million compared to expense of $2.9 million during 2007. The change between periods was primarily a result of benefits resulting from conversion of our 5.75% Notes into shares of common stock during 2008.

Net Loss.  Our net loss decreased approximately $12.7 million to a loss of $15.2 million for 2008, from a net loss of $27.9 million for 2007. This decrease was due to the gain on extinguishment of debt, partially offset by increases in costs related to Brazil, higher depreciation and lower service revenue.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing and financing activities for 2009, 2008 and 2007 (in thousands):

Statements of Cash Flows	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net cash used in operating activities	$(18,423)	$(30,585)	$(7,669)
Net cash used in investing activities	(311,692)	(258,581)	(183,378)
Net cash from financing activities	386,756	252,533	193,489
Effect of exchange rate changes on cash	(1,117)	11,436	(8,586)
Net Increase (Decrease) in Cash and Cash Equivalents	$55,524	$(25,197)	$(6,144)

At January 1, 2010, our principal short-term liquidity needs were:

•	to make payments to procure our second-generation satellite constellation and construct the Control Network Facility, in a total amount not yet determined, but which will include approximately €110.6 million payable to Thales Alenia Space by December 31, 2010 under the purchase contract for our second-generation satellites and €1.3 million payable to Thales Alenia Space by June 2010 under the contract for construction of the Control Network Facility;
•	to make payments related to the launch of our second-generation satellite constellation of approximately $44.7 million payable to our Launch Provider by December 31, 2010;
•	to make payments related to the construction of our second-generation ground component of approximately $15.7 million by December 31, 2010; and
•	to fund our working capital.

During 2009, 2008 and 2007, our principal sources of liquidity were:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(Dollars in millions)
Cash on-hand at beginning of period	$12.4	$37.6	$43.7
Net proceeds from 5.75% Notes	$—	$145.1	$—
Net proceeds from 8.00% Notes	$51.3	$—	$—
Borrowings under Thermo Funding credit agreement, net	$35.0	$116.1	$50.0
Proceeds from Thermo equity purchases	$1.0	$—	$152.7
Borrowings under Facility Agreement	$371.2	$—	$—

We plan to fund our short-term liquidity requirements from the following sources:

•	cash from our Facility Agreement ($215.1 million was available at December 31, 2009); and
•	cash on hand at December 31, 2009.

Our principal long-term liquidity needs are:

•	to pay the remaining costs of procuring and deploying the remainder of our second-generation satellite constellation and upgrading our gateways and other ground facilities;
•	to fund our working capital, including any growth in working capital required by growth in our business;
•	to fund the cash requirements of our independent gateway operator acquisition strategy, in an amount not determinable at this time; and
•	to fund repayment of our indebtedness when due.

Sources of long-term liquidity may include, if necessary, a $34.3 million debt service reserve account and related $12.5 million guarantee and a $60.0 million contingent equity account established in connection with the Facility Agreement and additional debt and equity financings which have not yet been arranged. We also expect cash flow from operations to be a source of long-term liquidity once we have deployed our second-generation satellite constellation.

Based on our operating plan combined with our borrowing capacity under our Facility Agreement, we believe we will have sufficient resources to meet our cash obligations for at least the next 12 months.

Net Cash used in Operating Activities

Net cash used in operating activities for 2009 decreased to a cash outflow of $18.4 million from an outflow of $30.6 million for 2008. This decrease was due primarily to cost savings efforts in our general and administrative areas and reduced inventory purchases.

Net cash used in operating activities for 2008 increased to a cash outflow of $30.6 million from an outflow of $7.7 million for 2007. This increase was due primarily to lower revenues, lower inventory turnover and higher operating expenses during 2008 as compared to 2007.

Net Cash used in Investing Activities

Cash used in investing activities was $311.7 million for 2009, compared to $258.6 million in 2008. This increase was primarily the result of increased payments related to the construction of our second-generation satellite constellation.

Cash used in investing activities was $258.6 million for 2008, compared to $183.4 million in 2007. This increase was primarily the result of capital expenditures associated with construction expenses for our second-generation satellite constellation.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $134.3 million to $386.8 million in 2009 from $252.5 million in 2008. This is a direct result of our increased borrowings, primarily from our Facility Agreement and 8% Notes, in 2009.

Net cash provided by financing activities increased by $59.0 million to $252.5 million in 2008 from $193.5 million in 2007. The increase was primarily due to $116.1 million, net drawn on the credit agreement with Thermo Funding and the $145.1 million from the issuance of our 5.75% Notes.

Capital Expenditures

We have incurred significant capital expenditures from 2007 through 2009, and we expect to incur additional significant expenditures through 2013 to complete and launch our second-generation constellation and related upgrades.

The amount of actual and contractual capital expenditures related to the construction of the second-generation constellation and satellite operations control centers, ground component and related costs and the launch services contracts is presented in the table below (in millions):

Contract	Currency of Payment	Payments through December 31, 2009	2010	2011	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€358	€110	€88	€123	€679	(1)
Thales Alenia Satellite Operations Control Centers	EUR	€9	€1	€—	€—	€10	(1)
Arianespace Launch Services	USD	$157	$45	$14	$—	$216
Hughes second-generation ground component (including research and development expense)	USD	$35	$15	$37	$16	$103
Ericsson	USD	$1	$1	$8	$18	$28

(1)	Of these amounts, all but €227 million is payable at a fixed exchange rate of €1.00 = $1.42. See Item 7A for an analysis of our foreign currency exposure.

Cash Position and Indebtedness

As of December 31, 2009, our total cash and cash equivalents were $67.9 million and we had total indebtedness of $465.8 million, compared to total cash and cash equivalents and total indebtedness at December 31, 2008 of $12.4 million and $271.9 million, respectively.

Facility Agreement

On June 5, 2009, we entered into a $586.3 million senior secured facility agreement (the Facility Agreement) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. Ninety-five percent of our obligations under the agreement are guaranteed by COFACE, the French export credit agency. The initial funding process of the Facility Agreement began on June 29, 2009 and was completed on July 1, 2009. The new facility is comprised of:

•	a $563.3 million tranche for future payments to and to reimburse us for amounts we previously paid to Thales Alenia Space for construction of our second-generation satellites. Such reimbursed amounts will be used by us (a) to make payments to the Launch Provider for launch services, Hughes for ground network equipment, software and satellite interface chips and Ericsson for ground system upgrades, (b) to provide up to $150 million for our working capital and general corporate purposes and (c) to pay a portion of the insurance premium to COFACE; and
•	a $23.0 million tranche that will be used to make payments to Arianespace for launch services and to pay a portion of the insurance premium to COFACE.

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

The Facility Agreement requires that:

•	we not permit our capital expenditures (other than those funded with cash proceeds from insurance and condemnation events, equity issuances or the issuance of our stock to acquire certain assets) to exceed $391.0 million in 2009 and $234.0 million in 2010 (with unused amounts permitted to be carried over to subsequent years)
•	after the second scheduled interest payment, we maintain a minimum liquidity of $5.0 million;

•	we achieve for each period the following minimum adjusted consolidated EBITDA as defined in the agreement:

Period	Minimum Amount
1/1/09 – 12/31/09	$(25.0) million
7/1/09 – 6/30/10	$(21.0) million
1/1/10 – 12/31/10	$(10.0) million
7/1/10 – 6/30/11	$10.0 million
1/1/11 – 12/31/11	$25.0 million
7/1/11 – 6/30/12	$35.0 million
1/1/12 – 12/31/12	$55.0 million
7/1/12 – 6/30/12	$65.0 million
1/1/13 – 12/31/13	$78.0 million
•	beginning in 2011, we maintain a minimum debt service coverage ratio of 1.00:1, gradually increasing to a ratio of 1.50:1 through 2019;
•	beginning in 2012, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 9.90:1, gradually decreasing to 2.50:1 through 2019.

At December 31, 2009, we were in compliance with the covenants of the Facility Agreement.

Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and those of our domestic subsidiaries (other than FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

We are required to make principal payments on the borrowings on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. We must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. In addition to the financial covenants described above, the Facility Agreement places limitations on our ability and our subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates.

See “Note 15: Borrowings” of the Consolidated Financial Statements in this report for descriptions of our other debt agreements.

Contractual Obligations and Commitments

At December 31, 2009, we have a remaining commitment to purchase a total of $58.5 million of mobile phones, services and other equipment under various commercial agreements with Qualcomm. We expect to fund this remaining commitment from our working capital, funds generated by our operations, and, if necessary, additional capital from the issuance of equity or debt or a combination thereof. In August 2009, we and Qualcomm amended our agreement to extend the term for five additional months and defer delivery of mobile phones and related equipment until January 2012.

In June 2009, we and Thales Alenia Space entered into an amended and restated contract for the construction of our second-generation low-earth orbit satellites to incorporate prior amendments, acceleration requests and make other non-material changes to the contract entered into in November 2006. The total contract price, including subsequent additions, is approximately €678.9 million.

In March 2007, we and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. The total contract price for the construction and associated services is €9.8 million consisting of €4.1 million for the Satellite Operations

Control Centers, €3.6 million for the Telemetry Command Units and €2.1 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through final acceptance of the Control Network Facility scheduled for April 2010.

In September 2007, we and Arianespace (the Launch Provider) entered into an agreement for the launch of our second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider agreed to make four launches of six satellites each, and we had the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $216.1 million. In July 2008, we amended our agreement with the Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. Under the amended terms, we could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12% and became payable one month from the corresponding launch date. As of December 31, 2009 and 2008, we had approximately none and $47.3 million, respectively, in deferred payments outstanding to the Launch Provider. In June 2009 we amended the agreement further to, among other things, reduce the Launch Provider’s commitment for optional launches from four to one.

In May 2008, we and Hughes Network Systems, LLC (Hughes) entered into an agreement under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in our various next-generation devices. In January 2010, we issued an authorization to proceed on $2.7 million of new features which will result in a revised total contract purchase price of approximately $103.5 million, payable in various increments over a period of 57 months. we have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. In August 2009, we and Hughes amended our agreement extending the performance schedule by 15 months and revising certain payment milestones. Costs associated with certain projects under this contract are being capitalized because we have determined that technological feasibility has been achieved. As of December 31, 2009, we had made payments of $35.0 million under this contract.

In October 2008, we signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. In December 2009, we amended this contract by $5.1 million for additional deliverables and features. According to the $27.8 million contract, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations.

Long-term obligations at December 31, 2009, assuming borrowing of the entire $586 million under our Facility Agreement, are as follows:

Contractual Obligations:	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
	(In millions)
Long-term debt obligations(1)(2)	$2.3	$126.2	$135.8	$421.0	$685.3
Operating lease obligations	1.6	2.9	0.3	—	4.8
Purchase obligations(3)	219.9	378.4	13.9	—	612.2
Pension obligations	0.3	2.6	1.7	—	4.6
Total	$224.1	$510.1	$151.7	$421.0	$1,306.9

Payments due by period:

(1)	Does not include interest on debt obligations. Approximately $586 million of our debt bears interest at a floating rate and, accordingly, we are unable to predict interest costs in future years.
(2)	All of the indebtedness may be accelerated upon default of related covenants. See “Note 15: Borrowings” of the Consolidated Financial Statements in Part II, Item 8 of this report.
(3)	The purchase obligations for the construction of our low-earth satellites and the Control Network facility are converted to U.S. dollars using an exchange rate of €1.00 = $1.42.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

See “Note 2: Summary of Accounting Policies” of the Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are made primarily in U.S. dollars, Canadian dollars, Brazilian reais and Euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. We are obligated to enter into currency hedges with the original lenders no later than 90 days after any fiscal quarter during which more than 25% of revenues is denominated in a single currency other than U.S. or Canadian dollars. Otherwise, we cannot enter into hedging agreements other than interest rate cap agreements or other hedges described above without the consent of the COFACE agent, and with that consent the counterparties may only be the original lenders.

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Commitments,” we have entered into two separate contracts with Thales Alenia Space to construct low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services, and to construct the Satellite Operations Control Centers, Telemetry Command Units and In-Orbit Test Equipment for our second-generation satellite constellation. A substantial majority of the payments under the Thales Alenia Space agreements, are denominated in Euros.

Our exposure to fluctuations in currency exchange rates has decreased as a result of certain portions of our contracts for the construction of our second-generation constellation satellite and the related control network facility, which are payable primarily in Euros, are at a fixed exchange rate. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance not at a fixed exchange rate of approximately €227 million on December 31, 2009, would result in $3.2 million of additional payments. See “Note 4: Property and Equipment” of the Consolidated Financial Statements in Part II, Item 8 of this Report.

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6 month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our base rate will be 1% less than the then 6 month Libor rate. The applicable margin from the Base Rate ranges from 2.07% to 2.4% through the termination date of the facility. Assuming that we borrowed the entire $586.3 million under the Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Globalstar, Inc.

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (“Globalstar”) as of December 31, 2009 and 2008, and the related consolidated statements of loss, comprehensive loss, ownership equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Globalstar’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globalstar’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Globalstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois
March 12, 2010

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$67,881	$12,357
Accounts receivable, net of allowance of $5,735 (2009), and $5,205 (2008)	9,392	10,075
Inventory	61,719	55,105
Advances for inventory	9,332	9,314
Prepaid expenses and other current assets	5,404	5,565
Total current assets	153,728	92,416
Property and equipment, net	961,768	642,264
Other assets:
Restricted cash	40,473	57,884
Deferred financing costs	64,156	1,425
Other assets, net	37,871	14,245
Total assets	$1,257,996	$808,234
LIABILITIES AND OWNERSHIP EQUITY
Current liabilities:
Accounts payable	$76,661	$28,370
Accrued expenses	30,520	29,998
Payables to affiliates	541	3,344
Deferred revenue	19,911	19,354
Current portion of long term debt	2,259	33,575
Total current liabilities	129,892	114,641
Borrowings under revolving credit facility	—	66,050
Long term debt	463,551	172,295
Employee benefit obligations, net of current portion	4,499	4,782
Derivative liabilities	49,755	—
Other non-current liabilities	23,151	13,713
Total non-current liabilities	540,956	256,840
Ownership equity:
Preferred Stock, $0.0001 par value: 100,000,000 shares authorized; issued and outstanding – none at December 31, 2009 and 2008:
Series A Preferred Convertible Stock, $0.0001 par value: one share authorized and none issued and outstanding at December 31, 2009; none authorized, issued or outstanding at December 31, 2008	—	—
Voting Common Stock, $0.0001 par value; 865,000,000 and 800,000,000 shares authorized at December 31, 2009 and December 31, 2008, respectively, 274,384,000 shares issued and outstanding at December 31, 2009; 136,606,000 shares issued and outstanding at December 31, 2008	27	14
Nonvoting Common Stock, $0.0001 par value; 135,000,000 shares authorized, 16,750,000 shares issued and outstanding at December 31, 2009; none authorized, issued or outstanding at December 31, 2008	2	—
Additional paid-in capital	684,539	463,822
Accumulated other comprehensive loss	(1,718)	(6,304)
Retained deficit	(95,702)	(20,779)
Total ownership equity	587,148	436,753
Total liabilities and ownership equity	$1,257,996	$808,234

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Service revenue	$50,228	$61,794	$78,313
Subscriber equipment sales	14,051	24,261	20,085
Total revenue	64,279	86,055	98,398
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	36,204	37,132	27,775
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	9,881	17,921	13,863
Cost of subscriber equipment sales – impairment of assets	913	405	19,109
Total cost of subscriber equipment sales	10,794	18,326	32,972
Marketing, general, and administrative	49,210	61,351	49,146
Depreciation and amortization	21,862	26,956	13,137
Total operating expenses	118,070	143,765	123,030
Operating loss	(53,791)	(57,710)	(24,632)
Other income (expense):
Gain on extinguishment of debt	—	49,042	—
Interest income	502	4,713	3,170
Interest expense	(6,730)	(5,733)	(9,023)
Derivative loss, net	(15,585)	(3,259)	(3,232)
Other income (expense)	665	(4,497)	8,656
Total other income (expense)	(21,148)	40,266	(429)
Loss before income taxes	(74,939)	(17,444)	(25,061)
Income tax expense (benefit)	(16)	(2,283)	2,864
Net loss	$(74,923)	$(15,161)	$(27,925)
Loss per common share:
Basic	$(0.52)	$(0.18)	$(0.36)
Diluted	(0.52)	(0.18)	(0.36)
Weighted-average shares outstanding:
Basic	145,430	86,405	77,169
Diluted	145,430	86,405	77,169

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Net loss	$(74,923)	$(15,161)	$(27,925)
Other comprehensive loss:
Minimum pension liability adjustment	407	(3,516)	402
Net foreign currency translation adjustment	4,179	(6,199)	4,175
Total comprehensive loss	$(70,337)	$(24,876)	$(23,348)

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OWNERSHIP EQUITY
(In thousands)

	Common Shares		Common Stock Amount		Preferred Shares	Preferred Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balances – December 31, 2006	72,545		$7		—	$—	$238,919	$(1,166)	$22,937	$260,697
Adoption of FIN 48	—		—		—	—	—	—	(630)	(630)
Issuance of common stock related to GAT settlement (including interest)	154		—		—	—	123	—	—	123
Issuance of common stock in connection with Thermo agreement	9,443		1		—	—	152,656	—	—	152,657
Issuance of restricted stock awards and recognition of stock-based compensation	1,179		—		—	—	10,430	—	—	10,430
Issuance of common stock related to GdeV acquisition	25		—		—	—	246	—	—	246
Contribution of services	—		—		—	—	420	—	—	420
Conversion of redeemable common stock related to GAT settlement	347		—		—	—	4,949	—	—	4,949
Other comprehensive income	—		—		—	—	—	4,577	—	4,577
Net income	—		—		—	—	—	—	(27,925)	(27,925)
Balances – December 31, 2007	83,693		$8		—	$—	$407,743	$3,411	$(5,618)	$405,544
Conversion of Notes	25,811		3		—	—	6,524	—	—	6,527
Issuance of restricted stock awards and recognition of stock-based compensation	2,051		—		—	—	12,608	—	—	12,608
Issuance of common stock in relation to Brazil acquisition	883		—		—	—	6,000	—	—	6,000
Contribution of services	—		—		—	—	449	—	—	449
Issuance of common stock under the Share Loan Facility, net	24,168		3		—	—	520	—	—	523
Issuance of convertible notes, net of deferred taxes of $22,417 and issuance costs of $1,762	—		—		—	—	29,978	—	—	29,978
Other comprehensive loss	—		—		—	—	—	(9,715)	—	(9,715)
Net loss	—		—		—	—	—	—	(15,161)	(15,161)
Balances – December 31, 2008	136,606		$14		—	$—	$463,822	$(6,304)	$(20,779)	$436,753
Issuance of restricted stock awards and recognition of stock-based compensation	7,112		—			—	10,341	—	—	10,341
Conversion of Revolving Credit Facility to Common Shares	10,000		1		—	—	7,799	—	—	7,800
Conversion of Term Loan and Revolving Credit Facility to Preferred Series A Stock (net of offering costs)	—		—		1	—	180,052	—	—	180,052
Conversion of Preferred Series A Stock to Common Shares	126,174		13		(1)	—	—	—	—	13
Issuance of common stock to Thermo	1,391		—		—	—	1,000	—	—	1,000
Contribution of services	—		—		—	—	337	—	—	337
Warrants issued associated with Subordinated loan	—		—		—	—	5,215	—	—	5,215
Common stock issued in connection with conversions of 8% Notes	10,175		1		—	—	10,473	—	—	10,474
Issuance of common stock in connection with interest payments related to 8% Notes	246		—		—	—	—	—	—	—
Return of common stock under share loan facility	(6,868)		—		—	—	—	—	—	—
Issuance of stock in connection with acquisition	6,298		—		—	—	5,500	—	—	5,500
Other comprehensive income	—		—		—	—	—	4,586	—	4,586
Net loss	—		—		—	—	—	—	(74,923)	(74,923)
Balances – December 31, 2009	291,134	(1)	$29	(1)	—	$—	$684,539	$(1,718)	$(95,702)	$587,148

(1)	Includes 274,384 and 16,750 shares of voting common stock and non-voting common stock, respectively.

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(74,923)	$(15,161)	$(27,925)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	21,862	26,956	13,137
Stock-based compensation expense	9,947	12,482	9,570
Change in fair value of derivative instruments and derivative liabilities	15,585	3,259	3,232
Gain on conversion of convertible notes	—	(49,042)	—
Provision for bad debts	824	1,818	1,774
Interest income on restricted cash	(115)	(4,015)	(2,310)
Equity losses in investee	1,928	249	—
Amortization of deferred financing costs	4,056	2,913	8,109
Impairment of assets	913	405	19,109
Non-cash expenses related to debt conversion	—	508	—
Other	669	(870)	64
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,405	(128)	6,416
Inventory	4,189	(12,416)	(36,445)
Advances for inventory	(132)	(1,695)	7,912
Prepaid expenses and other current assets	895	2,137	(971)
Other assets	(4,704)	(1,805)	(44)
Accounts payable	(8,584)	6,825	2,494
Payables to affiliates	(2,967)	2,261	(5,075)
Accrued expenses and employee benefit obligations	8,348	(5,123)	(2,503)
Other non-current liabilities	796	(965)	(503)
Deferred revenue	1,585	822	(3,710)
Net cash used in operating activities	(18,423)	(30,585)	(7,669)
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(300,615)	(268,433)	(165,377)
Second-generation ground	(21,212)	(5,697)	—
Property and equipment additions	(2,271)	(11,956)	(4,612)
Proceeds from sale of property and equipment	—	141	263
Payment for intangible assets	—	—	(1,657)
Investment in businesses	(1,823)	(2,620)	—
Cash acquired on purchase of subsidiary	—	1,839	—
Restricted cash	14,229	28,145	(11,995)
Net cash used in investing activities	(311,692)	(258,581)	(183,378)
Cash flows from financing activities:
Proceeds from Thermo under the irrevocable standby stock purchase agreement	—	—	152,657
Borrowings from long term debt	—	100,000	—
Proceeds from revolving credit loan, net	7,750	16,050	50,000
Borrowings from 5.75% Notes	—	150,000	—
Payments on notes payable	—	—	(477)
Borrowings from 8.00% Notes	55,000	—	—
Borrowings from Facility Agreement	371,219	—	—
Borrowings from subordinated loan agreement	25,000	—	—
Borrowings under short-term loan	2,259	—	—
Deferred financing cost payments	(63,047)	(4,893)	(2,503)
Payments for interest rate cap instrument	(12,425)	—	—
Payments related to interest rate swap derivative margin account	—	(9,144)	(6,188)
Issuance of common stock	1,000	520	—
Net cash from financing activities	386,756	252,533	193,489
Effect of exchange rate changes on cash	(1,117)	11,436	(8,586)
Net increase (decrease) in cash and cash equivalents	55,524	(25,197)	(6,144)
Cash and cash equivalents, beginning of period	12,357	37,554	43,698
Cash and cash equivalents, end of period	$67,881	$12,357	$37,554
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$15,379	$15,987	$3,526
Income taxes	$308	$1,001	$173
Supplemental disclosure of non-cash financing and investing activities:
Conversion of Thermo LOC, term loan and accrued interest from debt to equity	$180,177	—	—
Accrued launch costs and second-generation satellites costs	$58,055	$14,762	$3,583
Conversion of note receivable to equity in investee company	$7,500	—	—
Vendor financing of second-generation Globalstar System	—	$57,200	—
Accrual of interest for spare and second-generation satellites and launch costs	$7,185	$15,964	$196
Capitalized interest paid in common stock and 8% Notes	$7,257	—	—
Conversion of Convertible Senior Notes into common stock	$10,738	$78,196	—

See notes to consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Globalstar, Inc. (“Globalstar” or the “Company”) was formed as a Delaware limited liability company in November 2003 and was converted into a Delaware corporation on March 17, 2006.

Globalstar is a leading provider of mobile voice and data communications services via satellite. Globalstar’s network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and Qualcomm Incorporated (“Qualcomm”). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners LLC (“Thermo”) became Globalstar’s principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar. Thermo remains Globalstar’s largest stockholder. Globalstar’s Executive Chairman controls Thermo and its affiliates. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Restricted Cash

Restricted cash is comprised of funds held in escrow by two financial institutions to secure the Company’s payment obligations related to its contract for the construction of its second-generation satellite constellation and the remaining scheduled semi-annual interest payments on the 5.75 % Notes through April 1, 2011.

Derivatives

The Company enters into financing arrangements that are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with FASB ASC 815-10-50, “Accounting for Derivative Instruments and Hedging Activities,” “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” as well as related interpretations of these standards. In accordance with this guidance, derivative instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determines the fair value of derivative instruments based on available market data using appropriate valuation models.

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

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$5,205	$4,177	$3,609
Provision, net of recoveries	824	1,818	1,774
Write-offs	(294)	(790)	(1,206)
Balance at end of period	$5,735	$5,205	$4,177

Inventory

Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method which determines the acquisition cost on a FIFO basis. Inventory allowances are recorded for inventories with a lower market value or which are slow moving. Unsaleable inventory is written off. During 2009, 2008 and 2007, the Company recorded $0.9 million, $0.4 million and $19.1 million, respectively, in impairment charges on its inventory representing a write-down of its first generation phone and accessory inventory, respectively. This charge was recognized after assessment of the Company’s inventory quantities and its recent and projected equipment sales.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Property and Equipment

Property and equipment is stated at acquisition cost, less accumulated depreciation and impairment. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System:
Space component	Up to periods of 8 years from commencement of service
Ground component	Up to periods of 8 years from commencement of service
Furniture, fixtures & equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or the estimated useful lives of the improvements, generally 5 years

The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites, including in-orbit spare satellites (the “Space Component”), and primary and backup control centers and gateways (the “Ground Component”).

The Company records losses from the in-orbit failure of a satellite in the period it is determined that the satellite is not recoverable.

The Company reviews the carrying value of the Globalstar System for impairment every fourth quarter or whenever events or changes in circumstances indicate that the recorded value of the Space Component and Ground Component may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

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

Deferred Financing Costs

These costs represent costs incurred in obtaining long-term debt, credit facilities and long term convertible senior notes. These costs are classified as long-term other assets and are amortized as additional interest expense over the term of the corresponding debt, credit facilities or the first put option date for the long term convertible notes. As of December 31, 2009 and 2008, the Company had net deferred financing costs of $64.2 million and $1.4 million, respectively. The Company incurred an additional $73.6 million in financing costs during 2009. Approximately $6.5 million and $0.4 million of deferred financing costs were recorded as interest expense for the years ended December 31, 2009 and 2008, respectively.

Asset Retirement Obligation

The Company capitalized, as part of the carrying amount, the estimated costs associated with the eventual retirement of five gateways owned by the Company. As of December 31, 2009 and 2008, the Company had accrued approximately $0.8 million and $0.7 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

Revenue Recognition and Deferred Revenues

Monthly access fees billed to retail customers and resellers, representing the minimum monthly charge for each line of service based on its associated rate plan, are billed on the first day of each monthly bill cycle. Airtime minute fees in excess of the monthly access fees are billed in arrears on the first day of each monthly

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The Company also provides certain engineering services to assist customers in developing new applications related to our system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred. The Company records revenues and costs associated with long term engineering contracts on the percentage-of-completion method of accounting.

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

The Company sells SPOT satellite GPS messenger services as annual plans and bills the customer at the time the customer activates the service. The Company defers revenue on such annual service plans upon activation and recognizes it ratably over service term.

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and SPOT satellite GPS messenger product. The Company recognizes revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

At times, the Company will sell subscriber equipment through multi-element contracts that bundle subscriber equipment with services. When the Company sells subscriber equipment and services in bundled arrangements and determines that it has separate units of accounting, the Company will allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. The Company will determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and services when they are sold to customers on a stand-alone basis.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

At December 31, 2009 and 2008, the Company’s deferred revenue aggregated approximately $22.4 million (of which $2.5 million was included in non-current liabilities) and $20.6 million (of which $1.3 million was included in non-current liabilities), respectively.

The Company does not record sales and use tax and other taxes collected from its customers in revenue.

Research and Development Expenses

Research and development costs were $4.3 million, $3.2 million and $2.9 million for 2009, 2008 and 2007, respectively, and are expensed as incurred as cost of services.

Advertising Expenses

Advertising expenses were $3.4 million, $5.4 million and $1.5 million for 2009, 2008 and 2007, respectively, and are expensed as incurred as part of marketing, general and administrative expenses.

Foreign Currency

Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average exchange rates in effect during each period. For 2009, 2008 and 2007, the foreign currency translation adjustments were $4.2 million, $(6.2) million and $4.2 million, respectively.

Foreign currency transaction gains and (losses) are included in net income. Foreign currency transaction gains (losses) were $1.7 million, $(4.5) million and $8.2 million for 2009, 2008 and 2007, respectively. These were classified as other income or expense on the statement of operations.

Income Taxes

Until January 1, 2006, the Company and its U.S. operating subsidiary were treated as partnerships for U.S. tax purposes (Note 8). Generally, taxable income or loss, deductions and credits of the partnership are passed through to its partners. Effective January 1, 2006, the Company elected to be taxed as a C corporation for U.S. tax purposes and began accounting for income taxes as a corporation.

As of December 31, 2009 and 2008, the Company had gross deferred tax assets of approximately $150.9 million and $125.1 million, respectively. The Company established a valuation reserve of $150.9 million and $125.1 million as of December 31, 2009 and 2008, respectively, due to its concern that it may be more likely than not that the Company may not be able to utilize the deferred tax assets.

Stock-Based Compensation

The Company is required to recognize compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Segments

Globalstar operates in one segment, providing voice and data communication services via satellite. As a result, all segment-related financial information is included in the consolidated financial statements.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including the minimum pension liability adjustment and foreign currency translation adjustment, are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Earnings Per Share

The Company is required to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31, 2009
	Income (Numerator)	Weighted-Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and dilutive loss per common share
Net loss	$(74,923)	145,430	$(0.52)

	Year Ended December 31, 2008
	Income (Numerator)	Weighted-Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and dilutive loss per common share
Net Loss	$(15,161)	86,405	$(0.18)

	Year Ended December 31, 2007
	Income (Numerator)	Weighted-Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and dilutive loss per common share
Net loss	$(27,925)	77,169	$(0.36)

For 2009, 2008 and 2007, diluted net loss per share of common stock is the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive. See Note 15 for potentially dilutive shares.

Shares issued under the Share Lending Agreement (17.3 million and 24.2 million shares at December 31, 2009 and 2008, respectively) are included in the computation of basic and diluted loss per share. See Note 15.

Issued Accounting Pronouncements Recently Adopted

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

Effective April 1, 2009, the Company adopted the disclosure requirements of FASB ASC 820-10-50 (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”). These disclosures have been provided in Note 13, “Derivatives.”

Effective January 1, 2009, the Company adopted the fair value measurement and disclosure requirements of FASB ASC 820 (previously SFAS No. 157, “Fair Value Measurements”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820 did not have an impact on the Consolidated Financial Statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In May 2008, the FASB issued guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s 5.75% Convertible Senior Notes (the 5.75% Notes), which are discussed in more detail in Note 15 to the Consolidated Financial Statements, are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense.

This guidance was effective for fiscal years beginning after December 15, 2008 and required retrospective application. During the first quarter of 2009, the Company adopted this guidance. All prior year information has been revised to present the retrospective adoption of this guidance. The adoption of this guidance is described further below and in more detail in Note 19 to the Company’s consolidated financial statements contained in a Current Report on Form 8-K dated August 21, 2009.

The adoption of this guidance changed the Company’s full-year 2008 Consolidated Statements of Operations because the gains associated with conversions and exchanges of 5.75% Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. The Company capitalized the interest associated with the accretion of debt discount recorded in connection with this adoption, which resulted in an increase to property and equipment.

Issued Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06. This ASU amends the ASC guidance on Fair Value Measurements and Disclosures. The ASU requires new disclosures regarding the transfer of items from Levels 1 and 2, new disclosure on the activity within Level 3 fair value measurements and increased disclosure regarding the inputs and valuation techniques for Level 2 and 3 measurements. The adoption of the ASU will increase disclosure but should have no impact on the Company’s financial position, results of operations, and cash flows.

In October 2009, the FASB issued ASU No. 2009-15. This ASU amends the ASC guidance on accounting for share loan facilities. The Company is evaluating the impact of the adoption of this ASU on its financial position, results of operations, and cash flows.

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITION

On December 18, 2009, Globalstar entered into an agreement with Axonn L.L.C. (“Axonn”) pursuant to which one of the Company’s wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of Axonn in exchange for payment at closing of $1.5 million in cash, subject to a working capital adjustment, and $5.5 million in shares of its voting common stock. Of these amounts, $500,000 in cash is held in an escrow account to cover expenses related to the voluntary replacement of first production models of our second-generation SPOT satellite GPS messenger devices. Additionally, 2,750,000 shares of stock are held in escrow for any pre-acquisition contingencies not disclosed during the transaction. Globalstar may be obligated to pay up to an additional $10.8 million for earnout payments based on sales of existing and new products over a five-year earnout period. As of December 31, 2009, the Company’s best estimate of the total earnout will be 100% or $10.8 million; consequently, the Company accrued the fair value of that expected earnout or approximately $6.0 million. Earnout payments will be made principally in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but may be paid in cash after 13 million shares have been issued at Globalstar’s option. Axonn was the principal supplier of the SPOT satellite GPS messenger products.

In connection with the transaction described above, the Company issued 6,298,058 shares of voting common stock to Axonn and certain of its lenders under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The recipients may not sell any of these shares until the first anniversary of the closing.

The following table summarizes the Company’s initial allocation of the purchase price to the assets acquired and liabilities assumed in the acquisition (in thousands):

December 18, 2009
Accounts receivable	$1,176
Inventory	2,424
Property and equipment	931
Intangible assets and goodwill	10,776
Total assets acquired	$15,307
Accounts payable and other accrued liabilities	2,311
Total liabilities assumed	$2,311
Net assets acquired	$12,996

The Company is accounting for the acquisition using the purchase method of accounting. The Company allocated the total estimated purchase prices to net tangible assets and identifiable intangible assets based on their fair values as of the date of the acquisition, recording the excess of the purchase price over those fair values as goodwill. This allocation is preliminary due to the acquisition being completed late in the Company’s fiscal year and the Company will be unable to complete the valuation prior to this report’s filing date. This allocation will be finalized within one year from the acquisition date.

The Company has included the results of operations of Axonn in its consolidated financial statements from the date of acquisition. The results of Axonn prior to the acquisition are not material.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Globalstar System:
Space component	$132,982	$132,982
Ground component	31,623	26,154
Construction in progress:
Second-generation satellites, ground and related launch costs	849,313	516,530
Other	1,223	958
Furniture and office equipment	20,316	16,872
Land and buildings	4,308	3,810
Leasehold improvements	823	687
	1,040,588	697,993
Accumulated depreciation	(78,820)	(55,729)
	$961,768	$642,264

Property and equipment consists of an in-orbit satellite constellation, ground equipment, second-generation satellites under construction and related launch costs, second-generation ground component and support equipment located in various countries around the world.

In June 2009, Globalstar and Thales Alenia Space entered into an amended and restated contract for the construction of second-generation low-earth orbit satellites to incorporate prior amendments, acceleration requests and make other non-material changes to the contract entered into in November 2006. The total contract price, including subsequent additions, is approximately €678.9 million. Upon closing of the Facility Agreement (See Note 15 “Borrowings”), amounts in the escrow account became unrestricted and were reclassed to cash and cash equivalents.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the Control Network Facility) for the Company’s second-generation satellite constellation. The total contract price for the construction and associated services is €9.8 million, consisting primarily of €4.1 million for the Satellite Operations Control Centers, €3.6 million for the Telemetry Command Units and €2.1 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility in the first quarter of 2010.

In September 2007, the Company and Arianespace (the Launch Provider) entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider agreed to make four launches of six satellites each, and the Company had the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $216.1 million. In July 2008, the Company amended its agreement with the Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12% and became payable one month from the corresponding launch date. As of December 31, 2009 and 2008, the Company had approximately none and $47.3 million, respectively, in deferred payments outstanding to the Launch Provider. In June 2009, the Company and the Launch Provider again amended their agreement reducing the number of optional launches from four to one and modifying the agreement in certain other respects including terminating the deferred payment provisions. Notwithstanding the one optional launch, the Company is free to contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT  – (continued)

In May 2008, the Company and Hughes Network Systems, LLC (Hughes) entered into an agreement under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. In January 2010, the Company issued an authorization to proceed on $2.7 million of new features which will result in a revised total contract purchase price of approximately $103.5 million, payable in various increments over a period of 57 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. In August 2009, the Company and Hughes amended their agreement extending the performance schedule by 15 months and revising certain payment milestones. Capitalization of costs has begun based upon reaching technological feasibility of the project. As of December 31, 2009, the Company had made payments of $35.0 million under this contract and expensed $5.7 million of these payments, capitalized $21.8 million under second-generation satellites, ground and related launch costs and $7.5 million is classified as a prepayment in other assets, net.

In October 2008, the Company signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. In December 2009, the Company amended this contract to increase its obligations by $5.1 million for additional deliverables and features. According to the $27.8 million contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations.

As of December 31, 2009 and 2008, capitalized interest recorded was $71.9 million and $37.4 million, respectively. Interest capitalized during 2009 and 2008 was $34.5 million and $36.3 million, respectively. Depreciation expense for 2009 and 2008 was $21.8 million and $26.8 million, respectively.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Accrued interest	$7,434	$14,957
Accrued compensation and benefits	3,404	3,413
Accrued property and other taxes	3,939	3,182
Customer deposits	2,581	2,666
Accrued professional fees	1,641	1,168
Accrued acquisition costs	1,910	—
Accrued commissions	391	448
Accrued telecom	478	433
Warranty reserve	150	101
Accrued second-generation construction and spare satellite launch costs	4,109	35
Other accrued expenses	4,483	3,595
	$30,520	$29,998

Other accrued expenses primarily include outsourced logistics services, storage, maintenance, and roaming charges.

Warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. An accrual is made when it is estimable and probable that a loss has been incurred based on historical experience. Warranty costs are accrued based on historical trends in warranty charges as a

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES  – (continued)

percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped. The resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. The following is a summary of the activity in the warranty reserve account (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$101	$235	$879
Provision	96	67	(177)
Utilization	(47)	(201)	(467)
Balance at end of period	$150	$101	$235

6. PAYABLES TO AFFILIATES

Payables to affiliates relate to normal purchase transactions, excluding interest, and were $0.5 million and $3.3 million at December 31, 2009 and 2008, respectively.

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For 2009, 2008 and 2007, total expenses were approximately $146,000, $219,000 and $182,000, respectively. For 2009, 2008 and 2007, the Company also recorded $337,000, $449,000 and $420,000, respectively, of non-cash expenses related to services provided by two executive officers of Thermo (who are also Directors of the Company) who receive no cash compensation from the Company which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

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

Components of the net periodic pension cost of the Company’s contributory defined benefit pension plan for the years ended December 31, were as follows (in thousands):

	2009	2008	2007
Interest and service cost	$805	$759	$761
Expected return on plan assets	(634)	(843)	(802)
Actuarial loss, net	296	16	62
Net periodic pension cost (income)	$467	$(68)	$21

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PENSIONS AND OTHER EMPLOYEE BENEFITS  – (continued)

As of the measurement date (December 31), the status of the Company’s defined benefit pension plan was as follows (in thousands):

	2009	2008
Benefit obligation, beginning of year	$13,453	$13,183
Interest and service cost	805	759
Actuarial (gain) loss	983	248
Benefits paid	(807)	(737)
Benefit obligation, end of year	$14,434	$13,453
Fair value of plan assets, beginning of year	$8,671	$11,404
Actual return (loss) on plan assets	1,728	(2,441)
Employer contributions	343	444
Benefits paid	(807)	(736)
Fair value of plan assets, end of year	$9,935	$8,671
Funded status, end of year	$(4,499)	$(4,782)
Unrecognized net actuarial loss	4,773	5,180
Net amount recognized	$274	$398
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(4,499)	$(4,782)
Accumulated other comprehensive loss	4,773	5,180
Net amount recognized	$274	$398

At December 31, 2009, and 2008, the fair value of plan assets less benefit obligation was recognized as a non-current liability on the Company’s balance sheet in the amount of $4.5 million and $4.8 million, respectively.

The assumptions used to determine the benefit obligations at December 31 were as follows:

	2009	2008
Discount rate	5.60%	5.75%
Rate of compensation increase	N/A	N/A

The principal actuarial assumptions to determine net period benefit cost for the years ended December 31 were as follows:

	2009	2008	2007
Discount rate	5.75%	6.00%	5.75%
Expected rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PENSIONS AND OTHER EMPLOYEE BENEFITS  – (continued)

The plan assets are invested in various mutual funds which have quoted prices. The defined benefit pension plan asset allocation as of the measurement date (December 31) and the target asset allocation, presented as a percentage of total plan assets were as follows:

	2009	2008	Target Allocation
Debt securities	40%	50%	35% – 50%
Equity securities	57%	47%	50% – 60%
Other investments	3%	3%	0% – 5%
Total	100%	100%

The benefit payments to retirees are expected to be paid as follows (in thousands):

Years Ending December 31,
2010	$792
2011	822
2012	843
2013	862
2014	879
2015 – 2019	$4,487

For 2009 and 2008, the Company contributed $343,000 and $444,000, respectively, to the Globalstar Plan. The Company expects to contribute a total of approximately $278,000 to the Globalstar Plan in 2010.

Other Employee Plans

The Company has established various other employee benefit plans, which include an employee incentive program, and other employee/management incentive compensation plans. The employee/management compensation plans are based upon annual performance measures and other criteria and are paid in shares of the Company’s common stock. The total expenses related to these plans for the years ended December 31, 2009, 2008 and 2007 were $9.9 million, $12.5 million and $9.6 million, respectively.

On August 1, 2001, Old Globalstar adopted a defined contribution employee savings plan, or “401(k),” which provided that Old Globalstar would match the contributions of participating employees up to a designated level. Prior to August 1, 2001, Old Globalstar’s employees participated in the Loral 401(k) plan. This plan was continued by New Globalstar. Under this plan, the matching contributions were approximately $395,000, $508,000 and $341,000 for 2009, 2008 and 2007, respectively.

8. TAXES

Until January 1, 2006, the Company and its U.S. operating subsidiaries were treated as partnerships for U.S. tax purposes. Generally, taxable income or loss, deductions and credits of the partnership are passed through to its partners. Effective January 1, 2006, the Company elected to be taxed as a C corporation for U.S. tax purposes, and the Company and its U.S. operating subsidiaries began accounting for income taxes as a corporation.

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. TAXES  – (continued)

The Company also recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carry-forwards; (iii) taxable income in prior carry-back year(s) if carry-back is permitted under applicable tax law; and (iv) tax planning strategies.

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal tax (benefit)	$—	$—	$—
State tax	85	21	98
Foreign tax	(101)	(1,302)	3,320
Total	(16)	(1,281)	3,418
Deferred:
Federal and state tax (benefit)	—	(2,763)	—
Foreign tax (benefit)	0	1,761	(554)
Total	0	(1,002)	(554)
Income tax expense (benefit)	$(16)	$(2,283)	$2,864

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S. income (loss)	$(69,490)	$1,003	$(17,545)
Foreign income (loss)	(5,449)	(18,447)	(7,516)
Total income (loss) before income taxes	$(74,939)	$(17,444)	$(25,061)

As of December 31, 2009, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $300.7 million and $ 63.2 million, respectively. As of December 31, 2008, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $ 196.0 million and $52.8 million, respectively. The net operating loss carry-forwards expire on various dates beginning in 2010. A small amount of the net operating loss carryforwards do not expire which are some of the foreign carryforwards.

The Company has not provided for United States income taxes and foreign withholding taxes on approximately $2.9 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

Commencing in May 2008, the Company issued $150.0 million of 5.75% Notes. During the fourth quarter of 2008, some of these note holders converted or exchanged their 5.75% Notes for common stock, which resulted in a taxable gain in the U.S. of approximately $71.8 million. On January 1, 2009, the Company adopted ASC 470-20, which was effective retrospectively. Prior to this adoption, the Company had recorded the net tax effect of the conversions and exchanges of the 5.75% Notes during the fourth quarter of 2008 against additional-paid-in-capital and reduced its deferred tax asset at December 31, 2008. The adoption resulted in the Company’s recording of a gain from the exchanges and conversions of the 5.75% Notes.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. TAXES  – (continued)

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2009	2008
Federal and foreign net operating loss and credit carry-forwards	$134,756	$75,121
Property and equipment and other long term	3,786	35,286
Accruals and reserves	12,355	14,714
Deferred tax assets before valuation allowance	150,897	125,121
Valuation allowance	(150,897)	(125,121)
Net deferred income tax assets	$—	$—

The change in the valuation allowance during 2009 and 2008 was $25.8 million and $2.7 million, respectively.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Provision at U.S. statutory rate of 35%	$(26,227)	$(6,106)	$(8,762)
Nontaxable partnership interest	—	—	—
State income taxes, net of federal benefit	(4,086)	60	(1,053)
Incorporation of U.S. company	—	—	—
Change in valuation allowance	25,776	1,698	7,195
Effect of foreign income tax at various rates	594	759	1,664
Permanent differences	579	1,322	1,072
Other (including amounts related to prior year tax matters)	3,348	(16)	2,748
Total	$(16)	$(2,283)	$2,864

Tax Audits

The Company operates in various U.S. and foreign tax jurisdictions. The process of determining its anticipated tax liabilities involves many calculations and estimates which are inherently complex. The Company believes that it has complied in all material respects with its obligations to pay taxes in these jurisdictions. However, its position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully its current tax positions, or if there were changes in the manner in which we conduct its activities, the Company could become subject to material unanticipated tax liabilities. It may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.

A tax authority has previously notified the Company that the Company (formerly known as Globalstar LLC), one of its subsidiaries, and its predecessor, Globalstar L.P., were under audit for the taxable years ending December 31, 2005, December 31, 2004, and June 29, 2004, respectively. During the taxable years at issue, the Company, its predecessor, and its subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the Internal Revenue Service (“IRS”) issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. The Company disagrees with the proposed adjustments, and intends to pursue the matter through applicable IRS and judicial procedures as appropriate.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. TAXES  – (continued)

As a result of the Company not yet realizing any current tax benefits related to the deductions from the proposed adjustments, the Company would not incur any current additional tax as a result of any adjustment. However, if there is any adjustment to the basis of the assets, this could reduce the Company’s net operating losses and allowed deductions in future years which could negatively impact its future cash flow. The potential impact of such a possibility has been considered in the Company’s analysis and it has adjusted its gross deferred tax asset before valuation allowance to a tax position that is more likely than not to be sustained.

Except for the IRS audit noted above, neither the Company nor any of its subsidiaries are currently under audit by the Internal Revenue Service (“IRS”) or by any state jurisdiction in the United States. The Company’s corporate U.S. tax returns for 2006 and 2007 and its U.S. partnership tax returns filed for years prior to 2006 remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

In the Company’s international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years in most of the Company’s international tax jurisdictions.

The reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

2009
Gross unrecognized tax benefits at January 1, 2009	$80,791
Gross increases (decrease) based on tax positions related to current year	(2,011)
Reductions to tax positions related to prior years Audit settlements paid during 2009	0
Gross unrecognized tax benefits at December 31, 2009	$78,780

The total unrecognized tax benefit of $78.7 million at December 31, 2009 included $6.3 million which, if recognized, could potentially reduce the effective income tax rate in future periods.

In connection with the FIN 48 adjustment, at December 31, 2009 and 2008, the Company recorded interest and penalties of $1.2 million and $0.8 million, respectively.

It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2009 will not materially change in the next 12 months; any changes are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating its tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. GEOGRAPHIC INFORMATION

The revenue by geographic location is presented net of eliminations for intercompany sales, and is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Service:
United States	$29,994	$32,092	$43,214
Canada	12,774	19,500	26,445
Central and South America	4,778	5,947	2,883
Europe	2,338	3,521	4,692
Others	344	734	1,079
Total service revenue	50,228	61,794	78,313
Subscriber equipment:
United States	5,395	12,513	7,303
Canada	2,815	6,886	5,656
Central and South America	1,584	2,601	1,161
Europe	800	1,895	5,334
Others	3,457	366	631
Total subscriber equipment revenue	14,051	24,261	20,085
Total revenue	$64,279	$86,055	$98,398

The long-lived assets (property and equipment) by geographic location are as follows (in thousands):

	December 31,
	2009	2008
Long-lived assets:
United States	$951,952	$631,857
Central and South America	6,879	7,082
Canada	650	919
Europe	26	130
Others	2,261	2,276
Total long-lived assets	$961,768	$642,264

10. RELATED PARTY TRANSACTIONS

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory. As of December 31, 2009 and 2008, total advances to Qualcomm for inventory were $9.2 million. As of each of December 31, 2009 and 2008, the Company had outstanding commitment balances of approximately $49.4 million. On October 28, 2008, the Company amended its agreement with Qualcomm to extend the term for 12 months and defer delivery of mobile phones and related equipment until April 2010 through July 2011.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo was assigned all the rights (except indemnification rights) and assumed all the

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS  – (continued)

obligations of the administrative agent and the lenders under the amended and restated credit agreement, and the credit agreement was again amended and restated. In connection with fulfilling the conditions precedent to funding under the Company’s Facility Agreement, in June 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of the Company’s 8% Notes, provided a $2.3 million short-term loan to the Company, and loaned $25.0 million to the Company to fund its debt service reserve account (See Note 15 “Borrowings”).

During 2009 and 2008, the Company purchased approximately $3.7 million and $7.7 million, respectively, of services and equipment from a company whose non-executive chairman serves as a member of the Company’s board of directors.

Purchases and other transactions with affiliates

Total purchases and other transactions from affiliates, excluding interest and capital transactions, were $4.0 million and $7.9 million for 2009 and 2008, respectively.

11. COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Obligations

Globalstar currently has several operating leases for facilities throughout the United States and around the world, including California, Florida, Texas, Canada, Ireland, France, Venezuela, Brazil, Panama, and Singapore. The leases expire on various dates through August 2015. The following table presents the future minimum lease payments (in thousands):

Years Ending December 31,
2010	$1,619
2011	1,071
2012	1,035
2013	748
2014	192
Thereafter	116
Total minimum lease payments	$4,781

Rent expense for 2009, 2008 and 2007 were approximately $1.8 million, $1.6 million and $1.4 million, respectively.

Contractual Obligations

The Company has purchase commitments with Thales, Arianespace, Ericsson, Hughes and other venders totaling approximately $219.8 million, $184.4 million, $110.7 million, $83.4 million and $13.9 million in 2010, 2011, 2012, 2013, 2014 and thereafter, respectively. The Company expects to fund its long-term capital needs with any remaining funds available under its Facility Agreement, cash flow, which it expects will be generated primarily from sales of its Simplex products and services, including its SPOT satellite GPS messenger products and services, and the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES  – (continued)

IPO Securities Litigation.  On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its then-current CEO and CFO in the Southern District of New York alleging that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. The parties and the Company’s insurer have agreed to a settlement of the litigation for $1.5 million to be paid by the insurer, which received the presiding judge’s preliminary approval on September 18, 2009. After a hearing on February 18, 2010, the judge approved the settlement.

Walsh and Kesler v. Globalstar, Inc. (formerly Stickrath v. Globalstar, Inc.).  On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. In July 2008, the Company filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint substituting Messrs. Walsh and Kesler as the named plaintiffs. A joint notice of settlement was filed with the court on March 9, 2010. The Company has recorded a liability for this settlement; however, the amount is not material.

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

Appeal of FCC L-Band Decision.  On November 9, 2007, the FCC released a Second Order on Reconsideration, Second Report and Order and Notice of Proposed Rulemaking. In the Report and Order (“R&O”) portion of the decision, the FCC effectively decreased the L-band spectrum available to the Company while increasing the L-band spectrum available to Iridium Communications by 2.625 MHz. On February 5, 2008, the Company filed a notice of appeal of the FCC’s decision in the U.S. Court of Appeals for the D.C. Circuit. Briefs were filed and oral argument was held on February 17, 2009. On May 1, 2009, the court issued a decision denying the Company’s appeal and affirming the FCC’s decision. Globalstar has not undertaken any further appeals.

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

Sorensen Research & Development Trust v. Axonn LLC, et al.  On July 2, 2008, the Company’s subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the SPOT satellite GPS messenger violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, has assumed responsibility for managing the case under an indemnity agreement with the Company and Spot LLC. Axonn was unable to negotiate a mutually acceptable

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES  – (continued)

settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and the Company in the U.S. District Court for the Southern District of California. The Company and Axonn filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent. The court granted the motion for stay on July 29, 2009. In connection with the Company’s acquisition of Axonn’s assets in December 2009, Axonn agreed to continue to be responsible for this case, subject to certain limitations. If Axonn fails to perform this obligation, however, the Company’s recourse is generally limited to seeking recovery from its stock held in escrow or reducing the earnout payments that may otherwise be owed to Axonn under the acquisition agreement.

YMax Communications Corp. v. Globalstar, Inc. and Spot LLC.  On May 6, 2009, YMax Communications Corp. filed a patent infringement complaint against the Company and its subsidiary, Spot LLC, in the Delaware U.S. District Court (Civ. Action No. 09-329) alleging that the SPOT satellite GPS messenger service infringes a patent for which YMax is the exclusive licensee. The complaint followed an exchange of correspondence between the Company and YMax in which the Company endeavored to explain why the SPOT service does not infringe the YMax patent. Globalstar filed its answer to the complaint on June 26, 2009. On February 11, 2010, the Company and Ymax agreed to settle the dispute on mutually acceptable terms, and on February 17 the court approved the settlement. The Company has recorded a liability for this settlement; however, the amount is not material.

12. EQUITY INCENTIVE PLAN

The Company’s 2006 Equity Incentive Plan (the Equity Plan) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. In January 2008, the Company’s Board of Directors approved the addition of approximately 1.7 million shares of the Company’s common stock to the shares available for issuance under the Equity Plan. The Company’s stockholders approved the Amended and Restated Equity Plan on May 13, 2008, which added an additional 3.0 million shares of the Company’s common stock to the shares available for issuance under the Equity Plan. In January and August 2009, the Company’s Board of Directors approved an additional 2.7 million shares and 10.0 million shares, respectively, of the Company’s common stock to the shares available for issuance under the Equity Plan. At December 31, 2009, the number of shares of common stock that remained available for issuance under the Equity Plan was approximately 6.6 million. Equity awards granted to employees in 2008 and 2009 under the Equity Plan consisted of primarily restricted stock awards and restricted stock units. Equity awards generally vest over a period of 2-5 years from the date of grant. The fair value of the restricted stock awards and restricted stock units is based upon the fair value of the Company’s common stock on the date of grant.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EQUITY INCENTIVE PLAN  – (continued)

The effect of recording stock based compensation expense for 2009, 2008 and 2007 was as follows (in millions):

For the year ended December 31, 2009	Stock options	RSUs	Total
Cost of services (includes research and development)	$—	$2.2	$2.2
Marketing, general and administrative	2.9	4.8	7.7
Total compensation expense	2.9	7.0	9.9
Income tax benefit	(0.3)	(0.7)	(1.0)
Total compensation expense, net of tax	$2.6	$6.3	$8.9

For the year ended December 31, 2008	Stock options	RSUs	Total
Cost of services (includes research and development)	$—	$2.9	$2.9
Marketing, general and administrative	0.3	9.3	9.6
Total compensation expense	0.3	12.2	12.5
Income tax benefit	(0.1)	(0.6)	(0.7)
Total compensation expense, net of tax	$0.2	$11.6	$11.8

For the year ended December 31, 2007	Stock options		RSUs	Total
Cost of services (includes research and development)	$	N/A	$1.9	$1.9
Marketing, general and administrative		N/A	7.7	7.7
Total compensation expense		N/A	9.6	9.6
Income tax benefit		N/A	(0.4)	(0.4)
Total compensation expense, net of tax	$	N/A	$9.2	$9.2

At December 31, 2009 and 2008, the amount related to non-vested shares expected to be amortized over the remaining vesting period was $14.5 million and $13.7 million, respectively. At December 31, 2009 and 2008, the weighted average remaining vesting term of the non-vested shares was 2.1 years and 1.2 years, respectively.

The fair value of stock based awards was estimated using either a Black-Scholes model or a Binomial Lattice model, both of which requires the use of employee exercise behavior data and the use of assumptions including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the range of assumptions used to determine the fair value the stock based awards and the related weighted average fair values:

Years Ended	2009		2008		2007
	Options	RSUs	Options	RSUs	Options	RSUs
Expected volatility	60% – 120%	N/A	60% – 120%	N/A	N/A	N/A
Risk-free interest rate	<1%	<1%	1% – 3%	1% – 3%	N/A	1% – 3%
Turnover rate	0% – 9%	0% – 9%	0% – 7%	0% – 7%	N/A	0% – 7%
Dividends	—	—	—	—	N/A	—
Expected life of options (years)	2 – 10	1 – 3	2 – 10	1 – 3	N/A	1 – 3

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EQUITY INCENTIVE PLAN  – (continued)

The Company adjusts its estimates of expected equity awards forfeitures based upon its review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate for all expense is recognized in the period in which the forfeiture estimate is changed. The effect of forfeiture adjustments for the year ended December 31, 2009 and 2008 was $1.5 million and $1.4 million, respectively. The effect of changes to the forfeiture estimates during the year ended December 31, 2007 was insignificant.

Effective August 10, 2007 (the “Effective Date”), the board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company’s Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company’s 2006 Equity Incentive Plan to five executive officers (the “Participants”). Each award agreement provides that the recipient will receive awards of restricted common stock (or, for the non-U.S. Participant, restricted stock units, which upon vesting, each entitle him to one share of Globalstar common stock). Total benefits per Participant (valued at the grant date) are approximately $6.0 million, which represents an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new award agreements extend the vesting period by up to two years through 2011 and provide for payment in shares of common stock instead of cash, thereby enabling the Company to conserve its cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades. At December 31, 2009, the amount related to non-vested share awards related to the Company’s Executive Incentive Compensation Plan expected to be amortized over the remaining vesting period was $3.9 million.

A summary of the nonvested shares under the Company’s restricted stock and restricted unit awards and changes during the years, is presented below:

	2009		2008		2007
Issued Nonvested Restricted Stock Awards and Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value Per Share	Shares	Weighted- Average Grant-Date Fair Value Per Share	Shares	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1	2,483,412	$8.92	1,618,743	$15.00	221,873	$15.00
Granted	9,076,652	0.88	2,297,173	4.12	1,470,138	10.29
Vested	(7,818,773)	0.79	(1,387,668)	3.44	(50,095)	9.97
Forfeited	(179,562)	8.77	(44,836)	9.71	(23,173)	14.41
Outstanding at December 31	3,561,729	$6.29	2,483,412	$8.92	1,618,743	$11.06

13. DERIVATIVES

In July 2006, in connection with entering into its credit agreement with Wachovia, which provided for interest at a variable rate (See Note 15 “Borrowings”), the Company entered into a five-year interest rate swap agreement. The interest rate swap agreement reflected a $100.0 million notional amount at a fixed interest rate of 5.64%. The interest rate swap agreement did not qualify for hedge accounting treatment. The decline in fair value for 2008 was charged to “Derivative loss, net” in the accompanying Consolidated Statements of Operations. The interest rate swap agreement was terminated on December 10, 2008, by the Company making a payment of approximately $9.2 million.

In June 2009, in connection with entering into the Facility Agreement (See Note 15 “Borrowings”), which provides for interest at a variable rate, the Company entered into ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DERIVATIVES  – (continued)

4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in “Derivative loss, net” in the accompanying Consolidated Statement of Operations.

The Company recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) as a compound embedded derivative liability within Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes (See Note 15 “Borrowings”). The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes (See Note 15 “Borrowings”), the Company recorded the warrants as Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

The Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement (See Note 15 “Borrowings”), were a liability and recorded it as a component of Other Non-Current Liabilities, at issuance. The corresponding benefit is recorded in prepaid and other non-current assets and is being amortized over the one-year availability period. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a risk-neutral binomial model.

None of the derivative instruments described above was designated as a hedge. The following tables disclose the fair value of the derivative instruments as of December 31, 2009 and 2008, and their impact on the Company’s Consolidated Statements of Operations for 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap derivative	Other assets, net	$6,801	N/A		N/A
Compound embedded conversion option	Derivative liabilities	(14,235)	N/A		N/A
Warrants issued with 8.00% Notes	Derivative liabilities	(27,711)	N/A		N/A
Warrants issued in conjunction with contingent equity agreement	Derivative liabilities	(7,809)	N/A		N/A
Total		$(42,954)		$	N/A

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DERIVATIVES  – (continued)

	Year ended December 31,
	2009		2008
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate swap derivative	N/A	N/A	Derivative loss, net	$(3,259)
Interest rate cap derivative	Derivative loss, net	(5,624)	N/A	N/A
Compound embedded conversion option	Derivative loss, net	2,997	N/A	N/A
Warrants issued with 8.00% Notes	Derivative loss, net	(14,920)	N/A	N/A
Warrants issued in conjunction with contingent equity agreement	Derivative loss, net	1,962	N/A	N/A
Total		$(15,585)		$(3,259)

14. OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss were as follows (in thousands):

	December 31,
	2009	2008
Accumulated minimum pension liability adjustment	$(4,773)	$(5,180)
Accumulated net foreign currency translation adjustment	3,055	(1,124)
Total accumulated other comprehensive loss	$(1,718)	$(6,304)

15. BORROWINGS

Current portion of long term debt

The current portion of long term debt at December 31, 2009 consisted of a loan of $2.3 million from Thermo which is payable within one year at an annual interest rate of 12%. The current portion of long term debt at December 31, 2008 consisted of $33.6 million due to the Company’s vendors under vendor financing agreements. Details of vendor financing agreements are described later in this Note.

Long Term Debt:

Long term debt consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Amended and Restated Credit Agreement:
Term Loan	$—	$100,000
Revolving credit loans	—	66,050
Total Borrowings under Amended and Restated Credit Agreement	—	166,050
5.75% Convertible Senior Notes due 2028	53,359	48,670
8.00% Convertible Senior Unsecured Notes	17,396	—
Vendor Financing (long term portion)	—	23,625
Facility Agreement	371,219	—
Subordinated loan	21,577	—
Total long term debt	$463,551	$238,345

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

Borrowings under Facility Agreement

On June 5, 2009, the Company entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. Ninety-five percent of the Company’s obligations under the agreement are guaranteed by COFACE, the French export credit agency. The initial funding process of the Facility Agreement began on June 29, 2009 and was completed on July 1, 2009. The facility is comprised of:

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

The facility will mature 96 months after the first repayment date. Scheduled semi-annual principal repayments will begin the earlier of eight months after the launch of the first 24 satellites from the second generation constellation or December 15, 2011. The facility will bear interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Interest payments will be due on a semi-annual basis beginning January 2010.

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

The Company may prepay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio, (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates and (c) limit capital expenditures incurred by the Company to no more than $391.0 million in 2009 and $234.0 million in 2010. The Company is permitted to make cash payments under the terms of its 5.75% Notes. At December 31, 2009, the Company was in compliance with the covenants of the Facility Agreement.

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

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

The Company determined that the warrant was an equity instrument and recorded it as a part of its stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the face value of the loan. The Company is accreting the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest rate method. At issuance, the Company allocated the proceeds under the subordinated loan agreement to the underlying debt and the warrants based upon their relative fair values.

Contingent Equity Agreement

On June 19, 2009, the Company entered into a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company will be required to make drawings from this account if and to the extent it has an actual or projected deficiency in its ability to meet indebtedness obligations due within a forward-looking 90 day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement. If the Company makes any drawings from the contingent equity account, it will issue Thermo shares of common stock calculated using a price per share equal to 80% of the volume-weighted average closing price of the common stock for the 15 trading days immediately preceding the draw. Thermo may withdraw undrawn amounts in the account after the Company has made the second scheduled repayment under the Facility Agreement, which the Company currently expects to be no later than June 15, 2012.

The Contingent Equity Agreement also provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This fee is payable solely in warrants to purchase Common Stock at $0.01 per share with a five-year exercise period from issuance. The number of shares subject to the warrants issuable is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the Company’s common stock price on valuation dates. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the common stock price used in the calculation will be the lower of the Company’s common stock price on the issuance date and the valuation dates. On each of June 19, 2010 and June 19, 2011, additional warrants covering a number of shares equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date will be issued and subject to the reset provision one year after initial issuance of the warrants. On December 31, 2009, the common stock price used to calculate the first tranche of warrants issued on June 19, 2009 was reset to $0.87 and will be subject to another reset on June 19, 2010 should the common stock price be lower than $0.87 per common share. The Company issued Thermo a warrant to purchase 4,379,562 shares of Common Stock for this fee at origination of the agreement and on December 31, 2009 issued an additional warrant to purchase an additional 2,516,990 shares of common stock due to the reset provisions in the agreement. No voting common stock is issuable if it would

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

The Company determined that the warrants issued in conjunction with the availability fee were a liability and recorded it as a component of Other Non-Current Liabilities, at issuance. The corresponding benefit is recorded in other assets, net and will be amortized over the one year of the availability period.

8.00% Convertible Senior Notes

On June 19, 2009, the Company sold $55 million in aggregate principal amount of 8.00% Notes and warrants (Warrants) to purchase 15,277,771 shares of the Company’s common stock at an initial exercise price of $1.80 per share to selected institutional investors (including an affiliate of Thermo) in a direct offering registered under the Securities Act of 1933.

The Warrants have full ratchet anti-dilution protection, and the exercise price of the Warrants is subject to adjustment under certain other circumstances. In addition, if the closing price of the common stock on September 19, 2010 is less than the exercise price of the Warrants then in effect, the exercise price of the Warrants will be reset to equal the volume-weighted average closing price of the common stock for the previous 15 trading days. In the event of certain transactions that involve a change of control, the holders of the Warrants have the right to make the Company purchase the Warrants for cash, subject to certain conditions. The exercise period for the Warrants began on December 19, 2009 and will end on June 19, 2014.

In December 2009, the Company issued stock at $0.87 per share, which is below the initial set price of $1.80 per share, in connection with its acquisition of the assets of Axonn. Given this transaction and the related provisions in the warrant agreements, the holders of the Warrants received additional warrants to purchase 16.2 million shares of common stock. Additionally, the conversion price of the 8.00% Notes, which are convertible into shares of common stock, was reset to $1.78 per share of common stock.

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

Holders may convert their 8.00% Notes at any time. The current base conversion price for the 8.00% Notes is $1.78 per share or 562.2 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the volume-weighted average closing price for one share of the Company’s common stock for the 15 trading days immediately preceding September 19, 2010 (“reset day price”) is less than the base conversion price then in effect, the base conversion rate shall be adjusted to equal the reset day price. If the Company issues or sells shares of its common stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. If at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into common stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the common stock for the 10 trading days immediately preceding the Conversion Date. As of December 31, 2009, approximately $10.7 million of the 8.00% Notes had been converted resulting in the issuance of approximately 10.4 million shares of common stock. At December 31, 2009, $44.3 million in 8.00% Notes remained outstanding.

Subject to certain exceptions set forth in the supplemental indenture, if certain changes of control of the Company or events relating to the listing of the common stock occur (a “fundamental change”), the 8.00% Notes are subject to repurchase for cash at the option of the holders of all or any portion of the 8.00% Notes at a purchase price equal to 100% of the principal amount of the 8.00% Notes, plus a make-whole payment and accrued and unpaid interest, if any. Holders that require the Company to repurchase 8.00% Notes upon a fundamental change may elect to receive shares of common stock in lieu of cash. Such holders will receive a number of shares equal to (i) the number of shares they would have been entitled to receive upon conversion of the 8.00% Notes, plus (ii) a make-whole premium of 12% or 15%, depending on the date of the fundamental change and the amount of the consideration, if any, received by the Company’s stockholders in connection with the fundamental change.

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

The Company evaluated the various embedded derivatives resulting from the conversion rights and features within the Indenture for bifurcation from the 8.00% Notes. Based upon its detailed assessment, the Company concluded that the conversion rights and features could not be either excluded from bifurcation as a result of being clearly and closely related to the 8.00% Notes or were not indexed to the Company’s common stock and could not be classified in stockholders’ equity if freestanding. The Company recorded this compound embedded derivative liability as a component of Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the compound embedded derivative liability is being marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions and reset features in the Warrants, the Company recorded the Warrants as a component of Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the Warrants liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the Warrants liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrants derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

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

On June 19, 2009, Thermo exchanged all of the outstanding secured debt (including accrued interest) owed to it by the Company under the credit agreement, which totaled approximately $180.2 million, for one share of Series A Convertible Preferred Stock (the Series A Preferred), and the credit agreement was terminated. In December 2009, the one share of Series A Preferred was converted into 109,424,034 shares of voting common stock and 16,750,000 shares of non-voting common stock.

The Company determined that the exchange of debt for Series A Preferred was a capital transaction and did not record any gain as a result of this exchange.

The delayed draw term loan facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during 2009 and 2008 were not material. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The Company terminated this interest rate swap agreement on December 10, 2008 (see Note 13 “Derivatives”).

5.75% Convertible Senior Notes due 2028

The Company issued $150.0 million aggregate principal amount of 5.75% Notes pursuant to a Base Indenture and a Supplemental Indenture each dated as of April 15, 2008.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At December 31, 2009 and 2008, the balance in the escrow account was $6.2 million and $14.4 million, respectively.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

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

Holders who convert their 5.75% Notes in connection with certain events occurring on or prior to April 1, 2013 constituting a “make whole fundamental change” (as defined below) will be entitled to an increase in the conversion rate as specified in the indenture governing the 5.75% Notes. The number of additional shares by which the applicable base conversion rate will be increased will be determined by reference to the applicable table below and is based on the date on which the make whole fundamental change becomes effective (the effective date) and the price (the stock price) paid, or deemed paid, per share of the Company’s common stock in the make whole fundamental change, subject to adjustment as described below. If the holders of common stock receive only cash in a make whole fundamental change, the stock price will be the cash amount paid per share of the Company’s common stock. Otherwise, the stock price will be the average of the closing sale prices of the Company’s common stock for each of the 10 consecutive trading days prior to, but excluding, the relevant effective date.

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

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

Notwithstanding the foregoing, the base conversion rate will not exceed 240.9638 shares of common stock per $1,000 principal amount of 5.75% Notes, subject to adjustment in the same manner as the base conversion rate.

Except as described above with respect to holders of 5.75% Notes who convert their 5.75% Notes prior to April 1, 2013, there is no circumstance in which holders could receive cash in addition to the maximum number of shares of common stock issuable upon conversion of the 5.75% Notes.

If the Company makes at least 10 scheduled semi-annual interest payments, the 5.75% Notes are subject to redemption at the Company’s option at any time on or after April 1, 2013, at a price equal to 100% of the principal amount of the 5.75% Notes to be redeemed, plus accrued and unpaid interest, if any.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

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

Conversion of 5.75% Notes

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into common stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued for a combination of common stock and cash. The Company has issued approximately 23.6 million shares of its common stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of the Company’s common stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at December 31, 2009 and 2008.

Common Stock Offering and Share Lending Agreement

Concurrently with the offering of the 5.75% Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the Borrower), pursuant to which the Company agreed to lend up to 36,144,570 shares of common stock (the Borrowed Shares) to the Borrower, subject to certain adjustments, for a period ending on the earliest of (i) at the Company’s option, at any time after the entire principal amount of the 5.75% Notes ceases to be outstanding, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower must return the Borrowed Shares to the Company. Upon the conversion of 5.75% Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to the Company. At the Company’s election, the Borrower may deliver cash equal to the market value of the corresponding Borrowed Shares instead of returning to the Company the Borrowed Shares otherwise required by conversions of 5.75% Notes.

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At December 31, 2009, approximately 17.3 million Borrowed Shares remained outstanding.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

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

As a result of this amendment, the Company believes that, under generally accepted accounting principles in the United States as currently in effect, the approximately 17.3 million Borrowed Shares outstanding at December 31, 2009 under the Share Lending Agreement will be considered outstanding for the purpose of computing and reporting its earnings per share. Prior to this amendment, the Company did not consider the Borrowed Shares outstanding for the purpose of computing and reporting its earnings per share due to the substantial elimination of the economic dilution due to contractual provisions that otherwise would have resulted from the issuance of the Borrowed Shares.

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BORROWINGS  – (continued)

In May 2008, the FASB issued guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s 5.75% Notes are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense.

Upon adoption of the accounting guidance the Company recorded a decrease in long-term debt of approximately $23.1 million; an increase in its stockholders’ equity of approximately $28.3 million; and an increase in its net property, plant and equipment of approximately $5.9 million as of December 31, 2008. This adoption changed the Company’s full year 2008 Consolidated Statement of Operations, because the gains associated with conversions and exchanges of 5.75% Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. This adoption impacted the Company’s Consolidated Statement of Operations for 2008 by reducing the net loss by approximately $52.9 million. At December 31, 2009 and 2008, the remaining term for amortization associated with debt discount was approximately 39 and 51 months, respectively. The annual effective interest rate utilized for the amortization of debt discount during 2009 and 2008 was 9.14%. The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during 2009 and 2008, was $8.8 million and $11.7 million, respectively, all of which was capitalized. The carrying amount of the equity and liability component, as of December 31, 2009 and 2008, is presented below (in thousands)

	December 31, 2009	December 31, 2008
Equity	$54,675	$54,675
Liability:
Principal	71,804	71,804
Unamortized debt discount	(18,445)	(23,134)
Net carrying amount of liability	$53,359	$48,670

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

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes and warrants issued with the 8.00% Notes and contingent equity agreement. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations. The Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc. (see Note 15); (ii) stock price volatility ranges from 34% – 117%; (iii) risk-free interest rates ranges from 0.47% – 3.85%; (iv) dividend yield of 0%; (v) conversion prices of $1.78; and (vi) market price at the valuation date of $0.87.

The Company had no financial instruments at December 31, 2008. The following table presents the financial instruments that are carried at fair value as of December 31, 2009:

			Fair Value Measurements at December 31, 2009 using
(In Thousands)	December 31, 2008		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Other assets:
Interest rate cap derivative	$	N/A	$—	$6,801	$—	$6,801
Total other assets measured at fair value		N/A	—	$6,801	—	6,801
Other non-current liabilities:
Compound embedded conversion option		N/A	—	—	(14,235)	(14,235)
Warrants issued with 8.00% Notes		N/A	—	—	(27,711)	(27,711)
Warrants issued with contingent equity agreements		N/A	—	—	(7,809)	(7,809)
Total non-current liabilities measured at fair value		$—	$—	$—	$(49,755)	$(49,755)

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for 2009 as follows (in thousands):

Balance at December 31, 2008	$—
Issuance of compound embedded conversion option and warrant liabilities	(42,333)
Derivative adjustment related to conversions	2,539
Unrealized loss, included in derivative loss, net on the income statement	(9,961)
Balance at December 31, 2009	$(49,755)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except per share amounts)
Total revenue	$15,163	$15,716	$17,521	$15,879
Net loss	$(21,758)	$(13,762)	$(5,519)	$(33,884)
Basic loss per common share	$(0.17)	$(0.10)	$(0.04)	$(0.20)
Diluted loss per common share	$(0.17)	$(0.10)	$(0.04)	$(0.20)
Shares used in basic per share calculations	128,608	133,880	144,827	172,451
Shares used in diluted per share calculations	128,608	133,880	144,827	172,451

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share amounts)
Total revenue	$22,134	$22,999	$22,525	$18,397
Net income (loss)	$(6,635)	$(7,177)	$(26,019)	$24,670
Basic earnings (loss) per common share	$(0.08)	$(0.09)	$(0.31)	$0.27
Diluted earnings (loss) per common share	$(0.08)	$(0.09)	$(0.31)	$0.27
Shares used in basic per share calculations	82,448	84,029	84,631	90,100
Shares used in diluted per share calculations	82,448	84,029	84,631	90,100

18. SUBSEQUENT EVENTS

On January 19, 2010, Thermo Funding Company LLC (Thermo) and the Company agreed to covert its short-term debt of $2,259,531 (plus accrued interest) into 2,525,750 shares of nonvoting common stock.

After this transaction, Thermo owned approximately 69.8% of the Company’s outstanding equity and 67.7% of its voting power. Additionally, Thermo owns Warrants and 8.00% Notes that may be converted into or exercised for additional shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2009, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Crowe Horwath LLP, an independent registered accounting firm, as stated in their report, which is included in Item 8 of this Report.

(b) Changes in internal control over financial reporting.

As of December 31, 2009, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the applicable information set forth in “Executive Officers,” “Election of Directors,” “Information about the Board of Directors and its Committees,” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Requirements” which will be included in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC, and “Item 1. Business — Additional Information” in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in “Compensation of Executive Officers” and “Compensation of Directors” which will be included in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” which will be included in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the applicable information set forth in “Other Information — Related Person Transactions” and “Information about the Board of Directors and its Committees” which will be included in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in “Other Information — Globalstar’s Independent Registered Accounting Firm” which will be included in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statements Schedules

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

GLOBALSTAR, INC.
Date: March 12, 2010	By: /s/ Peter J. Dalton Peter J. Dalton Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter J. Dalton and Fuad Ahmad, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2010.

Signature	Title
/s/ James Monroe III James Monroe III	Chairman of the Board
/s/ Peter J. Dalton Peter J. Dalton	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Fuad Ahmad Fuad Ahmad	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Kenneth E. Jones Kenneth E. Jones	Director
/s/ James F. Lynch James F. Lynch	Director
/s/ Richard S. Roberts Richard S. Roberts	Director
/s/ William A. Hasler William A. Hasler	Director
/s/ J. Patrick McIntyre J. Patrick McIntyre	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Partnership Interest Purchase Agreement by and among GSSI, LLC, Globalstar, Inc., Loral/DASA Globalstar, L.P., Globalstar do Brasil, S.A., Loral/DASA do Brasil Holdings Ltda., Loral Holdings LLC, Global DASA LLC, LGP (Bermuda) Ltd., Mercedes-Benz do Brasil Ltda., and Loral Space & Communications Inc. dated December 21, 2007 (Exhibit 2.1 to Form S-4 filed January 30, 2008)
2.2	Asset Purchase Agreement among Axonn L.L.C., Spot LLC and Globalstar, Inc. dated December 18, 2009
3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)
3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)
4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)
4.2*	First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008, including Form of Global 5.75% Convertible Senior Note due 2028 (Exhibit 4.2 to Form 8-K filed April 16, 2008)
4.3*	Amendment to First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of December 1, 2008 (Exhibit 4.3 to Form 10-K filed March 31, 2009)
4.4*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)
4.5*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)
4.6*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)
4.7*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)
4.8*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)
10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.2*†	Amendment No. 1 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.7 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.3*†	Amendment No. 2 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.8 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.4*†	Amendment No. 3 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of September 30, 2005 (Exhibit 10.9 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.5*	Amendment No. 4 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of August 15, 2006 (Exhibit 10.5 to Form 10-K filed March 31, 2009)
10.6*†	Amendment No. 5 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of November 20, 2007 (Exhibit 10.6 to Form 10-K filed March 31, 2009)

Exhibit Number	Description
10.7*	Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007 (Exhibit 10.7 to Form 10-K filed March 31, 2009)
10.8*†	Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008 (Exhibit 10.8 to Form 10-K filed March 31, 2009)
10.9*†	Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space dated June 3, 2009 (Exhibit 10.2 to Form 10-Q filed August 10, 2009)
10.10†	Amendment No.1 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010.
10.11†	Amendment No.2 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010.
10.12*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)
10.13*†	Spectrum Manager Lease Agreement between Globalstar Licensee LLC and Open Range Communications, Inc. dated as of October 31, 2007 (Exhibit 10.3 to Form 10-Q filed May 12, 2008)
10.14*†	Amendment Nos. 1-3 to Spectrum Manager Lease Agreement between Globalstar Licensee LLC and Open Range Communications, Inc. dated as of November 26, 2008 (Exhibit 10.17 to Form 10-K filed March 31, 2009)
10.15*†	Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of September 5, 2007 (Exhibit 10.1 to Form 10-Q filed November 14, 2007)
10.16*†	Amendment No. 1 to Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of July 5, 2008 (Exhibit 10.19 to Form 10-K filed March 31, 2009)
10.17*†	Amendment No. 2 to Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated as of June 24, 2009 (Exhibit 10.6 to Form 10-Q filed August 10, 2009)
10.18*	Second Amended and Restated Credit Agreement by and among Globalstar, Inc., the lenders referred to therein, and Thermo Funding Company LLC as Administrative Agent dated as of December 17, 2007 (Exhibit 10.23 to Form 10-K filed March 17, 2008)
10.19*	Letter Agreement regarding Second Amended and Restated Credit Agreement by and among Thermo Funding Company LLC and Globalstar, Inc. dated September 29, 2008 (Exhibit 10.2 to Form 10-Q filed November 10, 2008)
10.20*	First Amendment to Second Amended and Restated Credit Agreement by and among Thermo Funding Company LLC and Globalstar, Inc. dated December 18, 2008 (Exhibit 10.22 to Form 10-K filed March 31, 2009)
10.21*	Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)
10.22*	Amendment to Share Lending Agreement by and among Globalstar, Inc. and Merrill Lynch International (through Merrill Lynch, Pierce, Fenner & Smith Incorporated) dated as of December 18, 2008 (Exhibit 10.24 to Form 10-K filed March 31, 2009)
10.23*	Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)
10.24*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

Exhibit Number	Description
10.25*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)
10.26*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)
10.27*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Federal Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)
10.28†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Federal Inc. dated as of December 1, 2009
10.29*	COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Societe Generale, Natixis, Calyon and Credit Industrial et Commercial date June 5, 2009 (Exhibit 10.1 to Form 10-Q filed August 10, 2009)
10.30*	Conversion Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.3 to Form 10-Q filed August 10, 2009)
10.31*	Contingent Equity Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.4 to Form 10-Q filed August 10, 2009)
10.32*	Loan Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 25, 2009 (Exhibit 10.5 to Form 10-Q filed August 10, 2009)
Executive Compensation Plans and Agreements
10.33*	Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.4 to Form S-1, Amendment No. 1, filed August 29, 2006)
10.34*†	Designated Executive Incentive Compensation Memorandum Agreement by and among Globalstar LLC, Fuad Ahmad, Anthony J. Navarra, Megan Fitzgerald, Robert Miller, Dennis Allen, and Steven Bell (Exhibit 10.10 to Form S-1, Amendment No. 4, filed October 17, 2006)
10.35*	Non-Qualified Stock Option Award Agreement between Globalstar, Inc. and Peter J. Dalton (Exhibit 10.18 to Form S-1, Amendment No. 5, filed October 27, 2006)
10.36*	Form of Designated Executive Award Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 10-Q filed August 14, 2007)
10.37*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)
10.38*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)
10.39*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)
10.40*	Award Agreement between Globalstar, Inc. and Peter J. Dalton dated September 23, 2009 (Exhibit 10.1 to Form 8-K filed September 29, 2009)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Globalstar, Inc.
23.1	Consent of Crowe Horwath LLP
24.1	Power of Attorney (included as part of signature page)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification

*	Incorporated by reference.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.