Form 10-Q
period 2010-03-31
Globalstar, Inc.
filed 2010-05-07
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of April 30, 2010, 280,173,803 shares of voting common stock and 19,275,750 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

i

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009 As Revised (Note 1)
Revenue:
Service revenue	$12,454	$11,131
Subscriber equipment sales	3,117	4,032
Total revenue	15,571	15,163
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,618	10,408
Cost of subscriber equipment sales	2,512	2,995
Marketing, general, and administrative	8,212	13,977
Depreciation and amortization	5,890	5,424
Total operating expenses	24,232	32,804
Operating loss	(8,661)	(17,641)
Other income (expense):
Interest income	182	128
Interest expense	(1,410)	(240)
Derivative loss	(24,962)	—
Other expense	(727)	(3,975)
Total other income (expense)	(26,917)	(4,087)
Loss before income taxes	(35,578)	(21,728)
Income tax expense	64	30
Net loss	$(35,642)	$(21,758)
Loss per common share:
Basic	$(0.13)	$(0.20)
Diluted	(0.13)	(0.20)
Weighted-average shares outstanding:
Basic	275,370	111,308
Diluted	275,370	111,308

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2010	December 31, 2009 As Revised (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$96,856	$67,881
Accounts receivable, net of allowance of $5,628 (2010), and $5,735 (2009)	8,788	9,392
Inventory	62,375	61,719
Advances for inventory	9,332	9,332
Prepaid expenses and other current assets	5,564	5,404
Total current assets	182,915	153,728
Property and equipment, net	982,013	964,921
Other assets:
Restricted cash	40,473	40,473
Deferred financing costs	64,996	69,647
Other assets, net	49,189	37,871
Total assets	$1,319,586	$1,266,640
LIABILITIES AND OWNERSHIP EQUITY
Current liabilities:
Accounts payable	$6,879	$76,661
Accrued expenses	38,527	30,520
Payables to affiliates	622	541
Deferred revenue	15,739	19,911
Current portion of long term debt	—	2,259
Total current liabilities	61,767	129,892
Long term debt	591,483	463,551
Employee benefit obligations	4,488	4,499
Derivative liabilities	70,387	49,755
Other non-current liabilities	27,628	23,151
Total non-current liabilities	693,986	540,956
Ownership equity:
Preferred Stock, $0.0001 par value: 100,000,000 shares authorized; issued and outstanding – none at March 31, 2010 and December 31, 2009:
Series A Preferred Convertible Stock, $0.0001 par value: one share authorized and none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Voting Common Stock, $0.0001 par value; 865,000,000 shares authorized at March 31, 2010 and December 31, 2009, 279,495,000 shares issued and outstanding at March 31, 2010; 274,384,000 shares issued and outstanding at December 31, 2009	28	27
Nonvoting Common Stock, $0.0001 par value; 135,000,000 shares authorized, 19,276,000 shares issued and outstanding at March 31, 2010; 16,750,000 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	703,429	700,814
Accumulated other comprehensive loss	(651)	(1,718)
Retained deficit	(138,975)	(103,333)
Total ownership equity	563,833	595,792
Total liabilities and ownership equity	$1,319,586	$1,266,640

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009 As Revised (Note 1)
Cash flows from operating activities:
Net loss	$(35,642)	$(21,758)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	5,890	5,424
Stock-based compensation expense	(1,781)	3,006
Change in fair value of derivative instruments and derivative liabilities	24,962	—
Provision for bad debts	(19)	444
Equity losses in investee	416	218
Amortization of deferred financing costs	793	83
Contribution of services	42	126
Other	7	1,014
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	401	3,294
Inventory	1,355	694
Advances for inventory	270	(68)
Prepaid expenses and other current assets	(574)	174
Other assets	(15,875)	276
Accounts payable	(1,680)	2,081
Payables to affiliates	72	14
Accrued expenses and employee benefit obligations	715	454
Other non-current liabilities	903	(192)
Deferred revenue	(481)	2,591
Net cash used in operating activities	(20,226)	(2,125)
Cash flows from investing activities:
Spare and second-generation satellites, ground and launch costs	(75,734)	(57,570)
Property and equipment additions	(888)	(778)
Investment in businesses	(177)	(145)
Restricted cash	—	39,099
Net cash used in investing activities	(76,799)	(19,394)
Cash flows from financing activities:
Proceeds from revolving credit loan, net	—	7,750
Borrowings from Facility Agreement	126,075	—
Deferred financing cost payments	—	(49)
Net cash from financing activities	126,075	7,701
Effect of exchange rate changes on cash	(75)	4,504
Net increase (decrease) in cash and cash equivalents	28,975	(9,314)
Cash and cash equivalents, beginning of period	67,881	12,357
Cash and cash equivalents, end of period	$96,856	$3,043
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,927	$4,140
Income taxes	$24	$31
Supplemental disclosure of non-cash financing and investing activities:
Capitalization of accrued interest for spare and second-generation satellites and launch costs	$5,890	1,047
Accrued launch costs and second-generation satellites costs	$13,846	$31,122
Conversion of note receivable to equity in investee company	$—	3,032
Vendor financing of second-generation Globalstar System	—	7,875
Accretion of debt discount	$4,152	—
Accrued deferred financing costs	$—	1,287

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

Globalstar is a leading provider of mobile voice and data communications services via satellite. Globalstar’s network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and Qualcomm Incorporated (“Qualcomm”). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners LLC, together with its affiliates (“Thermo”), became Globalstar’s principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar. Thermo remains Globalstar’s largest stockholder. Globalstar’s Chairman controls Thermo. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year or any future period.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, interest rate cap, derivative liabilities, warranty obligations and contingencies and litigation. Actual results could differ from these estimates.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Globalstar operates in one segment, providing voice and data communication services via satellite.

Issued Accounting Pronouncements Recently Adopted

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance on accounting for share loan facilities. This guidance requires that share-lending arrangements be measured at fair value at the date of issuance and recognized as debt issuance cost with an offset to paid-in-capital. The issuance cost is required to be amortized as interest expense over the life of the financing arrangement. Per Company policy, this amortized debt issuance cost was capitalized as construction in process related to our second generation satellite constellation and, therefore, included in property and equipment, net on our Consolidated Balance Sheet. The standard also requires additional disclosures including a description of the terms of the arrangement and the reason for entering into the arrangement. As described more fully in Note 13, we were obligated to lend up to 36.1 million shares of our common stock in conjunction with our 2008 $150.0 million convertible debt issuance that is subject to the provisions of this updated guidance.

The Company has retrospectively revised the Consolidated Statement of Operations for the three months ended March 31, 2009 and the Consolidated Balance Sheet as of December 31, 2009 to reflect the adoption of this updated guidance. In addition, the Company revised Notes 2, 4, and 13 to reflect the retrospective adoption.

The following table illustrates the impact of this adoption on the Company’s Consolidated Balance Sheet as of December 31, 2009 and the Consolidated Statement of Operations for the three months ended March 31, 2009:

	As of December 31, 2009
	As Originally Reported	Effect of Change	As Revised
	(In thousands)
Property and equipment, net	$961,768	$3,153	$964,921
Deferred financing costs	$64,156	$5,491	$69,647
Additional paid-in capital	$684,539	$16,275	$700,814
Retained deficit	$(95,702)	$(7,631)	$(103,333)

	Three Months Ended March 31, 2009
	As Originally Reported	Effect of Change	As Revised
	(In thousands)
Weighted average shares outstanding – basic	128,608	(17,300)	111,308
Weighted average shares outstanding – diluted	128,608	(17,300)	111,308
Basic loss per share	$(0.17)	$(0.03)	$(0.20)
Diluted loss per share	$(0.17)	$(0.03)	$(0.20)

At March 31, 2010 and 2009, 17.3 million Borrowed Shares related to our Share Lending Agreement (See Note 13) remained outstanding. The Company does not consider the Borrowed Shares outstanding for the purposes of computing and reporting its earnings per share.

Subsequent Events

Effective April 1, 2009, the Company adopted the FASB’s updated guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

Fair Value Measurements and Disclosures

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. Adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new guidance for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for Globalstar beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect these new standards to significantly impact its Consolidated Financial Statements.

In October 2009, the FASB issued updated guidance which eliminates the use of the residual method and incorporates the use of an estimated selling price to allocate arrangement consideration. In addition, the revenue recognition guidance amends the scope to exclude tangible products that contain software and non-software components that function together to deliver the product’s essential functionality. The amendments to the accounting standards related to revenue recognition are effective for fiscal years beginning after June 15, 2010. Upon adoption, the Company may apply the guidance retrospectively or prospectively for new or materially modified arrangements. The Company is currently evaluating the financial impact that this accounting standard will have on its Consolidated Financial Statements.

2. BASIC AND DILUTED LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2. BASIC AND DILUTED LOSS PER SHARE  – (continued)

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31, 2010
	Income (Numerator)	Weighted-Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and dilutive loss per common share
Net loss	$(35,642)	275,370	$(0.13)

	Three Months Ended March 31, 2009
	Income (Numerator)	Weighted-Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and dilutive loss per common share
Net loss	$(21,758)	111,308	$(0.20)

For the three month periods ended March 31, 2010 and 2009, diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are anti-dilutive. See Note 13 for information on potentially dilutive shares.

3. ACQUISITION

On December 18, 2009, Globalstar entered into an agreement with Axonn L.L.C. (“Axonn”) pursuant to which one of the Company’s wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of Axonn in exchange for payment at closing of $1.5 million in cash, subject to a working capital adjustment, and $5.5 million in shares of its voting common stock. Of these amounts, $500,000 in cash was held in an escrow account to cover expenses related to the voluntary replacement of first production models of our second-generation SPOT satellite GPS messenger devices. Additionally, 2,750,000 shares of stock are held in escrow for any pre-acquisition contingencies not disclosed during the transaction. Globalstar is also obligated to pay up to an additional $10.8 million for earnout payments based on sales of existing and new products over a five-year earnout period. As of December 31, 2009, the Company’s best estimate of the total earnout was 100% or $10.8 million; consequently, the Company accrued the fair value of that expected earnout or approximately $6.0 million. This estimate has not changed as of March 31, 2010. Earnout payments will be made principally in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but may be paid in cash after 13 million shares have been issued at Globalstar’s option. Axonn was the principal supplier of the SPOT satellite GPS messenger products.

In connection with the transaction described above, the Company issued 6,298,058 shares of voting common stock to Axonn and certain of its lenders under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The recipients may not sell any of these shares until the first anniversary of the closing.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITION  – (continued)

The following table summarizes the Company’s initial allocation of the purchase price to the assets acquired and liabilities assumed in the acquisition (in thousands):

December 18, 2009
Accounts receivable	$1,176
Inventory	2,897
Property and equipment	931
Intangible assets and goodwill	10,303
Total assets acquired	$15,307
Accounts payable and other accrued liabilities	2,311
Total liabilities assumed	$2,311
Net assets acquired	$12,996

The Company is accounting for the acquisition using the purchase method of accounting. The Company allocated the total estimated purchase prices to net tangible assets and identifiable intangible assets based on their fair values as of the date of the acquisition, recording the excess of the purchase price over those fair values as goodwill. The Company estimates that a portion of the final purchase price will be allocated to goodwill because of the synergies within the marketing organizations and the manufacturing expertise of Axonn. This allocation is preliminary due to the acquisition being completed late in the Company’s fiscal year and the Company being unable to complete the valuation prior to this report’s filing date. This allocation will be finalized within one year from the acquisition date.

The Company has included the results of operations of Axonn in its consolidated financial statements from the date of acquisition. The results of Axonn prior to the acquisition are not material.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Globalstar System:
Space component	$132,982	$132,982
Ground component	31,059	31,623
Construction in progress:
Second-generation satellites, ground and related launch costs	873,924	852,466
Other	1,357	1,223
Furniture and office equipment	21,102	20,316
Land and buildings	4,216	4,308
Leasehold improvements	831	823
	1,065,471	1,043,741
Accumulated depreciation	(83,458)	(78,820)
	$982,013	$964,921

Property and equipment consists of an in-orbit satellite constellation, ground equipment, second-generation satellites under construction and related launch costs, second-generation ground component and support equipment located in various countries around the world.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT  – (continued)

In June 2009, Globalstar and Thales Alenia Space entered into an amended and restated contract for the construction of second-generation low-earth orbit satellites to incorporate prior amendments and acceleration requests and to make other non-material changes to the contract entered into in November 2006. The total contract price, including subsequent additions, is approximately €678.9 million. Upon closing of the Facility Agreement (See Note 13 “Borrowings”), amounts in the escrow account became unrestricted and were reclassified to cash and cash equivalents.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the Control Network Facility) for the Company’s second-generation satellite constellation. The total contract price for the construction and associated services is €9.8 million, consisting primarily of €4.1 million for the Satellite Operations Control Centers, €3.6 million for the Telemetry Command Units and €2.1 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility. The completion of the facility is now scheduled to occur during the second quarter of 2010.

In September 2007, the Company and Arianespace (the Launch Provider) entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider agreed to make four launches of six satellites each, and the Company had the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $216.1 million. In July 2008, the Company amended its agreement with the Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12% and became payable one month from the corresponding launch date. As of March 31, 2010 and December 31, 2009, the Company had no deferred payments outstanding to the Launch Provider. In June 2009, the Company and the Launch Provider again amended their agreement reducing the number of optional launches from four to one and modifying the agreement in certain other respects including terminating the deferred payment provisions. Notwithstanding the one optional launch, the Company is free to contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled.

In May 2008, the Company and Hughes Network Systems, LLC (Hughes) entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. In January 2010, the Company issued an authorization to proceed on $2.7 million of new features which will result in a revised total contract purchase price of approximately $103.5 million, payable in various increments over a period of 57 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. In August 2009, the Company and Hughes amended their agreement extending the performance schedule by 15 months and revising certain payment milestones. Capitalization of costs has begun based upon reaching technological feasibility of the project. As of March 31, 2010, the Company had made payments of $38.8 million under this contract and expensed $5.5 million of these payments, capitalized $25.8 million under second-generation satellites, ground and related launch costs and $7.5 million is classified as a prepayment in other assets, net.

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT  – (continued)

As of March 31, 2010 and December 31, 2009, capitalized interest recorded was $85.3 million and $75.1 million, respectively. Interest capitalized during the three months ended March 31, 2010 and 2009 was $10.2 million and $6.6 million, respectively. Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $5.9 million and $5.4 million, respectively.

5. PAYABLES TO AFFILIATES

Payables to affiliates relate to normal purchase transactions, excluding interest, and were $0.6 million and $0.5 million at March 31, 2010 and December 31, 2009, respectively.

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three months ended March 31, 2010 and 2009, total expenses were approximately $51,000 and $44,000, respectively. For the three months ended March 31, 2010, the Company also recorded $42,000 of non-cash expenses related to services provided by an executive officer of Thermo (who is also a Director of the Company) who received no cash compensation from the Company which was accounted for as a contribution to capital. For the three months ended 2009, the Company also recorded $127,000 of non-cash expenses related to services provided by two executive officers of Thermo (who are also Directors of the Company) who receive no cash compensation from the Company which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

6. TAXES

On January 1, 2009, the Company adopted FASB ASC 470-20, which was effective retrospectively. Prior to this adoption, the Company had recorded the net tax effect of the conversions and exchanges of the Company’s 5.75% Notes (See Note 13) during the fourth quarter of 2008 against additional-paid-in-capital and reduced its deferred tax assets at December 31, 2008. This adoption resulted in the Company recording a gain from the exchanges and conversions of the Notes and reversing the charge taken to additional-paid-in-capital and deferred tax assets.

Accordingly, for the period ending December 31, 2009, the net deferred tax assets were $0. For the period ended March 31, 2010, the deferred tax assets continue to be fully reserved.

The Internal Revenue Service (“IRS”) previously notified the Company that the Company (formerly known as Globalstar LLC), one of its subsidiaries, and its predecessor, Globalstar L.P., were under audit for the taxable years ending December 31, 2005, December 31, 2004, and June 29, 2004, respectively. During the taxable years at issue, the Company, its predecessor, and its subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the IRS issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. The Company disagrees with the proposed adjustments and is pursuing the matter through applicable IRS and judicial procedures as appropriate.

During April 2010, the Company received notification from the IRS that the Company’s 2007 and 2008 returns were selected for examination. At this time, the audit has not yet commenced.

Except for the IRS audits noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state jurisdiction in the United States. The Company’s corporate U.S. tax returns for 2006 and subsequent years and its U.S. partnership tax returns filed for years prior to 2006 remain open and subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

In the Company’s international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years.

Except for the matters noted above, the Company is not aware of any audits or other pending tax matters.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7. GEOGRAPHIC INFORMATION

The revenue by geographic location is presented net of eliminations for intercompany sales, and is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Service:
United States	$7,677	$6,482
Canada	2,896	2,837
Central and South America	1,077	1,147
Europe	712	590
Others	92	75
Total service revenue	12,454	11,131
Subscriber equipment:
United States	2,162	1,523
Canada	524	1,377
Central and South America	252	324
Europe	177	221
Others	2	587
Total subscriber equipment revenue	3,117	4,032
Total revenue	$15,571	$15,163

8. RELATED PARTY TRANSACTIONS

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory. As of March 31, 2010 and December 31, 2009, total advances to Qualcomm for inventory were $9.2 million. As of each of March 31, 2010 and December 31, 2009, the Company had outstanding commitment balances of approximately $49.4 million. On February 12, 2010, the Company amended its agreement with Qualcomm to extend the term and defer delivery of mobile phones and related equipment until June 2011 through February 2013.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement, and the credit agreement was again amended and restated. In connection with fulfilling the conditions precedent to funding under the Company’s Facility Agreement, in June 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of the Company’s 8% Notes, provided a $2.3 million short-term loan to the Company (which was subsequently converted to nonvoting common stock), and loaned $25.0 million to the Company to fund its debt service reserve account (See Note 13 “Borrowings”).

During the three months ended March 31, 2010 and 2009, the Company purchased approximately $0.7 million and $1.4 million, respectively, of services and equipment from a company whose non-executive chairman serves as a member of the Company’s board of directors.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8. RELATED PARTY TRANSACTIONS  – (continued)

Purchases and other transactions with affiliates

Total purchases and other transactions from affiliates, excluding interest and capital transactions, were $0.7 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

9. LITIGATION AND OTHER CONTINGENCIES

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

IPO Securities Litigation.  On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its then-current CEO and CFO in the Southern District of New York alleging that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. The parties and the Company’s insurer have agreed to a settlement of the litigation for $1.5 million to be paid by the insurer, which received the presiding judge’s preliminary approval on September 18, 2009. On February 22 2010, the judge entered an Order and Final Judgment approving the settlement. Because no appeal from that Order was filed within the 30-days allowed for an appeal, the settlement became final March 23, 2010.

Walsh and Kesler v. Globalstar, Inc. (formerly Stickrath v. Globalstar, Inc.).  On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. In July 2008, the Company filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint substituting Messrs. Walsh and Kesler as the named plaintiffs. A joint notice of settlement was filed with the court on March 9, 2010. The court heard the motion for settlement on March 29, 2010 and the parties subsequently submitted a first amendment to the stipulated class settlement agreement on April 2, 2010. The court has the motion under advisement. The Company has recorded a liability for this settlement; however, the amount is not material.

Appeal of FCC S-Band Sharing Decision.  This case is Sprint Nextel Corporation’s petition in the U.S. Court of Appeals for the District of Columbia Circuit for review of, among others, the FCC’s April 27, 2006, decision regarding sharing of the 2495 – 2500 MHz portion of the Company’s radiofrequency spectrum. This is known as “The S-band Sharing Proceeding.” The Court of Appeals has granted the FCC’s motion to hold the case in abeyance while the FCC considers the petitions for reconsideration pending before it. The Court has also granted the Company’s motion to intervene as a party in the case. The Company cannot determine when the FCC might act on the petitions for reconsideration.

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9. LITIGATION AND OTHER CONTINGENCIES  – (continued)

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

Sorensen Research & Development Trust v. Axonn LLC, et al.  On July 2, 2008, the Company’s subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the SPOT satellite GPS messenger violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, assumed responsibility for managing the case under an indemnity agreement with the Company and Spot LLC. Axonn was unable to negotiate a mutually acceptable settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and the Company in the U.S. District Court for the Southern District of California. The Company and Axonn filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent. The court granted the motion for stay on July 29, 2009. In connection with the Company’s acquisition of Axonn’s assets in December 2009, Axonn agreed to continue to be responsible for this case, subject to certain limitations. If Axonn fails to perform this obligation, however, the Company’s recourse is generally limited to seeking recovery from its stock held in escrow or reducing the earnout payments that may otherwise be owed to Axonn under the acquisition agreement.

YMax Communications Corp. v. Globalstar, Inc. and Spot LLC.  On May 6, 2009, YMax Communications Corp. filed a patent infringement complaint against the Company and its subsidiary, Spot LLC, in the Delaware U.S. District Court (Civ. Action No. 09-329) alleging that the SPOT satellite GPS messenger service infringes a patent for which YMax is the exclusive licensee. The complaint followed an exchange of correspondence between the Company and YMax in which the Company endeavored to explain why the SPOT service does not infringe the YMax patent. Globalstar filed its answer to the complaint on June 26, 2009. On February 11, 2010, the Company and Ymax agreed to settle the dispute on mutually acceptable terms, and on February 17, 2010 the court approved the settlement. The Company has recorded a liability for this settlement; however, the amount is not material.

10. EQUITY INCENTIVE PLAN

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. Including grants to both employees and executives, 0.7 million and less than 0.1 million restricted stock awards and restricted stock units were granted during the three month periods ended March 31, 2010 and 2009, respectively. The Company also granted options to purchase approximately 0.5 million shares of common stock during the three months ended March 31, 2010 compared to no options granted in the three months March 31, 2009. In March 2010, 2.5 million shares of the Company’s Common Stock were added to the shares available for issuance under the Equity Plan.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11. DERIVATIVE INSTRUMENTS

In June 2009, in connection with entering into the Facility Agreement (See Note 13 “Borrowings”), which provides for interest at a variable rate, the Company entered into ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in “Derivative loss, net” in the accompanying Consolidated Statement of Operations.

The Company recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) as a compound embedded derivative liability within Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes (See Note 13 “Borrowings”). The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes (See Note 13 “Borrowings”), the Company recorded the warrants as Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

The Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement (See Note 13 “Borrowings”), were a liability and recorded it as a component of Other Non-Current Liabilities, at issuance. The corresponding benefit is recorded in prepaid and other non-current assets and is being amortized over the one-year availability period. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a risk-neutral binomial model.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11. DERIVATIVE INSTRUMENTS  – (continued)

None of the derivative instruments described above was designated as a hedge. The following tables disclose the fair value of the derivative instruments and their impact on the Company’s Consolidated Statements of Operations (in thousands):

	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap derivative	Other assets, net	$3,633	Other assets, net	$6,801
Compound embedded conversion option	Derivative liabilities	(20,593)	Derivative liabilities	(14,235)
Warrants issued with 8.00% Notes	Derivative liabilities	(40,042)	Derivative liabilities	(27,711)
Warrants issued in conjunction with contingent equity agreement	Derivative liabilities	(9,752)	Derivative liabilities	(7,809)
Total		$(66,754)		$(42,954)

	Three Months Ended March 31,
	2010		2009
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate cap derivative	Derivative loss, net	(3,168)	N/A	N/A
Compound embedded conversion option	Derivative loss, net	(7,520)	N/A	N/A
Warrants issued with 8.00% Notes	Derivative loss, net	(12,331)	N/A	N/A
Warrants issued in conjunction with contingent equity agreement	Derivative loss, net	(1,943)	N/A	N/A
Total		$(24,962)		$—

12. COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net Loss	$(35,642)	$(21,758)
Other comprehensive loss
Foreign currency translation adjustments	1,067	94
Total other comprehensive loss	$(34,575)	$(21,664)

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS

Current portion of long term debt:

The current portion of long term debt at December 31, 2009 consisted of a loan of approximately $2.3 million from Thermo. In January 2010, Thermo converted its short term debt of approximately $2.3 million (plus accrued interest) into 2,525,750 shares of nonvoting common stock.

Long Term Debt:

Long term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
5.75% Convertible Senior Notes due 2028	$54,575	$53,359
8.00% Convertible Senior Unsecured Notes	17,127	17,396
Facility Agreement	497,294	371,219
Subordinated loan	22,487	21,577
Total long term debt	$591,483	$463,551

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

The Company may prepay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio, (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates and (c) limit capital expenditures, as defined in the Agreement, incurred by the Company to no more than $391.0 million in 2009 and $234.0 million in 2010. The Company is permitted to make cash payments under the terms of its 5.75% Notes. At March 31, 2010, the Company was in compliance with the covenants of the Facility Agreement.

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

The Contingent Equity Agreement also provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares subject to the warrants issuable is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the Company’s common stock price on valuation dates. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the common stock price used in the calculation will be the lower of the Company’s common stock price on the issuance date and the valuation dates. On each of June 19, 2010 and June 19, 2011, additional warrants covering a number of shares equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date will be issued and subject to the reset provision one year after initial issuance of the warrants. On December 31, 2009, the common stock price used to calculate the first tranche of warrants issued on June 19, 2009 was reset to $0.87 and will be subject to another reset on June 19, 2010 should the common stock price be lower than $0.87 per common share. The Company issued Thermo a warrant to purchase 4,379,562 shares of Common Stock for this fee at origination of the agreement and on December 31, 2009 issued an additional warrant to purchase an additional 2,516,990 shares of common stock due to the reset provisions in the agreement. No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

Holders may convert their 8.00% Notes at any time. The current base conversion price for the 8.00% Notes is $1.78 per share or 562.2 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the volume-weighted average closing price for one share of the Company’s common stock for the 15 trading days immediately preceding September 19, 2010 (“reset day price”) is less than the base conversion price then in effect, the base conversion rate shall be adjusted to equal the reset day price. If the Company issues or sells shares of its common stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. If at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into common stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the common stock for the 10 trading days immediately preceding the Conversion Date. As of March 31, 2010, approximately $12.5 million of the 8.00% Notes had been converted resulting in the issuance of approximately 11.7 million shares of common stock. At March 31, 2010 and December 31, 2009, $44.0 million and $44.3 million in 8.00% Notes remained outstanding, respectively.

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

The Company determined that the exchange of debt for Series A Preferred was a capital transaction and did not record any gain as a result of this exchange.

The delayed draw term loan under the Wachovia facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during 2009 and 2008 were not material. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The Company terminated this interest rate swap agreement on December 10, 2008 (see Note 11 “Derivatives”).

5.75% Convertible Senior Notes due 2028

The Company issued $150.0 million aggregate principal amount of 5.75% Notes pursuant to a Base Indenture and a Supplemental Indenture each dated as of April 15, 2008.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At March 31, 2010 and December 31, 2009, the balance in the escrow account was $6.2 million. Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

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

Conversion of 5.75% Notes

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into common stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued for a combination of common stock and cash. The Company has issued approximately 23.6 million shares of its common stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of the Company’s common stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at March 31, 2010 and December 31, 2009.

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company issued and lent the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent acted as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. Upon adoption of the FASB’s updated guidance on accounting for own-share lending arrangements (Note 1), the share loan agreement was valued at $16.3 million and was classified as deferred financing costs to be amortized utilizing the effective interest rate method over a period of five years. The fair value of the Share Loan was estimated using significant unobservable inputs as the difference between the fair value of the shares loaned to the Borrower and the present value of the shares to be returned and other consideration provided to the Company, pursuant to the Share Lending Agreement. A Black-Scholes Option Pricing model was used to estimate the value of the note holders’ right to convert the 5.75% Notes into shares of common stock under certain scenarios. A risk neutral binomial model was also used to simulate possible stock price outcomes and the probabilities thereof. In the fourth quarter of 2008, in accordance with the conversion of a portion of the 5.75% Notes as described above, $7.6 million of the unamortized deferred financing costs were written off reducing the gain from extinguishment of debt in the Consolidated Statement of Operations for that period. For the three months ended March 31, 2010 and 2009, approximately $0.4 million and $0.3 million of deferred financing costs were amortized and included in the capitalized interest. At March 31, 2010, $5.1 million of the deferred financing costs remain unamortized and approximately 17.3 million Borrowed Shares valued at approximately $23.7 million remained outstanding.

On the date on which Borrower is required to return Borrowed Shares, the purchase of Common Stock by Borrower in an amount equal to all or any portion of the number of Borrowed Shares to be delivered to the Company shall (i) be prohibited by any law, rules or regulation of any governmental authority to which it is or would be subject, (ii) violate, or would upon such purchase likely violate, any order or prohibition of any court, tribunal or other governmental authority, (iii) require the prior consent of any court, tribunal or governmental authority prior to any such repurchase or (iv) subject Borrower, in the commercially reasonable judgment of Borrower, to any liability or potential liability under any applicable federal securities laws (other than share transfers pursuant to the Share Lending Agreement and Section 16(b) of the Exchange Act or illiquidity in the market for Common Stock, each of (i), (ii), (iii) and (iv), a “Legal Obstacle”), then, in each case, Borrower shall immediately notify the Company of the Legal Obstacle and the basis therefore, whereupon Borrower’s obligation to deliver Loaned Shares to the Company shall be suspended until such time as no Legal Obstacle with respect to such obligations shall exist (a “Repayment Suspension”). Following the occurrence of and during the continuation of any Repayment Suspension, Borrower shall use its reasonable best efforts to remove or cure the Legal Obstacle as soon as practicable; provided that, the Company shall promptly reimburse all costs and expenses (including legal counsel to Borrower) incurred or, at Borrower’s election, provide reasonably adequate surety or guarantee for any such costs and expenses that may be incurred by Borrower, in each case in removing or curing such Legal Obstacle. If Borrower is unable to remove or cure the Legal Obstacle within a reasonable period of time under the circumstances, Borrower shall pay the Company, in lieu of the delivery of Borrowed Shares otherwise required to be delivered, an amount in

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

immediately available funds equal to the product of the Closing Price as of the Business Day immediately preceding the date Borrower makes such payment and the number of Borrowed Shares otherwise required to be delivered.

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

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13. BORROWINGS  – (continued)

required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense.

Upon adoption of the accounting guidance the Company recorded a decrease in long-term debt of approximately $23.1 million; an increase in its stockholders’ equity of approximately $28.3 million; and an increase in its net property, plant and equipment of approximately $5.9 million as of December 31, 2008. This adoption changed the Company’s full year 2008 Consolidated Statement of Operations, because the gains associated with conversions and exchanges of 5.75% Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. This adoption impacted the Company’s Consolidated Statement of Operations for 2008 by reducing the net loss by approximately $52.9 million. At March 31, 2010 and 2009, the remaining term for amortization associated with debt discount was approximately 36 and 48 months, respectively. The annual effective interest rate utilized for the amortization of debt discount during the three months ended March 31, 2010 and 2009 was 9.14%. The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during the three months ended March 31, 2010 and 2009, was $2.2 million and $2.1 million, respectively, all of which was capitalized. The carrying amount of the equity and liability component, as of March 31, 2010 and December 31, 2009, is presented below (in thousands)

	March 31, 2010	December 31, 2009
Equity	$54,675	$54,675
Liability:
Principal	71,804	71,804
Unamortized debt discount	(17,229)	(18,445)
Net carrying amount of liability	$54,575	$53,359

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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities on a recurring basis and reports on a fair value basis. The Company classifies its fair value measurements in one of the following three categories:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

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

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes and warrants issued with the 8.00% Notes and contingent equity agreement. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations. The Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc. (see Note 13); (ii) stock price volatility ranges from 34% – 117%; (iii) risk-free interest rates ranges from 0.47% – 3.85%; (iv) dividend yield of 0%; (v) conversion prices of $1.78; and (vi) market price at the valuation date of $1.37.

The following table presents the financial instruments that are carried at fair value as of March 31, 2010 and December 31, 2009 (In Thousands):

	Fair Value Measurements at March 31, 2010 using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Other assets:
Interest rate cap derivative	$—	$3,633	$—	$3,633
Total other assets measured at fair value	—	$3,633	—	3,633
Other non-current liabilities:
Compound embedded conversion option	—	—	(20,593)	(20,593)
Warrants issued with 8.00% Notes	—	—	(40,042)	(40,042)
Warrants issued with contingent equity agreements	—	—	(9,752)	(9,752)
Total non-current liabilities measured at fair value	$—	$—	$(70,387)	$(70,387)

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Other assets:
Interest rate cap derivative	$—	$6,801	$—	$6,801
Total other assets measured at fair value	—	$6,801	—	6,801
Other non-current liabilities:
Compound embedded conversion option	—	—	(14,235)	(14,235)
Warrants issued with 8.00% Notes	—	—	(27,711)	(27,711)
Warrants issued with contingent equity agreements	—	—	(7,809)	(7,809)
Total non-current liabilities measured at fair value	$—	$—	$(49,755)	$(49,755)

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 as follows (in thousands):

Balance at December 31, 2009	$(49,755)
Issuance of compound embedded conversion option and warrant liabilities	—
Derivative adjustment related to conversions	1,162
Unrealized loss, included in derivative loss, net on the income statement	(21,794)
Balance at March 31, 2010	$(70,387)

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

Risks and uncertainties that could cause or contribute to such differences include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

This “Management’s Discussion and Analysis of Financial Condition” should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition” and information included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Globalstar, Inc. (we, us or the Company) is a leading provider of mobile voice and data communications services via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers’ increasing desire for connectivity. Currently, using 44 in-orbit satellites and 26 ground stations, which we refer to as gateways, we offer voice and data communications services in over 120 countries. We also sell communication services on a wholesale basis to independent companies which operate 14 of these gateways which we refer to as independent gateway operators or IGOs.

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

Nonetheless, as further described under “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2010, we face a number of challenges and uncertainties, including:

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

We continue to work on plans, including new products and services and pricing programs to mitigate the effects of reduced service availability upon our customers and operations until our second-generation satellites are deployed. See “Part II, Item 1A. Risk Factors — Our satellites have a limited life and most have degraded, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability” in our Annual Report on Form 10-K filed March 12, 2010.

•	Launch delays. A major earthquake in Italy in April 2009 damaged Thales’ satellite component fabrication facility in L’Aquila, Italy. Although none of our satellites or components were damaged, the delivery of some of our satellites has been delayed. We believe that this delay will not have a material adverse effect on our operations and business plan because we are able to defer a significant portion of our capital expense unrelated to the launch and construction of our satellites. We currently expect the first of four launches of six second-generation satellites each to take place in late September or early October 2010 and the fourth launch to be completed in the late spring or early summer of 2011.

•	The economy. The current recession and its effects on credit markets and consumer spending is adversely affecting sales of our products and services and our access to capital.
•	Competition and pricing pressures. We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat plans to commence offering satellite services to handheld devices in the United States in 2010, and several competitors, such as ICO Global (currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code and now called DBSD North America) and TerreStar, are constructing or have launched geostationary satellites that provide mobile satellite service. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, higher churn rates, and, ultimately, decreased profitability and cash.
•	Technological changes. It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 75% of our total assets at March 31, 2010 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.
•	Capital Expenditures. We have incurred significant capital expenditures from 2007 through March 31, 2010, and we expect to incur additional significant expenditures through 2013 to complete and launch our second-generation constellation and related upgrades.
•	Introduction of new products. We work continuously with the manufacturers of the products we sell to offer our customers innovative and improved products. Prior to our acquisition of Axxon’s assets, virtually all engineering, research and development costs of these new products have been paid by the manufacturers. However, to the extent the costs are reflected in increased inventory costs to us, and we are unable to raise our prices to our subscribers correspondingly, our margins and profitability would be reduced.

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

SPOT satellite GPS messenger products and services have been on the market for twenty-eight months in North America and substantially less time in foreign markets. The long-term commercial success of the products and services globally cannot be assured.

•	Fluctuations in currency rates. A substantial portion of our revenue (32% and 37% for the three month periods ended March 31, 2010 and 2009, respectively) is denominated in foreign currencies. In addition, certain obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.
•	Ancillary Terrestrial Component (ATC). ATC is the integration of a satellite-based service with a terrestrial wireless service resulting in a hybrid mobile satellite service. The ATC network would extend our services to urban areas and inside buildings in both urban and rural areas where satellite services currently are impractical. We believe we are at the forefront of ATC development and are the first market entrant through our contract with Open Range described below. In addition, we are considering a range of additional options for rollout of our ATC services. We are exploring selective opportunities with a variety of media and communication companies to capture the full potential of our spectrum and U.S. ATC license.

In October 2007, we entered into an agreement with Open Range Communications, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. In December 2008, we amended our agreement with Open Range. The amended agreement reduced our preferred equity commitment to Open Range from $5 million to $3 million (which investment was made in the form of bridge loans that converted into preferred equity at the closing of Open Range’s equity financing). Under the agreement as amended, Open Range has the right to use a portion of our spectrum within the United States and, if Open Range so elects, it can use the balance of our spectrum authorized for ATC services, to provide these services. Open Range has options to expand this relationship over the next three years, some of which are conditional upon Open Range electing to use all of the licensed spectrum covered by the agreement. Commercial availability began in selected markets in November 2009. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Either party may terminate the agreement before the end of the term upon the occurrence of certain events, and Open Range may terminate it at any time upon payment of a termination fee that is based upon a percentage of the remaining lease payments. Based on Open Range’s business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a value for this agreement between $0.30 and $0.40/MHz/POP. Open Range satisfied the conditions to implementation of the agreement on January 12, 2009 when it completed its equity and debt financing, consisting of a $267 million broadband loan from the Department of Agriculture Rural Utilities Program and equity financing of $100 million. Open Range has remitted to us its initial down payment of $2 million. Open Range’s annual payments in the first six years of the agreement will range from approximately $0.6 million to up to $10.3 million, assuming it elects to use all of the licensed spectrum covered by the agreement. The amount of the payments that we will receive from Open Range will depend on a number of factors, including the eventual geographic coverage of and the number of customers on the Open Range system.

In addition to our agreement with Open Range, we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

Service and Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the three month periods ended March 31, 2010 and 2009 (dollars in thousands).

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Mobile	$5,401	35%	$6,506	43%
Fixed	464	3	614	4
Data	146	1	146	1
Simplex	4,303	28	2,564	17
IGO	216	1	367	2
Other(1)	1,924	12	934	6
Total Service Revenue	12,454	80	11,131	73
Equipment Sales:
Mobile	331	2	1,013	7
Fixed	37	—	77	1
Data and Simplex	2,887	19	1,851	12
Accessories/Misc.	(138)	(1)	1,091	7
Total Equipment Sales	3,117	20	4,032	27
Total Revenue	$15,571	100%	$15,163	100%

(1)	Includes engineering services and activation fees

Subscribers and ARPU for the three months ended March 31, 2010 and 2009.  The following table set forth our average number of subscribers and ARPU for retail, IGO and Simplex customers for the three months ended March 31, 2010 and 2009. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Three Months Ended March 31,
	2010	2009	% Net Change
Average number of subscribers for the period:
Retail	105,976	114,551	(7)
IGO	64,262	73,514	(13)
Simplex	222,078	162,536	37
ARPU (monthly):
Retail	$23.34	$23.08	1
IGO	$1.12	$1.66	(33)
Simplex	$6.44	$5.26	22

	March 31, 2010	March 31, 2009	% Net Change
Ending number of subscribers:
Retail	104,978	113,731	(8)
IGO	63,800	73,264	(13)
Simplex	225,258	169,875	33
Total	394,036	356,870	10

The total number of net subscribers increased from 356,870 at March 31, 2009 to 394,036 at March 31, 2010. Due to the increases in our Simplex customer base and our ARPU for Simplex, of 33% and 22%, respectively, from March 31, 2009 to March 31, 2010, our total service revenue increased for the same period. These gains were partially offset by reductions in our Retail and IGO customer base totals and decreases in the related ARPUs resulting from our two-way communication issues in addition to the change in our product mix.

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

In June 2009, we entered into a business transfer agreement (BTA Agreement) with LG Dacom, the independent gateway operator in Korea, to acquire its gateway and other Globalstar assets for approximately $1 million in cash. In January 2010, we entered into a joint venture agreement with Arion Communications Co. This joint venture assumed the BTA Agreement and is expected to complete the Korean acquisition in the second quarter of 2010. We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, except as described in Note 13 to the Unaudited Interim Consolidated Financial Statements in Part I Item I of this report, which describes our accounting policy for measuring the fair value of our Share Lending Agreement in accordance with ASU 2009-15.

Recently Issued Accounting Pronouncements

See Note 1 to the Unaudited Interim Consolidated Financial Statements in Part I Item I of this report for information on the new accounting standards relevant to us.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009(1)	% Change
Revenue:
Service revenue	$12,454	$11,131	12%
Equipment sales	3,117	4,032	(23)
Total revenue	15,571	15,163	3
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,618	10,408	27
Cost of equipment sales	2,512	2,995	16
Marketing, general and administrative	8,212	13,977	41
Depreciation and amortization	5,890	5,424	(9)
Total operating expenses	24,232	32,804	26
Operating loss	(8,661)	(17,641)	(51)
Other income (expense):
Interest income	182	128	42
Interest expense	(1,410)	(240)	(488)
Derivative loss	(24,962)	—	N/A
Other expense	(727)	(3,975)	82
Total other income (expense)	(26,917)	(4,087)	(558)
Income loss before income taxes	(35,578)	(21,728)	(64)
Income tax expense	64	30	N/A
Net loss	$(35,642)	$(21,758)	(64)%

(1)	As revised, see Note 1 to the Interim Consolidated Financial Statements

Revenue.  Total revenue increased by approximately $0.4 million, or 3%, to $15.6 million for the three months ended March 31, 2010, from $15.2 million for the three months ended March 31, 2009. We attribute this increase to higher service revenues as a result of gains in our Simplex subscriber base and increases in our ARPU for Simplex products. The increases in our Simplex business were partially offset by decreases in service revenue and equipment sales in our duplex business. Our duplex business is being affected by our two-way communication issues and despite our efforts to maintain our duplex subscriber base by lowering prices for our duplex products, our duplex subscriber base decreased 8% and 2% during the first quarter of 2010 compared to the first quarter and fourth quarter in 2009, respectively.

Our ARPU for Simplex during the three months ended March 31, 2010, increased by 22% to $6.44 from $5.26 for the same period in 2009. During the twelve-month period from March 31, 2009 to March 31, 2010 our net subscribers increased by approximately 37,000.

Service Revenue.  Service revenue increased $1.3 million, or approximately 12%, to $12.4 million for the three months ended March 31, 2010, from $11.1 million for the same period in 2009. This increase is attributed to our Simplex subscriber base and our Simplex ARPU increasing at 37% and 22%, respectively. In particular, increased service revenue was generated from our SPOT Satellite services as a result of additional SPOT service subscribers and prior year SPOT service subscribers’ renewing their annual subscriptions. These gains in Simplex were partially offset by a decrease in our Duplex business resulting from our two-way communication issues and, in response, reductions of our prices for Duplex services.

Equipment Sales.  Equipment sales decreased by approximately $0.9 million, or 23%, to $3.1 million for the three months ended March 31, 2010, from $4.0 million for the same period in 2009. The decrease was due primarily to lower sales of our duplex products during the three months ended March 31, 2010 when compared to the same period in the prior year.

Operating Expenses.  Total operating expenses decreased $8.6 million, or approximately 26%, to $24.2 million for the three months ended March 31, 2010, from $32.8 million for the same period in 2009. This decrease was due primarily to an adjustment to stock-based compensation expense related to restricted stock unit grants that were forfeited when two executives left the Company in January 2010, reductions in our contract labor costs, reduced marketing and advertising expenses, lower employee related expenses due to reductions in our headcount and lower cost of goods sold related to lower sales of subscriber equipment of our duplex products.

Cost of Services.  Our cost of services for the three months ended March 31, 2010 and 2009, were $7.6 million and $10.4 million, respectively. This decrease was due primarily to an adjustment to stock-based compensation expense related to restricted stock unit grants that were forfeited when an executive left the Company in January 2010.

Cost of Equipment Sales.  Cost of equipment sales decreased approximately $0.5 million, or 16%, to $2.5 million for the three months ended March 31, 2010, from $3.0 million for the three months ended March 31, 2009. This decrease was due primarily to lower sales of our duplex products.

Marketing, General and Administrative.  Marketing, general and administrative expenses decreased approximately $5.8 million, or 41%, to $8.2 million for the three months ended March 31, 2010, from $14.0 million for the same period in 2009. This decrease was due primarily to an adjustment to stock-based compensation expense related to restricted stock unit grants that were forfeited when an executive left the Company in January 2010, to reductions in our contract labor, lower marketing and advertising costs and decreases in payroll and related expenses as our average headcount decreased in the three months ended March 31, 2010, when compared to the same period in 2009.

Depreciation and Amortization.  Depreciation and amortization expense increased approximately $0.5 million for the three months ended March 31, 2010 from the same period in 2009. The increase relates to the amortization of the intangible assets acquired from Axxon in December 2009.

Operating Loss.  Operating loss decreased approximately $9.0 million, to $8.6 million, for the three months ended March 31, 2010, from $17.6 million for the same period in 2009. This decrease resulted primarily from the lower cost of services and the marketing, general and administrative expenses described above.

Interest Income.  Interest income increased by approximately $0.1 million, to $0.2 million, for the three months ended March 31, 2009, from $0.1 million for the same period in 2009 due to higher average cash balances on hand.

Interest Expense.  Interest expense increased by $1.2 million to $1.4 million, for the three months ended March 31, 2010, from $0.2 million for the same period in 2009. This increase resulted from higher expenses due to our deferred financing costs related to our financing in June 2009.

Derivative Loss.  We recognized a derivative loss of $25.0 million for the three months ended March 31, 2010, due primarily to the fair market value adjustment to our derivative liabilities such as those embedded in our 8% Notes, warrants issued in conjunction with our 8% Notes, warrants issued to Thermo for our contingent equity agreement and subordinated loan agreement and the fair value adjustment of our interest rate cap agreements. Higher stock prices raise the fair market value of the derivative liabilities and our stock price at March 31, 2010 was $1.37 compared to $0.87 at December 31, 2009. This increase in the derivative liabilities is considered a loss on our Statement of Operations; however, these expenses related to derivatives are non-cash and do not affect our liquidity.

These derivatives were entered into during June 2009; therefore, we had no derivative gain or loss for the three months ended March 31, 2009.

Other Expense.  Other expense generally consists of foreign exchange transaction gains and losses. Other expense was a $0.7 million for the three months ended March 31, 2010, as compared to a loss of $4.0 million in the same period in 2009. These losses were due primarily to an unfavorable change in the exchange rate of the Canadian dollar.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2010 and 2009 was less than $0.1 million. The change between periods was due primarily to small differences in capital and related taxes.

Net Loss.  Our net loss increased approximately $13.9 million, to a loss of $35.6 million, for the three months ended March 31, 2010, from a net loss of $21.8 million for the same period in 2009. The increase in our net loss was primarily due to our derivative losses and lower equipment sales, which were partially offset by higher service revenue and lower operating expenses as a result of cost and headcount reductions.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net cash used in operating activities	$(20,226)	$(2,125)
Net cash used in investing activities	(76,799)	(19,394)
Net cash from financing activities	126,075	7,701
Effect of exchange rate changes on cash	(75)	4,504
Net increase (decrease) in cash and cash equivalents	$28,975	$(9,314)

At April 1, 2010, our principal short-term liquidity needs were:

•	to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and launch related costs, in a total amount not yet determined, but which will include approximately €112.6 million payable to Thales Alenia Space by March 2011 under the purchase contract for our second-generation satellites and €0.8 million payable to Thales Alenia Space by June 2010 under the contract for construction of the Control Network Facility;

•	to make payments related to our launch for the second-generation satellite constellation in the amount of $46.7 million payable to our Launch Provider by March 2011;
•	to make payments related to the construction of our second-generation ground component in the amount of $22.1 million by March 2011; and
•	to fund our working capital.

During the three months ended March 31, 2010 and the year ended December 31, 2009, our principal sources of liquidity were:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
	Dollars in millions
Cash on-hand at beginning of period	$67.9	$12.4
Borrowings under Facility Agreement	$126.1	$371.2
Net proceeds from 8.00% Notes	$—	$51.3
Proceeds from Thermo equity purchases	$—	$1.0
Borrowings under Thermo credit agreement and other debt, net	$—	$35.0

We plan to fund our short-term liquidity requirements from the following sources:

•	cash from our Facility Agreement ($89.0 million was available at March 31, 2010);
•	excess cash on hand at March 31, 2010.

Our principal long-term liquidity needs are:

•	to pay the costs of procuring and deploying the remainder of our second-generation satellite constellation and upgrading our gateways and other ground facilities;
•	to fund our working capital, including any growth in working capital required by growth in our business; and
•	to fund the cash requirements of our acquisition strategy, in an amount not determinable at this time.
•	to fund repayment of our indebtedness when due.

Sources of long-term liquidity may include, if necessary, a $34.3 million debt service reserve account and related $12.5 million guarantee, a $60.0 million contingent equity account established in connection with the Facility Agreement, the exercise of warrants and additional debt and equity financings which have not yet been arranged. We also expect cash flow from operations to be a source of long-term liquidity once we have deployed our second-generation satellite constellation.

Based on our operating plan combined with our borrowing capacity under our Facility Agreement, we believe we will have sufficient resources to meet our cash obligations for at least the next 12 months.

Net Cash used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2010 was $20.2 million compared to $2.1 million in the same period in 2009. The increase in cash used for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 resulted primarily from prepayments to a vendor related to the second generation constellation.

Net Cash used in Investing Activities

Cash used in investing activities was $76.8 million during the three months ended March 31, 2010, compared to $19.4 million during the same period in 2009. This increase was primarily the result of increased payments related to the construction of our second-generation constellation during the three months ended March 31, 2010.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $118.4 million to $126.1 million during the three months ended March 31, 2010, from $7.7 million during the same period in 2009. The increase was due to drawing $126.1 million from our facility agreement in the three months ended March 31, 2010. This Facility Agreement was not in place until June 2009.

Capital Expenditures

We currently estimate that the capitalized expenditures related to procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.3 billion including total contract values for Thales, our Launch Provider, Hughes and Ericsson and excluding launch costs for the second 24 satellites, internal costs and capitalized interest, which we expect will be reflected in capital expenditures through 2013. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of common stock to Thermo, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and 8% Notes and borrowings under our credit facility with Thermo and the Facility Agreement to fund expenditures incurred through March 31, 2010. We plan to fund the balance of the capital expenditures through the use of the remaining funds available under our Facility Agreement, additional debt and equity financings (if necessary) and cash flow from operations once we have deployed our second-generation satellite constellation.

The amount of actual and contractual capital expenditures related to the construction of the second-generation constellation and satellite operations control centers, ground component and related costs and the launch services contracts is presented in the table below (in millions):

	Currency of Payment	Payments through March 31, 2010	Estimated Future Payments
Contract			2010	2011	2012	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€390	€78	€88	€56	€67	€679	(1)
Thales Alenia Satellite Operations Control Centers	EUR	€9	€1	€—	€—	€—	€10	(1)
Arianespace Launch Services	USD	$189	$13	$14	$—	$—	$216
Hughes second-generation ground component (including research and development expense)	USD	$39	$12	$37	$15	$1	$104
Ericsson	USD	$1	$1	$8	$15	$3	$28

(1)	Of these amounts, all but €227 million is payable at a fixed exchange rate of €1.00 = $1.42.

Cash Position and Indebtedness

As of March 31, 2010, our total cash and cash equivalents were $96.9 million and we had total indebtedness of $591.5 million compared to total cash and cash equivalents and total indebtedness at December 31, 2009 of $67.9 million and $465.8 million, respectively.

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

At March 31, 2010, we were in compliance with the covenants of the Facility Agreement.

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

See Note 13 of our Unaudited Interim Consolidated Financial Statements for descriptions of our other debt agreements.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2009.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

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

Our exposure to fluctuations in currency exchange rates has decreased as a result of certain portions of our contracts for the construction of our second-generation constellation satellite and the related control network facility, which are payable primarily in Euros, are at a fixed exchange rate. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance not at a fixed exchange rate of approximately €227 million on March 31, 2010, would result in $3.2 million of additional payments. See “Note 3: Property and Equipment” of the unaudited interim consolidated financial statements in Part I, Item 1 of this Report. Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6 month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base rate will be 1% less than the then 6 month Libor rate. The applicable margin from the base rate ranges from 2.07% to 2.4% through the termination date of the facility. Assuming that we borrowed the entire $586.3 million under the Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2010, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three months ended March 31, 2010.

(b) Changes in internal control over financial reporting.

As of March 31, 2010, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission (“SEC”), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to the risk factors disclosed in Part I. Item 1A.”Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 12, 2010.

Item 6. Exhibits

Number	Description
10.1†	Amended and Restated Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated March 9, 2010
10.2†	Amendment No. 4 to contract between Globalstar, Inc. and Hughes Network Systems, LLC dated as of March 24, 2010
10.3†	Amendment No. 2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Federal Inc. dated March 30, 2010
10.4†	Amendment No. 8 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated August 18, 2009
10.5†	Amendment No. 9 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated February 24, 2010
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certifications

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions of the exhibit have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.
Date: May 7, 2010	By: /s/ Peter J. Dalton Peter J. Dalton Chief Executive Officer
Date: May 7, 2010	By: /s/ Fuad Ahmad Fuad Ahmad Senior Vice President and Chief Financial Officer