Form 10-Q
period 2010-06-30
Globalstar, Inc.
filed 2010-08-06
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 30, 2010, 286,185,885 shares of voting common stock and 19,275,750 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
		As Adjusted – Note 1		As Adjusted – Note 1

Revenue:
Service revenue	$12,908	$12,562	$25,362	$23,693
Subscriber equipment sales	4,714	3,154	7,831	7,186
Total revenue	17,622	15,716	33,193	30,879
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,974	7,961	14,592	18,369
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	3,477	2,832	5,989	5,827
Cost of subscriber equipment sales — Impairment of assets	60	648	60	648
Total cost of subscriber equipment sales	3,537	3,480	6,049	6,475
Marketing, general, and administrative	10,122	11,408	18,334	25,385
Depreciation and amortization	5,973	5,468	11,863	10,892
Total operating expenses	26,606	28,317	50,838	61,121
Operating loss	(8,984)	(12,601)	(17,645)	(30,242)
Other income (expense):
Interest income	157	56	339	184
Interest expense	(1,182)	(3,141)	(2,592)	(3,381)
Derivative loss, net	(8,073)	(797)	(33,035)	(797)
Other	(1,132)	2,529	(1,859)	(1,446)
Total other income (expense)	(10,230)	(1,353)	(37,147)	(5,440)
Loss before income taxes	(19,214)	(13,954)	(54,792)	(35,682)
Income tax expense (benefit)	35	(192)	99	(162)
Net loss	$(19,249)	$(13,762)	$(54,891)	$(35,520)
Loss per common share:
Basic	$(0.07)	$(0.12)	$(0.20)	$(0.31)
Diluted	(0.07)	(012)	(0.20)	(0.31)
Weighted-average shares outstanding:
Basic	282,080	116,580	278,752	113,959
Diluted	282,080	116,580	278,752	113,959

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2010	December 31, 2009
		As Adjusted – Note 1
ASSETS
Current assets:
Cash and cash equivalents	$87,188	$67,881
Accounts receivable, net of allowance of $5,263 (2010) and $5,735 (2009)	10,773	9,392
Inventory	59,366	61,719
Advances for inventory	9,332	9,332
Prepaid expenses and other current assets	4,396	5,404
Total current assets	171,055	153,728

Property and equipment, net	1,029,725	964,921
Other assets:
Restricted cash	38,409	40,473
Deferred financing costs	68,419	69,647
Other assets, net	32,640	37,871
Total assets	$1,340,248	$1,266,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,420	$76,661
Accrued expenses	26,529	30,520
Payables to affiliates	696	541
Deferred revenue	17,261	19,911
Current portion of long term debt	—	2,259
Total current liabilities	52,906	129,892

Long term debt	620,787	463,551
Employee benefit obligations	4,483	4,499
Derivative liabilities	66,618	49,755
Other non-current liabilities	27,787	23,151
Total non-current liabilities	719,675	540,956

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding:
Series A Preferred Convertible Stock, $0.0001 par value: one share authorized and none issued and outstanding	—	—
Voting Common Stock, $0.0001 par value; 865,000,000 shares authorized at June 30, 2010 and December 31, 2009, 285,483,000 shares issued and outstanding at June 30, 2010; 274,384,000 shares issued and outstanding at December 31, 2009	29	27
Nonvoting Common Stock, $0.0001 par value; 135,000,000 shares authorized at June 30, 2010 and December 31, 2009, 19,276,000 shares issued and outstanding at June 30, 2010; 16,750,000 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	727,146	700,814
Accumulated other comprehensive loss	(1,286)	(1,718)
Retained deficit	(158,224)	(103,333)
Total stockholders’ equity	567,667	595,792

Total liabilities and stockholders’ equity	$1,340,248	$1,266,640

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:

Net loss	$(54,891)	$(35,520)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,863	10,892
Change in fair value of derivative instruments and derivative liabilities	33,035	797
Stock-based compensation expense (benefit)	(810)	5,432
Loss on disposal of fixed assets	4	53
Provision for bad debts	(276)	334
Interest income on restricted cash	—	(115)
Contribution of services	84	253
Cost of subscriber equipment sales - impairment of assets	60	648
Amortization of deferred financing costs	1,649	2,563
Loss on debt to equity conversion	—	305
Loss in equity method investee	723	321
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,489)	1,983
Inventory	2,731	2,295
Prepaid expenses and other current assets	35	559
Other assets	(714)	608
Accounts payable	(358)	5,790
Payables to affiliates	155	617
Accrued expenses and employee benefit obligations	390	14,481
Other non-current liabilities	817	(1,686)
Deferred revenue	760	2,458
Net cash from operating activities	(6,232)	13,068
Cash flows from investing activities:
Spare and second-generation satellites and launch costs	(117,322)	(78,444)
Second-generation ground	(11,294)	(11)
Property and equipment additions	(3,117)	(1,367)
Investment in businesses	(1,108)	(144)
Restricted cash	2,064	31,436
Net cash from investing activities	(130,777)	(48,530)
Cash flows from financing activities:
Borrowings from revolving credit loan	—	7,750
Borrowings from $55M Senior Convertible Notes	—	55,000
Borrowings under subordinated loan agreement	—	5,000
Borrowings under short term loan	—	2,260
Proceeds from equity contributions	—	1,000
Proceeds from exercise of warrants	4,385	—
Borrowings from facility agreement	151,024	—
Deferred financing cost payments	—	(21,166)
Payments for the interest rate cap instrument	—	(12,425)
Net cash from financing activities	155,409	37,419
Effect of exchange rate changes on cash	907	1,723
Net increase in cash and cash equivalents	19,307	3,680
Cash and cash equivalents, beginning of period	67,881	12,357
Cash and cash equivalents, end of period	$87,188	$16,037
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$8,769	$6,228
Income taxes	$85	$45
Supplemental disclosure of non-cash financing and investing activities:
Conversion of debt to Series A Convertible Preferred Stock	$—	$180,177
Accrued launch costs and second-generation satellites costs	$1,213	$21,900
Capitalization of accrued interest for spare and second-generation satellites and launch costs	$14,245	$12,032
Vendor financing of second-generation satellites	$—	11,977
Subordinated loan	$—	$10,000
Conversion of debt to Common Stock	$4,239	$7,500
Amortization and accrual of deferred financing costs	$8,088	$42,522

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any future period.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, derivatives, warranty obligations, contingencies and litigation. Actual results could differ from these estimates.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s  Form 10-K for the year ended December 31, 2009, as amended by Form 8-K filed June 17, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation.

Globalstar operates in one segment, providing voice and data communication services via satellite.

Issued Accounting Pronouncements Recently Adopted

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance on accounting for share loan facilities. This guidance requires that share-lending arrangements be measured at fair value at the date of issuance and recognized as debt issuance cost with an offset to paid-in-capital. The issuance cost is required to be amortized as interest expense over the life of the financing arrangement. Per Company policy, this amortized debt issuance cost was capitalized as construction in process related to our second generation satellite constellation and, therefore, included in property and equipment, net on the Company’s Consolidated Balance Sheets. The standard also requires additional disclosures including a description of the terms of the arrangement and the reason for entering into the arrangement. As described more fully in Note 13, Globalstar was obligated to lend up to 36.1 million shares of its common stock in conjunction with its 2008 $150.0 million convertible debt issuance that is subject to the provisions of this updated guidance.

The Company has retrospectively revised the Consolidated Statement of Operations for the three and six months ended June 30, 2009 and the Consolidated Balance Sheet as of December 31, 2009 to reflect the adoption of this updated guidance. In addition, the Company revised Notes 2, 4, and 13 to reflect the retrospective adoption.

The following table illustrates the impact of this adoption on the Company’s Consolidated Balance Sheet as of December 31, 2009 and the Consolidated Statement of Operations for the three and six months ended June 30, 2009:

	As of December 31, 2009
	As Originally Reported	Effect of Change	As Revised
	(In thousands)
Property and equipment, net	$961,768	$3,153	$964,921
Deferred financing costs	$64,156	$5,491	$69,647
Additional paid-in capital	$684,539	$16,275	$700,814
Retained deficit	$(95,702)	$(7,631)	$(103,333)

	Three Months Ended June 30, 2009
	As Originally Reported	Effect of Change	As Revised
	(In thousands)
Weighted average shares outstanding – basic	133,880	(17,300)	116,580
Weighted average shares outstanding – diluted	133,880	(17,300)	116,580
Basic loss per share	$(0.10)	$(0.02)	$(0.12)
Diluted loss per share	$(0.10)	$(0.02)	$(0.12)

	Six Months Ended June 30, 2009
	As Originally Reported	Effect of Change	As Revised
	(In thousands)
Weighted average shares outstanding – basic	131,259	(17,300)	113,959
Weighted average shares outstanding – diluted	131,259	(17,300)	113,959
Basic loss per share	$(0.27)	$(0.04)	$(0.31)
Diluted loss per share	$(0.27)	$(0.04)	$(0.31)

Subsequent Events

Effective April 1, 2009, the Company adopted the FASB’s updated guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new guidance for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for Globalstar beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect these new standards to materially impact its Consolidated Financial Statements.

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

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(19,249)	282,080	$(0.07)	$(54,891)	278,752	$(0.20)

	Three Months Ended June 30, 2009 (As Adjusted – Note 1)			Six Months Ended June 30, 2009 (As Adjusted – Note 1)
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(13,762)	116,580	$(0.12)	$(35,520)	113,959	$(0.31)

For the three and six month periods ended June 30, 2010 and 2009, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive. See Note 13 for information on potentially dilutive shares.

At June 30, 2010 and 2009, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement (See Note 13) remained outstanding. The Company does not consider the Borrowed Shares outstanding for the purposes of computing and reporting its earnings per share.

3.  Acquisition

On December 18, 2009, Globalstar entered into an agreement with Axonn L.L.C. (“Axonn”) pursuant to which one of the Company’s wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of Axonn in exchange for payment at closing of $1.5 million in cash, subject to a working capital adjustment, and $5.5 million in shares of the Company’s voting common stock. Of these amounts, $500,000 in cash was held in an escrow account to cover expenses related to the voluntary replacement of first production models of the Company’s second-generation SPOT satellite GPS messenger devices. Additionally, 2,750,000 shares of stock are held in escrow for any pre-acquisition contingencies not disclosed during the transaction. Globalstar is also obligated to pay up to an additional $10.8 million for earnout payments based on sales of existing and new products over a five-year earnout period. As of December 31, 2009, the Company’s best estimate of the total earnout was 100% or $10.8 million; consequently, the Company accrued the fair value of that expected earnout or approximately $6.0 million. This estimate has not changed  and nothing has been paid as of June 30, 2010. Earnout payments will be made principally in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but may be paid in cash after 13 million shares have been issued at Globalstar’s option. Prior to the acquisition, Axonn was the principal supplier of the SPOT satellite GPS messenger products.

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

The Company is accounting for the acquisition using the purchase method of accounting. The Company allocated the total estimated purchase prices to net tangible assets and identifiable intangible assets based on their fair values as of the date of the acquisition, recording the excess of the purchase price over those fair values as goodwill. The Company estimates that a portion of the final purchase price will be allocated to goodwill because of the synergies within the marketing organizations and the manufacturing expertise of Axonn. This allocation is preliminary due to being unable to complete the valuation of the earnout and certain assets prior to this Report’s filing date. This allocation will be finalized within one year from the acquisition date.

The Company has included the results of operations of Axonn in its consolidated financial statements from the date of acquisition. The results of Axonn prior to the acquisition are not material.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2010	December 31, 2009
		As Adjusted – Note 1
Globalstar System:
Space component	$132,982	$132,982
Ground component	30,991	31,623
Construction in progress:
Second-generation satellites, ground and related launch costs	924,315	852,466
Other	3,016	1,223
Furniture and office equipment	22,035	20,316
Land and buildings	4,214	4,308
Leasehold improvements	830	823
	1,118,383	1,043,741
Accumulated depreciation	(88,658)	(78,820)
	$1,029,725	$964,921

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

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the Control Network Facility) for the Company’s second-generation satellite constellation. The total contract price for the construction and associated services is €9.8 million, consisting primarily of €4.1 million for the Satellite Operations Control Centers, €3.6 million for the Telemetry Command Units and €2.1 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility. The completion of the facility is now scheduled to occur during the third quarter of 2010.

In September 2007, the Company and Arianespace (the Launch Provider) entered into an agreement for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Pursuant to the agreement, the Launch Provider agreed to make four launches of six satellites each, and the Company had the option to require the Launch Provider to make four additional launches of six satellites each. The total contract price for the first four launches is approximately $216.1 million. In July 2008, the Company amended its agreement with the Launch Provider for the launch of the Company’s second-generation satellites and certain pre and post-launch services. Under the amended terms, the Company could defer payment on up to 75% of certain amounts due to the Launch Provider. The deferred payments incurred annual interest at 8.5% to 12% and became payable one month from the corresponding launch date. As of June 30, 2010 and December 31, 2009, the Company had no deferred payments outstanding to the Launch Provider. In June 2009, the Company and the Launch Provider again amended their agreement reducing the number of optional launches from four to one and modifying the agreement in certain other respects including terminating the deferred payment provisions. Notwithstanding the one optional launch, the Company is free to contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled.

In May 2008, the Company and Hughes Network Systems, LLC (Hughes) entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. In January 2010, the Company issued an authorization to proceed on $2.7 million of new features which will result in a revised total contract purchase price of approximately $103.5 million, payable in various increments over a period of 57 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. In August 2009, the Company and Hughes amended their agreement extending the performance schedule by 15 months and revising certain payment milestones. Capitalization of costs has begun based upon reaching technological feasibility of the project. As of June 30, 2010, the Company had made payments of $42.6 million under this contract and expensed $5.5 million of these payments, capitalized $32.1 million under second-generation satellites, ground and related launch costs and $5.0 million is classified as a prepayment in other assets, net.

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

As of June 30, 2010 and December 31, 2009, capitalized interest recorded was $97.2 million and $75.1 million, respectively. Interest capitalized during the three months ended June 30, 2010 and 2009 was $11.9 million and $6.8 million, respectively. Interest capitalized during the six months ended June 30, 2010 and 2009 was $23.1 million and $13.5 million, respectively.

Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 was $6.0 million and $5.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 was $11.9 million and $10.9 million, respectively.

5.  Payables to Affiliates

Payables to affiliates relate to normal purchase transactions, excluding interest, and were $0.7 million and $0.5 million at June 30, 2010 and December 31, 2009, respectively.

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. For the three months ended June 30, 2010 and 2009, total expenses were approximately $30,000 and $44,000, respectively. For the six months ended June 30, 2010 and 2009, total expenses were approximately $81,000 and $87,000, respectively. For the three and six months ended June 30, 2010, the Company also recorded $42,000 and $84,000, respectively, of non-cash expenses related to services provided by an executive officer of Thermo (who is also a Director of the Company) who received no cash compensation from the Company, which was accounted for as a contribution to capital. For the six months ended June 30, 2009, the Company also recorded $253,000 of non-cash expenses related to services provided by two executive officers of Thermo (who are also Directors of the Company) who receive no cash compensation from the Company, which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time. Management believes the allocations are reasonable.

6.  Other Related Party Transactions

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory. As of June 30, 2010 and December 31, 2009, total advances to Qualcomm for inventory were $9.2 million. As of June 30, 2010 and December 31, 2009, the Company had outstanding commitment balances of approximately $48.9 million and $49.4 million, respectively. On February 12, 2010, the Company amended its agreement with Qualcomm to extend the term and defer delivery of mobile phones and related equipment until June 2011 through February 2013.

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

During the three months ended June 30, 2010 and 2009, the Company purchased approximately $0.6 million and $0.7 million, respectively, of services and equipment from a company whose non-executive chairman serves as a member of the Company’s board of directors. Corresponding purchases made during the six month periods ended June 30, 2010 and 2009 were approximately $1.3 million and $2.2 million, respectively.

7.  Income Taxes

On January 1, 2009, the Company adopted FASB ASC 470-20, which was effective retrospectively. Prior to this adoption, the Company had recorded the net tax effect of the conversions and exchanges of the Company's 5.75% Notes (See Note 13) during the fourth quarter of 2008 against additional-paid-in-capital and reduced its deferred tax assets at December 31, 2008. This adoption resulted in the Company recording a gain from the exchanges and conversions of the Notes and reversing the charge taken to additional-paid-in-capital and deferred tax assets.

For the period ending December 31, 2009, the net deferred tax assets were $0. For the period ended June 30, 2010, the deferred tax assets continue to be fully reserved.

The Internal Revenue Service ("IRS") previously notified the Company that the Company (formerly known as Globalstar LLC), one of its subsidiaries, and its predecessor, Globalstar L.P., were under audit for the taxable years ending December 31, 2005, December 31, 2004, and June 29, 2004, respectively. During the taxable years at issue, the Company, its predecessor, and its subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the IRS issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. The Company disagrees with the proposed adjustments and is pursuing the matter through applicable IRS and judicial procedures as appropriate.

During April 2010, the Company received notification from the IRS that the Company's 2007 and 2008 returns were selected for examination.  The field work for this audit has commenced.  The Company is not aware of any taxes that it may be required to pay as a result of the examination.

Except for the IRS audits noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state jurisdiction in the United States. But, the Company's corporate U.S. tax return for 2006 and subsequent years and its U.S. partnership tax returns filed for years prior to 2006 remain open and subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.
In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years.

Except for the matters noted above, the Company is not aware of any audits or other pending tax matters.

8.  Comprehensive Loss

Comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of comprehensive loss were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(19,249)	$(13,762)	$(54,891)	$(35,520)
Other comprehensive income (loss):
Foreign currency translation adjustments	(635)	1,490	432	1,584

Total comprehensive loss	$(19,884)	$(12,272)	$(54,459)	$(33,936)

9.  Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. Including grants to both employees and executives, 0.5 million restricted stock awards and restricted stock units were granted during the three month period ended June 30, 2010. No grants were made during the three month period ended June 30, 2009.  Including grants to both employees and executives, 1.3 million and less than 0.1 million restricted stock awards and restricted stock units were granted during the six month periods ended June 30, 2010 and 2009, respectively. The Company also granted options to purchase approximately 0.5 million shares of common stock during the six months ended June 30, 2010 compared to no options granted in the six months ended June 30, 2009. In March 2010, 2.5 million shares of the Company’s common stock were added to the shares available for issuance under the Equity Plan.

10.  Litigation and Other Contingencies

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

IPO Securities Litigation.   On February 9, 2007, the first of three purported class action lawsuits was filed against the Company, its then-current CEO and CFO in the Southern District of New York alleging that the Company’s registration statement related to its initial public offering in November 2006 contained material misstatements and omissions. The Court consolidated the three cases as Ladmen Partners, Inc. v. Globalstar, Inc., et al., Case No. 1:07-CV-0976 (LAP), and appointed Connecticut Laborers’ Pension Fund as lead plaintiff. The parties and the Company’s insurer have agreed to a settlement of the litigation for $1.5 million to be paid by the insurer, which received the presiding judge’s preliminary approval on September 18, 2009. On February 22, 2010, the judge entered an Order and Final Judgment approving the settlement. Because no appeal from that Order was filed within the 30-days allowed for an appeal, the settlement became final March 23, 2010.

Walsh and Kesler v. Globalstar, Inc. (formerly Stickrath v. Globalstar, Inc.).   On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. In July 2008, the Company filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint substituting Messrs. Walsh and Kesler as the named plaintiffs. A joint notice of settlement was filed with the court on March 9, 2010. The court heard the motion for settlement on March 29, 2010 and the parties subsequently submitted a first amendment to the stipulated class settlement agreement on April 2, 2010. The court granted preliminary approval, and the Company has proceeded to implement the settlement. The Company has recorded a liability for this settlement; however, the amount is not material.

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

Sorensen Research & Development Trust v. Axonn LLC, et al.   On July 2, 2008, the Company’s subsidiary, Spot LLC, received a notice of patent infringement from Sorensen Research and Development. Sorensen asserts that the process used to manufacture the SPOT satellite GPS messenger violates a U.S. patent held by Sorensen. The manufacturer, Axonn LLC, assumed responsibility for managing the case under an indemnity agreement with the Company and Spot LLC. Axonn was unable to negotiate a mutually acceptable settlement with Sorensen, and on January 14, 2009, Sorensen filed a complaint against Axonn, Spot LLC and the Company in the U.S. District Court for the Southern District of California. The Company and Axonn filed an answer and counterclaim and a motion to stay the proceeding pending completion of the re-examination of the subject patent. The court granted the motion for stay on July 29, 2009. In connection with the Company’s acquisition of Axonn’s assets in December 2009, Axonn agreed to continue to be responsible for this case, subject to certain limitations. The Company, Axonn and Sorensen have settled the case.  The amount is not material.

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

11.  Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service:
United States	$8,086	$7,414	$15,763	$13,896
Canada	2,925	3,119	5,821	5,956
Europe	793	656	1,505	1,246
Central and South America	1,007	1,288	2,084	2,435
Others	97	85	189	160
Total service revenue	12,908	12,562	25,362	23,693
Subscriber equipment:
United States	3,193	1,405	5,355	2,928
Canada	849	725	1,373	2,102
Europe	423	247	600	468
Central and South America	245	653	497	977
Others	4	124	6	711
Total subscriber equipment revenue	4,714	3,154	7,831	7,186

Total revenue	$17,622	$15,716	$33,193	$30,879

12.  Derivative Instruments

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

The Company recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) as a compound embedded derivative liability within Other Non-Current Liabilities on its Consolidated Balance Sheets with a corresponding debt discount which is netted against the face value of the 8.00% Notes (See Note 13 “Borrowings”). The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes (See Note 13 “Borrowings”), the Company recorded the warrants as Other Non-Current Liabilities on its Consolidated Balance Sheets with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

None of the derivative instruments described above was designated as a hedge. The following tables disclose the fair value of the derivative instruments and their impact on the Company’s Consolidated Statements of Operations (in thousands):

	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap derivative	Other assets, net	$1,516	Other assets, net	$6,801
Compound embedded conversion option	Derivative liabilities	(24,182)	Derivative liabilities	(14,235)
Warrants issued with 8.00% Notes	Derivative liabilities	(34,445)	Derivative liabilities	(27,711)
Warrants issued with contingent equity agreement	Derivative liabilities	(7,991)	Derivative liabilities	(7,809)
Total		$(65,102)		$(42,954)

	Three months ended June 30,
	2010		2009
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate cap derivative	Derivative loss, net	(2,117)	Derivative loss, net	(4,094)
Compound embedded conversion option	Derivative loss, net	(3,589)	Derivative loss, net	2,270
Warrants issued with 8.00% Notes	Derivative loss, net	(697)	Derivative loss, net	1,027
Warrants issued with contingent equity agreement	Derivative loss, net	(1,670)	Derivative loss, net	—
Total		$(8,073)		$(797)

	Six months ended June 30,
	2010		2009
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate cap derivative	Derivative loss, net	(5,285)	Derivative loss, net	(4,094)
Compound embedded conversion option	Derivative loss, net	(11,109)	Derivative loss, net	2,270
Warrants issued with 8.00% Notes	Derivative loss, net	(13,028)	Derivative loss, net	1,027
Warrants issued with contingent equity agreement	Derivative loss, net	(3,613)	Derivative loss, net	—
Total		$(33,035)		$(797)

13.  Borrowings

Current portion of long term debt:

The current portion of long term debt at December 31, 2009 consisted of a loan of approximately $2.3 million from Thermo. In January 2010, Thermo converted its short term debt of approximately $2.3 million (plus accrued interest) into 2,525,750 shares of nonvoting common stock.

Long Term Debt:

Long term debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009
5.75% Convertible Senior Notes due 2028	$55,833	$53,359
8.00% Convertible Senior Unsecured Notes	19,277	17,396
Facility Agreement	522,243	371,219
Subordinated loan	23,434	21,577
Total long term debt	$620,787	$463,551

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

The Company may prepay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio, (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates and (c) limit capital expenditures, as defined in the Agreement, incurred by the Company to no more than $391.0 million in 2009 and $234.0 million in 2010. The Company is permitted to make cash payments under the terms of its 5.75% Notes. At June 30, 2010, the Company was in compliance with the covenants of the Facility Agreement.

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

The Contingent Equity Agreement also provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares subject to the warrants issuable is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the Company’s common stock price on valuation dates. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the common stock price used in the calculation will be the lower of the Company’s common stock price on the issuance date and the valuation dates. The Company issued Thermo a warrant to purchase 4,379,562 shares of Common Stock for this fee at origination of the agreement and on December 31, 2009 issued an additional warrant to purchase an additional 2,516,990 shares of common stock due to the reset provisions in the agreement. On December 31, 2009, the common stock price used to calculate the first tranche of warrants issued on June 19, 2009 was reset to $0.87. The price was subject to another reset on June 19, 2010 if the common stock price was lower than $0.87 per common share; due to the price at that date being $1.74, there was no reset of this tranche.

On June 19, 2010, warrants covering 3,448,276 additional shares (equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date) were issued and will be subject to the reset provision one year after initial issuance of the warrants. On June 19, 2011, additional warrants covering a number of shares equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date will be issued and will be subject to the reset provision one year after initial issuance of the warrants.

No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company determined that the warrants issued in conjunction with the availability fee were a liability and recorded this liability as a component of other non-current liabilities, at issuance. The corresponding benefit is recorded in other assets, net and will be amortized over the one year of the availability period.  As of June 19, 2010, the warrants issued on June 19, 2009 and on December 31, 2009 were no longer variable and the related $11.9 million liability was reclassified to equity.

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

Holders may convert their 8.00% Notes at any time. The current base conversion price for the 8.00% Notes is $1.78 per share or 562.2 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the volume-weighted average closing price for one share of the Company’s common stock for the 15 trading days immediately preceding September 19, 2010 (“reset day price”) is less than the base conversion price then in effect, the base conversion rate shall be adjusted to equal the reset day price. If the Company issues or sells shares of its common stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. If at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into common stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the common stock for the 10 trading days immediately preceding the Conversion Date. As of June 30, 2010, approximately $12.5 million of the 8.00% Notes had been converted resulting in the issuance of approximately 11.7 million shares of common stock. At June 30, 2010 and December 31, 2009, $45.8 million and $44.3 million in 8.00% Notes remained outstanding, respectively.

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

The Company evaluated the various embedded derivatives resulting from the conversion rights and features within the Indenture for bifurcation from the 8.00% Notes. Based upon its detailed assessment, the Company concluded that the conversion rights and features could not be excluded from bifurcation as a result of being clearly and closely related to the 8.00% Notes or were not indexed to the Company’s common stock and could not be classified in stockholders’ equity if freestanding. The Company recorded this compound embedded derivative liability as a component of Other Non-Current Liabilities on its Consolidated Balance Sheets with a corresponding debt discount which is netted with the face value of the 8.00% Notes.

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

Due to the cash settlement provisions and reset features in the Warrants, the Company recorded the Warrants as a component of Other Non-Current Liabilities on its Consolidated Balance Sheets with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the Warrants liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the Warrants liability is marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative loss, net” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrants derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

Amended and restated credit agreement

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement and the credit agreement was again amended and restated. On December 18, 2008, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement with Thermo, as lender and administrative agent, to increase the amount available to Globalstar under the revolving credit facility from $50.0 million to $100.0 million. In May 2009, $7.5 million outstanding under the $200 million credit agreement was converted into 10 million shares of the Company’s common stock. As of December 31, 2008, the Company had drawn $66.1 million of the revolving credit facility and the entire $100.0 million delayed draw term loan facility was outstanding.

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

The delayed draw term loan under the Wachovia facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during 2009 and 2008 were not material. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The Company terminated this interest rate swap agreement on December 10, 2008 (see Note 12 “Derivatives”).

5.75% Convertible Senior Notes due 2028

The Company issued $150.0 million aggregate principal amount of 5.75% Notes pursuant to a Base Indenture and a Supplemental Indenture each dated as of April 15, 2008.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At June 30, 2010 and December 31, 2009, the balance in the escrow account was $4.1 million and $6.2 million, respectively. Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

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

Conversion of 5.75% Notes

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into common stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued for a combination of common stock and cash. The Company has issued approximately 23.6 million shares of its common stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of the Company’s common stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at June 30, 2010 and December 31, 2009.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company issued and lent the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent acted as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. Upon adoption of the FASB’s updated guidance on accounting for own-share lending arrangements (Note 1), the share loan agreement was valued at $16.3 million and was classified as deferred financing costs to be amortized utilizing the effective interest rate method over a period of five years. The fair value of the Share Loan was estimated using significant unobservable inputs as the difference between the fair value of the shares loaned to the Borrower and the present value of the shares to be returned and other consideration provided to the Company, pursuant to the Share Lending Agreement. A Black-Scholes Option Pricing model was used to estimate the value of the note holders’ right to convert the 5.75% Notes into shares of common stock under certain scenarios. A risk neutral binomial model was also used to simulate possible stock price outcomes and the probabilities thereof. In the fourth quarter of 2008, in accordance with the conversion of a portion of the 5.75% Notes as described above, $7.6 million of the unamortized deferred financing costs were written off reducing the gain from extinguishment of debt in the Consolidated Statement of Operations for that period. For the three months ended June 30, 2010 and 2009, approximately $0.4 million and $0.3 million of deferred financing costs were amortized and included in the capitalized interest. For each of the six months ended June 30, 2010 and 2009, approximately $0.7 million of deferred financing costs were amortized and included in the capitalized interest. At June 30, 2010, $4.7 million of the deferred financing costs remain unamortized and approximately 17.3 million Borrowed Shares valued at approximately $26.6 million remained outstanding.

On the date on which the Borrower is required to return Borrowed Shares, the purchase of Common Stock by the Borrower in an amount equal to all or any portion of the number of Borrowed Shares to be delivered to the Company shall (i) be prohibited by any law, rules or regulation of any governmental authority to which it is or would be subject, (ii) violate, or would upon such purchase likely violate, any order or prohibition of any court, tribunal or other governmental authority, (iii) require the prior consent of any court, tribunal or governmental authority prior to any such repurchase or (iv) subject the Borrower, in the commercially reasonable judgment of the Borrower, to any liability or potential liability under any applicable federal securities laws (other than share transfers pursuant to the Share Lending Agreement and Section 16(b) of the Exchange Act or illiquidity in the market for Common Stock, each of (i), (ii), (iii) and (iv), a “Legal Obstacle”), then, in each case, the Borrower shall immediately notify the Company of the Legal Obstacle and the basis therefore, whereupon the Borrower’s obligation to deliver Loaned Shares to the Company shall be suspended until such time as no Legal Obstacle with respect to such obligations shall exist (a “Repayment Suspension”). Following the occurrence of and during the continuation of any Repayment Suspension, the Borrower shall use its reasonable best efforts to remove or cure the Legal Obstacle as soon as practicable; provided that, the Company shall promptly reimburse all costs and expenses (including legal counsel to the Borrower) incurred or, at the Borrower’s election, provide reasonably adequate surety or guarantee for any such costs and expenses that may be incurred by the Borrower, in each case in removing or curing such Legal Obstacle. If the Borrower is unable to remove or cure the Legal Obstacle within a reasonable period of time under the circumstances, the Borrower shall pay the Company, in lieu of the delivery of Borrowed Shares otherwise required to be delivered, an amount in immediately available funds equal to the product of the Closing Price as of the Business Day immediately preceding the date the Borrower makes such payment and the number of Borrowed Shares otherwise required to be delivered.

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

The Company evaluated the various embedded derivatives within the Indenture for bifurcation from the 5.75% Notes. Based upon its detailed assessment, the Company concluded that these embedded derivatives were either excluded from bifurcation as a result of being clearly and closely related to the 5.75% Notes or are indexed to the Company’s common stock and would be classified in stockholders’ equity if freestanding.

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

Upon adoption of the accounting guidance the Company recorded a decrease in long-term debt of approximately $23.1 million; an increase in its stockholders’ equity of approximately $28.3 million; and an increase in its net property, plant and equipment of approximately $5.9 million as of December 31, 2008. This adoption changed the Company’s full year 2008 Consolidated Statement of Operations, because the gains associated with conversions and exchanges of 5.75% Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. This adoption impacted the Company’s Consolidated Statement of Operations for 2008 by reducing the net loss by approximately $52.9 million. At June 30, 2010 and 2009, the remaining term for amortization associated with debt discount was approximately 33 and 45 months, respectively. The annual effective interest rate utilized for the amortization of debt discount during the three and six months ended June 30, 2010 and 2009 was 9.14%. The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during the three months ended June 30, 2010 and 2009, was $2.3 million and $2.2 million, respectively, all of which was capitalized. The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during the six months ended June 30, 2010 and 2009, was $4.5 million and $4.4 million, respectively, all of which was capitalized. The carrying amount of the equity and liability component, as of June 30, 2010 and December 31, 2009, is presented below (in thousands)

	June 30, 2010	December 31, 2009
Equity	$54,675	$54,675
Liability:
Principal	71,804	71,804
Unamortized debt discount	(15,971)	(18,445)
Net carrying amount of liability	$55,833	$53,359

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

 14.  Fair Value of Financial Instruments

The Company measures its financial assets and liabilities on a recurring basis and reports on a fair value basis ( Note 12 “Derivatives”). The Company classifies its fair value measurements in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

`Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

The Company uses observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes. The financial assets in Level 2 include the interest rate cap derivative instrument.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes and warrants issued with the 8.00% Notes and contingent equity agreement. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations. The Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc. (see Note 13); (ii) stock price volatility ranges from 34% – 117%; (iii) risk-free interest rates ranges from 0.47% – 3.85%; (iv) dividend yield of 0%; (v) conversion prices of $1.78; and (vi) market price at the valuation date of $1.54.

The following table presents the financial instruments that are carried at fair value as of June 30, 2010 and December 31, 2009 (In thousands):

	Fair Value Measurements at June 30, 2010 using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:

Interest rate cap derivative	$—	$1,516	$—	$1,516

Total other assets measured at fair value	—	$1,516	—	1,516

Other non-current liabilities:

Compound embedded conversion option	—	—	(24,182)	(24,182)

Warrants issued with 8.00% Notes	—	—	(34,445)	(34,445)

Warrants issued with contingent equity agreements	—	—	(7,991)	(7,991)

Total non-current liabilities measured at fair value	$—	$—	$(66,618)	$(66,618)

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Other assets:
Interest rate cap derivative	$—	$6,801	$—	$6,801
Total other assets measured at fair value	—	$6,801	—	6,801
Other non-current liabilities:
Compound embedded conversion option	—	—	(14,235)	(14,235)
Warrants issued with 8.00% Notes	—	—	(27,711)	(27,711)
Warrants issued with contingent equity agreements	—	—	(7,809)	(7,809)
Total non-current liabilities measured at fair value	$—	$—	$(49,755)	$(49,755)

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 as follows (in thousands):

Balance at March 31, 2010	$(70,387)
Issuance of contingent equity warrant liability	(8,510)
Derivative adjustment related to conversions and exercises	5,842
Contingent equity liability reclassed to equity	11,940
Unrealized loss, included in derivative loss, net on the income statement	(5,503)
Balance at June 30, 2010	$(66,618)

Balance at December 31, 2009	$(49,755)
Issuance of contingent equity warrant liability	(8,510)
Derivative adjustment related to conversions and exercises	7,004
Contingent equity liability reclassed to equity	11,940
Unrealized loss, included in derivative loss, net on the income statement	(27,297)
Balance at June 30, 2010	$(66,618)

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 as follows (amounts in thousands):

Balance at March 31, 2009	$—
Issuance of compound embedded conversion option and warrants liabilities	(42,333)
Unrealized gain, included in derivative loss, net	3,297
Balance at June 30, 2009	$(39,036)

15.  Subsequent Events

Executive Officer Changes

Upon the filing of this Report, Fuad Ahmad will cease to be Chief Financial Officer, but he will remain with the Company as Senior Vice President of Corporate Development and Strategy.  On July 12, 2010, the Board of Directors elected Dirk J. Wild to become Chief Financial Officer effective upon filing this Report.

Dirk J. Wild (age 42) has been Senior Vice President of Finance since July 2010.  He has served in several positions with The Shaw Group Inc., a global provider of technology, engineering, procurement and facilities management services since 2001, including as Senior Vice President Administration from December 2007 to June 2010, Interim Chief Financial Officer from May 2007 to October 2007, and Senior Vice President and Chief Accounting Officer from October 2004 to December 2007.  Mr. Wild is a Certified Public Accountant (Louisiana).

Mr. Wild does not have any family relationship with any director or executive officer of Globalstar and has not been directly or indirectly involved in any transactions with the Company.

Headquarter Relocation

On July 13, 2010, the Company announced that it will be re-locating its corporate headquarters to Covington, LA.  In addition, Globalstar’s product development center, the company’s international customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications will move to Louisiana.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending (including for future satellite procurements and launches), our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of our new Simplex products, including our SPOT satellite GPS messenger TM products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions.

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

This “Management’s Discussion and Analysis of Financial Condition” should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition” and information included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended by our Current Report on Form 8-K filed June 17, 2010.

Overview

Globalstar, Inc. (we, us or the Company) is a leading provider of mobile voice and data communications services via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers’ increasing desire for connectivity. Currently, using 44 in-orbit satellites and 27 ground stations, which we refer to as gateways, we offer voice and data communications services in over 120 countries. We also sell communication services on a wholesale basis to independent companies which operate 13 of these gateways which we refer to as independent gateway operators or IGOs.

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

•        Launch delays.   A major earthquake in Italy in April 2009 damaged Thales’ satellite component fabrication facility in L’Aquila, Italy. Although none of our satellites or components were damaged, the delivery of some of our satellites has been delayed. We believe that this delay will not have a material adverse effect on our operations and business plan because we are able to defer a significant portion of our capital expense unrelated to the launch and construction of our satellites. We currently expect the first of four launches of six second-generation satellites each to take place in October 2010 and the fourth launch to be completed in the summer of 2011.

•        The economy.   The current recession and its effects on credit markets and consumer spending is adversely affecting sales of our products and services and our access to capital.

•        Competition and pricing pressures.   We face increased competition from both the expansion of terrestrial-based cellular phone systems and from other mobile satellite service providers. For example, Inmarsat commenced offering satellite services to handheld devices in the United States in 2010, and several competitors, such as ICO Global (currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code and now called DBSD North America) and TerreStar, are constructing or have launched geostationary satellites that provide mobile satellite service. Increased numbers of competitors, and the introduction of new services and products by competitors, increases competition for subscribers and pressures all providers, including us, to reduce prices. Increased competition may result in loss of subscribers, decreased revenue, decreased gross margins, higher churn rates, and, ultimately, decreased profitability and cash.

•        Technological changes.   It is difficult for us to respond promptly to major technological innovations by our competitors because substantially modifying or replacing our basic technology, satellites or gateways is time-consuming and very expensive. Approximately 77% of our total assets at June 30, 2010 represented fixed assets. Although we plan to procure and deploy our second-generation satellite constellation and upgrade our gateways and other ground facilities, we may nevertheless become vulnerable to the successful introduction of superior technology by our competitors.

•        Capital Expenditures.   We have incurred significant capital expenditures from 2007 through June 30, 2010, and we expect to incur additional significant expenditures through 2013 to complete and launch our second-generation constellation and related upgrades.

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

Simplex Products (Personal Tracking Services and Emergency Messaging).   In early November 2007, we introduced the SPOT satellite GPS messenger, aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar Simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google Maps TM . The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. We are continuing to work on additional SPOT-like applications.

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

•        SPOT Satellite GPS Messenger Distribution

We are distributing and selling our SPOT satellite GPS messenger through a variety of existing and new distribution channels. We have distribution relationships with a number of “Big Box” retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy, Pep Boys, Big 5 Sporting Goods, Big Rock Sports, Cabela’s, Campmor, London Drugs, Gander Mountain, REI, Sportsman’s Warehouse, Wal-Mart.com, West Marine, DBL Distributing, D.H. Distributing, and CWR Electronics. We currently sell SPOT satellite GPS messenger products through approximately 10,000 distribution points. We also sell directly using our existing sales force into key vertical markets and through our direct e-commerce website ( www.findmespot.com ).

SPOT satellite GPS messenger products and services have been on the market for almost three years in North America and substantially less time in foreign markets. The long-term commercial success of the products and services globally cannot be assured.

•        Fluctuations in currency rates.   A substantial portion of our revenue (36% for the three and six month periods ended June 30, 2010) is denominated in foreign currencies. In addition, certain obligations under the contracts for our second-generation constellation and related control network facility are denominated in Euros. Any decline in the relative value of the U.S. dollar may adversely affect our revenues and increase our capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

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

In October 2007, we entered into an agreement with Open Range Communications, Inc. that permits Open Range to deploy service in certain rural geographic markets in the United States under our ATC authority. Open Range will use our spectrum to offer dual mode mobile satellite based and terrestrial wireless WiMAX services to over 500 rural American communities. In December 2008, we amended our agreement with Open Range. The amended agreement reduced our preferred equity commitment to Open Range from $5 million to $3 million (which investment was made in the form of bridge loans that converted into preferred equity at the closing of Open Range’s equity financing). Under the agreement as amended, Open Range has the right to use a portion of our spectrum within the United States and, if Open Range so elects, it can use the balance of our spectrum authorized for ATC services, to provide these services. Open Range has options to expand this relationship over the next three years, some of which are conditional upon Open Range electing to use all of the licensed spectrum covered by the agreement. Commercial availability began in selected markets in November 2009. The initial term of the agreement of up to 30 years is co-extensive with our ATC authority and is subject to renewal options exercisable by Open Range. Either party may terminate the agreement before the end of the term upon the occurrence of certain events, and Open Range may terminate it at any time upon payment of a termination fee that is based upon a percentage of the remaining lease payments. Based on Open Range’s business plan used in support of its $267 million loan under a federally authorized loan program, the fixed and variable payments to be made by Open Range over the initial term of 30 years indicate a value for this agreement between $0.30 and $0.40/MHz/POP. Open Range satisfied the conditions to implementation of the agreement on January 12, 2009 when it completed its equity and debt financing, consisting of a $267 million broadband loan from the Department of Agriculture Rural Utilities Program and equity financing of $100 million. Open Range has remitted to us its initial down payment of $2 million. Open Range’s annual payments in the first six years of the agreement will range from approximately $0.6 million to up to $10.3 million, assuming it elects to use all of the licensed spectrum covered by the agreement. The amount of the payments that we will receive from Open Range will depend on a number of factors, including the availability of continued financing, the eventual geographic coverage of and the number of customers on the Open Range system. In addition to our agreement with Open Range, we hope to exploit additional ATC monetization strategies and opportunities in urban markets or in suburban areas that are not the subject of our agreement with Open Range. Our system is flexible enough to allow us to use different technologies and network architectures in different geographic areas.

In April 2008, the FCC extended the portion of our spectrum for which we have ATC authorization from 11MHz to a total of 19.275 MHz, 7.775 MHz of which is in the L-band and 11.5 MHz is in the S-band. Pursuant to the FCC’s decision, by certain dates in 2010 and 2011, we must meet, or secure from the FCC a waiver, of certain of the FCC’s applicable authorization, or “gating” requirements. In December 2009, we asked the FCC to delay these dates by 16 months predicated on the delay in delivery of our second generation satellites because of the earthquake in L’Aquila, Italy discussed above. We have responded to various FCC requests for additional information, and the FCC has provided a second extension of our time frame for Open Range to use our spectrum until September 15, 2010, while the FCC continues its consideration of our December 2009 request.  If the FCC does not rule in our favor on the full extension, or does not provide additional temporary extensions, it may require Open Range to suspend utilization of our spectrum.

Service and Subscriber Equipment Sales Revenues.  The table below sets forth amounts and percentages of our revenue by type of service and equipment sales for the three and six month periods ended June 30, 2010 and 2009 (In thousands).

	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Mobile	$5,501	31%	$6,780	43%	$10,902	33%	$13,286	43%
Fixed	433	2	636	4	897	3	1,250	4
Data	144	1	144	1	290	1	290	1
Simplex	4,871	28	2,998	19	9,174	27	5,562	18
IGO	356	2	469	3	572	2	836	3
Other(1)	1,603	9	1,535	10	3,527	10	2,469	8
Total Service Revenue	12,908	73	12,562	80	25,362	76	23,693	77

Subscriber Equipment Sales:
Mobile	477	3	606	4	808	3	1,619	5
Fixed	42	—	36	—	79	—	113	—
Data and Simplex	4,031	23	2,445	16	6,918	21	4,296	14
Accessories/Misc.	164	1	67	—	26	—	1,158	4
Total Subscriber Equipment Sales	4,714	27	3,154	20	7,831	24	7,186	23

Total Revenue	$17,622	100%	$15,716	100%	$33,193	100%	$30,879	100%

(1)	Includes engineering services and activation fees

Subscribers and ARPU for the three and six months ended June 30, 2010 and 2009. The following table set forth our average number of subscribers and ARPU for retail, IGO and Simplex customers for the three and six months ended June 30, 2010 and 2009. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Net Change	2010	2009	% Net Change
Average number of subscribers for the period:

Retail	105,830	112,922	(6)%	105,884	113,693	(7	) %
IGO	62,389	71,378	(13)	63,135	72,381	(13)
Simplex	234,947	179,877	31	228,743	171,393	33

ARPU (monthly):

Retail	$23.11	$25.80	(10)	$23.23	$24.44	(5)
IGO	$1.90	$2.19	(13)	$1.51	$1.93	(22)
Simplex	$6.85	$5.53	24%	$6.65	$5.40	23%

	June 30, 2010	June 30, 2009	% Net Change
Ending number of subscribers:

Retail	106,682	112,113	(5)%
IGO	60,978	69,491	(12)
Simplex	244,635	189,879	29
Total	412,295	371,483	11%

The total number of net subscribers increased from approximately 371,000 at June 30, 2009 to approximately 412,000 at June 30, 2010. As a result of the net increase in our total customer base of 11% from June 30, 2009 to June 30, 2010, our total service revenue increased for the same period. This is due primarily to increases in our Simplex business which experienced increases in ARPU and customer base. These gains in our Simplex business are being offset as we are still experiencing communication issues in our duplex business, which we expect to continue until our second generation satellite constellation is fully operational in 2011.

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

In June 2009, we entered into a business transfer agreement (BTA Agreement) with LG Dacom, the independent gateway operator in Korea, to acquire its gateway and other Globalstar assets for approximately $1 million in cash. In January 2010, we entered into a joint venture agreement with Arion Communications Co. This joint venture assumed the BTA Agreement and completed the Korean acquisition in the second quarter of 2010.  We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,
	2010	2009	% Change
Revenue:
Service revenue	$12,908	$12,562	3%
Subscriber equipment sales	4,714	3,154	49
Total revenue	17,622	15,716	12

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,974	7,961	12
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	3,477	2,832	(23)
Cost of subscriber equipment sales — Impairment of assets	60	648	91
Total cost of subscriber equipment sales	3,537	3,480	(2)
Marketing, general and administrative	10,122	11,408	11
Depreciation and amortization	5,973	5,468	(9)
Total operating expenses	26,606	28,317	6

Operating loss	(8,984)	(12,601)	29

Other income (expense):
Interest income	157	56	180
Interest expense	(1,182)	(3,141)	62
Derivative loss	(8,073)	(797)	(913)
Other income (expense)	(1,132)	2,529	N/A
Total other income (expense)	(10,230)	(1,353)	(656)

Loss before income taxes	(19,214)	(13,954)	(38)
Income tax (benefit) expense	35	(192)	N/A
Net loss	$(19,249)	$(13,762)	(40)%

Revenue.  Total revenue increased by approximately $1.9 million, or 12%, to $17.6 million for the three months ended June 30, 2010, from $15.7 million for the three months ended June 30, 2009. The primary reason for the increase is the focus on equipment sales related to our Simplex products. The increase in our Simplex sales was partially offset by decreases in service revenue and equipment sales in our duplex business. Our duplex business is being affected by our two-way communication issues and, despite our efforts to maintain our duplex subscriber base by lowering prices for our duplex products, our duplex subscriber base decreased 6% during the three months ended June 30, 2010 compared to the corresponding period in 2009.

Our ARPU for Simplex during the three months ended June 30, 2010, increased by 24% to $6.85 from $5.53 for the same period in 2009. This increase resulted from a shift in product mix to our higher priced SPOT satellite GPS messenger products compared to other Simplex products. During the twelve-month period from June 30, 2009 to June 30, 2010 our overall net subscribers increased by approximately 41,000.

Service Revenue. Service revenue increased $0.3 million, or approximately 3%, to $12.9 million for the three months ended June 30, 2010, from $12.6 million for the same period in 2009. This increase is attributed to growth in our Simplex subscriber base and our Simplex ARPU increasing at 31% and 24%, respectively. In particular, increased service revenue was generated from our SPOT Satellite GPS messenger services as a result of additional SPOT service subscribers and prior year SPOT service subscribers’ renewing their annual subscriptions. These gains in Simplex were partially offset by a decrease in our duplex business resulting from our two-way communication issues and, in response, reductions of our prices for duplex services.

Subscriber Equipment Sales. Subscriber equipment sales increased by approximately $1.5 million, or 49%, to $4.7 million for the three months ended June 30, 2010, from $3.2 million for the same period in 2009. The increase was due primarily to a 64% increase in sales of our Simplex products and services during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.

Operating Expenses. Total operating expenses decreased $1.7 million, or approximately 6%, to $26.6 million for the three months ended June 30, 2010, from $28.3 million for the same period in 2009. This decrease was due to reductions in our headcount, lower marketing and advertising costs and various other operating expense reductions throughout the Company.

Cost of Services. Our cost of services for the three months ended June 30, 2010 and 2009, was $7.0 million and $8.0 million, respectively. Our cost of services comprises primarily of network operating costs. This decrease was due primarily to an adjustment to stock-based compensation expense related to restricted stock unit grants that were forfeited when an executive left the Company in January 2010.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales increased approximately $0.1 million, or 2%, to $3.5 million for the three months ended June 30, 2009. This increase was due primarily to increased sales of our simplex products. This was partially offset by a decrease in the impairment of assets in the three months ended June 30, 2010 when compared to the three months ended June 30, 2009 due to the first generation equipment being mostly reserved against by the end of June 30, 2009.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased approximately $1.3 million, or 11%, to $10.1 million for the three months ended June 30, 2010, from $11.4 million for the same period in 2009. This decrease was due primarily to an adjustment to stock-based compensation expense related to restricted stock unit grants that were forfeited when an executive left the Company in January 2010. Also, stock based compensation was lower in the three months ended June 30, 2010 when compared to the three months ended June 30, 2009 due to our primary stock compensation plan becoming fully vested in March 2010. Additionally, other employee related expenses decreased due to the reduction in headcount since June 2009.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.5 million for the three months ended June 30, 2010 from the same period in 2009. The increase relates to the amortization of the intangible assets acquired from Axonn in December 2009.

Operating Loss.  Operating loss decreased approximately $3.6 million, to $9.0 million, for the three months ended June 30, 2010, from $12.6 million for the same period in 2009. This decrease resulted primarily from the 12% increase in revenue in the three months ended June 30, 2010, when compared to the three months ended June 30, 2009, the lower cost of services and the decreased marketing, general and administrative expenses described above.

Interest Income. Interest income increased by approximately $0.1million, to $0.2 million, for the three months ended June 30, 2010, from $0.1 million for the same period in 2009 due to higher average cash balances on hand.

Interest Expense. Interest expense decreased by $1.9 million, to $1.2 million, for the three months ended June 30, 2010, from $3.1 million for the same period in 2009. This decrease resulted from higher expenses due to our deferred financing costs related to our financing in June 2009.

Derivative loss. Derivative losses increased by $7.3 million for the three months ended June 30, 2010 to a loss of $8.1 million, as compared to a loss of $0.8 million during the same period in 2009. These losses are due primarily to the fair market value adjustment to our derivative liabilities such as those embedded in our 8% Notes, warrants issued in conjunction with our 8% Notes, warrants issued to Thermo for our contingent equity agreement and subordinated loan agreement and the fair value adjustment of our interest rate cap agreements. Higher stock prices raise the fair value of the derivative liabilities and our stock price has risen 13% at  June 30, 2010 compared to March 31, 2010. This increase in the derivative liabilities is considered a loss on our Statement of Operations; however, these expenses related to derivatives are non-cash and do not affect our liquidity.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other income (expense) decreased by $3.7 million for the three months ended June 30, 2010, as compared to the same period in 2009, due primarily to the unfavorable change in the exchange rate of the Canadian dollar during the three months ended June 30, 2010.

Income Tax Expense. Income tax expense for the three months ended June 30, 2010 was less than $0.1 million compared to a benefit of  $0.2 million during the same period in 2009.

Net Loss. Our net loss increased approximately $5.4 million, to a loss of $19.2 million, for the three months ended June 30, 2010, from a net loss of $13.8 million for the same period in 2009. This increase in our net loss despite our improved operating performance is driven primarily by the derivative losses described above.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009 (in thousands):

	Six months ended June 30,
	2010	2009	% Change
Revenue:
Service revenue	$25,362	$23,693	7%
Subscriber equipment sales	7,831	7,186	9
Total revenue	33,193	30,879	7

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	14,592	18,369	21
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	5,989	5,827	(3)
Cost of subscriber equipment sales — Impairment of assets	60	648	91
Total cost of subscriber equipment sales	6,049	6,475	7
Marketing, general and administrative	18,334	25,385	28
Depreciation and amortization	11,863	10,892	(9)
Total operating expenses	50,838	61,121	17

Operating loss	(17,645)	(30,242)	42

Other income (expense):
Interest income	339	184	84
Interest expense	(2,592)	(3,381)	23
Derivative loss	(33,035)	(797)	(4,045)
Other income (expense)	(1,859)	(1,446)	(28)
Total other income (expense)	(37,147)	(5,440)	(583)

Income loss before income taxes	(54,792)	(35,682)	(54)
Income tax (benefit) expense	99	(162)	N/A
Net loss	$(54,891)	$(35,520)	(55)%

Revenue.  Total revenue increased by $2.3 million, or approximately 7%, from $30.9 million for the six months ended June 30, 2009 to $33.2 million for the six months ended June 30, 2010. We attribute this increase to higher service and equipment revenues as a result of gains in our Simplex subscriber base and increases in our ARPU for Simplex products. The increase in our Simplex sales was partially offset by decreases in service revenue and equipment sales in our duplex business. Our duplex business is being affected by our two-way communication issues and, despite our efforts to maintain our duplex subscriber base by lowering prices for our duplex products, our duplex subscriber base decreased 5% at June 30, 2010 compared to June 30, 2009. In contrast, our Simplex subscriber base increased by 29% for the same period.

Our ARPU for Simplex during the six months ended June 30, 2010, increased by 23% to $6.65 from $5.40 for the same period in 2009. This increase resulted from a shift in product mix to our higher priced SPOT Satellite GPS messenger products compared to other Simplex products.

Service Revenue. Service revenue increased $1.7 million, or approximately 7%, from $23.7 million for the six months ended June 30, 2009 to $25.4 million for the six months ended June 30, 2010. This increase is attributed to our Simplex subscriber base and our Simplex ARPU increasing at 33% and 23%, respectively. In particular, increased service revenue was generated from our SPOT Satellite GPS messenger services as a result of additional SPOT service subscribers and prior year SPOT service subscribers’ renewing their annual subscriptions. These gains in Simplex were partially offset by a decrease in our duplex business resulting from our two-way communication issues and, in response, reductions of our prices for duplex services.

Subscriber Equipment Sales. Subscriber equipment sales increased by approximately $0.6 million, or approximately 9%, from $7.2 million for the six months ended June 30, 2009 to $7.8 million for the six months ended June 30, 2010. The increase was due primarily to a 63% increase in sales of our Simplex products and services during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

Operating Expenses. Total operating expenses decreased $10.3 million, or approximately 17%, from $61.1 million for the six months ended June 30, 2009 to $50.8 million for the six months ended June 30, 2010. This decrease was due primarily to an adjustment to stock-based compensation expense related to restricted stock unit grants that were forfeited when two executives left the Company in January 2010, reductions in our contract labor costs, reduced marketing and advertising expenses, lower employee related expenses due to reductions in our headcount and lower cost of goods sold related to lower sales of subscriber equipment of our duplex products.

Cost of Services. Our cost of services for the six months ended June 30, 2010 and 2009 was $14.6 million and $18.4 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. This decrease was due primarily to an adjustment to stock-based compensation expense related to restricted stock unit grants that were forfeited when an executive left the Company in January 2010.

Cost of Subscriber Equipment Sales. Cost of subscriber equipment sales decreased $0.4 million, or approximately 7%, from $6.5 million for the six months ended June 30, 2009 to $6.1 million for the six months ended June 30, 2010.  This decrease was due primarily to a decrease in the impairment of assets in the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 due to the first generation equipment being mostly reserved against by the end of June 30, 2009.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased $7.1 million, or approximately 28%, from $25.4 million for the six months ended June 30, 2009 to $18.3 million for the six months ended June 30, 2010. This decrease was due primarily to an adjustment to stock-based compensation expense related to restricted stock unit grants that were forfeited when an executive left the Company in January 2010, to reductions in our contract labor, lower marketing and advertising costs and to decreases in payroll and related expenses as our average headcount decreased in the six months ended June 30, 2010, when compared to the same period in 2009.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $1.0 million, or approximately 9%, from $10.9 million for the six months ended June 30, 2009 to $11.9 million for the six months ended June 30, 2010. The increase relates to the amortization of the intangible assets acquired from Axonn in December 2009.

Operating Loss. Our operating loss of $17.6 million for the six months ended June 30, 2010 decreased approximately $12.6 million from an operating loss of $30.2 million for the six months ended June 30, 2009. This decrease resulted primarily from the 7% increase  in revenue in the six months ended June 30, 2010, when compared to the six months ended June 30, 2009, the lower cost of services and the decreased marketing, general and the administrative expenses described above.

Interest Income. Interest income increased by $0.1 million for the six months ended June 30, 2010 to $0.3 million due to higher average cash balances on hand when compared to the same period in 2009.

Interest Expense. Interest expense decreased by $0.8 million, to $2.6 million for the six months ended June 30, 2010 from $3.4 million for the six months ended June 30, 2009. This decrease resulted from higher expenses due to our deferred financing costs related to financings prior to our recapitalization  in June 2009.

Derivative loss. Derivative loss increased by $32.2 million for the six months ended June 30, 2010, as compared to the same period in 2009. These losses are due primarily to the fair value adjustment to our derivative liabilities such as those embedded in our 8% Notes, warrants issued in conjunction with our 8% Notes, warrants issued to Thermo for our contingent equity agreement and subordinated loan agreement and the fair value adjustment of our interest rate cap agreements. Higher stock prices raise the fair market value of the derivative liabilities and our stock price has risen 77% at  June 30, 2010 compared to December 31, 2009. This increase in the derivative liabilities is considered a loss on our Statement of Operations; however, these expenses related to derivatives are non-cash costs and do not affect our liquidity.

Other Income (Expense). Other income (expense) generally consists of foreign exchange transaction gains and losses. Other expense decreased by $0.4 million for the six months ended June 30, 2010 as compared to the same period in 2009 due primarily to the unfavorable change in the exchange rate of the Canadian dollar during the six months ended June 30, 2010.

Income Tax (Benefit) Expense. Income tax expense for the six months ended June 30, 2010 was $0.1 million compared to a benefit of $0.2 million during the same period in 2009.

Net Loss. Our net loss increased approximately $19.4 million to a loss of $54.9 million for the six months ended June 30, 2010 from a net loss of $35.5 million for the six months ended June 30, 2009. This increase in our net loss, despite our improved operating performance, is driven primarily by the derivative losses described above.

Liquidity and Capital Resources

The following table shows our cash flows from operating, investing, and financing activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net cash from operating activities	$(6,232)	$13,068
Net cash from investing activities	(130,777)	(48,530)
Net cash from financing activities	155,409	37,419
Effect of exchange rate changes on cash	907	1,723
Net increase in cash and cash equivalents	$19,307	$3,680

Currently, our principal sources of liquidity are our Facility Agreement (described below) and our existing cash.

At July 1, 2010, our principal short-term liquidity needs were:

•
to make payments to procure our second-generation satellite constellation, construct the Control Network Facility and launch related costs, in a total amount not yet determined, but which will include approximately €121.3 million payable to Thales Alenia Space by June 2011 under the purchase contract for our second-generation satellites and €0.9 million payable to Thales Alenia Space by June 2011 under the contract for construction of the Control Network Facility, respectively;

•	to make payments related to our launch for the second-generation satellite constellation in the amount of $57.1 million payable to our Launch Provider by June 30, 2011;

•	to make payments related to the construction of our second-generation ground component in the amount of $28.2 million by June 30, 2011; and

•	to fund our working capital.

During the six months ended June 30, 2010 and the year ended December 31, 2009, our principal sources of liquidity were:

Dollars in millions	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Cash on-hand at beginning of period	$67.9	$12.4

Borrowings under Facility Agreement	$151.0	$371.2

Net proceeds from 8.00% convertible senior unsecured notes	$—	$51.3

Net proceeds from exercise of warrants	$4.4	$—

Proceeds from Thermo equity purchases	$—	$1.0

Borrowings under Thermo Funding credit agreement and other debt, net	$—	$35.0

We plan to fund our short-term liquidity requirements from the following sources:

•	cash from our Facility Agreement ($64.1 was available at June 30, 2010); and

•	excess cash on hand at June 30, 2010.

Our principal long-term liquidity needs are:

•	to pay the costs of procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities;

•	to fund our working capital, including any growth in working capital required by growth in our business;

•	to fund the cash requirements of our independent gateway operator acquisition strategy, in an amount not determinable at this time; and
•	to fund repayment of our indebtedness when due.

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

Net Cash from Operating Activities

Net cash from operating activities during the six months ended June 30, 2010 decreased to a cash outflow of $6.2 million from an inflow of $13.1 million in the same period in 2009. This decrease was due primarily to unfavorable changes in operating assets and liabilities partially offset by higher revenues during the six months ended June 30, 2010, as compared to the same period in 2009.

Net Cash from Investing Activities

Cash used in investing activities was $130.8 million during the six months ended June 30, 2010, compared to $48.5 million during the same period in 2009. This increase in cash used for the six months ended June 30, 2010 when compared to the six months ended June 30, 20009 was primarily the result of increased payments related to the construction of our second generation constellation during the six months ended June 30, 2010.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $118.0 million to $155.4 million during the six months ended June 30, 2010, from $37.4 million during the same period in 2009. The increase was due primarily to our need to fund the construction of our second generation satellite constellation and related ground facilities. We funded these activities by borrowing under our Facility Agreement. We spent approximately $129 million on these projects during the six months ended June 30, 2010 compared to approximately $78 million in the six months ended June 30, 2009. We also made approximately $34 million in non-recurring debt financing  payments in the six months ended June 30, 2009.

Capital Expenditures

We currently estimate that the capitalized expenditures related to procuring and deploying our second-generation satellite constellation and upgrading our gateways and other ground facilities will cost approximately $1.3 billion, including total contract values for Thales, our Launch Provider, Hughes and Ericsson and excluding launch costs for the second 24 satellites, internal costs and capitalized interest, which we expect will be reflected in capital expenditures through 2013. Since the fourth quarter of 2006, we have used portions of the proceeds from sales of common stock to Thermo, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and 8% Notes and borrowings under our credit facility with Thermo and the Facility Agreement to fund expenditures incurred through June 30, 2010. We plan to fund the balance of the capital expenditures through the use of the remaining funds available under our Facility Agreement, additional debt and equity financings (if necessary) and cash flow from operations once we have deployed our second-generation satellite constellation.

The amount of actual and contractual capital expenditures related to the construction of the second-generation constellation and satellite operations control centers, ground component and related costs and the launch services contracts is presented in the table below (in millions):

	Currency	Payments through June 30,	Estimated Future Payments
Contract	of Payment	2010	2010	2011	2012	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€408	€61	€88	€56	€66	€679	(1)
Thales Alenia Satellite Operations Control Centers	EUR	€9	€1	€—	€—	€—	€10	(1)
Arianespace Launch Services	USD	$189	$13	$14	$—	$—	$216
Launch Insurance	USD	$1	$11	$28	$—	$—	$40
Hughes second-generation ground component (including research and development expense)	USD	$43	$8	$37	$16	$—	$104
Ericsson	USD	$1	$1	$8	$15	$3	$28

(1)   Of these amounts, all but €227 million is payable at a fixed exchange rate of €1.00 = $1.42.

Cash Position and Indebtedness

As of June 30, 2010, our total cash and cash equivalents were $87.2 million and we had total indebtedness of $620.8 million compared to total cash and cash equivalents and total indebtedness at December 31, 2009 of $67.9 million and $465.8 million, respectively.

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

At June 30, 2010, we were in compliance with the covenants of the Facility Agreement.

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

Our exposure to fluctuations in currency exchange rates has decreased as a result of certain portions of our contracts for the construction of our second-generation constellation satellite and the related control network facility, which are payable primarily in Euros, are at a fixed exchange rate. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance not at a fixed exchange rate of approximately €227 million on June 30, 2010, would result in $3.2 million of additional payments. See “Note 3: Property and Equipment” of the unaudited interim consolidated financial statements in Part I, Item 1 of this Report. Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6 month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base rate will be 1% less than the then 6 month Libor rate. The applicable margin from the base rate ranges from 2.07% to 2.4% through the termination date of the facility. Assuming that we borrowed the entire $586.3 million under the Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2010, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three and six months ended June 30, 2010.

(b)	Changes in internal control over financial reporting.

As of June 30, 2010, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission (“SEC”), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. With the exception of the risk outlined below, there have been no material changes to the risk factors disclosed in Part I. Item 1A.”Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 12, 2010.

The failure to attract and retain skilled personnel could impair our operations.

In July 2010, we announced our intention to relocate substantial portions of our operations to a facility in Louisiana. This may lead to significant personnel turnover in all areas of our business. Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel.  The employment of these individuals and our other personnel is terminable at will with short or no notice.  The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition.

Item 6. Exhibits

Number	Description
4.1	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

	By:	/s/Peter J. Dalton
Date: August 6, 2010		Peter J. Dalton
Chief Executive Officer

	By:	/s/ Fuad Ahmad
Date: August 6, 2010		Fuad Ahmad
Senior Vice President and Chief Financial Officer