Form 10-Q
period 2010-09-30
Globalstar, Inc.
filed 2010-11-09
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33117

GLOBALSTAR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

300 Holiday Square Blvd.
Covington, Louisiana 70433
(Address of principal executive offices and zip code)

(985) 335-1500
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

As of October 29, 2010, 289,998,586 shares of voting common stock and 19,275,750 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		As Adjusted –		As Adjusted –
		Note 1		Note 1

Revenue:
Service revenue	$13,389	$13,260	$38,751	$36,953
Subscriber equipment sales	4,834	4,261	12,665	11,447
Total revenue	18,223	17,521	51,416	48,400
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,995	9,403	22,587	27,772
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	3,329	1,987	9,317	7,814
Cost of subscriber equipment sales — impairment of assets	-	7	61	655
Total cost of subscriber equipment sales	3,329	1,994	9,378	8,469
Marketing, general, and administrative	12,911	12,328	31,245	37,713
Depreciation, amortization, and accretion	7,301	5,473	19,164	16,365
Total operating expenses	31,536	29,198	82,374	90,319
Operating loss	(13,313)	(11,677)	(30,958)	(41,919)
Other income (expense):
Interest income	63	181	402	365
Interest expense	(1,202)	(1,763)	(3,794)	(5,144)
Derivative gain (loss)	(9,150)	5,993	(42,185)	5,196
Other	(883)	1,839	(2,742)	393
Total other income (expense)	(11,172)	6,250	(48,319)	810
Loss before income taxes	(24,485)	(5,427)	(79,277)	(41,109)
Income tax expense (benefit)	8	92	107	(70)
Net loss	$(24,493)	$(5,519)	$(79,384)	$(41,039)
Loss per common share:
Basic	$(0.09)	$(0.04)	$(0.28)	$(0.35)
Diluted	(0.09)	(0.04)	(0.28)	(0.35)
Weighted-average shares outstanding:
Basic	287,502	127,527	281,701	118,531
Diluted	287,502	127,527	281,701	118,531

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2010	December 31, 2009
		As Adjusted – Note 1
ASSETS
Current assets:
Cash and cash equivalents	$57,452	$67,881
Accounts receivable, net of allowance of $5,754 (2010) and $5,735 (2009)	12,873	9,392
Inventory	63,228	61,719
Advances for inventory	9,551	9,332
Prepaid expenses and other current assets	4,310	5,404
Total current assets	147,414	153,728

Property and equipment, net	1,091,406	964,921
Other assets:
Restricted cash	38,412	40,473
Deferred financing costs	63,772	69,647
Other assets, net	28,562	37,871
Total assets	$1,369,566	$1,266,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,300	$76,661
Accrued expenses	50,279	30,520
Payables to affiliates	690	541
Deferred revenue	17,747	19,911
Current portion of long term debt	—	2,259
Total current liabilities	89,016	129,892

Long term debt	625,501	463,551
Employee benefit obligations	4,479	4,499
Derivative liabilities	72,352	49,755
Other non-current liabilities	29,479	23,151
Total non-current liabilities	731,811	540,956

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding:
Series A Preferred Convertible Stock, $0.0001 par value: one share authorized; none issued and outstanding	—	—
Voting Common Stock, $0.0001 par value; 865,000,000 shares authorized at September 30, 2010 and December 31, 2009; 288,059,000 and 274,384,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	29	27
Nonvoting Common Stock, $0.0001 par value; 135,000,000 shares authorized at September 30, 2010 and December 31, 2009; 19,276,000 and 16,750,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	732,668	700,814
Accumulated other comprehensive loss	(1,243)	(1,718)
Retained deficit	(182,717)	(103,333)
Total stockholders’ equity	548,739	595,792

Total liabilities and stockholders’ equity	$1,369,566	$1,266,640

See accompanying notes to unaudited interim consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:

Net loss	$(79,384)	$(41,039)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	19,164	16,365
Change in fair value of derivative assets and liabilities	42,185	(5,196)
Stock-based compensation expense	43	8,042
Amortization of deferred financing costs	2,536	3,583
Loss and impairment on equity method investee	2,627	1,001
Other, net	691	1,755
Changes in operating assets and liabilities:
Accounts receivable	(2,960)	(598)
Inventory	(164)	2,406
Prepaid expenses and other current assets	232	493
Other assets	921	(8,389)
Accounts payable	1,596	(7,116)
Payables to affiliates	142	(2,485)
Accrued expenses and employee benefit obligations	2,837	661
Other non-current liabilities	750	1,734
Deferred revenue	1,096	1,315
Net cash from operating activities	(7,688)	(27,468)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(157,383)	(250,326)
Property and equipment additions	(5,473)	(1,807)
Investment in businesses	(1,110)	(145)
Restricted cash	2,064	12,165
Net cash from investing activities	(161,902)	(240,113)
Cash flows from financing activities:
Borrowings from revolving credit loan	-	7,750
Borrowings from $55M Senior Convertible Notes	-	55,000
Borrowings under subordinated loan agreement	-	25,000
Borrowings under short term loan	-	2,260
Proceeds from equity contributions	-	1,000
Proceeds from exercise of warrants	6,249	-
Borrowings from Facility Agreement	153,055	371,219
Deferred financing cost payments	-	(62,748)
Payments for the interest rate cap instrument	-	(12,425)
Net cash from financing activities	159,304	387,056
Effect of exchange rate changes on cash	(143)	(133)
Net increase in cash and cash equivalents	(10,429)	119,342
Cash and cash equivalents, beginning of period	67,881	12,357
Cash and cash equivalents, end of period	$57,452	$131,699
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$14,761	$11,628
Income taxes	$108	$92
Supplemental disclosure of non-cash financing and investing activities:
Conversion of debt to Series A Convertible Preferred Stock	$-	$180,177
Accrued launch costs and second-generation satellites costs	$30,748	$28,539
Capitalization of accrued interest for second-generation satellites and launch costs	$11,501	$8,662
Debt assumed to fund restricted cash	$-	$25,778
Conversion of debt to Common Stock	$-	$7,500
Capitalization of the accretion of debt discount and amortization of prepaid finance costs	$17,099	$5,627
Conversion of convertible notes into Common Stock	$4,239	$5,033

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. These unaudited interim consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any future period.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, derivatives, contingent consideration, warranty obligations, contingencies and litigation. Actual results could differ from these estimates.

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

Issued Accounting Pronouncements Recently Adopted

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance on accounting for share loan facilities. This guidance requires that share-lending arrangements be measured at fair value at the date of issuance and recognized as debt issuance cost with an offset to paid-in-capital. The issuance cost is required to be amortized as interest expense over the life of the financing arrangement. In accordance with Company policy, this amortized debt issuance cost was capitalized as construction in process related to the Company’s second generation satellite constellation and, therefore, included in property and equipment, net on the Company’s Consolidated Balance Sheets. The standard also requires additional disclosures including a description of the terms of the arrangement and the reason for entering into the arrangement. Globalstar was obligated to lend up to 36.1 million shares of its common stock in conjunction with its 2008 $150.0 million convertible debt issuance that is subject to the provisions of this updated guidance.

The Company has retrospectively revised the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and the Consolidated Balance Sheet as of December 31, 2009 to reflect the adoption of this updated guidance. In addition, the Company revised Notes 2, 4, and 5, included herein, to reflect the retrospective adoption.

The following table illustrates the impact of this adoption on the Company’s Consolidated Balance Sheet as of December 31, 2009 and the Consolidated Statements of Operations for the three and nine months ended September 30, 2009:

	As of December 31, 2009
	As Originally Reported	Effect of Change	As Revised
	(In thousands)
Property and equipment, net	$961,768	$3,153	$964,921
Deferred financing costs	$64,156	$5,491	$69,647
Additional paid-in capital	$684,539	$16,275	$700,814
Retained deficit	$(95,702)	$(7,631)	$(103,333)

	Three Months Ended September 30, 2009
	As Originally Reported	Effect of Change	As Revised
	(In thousands)
Weighted average shares outstanding – basic	144,827	(17,300)	127,527
Weighted average shares outstanding – diluted	144,827	(17,300)	127,527
Basic loss per share	$(0.04)	$(0.00)	$(0.04)
Diluted loss per share	$(0.04)	$(0.00)	$(0.04)

	Nine Months Ended September 30, 2009
	As Originally Reported	Effect of Change	As Revised
	(In thousands)
Weighted average shares outstanding – basic	135,831	(17,300)	118,531
Weighted average shares outstanding – diluted	135,831	(17,300)	118,531
Basic loss per share	$(0.30)	$(0.05)	$(0.35)
Diluted loss per share	$(0.30)	$(0.05)	$(0.35)

Fair Value Measurements and Disclosures

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity is required to disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. Adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

Consolidation of Variable Interest Entities

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to consolidation of variable interest entities (VIE’s), for determining whether an entity is a VIE. This guidance requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption did not have a significant impact on the Company’s results of operations and financial position.

Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new guidance related to multiple-deliverable revenue arrangements. The new guidance changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The new standard is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its results of operations and financial position.

In October 2009, the FASB issued new guidance for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for the Company beginning in the first quarter of fiscal year 2011; however early adoption is permitted. The Company currently is evaluating the financial impact that the adoption of this accounting standard will have on its consolidated financial statements.

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

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(24,493)	287,502	$(0.09)	$(79,384)	281,701	$ (0.28)

	Three Months Ended September 30, 2009 (As Adjusted – Note 1)			Nine Months Ended September 30, 2009 (As Adjusted – Note 1)
	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per-Share Amount
Basic and Dilutive loss per common share
Net loss	$(5,519)	127,527	$(0.04)	$(41,039)	118,531	$(0.35)

For the three and nine month periods ended September 30, 2010 and 2009, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

At September 30, 2010 and 2009, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement (See Note 5) remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share.

3. Acquisition

On December 18, 2009, Globalstar entered into an agreement with Axonn L.L.C. (“Axonn”) pursuant to which one of the Company’s wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of Axonn in exchange for payment at closing of $1.5 million in cash and $5.5 million in shares of the Company’s voting common stock. Of these amounts, $500,000 in cash was held in an escrow account to cover expenses related to the voluntary replacement of first production models of the Company’s second-generation SPOT satellite GPS messenger devices. Additionally, 2,750,000 shares of stock were held in escrow for any pre-acquisition contingencies not disclosed during the transaction.

Globalstar is also obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period. The Company’s estimate of the total earnout expected to be paid was 100%, or $10.8 million. Changes in the fair value of the earnout payments due to the passage of time will be recorded as accretion expense in the Consolidated Statement of Operations under operating expenses. As of September 30, 2010, the estimated earnout payments have not changed and no stock has been issued or cash payments made. The earnouts for the three month periods ended March 31, 2010 and June 30, 2010 were $292,000 and $178,000, respectively. The Company has not yet finalized calculating the earnout for the three months ended September 30, 2010. At September 30, 2010, the Company has accrued the fair value of the aggregate expected earnout of approximately $7.1 million.

The Company will make earnout payments principally in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but at its option may pay the earnout in cash after 13 million shares have been issued. Prior to the acquisition, Axonn was the principal supplier of the Company’s SPOT satellite GPS messenger products.

In connection with the transaction described above, the Company issued 6,298,058 shares of voting common stock to Axonn and certain of its lenders. The recipients may not sell any of these shares until the first anniversary of the closing.

The following table summarizes the Company’s allocation of the purchase price to the assets acquired and liabilities assumed in the acquisition (in thousands):

December 18, 2009
Accounts receivable	$1,176
Inventory	2,897
Property and equipment	931
Intangible Assets	7,600
Goodwill	2,703
Total assets acquired	$15,307
Accounts payable and other accrued liabilities	2,311
Total liabilities assumed	$2,311
Net assets acquired	$12,996

The Company accounted for the acquisition using the purchase method of accounting. The Company allocated the total estimated purchase prices to net tangible assets and identifiable intangible assets based on their fair values as of the date of the acquisition, recording the excess of the purchase price over those fair values as goodwill.

The Company has included the results of operations of Axonn in its consolidated financial statements from the date of acquisition. The results of Axonn prior to the acquisition are not material.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
		As Adjusted –
		Note 1
Globalstar System:
Space component	$130,676	$132,982
Ground component	32,018	31,623
Construction in progress:
Second-generation satellites, ground and related launch costs	988,421	852,466
Other	3,701	1,223
Furniture and office equipment	23,662	20,316
Land and buildings	4,311	4,308
Leasehold improvements	998	823
	1,183,787	1,043,741
Accumulated depreciation	(92,381)	(78,820)
	$1,091,406	$964,921

Property and equipment consist of an in-orbit satellite constellation (including eight spare satellites launched in 2007), ground equipment, second-generation satellites under construction and related launch costs, second-generation ground component and support equipment located in various countries around the world.

In June 2009, the Company and Thales Alenia Space entered into an amended and restated contract for the construction of 24 second-generation low-earth orbit satellites to incorporate prior amendments and acceleration requests and to make other non-material changes to the contract entered into in November 2006. The total contract price, including subsequent additions, is approximately €678.9 million.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the Control Network Facility) for the Company’s second-generation satellite constellation. The total contract price for the construction and associated services is €10.5 million, consisting primarily of €4.1 million for the Satellite Operations Control Centers, €4.3 million for the Telemetry Command Units and €2.1 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility. The Control Network Facility achieved the final acceptance milestone in October 2010.

In March 2010, the Company and Arianespace (the Launch Provider) entered into an amended and restated contract to incorporate prior amendments to the contract entered into in September 2007 for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which the Launch Provider agreed to make four launches of six satellites each and one optional launch of six satellites each. The total contract price for the first four launches is approximately $216.0 million. Notwithstanding the one optional launch, the Company is free to contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled.

In October 2010, six new second-generation Globalstar satellites were launched successfully from the Baikonur Cosmodrome in Kazakhstan, using the Soyuz launch vehicle. Globalstar has initiated in-orbit testing, and the performance of all six satellites is currently under review at this time.

In May 2008, the Company and Hughes Network Systems, LLC (Hughes) entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. In August 2009, the Company and Hughes amended their agreement extending the performance schedule by 15 months and revising certain payment milestones. In March 2010, the Company and Hughes further amended their agreement adding $2.7 million of new features which resulted in a revised total contract purchase price of approximately $103.7 million, payable in various increments over a period of 57 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The Company has begun capitalizing costs based upon reaching technological feasibility of the project. As of September 30, 2010, the Company had made payments of $46.4 million under this contract. Of the payments made, the Company expensed $5.5 million, capitalized $38.4 million under second-generation satellites, ground and related launch costs and classified $2.5 million as a prepayment in other assets, net.

In October 2008, the Company signed an agreement with Ericsson Federal Inc., a leading global provider of technology and services to telecom operators. In December 2009 and March 2010, the Company amended this contract to increase its obligations by $5.1 million for additional deliverables and features. According to the $27.8 million contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations.

As of September 30, 2010 and December 31, 2009, the Company has recorded capitalized interest of $109.4 million and $75.1 million, respectively. The following table summarizes interest capitalized during the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

Three Months Ended		Nine Months Ended
September 30,	September 30,	September 30,	September 30,
2010	2009	2010	2009
	As Adjusted –		As Adjusted –
	Note 1		Note 1

$12,208	$10,153	$35,310	$23,625

The following table summarizes depreciation expense for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

Three Months Ended		Nine Months Ended
September 30,	September 30,	September 30,	September 30,
2010	2009	2010	2009

$5,588	$5,459	$16,618	$16,323

5. Borrowings

Current portion of long term debt:

The current portion of long term debt at December 31, 2009 consisted of a loan of approximately $2.3 million from Thermo. In January 2010, Thermo converted its short term debt of approximately $2.3 million (plus accrued interest) into 2,525,750 shares of nonvoting common stock.

Long Term Debt:

Long term debt consists of the following (in thousands):

	September 30, 2010	December 31, 2009
5.75% Convertible Senior Notes due 2028	$57,134	$53,359
8.00% Convertible Senior Unsecured Notes	19,676	17,396
Facility Agreement	524,274	371,219
Subordinated loan	24,417	21,577
Total long term debt	$625,501	$463,551

Borrowings under Facility Agreement

On June 5, 2009, the Company entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The initial funding process of the Facility Agreement began on June 29, 2009 and was completed on July 1, 2009. The facility is comprised of:

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

The facility will mature 96 months after the first repayment date. Scheduled semi-annual principal repayments will begin the earlier of eight months after the last launch of the first 24 satellites from the second generation constellation or December 15, 2011. The facility will bear interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Interest payments are due on a semi-annual basis beginning January 2010.

The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of Globalstar and its domestic subsidiaries (other than its FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Company may prepay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio, (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers or enter into certain transactions with affiliates and (c) limit capital expenditures, as defined in the Facility Agreement, incurred by the Company to no more than $391.0 million in 2009 and $234.0 million in 2010. The Company is permitted to make cash payments under the terms of its 5.75% Notes.

By letter dated September 16, 2010, the COFACE Agent notified the Company that it had failed to deliver to the COFACE Agent a certified copy of the relevant license not later than twenty-five (25) business days prior to the first launch of the satellites, constituting a “breach” that had triggered a default. As such, the COFACE Agent instituted a draw stop, prohibiting the Company from utilizing the Facility Agreement until the default has been remediated or waived, but did not take any action to accelerate the debt. The COFACE Agent provided a remedy period to cure the breach by September 30, 2010. On October 28, 2010, the Company entered into an amendment and cancelation agreement with the COFACE bank syndicate, which canceled the original notification of default entirely and amended the Facility Agreement so that the Company is required to provide (1) a satellite communication license issued by French regulatory authorities no later than November 30, 2010, and (2) a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011. Under the amendment, the Company is prohibited from borrowing under the Facility Agreement until the Company provides the required license issued by the French regulatory authorities, and once that is provided, may resume borrowing while pursuing the license from the U.S. authorities. The amendment also includes a provision that the Company and the COFACE bank syndicate agent agree that failing to provide either of the licenses would constitute an event of default. On October 28, 2010, the Company obtained authorization for the required license from the French authorities, ending the prohibition on borrowings under the Facility Agreement. Management believes that the Company will be able to provide the required U.S. license within the designated period, and that the Company will be able to meet its other debt covenants for at least the next 12 months. Accordingly, borrowings under the Facility Agreement have been classified as noncurrent on the Company’s Consolidated Balance Sheet at September 30, 2010.

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

The Contingent Equity Agreement also provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares subject to the warrants issuable is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the Company’s common stock price on valuation dates. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the common stock price used in the calculation will be the lower of the Company’s common stock price on the issuance date and the valuation dates. The Company issued Thermo a warrant to purchase 4,379,562 shares of common stock for this fee at origination of the agreement and on December 31, 2009 issued an additional warrant to purchase an additional 2,516,990 shares of common stock due to the reset provisions in the agreement. On December 31, 2009, the exercise price of the first tranche of warrants issued on June 19, 2009 was reset to $0.87. The price was subject to another reset on June 19, 2010 if the common stock price was lower than $0.87 per common share; due to the price at that date being $1.74, there was no further reset of the exercise price of this tranche.

On June 19, 2010, the Company issued warrants with respect to 3,448,276 additional shares (equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date); these warrants will be subject to the reset provision one year after initial issuance. On June 19, 2011, the Company will issue additional warrants with respect to a number of shares equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date; the exercise price of these warrants will be subject to the reset provision one year after initial issuance.

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

In December 2009, the Company issued stock at $0.87 per share, which was below the initial exercise price of $1.80 per share, in connection with its acquisition of the assets of Axonn. Given this transaction and the related provisions in the warrant agreements, the holders of the Warrants received warrants to purchase an additional 16.2 million shares of common stock. Additionally, the conversion price of the 8.00% Notes, which are convertible into shares of common stock, was reset to $1.78 per share of common stock.

On September 19, 2010, the closing price of the common stock was less than the exercise price of the Warrants then in effect, causing the exercise price of the Warrants to be reset to $1.61, equal to the volume-weighted average closing price of the common stock for the 15 previous trading days.

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

Holders may convert their 8.00% Notes at any time. The current base conversion price for the 8.00% Notes is $1.61 per share or 621.1 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the Company issues or sells shares of its common stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. If at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into common stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on the 8.00% Notes prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the common stock for the 10 trading days immediately preceding the Conversion Date. As of September 30, 2010, approximately $12.5 million of the 8.00% Notes had been converted, resulting in the issuance of approximately 11.7 million shares of common stock. At September 30, 2010 and December 31, 2009, $45.8 million and $44.3 million of 8.00% Notes remained outstanding, respectively.

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

The delayed draw term loan under the Wachovia facility bore an annual commitment fee of 2.0% until drawn or terminated. Commitment fees related to the loans, incurred during 2009 and 2008 were not material. To hedge a portion of the interest rate risk with respect to the delayed draw term loan, the Company entered into a five-year interest rate swap agreement. The Company terminated this interest rate swap agreement on December 10, 2008.

5.75% Convertible Senior Notes due 2028

The Company issued $150.0 million aggregate principal amount of 5.75% Notes pursuant to a Base Indenture and a Supplemental Indenture each dated as of April 15, 2008.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At September 30, 2010 and December 31, 2009, the balance in the escrow account was $4.1 million and $6.2 million, respectively. Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

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

Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the share. The 5.75% Notes are convertible at an initial conversion rate of 166.2 shares of common stock per $1,000 principal amount of 5.75% Notes, subject to adjustment. In addition to receiving the applicable amount of shares of common stock or cash in lieu of all or a portion of the shares, holders of 5.75% Notes who convert them prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the 5.75% Notes being converted.

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

Conversion of 5.75% Notes

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into common stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued, for a combination of common stock and cash. The Company has issued approximately 23.6 million shares of its common stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million, representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of the Company’s common stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at September 30, 2010 and December 31, 2009, respectively.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company issued and lent the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent acted as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. Upon adoption of the FASB’s updated guidance on accounting for own-share lending arrangements, the share loan agreement was valued at $16.3 million and was classified as deferred financing costs to be amortized utilizing the effective interest rate method over a period of five years. The fair value of the Share Loan was estimated using significant unobservable inputs as the difference between the fair value of the shares loaned to the Borrower and the present value of the shares to be returned and other consideration provided to the Company, pursuant to the Share Lending Agreement. A Black-Scholes Option Pricing model was used to estimate the value of the note holders’ right to convert the 5.75% Notes into shares of common stock under certain scenarios. A risk neutral binomial model was also used to simulate possible stock price outcomes and the probabilities thereof. In the fourth quarter of 2008, in accordance with the conversion of a portion of the 5.75% Notes as described above, $7.6 million of the unamortized deferred financing costs were written off reducing the gain from extinguishment of debt in the Consolidated Statement of Operations for that period. For each of the three month periods ended September 30, 2010 and 2009, approximately $0.4 million of deferred financing costs were amortized and included in the capitalized interest. For the nine month periods ended September 30, 2010 and 2009, approximately $1.1 million and $1.0 million, respectively, of deferred financing costs were amortized and included in the capitalized interest. At September 30, 2010, $4.4 million of the deferred financing costs remain unamortized, and approximately 17.3 million Borrowed Shares valued at approximately $30.1 million remained outstanding.

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

Upon adoption of the accounting guidance the Company recorded a decrease in long-term debt of approximately $23.1 million; an increase in its stockholders’ equity of approximately $28.3 million; and an increase in its net property, plant and equipment of approximately $5.9 million as of December 31, 2008. This adoption changed the Company’s full year 2008 Consolidated Statement of Operations, because the gains associated with conversions and exchanges of 5.75% Notes in 2008 were recorded in stockholders’ equity prior to adoption of this standard. This adoption impacted the Company’s Consolidated Statement of Operations for 2008 by reducing the net loss by approximately $52.9 million. At September 30, 2010 and 2009, the remaining term for amortization associated with debt discount was approximately 30 and 42 months, respectively. The annual effective interest rate utilized for the amortization of debt discount during the three and nine months ended September 30, 2010 and 2009 was 9.14% The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during the three months ended September 30, 2010 and 2009, was $2.4 million and $2.2 million respectively, all of which was capitalized. The interest cost associated with the coupon rate on the 5.75% Notes plus the corresponding debt discount amortized during the nine months ended September 30, 2010 and 2009, was $6.9 million and $6.6 million respectively, all of which was capitalized. The carrying amount of the equity and liability component, as of September 30, 2010 and December 31, 2009, is presented below (in thousands):

	September 30, 2010	December 31, 2009
Equity	$54,675	$54,675
Liability:
Principal	71,804	71,804
Unamortized debt discount	(14,670)	(18,445)
Net carrying amount of liability	$57,134	$53,359

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

6. Derivative Instruments

In June 2009, in connection with entering into the Facility Agreement (See Note 5), which provides for interest at a variable rate, the Company entered into ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in “Derivative gain (loss)” in the accompanying Consolidated Statement of Operations.

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

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes (See Note 5), the Company recorded the warrants as Other Non-Current Liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

The Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement (See Note 5), were a liability and recorded it as a component of Other Non-Current Liabilities, at issuance. The corresponding benefit is recorded in prepaid and other non-current assets and is being amortized over the one-year availability period. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported as “Derivative gain (loss)” in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a risk-neutral binomial model.

None of the derivative instruments described above was designated as a hedge. The following tables disclose the fair value of the derivative instruments and their impact on the Company’s Consolidated Statements of Operations (in thousands):

	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap derivative	Other assets, net	$788	Other assets, net	$6,801
Compound embedded conversion option	Derivative liabilities	(28,485)	Derivative liabilities	(14,235)
Warrants issued with 8.00% Notes	Derivative liabilities	(35,768)	Derivative liabilities	(27,711)
Warrants issued with contingent equity agreement	Derivative liabilities	(8,099)	Derivative liabilities	(7,809)
Total		$(71,564)		$(42,954)

	Three months ended September 30,
	2010		2009
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate cap derivative	Derivative gain (loss)	(728)	Derivative gain (loss)	(2,193)
Compound embedded conversion option	Derivative gain (loss)	(4,303)	Derivative gain (loss)	3,997
Warrants issued with 8.00% Notes	Derivative gain (loss)	(4,013)	Derivative gain (loss)	4,189
Warrants issued with contingent equity agreement	Derivative gain (loss)	(106)	Derivative gain (loss)	—
Total		$(9,150)		$5,993

	Nine months ended September 30,
	2010		2009
	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate cap derivative	Derivative gain (loss)	(6,013)	Derivative gain (loss)	(6,287)
Compound embedded conversion option	Derivative gain (loss)	(15,412)	Derivative gain (loss)	6,267
Warrants issued with 8.00% Notes	Derivative gain (loss)	(17,041)	Derivative gain (loss)	5,216
Warrants issued with contingent equity agreement	Derivative gain (loss)	(3,719)	Derivative gain (loss)	—
Total		$(42,185)		$5,196

7. Payables to Affiliates

Thermo incurs certain expenses on behalf of the Company, which are charged to the Company. The table below summarizes total expenses for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
General and administrative expenses	$271,000	$21,000	$352,000	$109,000
Non-cash expenses	$28,000	$42,000	$112,000	$295,000

Non-cash expenses during 2010 are expenses related to services provided by an executive officer of Thermo (who is also a Director of the Company) who received no cash compensation from the Company, which was accounted for as a contribution to capital. During 2009, the Company also recorded non-cash expenses related to services provided by two executive officers of Thermo (who are also Directors of the Company) who receive no cash compensation from the Company, which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time.

8. Other Related Party Transactions

Since 2005, Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory. As of September 30, 2010 and December 31, 2009, total advances to Qualcomm for inventory were $9.2 million. As of September 30, 2010 and December 31, 2009, the Company had outstanding commitment balances of approximately $48.9 million and $49.4 million, respectively. Effective February 24, 2010, the Company amended its agreement with Qualcomm to extend the term and defer delivery of mobile phones and related equipment until June 2011 through February 2013.

On August 16, 2006, the Company entered into an amended and restated credit agreement with Wachovia Investment Holdings, LLC, as administrative agent and swingline lender, and Wachovia Bank, National Association, as issuing lender, which was subsequently amended on September 29 and October 26, 2006. On December 17, 2007, Thermo was assigned all the rights (except indemnification rights) and assumed all the obligations of the administrative agent and the lenders under the amended and restated credit agreement, and the credit agreement was again amended and restated. In connection with fulfilling the conditions precedent to funding under the Company’s Facility Agreement, in June 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of the Company’s 8% Notes, provided a $2.3 million short-term loan to the Company (which was subsequently converted to nonvoting common stock), and loaned $25.0 million to the Company to fund its debt service reserve account (See Note 5 “Borrowings”).

During the three and nine month periods ended September 30, 2010 and 2009, the Company purchased services and equipment from a company whose non-executive chairman served as a member of the Company’s board of directors. The following table summarizes these purchases (in thousands):

Three Months Ended		Nine Months Ended
September 30,	September 30,	September 30,	September 30,
2010	2009	2010	2009

$300	$1,000	$1,900	$3,200

9. Income Taxes

For the period ending December 31, 2009, the net deferred tax assets were $0. For the period ended September 30, 2010, the deferred tax assets continue to be fully reserved.

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

During April 2010, the Company received notification from the IRS that the Company's 2007 and 2008 returns were selected for examination. The fieldwork for this audit has commenced. The Company is not aware of any taxes that it may be required to pay as a result of the examination. In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years.

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

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of September 30, 2010 and December 31, 2009, the Company had recorded a tax liability and receivable of $10.2 million to the foreign tax authorities and from the previous owners, respectively.

10. Comprehensive Loss

Comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of comprehensive loss were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(24,493)	$(5,519)	$(79,384)	$(41,039)
Other comprehensive income:
Foreign currency translation adjustments	43	1,604	475	3,188

Total comprehensive loss	$(24,450)	$(3,915)	$(78,909)	$(37,851)

11. Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) is a broad based, long-term retention program intended to attract and retain talented employees and align stockholder and employee interests. Including grants to both employees and executives, 0.2 million and 8.5 million restricted stock awards and restricted stock units were granted during the three month periods ended September 30, 2010 and 2009, respectively. Including grants to both employees and executives, 1.5 million and 8.6 million restricted stock awards and restricted stock units were granted during the nine month periods ended September 30, 2010 and 2009, respectively. The Company also granted options to purchase approximately 1.5 million and 3.6 million shares of common stock during the nine months ended September 30, 2010 and September 30, 2009, respectively. In March 2010, the Company added 2.5 million shares of its common stock to the shares available for issuance under the Equity Plan.

12. Headquarter Relocation

On July 13, 2010 the Company announced that it would be relocating its corporate headquarters to Covington, Louisiana. In addition, Globalstar’s product development center, the Company’s international customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications will move to Louisiana.

In connection with the relocation, the Company expects to incur expenses, including but not limited to, severance, travel expenses, moving expenses, temporary housing, and lease termination payments. As of September 30, 2010, Globalstar had incurred expenses of $0.8 million. As of September 30, 2010, the Company also recorded in property and equipment $1.2 million of facility improvements and replacement equipment in connection with the relocation.

The Company entered into a Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (LED) to be reimbursed to relocate equipment and personnel from other Company locations to the facility in Covington, Louisiana. The Company records a receivable from the State as reimbursable costs are incurred or as capital expenditures are made. Reimbursements for relocation expenses offset those expenses in the period incurred. Reimbursements for capital expenditures are recorded as deferred costs and offset depreciation expense as the related assets are used in service. These reimbursements, not to exceed $8.1 million, are contingent upon meeting required payroll thresholds. The Company has committed to the State to maintain required payroll amounts for each year covered by the terms of the agreement through 2019. If the Company fails to meet the required payroll in any project year, the Company will reimburse the State for a portion of the shortfall not to exceed the total reimbursement received by the Company from the State. The Company will assess the probability of reimbursement to the state and will record a liability when the amounts are probable and estimable. As of September 30, 2010, the Company has recorded a receivable of $2.0 million from the State of Louisiana related to these reimbursements. As of September 30, 2010, the Company expects to meet the minimum payroll thresholds required under the contract, and therefore has no provision for contingent payroll reimbursements.

13. Commitments and Contingencies

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

Walsh and Kesler v. Globalstar, Inc. (formerly Stickrath v. Globalstar, Inc.).   On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. In July 2008, the Company filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint substituting Messrs. Walsh and Kesler as the named plaintiffs. A joint notice of settlement was filed with the court on March 9, 2010. The court heard the motion for settlement on March 29, 2010 and the parties subsequently submitted a first amendment to the stipulated class settlement agreement on April 2, 2010. The court entered an order approving the settlement on October 14, 2010, and the Company has proceeded to implement it. The Company had a liability of $1.3 million for this settlement as of September 30, 2010.

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

Canadian Employment Litigation.   The Company and its Canadian subsidiary, Globalstar Canada Satellite Co. are in litigation with a certain former employee seeking damages for breach of contract plus associated costs.  The Company intends to defend this litigation in the Canadian courts where the lawsuit was commenced.  The Company has accrued an estimated amount for this litigation that it considers to be immaterial to its consolidated financial statements.

14.  Geographic Information

Revenue by geographic location, presented net of eliminations for intercompany sales, was as follows for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service:
United States	$8,398	$8,003	$24,160	$21,899
Canada	3,126	3,654	8,947	9,610
Europe	791	302	2,295	1,548
Central and South America	966	1,211	3,050	3,646
Others	108	90	299	250
Total service revenue	13,389	13,260	38,751	36,953
Subscriber equipment:
United States	3,711	1,188	9,066	4,116
Canada	568	367	1,940	2,469
Europe	188	139	788	607
Central and South America	345	364	843	1,341
Others	22	2,203	28	2,914
Total subscriber equipment revenue	4,834	4,261	12,665	11,447

Total revenue	$18,223	$17,521	$51,416	$48,400

15. Fair Value of Financial Instruments

The Company follows the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures herein.  This guidance establishes a fair value framework requiring the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2: Observable inputs other than those included in Level 1 such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets or model- derived valuations or other inputs that can be corroborated by observable market data;
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (In thousands):

	Fair Value Measurements at September 30, 2010 using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap derivative	$—	$788	$—	$788
Total other assets measured at fair value	—	$788	—	788

Other liabilities:
Liability for contingent consideration	—	—	(7,092)	(7,092)
Compound embedded conversion option	—	—	(28,485)	(28,485)
Warrants issued with 8.00% Notes	—	—	(35,768)	(35,768)
Warrants issued with contingent equity agreements	—	—	(8,099)	(8,099)
Total liabilities measured at fair value	$—	$—	$(79,444)	$(79,444)

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Other assets:
Interest rate cap derivative	$—	$6,801	$—	$6,801
Total other assets measured at fair value	—	$6,801	—	6,801
Other liabilities:
Compound embedded conversion option	—	—	(14,235)	(14,235)
Warrants issued with 8.00% Notes	—	—	(27,711)	(27,711)
Warrants issued with contingent equity agreements	—	—	(7,809)	(7,809)
Total liabilities measured at fair value	$—	$—	$(49,755)	$(49,755)

Interest Rate Cap Derivatives

The fair value of the interest rate cap derivatives is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date.

Derivative Liabilities

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes and warrants issued with the 8.00% Notes and contingent equity agreement. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations. The Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc. (see Note 6); (ii) stock price volatility ranges from 33% – 109%; (iii) risk-free interest rates ranges from 0.14% – 2.53%; (iv) dividend yield of 0%; (v) conversion prices of $1.61; and (vi) market price at the valuation date of $1.74.

Contingent Consideration

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date.  That approach is based on significant inputs that are not observable in the market, which are referred to as level 3 inputs.  As of September 30, 2010 the Company has accrued a liability of $7.1 million for the estimated fair value of contingent considerations expected to be payable upon the acquired company reaching specific performance metrics over the next five years of operations.  From the acquisition date through September 30, 2010, the recognized amount of liability for contingent consideration increased by $1.1 million as a result of the change in the fair value from the passage of time.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 as follows (in thousands):

Balance at June 30, 2010	$(66,618)
Issuance of contingent equity warrant liability	-
Derivative adjustment related to conversions and exercises	2,448
Contingent equity liability reclassed to equity	-
Contingent consideration	(7,092)
Unrealized loss, included in derivative gain (loss), net	(8,182)
Balance at September 30, 2010	$(79,444)

Balance at December 31, 2009	$(49,755)
Issuance of contingent equity warrant liability	(8,510)
Derivative adjustment related to conversions and exercises	9,451
Contingent equity liability reclassed to equity	11,940
Contingent consideration	(7,092)
Unrealized loss, included in derivative gain (loss), net	(35,478)
Balance at September 30, 2010	$(79,444)

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 as follows (amounts in thousands):

Balance at June 30, 2009	$(39,036)
Issuance of compound embedded conversion option and warrants liabilities	3,058
Unrealized gain, included in derivative gain (loss), net	8,186
Balance at September 30, 2009	$(27,792)

In 2009, the Company adopted the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a non-recurring basis.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Investment in Open Range Communications

The Company owns an equity method investment in Open Range Communications. The Company’s total cash contribution for its investment in Open Range Communications was approximately $3.0 million.  On September 14, 2010, the FCC issued an Order denying the Company’s requested relief and suspended the Company’s authority to operate WiMAX ATC stations in the 2483.5-2495 MHz frequency band. As a result of this Order, the Company has ceased use of its ATC spectrum and is unable to continue leasing spectrum to Open Range. Open Range was granted Special Temporary Authority (STA) in a limited set of markets for a period of 60 days to provide Open Range additional time to obtain access to other spectrum and to minimize disruption to its customers. On September 23, 2010, the FCC modified the STA granted to Open Range, and the authorization was extended until January 31, 2011.

As a result of the regulatory rulings by the FCC, the Company wrote off the remaining carrying value of its equity method investment in Open Range Communications.  During the nine months ended September 30, 2010, the Company recorded $0.5 million in losses and a $1.9 million charge to write off its remaining investment in Open Range Communications. During the nine months ended September 30, 2009, the Company did not record any gains or losses on its investment in Open Range Communications.

The following table reflects the fair value measurements used in testing the impairment of equity method investments and fixed assets during the nine months ended September 30, 2010 (In thousands):

Fair Value Measurements for the nine months ended September 30, 2010 using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Investment in Open Range Communications	$—	$—	$—	$1,903
Total other assets measured at fair value	$—	$—	$—	1,903

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

Risks and uncertainties that could cause or contribute to such differences include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended by Form 8-K filed June 17, 2010.

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

Overview

We are a provider of mobile voice and data communication services via satellite. Our communications platform extends telecommunications beyond the boundaries of terrestrial wireline and wireless telecommunications networks to serve our customers’ desire for connectivity. Using in-orbit satellites and ground stations, which we call gateways, we offer voice and data communications services to government agencies, businesses and other customers in over 120 countries.

We currently provide the following telecommunications services:

•	two-way voice communication and data transmissions (which we call duplex) between mobile or fixed devices;

•
one-way data transmissions (which we call simplex) between a mobile or fixed device that transmits its location or other telemetry information and a central monitoring station (which includes SPOT Satellite GPS Messenger products).

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: government; public safety and disaster relief; recreation and personal; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

Duplex

All of our satellites launched prior to 2007 have experienced a degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem (our “two-way communication issues”). We expect to experience the same degradation on our 8 spare satellites launched in 2007. The S-band antenna provides the downlink from the satellite to a subscriber’s phone or data terminal. Degraded performance of the S-band antenna amplifiers reduces the availability of two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. When the S-band antenna on a satellite ceases to be functional, two-way communication is impossible over that satellite, but not necessarily over the constellation as a whole. We continue to provide two-way subscriber service because some of our satellites are fully functional but at certain times in any given location it may take longer to establish calls and the average duration of calls may be reduced. There are periods of time each day during which no two-way voice and data service is available at any particular location. The root cause of our two-way communication issues is unknown, although we believe it may result from irradiation of the satellites in orbit caused by the space environment at the altitude that our satellites operate.

We believe that customer reaction to the S-band antenna amplifier degradation and our related price reductions have been the primary causes of the reductions in duplex service revenue. If we are unable to maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation satellite constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

The first of four launches of six second-generation satellites took place on October 19, 2010.  We currently expect that the fourth launch will be completed in the summer of 2011.

SPOT and Simplex

The decline in the quality of two-way communications does not affect adversely our one-way simplex data transmission services, including our SPOT satellite GPS messenger products and services, which utilize only the L-band uplink from a subscriber’s simplex terminal to the satellites. The signal is transmitted back down from the satellites on our C-band feeder links, which are functioning normally, not on our S-band service downlinks.

The SPOT satellite GPS messenger is aimed at attracting both the recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using the Globalstar simplex network and web-based mapping software, this device provides consumers with the capability to trace or map the location of the user on Google Maps TM. The product enables users to transmit messages to specific preprogrammed email addresses, phone or data devices, and to request assistance in the event of an emergency. We are continuing to work on additional SPOT-like applications.

Currently we are voluntarily replacing a few thousand of the first production models of our second-generation SPOT satellite GPS messenger device; which we believe a portion of the cost of these replacements will be borne by the previous owners of Axonn pursuant to the terms of our acquisition agreement with Axonn. Actual costs of this replacement and any future product replacement or recall will depend upon several factors, including the number of units that require repair and administrative costs, whether the cost of any corrective action is borne initially by us or the supplier, and, if initially borne by us, whether we will be successful in recovering our costs from the supplier.

  We work continuously with the manufacturers of the products we sell to offer our customers innovative and improved products. Prior to our acquisition of Axonn’s assets, virtually all engineering, research and development costs of these new products have been paid by the manufacturers. However, to the extent the costs are reflected in increased inventory costs to us, and we are unable to raise our prices to our subscribers correspondingly, our margins and profitability would be reduced.

We introduced the SPOT Communicator GPS Messenger product in September 2010. The DeLorme Earthmate PN-60w is a product developed by DeLorme that has an application developed by DeLorme and Globalstar which allows the DeLorme Earthmate to connect wirelessly with the SPOT Communicator GPS Messenger to send custom type and text messages, as well as, provide navigation capabilities. DeLorme is responsible for distributing the two products together in North America. We intend the pricing for DeLorme with SPOT Communicator GPS Messenger products and services and equipment to be very attractive in the consumer marketplace. Annual service fees are $99.99 for our basic level plan and $149.98 with additional tracking capability. The equipment is sold by DeLorme to end users at $550.00 per unit.

Independent Gateway Operators

Our wholesale operations encompass primarily bulk sales of wholesale minutes to the independent gateway operators (IGO) around the globe. These IGO’s maintain their own subscriber bases that are mostly exclusive to us and promote their own service plans. The IGO system has allowed us to expand in regions that hold significant growth potential but are harder to serve without sufficient operational scale or where local regulatory requirements or business or cultural norms do not permit us to operate directly. Our wholesale efforts also include our simplex and duplex data tracking devices.

Currently, 13 of the 27 gateways in our network are owned and operated by unaffiliated companies, which we call independent gateway operators, some of whom operate more than one gateway. We have no financial interest in these IGO’s other than arms’ length contracts for wholesale minutes of service. Some of these IGO’s have been unable to grow their businesses adequately due in part to limited resources. Old Globalstar initially developed the IGO acquisition strategy to establish operations in multiple territories with reduced demands on its capital. In addition, there are territories in which for political or other reasons, it is impractical for us to operate directly. We sell services to the IGO’s on a wholesale basis and they resell them to their customers on a retail basis.

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

However, acquisitions of IGO’s do require us to commit capital for acquisition of their assets, as well as management resources and working capital to support the gateway operations, and therefore increase our risk in operating in these territories directly rather than through the independent gateway operators. In addition, operating the acquired gateways increases our marketing, general and administrative expenses. Our Facility Agreement limits to $25.0 million the aggregate amount of cash we may invest in foreign acquisitions without the consent of our lenders and requires us to satisfy certain conditions in connection with any acquisition.

In June 2009, we entered into a business transfer agreement (BTA Agreement) with LG Dacom, the independent gateway operator in Korea, to acquire its gateway and other Globalstar assets for approximately $1.0 million in cash. In January 2010, we entered into a joint venture agreement with Arion Communications Co. This joint venture assumed the BTA Agreement and completed the Korean acquisition in the second quarter of 2010.

We are unable to predict the timing or cost of further acquisitions because independent gateway operations vary in size and value.

Ancillary Terrestrial Component (ATC)

We are licensed to use approximately 25 MHz of global satellite spectrum.  Within the United States, we are authorized to utilize 8.725 MHz of spectrum within the L-Band (1610.0 to 1618.725) and 16.5 MHz of spectrum within the S-Band (2483.5 to 2500.0) to operate a mobile satellite service (MSS) system.

In 2003, the Federal Communications Commission adopted rules to permit ATC operations, concluding that authorizing ATC would advance the public interest by facilitating increased network capacity, more efficient use of spectrum, extension of coverage to places where MSS operators have previously been unable to offer reliable service, improved emergency communications, enhanced competition, and economies of scale in handset manufacture.  Specifically, ATC consists of terrestrial base stations and mobile terminals that are licensed to an MSS operator such as us.

In order for us to obtain the authority to utilize the ATC of our spectrum assignment, we must meet certain “gating criteria” prescribed by the Commission.  Specifically, we must be able to provide continuously available satellite service in specified geographic areas, maintain an in-orbit spare satellite, and make MSS commercially available throughout the required coverage area.   We must also provide an integrated service offering that includes both ATC and MSS services.

In 2006, the Commission granted us the authority to operate ATC base stations and dual-mode MSS/ATC mobile terminals over a limited portion of our domestic spectrum.  In 2008, the Commission expanded our ATC frequency assignment to include the full 19.275 MHz of domestic spectrum assigned exclusively to us.

In 2008, the Commission granted authority for us to lease a portion of our ATC spectrum to Open Range Communications, Inc. (Open Range), permitting Open Range to construct and operate a two-way ATC network using the WiMAX air interface protocol.  In this decision, the Commission noted that we were not in compliance with certain gating criteria but concluded that it would grant temporary waivers of the ATC gating criteria, subject to our meeting certain specified conditions.  The first such condition required that we come into compliance with the MSS coverage and spare satellite gating criteria no later than July 1, 2010.  On December 14, 2009, we filed a modification application requesting that the Commission extend the July 1, 2010 deadline by sixteen (16) months due to delays experienced in the launch of our second generation constellation.  We also requested a 16-month extension of the deadline to have high-speed MSS chipsets in production quantities and the deadline to commence provision of two-way MSS to users with dual-mode MSS/ATC terminals.

On September 14, 2010, the Commission denied our requested extensions and suspended our authority to operate WiMAX ATC stations pursuant to the lease with Open Range.  We will not seek further review of this Commission decision.

On July 15, 2010, the Commission began a rulemaking proceeding to consider revisions to the existing gating criteria that would permit more flexibility to MSS operators in offering ATC services.  We have filed comments and reply comments in this proceeding and are actively pursuing relief therein.

Once we complete the launch of our second generation constellation and otherwise come into compliance with the existing gating criteria, or the revised criteria resulting from the Commission’s rulemaking, we expect the Commission to eliminate the ordered suspension, after which we would be able to resume the ability to lease our spectrum for ATC use.

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

Results of Operations

Executive Summary

Three Months: Total revenue increased by approximately $0.7, million, or 4%, to $18.2 million for the three months ended September 30, 2010, from $17.5 million for the three months ended September 30, 2009. The primary reason for the increase is the focus on equipment sales and activations related to our simplex products. This increase was partially offset by decreases in service revenue in our duplex business. Our duplex business is being affected by our two-way communication issues and, despite our efforts to maintain our duplex subscriber base by lowering prices for our duplex products, our duplex subscriber base decreased 5% during the three months ended September 30, 2010 compared to the corresponding period in 2009.

Our ARPU for simplex during the three months ended September 30, 2010, increased by 9% to $6.68 from $6.11 for the same period in 2009. This increase resulted from a shift in product mix to our higher priced SPOT satellite GPS messenger products compared to other simplex products.

Total operating expenses increased $2.3 million, or approximately 8%, to $31.5 million for the three months ended September 30, 2010, from $29.2 million for the same period in 2009. This increase was due primarily to higher costs of equipment sold as a result of higher equipment sales related to our simplex products combined with increased expediting fees paid to suppliers to accelerate the delivery of products experiencing extended lead time.  There was also increased amortization and accretion expense related to the Axonn acquisition in December 2009.

Other income (expense) decreased by $17.4 million to ($11.2) million for the three months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily due to our derivative losses, primarily due to the change in stock prices, and an impairment of our investment in Open Range Communications.

Nine Months: Total revenue increased by $3.0 million, or approximately 6%, from $48.4 million for the nine months ended September 30, 2009 to $51.4 million for the nine months ended September 30, 2010. We attribute this increase to higher service and equipment revenues as a result of gains in our simplex subscriber base and increases in our ARPU for simplex products. The increase in our simplex sales was partially offset by decreases in service revenue and equipment sales in our duplex business. Our duplex business is being affected by our two-way communication issues and, despite our efforts to maintain our duplex subscriber base by lowering prices for our duplex products, our duplex subscriber base decreased 6% at September 30, 2010 compared to September 30, 2009. In contrast, our simplex subscriber base increased by 31% for the same period.

Our ARPU for simplex during the nine months ended September 30, 2010, increased by 18% to $6.66 from $5.63 for the same period in 2009. This increase resulted from a shift in product mix to our higher priced SPOT Satellite GPS messenger products compared to other simplex products.

Total operating expenses decreased $7.9 million, or approximately 9%, from $90.3 million for the nine months ended September 30, 2009 to $82.4 million for the nine months ended September 30, 2010. This decrease was due primarily to lower costs of services, reductions of stock-based compensation expense due to forfeitures, reduced marketing and advertising expenses, and lower employee related expenses due to reductions in our headcount, which were offset by higher costs of equipment sold as a result of higher equipment sales related to our simplex products combined with increased expediting fees paid to suppliers to accelerate the delivery of products experiencing extended lead time.  There was also increased amortization and accretion expense related to the Axonn acquisition in December 2009.

Other income (expense) decreased by $49.1 million to ($48.3 million) for the nine months ended September 30, 2010 as compared to the same period in 2009. This decrease was primarily due to our derivative losses, primarily due to the change in stock prices, and an impairment of our investment in Open Range Communications during the nine months ended September 30, 2010.

Revenue

Service Revenue.

The following table sets forth amounts and percentages of our revenue by type of service for the three and nine month periods ended September 30, 2010 and 2009 (In thousands).

	Three months ended September 30, 2010		Three months ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Mobile	$5,391	30%	$7,215	41%	$16,293	32%	$20,501	42%
Fixed	353	2	571	3	1,250	2	1,821	4
Data	149	1	160	1	439	1	450	1
Simplex/SPOT	5,634	31	3,684	21	14,808	29	9,246	19
IGO	252	1	(33)	—	824	2	803	2
Other	1,610	8	1,663	10	5,137	9	4,132	8
Total Service Revenue	$13,389	73%	$13,260	76%	$38,751	75%	$36,953	76%

The following table sets forth our average number of subscribers and ARPU for retail, IGO and simplex customers for the three and nine month periods ended September 30, 2010 and 2009. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Net Change	2010	2009	% Net Change
Average number of subscribers for the period:

Retail	105,992	111,203	(5)%	105,928	112,792	(6)%
IGO	60,437	67,545	(11)	62,283	72,538	(14)
Simplex/SPOT	255,610	198,151	29	237,723	181,026	31

ARPU (monthly):

Retail	$23.89	27.60	(13)	$23.45	25.49	(8)
IGO	1.39	(0.16)	969	1.47	1.23	20
Simplex/SPOT	6.68	6.11	9	6.66	5.63	18

	September 30, 2010	September 30, 2009	% Net Change
Ending number of subscribers:

Retail	105,301	110,293	(5)%
IGO	59,896	65,598	(9)
Simplex/SPOT	266,585	206,422	29
Total	431,782	382,313	13%

•
Three Months: Service revenue increased $0.1 million, or approximately 1%, to $13.4 million for the three months ended September 30, 2010, from $13.3 million for the same period in 2009. We attribute this increase to our simplex subscriber base and our simplex ARPU increasing by 29% and 9%, respectively. In particular, we generated increased service revenue from our SPOT Satellite GPS messenger services as a result of additional SPOT service subscribers and prior year SPOT service subscribers’ renewing their annual subscriptions. These gains in simplex were partially offset by a decrease in our duplex business resulting from our two-way communication issues and, in response, reductions of our prices for duplex services.

•
Nine Months: Service revenue increased $1.8 million, or approximately 5%, from $37.0 million for the nine months ended September 30, 2009 to $38.8 million for the nine months ended September 30, 2010. We attribute this increase to our simplex subscriber base and our simplex ARPU increasing at 31% and 18%, respectively. In particular, we generated increased service revenue from our SPOT Satellite GPS messenger services as a result of additional SPOT service subscribers and prior year SPOT service subscribers’ renewing their annual subscriptions. These gains in simplex were partially offset by a decrease in our duplex business resulting from our two-way communication issues and, in response, reductions of our prices for duplex services.

Subscriber Equipment Sales

The following table sets forth amounts and percentages of our revenue for equipment sales for the three and nine month periods ended September 30, 2010 and 2009 (In thousands).

	Three months ended September 30, 2010		Three months ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Subscriber Equipment Sales:
Mobile	$498	3%	$492	3%	$1,306	3%	$2,111	4%
Fixed	62	—	46	—	141	—	159	—
Data and Simplex	4,164	23	1,840	11	11,082	22	6,136	13
Accessories/Misc.	110	1	1,883	10	136	—	3,041	7
Total Subscriber Equipment Sales	$4,834	27%	$4,261	24%	$12,665	25%	$11,447	24%

•
Three Months: Subscriber equipment sales increased by approximately $0.5 million, or 13%, to $4.8 million for the three months ended September 30, 2010, from $4.3 million for the same period in 2009. The increase was due primarily to a 148% increase in sales of our simplex products, primarily the SPOT Satellite GPS messenger, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was offset by revenue recognized under the percentage of completion method of accounting for the sale and construction of gateway assets of $0 million in 2010 and $2.2 million in 2009.

•
Nine months: Subscriber equipment sales increased by approximately $1.2 million or approximately 11% from $11.5 million for the nine months ended September 30, 2009 to $12.7 million for the nine months ended September 30, 2010. The increase was due primarily to a 90% increase in sales of our simplex products, primarily the SPOT Satellite GPS messenger during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was offset by revenue recognized under the percentage of completion method of accounting for the sale and construction of gateway assets of $0 million in 2010 and $3.2 million in 2009.

Operating Expenses

Cost of Services

•
Three Months: Our cost of services for the three months ended September 30, 2010 and 2009 was $8.0 million and $9.4 million, respectively. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. This decrease was due primarily to reductions in research and development costs.

•
Nine Months: Our cost of services for the nine months ended September 30, 2010 and 2009 was $22.6 million and $27.8 million, respectively.  Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. This decrease was due primarily to reductions of stock-based compensation expense due to forfeitures.

Cost of Subscriber Equipment Sales

•
Three and Nine Months: Cost of subscriber equipment sales increased approximately $1.3 million, or 67%, to $3.3 million for the three months ended September 30, 2009. Additionally, Cost of subscriber equipment sales increased $0.9 million, or approximately 11%, from $8.5 million for the nine months ended September 30, 2009 to $9.4 million. These increases were due primarily to increased costs of equipment sold as a result of higher equipment sales related to our simplex products combined with increased expediting fees paid to suppliers to accelerate the delivery of products experiencing extended lead time.

Marketing, General and Administrative.

•
Three Months: Marketing, general and administrative expenses increased approximately $0.6 million, or 5%, to $12.9 million for the three months ended September 30, 2010, from $12.3 million for the same period in 2009. This increase was due to employee severance costs and increased legal fees relating to FCC rulings and launch licenses.

•
Nine Months: Marketing, general and administrative expenses decreased $6.5 million, or approximately 17%, from $37.7 million for the nine months ended September 30, 2009 to $31.2 million for the nine months ended September 30, 2010. This decrease was due primarily to reductions of stock-based compensation expense due to forfeitures, lower marketing and advertising costs and decreases in payroll and related expenses as our average headcount decreased in the nine months ended September 30, 2010, compared to the same period in 2009.

Depreciation, Amortization, and Accretion.

•
Three Months: Depreciation, amortization and accretion expense increased approximately $1.8 million for the three months ended September 30, 2010 from the same period in 2009. The increase primarily relates to the amortization of the intangible assets acquired from Axonn in December 2009 and the related accretion expense of the fair value of the contingent consideration.

•
Nine Months: Depreciation, amortization, and accretion expense increased approximately $2.8 million, or approximately 17%, from $16.4 million for the nine months ended September 30, 2009 to $19.2 million for the nine months ended September 30, 2010. The increase relates primarily to the amortization of the intangible assets acquired from Axonn in December 2009 and the related accretion expense of the fair value of contingent consideration.

Other Income (Expense)

Interest Expense.

•
Three Months: Interest expense decreased by $0.6 million to $1.2 million for the three months ended September 30, 2010, from $1.8 million for the same period in 2009. This decrease is due to conversion of notes to Common Stock in prior periods, which resulted in a write-off of a portion of the deferred financing costs at the time of conversion.  This resulted in less amortization in the current period.

•
Nine Months: Interest expense decreased by $1.4 million to $3.8 million for the nine months ended September 30, 2010 from $5.1 million for the nine months ended September 30, 2009. This decrease is due to conversion of notes to Common Stock in prior periods, which resulted in a write-off of a portion of the deferred financing costs at the time of conversion.  This resulted in less amortization in the current period.

Derivative loss.

•
Three Months: Derivative losses increased by $15.1 million for the three months ended September 30, 2010 to a loss of $9.2 million as compared to a gain of $6.0 million during the same period in 2009. These losses are due primarily to the fair value adjustment to our derivative assets and liabilities.  An increase in stock price is one input to the fair value calculation of the derivative that would increase the fair value.  There are many other factors that go into the valuation. We record this increase in the derivative liabilities as a loss on our statement of operations; however, these expenses related to derivatives are non-cash and do not affect our liquidity.

•
Nine Months: Derivative loss increased by $47.4 million for the nine months ended September 30, 2010, compared to the same period in 2009. These losses are due primarily to the fair value adjustment to our derivative assets and liabilities. An increase in stock price is one input to the fair value calculation of the derivative that would increase the fair value.  There are many other factors that go into the valuation. We record this increase in the derivative liabilities as a loss on our statement of operations; however, these expenses related to derivatives are non-cash costs and do not affect our liquidity.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

The following table shows our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Net cash from operating activities	$(7,688)	$(27,468)
Net cash from investing activities	(161,902)	(240,113)
Net cash from financing activities	159,304	387,056
Effect of exchange rate changes on cash	(143)	(133)
Net increase in cash and cash equivalents	$(10,429)	$119,342

Cash Flows Used by Operating Activities

•
Net cash used by operating activities during the nine months ended September 30, 2010 was $7.7 million, compared to $27.5 million in the same period in 2009. This decrease in cash used was primarily the result of reductions in our net loss from operations and favorable changes in operating assets and liabilities during the nine months ended September 30, 2010, as compared to the same period in 2009.

Cash Flows Used in Investing Activities

•
Cash used in investing activities was $161.9 million during the nine months ended September 30, 2010, compared to $240.1 million during the same period in 2009. This decrease in cash used for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 was primarily the result of decreased payments related to the construction of our second generation constellation during the nine months ended September 30, 2010.

•
We will incur significant capital expenditures to complete the construction and launch our second-generation satellite constellation and upgrade our gateways and other ground facilities. We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. These capital expenditures will support our growth and the resiliency of our operations and will also support the delivery of new revenue streams.

Cash Flows Provided by Financing Activities

•
Net cash provided by financing activities decreased by $227.8 million to $159.3 million during the nine months ended September 30, 2010, from $387.1 million during the same period in 2009. The decrease was due primarily to lower funding needs related to the construction of our second generation satellite constellation and related ground facilities. We funded these activities by borrowing under our Facility Agreement. We spent approximately $157.4 million on these projects during the nine months ended September 30, 2010 compared to approximately $250.3 million in the nine months ended September 30, 2009. We also made no non-recurring debt financing payments in the nine months ended September 30, 2010 compared to $62.7 million for the nine months ended September 30, 2009.

Capital Expenditures

First 24 Second-Generation Satellites and Satellite Operations Control Centers

We have entered into various agreements related to procuring and deploying the first 24 satellites of our second-generation constellation and upgrading our satellite operations control centers. We have used portions of the proceeds from sales of common stock to Thermo, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and 8% Notes and borrowings under our credit facility with Thermo and the Facility Agreement to fund expenditures incurred through September 30, 2010.

We plan to fund the balance of the capital expenditures for the first 24 second-generation satellites through the use of the remaining funds available under our Facility Agreement, cash on hand, and cash flows from operations.

The amount of actual and contractual capital expenditures related to the construction of the first 24 satellites of our second-generation constellation and satellite operations control centers and the launch services contract is presented in the table below (in millions):

	Currency	Payments through September 30,	Estimated Future Payments
Contract	of Payment	2010	2010	2011	2012	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€409	€32	€12	€—	€—	€453
Thales Alenia Satellite Operations Control Centers	EUR	€10	€0.7	€0.3	€—	€—	€11
Arianespace Launch Services	USD	$189	$13	$14	$—	$—	$216
Launch Insurance	USD	$12	$—	$28	$—	$—	$40

Second 24 Second-Generation Satellites, Gateways, and Other Ground Facilities

We have also entered into various agreements related to procuring the second 24 satellites of our second-generation constellation and upgrading our gateways and other ground facilities. We plan to fund the balance of the capital expenditures for the second 24 second-generation satellites and upgrading our gateways and other ground facilities through cash flows from operations and additional debt and equity financings not yet arranged (if necessary).

The amount of actual and contractual capital expenditures related to the construction of the second 24 satellites of our second-generation constellation, ground component and related costs, excluding launch services and launch insurance which has not been finalized at this time, is presented in the table below (in millions):

	Currency	Payments through September 30,	Estimated Future Payments
Contract	of Payment	2010	2010	2011	2012	Thereafter	Total
Thales Alenia Second Generation Constellation	EUR	€—	€—	€17	€73	€136	€226
Hughes second-generation ground component (including research and development expense)	USD	$46	$4	$37	$16	$—	$103
Ericsson	USD	$1	$1	$8	$15	$3	$28

Cash Position and Indebtedness

As of September 30, 2010, our total cash and cash equivalents were $57.5 million and we had total indebtedness of $625.5 million compared to total cash and cash equivalents and total indebtedness at December 31, 2009 of $67.9 million and $465.8 million, respectively.

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

The facility will mature 96 months after the first repayment date.  Scheduled semi-annual principal repayments will begin the earlier of eight months after the first launch of the first 24 satellites from the second generation constellation or December 15, 2011. The facility bears interest at a floating LIBOR rate, capped at 4%, plus 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter.  Interest payments are due on a semi-annual basis.

The Facility Agreement requires that:

•
we not permit our capital expenditures (other than those funded with cash proceeds from insurance and condemnation events, equity issuances or the issuance of our stock to acquire certain assets) to exceed $391.0 million in 2009 and $234.0 million in 2010 (with unused amounts permitted to be carried over to subsequent years)

•	after the second scheduled interest payment, we maintain a minimum liquidity of $5.0 million;

•	we achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement):

Period	Minimum Amount

1/1/09-12/31/09	$(25.0) million
7/1/09-6/30/10	$(21.0) million
1/1/10-12/31/10	$(10.0) million
7/1/10-6/30/11	$10.0 million
1/1/11-12/31/11	$25.0 million
7/1/11-6/30/12	$35.0 million
1/1/12-12/31/12	$55.0 million
7/1/12-6/30/12	$65.0 million
1/1/13-12/31/13	$78.0 million

•	beginning in 2011, we maintain a minimum debt service coverage ratio of 1.00:1, gradually increasing to a ratio of 1.50:1 through 2019;

•	beginning in 2012, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 9.90:1, gradually decreasing to 2.50:1 through 2019;

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

By letter dated September 16, 2010, the COFACE Agent notified us that we had failed to deliver to the COFACE Agent a certified copy of the relevant license not later than twenty-five (25) business days prior to the first launch of the satellites, constituting a “breach” that had triggered a default.  As such, the COFACE Agent instituted a draw stop, prohibiting us from utilizing the Facility Agreement until the default has been remediated or waived, but did not take any action to accelerate the debt.  The COFACE Agent provided a remedy period to cure the breach by September 30, 2010.  On October 28, 2010, we entered into an amendment and cancelation agreement with the COFACE bank syndicate, which canceled the original notification of default entirely and amended the Facility Agreement so that we are required to provide (1) a satellite communication license issued by French regulatory authorities no later than November 30, 2010, and (2) a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011.  Under the amendment, we were prohibited from borrowing under the Facility Agreement until we provided the required license issued by the French regulatory authorities, and once that was provided, we could resume borrowing while pursuing the license from the U.S. authorities.  The amendment also includes a provision that we and the COFACE bank syndicate agent agree that failing to provide either of the licenses would constitute an event of default.  On October 28, 2010, we obtained authorization for the required license from the French authorities, ending the prohibition on borrowings under the Facility Agreement.  Management believes that we will be able to provide the required U.S. license within the designated period, and that we will be able to meet its other debt covenants for at least the next 12 months.  Accordingly, borrowings under the Facility Agreement have been classified as noncurrent on our consolidated Balance Sheet at September 30, 2010.

See Note 5 of our Unaudited Interim Consolidated Financial Statements for descriptions of our other debt agreements.

Short Term Liquidity Needs

At October 1, 2010, our principal short-term liquidity needs were:

•	to make payments to procure our second-generation satellite constellation;

•	to make payments related to our launch for the second-generation satellite constellation;

•	to make payments related to the construction of our Control Network Facility and second-generation ground component; and

•	to fund our working capital.

We plan to fund our short-term liquidity requirements from the following sources:

•	Cash from our Facility Agreement ($62.0 million was available at September 30, 2010); and

•	Cash on hand at September 30, 2010 ($57.5 million).

Based on our operating plan combined with our cash on hand, our borrowing capacity under our Facility Agreement, and our contingent equity account, we believe we will have sufficient resources to meet our cash obligations for at least the next 12 months.

Long Term Liquidity Needs

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

Sources of long-term liquidity may include, if necessary, the exercise of warrants and additional debt and equity financings which have not yet been arranged. We also expect cash flow from operations to be a source of long-term liquidity once we have deployed our second-generation satellite constellation.

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

Our exposure to reductions in currency exchange rates has decreased as a result of certain portions of our contracts for the construction of our second-generation constellation satellite and the related control network facility, which are payable primarily in Euros, are at a fixed exchange rate. A 1.0% decline in the relative value of the U.S. dollar, on the remaining balance not at a fixed exchange rate of approximately €227 million on September 30, 2010, would result in $3.2 million of additional payments. See “Note 4: Property and Equipment” of the unaudited interim consolidated financial statements in Part I, Item 1 of this Report.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2010, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2010.

(b)           Changes in internal control over financial reporting.

As of September 30, 2010, our management, with the participation of our chief executive officer and chief financial officer, evaluated our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in international trade regulations and other risks associated with foreign trade could adversely affect the Company’s sourcing.

We source our products primarily from foreign contract manufacturers, with the largest concentration being in China. The adoption of regulations related to the importation of product, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of our products. Delays in customs clearance of goods or the disruption of international transportation lines used by us could result in our being unable to deliver goods to customers in a timely manner or the potential loss of sales altogether.

Economic conditions could adversely affect the availability of component parts for consumer electronics.

Our manufacturers use significant quantities of component parts for its simplex and duplex products. Component parts are subject to ongoing price fluctuations because they are impacted by supply and demand considerations, both domestically and internationally.

Item 5.  Other Information

As previously reported, on September 21, 2010, Kenneth E. Jones notified us that he was resigning from the Board of Directors effective October 1, 2010. Mr. Jones had been a member of the Board's Audit Committee. We reported the resignation and pending noncompliance with Listing Rule 5605, which requires that the audit committee of a Nasdaq listed company be comprised of at least three independent directors subject to a cure period, to Nasdaq on September 27, 2010.  We received a notice from Nasdaq on October 18, 2010 stating that we were deficient in meeting the requirement of Listing Rule 5605.  The Board intends to appoint a new independent director to the Board and the Audit Committee prior to the expiration of the cure period, which is the earlier of our next annual stockholders meeting or October 1, 2011.

Item 6. Exhibits

Number	Description
10.1
COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Societe Generale, Natixis, Calyon and Credit Industrial et Commercial date June 5, 2009, conformed to include amendments through October 28, 2010.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

	By:	/s/Peter J. Dalton
Date: November 9, 2010		Peter J. Dalton
Chief Executive Officer

	By:	/s/ Dirk Wild
Date: November 9, 2010		Dirk Wild
Senior Vice President and Chief Financial Officer