Form 10-Q/A
period 2010-09-30
Globalstar, Inc.
filed 2010-11-10
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Globalstar, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on November 9, 2010 (the “Original Filing”), for the purpose of including the previously omitted Exhibit 10.1 referred to in the Original Filing (the “Exhibit”).  The inadvertent omission of the Exhibit resulted from an error by the Company's financial printer. In addition, pursuant to the rules of the Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued certain of their certifications. Item 6 of Part II is being refiled with this Amendment and reflects the filing of such certifications and the Exhibit.  This Amendment is being filed solely to correct the erroneous exclusion by the Company's financial printer of the Exhibit, and is not being filed to otherwise amend, alter or modify the Original Filing.

Item 6. Exhibits

Number	Description
10.1
COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Societe Generale,
Natixis, Calyon and Credit Industrial et Commercial date June 5, 2009, conformed to include amendments through October 28, 2010.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer
32.1*	Section 906 Certifications (incorporated by reference to Exhibit 32.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010)
*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

/s/Peter J. Dalton

Date: November 10, 2010	Peter J. Dalton
Chief Executive Officer

/s/ Dirk Wild

Date: November 10, 2010	Dirk Wild
Senior Vice President and Chief Financial Officer