Form 10-K
period 2010-12-31
Globalstar, Inc.
filed 2011-03-31
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to
Commission File Number 001-33117

GLOBALSTAR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Holiday Square Blvd.
Covington, Louisiana 70433
(Address of Principal Executive Offices)
Registrant's Telephone Number, Including Area Code: (985) 335-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock, $.0001 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:
5.75% Convertible Senior Notes due 2028

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities A3ct. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the Registrant's common stock held by non-affiliates at June 30, 2010, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $146.8 million.
As of March 25, 2011, 292,200,731 shares of voting common stock and 19,275,750 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant's voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

PART I
Forward-Looking Statements

Certain statements contained in this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," “seek,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward- looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending (including for future satellite procurements and launches), our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in "Item 1A. Risk Factors" of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Item 1. Business

Overview

Globalstar, Inc. (“we”, “us” or “the Company”) is a leading provider of mobile voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. Currently, using 32 in-orbit satellites and 27 ground stations, which we refer to as gateways, we offer voice and data communication services.

Our first-generation network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and Qualcomm Incorporated (“Qualcomm”). In 2002, Old Globalstar filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, we completed the acquisition of the business and assets of Old Globalstar. Thermo Capital Partners LLC, which owns and operates companies in diverse business sectors and is referred to in this Report, together with its affiliates, as "Thermo", became our principal owner in this transaction. We were formed as a Delaware limited liability company in November 2003 and were converted into a Delaware corporation in March 2006.

Our initial constellation has deteriorated over time resulting in substantially reduced ability to provide two-way communications, although the constellation continues to provide reliable one-way communications.   The deterioration has had a significant negative impact on our financial results from 2007 through today.

We are currently in the process of launching 24 new second-generation satellites.  We successfully launched the first six second-generation satellites on October 19, 2010, and expect to conduct the next launch of six satellites in May 2011, to be followed by two additional launches of six satellites per launch within 60-90 days following the previous launch.  Globalstar plans to integrate the 24 new second-generation satellites (“second-generation satellites”) with the eight first-generation satellites that were launched in 2007 to form a 32-satellite second-generation constellation (“second-generation constellation”). We are currently in the process of renegotiating the terms of the purchase of additional second-generation satellites (“additional second-generation satellites”) that can be used to supplement the second-generation constellation as in-orbit or ground spare satellites.

Our second-generation constellation is designed to support Globalstar’s current lineup of Duplex, SPOT family (SPOT Satellite GPS Messenger, SPOT Communicator, SPOT HUG, and SPOT Connect) and Simplex data products.  With the improvement in both coverage and service quality for our Duplex product offerings resulting from the deployment of our second-generation constellation, we anticipate an expansion of our subscriber base and increases in our average revenue per user, or “ARPU”.

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

At December 31, 2010, we served approximately 439,000 subscribers. We increased our net subscribers by approximately 12% from December 31, 2009 to December 31, 2010. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We currently provide the following communications services:
•	two-way voice communication and data transmissions, which we call “Duplex,” between mobile or fixed devices;
•	one-way data transmissions between a mobile or fixed device that transmits its location and other information and a central monitoring station, which includes the SPOT family and Simplex products.

Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:
•	Duplex two-way transmission products;
•	SPOT family of products (“SPOT”);
•	Simplex one-way transmission products.

Duplex two-way transmission products

Mobile Voice and Data Satellite Communications Services and Equipment

We traditionally provide mobile voice and data services to a wide variety of commercial, government and recreational customers for remote business continuity, recreational, emergency response and other applications. Subscribers under these plans typically pay an initial activation fee to the agent or dealer, a monthly usage fee to us that entitles the customer to a fixed or unlimited number of minutes, and fees for additional services such as voicemail, call forwarding, short messaging, email, data compression and internet access. Extra fees may also apply for non-voice services, roaming and long-distance. We regularly monitor our service offerings in accordance with customer demands and market changes and offer pricing plans such as bundled minutes, annual plans and unlimited plans.

We offer our services for use only with equipment designed to work on our network, which users generally purchase in conjunction with an initial service plan. We offer a satellite-only GSP-1700 phone available in multiple colors, which includes a user-friendly color LCD screen and a variety of accessories. The phones represent a significant improvement over earlier-generation equipment, and we believe that the advantages will facilitate increased adoption from prospective users, as well as, increased revenue from our existing subscribers as we launch our second-generation satellites. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only satellite network operator currently using the patented Qualcomm CDMA technology that permits diversity combining of the strongest satellite signal available.

Fixed Voice and Data Satellite Communications Services

We provide fixed voice and data services in rural villages, at remote industrial, commercial and residential sites and on ships at sea, among other places. Fixed voice and data satellite communications services are in many cases an attractive alternative to mobile satellite communications services in environments where multiple users will access the service within a defined geographic area and cellular or ground phone service is not available. Our fixed units also may be mounted on vehicles, barges and construction equipment and benefit from the ability to have higher gain antennas. Our fixed voice and data service plans are similar to our mobile voice and data plans and offer similar flexibility. In addition to offering monthly service plans, our fixed phones can be configured as pay phones (installed at a central location, for example, in a rural village) that accept tokens, debit cards, prepaid usage cards, or credit cards.

Satellite Data Modem Services

In addition to data utilization through fixed and mobile services described above, we offer data-only services. Duplex devices have two-way transmission capabilities; for asset-tracking applications, this enables customers to control directly their remote assets and perform more complicated monitoring activities. We offer asynchronous and packet data service in all of our territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Our satellite data modems can be activated under any of our current pricing plans. Satellite data modems are accessible in every region we serve. Their store-and-forward capability reduces the impact of our S-band downlink degradation for customers who do not require real-time transmission and reception of data. Additionally, we offer a data acceleration and compression service to the satellite data modem market. This service increases web-browsing, email and other data transmission speeds without any special equipment or hardware.

Qualcomm GSP-1720 Satellite Voice and Data Modem

The GSP-1720 is a satellite voice and data modem board with multiple antenna configurations and an enlarged set of commands for modem control. We expect this board will be attractive to integrators because it has more user interfaces that are easily programmable. This makes it easier for value added resellers to integrate the satellite modem processing with the specific application (e.g., monitoring and controlling oil and gas pumps, electric power plants and other remote facilities).

New Products, Services and the Next-Generation IMS Ground Network

We have entered into a contract with Hughes Network Systems, LLC (“Hughes”) under which Hughes will design, supply and implement the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in our various next-generation devices. These upgrades will be part of our “next-generation ground network”.

We have also entered into a contract with Oceus Networks (formally known as Ericsson Federal Inc.) to work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (“PSTN”) and/or Internet.  This new core network system will be part of our next-generation ground network.

As mentioned previously, we have commenced the deployment of our second-generation satellites with the first launch in October 2010 with three more launches expected to be conducted in 2011. Our second-generation constellation, when combined with our next-generation ground network, which is expected to be completed in 2013, is designed to provide Globalstar customers with enhanced future services featuring increased data speeds of up to 256 kbps in a flexible Internet protocol multimedia subsystem (“IMS”) configuration.  Products and services supported are expected to include: push-to-talk and multicasting, advanced messaging capabilities such as multimedia messaging or MMS, geo-location services, multi-band and multi-mode handsets, and data devices with GPS integration.

Direct Sales, Dealers and Resellers

Our sales group is responsible for conducting direct sales with key accounts and for managing indirect agent, dealer and reseller relationships in assigned territories in the countries in which we operate. They conduct direct sales with key customers and manage distribution outlets.

The reseller channel for Duplex equipment and service is comprised primarily of communications equipment, retailer companies, and commercial communications equipment rental companies that retain and bill clients directly, outside of our billing system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have sales arrangements with major resellers to market our services, including some value added resellers that integrate our products into their proprietary end products or applications.

Our typical dealer is a communications services business-to-business equipment retailer. We offer competitive service and equipment commissions to our network of dealers to encourage sales.

In addition to sales through our distribution managers, agents, dealers and resellers, customers can place orders through our existing sales force and through our direct e-commerce website.

SPOT satellite GPS messengerTM and other SPOT consumer retail products

We have differentiated ourselves from other mobile satellite service providers by offering affordable, high utility mobile satellite products that appeal to the mainstream consumer market.  With the 2009 acquisition of satellite asset tracking and consumer messaging products manufacturer Axonn, we believe we are the only vertically integrated mobile satellite company with decreased pre-production costs and shorter time to market for our retail consumer products.  Our consumer retail product lineup includes the SPOT satellite GPS messenger, the SPOT CommunicatorTM for the DeLorme Earthmate, SPOT HUGTM and our recently introduced SPOT ConnectTM.

SPOT Satellite GPS Messenger

We have targeted our SPOT satellite GPS messenger to recreational and commercial markets that require personal tracking, emergency location and messaging solutions for users that require these services beyond the range of traditional terrestrial and wireless communications. Using our network and web-based mapping software, this device provides consumers with the capability to trace geographically or map the location of individuals or equipment. The product also enables users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance in the event of an emergency.

We market our SPOT satellite GPS messenger products and services in the U.S. and Canada, as well as, in our overseas markets, including South and Central America, Western Europe, and, through independent gateway operators, in their respective territories.

We began commercial sales of the first SPOT products and services in November 2007 when we introduced the SPOT Personal Tracker. We introduced an updated version of this product, the SPOT Satellite GPS Messenger (“SPOT 2”) in July 2009.   The sales volume of SPOT products and services to date show a viable market for affordable emergency and tracking functionality worldwide.

SPOT Satellite Communicator for the DeLorme Earthmate PN-60w

We and DeLorme jointly developed and produced the SPOT Satellite Communicator (“SPOT Communicator”) to connect wirelessly to the DeLorme Earthmate PN-60w, allowing customers to use the PN-60w’s internal keyboard to transmit custom text messages via satellite from anywhere within our coverage area.  The combined product also provides traditional SPOT functionality, including emergency assistance, messaging, and tracking.

SPOT HUG

In October 2010, we introduced a new product named SPOT HUG at the Fort Lauderdale International Boat Show.  We designed SPOT HUG to facilitate the monitoring of a boat’s location, status of the operations, engine, pumps, hatch and door status, as well as, valuables onboard.  SPOT HUG detects unauthorized movement when the boat moves more than 500 meters without owner authority.  In such an event, a notification with the boat’s GPS position is automatically sent to the user and a global monitoring center that then alerts local authorities where available.  SPOT HUG also provides remote sensor capabilities to monitor battery power, high water levels, engine/ignition or other features, as well as, traditional SPOT functionality, including emergency assistance, messaging, and tracking.  We plan to extend this product’s target market to include additional categories of assets such as automobiles, RVs, motorcycles and farm/construction equipment.

SPOT Connect

In January 2011, we introduced a new product named SPOT Connect, a one-way messaging device capable of sending messages over our satellite network from smartphone or similar “smart” devices such as tablets.  We introduced the product concept and displayed demonstration units at the 2011 International Consumer Electronics Show (“CES”) in Las Vegas.  SPOT Connect provides connectivity to our network for sending location-based messages from areas either within or outside of cellular phone coverage.  After downloading the SPOT Connect app, the user’s SPOT Connect wirelessly synchs via Bluetooth with a smartphone’s operating system.  SPOT message features are then initiated using the SPOT Connect app on the smartphone or other “smart” device.  Users can then type and send text messages from anywhere within our global coverage area.  SPOT Connect also provides traditional SPOT functionality, including emergency assistance, messaging, and tracking.  At introduction, this product will support both Apple and Andriod platforms, with other “smart” platforms planned for future release.

Product Distribution

We distribute and sell our SPOT family of products through a variety of existing and new distribution channels. We have also expanded our distribution channels through product alliances. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy, Big 5 Sporting Goods, Big Rock Sports, Cabela's, Campmor, Joe's Sport, London Drugs, Outdoor and More, Gander Mountain, REI, Sportsman's Warehouse, Wal-Mart.com, West Marine, DBL Distributing, D.H. Distributions, and CWR Electronics. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website.

Simplex one-way transmission products

Simplex is a one-way burst data transmission from a Simplex device to our network. A customer may place the device, for example, on a container in transit. At the heart of the Simplex service is a server sophisticated modem and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The server receives and collates messages from all Simplex telemetry devices transmitting over our satellite network. Simplex devices consist of a telemetry unit, an application specific sensor, a battery and optional global positioning functionality. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army and the Mexican Ministry of Education, as well as, commercial and non-governmental organizations such as General Electric, Dell and The Salvation Army.

We designed our Simplex service to address the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station.  Customers are able to realize an efficiency advantage from tracking assets on a single global system as opposed to several regional systems. Our Simplex services are currently available in countries served by the gateways in North America, France, Venezuela, Mexico, Turkey, South Korea, Australia, Singapore, Peru, Nigeria, and Brazil.

We offer a small module called STX-2 satellite transmitter which enables an integrator’s product designs to access our Simplex network.  We also offer complete products that utilize the STX-2 Satellite Transmitter. Our Simplex units, including the enterprise products MMT and SMARTONE, are used worldwide by industrial, commercial and government customers. These products provide cost-efficient, low power, ultra-reliable, secure monitoring that help solve a variety of security application and asset tracking challenges in a variety of mobile markets.

The reseller channel for Simplex equipment and service is comprised primarily of communications equipment retailer companies and commercial communications equipment rental companies that retain and bill clients directly, outside of our billing system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have sales arrangements with major resellers to market our services, including some value added resellers that integrate our STX-2, or our products based on it, into their proprietary solutions designed to meet certain specialized niche market applications.

Independent Gateway Operators

Our wholesale operations encompass primarily bulk sales of wholesale minutes to the independent gateway operators (“IGO”) around the globe. These independent gateway operators maintain their own subscriber bases that are mostly exclusive to us and promote their own service plans. The independent gateway operator system allows us to expand in regions that hold significant growth potential but are harder to serve without sufficient operational scale or where local regulatory requirements or business or cultural norms do not permit us to operate directly.

Currently, 14 of the 27 gateways in our network are owned and operated by unaffiliated companies, some of whom operate more than one gateway. Except for the gateway in Nigeria, in which we hold a 30% equity interest, and our joint venture in Korea, in which we hold a 49% equity interest, we have no financial interest in these independent gateway operators other than arms’ length contracts for wholesale minutes of service. Some of these IGO’s have been unable to grow their businesses adequately due in part to limited resources.

Set forth below is a list of independent gateway operators as of December 31, 2010:

Location	Gateway	Independent Gateway Operators
Argentina	Bosque Alegre	TE.SA.M Argentina
Australia	Dubbo	Pivotal Group PTY Limited
Australia	Mount Isa	Pivotal Group PTY Limited
Australia	Meekatharra	Pivotal Group PTY Limited
China	Beijing	China Spacecom
Italy	Avezzano	Elsacom N.V.
South Korea	Yeo Ju	Arion Communications Co
Mexico	San Martin	Globalstar de Mexico
Nigeria	Kaduna	Globaltouch (West Africa) Limited
Peru	Lurin	TE.SA.M Peru
Russia	Khabarovsk	GlobalTel
Russia	Moscow	GlobalTel
Russia	Novosibirsk	GlobalTel
Turkey	Ogulbey	Globalstar Avrasya

Other Services

We also provide certain engineering services to assist customers in developing new applications related to our system. These services include hardware and software designs to develop specific applications operating over our network, as well as, the installation of gateways and antennas.

Our Spectrum

In the United States, the Federal Communications Commission (“FCC”) has authorized us to operate our first-generation satellites in 25.225 MHz of radio spectrum comprising two blocks of non-contiguous radio frequencies (1610-1618.72 MHz) and (2483.5-2500 MHz).

In November 2010, the French Postal and Electronic Communications Regulatory Authority (“ARCEP”) granted us a license to operate a wireless communications network via our second-generation constellation.

Most of our competitors only have access to spectrum frequencies regionally. We believe access to this global spectrum enables us to design satellites, network and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. This broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadband applications.

Ancillary Terrestrial Component

In February 2003, the FCC adopted rules that permit satellite service providers to establish terrestrial networks utilizing the ancillary terrestrial component (“ATC”) of their licensed spectrum.  ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. Once established, the ATC network could extend our services to urban areas and inside buildings where satellite services currently are impractical, as well as, to rural and remote areas that lack terrestrial wireless services.

In order to establish an ATC network, a satellite service provider must first meet certain specified requirements commonly known as the “gating criteria.”  These criteria require us to provide continuous coverage over the United States and have an in-orbit spare satellite. Additionally, ATC services must be complementary or ancillary to mobile satellite services in an "integrated service offering," which can be achieved by using "dual-mode" devices capable of transmitting and receiving mobile satellite and ATC signals, or providing “other evidence” that the satellite service provider meets the requirement. Further, user subscriptions that include ATC services must also include mobile satellite services. Because of these requirements, the number of potential early stage competitors in providing ATC services is limited, as only mobile satellite services operators who are offering commercial satellite services can provide ATC services.

In January 2006, the FCC granted our application to add an ATC service to our existing mobile satellite services. In April 2008, the FCC issued a decision extending our ATC authorization from 11MHz to a total of 19.275 MHz of our spectrum, 7.775 MHz of which is in the L-band and 11.5 MHz is in the S-band. Outside the United States, other countries are considering implementing regulations to facilitate ATC services. We expect to pursue ATC licenses in jurisdictions such as Canada and the European Community as market conditions dictate.

In October 2008, the FCC granted our requests for waivers of certain gating criteria permitting us to lease a portion of our domestic spectrum to Open Range Communications so that Open Range could deploy wireless broadband using the WiMAX air interface protocol.  In granting our request, the FCC required us to meet the gating criteria by specified dates in 2010 and 2011, including the completion of the launch of our second-generation satellites by July 1, 2010.  In December 2009, we requested the FCC to extend the two deadlines based on the confluence of unforeseen events which would make it impossible to meet the deadlines. By Order dated September 14, 2010, the FCC denied our request and suspended our ATC authority until we come into compliance with the gating criteria.  The FCC has granted special temporary authority to Open Range to continue utilizing our licensed spectrum while it transitions its customers to other frequency bands. We are not permitted to receive any compensation from Open Range for use of the licensed spectrum after September 14, 2010.  Effective January 5, 2011, we terminated the lease agreement with Open Range.

In July 2010, the FCC instituted a rulemaking proceeding and notice of inquiry to consider whether certain gating criteria should be revised or eliminated so as to permit satellite operators to exercise greater flexibility in utilizing ATC.  Interested parties, including Globalstar, filed comments in these proceedings in September 2010.  Therein, we have proposed the elimination of, or substantial modifications to, the existing gating criteria.  We continue our active participation in these proceedings.

Regulation

Mobile Satellite Services Spectrum and Satellite Constellation

We licensed our second-generation constellation through France, rather than the United States where we are licensed for our first-generation constellation.  By Order dated October 28, 2010, the French Ministry for the Economy, Industry and Employment authorized Globalstar Europe SARL, our wholly owned subsidiary, to operate our second-generation constellation.  On November 23, 2010, ARCEP granted a license to Globalstar Europe SARL to provide mobile satellite service.

The French National Frequencies Agency (“ANFR”) is representing us before the International Telecommunications Union (“ITU”) for purposes of receiving assignments of orbital positions and conducting international coordination efforts to address any interference concerns. ANFR submitted the technical papers to the ITU on our behalf in July 2009. As with the first-generation constellation, the ITU will require us to coordinate our spectrum assignments with other companies that use any portion of our spectrum bands. We cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

Our first-generation satellite constellation and four U.S. gateways are licensed by the FCC. We hold regulatory authorization for two pairs of frequencies on our current system: user links (from the user to the satellites, and vice versa) in the 1610 – 1618.72 and 2483.5 – 2500 MHz bands and feeder links (from the gateways to the satellites, and vice versa) in the 5091 – 5250 and 6875 – 7055 MHz bands.

On March 18, 2011, the International Bureau of the FCC adopted and released an order that modified licenses held by certain of our subsidiaries that, among other things, will allow us to transmit signals from our second-generation satellites to ground stations and mobile earth terminals in the United States, effective upon registration of our second-generation satellites by France under the Outer Space Treaty and the UN Convention on Registration of Objects Launched into Outer Space.

While we have obtained an operational license and frequency assignment for the second-generation satellites from the relevant French regulatory authorities, we must also apply to have our second-generation satellites registered by France under the Outer Space Treaty and the UN Convention on Registration of Objects Launched into Outer Space. As a result, we cannot currently use our recently launched second-generation satellites to service call traffic in the United States.  By not being able to service call traffic in the United States, we also are unable to service call traffic in Canada due to the overlapping coverage in the United States and Canada.  This does not affect our ability to provide service with our first-generation satellites, and we have obtained the authority to operate our second-generation satellites outside of the United States from the French regulatory authorities.

Our senior secured credit facility (our “Facility Agreement”) requires that our permanent U.S. license be in full effect no later than August 31, 2011.  We have submitted an application for registration with France and expect that France will complete the registration process in the next few months although we cannot assure you that this will be achieved.

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

Spectrum Sharing

In July 2004, the FCC issued a decision giving Iridium Communications, Inc. shared access to the 1618.25 – 1621.35 MHz portion of our 1610 – 1621.35 MHz band and requested comments on whether it should require us to share an additional 2.25 MHz of spectrum with Iridium. On November 9, 2007, the FCC issued a Second Order on Reconsideration changing our and Iridium's assignments. We and Iridium each now have access to 7.775 MHz of unshared spectrum, and we share 0.950 MHz of spectrum in the center of the band. The FCC expects us and Iridium to reach a mutually acceptable coordination agreement in the shared portion. We appealed the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit. On May 1, 2009, the Court affirmed the FCC's decision. On October 15, 2008, the FCC released an Order of Modification (Order) modifying both our and Iridium's satellite constellation licenses consistent with its Second Report. The FCC's Order, which was effective December 14, 2008, reduces our spectrum assignment not only in the United States but globally.

Also in the July 2004 decision, the FCC required us to share the 2496 – 2500 MHz portion of our downlink spectrum with certain Broadband Radio Service fixed wireless licensees and with about 100 "grandfathered" Broadcast Auxiliary Service licensees. We expect the latter to be relocated out of the band eventually. Although we and others requested reconsideration of certain of the rules that will govern our sharing with these Broadband Radio Service and Broadcast Auxiliary Service licensees, the FCC affirmed this portion of its decision in an order issued in April 2006. Certain parties have filed further requests with the FCC for reconsideration of this decision, which we have opposed. In addition, on July 21, 2006, Sprint Nextel Corporation (Sprint Nextel) one of the largest Broadband Radio Service licensees, filed an appeal of the FCC's decision with the U.S. Court of Appeals for the D.C. Circuit. The court is holding the case in abeyance pending the FCC's decision on reconsideration.

Satellites

We launched our first-generation satellite constellation, comprised of a total of 52 low earth orbit satellites, in the late 1990’s.  All of these satellites have experienced various anomalies over time, including degradation in the performance of the solid-state power amplifiers which adversely affects the ability of these satellites to provide Duplex services.  Specifically, these first-generation satellites are unable to complete the S-band downlink from our satellite to a subscriber’s equipment.  This S-band degradation does not adversely affect our one-way SPOT and Simplex data transmission services, which use only the L-band uplink from a subscriber’s equipment to our satellites.

We launched eight spare first-generation satellites in 2007. Currently, these eight satellites are providing reliable Duplex, Simplex and SPOT services. Over time, we expect these satellites to experience degradation similar to the degradation experienced by the original 52 satellites, and we expect that the eight satellites launched in 2007 will no longer be capable of providing reliable Duplex service beyond 2013.

As planned prior to the degradation, we entered into agreements for the construction and launch of a second–generation of satellites and ground equipment. We successfully launched the first six second-generation satellites on October 19, 2010, and expect to conduct the next launch of six satellites in May 2011 plus two additional launches of six satellites per launch within 60-90 days following the previous launch. We designed our second-generation satellites to support our current lineup of Duplex, SPOT, and Simplex products and services.

As of March 25, 2011, our satellite constellation is comprised of 32 in-orbit satellites including: 18 of the original 52 first-generation satellites, providing primarily Simplex and SPOT services; the eight spare first-generation satellites launched in 2007, providing Duplex, Simplex, and SPOT services; and six second-generation satellites launched in October 2010 providing Duplex, Simplex, and SPOT services.

The design of our orbital planes ensures that generally at least one satellite is visible from any point on the earth's surface between 70o north latitude and 70o south latitude. A gateway must be within line-of-sight of a satellite and the satellite of the subscriber to provide services. We have positioned our gateways to cover most of the world's land and population.

Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and continuity of service. The design of our space segment and primary and secondary ground control system facilitates the real time intervention and management of the satellite constellation and service upgrades via hardware and software enhancements.

Thales Alenia Space (“Thales”) is currently completing construction of 19 second-generation satellites for us. We designed the second-generation satellites, including the six launched in October 2010 to have a 15-year life from the date the satellites are first positioned into their operational orbits.   This is achieved by increasing the solar array and battery capacity, using a larger fuel tank, more redundancy for key satellite equipment, and improved radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites.  In order to avoid the radiation issues that affected the first-generation S-band amplifiers, the second-generation satellites use passive S-band antennas with the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of an active antenna array.

While we have a contract with Thales to construct an additional 23 satellites, we are currently negotiating with Thales to amend the current contract and define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule.  Thales has already completed the procurement of certain long-lead time components and parts for six of these satellites and is currently holding these components and parts in storage.

Ground

Our satellites communicate with a network of 27 gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. We own 13 of these gateways and the rest are owned by independent gateway operators. In addition to our satellites and 13 gateways, we have in storage spare parts for our gateways, and our independent gateway operators' gateways, including antennas and gateway electronic equipment.

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

We believe that our terrestrial gateways provide a number of advantages over the in-orbit switching used by our competitors, including better call quality, reduced call latency and convenient regionalized local phone numbers for inbound calling. We also believe that our network's design, which relies on terrestrial gateways rather than in-orbit switching, enables faster and more cost-effective system maintenance and upgrades because the system's software and much of its hardware is based on the ground. Our multiple gateways allow us to reconfigure our system quickly to extend another gateway's coverage to make up some or all of the coverage of a disabled gateway or to handle increased call capacity resulting from surges in demand.

Our network uses Qualcomm's patented CDMA technology to permit diversity combining of the strongest available signals. Patented receivers in our handsets track the pilot channel or signaling channel as well as three additional communications channels simultaneously. Satellites unaffected by the S-band antenna degradation, compared to other satellite and network architectures, offer superior call clarity, virtually no discernable delay, and a low incidence of dropped calls. Our system architecture provides full frequency re-use. This maximizes diversity (which maximizes quality) and maximizes capacity as the assigned spectrum can be reused in every satellite beam in every satellite. Our network also works with internet protocol data for reliable transmission of IP messages.

We and Qualcomm are currently negotiating the termination of our existing contract.  Although our network is currently CDMA-based, it is configured so that we can also support one or more other air interfaces that we select in the future. For example, we have developed a non-Qualcomm proprietary CDMA technology for our SPOT and Simplex services. Because our satellites are essentially "mirrors in the sky," and all of our network's switches and hardware are located on the ground, we can easily and relatively inexpensively modify our ground hardware and software to use other wave forms to meet customer demands for new and innovative services and products.

We own and operate gateways in the United States, Canada, Venezuela, Puerto Rico, France, Brazil, and we own a gateway in Nicaragua that we have temporarily suspended from service. We also own a gateway in Singapore which SingTel operates under contract to us.

We have been notified that our independent gateway operator Elsacom intends to cease operations from the Avezzano gateway in Italy as of March 31, 2011. We have applied for a license to provide service in Italy from the Assaguel, France gateway.  We do not expect a material impact on our existing revenue or coverage should any suspension of the gateway service in Italy take place.

Our independent gateway operator T.E.S.A.M Peru notified us of its intent to cease operations from the Lurin, Peru gateway.  However, operations continue at this time as T.E.S.A.M management explore its business operation alternatives.  Although we do not expect a material impact on our existing revenue, the coverage in portions of South America may be reduced should any suspension of the gateway service in Peru take place.

In 2009, we entered into a business transfer agreement (“BTA Agreement”) with LG Dacom, the independent gateway operator in Yeo Ju, South Korea, to acquire its gateway and other system assets for approximately $1.0 million in cash. In January 2010, we entered into a joint venture agreement with Arion Communications Co., which assumed the BTA Agreement and completed the South Korean acquisition in the second quarter of 2010.

In 2008, we completed the construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway was fully operational for SPOT and Simplex service in October 2008. We expect to introduce Duplex service at this gateway after our second-generation constellation becomes operational.

In 2007, we entered into an agreement with Globaltouch (West Africa) Limited to construct and operate a gateway in Kaduna, Nigeria, for which Globaltouch has paid us its entire $8.4 million purchase obligation. This gateway was fully operational for SPOT and Simplex service in November 2009. We expect to introduce Duplex service at this gateway after our second-generation constellation becomes operational. We plan to complete the construction and introduce Duplex service at this gateway after our second-generation constellation becomes operational.

In May 2008, we and Hughes entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in various next-generation Globalstar devices.

In October 2008, we signed an agreement with Oceus Networks, a leading global provider of technology and services to telecom operators. According to the contract, including subsequent additions, Oceus will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite service operators provide voice and data services using a network of one or more satellites and associated ground facilities. Mobile satellite services are usually complementary to, and interconnected with, other forms of terrestrial communications services and infrastructure and are intended to respond to users' desires for connectivity at all times and locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks are impaired or do not exist.

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

Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the handsets, as well as, heightened demand by governments, businesses and individuals for ubiquitous global voice coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low cost data collection and asset tracking devices.

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

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications (“Eutelsat”) and SES S.A., and aperture terminals companies, such as Hughes Networks and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, mobile satellite services providers, such as Globalstar, Inmarsat P.L.C. (“Inmarsat”) and Iridium Communications, Inc. (“Iridium”), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect mobile satellite services operators will increasingly compete with fixed satellite services operators.

Low earth orbit (“LEO”) systems, such as the systems we and Iridium currently operate, reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, we believe that we can provide a better overall quality of service.

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

Inmarsat owns and operates a fleet of geostationary satellites. Due to its multiple-satellite geostationary system, Inmarsat's coverage area extends and covers most bodies of water more completely than we do. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers global land-based and aeronautical communications services. Inmarsat generally does not sell directly to customers. Rather, it markets its products and services principally through a variety of distributors, who, in most cases, sell to additional downstream entities who sell to the ultimate customer. We compete with Inmarsat in several key areas, particularly in our maritime markets.   In the summer of 2010, Inmarsat launched its ISATPhone Pro mobile handset designed to compete with both Iridium’s mobile handset service and our GSP-1700 handset service.

Iridium owns and operates a fleet of low earth orbit satellites that is similar to our network of satellites. We have faced increased competition from Iridium in some of our target markets.

LightSquared, in addition to its former MSV mobile satellite services, has announced plans to build a wireless broadband network in the United States that also incorporates nationwide satellite coverage.  In January 2011, the FCC granted LightSquared a conditional waiver to its ATC gating criteria known as the Integrated Service Rule granting it conditional authority to provide terrestrial only wireless broadband services using mobile satellite spectrum.

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in the Middle East and Africa; ACeS (now operated by Inmarsat) in Asia; LightSquared Subsidiary LLC (formerly SkyTerra (formerly MSV)) and SkyTerra (Canada), Inc. (formerly Mobile Satellite Ventures Canada) in the Americas); and Optus MobileSat (Thuraya) in Australia.

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

We compete indirectly with terrestrial wireline (“landline”) and wireless communications networks. We provide service in areas that are inadequately covered by these ground systems. To the extent that terrestrial communications companies invest in underdeveloped areas, we will face increased competition in those areas.

Our SPOT family of products competes indirectly with Personal Locator Beacons (“PLB”s). A variety of manufacturers, including ACR Electronics and McMurdo, offer PLBs to an industry specification.

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

Regulation

International Coordination

Our system operates in frequencies which were allocated on an international basis for mobile satellite services user links and mobile satellite services feeder links. We are required to engage in international coordination procedures with other proposed mobile satellite services systems under the aegis of the International Telecommunications Union. We are currently engaged in international coordination issues before the International Telecommunicatons Union related to our second-generation satellites.

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

Our subscriber equipment generally must be type certified in countries in which it is sold or leased. The manufacturers of the equipment and our affiliates or the independent gateway operators are jointly responsible for securing type certification. We have received type certification in multiple countries for each of our products.

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

Our top revenue generating markets in the United States and Canada are (i) government (including federal, state and local agencies), public safety and disaster relief, (ii) recreation and personal and (iii) telecommunications, comprising 23%, 19% and 6%, respectively, of our total subscribers in those regions at December 31, 2010. We also serve customers in the maritime and fishing, oil and gas, natural resources (mining and forestry), and construction, utilities markets, and transportation, which together comprised approximately 20% of our total subscribers in the United States and Canada at December 31, 2010.

No one customer was responsible for more than 10% of our revenue in 2010, 2009, or 2008.

Domestic/Foreign

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2010, approximately 36% of our sales were denominated in foreign currencies. See Note 15 to the Consolidated Financial Statements for additional information regarding revenue by country.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2011 and 2021. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business. Our intellectual property is pledged as security for our obligations under our Facility Agreement.

Employees

As of December 31, 2010, we had approximately 322 employees, of which approximately 22 in Brazil were subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Seasonality

Our results of operations are subject to seasonal usage changes. April through October are typically our peak months for service revenues and equipment sales. Government customers in North America tend to use our services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters

Services and Equipment

Sales of services accounted for approximately 75%, 78%, and 72% of our total revenues for 2010, 2009, and 2008, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 25%, 22%, and 28% of our total revenues for 2010, 2009, and 2008, respectively.

Relocation

In July 2010, we announced the relocation of our corporate headquarters to Covington, Louisiana. Our product development center, our international customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications have relocated to Louisiana.

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

Risks Related to Our Business

We will need additional capital, the terms of which have not been arranged. The terms of our Facility Agreement could complicate raising this additional capital.

We must obtain additional financing to fund the procurement and deployment of our additional second-generation satellites, ground upgrades and our ongoing operations, which are currently generating negative cash flows. We anticipate that our cash requirements for the next 12 months will require us to borrow the remaining funds available under our Facility Agreement and obtain other financing, including proceeds from issuing additional equity securities, our contingent equity agreement, or additional debt. The terms of any additional financing, other than our contingent equity agreement have not been arranged. We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

We expect to fund planned capital expenditures beyond the next 12 months through other financing, including proceeds from the issuance of additional equity or debt not yet arranged.

We cannot assure you that we will be able to obtain this financing on reasonable terms or at all. If we cannot obtain it in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.

If an event of default were to occur with respect to our Facility Agreement or other indebtedness, our creditors could accelerate the maturity of our indebtedness or prohibit us from utilizing the Facility Agreement until the default has been remediated. Our indebtedness under our Facility Agreement is secured by a lien on substantially all of our assets and the assets of our domestic subsidiaries and the lenders could foreclose on these assets to repay the indebtedness.

Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our Facility Agreement restricts our ability to sell assets.

If we fail to obtain the registration of our second-generation satellite constellation by France, we will not be permitted to use our FCC license for operating our United States ground stations with our second-generation satellites, which would have a material adverse effect on our business and results of operations.

While our first-generation constellation is licensed to operate by the FCC, we have decided to license our second-generation constellation through France. While we have obtained an operational license and frequency assignment for the second-generation satellites from the relevant French regulatory authorities, we must also apply to have our second-generation satellites registered by France under the Outer Space Treaty and the UN Convention on Registration of Objects Launched into Outer Space. We are unable to predict the outcome of this application proceeding or when such proceeding will be concluded. If we do not obtain our French license for our second-generation constellation in a timely manner, we will lose opportunity to recover our Duplex business and increase ARPU and may not be able to continue our business. In addition, we may have difficulty maintaining existing relationships, or developing new relationships, with suppliers or vendors as a result of our financial condition. Our suppliers or vendors could choose to provide supplies or services to us on more stringent payment terms than those currently in place, such as by requiring advance payment or payment upon delivery of such supplies or services, which would have an adverse impact on our short-term cash flows. As a result, our ability to retain current customers, attract new customers and maintain contracts that are critical to our operations may be adversely affected. Finally, these events may result in defaults under our current financing arrangements which would permit acceleration of our indebtedness and exercise of remedies by our lenders.

We have incurred operating losses in the past three years, and these losses are likely to continue.

We have incurred operating losses of $59.8 million, $53.8 million, and $57.7 million in 2010, 2009, and 2008, respectively. These losses are largely a result of problems with our two-way communications services. We expect that we will continue to incur operating losses until we have deployed and placed into service our second-generation constellation and we have regained our market position and pricing.

Our satellites have a limited life and first-generation satellites have degraded, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

Since the first Old Globalstar satellites were launched in the 1990’s, certain first-generation satellites have failed in orbit and have been retired, and we expect others to fail in the future. We consider a satellite "failed" only when it can no longer provide any communications service, and we do not intend to undertake any further efforts to return it to service or when the other satellite subsystems can no longer support operations. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, the quality of construction, gradual degradation of solar panels, the durability of components, and collision with other satellites or space debris. Any of these items, including radiation induced failure of satellite components, may result in damage to or loss of a satellite before the end of its currently expected life.

As a result of the issues described above, some of our in-orbit satellites may experience temporary outages or may not otherwise be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures, whether the failures are caused by internal or external factors.

S-band Antenna Amplifier Degradation
The degradation of the S-band antenna amplifier in our first-generation satellites has negatively affected our ability to provide two-way voice and data communications at all times and in all locations. The S-band antenna provides the downlink from the satellite to a subscriber's phone or data terminal. Degraded performance of the S-band antenna reduces the call completion rate for two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. When the S-band antenna on a satellite ceases to be functional, two-way communication is impossible over that satellite, but not for SPOT and Simplex service and over the constellation as a whole. The root cause of the degradation in performance of the S-band antenna amplifiers is unknown, although we believe it may result from the satellites being exposed to radiation over their life in orbit. The S-band antenna amplifier degradation does not affect adversely our one-way SPOT or Simplex data transmission services, which utilize only the L-band uplink from a subscriber's SPOT or Simplex terminal to the satellites.

We launched eight spare satellites in 2007. These eight satellites will be an integral part of our second-generation constellation. All of our satellites launched prior to 2007 have experienced various anomalies over time, including the degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem described above. We expect to experience the same degradation on our eight spare satellites launched in 2007.

Except for the first-generation satellites that have failed and have thus been decommissioned, this does not impair their ability to continue to support SPOT and Simplex data transmissions in the L-band, and accordingly, we do not classify them as "failed."

In the past, we have reconfigured our constellation and placed less impaired satellites into key orbital positions to maximize our capacity and quality of service. We will continue to do this. We forecast the time and duration of two-way service coverage at any particular location in our service area, and we have made this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, value added resellers, and IGOs, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas. Nonetheless, we expect the S-band antenna amplifier degradation to continue as our first-generation satellites age in orbit.

Accordingly, as the number of in-orbit satellites with properly functioning S-band antenna amplifiers has decreased, even with optimized placement in orbit of the eight spare satellites, increasingly larger coverage gaps have occurred and will continue to occur over areas in which we have provided two-way communications service. This has materially adversely affected our ability to attract new subscribers and maintain our existing subscribers for our two-way communications services, equipment sales of two-way communication devices, retail average revenue per unit, or ARPU, and our results of operations and is likely to have a further material adverse effect on each of these in the future. If our subscriber base declines, our ability to attract and retain subscribers at higher rates when our second-generation constellation is placed in service may be affected adversely.

If we are unable to maintain our customer base for two-way communications service, our business and profitability may be further materially and adversely affected. In addition, after our second-generation constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

Our business plan includes utilizing the ancillary terrestrial component (“ATC”) of our spectrum allocation pursuant to authorization from the FCC in the United States by combining ATC services with our existing business. If we are unable to accomplish this effectively, our anticipated future revenues and profitability could be reduced.

The FCC licenses us to use a portion of our spectrum to provide ATC services if we meet certain gating criteria, which we currently do not meet, in the United States in combination with our existing communication services. If we can integrate ATC services with our existing business, which will require us to make satisfactory arrangements with terrestrial wireless or other communications service providers, we will be able to use the spectrum currently licensed to us to provide an integrated telecommunications offering incorporating both our satellite and ground station system and a terrestrial-based cellular-like system. If successful, this will allow us to address a broader market for our products and services, thereby increasing our revenue and profitability and the value of our business. However, neither we nor any other company has yet successfully integrated a commercial ATC service with satellite services, and we may be unable to do so.

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

The FCC suspended our ATC authority by order dated September 14, 2010 because we had not yet completed deployment of our second-generation satellite constellation.  Because of the suspension, we terminated our ATC lease agreement with Open Range as of January 5, 2011. The FCC will not remove the suspension until we comply with the gating criteria discussed below.  Even after the FCC removes the suspension, we may not be able to establish additional arrangements to exploit our ATC authority at all or on favorable terms and, if such arrangements are established, the other parties may not fulfill their obligations. If we are unable to form additional suitable partnerships or enter into service contracts, joint venture agreements or additional leases, we may not be able to capitalize fully on our plan to deploy ATC services, which would limit our ability to expand our business and reduce our future revenues and profitability, and adversely affect the value of our ATC license.

The FCC rules governing ATC are subject to interpretation. The scope of ATC services that we will be permitted and required to provide under our existing FCC license is unclear and we may be required to seek additional amendments to our ATC license to execute our business plan. The FCC's rules require ATC service providers to demonstrate that their mobile satellite and ATC services satisfy certain gating criteria, such as constituting an "integrated service offering," and maintain at least one in-orbit spare satellite. The FCC reserves the right to rescind ATC authority if the FCC determines that a licensee has failed to provide an "integrated service offering" or to comply with other gating criteria.  Further, the FCC has initiated rulemaking proceedings to consider modifying or eliminating certain requirements for providing ATC services.  We are actively participating in these proceedings but are unable to predict what final action the FCC may take or the timing of any such action.

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

Demand for wireless communication services via satellite may not grow, or may even shrink, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell our services, and develop and successfully market new services, or could exert downward pressure on prices, or both. This, in turn, could decrease our revenues and profitability and adversely affect our ability to increase our revenues and profitability over time.

The success of our business plan will depend on a number of factors, including:
•	our ability to complete the construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control;
•	our ability to maintain or reduce costs until our second-generation constellation is in service;
•	the level of market acceptance and demand for all of our services;
•	our ability to introduce new products and services that meet this market demand;
•	our ability to retain our existing Duplex customers until we have launched our second-generation satellites;
•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;
•	our ability to control the costs of developing an integrated network providing related products and services;
•	our ability to market successfully our new SPOT and Simplex products and services, especially our SPOT satellite GPS messenger, SPOT Communicator, SPOT HUG, and SPOT Connect products and services;
•	our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;
•	our ability to limit the effects of further degradation of, and to maintain the capacity and control of, our existing first-generation satellite network;
•	our ability to sell the equipment inventory on hand and under commitment to purchase from Qualcomm;
•	the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers; and
•	with the addition of our retail product line, general economic conditions that affect consumer discretionary spending and consumer confidence, which have declined sharply in the recent recession.

The implementation of our business plan and our ability to return to profitability assumes we are able to generate sufficient revenue and cash flow as our existing satellite constellation continues to age, and we deploy successfully our second-generation constellation, both of which are contingent on a number of factors.

As a result of the factors described above, our customers currently are unable to access our two-way communications service at all times and places. Our ability to generate revenue and positive cash flow, at least until our second-generation constellation is deployed and begins to generate revenue, will depend upon several factors, including:
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

Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation constellation. In order to do so, we are dependent on third parties to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated, changes in the technical specifications of the satellites and other unforeseen circumstances. For example, when we entered into the contracts with Thales Alenia Space, our satellite manufacturer, we anticipated launch of our second-generation satellites beginning in the first quarter of 2010 into late 2010. However, delivery of our satellites has been delayed due to earthquake damage to the Thales Alenia Space assembly facility in L'Aquila, Italy, and this, along with other factors, has delayed our launch schedule. The first of four launches of six second-generation satellites took place on October 19, 2010.  We currently expect to conduct the next launch of six satellites in May 2011 plus two additional launches of six satellites per launch within 60-90 days following the previous launch. Should we experience additional launch delays, our operations and business plan may be materially adversely affected.

We may not be able to launch our second-generation satellites successfully. Loss of one or more satellites during launch could delay or impair our ability to offer our services or reduce our future revenues and launch insurance will not fully cover this risk.

Launching satellites is inherently risky. Our predecessor and others have incurred launch failures resulting in the loss of satellites. Arianespace (the “Launch Provider”) generally is not responsible for any loss of our satellites on launch. Insurance proceeds would likely be available in the event of a launch failure, but acquiring replacements for any satellites would cause a delay in the deployment of our second-generation constellation and any insurance proceeds would not cover lost revenue. While we insure our satellites for launch failure and failure during the initial orbit raising, we do not insure our existing satellites during their remaining in-orbit operational lives.

Our Facility Agreement requires us to obtain launch insurance for the second-generation satellites. Launch insurance rates have fluctuated significantly in the past and are highly contingent on market conditions.  If launch insurance rates were to rise substantially, our future launch costs would increase. We anticipate our launch insurance policy will include specified exclusions, deductibles and material change limitations. Some (but not all) exclusions could include damage arising from acts of war, anti-satellite devices and other similar potential risks for which exclusions were customary in the industry at the time the policy was written.

We cannot assure you that sufficient launch insurance will be obtained on acceptable terms. It is also possible that insurance could become unavailable, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our future revenue and profitability.

We derive a large portion of our revenue from products and services sold through independent agents, dealers and resellers, including, outside the United States, independent gateway operators. If these third parties are unable to market our products and services successfully, our future revenue and profitability may decrease.

We depend on independent gateway operators to market our services in important regions around the world. If the independent gateway operators are unable to do this successfully, we will not be able to grow our business in those areas as rapidly as we expect.

Although we derive most of our revenue from retail sales to end users in the United States, Canada, a portion of Western Europe, Central America and portions of South America, either directly or through agents, dealers and resellers, we depend on independent gateway operators to purchase, install, operate and maintain gateway equipment, to sell phones and data user terminals, and to market our services in other regions where these independent gateway operators hold exclusive or non-exclusive rights. Not all of the independent gateway operators have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the independent gateway operators are not earning revenues sufficient to fund their operating costs. If they are unable to continue in business, we will lose the revenue we receive for selling equipment to them and providing services to their customers. Although we have implemented a strategy for the acquisition of certain independent gateway operators when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the independent gateway operators either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the independent gateway operator will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those independent gateway operators do not fulfill their own business plans to increase substantially their sales of services and products.  Two of our independent gateway operators have recently advised us that they intend to suspend operations.

Our success in generating sufficient cash from operations to fund our second-generation satellites, satellite operations control center, gateways, and other ground facilities will depend on the market acceptance and success of our current and future products and services, which may not occur.

We currently offer our SPOT and Simplex products and services aimed at both recreational and commercial customers who require personal tracking, emergency location and messaging solutions that operate beyond the range of traditional terrestrial and wireless communications. In 2010, we introduced the DeLorme Earthmate GPS with SPOT Satellite Communicator and the SPOT HUG.  In January 2011 we introduced the SPOT Connect.

We plan to introduce additional Duplex, SPOT, and Simplex products and services. However, we cannot predict with certainty the potential longer term demand for these products and services or the extent to which we will be able to meet demand. Our business plan assumes growing our Duplex subscriber base beyond levels achieved in the past, rapidly growing our SPOT and Simplex subscriber base and returning the business to profitability. However, we may not be able to generate sufficient positive cash flow from our operations to enable us to fund a portion of the cost of our second-generation satellites, fund operating costs, or repay debt. Among other things, end user acceptance of our Duplex, SPOT, and Simplex products and services will depend upon:
•	the actual size of the addressable market;
•	our ability to provide attractive service offerings at competitive prices to our target markets;
•	the cost and availability of user equipment that operate on our network;
•	the effectiveness of our competitors in developing and offering alternate technologies or lower priced services; and
•	general and local economic conditions, which have been adversely affected by the current recession.

Our business plan assumes a growing subscriber base for Duplex, SPOT and Simplex products. If we cannot implement this business plan successfully and gain market acceptance for these planned Duplex, SPOT, and Simplex products and services, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

In addition, our cost of services is comprised primarily of network operating costs, which generally are fixed in nature. Accordingly, we generally are unable to adjust most of our operating costs or capital expenditures to match fluctuations in our revenue.

Product liability, product replacement, or recall costs could adversely affect our business and financial performance.

We are subject to product liability and product recall claims if any of our products and services are alleged to have resulted in injury to persons or damage to property. If any of our products proves to be defective, we may need to recall and/or redesign it. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations. We maintain product liability insurance, but this insurance may not adequately cover losses related to product liability claims brought against us. We may also be a defendant in class action litigation, for which no insurance is available. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations or cash flows. We regularly investigate potential quality issues as part of our ongoing effort to deliver quality products to our customers.

Because consumers use SPOT satellite products and services in isolated and, in some cases, dangerous locations, we cannot predict whether users of the device who suffer injury or death may seek to assert claims against us alleging failure of the device to facilitate timely emergency response. Although we will seek to limit our exposure to any such claims through appropriate disclaimers and liability insurance coverage, we cannot assure investors that the disclaimers will be effective, claims will not arise or insurance coverage will be sufficient.

We have substantial contractual obligations and capital expenditure plans.

We plan to make capitalized expenditures related to procuring and deploying our second-generation satellites and upgrading our gateways and other ground facilities, including total contract values for Thales, our Launch Provider, Hughes and Oceus Networks, internal costs and capitalized interest, which we expect will be reflected in capital expenditures through 2013. The nature of these purchases requires us to enter into long-term fixed price contracts. We could cancel some of these purchase commitments, subject to the incurrence of specified cancellation penalties. We plan to fund the balance of the capital expenditures for the second-generation satellites and the satellite operations control centers upgrades through the use of the remaining funds available under our Facility Agreement, cash on hand, cash flows from operations (if any), our contingent equity agreement and other equity or debt financing, not yet arranged. We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

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

The hardware and software we currently utilize in operating our gateways were designed and manufactured over 10 years ago and portions are becoming obsolete. We have contracted to replace the hardware and software in the future; however the original equipment may become less reliable as it ages and will be more difficult and expensive to service. Although we maintain inventories of spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. We expect to face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. We have had to commit, and must continue to commit, to make significant capital expenditures to keep up with technological changes and remain competitive. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents and therefore may not be available to us.

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

Under the FCC's plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. The FCC's decision in October 2008 to reduce the number of channels we have available in our L-band may impair our ability to grow over the long term.

We have decided to register our second-generation constellation with the ITU through France rather than the United States. The French radiofrequency spectrum regulatory agency, ANFR, submitted the technical papers to the ITU on our behalf in July 2009. As with the first-generation constellation, the ITU will require us to coordinate our spectrum assignments with other companies that use any portion of our spectrum bands. We cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

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

Satellite-based Competitors

There are currently four other mobile satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat (ISATPhone Pro), Thuraya and LightSquared (via MSV’s MSAT products). In addition, ICO Global Communications (Holdings) Limited launched a satellite in 2008, but has not offered any services yet, and TerreStar Corporation launched a satellite in 2009 and began offering spectrum-leasing services in 2010. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with particular competitive pricing strategies.

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

ATC Competitors

We also expect to compete with a number of other satellite companies that plan to develop ATC integrated networks. For example, each of TerreStar and ICO Global has been licensed by the FCC to operate an ATC network. In January 2010, the FCC granted LightSquared a conditional waiver to its ATC gating criteria known as the Integrated Service Rule granting it conditional authority to provide terrestrial only wireless broadband services using mobile satellite spectrum. Other competitors are expected to seek approval from the FCC to operate ATC services. Any of these competitors could offer an integrated satellite and terrestrial network before we do, could combine with terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer an ATC network that customers prefer over ours.

Potential Loss of Customers

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, the constellation degradation or for other reasons. Our top 10 customers for the year ended December 31, 2010 accounted for, in the aggregate, approximately 13% of our total revenues. For the year ended December 31, 2010, revenues from our largest customer was $1.9 million or 3% of our total revenues. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our revenue could be significantly reduced. In addition, we may incur additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 6% and 8% of our total service revenue for 2010 and 2009, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty and are subject to changes in government budgets and appropriations.

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

We receive a majority of our revenues in U.S. dollars. Limited availability of U.S. currency in some local markets or governmental controls on the export of currency may prevent an independent gateway operator from making payments in U.S. dollars or delay the availability of payment due to foreign bank currency processing and approval. In addition, exchange rate fluctuations may affect our ability to control the prices charged for the independent gateway operators' services.

Fluctuations in currency exchange rates may adversely impact our financial results.

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar, the Euro, and the Brazilian Real. Certain of our obligations are denominated in Euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies, and increases in the value of the Euro compared to the U.S. dollar have effectively increased the Euro-denominated costs of procuring our second-generation satellites. Further declines in the dollar will exacerbate this problem. Approximately 36% and 33% of our total sales were to retail customers in Canada, Europe, Central America, South America, Venezuela and Brazil during 2010 and 2009, respectively. Our results of operations for 2010 and 2009, reflected a gain of $0.1 million and $1.7 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses or to hedge them effectively. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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

A tax authority has previously notified us that our Company (formerly known as Globalstar LLC), one of our subsidiaries, and our predecessor, Globalstar L.P., were under audit for the taxable years ending December 31, 2005, December 31, 2004, and June 29, 2004, respectively. During the taxable years at issue, we, our predecessor, and our subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the Internal Revenue Service ("IRS") issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. We disagree with the proposed adjustments, and are pursuing the matter through applicable IRS and judicial procedures as appropriate.

As a result of us not yet realizing any current tax benefits related to the deductions from the proposed adjustments, we would not incur any current additional tax as a result of any adjustment. However, if there is any adjustment to the basis of our assets, this could reduce our net operating losses and allowed deductions in future years which could negatively impact our future cash flow.

As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities. During 2010, the seller paid $0.9 million on these liabilities, but the seller remains subject to an additional $9.9 million in liabilities. We may be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.

We have depended on Qualcomm as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates Qualcomm proprietary technology. We and Qualcomm are currently negotiating the termination of our business relationship prior to the completion of Qualcomm’s contractual obligations to deliver second-generation phones, data modems and accessories. Although we have contracted with Hughes and Oceus Networks to provide new hardware and software for our ground component, there could be a substantial period of time in which their products or services are not available and Qualcomm no longer supports its products and services.

We also depend on Thales Alenia Space for the construction of second-generation low-earth orbit satellites and the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. Although Thales Alenia Space has only constructed or begun construction on 25 of the 48 satellites, if we were to cancel the remainder of the contract there could be a substantial period of time in which their services would not be available if we were to need to construct additional satellites.

Additionally, we depend on the Launch Provider for the launch of our second-generation satellites and certain pre and post-launch services. The Launch Provider agreed to make four launches of six satellites each and one optional launch of six satellites each. Although we may contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled, there could be a substantial period of time in which launch services would not be available.

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

Complying with these restrictive covenants, as well as the financial covenants in the Facility Agreement and those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the agreement and payment of the indebtedness could be accelerated or prohibit us from utilizing the Facility Agreement until the default has been remediated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions. Furthermore, our ability to draw on our credit facility is subject to conditions, including that no default is continuing or would be likely to result from a proposed plan . We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Any borrowings under our Facility Agreement would be at a variable rate. In order to mitigate our variable rate interest risk, we entered into a ten year interest rate cap agreement. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to us for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then six-month Libor rate. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate cap, we still have exposure for the uncapped amounts of the facility, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the capped amount of the term loan decreases over time.

Recessionary indicators and continued volatility in global economic conditions and the financial markets have adversely affected and may continue to affect adversely sales of our new SPOT and Simplex products.

Financial markets continue to be uncertain and could significantly adversely impact global economic conditions. As a result, consumer confidence and demand have declined substantially. These conditions could lead to further reduced consumer spending in the foreseeable future, especially for discretionary travel and related products. A substantial portion of the potential addressable market for our SPOT consumer retail products and services relates to recreational users, such as mountain climbers, campers, kayakers, sport fishermen and wilderness hikers. These potential customers may reduce their activities or their spending due to economic conditions, which could adversely affect our business, financial condition, results of operations and liquidity.

The failure to attract and retain skilled personnel could impair our operations.

In July 2010, we announced our intention to relocate substantial portions of our operations to a facility in Louisiana. This has led to significant personnel turnover in all areas of our business. Our performance is substantially dependent on the performance and institutional knowledge of our senior management and key scientific and technical personnel.  The employment of these individuals and our other personnel is terminable at will with short or no notice.  The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition.

Lack of availability of electronic components from the electronics industry, as needed in our subscriber products, our gateways, and our satellites, could delay or adversely impact our operations.

We rely upon the availability of components, materials and piece parts from the electronics industry. The electronics industry is subject to occasional shortages in parts availability depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of materials, or increased prices, or both. As a consequence, elements of our operation which use electronic parts, such as our subscriber products, our gateways and our satellites, could be subject to delays or cost increases, or both.

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

Risks Related to Our Common Stock

Failure to satisfy the NASDAQ Stock Market listing requirements may result in our common stock being removed from listing on the NASDAQ Global Select Market.

Our voting common stock is currently listed on the Global Select Market of the NADAQ Stock Market under the symbol "GSAT." For continued inclusion on the NASDAQ Global Select Market, we must generally maintain, among other requirements, either (a) shareholders' equity of at least $10 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $5 million; or (b) market capitalization of at least $50 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $15 million. If we fail to meet the minimum closing bid price or the minimum market value standards described above for at least 30 consecutive trading days, our common stock could be at risk of being removed from listing on the NASDAQ Global Select Market. If our common stock were removed from listing on the NASDAQ Global Select Market, our common stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market, or trading of our common stock may be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NASDAQ Stock Market may also make it more difficult for us to raise capital through the sale of our securities.

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

Restrictive covenants in our Facility Agreement do not allow us to pay dividends on our common stock in the foreseeable future.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.0 billion shares of common stock (135.0 million are designated as nonvoting), of which approximately 290.7 million shares of voting common stock and 19.3 million shares of nonvoting common stock were issued and outstanding as of December 31, 2010 and 690.0 million were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

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

Provisions of Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws and our Facility Agreement and indenture could hamper a third party's acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:
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
•
the ability of our stockholders, at such time when Thermo Capital Partners LLC and its affiliates (“Thermo”) does not own a majority of our outstanding capital stock entitled to vote in the election of directors, to remove our directors only for cause and only by the vote of at least 66 2/3% of the outstanding shares of capital stock entitled to vote in the election of directors;

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

As of December 31, 2010, Thermo owned approximately 66% of our common stock outstanding and approximately 64% of our voting power. Additionally, Thermo owns warrants and 8.00% Notes that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

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

As a "controlled company," we qualify for, and rely on, exemptions from certain corporate governance requirements.

Thermo owns common stock representing more than a majority of the voting power in election of our directors. As a result, we are considered a "controlled company" within the meaning of the corporate governance standards of the NASDAQ Stock Market. Under these rules, a "controlled company" may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its board of directors consist of independent directors and the requirement that it have a compensation committee and a nominating/corporate governance committee that are composed entirely of independent directors. We have elected to be treated as a controlled company and thus utilize these exemptions. As a result, we do not have a majority of independent directors nor do we have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, you do not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

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

Item 1B. Unresolved Staff Comments
Not Applicable

Item 2. Properties
Our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 27,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Sq Feet	Facility Use	Owned/Leased
El Dorado Hills, California	USA	11,000	Satellite and Ground Control Center	Leased
Mississauga, Ontario	Canada	18,200	Canada Office	Leased
Milpitas, California	USA	55,300	Satellite and Ground Control Center	Leased
Covington, Louisiana	USA	27,000	Corporate Office	Leased
Covington, Louisiana	USA	10,000	SPOT Equipment Storage Facility	Leased
Dublin	Ireland	1,700	Europe Office	Leased
Caracas	Venezuela	2,200	Venezuela Office	Leased
Panama City	Panama	1,100	GAT Office	Leased
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Clifton, Texas	USA	10,000	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Aussaguel	France	4,600	Gateway	Leased
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Managua	Nicaragua	10,900	Gateway	Owned
Manaus	Brazil	1,900	Gateway	Owned
Presidente Prudente	Brazil	1,300	Gateway	Owned
Rio de Janeiro	Brazil	4,000	Brazil Office	Leased
Petrolina	Brazil	2,500	Gateway	Owned

Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of the administrative agent under our Facility Agreement for the benefit of the lenders thereunder. See "Management's Discussion and Analysis — Contractual Obligations and Commitments."

Item 3. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, see Note 9 — Commitments and Contingencies to our consolidated financial statements.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Information
Our common stock trades on the Global Select Market of the NASDAQ Stock Market under the symbol "GSAT." The following table sets forth the high and low closing prices for our common stock as reported for each fiscal quarter during the periods indicated.

Quarter Ended:	High	Low
March 31, 2009	$0.46	$0.20
June 30, 2009	$1.76	$0.40
September 30, 2009	$1.09	$0.76
December 31, 2009	$1.02	$0.64
March 31, 2010	$1.42	$0.93
June 30, 2010	$1.96	$1.32
September 30, 2010	$1.90	$1.41
December 31, 2010	$1.91	$1.39

As of March 25, 2011, there were 292,200,731 shares of our common stock outstanding, which were held by 100 holders of record.

Dividend Information
We have never declared or paid any cash dividends on our common stock. Our Facility Agreement prohibits us from paying dividends. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 6. Selected Financial Data

The following table presents our selected consolidated financial data for the periods indicated. We derived the historical data from our audited consolidated financial statements.

You should read the data set forth below together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. The financial data is in thousands.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$67,941	$64,279	$86,055	$98,398	$136,671
Operating income (loss)	(59,769)	(53,791)	(57,710)	(24,632)	15,663
Other income (expense)	(37,302)	(21,148)	32,635	(429)	(6,111)
Income (loss) before income taxes	(97,071)	(74,939)	(25,075)	(25,061)	9,552
Net income (loss)	(97,467)	(74,923)	(22,792)	(27,925)	23,623

Balance Sheet Data (end of period):
Cash and cash equivalents	33,017	67,881	12,357	37,554	43,698
Total assets	1,386,808	1,266,640	816,878	512,975	331,701
Long-term debt	664,543	463,551	238,345	50,000	417
Redeemable common stock	—	—	—	—	4,949
Ownership equity	535,418	595,792	445,397	405,544	260,697

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and applicable notes to our consolidated financial statements and other information included elsewhere in this Annual Report on Form 10-K, including risk factors disclosed in Part I, Item IA. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Our first-generation satellites have experienced various anomalies over time, including degradation in the performance of the solid-state power amplifiers which adversely affects the ability of these satellites to provide two-way, or Duplex, communications services.  Accordingly, our operations and liquidity have been adversely affected. We have initiated plans to improve our operations and liquidity as discussed further below and in Note 2 to the consolidated financial statements. We believe we have sufficient liquidity to fund our current operations for at least the next 12 months. However, the successful execution of our plans is dependent upon many factors, some of which are beyond our control. We cannot assure you that any portion of our plans will be achieved. If we fail to obtain the necessary additional financing in a timely manner, the procurement and deployment of our additional second-generation satellites, ground upgrades, and ongoing operations will be materially adversely impacted.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 to our consolidated financial statements contains a description of the accounting policies used in the preparation of our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition; property and equipment; inventory; derivative instruments; litigation, claims and contingencies; allowance for doubtful accounts; pension plan; stock-based compensation; goodwill and intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We define a critical accounting policy or estimate as one that is both important to our financial condition and results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe that the following are the critical accounting policies and estimates used in the preparation of our consolidated financial statements. In addition, there are other items within our consolidated financial statements that require estimates but are not deemed critical as defined in this paragraph.

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication and data transmissions and one-way data transmissions between a mobile or fixed device and (ii) subscriber equipment revenue from the sale of Duplex two-way transmission products, SPOT consumer retail products, and Simplex one-way transmission products. Additionally, we generate revenue by providing engineering and support services to certain customers. We provide Duplex, SPOT and Simplex services directly to customers and through resellers and independent gateway operators.

Duplex

For our Duplex customers and resellers, we recognize revenue for monthly access fees in the period services are rendered.   Access fees represent the minimum monthly charge for each line of service based on its associated rate plan.  We also recognize revenue for airtime minutes in excess of the monthly access fees in the period such minutes are used. Under certain annual plans where customers prepay for a predetermined amount of minutes, we defer revenue until the minutes are used or the prepaid time period expires. Unused minutes accumulate until they expire, usually one year after activation, at which point revenue is recognized for any remaining unused minutes. For annual access fees charged for certain annual plans, revenue is recognized on a straight-line basis over the term of the plan.

Credits granted to customers are expensed or charged against deferred revenue upon issuance.

Certain subscriber acquisition costs, including such items as dealer commissions, internal sales commissions and equipment subsidies, are expensed at the time of the related sale. Royalty payments are deferred and recognized as expense over the contract term.

 SPOT and Simplex

We sell SPOT and Simplex services as annual plans and defer and recognize revenue ratably over the service term, beginning when the service is activated by the customer.

IGO

We earn a portion of our revenues through the sale of airtime minutes on a wholesale basis to independent gateway operators. We recognize revenue from services provided to independent gateway operators based upon airtime minutes used by their customers and contractual fee arrangements. If collection is uncertain, we recognize revenue when cash payment is received.

 Equipment

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and our SPOT and Simplex products. We recognize revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

Other

We also provide certain engineering services to assist customers in developing new technologies related to our system. We recognize the revenues associated with these services when the services are rendered, and we recognize the expenses when incurred. We recognize revenues and costs associated with long term engineering contracts on the percentage-of-completion basis of accounting.

Property and Equipment

Costs associated with the design, manufacture, test and launch of our low earth orbit satellites are capitalized. Capitalized costs associated with our satellites are tracked by fixed asset category and are allocated to each asset as it comes into service. For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated applicable cost and accumulated depreciation. We recognize a loss from an in-orbit failure of a satellite as an expense in the period it is determined that the satellite is not recoverable.

As our second-generation satellites are incorporated into the second-generation constellation, we will begin depreciating the satellites on the date each satellite is placed into service (the “In-Service Date”) over their estimated lives. We evaluate the appropriateness of estimated useful lives assigned to our property and equipment and revise such lives to the extent warranted by changing facts and circumstances.

We review the carrying value of our assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If we determine that an impairment exists, we calculate any related impairment loss based on fair value.

Income Taxes

 We use the asset and liability method of accounting for income taxes. This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that the rate is enacted.

We are required to assess whether it is more likely than not that we will be able to realize some or all of our deferred tax assets. If we cannot determine that deferred tax assets are more likely than not recoverable, we are required to provide a valuation allowance against those assets. This assessment takes into account factors including: (a) the nature, frequency, and severity of current and cumulative financial reporting losses; (b) sources of estimated future taxable income; and (c) tax planning strategies.

Derivative Instruments

We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Recognized gains or losses on derivative instruments are recorded in the consolidated statement of operations.

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embodies it and the expected means of settlement. The fair value of our interest rate cap is determined using pricing models developed based on the LIBOR rate and other observable market data. That value is adjusted to reflect nonperformance risk of both the counterparty and the Company. For our warrants issued in conjunction with the availability fee for the Contingent Equity Agreement we use the Black-Sholes Pricing Model to determine fair value. For the conversion rights and features embedded within the 8.00% Notes and the warrants issued with the 8.00% Notes we use the Monte Carlo valuation technique to determine fair value. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Inventory

Inventory consists of purchased products, including fixed and mobile user terminals and accessories. We state inventory transactions at the lower of cost or market. At the end of each quarter, we review product sales and returns from the previous twelve months and write off any excess and obsolete inventory. We compute cost using the first-in, first-out (FIFO) method. We record inventory allowances for inventories with a lower market value or that are slow moving in the period of determination.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. We review these estimated allowances on a case by case basis, analyzing the customer's payment history and information regarding the customer's creditworthiness known to us. In addition, we record a reserve based on the size and age of all receivable balances against those balances that do not have specific reserves. If the financial condition of our customers deteriorates, resulting in their inability to make payments, we would record additional allowances.

Pension Plan

Our pension benefit obligation and expense is calculated using actuarial models. Critical assumptions and estimates used in the actuarial calculations include discount rate, expected rate of return on plan assets and other participant data, such as demographic factors, mortality, and termination

Discount rates are determined annually and are based on our calculated average of rates of return of long-term corporate bonds. Discount rates were based on Moody’s and Citigroup’s annualized yield curve index as of December 31, 2010 and 2009. The discount rate used at the measurement date decreased to 5.25% in 2010 from 5.60% in 2009. A 100 basis point increase in our discount rate would reduce our benefit obligation by $1.7 million.

Expected long-term rates of return on plan assets are determined and are based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities. The rate of return on plan assets has remained consistent at 7.50% from 2009 to 2010. To determine the rates of return, we consider historical experience and expected future performance of plan assets.

Stock-Based Compensation

To measure compensation expense, we use valuation models which require estimates such as, forfeitures, vesting terms (calculated based on market conditions associated with a certain award), volatility, and risk free interest rates. Additionally, we recognize stock-based compensation expense over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Goodwill and Intangible Assets

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Our annual testing of goodwill is based on comparing the carrying value of our reporting unit to our estimate of the fair value of the reporting unit at December 31. We estimate the fair value of the Company using a market approach and discounted cash flow valuation technique and compare this estimate to the carrying value of the Company. A significant amount of judgment is involved in performing these evaluations.

We also perform an analysis on our intangible assets to test for impairment whenever events occur that indicate an impairment could exist.

Litigation, Commitments and Contingencies

We are subject to various claims and lawsuits that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

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
•
average monthly revenue per unit, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each of our Duplex, Simplex, SPOT, and IGO businesses;

•	operating income and EBITDA, which is an indication of our financial performance;
•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the years ended December 31, 2010 and 2009

Revenue
Total revenue increased by $3.6 million, or approximately 6%, to $67.9 million for 2010 from $64.3 million in 2009. We attribute this increase to higher service and equipment revenues as a result of gains in our SPOT and Simplex subscriber base. The increase in our SPOT and Simplex sales was partially offset by decreases in service revenue and equipment sales in our Duplex business, which continues to be affected by our two-way communication issues.

The following table sets forth amounts and percentages of our revenue by type of service for 2010 and 2009 (in thousands).

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$23,294	34%	$29,517	46%
SPOT	14,756	22	9,557	15
Simplex	4,583	7	3,873	6
IGO	1,140	2	1,191	2
Other	7,164	10	6,090	9
Total	50,937	75	50,228	78

The following table sets forth amounts and percentages of our revenue for equipment sales for 2010 and 2009 (in thousands).

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber Equipment Sales:
Duplex	$2,174	3%	$3,086	5%
SPOT	8,934	13	6,561	10
Simplex	5,582	8	557	1
Other	314	1	3,847	6
Total	17,004	25	14,051	22

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for 2010 and 2009. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Year Ended December 31,
	2010	2009
Average number of subscribers for the period:
Duplex	97,708	103,429
SPOT	125,576	80,190
Simplex	120,253	109,044
IGO	60,433	69,940

ARPU (monthly):
Duplex	$19.87	$23.78
SPOT	9.79	9.93
Simplex	3.18	2.96
IGO	1.57	1.42

	December 31,
	2010	2009
Ending number of subscribers:
Duplex	95,879	99,027
SPOT	151,752	103,514
Simplex	131,313	115,383
IGO	52,483	64,723
Other	7,826	7,947
Total	439,253	390,594

Service Revenue
Duplex revenue decreased approximately 21% in 2010 from 2009. Our two-way communication issues continue to affect adversely our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 3% during 2010. Our ARPU for Duplex in 2010 decreased by approximately 16% to $19.87 from $23.78 in 2009.  As we launch and place into service our second-generation satellites in 2011, our two-way communication reliability will improve, and we expect duplex service revenue to increase in 2011.

SPOT revenue increased approximately 54% in 2010 from 2009. We generated increased revenue from our SPOT satellite GPS messenger and other SPOT consumer retail services during the year primarily as a result of the release of SPOT 2. Our SPOT subscriber base increased by approximately 47% during 2010. Our ARPU for SPOT in 2010 decreased by 1% to $9.79 from $9.93 in 2009.

Simplex revenue increased approximately 18% in 2010 from 2009. Our Simplex subscribers increased 14% during 2010. Our ARPU for Simplex in 2010 increased by 7% to $3.18 from $2.96 in 2009.  These increases relate primarily to the Axonn acquisition in 2009, which had a full year of impact in 2010.

Subscriber Equipment Sales
Duplex equipment sales decreased by approximately 30%, in 2010 from 2009. This decrease in equipment sales relates primarily to our two-way communication issues.

SPOT equipment sales increased approximately 36% in 2010 from 2009. This increase relates to our sales of our SPOT 2 satellite GPS messenger and SPOT Communicator products during the year.

Simplex equipment sales increased approximately 902% in 2010 from 2009. This increase in sales of our one-way transmission products relates primarily to our Axonn acquisition in December 2009. This acquisition resulted in new sales of data machine-to-machine (M2M) products, including STX2, MMT, and SMARTONE asset tracking solutions.

Other equipment sales decreased approximately 92% in 2010 from 2009. This decrease relates primarily to revenue recognized under the percentage of completion method of accounting for the sale and construction of gateway assets in 2009.

Operating Expenses
Total operating expenses increased $9.6 million, or approximately 8%, to $127.7 million for 2010 from $118.1 million in 2009. The increase is primarily due to increases in cost of subscriber equipment sales, asset impairment, and depreciation, amortization and accretion expense. These increases were offset by decreases in our cost of services and marketing, general and administrative expenses.

Cost of Services
Cost of services decreased $5.0 million, or approximately 14%, to $31.2 million for 2010 from $36.2 million in 2009. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decrease during the year was primarily related to reductions in stock-based compensation due to forfeitures. Other decreases were related to outsourced technical support for our gateways during 2009 which did not occur in 2010 and reductions in research and development expense during the year. These decreases were offset by increases in costs incurred primarily related to the development of new products.

Cost of Subscriber Equipment Sales
Cost of subscriber equipment sales increased $3.3 million, or approximately 33%, to $13.2 million for 2010 from $9.9 million in 2009. Increases during the year were due to increased equipment revenue (21%), as well as, increased expediting fees paid to suppliers to accelerate the delivery of products experiencing extended lead time and increases related to acquisition adjustments for some of our Simplex products. These increases were offset by increased margins on SPOT units related to the Axonn acquisition in 2009.

Reduction in the Value of Equipment
Reduction in the value of equipment increased $10.0 million to $10.9 million for 2010 from $0.9 million in 2009.  The increase was related to an impairment charge of $10.9 million recorded to adjust the cost of certain products that require the use of our two-way communication services. Impairment charges on inventory represents write-downs of our second-generation phones and related accessory inventory. These charges were recognized after assessment of our inventory quantities and our forecasted equipment sales and prices given the current and expected market conditions for this type of equipment.

Marketing, general and administrative
Marketing, general and administrative expenses decreased $7.4 million, or approximately 15%, to $41.8 million for 2010 from $49.2 million in 2009. This decrease was primarily related to reductions in stock-based compensation due to forfeitures. Other decreases were related to lower marketing and advertising costs as well as lower legal fees incurred during the year.

Reduction in the Value of Assets
Reduction in the value of assets increased $3.3 million, or 100%, during 2010 from 2009. We recognized an impairment charge to goodwill of $2.7 million based on our annual impairment analysis. Additional reductions in the value of assets were related to gateway spare parts  of $0.5 million and other spare parts of $0.1 million.

Depreciation, Amortization and Accretion
Depreciation, amortization, and accretion expense increased $5.5 million, or approximately 25%, to $27.4 million for 2010 from $21.9 million in 2009. The increase relates primarily to the increase in depreciation expense due to the reduction in the useful lives of our eight spare satellites from 8 years to 6.5 years based on changes in the probability of functionality of Duplex services.  Additional increases were due to the amortization of the intangible assets acquired from Axonn in December 2009 and the related accretion expense of the fair value of contingent consideration. Depreciation expenses also increased due to one of our second-generation satellites coming into service during November 2010.

Other Income (Expense)
Interest Expense
Interest expense decreased by $1.7 million to $5.0 million for 2010 from $6.7 million in 2009. This decrease is due to conversion of notes to common stock in prior periods, which resulted in a write-off of a portion of the deferred financing costs at the time of conversion.  This resulted in less amortization in the current period.

Derivative Loss
Derivative loss increased by $14.4 million to $30.0 million for 2010 compared to 2009. These losses are due to the fair value adjustment to our derivative assets and liabilities. The increase was primarily due to increases in our stock price over the year.

Other
Other income (expense) decreased by $3.4 million to $(2.7 million) of expense for 2010 from $0.7 million of income in 2009. This decrease is primarily due to impairment of our investment in Open Range Communications of $1.9 million, and losses on our equity method investments during 2010.

Comparison of the Results of Operations for the years ended December 31, 2009 and 2008
Revenue
Total revenue decreased by $21.8 million, or approximately 25%, to $64.3 million for 2009 from $86.1 million in 2008. We attribute this decrease primarily to lower service revenue which we believe stems from lower price service plans introduced in order to maintain our subscriber base despite our two-way communication issues and from reductions in sales of our Duplex equipment. Our ARPU for Duplex in 2009 decreased by 30% to $23.78 from $33.74 in 2008. Our ARPU for SPOT in 2009 increased by 8% to $9.93 from $9.20 in 2008.

The following table sets forth amounts and percentages of our revenue by type of service for 2009 and 2008 (in thousands).

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$29,517	46%	$46,173	54%
Simplex	3,873	6	3,689	4
SPOT	9,557	15	2,673	3
IGO	1,191	2	3,096	4
Other	6,090	9	6,163	7
Total Service Revenue	50,228	78	61,794	72

The following table sets forth amounts and percentages of our revenue for equipment sales for 2009 and 2008 (in thousands).

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber Equipment Sales:
Duplex	$3,086	5%	$9,955	11%
Simplex	557	1	79	—
SPOT	6,561	10	9,398	11
Other	3,847	6	4,829	6
Total Subscriber Equipment Sales	14,051	22	24,261	28

The following table sets forth our average number of subscribers and ARPU by type of revenue for 2009 and 2008. The following numbers are subject to immaterial rounding inherent in calculating averages.

	Year Ended December 31,
	2009	2008
Average number of subscribers for the period:
Duplex	103,429	114,044
Simplex	109,044	92,028
SPOT	80,190	24,200
IGO	69,940	78,478

ARPU (monthly):
Duplex	$23.78	$33.74
Simplex	$2.96	$3.34
SPOT	$9.93	$9.20
IGO	$1.42	$3.29

	December 31,
	2009	2008
Ending number of subscribers:
Duplex	99,027	107,753
Simplex	115,383	103,447
SPOT	103,514	51,749
IGO	64,723	73,763
Other	7,947	7,618
Total	390,594	344,330

Service Revenue
Service revenue decreased $11.6 million, or approximately 19%, to $50.2 million for 2009, from $61.8 million for 2008. Although our subscriber base grew 13% during 2009 to approximately 391,000, we experienced decreased Duplex ARPU resulting in lower service revenue. The primary reason for this decrease in our service revenue was the reduction of our prices in response to our two-way communication issues.

Subscriber Equipment Sales
 Subscriber equipment sales decreased $10.2 million, or approximately 42%, to $14.1 million for 2009, from $24.3 million for 2008. We attribute this decrease to reduced sales of our Duplex products to our two-way communication issues.

Operating Expenses
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

Cost of Services
Our cost of services for 2009 and 2008 were $36.2 million and $37.1 million, respectively. Our cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decrease in the cost of services during 2009 is due primarily to lower contract labor and other operating expenses partially offset by higher research and development expenses related to our next-generation ground component development.

Cost of Subscriber Equipment Sales
Cost of subscriber equipment sales decreased approximately $7.5 million, or approximately 41%, to $10.8 million for 2009, from $18.3 million for 2008. This decrease was due primarily to lower sales of our Duplex products due to our two-way communication issues.

Marketing, General and Administrative
Marketing, general and administrative expenses decreased $12.2 million, or approximately 20%, to $49.2 million for 2009, from $61.4 million for 2008. This decrease was due primarily to lower marketing and advertising costs, reduced stock based compensation costs and lower commissions related to the reduced revenue.

Depreciation, Amortization and Accretion
Depreciation and amortization expense decreased approximately $5.1 million, or 19%, to $21.9 million for 2009, from $27.0 million for 2008. This decrease was due primarily to the first-generation satellite constellation reaching fully-depreciated status at December 31, 2008.

Other Income (Expense)
Other income increased by $5.2 million for 2009 as compared to 2008. This change resulted primarily from an expense in 2008 due to unfavorable exchange rate on the euro denominated escrow account for our second-generation satellites procurement contract resulting from the appreciation of the U.S dollar in 2008. The gain in 2009 was due primarily to the favorable change in the exchange rate of the Canadian dollar.

Interest Expense
Interest income decreased by $4.2 million to $0.5 million for 2009, from $4.7 million for 2008. This decrease was due to lower average cash balances on hand and lower interest rates as compared to the prior year.

Derivative Loss
For 2009, derivative loss was $15.6 million compared to $3.3 million in 2008. This increased loss resulted from fair value adjustments related to the derivatives from our 8.00% Notes, the adjustment of the exercise price of our warrants associated with our 8.00% Notes, which resulted in the number of shares of common stock subject to the warrants increasing by 16.2 million due to the issuance of stock as part of our acquisition of the assets of Axonn, and a decrease in the fair value of our interest rate cap agreement as a result of a decrease in market interest rates.

Liquidity and Capital Resources
Our principal sources of liquidity are the remaining funds available under our Facility Agreement, cash on hand, cash flows from operations, if any, and our contingent equity account.  Our principal liquidity requirements are to meet capital expenditure needs, including procuring and deploying our second-generation constellation, operating costs, working capital, and research and development.  We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

Cash Flows for the years ended December 31, 2010, 2009, and 2008

The following table shows our cash flows from operating, investing and financing activities for 2010, 2009, and 2008 (in thousands):

Statements of Cash Flows	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net cash used by operating activities	$(23,338)	$(18,423)	$(30,585)
Net cash used in investing activities	(205,391)	(311,692)	(258,581)
Net cash from financing activities	194,670	386,756	252,533
Effect of exchange rate changes on cash	(805)	(1,117)	11,436
Net Increase (Decrease) in Cash and Cash Equivalents	$(34,864)	$55,524	$(25,197)

Cash Flows Used by Operating Activities
Net cash used by operating activities during 2010 was $23.3 million compared to $18.4 million in 2009. This increase in cash used was primarily the result of unfavorable changes in operating assets and liabilities during the year ended December 31, 2010, as compared to the same period in 2009. We continued to use cash to fund cash operating losses (operating losses after adjustments for non-cash expenses including depreciation, amortization, accretion, stock based compensation, impairment of assets, and changes in the fair values of derivative assets and liabilities).

Net cash used in operating activities during 2009 decreased to a cash outflow of $18.4 million from an outflow of $30.6 million for 2008. This decrease was due primarily to cost savings efforts in our general and administrative areas and reduced inventory purchases.

Cash Flows Used in Investing Activities
Cash used in investing activities was $205.4 million during 2010 compared to $311.7 million during 2009. This decrease in cash used during 2010 when compared to 2009 was primarily the result of decreased payments related to the construction of our second-generation constellation during 2010 as the second-generation satellites neared completion.

We will continue to incur significant capital expenditures to complete the construction and launch of our second-generation satellite constellation and upgrade our gateways and other ground facilities. We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. These capital expenditures will support our growth and the resiliency of our operations and will also support the delivery of new revenue streams.

Cash used in investing activities was $311.7 million for 2009, compared to $258.6 million in 2008. This increase was primarily the result of increased payments related to the construction of our second-generation satellites.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $192.1 million to $194.7 million during 2010 from $386.8 million in 2009. The decrease was due primarily to lower funding needs related to the construction of our second-generation satellites and related ground facilities. We funded these activities by borrowing under our Facility Agreement. We spent approximately $201.1 million on these projects in 2010 compared to approximately $321.8 million during 2009. We also made $0.1 million non-recurring debt financing payments in 2010 compared to $63.1 million during 2009.

Net cash provided by financing activities increased by $134.3 million to $386.8 million in 2009 from $252.5 million in 2008. This is a direct result of our increased borrowings, primarily from our Facility Agreement and 8% Notes, in 2009.

Capital Expenditures
First 24 Second-Generation Satellites and Satellite Operations Control Centers
We have entered into various agreements related to procuring and deploying the first 24 satellites of our second-generation constellation and upgrading our satellite operations control centers. The contracts related to these capital expenditures are further discussed in our contractual obligations and commitments section below. We have used portions of the proceeds from sales of common stock to Thermo, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and 8% Notes and borrowings under our credit facility with Thermo and the Facility Agreement to fund expenditures incurred through 2010.

We plan to fund the balance of the capital expenditures for the first 24 second-generation satellites and the satellite operations control centers upgrades through the use of the remaining funds available under our Facility Agreement, cash on hand, cash flows from operations (if any), our contingent equity agreement and other financing including additonal equity or debt on terms not yet arranged. We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

The amount of capital expenditures incurred as of December 31, 2010 and estimated future capital expenditures related to the construction of the first 24 satellites of our second-generation constellation, satellite operations control centers and the launch services contract is presented in the table below (in millions, based on when cash payment is scheduled to be made, excluding capitalized interest):

	Payments through December 31,	Estimated Future Payments
Capital Expenditures	2010	2011	2012	Thereafter	Total
Thales Alenia Second-Generation Satellites	$592	$28	$—	$—	$620
Thales Alenia Satellite Operations Control Centers	$14	$1	$—	$—	$15
Arianespace Launch Services	$192	$24	$—	$—	$216
Launch Insurance	$12	$28	$—	$—	$40
Other Capital Expenditures and Capitalized Labor	$29	$5	$—	$—	$34
Total	$839	$86	$—	$—	$925

As of December 31, 2010, $17.6 million of the above capital expenditures were recorded in accounts payable and accrued expenses.

Next-Generation Gateways and Other Ground Facilities
We have also entered into various agreements related to upgrading our gateways and other ground facilities. The contracts related to these capital expenditures are discussed further in our contractual obligations and commitments section below. We have used portions of the proceeds from sales of common stock to Thermo, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and 8.00% Notes and borrowings under our credit facility with Thermo and the Facility Agreement to fund expenditures incurred through 2010.

We plan to fund the balance of the capital expenditures for upgrading our gateways and other ground facilities through cash flows from operations, our contingent equity agreement and proceeds from additional debt and equity financings not yet arranged.  If we do not obtain such funds from cash flows from operations and from the proceeds of future debt and equity financings over the next 12 months, our ability to continue to procure the upgrade of our gateways and other ground facilities will be impaired.  If future cash flows from operations are below our expectations or the costs of procurement are higher than expected, we will require even more external funding than planned.  Our ability to obtain additional funding may be adversely impacted by a number of factors, including the global economic situation and credit markets.  We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all.  We have not yet entered into any debt or equity financing arrangements.  If we are not able to secure such funding, we would need to delay some or all of the procurement or terminate the existing contractual obligations.  If we were to terminate our existing contractual obligations, there is a possibility that the costs incurred to date may not be recoverable and additional termination costs may be required.

The amount of actual and contractual capital expenditures related to the construction of the ground component and related costs, is presented in the table below (in millions, based on when cash payment is scheduled to be made, excluding capitalized interest):

	Payments through December 31,	Estimated Future Payments
Capital Expenditures	2010	2011	2012	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$50	$37	$16	$1	$104
Oceus Networks- ground network	$2	$6	$15	$5	$28
Total	$52	$43	$31	$6	$132

On March 21, 2011, we entered into an agreement with Hughes which extended to July 31, 2011 (or earlier if the Company obtains additional financing) the deadline for us to make all scheduled payments previously due prior to July 31, 2011.  The deferred payments will incur interest at the rate of 10% per annum.  If we do not make these required payments by July 31, 2011, we may terminate the contract for convenience. If the contract is terminated for convenience, then we must make a final payment of $20.0 million in either cash or Globalstar common stock at our election.  If we elect to make payment in Globalstar common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of Globalstar common stock and deliver the proceeds to Hughes.

On March 7, 2011, we entered into an agreement with Oceus which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for us to make scheduled milestone payments which were previously due at various times during 2011. The milestones that have been or are expected to be completed and invoiced in 2011, which may be deferred to February 23, 2012, totaled $6.2 million. The deferred payments will incur interest at a rate of 6.5% per annum.

As of December 31, 2010, $10.3 million of the above capital expenditures were recorded in accounts payable and accrued expenses.
The above table does not include other possible capital expenditures or capitalized labor.

Second 24 Second-Generation Satellites
While we have a contract with Thales to construct an additional 24 satellites, including one prototype satellite already constructed, we are currently negotiating with Thales to amend the current contract and define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule.  Thales has already completed the procurement of certain long-lead time components and parts for six of these satellites and is currently holding these components and parts in storage.

The amount of actual and contractual capital expenditures in the original contract related to the construction of the second 24 satellites of our second-generation constellation is $301 million.  These contractual capital expenditures do not include launch services, launch insurance, and other capital expenditures and capitalized labor which has not been finalized at this time.

If we do not obtain funds from cash flows from operations and future debt and equity financings, our ability to procure the second 24 satellites of our second-generation constellation will be impaired.  If future cash flows from operations are below our expectations or the costs of procurement is higher than expected, we will require even more external funding than planned.  Our ability to obtain additional funding may be adversely impacted by a number of factors, including the global economic situation and related credit markets.  We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all.  We have not yet entered into any debt or equity financing arrangements. If we are not able to secure such funding, we would need to delay some or all of the procurement or terminate the existing contractual obligations.  If we were to terminate our existing contractual obligations, additional termination costs may be required.

Cash Position and Indebtedness

As of December 31, 2010, our total cash and cash equivalents were $33.0 million and we had total indebtedness of $664.5 million compared to total cash and cash equivalents and total indebtedness at December 31, 2009 of $67.9 million and $465.8 million, respectively.

Facility Agreement

On June 5, 2009, we entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. Ninety-five percent of our obligations under the agreement are guaranteed by COFACE, the French export credit agency.  The initial funding process of the COFACE Facility Agreement began on June 29, 2009 and was completed on July 1, 2009. At the time of closing, the new facility was comprised of:

•
a $563.3 million tranche for future payments to and to reimburse us for amounts we previously paid to Thales Alenia Space for construction of our second-generation satellites. Such reimbursed amounts were used by us (a) to make payments to Arianespace for launch services, Hughes Networks Systems LLC for ground network equipment, software and satellite interface chips and Oceus Networks (formally known as Ericsson Federal Inc.) for ground system upgrades, (b) to provide up to $150 million for our working capital and general corporate purposes and (c) to pay a portion of the insurance premium to COFACE; and

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

On December 22, 2010, we entered into an amendment with the lenders and agent party thereto primarily due to the effects on Thales from an earthquake at one of their facilities. The amendment delays the first semi-annual principal repayment date by up to six months to the earlier of eight months after the launch of the 24th second-generation satellite or June 15, 2012; delays the final maturity date by the amount of the delay of the first principal repayment date; reduces the minimum adjusted consolidated EBITDA covenant requirements for all relevant periods from the period ending December 31, 2010 through the period ending June 30, 2012; delays the effective date of the minimum debt service coverage ratio by six months to the period commencing on July 1, 2011 and ending December 31, 2012 (if no principal payment is required to be made in 2011); delays the last date for required in-orbit acceptance of 24 second-generation satellites by nine months to September 1, 2012; and requires in-orbit acceptance of 18 second-generation satellites by January 1, 2012.

The amended Facility Agreement, requires that:

•
we not permit our capital expenditures (other than those funded with cash proceeds from insurance and condemnation events, equity issuances or the issuance of our stock to acquire certain assets) to exceed $234.0 million in 2010 and $391.0 million in 2009 (with unused amounts permitted to be carried over to subsequent years)

•	following the Contingent Equity release date, we maintain a minimum liquidity of $5.0 million;

•	we achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement):

Period	Minimum Amount

1/1/10-12/31/10	$(15.0) million
7/1/10-6/30/11	$(15.0) million
1/1/11-12/31/11	$2.5 million
7/1/11-6/30/12	$17.5 million
1/1/12-12/31/12	$55.0 million
7/1/12-6/30/13	$65.0 million
1/1/13-12/31/13	$78.0 million

•	beginning with the period of July 1, 2011 through December 31, 2012, we maintain a minimum debt service coverage ratio of 1.00:1, gradually increasing to a ratio of 1.50:1 through 2019; and

•	beginning in 2012, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 9.90:1, gradually decreasing to 2.50:1 through 2019.

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

By letter dated September 16, 2010, the COFACE Agent notified us that we had failed to deliver to the COFACE Agent a certified copy of the relevant license not later than twenty-five (25) business days prior to the first launch of the satellites, constituting a “breach” that had triggered a default.  As such, the COFACE Agent instituted a draw stop, prohibiting us from utilizing the Facility Agreement until the default had been remediated or waived, but did not take any action to accelerate the debt.  The COFACE Agent provided a remedy period to cure the breach by September 30, 2010.  On October 28, 2010, we entered into an amendment and cancelation agreement with the COFACE bank syndicate, which canceled the original notification of default entirely and amended the Facility Agreement so that we are required to provide (1) a satellite communication license issued by French regulatory authorities no later than November 30, 2010, and (2) a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011.  Under the amendment, we were prohibited from borrowing under the Facility Agreement until we provided the required license issued by the French regulatory authorities, and once that was provided, we could resume borrowing while pursuing the license from the U.S. authorities.  The amendment also includes a provision that we and the COFACE bank syndicate agent agree that failing to provide either of the licenses would constitute an event of default.

By Order dated October 28, 2010, the French Ministry for the Economy, Industry and Employment authorized Globalstar Europe SARL, a wholly owned subsidiary of Globalstar, Inc., to operate our second-generation satellite constellation. On November 23, 2010, the French Postal and Electronic Communications Regulatory Authority granted a license to Globalstar Europe SARL, to use certain frequency bands to provide mobile satellite service from 1610-1621.35 MHz and 2483.5-2500 MHz.  This ended the prohibition on our borrowings under the Facility Agreement.

On March 16, 2011, we entered into Amendment Letter No.5 to the Facility Agreement, which waived the obligation of us to deliver to the COFACE agent a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011. Under the amendment, we were required to deliver to the COFACE agent a special temporary authority (“STA”) granted by the FCC by no later than March 31, 2011, which licenses us to commercially operate our ground stations in connection with our existing and future satellites in the U.S. for a period of no less than 90 days.  We were required to provide a satellite communication license issued by U.S. regulatory authorities in any event not later than the earlier of September 15, 2011 or the expiration of the STA.

On March 29, 2011, we entered into Amendment No. 6 to the Facility Agreement, which removed the U.S License requirement of Amendments No. 3 and No. 5 and required that the conditional permanent U.S. license received by us on March 18, 2011 be in full force not later than August 31, 2011, which requires the registration of our second-generation satellites by France under the Outer Space Treaty and the UN Convention on Registration of Objects Launched into Outer Space. The amendment also included a provision that failing to provide the permanent license would constitute an event of default.  We believe that we will be able to provide the required permanent U.S. license within the designated period although we cannot assure you that this will be achieved.

Short Term Liquidity Needs

At January 1, 2011, our principal short-term liquidity needs were:

•	to make payments to complete the procurement of our first 24 second-generation satellites and upgrading our satellite operations control centers;

•	to make payments related to our three remaining launches for the first 24 second-generation satellites (the remaining 18 satellites);

•	to make payments related to the construction of our Control Network Facility and second-generation ground component;

•	to fund our commited working capital;

•	to fund future operations; and

•	to make payments to procure and deploy our second 24 second-generation satellites and to upgrade our gateways and other ground facilities.

We plan to fund our short-term liquidity requirements from the following sources:

•	cash on hand at December 31, 2010 ($33.0 million);

•	cash from our Facility Agreement ($26.7 million was available at December 31, 2010);

•	additional debt and equity offerings not yet arranged;

•	cash available under our contingent equity account ($60 million was available at December 31, 2010); and

•	operating cash flows (if any).

Long Term Liquidity Needs

Our principal long-term liquidity needs are:

•	to make payments to procure and deploy our second 24 second-generation satellites and upgrading our gateways and other ground facilities;

•	to fund our working capital and operations, including any growth in our business; and

•	to fund repayment of our indebtedness, both principal and interest, when due.

Sources of long-term liquidity may include, if necessary, the exercise of warrants and additional debt and equity financings which have not yet been arranged. We cannot assume that sufficient additional financing will be obtained on acceptable terms, if at all.  We also expect cash flow from operations to be a source of long-term liquidity once we have deployed our second-generation satellite constellation.

Contractual Obligations and Commitments

At December 31, 2010, we have a remaining commitment to purchase a total of $58.1 million of mobile phones, services and other equipment under various commercial agreements with Qualcomm. Effective February 24, 2010, we amended our agreement with Qualcomm to extend the term and defer delivery of mobile phones and related equipment until June 2011 through February 2012. We expect to negotiate the termination of this contract in 2011.

In June 2009, we and Thales Alenia Space entered into an amended and restated contract for the construction of 48 second-generation low-earth orbit satellites to incorporate prior amendments and acceleration requests and to make other non-material changes to the contract entered into in November 2006.

While we have a contract with Thales to construct an additional 24 satellites, including one prototype satellite already constructed, we are currently negotiating with Thales to amend the current contract and define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule.  Thales has already completed the procurement of certain long-lead time components and parts for six of these satellites and is currently holding these components and parts in storage.

In March 2007, we and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. The Control Network Facility achieved the final acceptance milestone in October 2010.

In March 2010, we and the Launch Provider entered into an amended and restated contract to incorporate prior amendments to the contract entered into in September 2007 for the launch of our second-generation satellites and certain pre and post-launch services under which the Launch Provider agreed to make four launches of six satellites each and one optional launch of six satellites each. Notwithstanding the one optional launch, we may contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled.

We successfully launched the first six second-generation satellites in October 2010. We expect to conduct the next launch of six satellites in May 2011 to be followed by two additional launches of six satellites per launch within 60-90 days following the previous launch.

In May 2008, we and Hughes entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in various next-generation Globalstar devices. In August 2009, we and Hughes amended their agreement extending the performance schedule by 15 months and revising certain payment milestones. We have the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. We have begun capitalizing costs based upon reaching technological feasibility of the project.

On March 21, 2011, we entered into an agreement with Hughes which extended to July 31, 2011 (or earlier if the Company obtains additional financing) the deadline for us to make all scheduled payments previously due prior to July 31, 2011.  The deferred payments will incur interest at the rate of 10% per annum.  If we do not make these required payments by July 31, 2011, we may terminate the contract for convenience. If the contract is terminated for convenience, then we must make a final payment of $20.0 million in either cash or Globalstar common stock at our election.  If we elect to make payment in Globalstar common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of Globalstar common stock and deliver the proceeds to Hughes.

In October 2008, we signed an agreement with Oceus Networks, a leading global provider of technology and services to telecom operators. According to the contract, including subsequent additions, Oceus will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations.

On March 7, 2011, we entered into an agreement with Oceus which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for us to make scheduled milestone payments which were previously due at various times during 2011. The milestones that have been or are expected to be completed and invoiced in 2011, which may be deferred to February 23, 2012, totaled $6.2 million. The deferred payments will incur interest at a rate of 6.5% per annum.

Long-term obligations at December 31, 2010, assuming borrowing of the entire $586 million under our Facility Agreement, are as follows (in thousands):

Contractual Obligations:	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations (1)	$—	$34,287	$60,440	$64,050	$67,886	$569,335	$795,998
Interest on long-term debt (2)	19,031	21,968	27,083	30,142	30,163	117,984	246,371
Escrow payments on long-term debt (3)	—	35,902	35,902	—	—	—	71,804
Operating lease obligations	2,053	1,576	1,289	733	657	1,623	7,931
Purchase obligations (4) (5) (6)	123,548	31,228	4,375	793	—	—	159,944
Pension obligations	846	868	890	904	893	4,580	8,981
Total	$145,478	$125,829	$129,979	$96,622	$99,599	$693,522	$1,291,029

(1)
All of the indebtedness may be accelerated upon default of related covenants. See “Note 4: Borrowings” of the Consolidated Financial Statements in this Report.  Amounts include payment in kind interest.

(2)	Approximately $586 million of our debt bears interest at a floating rate and, accordingly, we estimated our interest costs in future years.

(3)
The Facility Agreement requires that we fund a convertible note reserve account by March 1, 2012 equal to 50% and by March 1, 2013 equal to 100% of the notional purchase price of the 5.75% Notes to secure our obligations.  As of December 31, 2010, the estimated notional purchase price was $71.8 million, which we assume will be paid in 2013.  However, failure to fund this account if excess cash flow, as defined, is not available is not considered an event of default under the Facility Agreement.

(4)
As stated above, we are currently negotiating with Thales to amend the current contract to purchase an additional 23 satellites.  The negotiations are underway to define a new quantity of satellites with associated terms and conditions.  Since the results of these negotiations are unknown at this time, we have not included these obligations in the above table.

As stated above, we entered into an agreement with Hughes which extended to July 31, 2011 (or earlier if the Company obtains additional financing) the deadline for us to make all scheduled payments previously due prior to July 31, 2011. If we do not make these required payments by July 31, 2011, we may terminate the contract for convenience. If the contract is terminated for convenience, then we must make a final payment of $20.0 million in either cash or Globalstar common stock. If the contract is not terminated, the Company will owe Hughes $37.1 million in 2011, $15.7 in 2012 and $0.4 thereafter (shown in the respective columns in the table above).

As stated above, we entered into an agreement with Oceus which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for us to make scheduled milestone payments which were previously due at various times during 2011. The milestones that have been or are expected to be completed and invoiced in 2011, which may be deferred to February 23, 2012, totaled $6.2 million. The $6.2 million obligation is included in 2011 column in the table above.

(5)	The purchase obligations for the construction of our first 24 second-generation satellites and the Control Network facility are converted to U.S. dollars using an exchange rate of €1.00 = $1.42.

(6)	Amounts based on when cash payment is scheduled to made.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting guidance and the expected impact that the guidance and the expected impact that the guidance could have on our consolidated financial statements, see Note 19 – Accounting Pronouncements of the Consolidated Financial Statements of this Report.

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

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Commitments," we have entered into two separate contracts with Thales Alenia Space to construct low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services, and to construct the Satellite Operations Control Centers, Telemetry Command Units and In-Orbit Test Equipment for our second-generation satellite constellation. A substantial majority of the payments under the Thales Alenia Space agreements are denominated in Euros.

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our base rate will be 1% less than the then 6-month Libor rate. The applicable margin from the Base Rate ranges from 2.07% to 2.4% through the termination date of the facility. Assuming that we borrowed the entire $586.3 million under the Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Globalstar, Inc.

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. ("Globalstar") as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, ownership equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Globalstar's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globalstar's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Globalstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 31, 2011

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33,017	$67,881
Restricted cash	2,064	—
Accounts receivable, net of allowance of $5,971 (2010), and $5,735 (2009)	13,671	9,392
Inventory	55,635	61,719
Advances for inventory	9,431	9,332
Prepaid expenses and other current assets	5,061	5,404
Total current assets	118,879	153,728
Property and equipment, net	1,150,470	964,921
Other assets:
Restricted cash	34,276	40,473
Deferred financing costs	59,870	69,647
Goodwill	—	2,703
Intangible and other assets, net	23,313	35,168
Total assets	$1,386,808	$1,266,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,434	$76,661
Accrued expenses	48,162	30,520
Payables to affiliates	710	541
Deferred revenue	19,150	19,911
Current portion of long term debt	—	2,259
Total current liabilities	94,456	129,892

Long term debt	664,543	463,551
Employee benefit obligations	4,727	4,499
Derivative liabilities	60,819	49,755
Deferred revenue	3,875	2,549
Other non-current liabilities	22,970	20,602
Total non-current liabilities	756,934	540,956
Stockholders’ equity:
Preferred Stock of $0.0001 par value. 100,000,000 shares authorized and none issued and outstanding at December 31, 2010 and 2009:
Series A Preferred Convertible Stock of $0.0001 par value. One share authorized and none issued and outstanding at December 31, 2010 and 2009	—	—
Voting Common Stock of $0.0001 par value. 865,000,000 shares authorized; 290,683,000 and 274,384,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	29	27
Nonvoting Common Stock of $0.0001 par value. 135,000,000 shares authorized; 19,276,000 and 16,750,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	736,455	700,814
Accumulated other comprehensive loss	(268)	(1,718)
Retained deficit	(200,800)	(103,333)
Total stockholders’ equity	535,418	595,792
Total liabilities and stockholders’ equity	$1,386,808	$1,266,640

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Year Ended December 31,
	2010	2009	2008
Revenue:
Service revenue	$50,937	$50,228	$61,794
Subscriber equipment sales	17,004	14,051	24,261
Total revenue	67,941	64,279	86,055
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	31,172	36,204	37,132
Cost of subscriber equipment sales:
Cost of subscriber equipment sales	13,182	9,881	17,921
Reduction in the value of equipment	10,862	913	405
Total cost of subscriber equipment sales	24,044	10,794	18,326
Marketing, general, and administrative	41,827	49,210	61,351
Reduction in the value of assets	3,249	—	—
Depreciation, amortization and accretion	27,418	21,862	26,956
Total operating expenses	127,710	118,070	143,765
Operating loss	(59,769)	(53,791)	(57,710)
Other income (expense):
Gain on extinguishment of debt	—	—	41,411
Interest income	424	502	4,713
Interest expense	(5,021)	(6,730)	(5,733)
Derivative loss	(29,975)	(15,585)	(3,259)
Other	(2,730)	665	(4,497)
Total other income (expense)	(37,302)	(21,148)	32,635
Loss before income taxes	(97,071)	(74,939)	(25,075)
Income tax expense (benefit)	396	(16)	(2,283)
Net loss	$(97,467)	$(74,923)	$(22,792)
Loss per common share:
Basic	$(0.34)	$(0.58)	$(0.27)
Diluted	(0.34)	(0.58)	(0.27)
Weighted-average shares outstanding:
Basic	285,316	128,130	85,478
Diluted	285,316	128,130	85,478

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Net loss	$(97,467)	$(74,923)	$(22,792)
Other comprehensive loss:
Minimum pension liability adjustment	(84)	407	(3,516)
Net foreign currency translation adjustment	1,534	4,179	(6,199)
Total comprehensive loss	$(96,017)	$(70,337)	$(32,507)

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OWNERSHIP EQUITY
(In thousands)

	Common Shares	Common Stock Amount	Preferred Shares	Preferred Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit)	Total
Balances – December 31, 2007	83,693	$8	—	$—	$407,743	$3,411	$(5,618)	$405,544
Conversion of Notes	25,811	3	—	—	6,524	—	—	6,527
Issuance of restricted stock awards and recognition of stock-based compensation	2,051	—	—	—	12,608	—	—	12,608
Issuance of common stock in relation to Brazil acquisition	883	—	—	—	6,000	—	—	6,000
Contribution of services	—	—	—	—	449	—	—	449
Issuance of common stock under the Share Loan Facility, net	24,168	3	—	—	520	—	—	523
Issuance of convertible notes, net of deferred taxes of $22,417 and issuance costs of $1,762	—	—	—	—	29,978	—	—	29,978
Adoption of accounting guidance related to share loan agreement	—	—	—	—	16,275	—	—	16,275
Other comprehensive loss	—	—	—	—	—	(9,715)	—	(9,715)
Net loss	—	—	—	—	—	—	(22,792)	(22,792)
Balances – December 31, 2008	136,606	$14	—	$—	$480,097	$(6,304)	$(28,410)	$445,397
Issuance of restricted stock awards and recognition of stock-based compensation	7,112	—		—	10,341	—	—	10,341
Conversion of Revolving Credit Facility to Common Shares	10,000	1	—	—	7,799	—	—	7,800
Conversion of Term Loan and Revolving Credit Facility to Preferred Series A Stock (net of offering costs)	—	—	1	—	180,052	—	—	180,053
Conversion of Preferred Series A Stock to Common Shares	126,174	13	(1)	—	—	—	—	12
Issuance of common stock to Thermo	1,391	—	—	—	1,000	—	—	1,000
Contribution of services	—	—	—	—	337	—	—	337
Warrants issued associated with Subordinated loan	—	—	—	—	5,215	—	—	5,215
Common stock issued in connection with conversions of 8% Notes	10,175	1	—	—	10,473	—	—	10,474
Issuance of common stock in connection with interest payments related to 8% Notes	246	—	—	—	—	—	—	—
Return of common stock under share loan facility	(6,868)	—	—	—	—	—	—	—
Issuance of stock in connection with acquisition	6,298	—	—	—	5,500	—	—	5,500
Other comprehensive income	—	—	—	—	—	4,586	—	4,586
Net loss	—	—	—	—	—	—	(74,923)	(74,923)
Balances – December 31, 2009	291,134	$29	—	$—	$700,814	$(1,718)	$(103,333)	$595,792
Issuance of restricted stock awards and recognition of stock-based compensation	4,183	1	—	—	1,269	—	—	1,270
Contribution of services	—	—	—	—	168	—	—	168
Warrants issued associated with Contingent Equity Agreement	—	—	—	—	11,940	—	—	11,940
Common stock issued in connection with conversions of 8% Notes	3,246	—	—	—	3,415	—	—	3,415
Warrants exercised associated with the 8% Notes	8,110	1	—	—	15,233	—	—	15,234
Conversion of Thermo debt to equity	2,526	—	—	—	2,426	—	—	2,426
Issuance of stock in connection with contingent consideration	760	—	—	—	1,190	—	—	1,190
Other comprehensive income	—	—	—	—	—	1,450	—	1,450
Net loss	—	—	—	—	—	—	(97,467)	(97,467)
Balances – December 31, 2010	309,959	$31	—	$—	$736,455	$(268)	(200,800)	$535,418

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(97,467)	$(74,923)	$(22,792)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	27,418	21,862	26,956
Stock-based compensation expense	878	9,947	12,482
Change in fair value of derivative assets and liabilities	29,975	15,585	3,259
Gain on conversion of convertible notes	—	—	(41,411)
Provision for bad debts	774	824	1,818
Interest income on restricted cash	(3)	(115)	(4,015)
Equity losses in investee	927	1,928	249
Amortization of deferred financing costs	3,355	4,056	2,913
Impairment of assets	16,014	913	405
Non-cash expenses related to debt conversion	—	—	508
Other, net	164	669	(870)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,201)	1,405	(128)
Inventory	(1,402)	4,057	(14,111)
Prepaid expenses and other current assets	526	895	2,137
Other assets	(4,217)	(4,704)	(1,805)
Accounts payable	(155)	(8,584)	6,825
Payables to affiliates	163	(2,967)	2,261
Accrued expenses and employee benefit obligations	2,953	8,348	(5,123)
Other non-current liabilities	1,428	796	(965)
Deferred revenue	532	1,585	822
Net cash used in operating activities	(23,338)	(18,423)	(30,585)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(201,124)	(321,827)	(274,130)
Property and equipment additions	(7,286)	(2,271)	(11,956)
Proceeds from sale of property and equipment	—	—	141
Investment in businesses	(1,110)	(1,823)	(2,620)
Cash acquired on purchase of subsidiary	—	—	1,839
Restricted cash	4,129	14,229	28,145
Net cash used in investing activities	(205,391)	(311,692)	(258,581)
Cash flows from financing activities:
Borrowings from long term debt	—	—	100,000
Proceeds from revolving credit loan, net	—	7,750	16,050
Borrowings from 5.75% Notes	—	—	150,000
Borrowings from 8.00% Notes	—	55,000	—
Borrowings from Facility Agreement	188,417	371,219	—
Borrowings from subordinated loan agreement	—	25,000	—
Borrowings under short-term loan	—	2,259	—
Deferred financing cost payments	(70)	(63,047)	(4,893)
Payments for interest rate cap instrument	—	(12,425)	—
Payments related to interest rate swap derivative margin account	—	—	(9,144)
Proceeds from exercise of warrants, net	6,249	—	—
Issuance of common stock	74	1,000	520
Net cash from financing activities	194,670	386,756	252,533
Effect of exchange rate changes on cash	(805)	(1,117)	11,436
Net increase (decrease) in cash and cash equivalents	(34,864)	55,524	(25,197)
Cash and cash equivalents, beginning of period	67,881	12,357	37,554
Cash and cash equivalents, end of period	$33,017	$67,881	$12,357
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$17,193	$15,379	$15,987
Income taxes	$111	$308	$1,001
Supplemental disclosure of non-cash financing and investing activities:
Conversion of debt to Series A Convertible Preferred Stock	$—	$180,177	$—
Accrued launch costs and second-generation satellites costs	$(37,590)	$58,055	$14,762
Conversion of note receivable to equity in investee company	$—	$7,500	$—
Vendor financing of second-generation Globalstar System	$—	$—	$57,200
Capitalization of accrued interest for second-generation satellites and launch costs	$5,086	$7,185	$15,964
Capitalized interest paid in common stock and 8% Notes	$3,790	$7,257	$—
Capitalization of the accretion of debt discount	$7,085	$5,776	$5,934
Amortization of prepaid finance costs	$16,171	$8,103	$1,766
Conversion of Convertible Senior Notes into common stock	$6,335	$10,738	$78,196

See notes to consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

The Company’s satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: government; public safety and disaster relief; recreation and personal; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

Globalstar currently provides the following communications services:
•	two-way voice communication and data transmissions (which we call “Duplex”) between mobile or fixed devices;
•
one-way data transmissions between a mobile or fixed device that transmits its location or other telemetry information and a central monitoring station (which includes the SPOT family and Simplex products).

The equipment Globalstar offers to customers consists principally of:
•	Duplex two-way transmission products;
•	SPOT family of products (“SPOT”);
•	Simplex one-way transmission products

Globalstar provides Duplex, SPOT and Simplex products and services to customers directly and through resellers and independent gateway operators (“IGOs”).

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

Restricted Cash

Restricted cash is comprised of funds held in escrow by two financial institutions to secure the Company’s payment obligations related to its long term debt and the remaining scheduled semi-annual interest payments on the 5.75% Notes.

 Derivatives
The Company enters into financing arrangements that are hybrid instruments that contain embedded derivative features. Derivative instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determines the fair value of derivative instruments based on available market data using appropriate valuation models.

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

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):
	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$5,735	$5,205	$4,177
Provision, net of recoveries	519	824	1,818
Write-offs	(283)	(294)	(790)
Balance at end of period	$5,971	$5,735	$5,205

Inventory
Inventory consists of purchased products, including fixed and mobile user terminals and accessories. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method which determines the acquisition cost on a FIFO basis. Inventory allowances are recorded for inventories with a lower market value or which are slow moving. Excess and obsolete inventory is written off. Impairment charges on inventory represents write-downs of the Company’s second-generation phones and related accessory inventory. These charges were recognized after assessment of the Company’s inventory quantities and its recent and projected equipment sales and prices. For the years ended December 31, 2010, 2009, and 2008, the Company recorded a reduction in the value of equipment of $10.9 million, $0.9 million, and $0.4 million, respectively.

Property and Equipment
The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites (the “Space Component”), and primary and backup control centers and gateways (the “Ground Component”).  Property and equipment is stated at cost.

Costs associated with the design, manufacture, test and launch of our Space and Ground Components are capitalized. Capitalized costs associated with our Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. When second-generation satellites are incorporated into the second-generation constellation, the Company begins depreciation on the date each individual satellite was placed into service, which is the point that the satellite reaches it orbital altitude, over their estimated useful lives.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System:
Space component	6.5 years from commencement of service for the 8 spare satellites
15 years from the commencement of service for the second-generation satellites
Ground component	Up to periods of 15 years from commencement of service
Furniture, fixtures & equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or the estimated useful lives of the improvements
Buildings	18 years

The Company evaluated the appropriateness of estimated useful lives assigned to property and equipment and revise such lives to the extent warranted by changing facts and circumstances.  On October 1, 2010, the Company reduced the useful lives of its eight spare satellites from 8 years to 6.5 years due to changes in the probability of functionality of Duplex services.  The remaining carrying amount of the eight spare satellites will be depreciated prospectively over the asset’s remaining useful life.

For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated applicable cost and accumulated depreciation.

The Company assesses the impairment of long-lived assets when indicators of impairment are present.  Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows, excluding financing costs. If impairment is determined to exist, any related impairment loss is calculated based on fair value. The Company records losses from the in-orbit failure of a satellite in the period it is determined that the satellite is not recoverable.

Deferred Financing Costs
These costs represent costs incurred in obtaining long-term debt, credit facilities and long term convertible senior notes. These costs are  amortized as additional interest expense over the term of the corresponding debt, credit facilities or the first put option date for the long term convertible notes. As of December 31, 2010 and 2009, the Company had net deferred financing costs of $59.9 million and $69.6 million, respectively. Approximately $3.4 million and $6.5 million of deferred financing costs were recorded as interest expense for the years ended December 31, 2010 and 2009, respectively.

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

Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.  In assessing the recoverability of goodwill, the Company must make assumptions to determine the fair value of the respective assets. The Company tests goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Its annual testing of goodwill is based on carrying value and its estimate of fair value at December 31. The Company estimates the fair value of the Company using a market approach and discounted cash flows valuation techniques and compares these estimates to the carrying value of the Company. A significant amount of judgment is involved in performing these evaluations.

The Company operates in one segment, providing voice and data communication services via satellite. In 2010, upon full integration of a prior year business combination, the Company’s operating segment formed the basis for its reporting unit in the Company’s goodwill impairment testing.

As the result of step one of its annual impairment test, the Company concluded that the fair value of its reporting unit was below its carrying value, indicating that the goodwill had been impaired.  In step two of the impairment test, the goodwill of the reporting unit was determined to have no implied value.  Accordingly, the Company recorded a pre-tax charge of $2.7 million, which represents the aggregate carrying value of the goodwill of the reporting unit.

Asset Retirement Obligation
Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability.  Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

The Company capitalized, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of December 31, 2010 and 2009, the Company had accrued approximately $0.9 million and $0.8 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

Revenue Recognition and Deferred Revenues
Duplex
For our Duplex customers and resellers, the Company recognizes revenue for monthly access fees in the period services are rendered.  Access fees represent the minimum monthly charge for each line of service based on its associated rate plan.  The Company also recognizes revenue for airtime minutes in excess of the monthly access fees in the period such minutes and used.  Under certain annual plans where customers prepay for minutes, revenue is deferred until the minutes are used or the prepaid time period expires.  Unused minutes are accumulated until they expire, usually one year after activation.  In addition, the Company offers other annual plans whereby the customer is charged an annual fee to access our system.  These fees are recognized on a straight-line basis over the term of the plan.  In some cases, the Company charges a per minute rate whereby it recognizes the revenue when each minutes is used.

Credits granted to customers are expensed or charged against deferred revenue upon issuance.

Certain subscriber acquisition costs including such items such as dealer commissions, internal sales commissions and equipment subsidies and are expensed at the time of the related sale. Royalty payments are deferred and recognized as expense over the contract term.

SPOT and Simplex
The Company sells SPOT and Simplex services as annual plans and defers and recognizes revenue ratably over the service term, beginning when the service is activated by the customer.

IGO
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

 Equipment
Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and our SPOT and Simplex products.
The Company recognizes revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

Other
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

The Company does not record sales taxes collected from customers in revenue.

The Company also provides certain engineering services to assist customers in developing new applications related to its system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred. The Company records revenues and costs associated with long term engineering contracts on the percentage-of-completion method of accounting.

Research and Development Expenses
Research and development costs were $3.7 million, $4.3 million, and $3.2 million for 2010, 2009 and 2008, respectively, and are expensed as incurred as cost of services and primarily include the cost of new product development, chip set design, software development and engineering.

Advertising Expenses
Advertising expenses were $2.6 million, $3.4 million, and $5.4 million for 2010, 2009 and 2008, respectively, and are expensed as incurred as part of marketing, general and administrative expenses.

Warranty Expense
Warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. An accrual is made when it is estimable and probable that a loss has been incurred based on historical experience. Warranty costs are based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped. The resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates.

Foreign Currency
The functional currency of the Company’s foreign consolidated subsidiaries is their local currency.  Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  For 2010, 2009, and 2008, the foreign currency translation adjustments were $1.5 million, $4.2 million, and $(6.2) million, respectively.

Foreign currency transaction gains (losses) were $0.1 million, $1.7 million, and $(4.5) million for 2010, 2009, and 2008, respectively. These were classified as other income or expense on the statement of operations.

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

 Comprehensive Loss
All components of comprehensive loss, including the minimum pension liability adjustment and foreign currency translation adjustment, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

Loss Per Share
The Company is required to present basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. For 2010, 2009, and 2008, diluted net loss per share of common stock is the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

At December 31, 2010 and 2009, 17.3 million in Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares outstanding for the purposes of computing and reporting its earnings per share.

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

During each of the three years ended December 31, 2010, the Company generated operating losses and negative operating cash flows. The degradation of the Company’s first-generation satellites limits its ability to provide Duplex service, and accordingly, the Company’s operations have been adversely affected.  The Company has developed a plan to: improve operations, complete the launch of the first 24 second-generation satellites, obtain financing for certain contractual commitments and obtain the required licensing to operate the new satellites as described below.

Improved Operations

Management has several initiatives underway to increase revenues and reduce operating costs of the business, which include: (1) Marketing its Duplex products so that it increases revenue by increasing both average revenue per user (“ARPU”) and the number of Duplex subscribers upon completion of the second-generation constellation in 2011, which is dependent upon successfully completing the launches and activations of 18 remaining second-generation satellites and securing the appropriate licensing; (2) introducing new products (SPOT HUG and SPOT Connect) that should expand the Company’s subscriber base and increase revenues; (3) restructuring operations by reducing costs in underperforming markets and consolidating resources around the world to operate our network more efficiently; and (4) relocating its corporate headquarters, product development center, customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications to one location to reduce costs.

Completion of the Launch of the First 24 Second-Generation Satellites

The Company successfully launched the first six second-generation satellites on October 19, 2010, and expects to conduct the next launch of six satellites in May 2011 plus two additional launches of six satellites per launch within 60-90 days following the previous launch. The Company designed its second generation satellites to support its current lineup of Duplex, SPOT, and Simplex products and services. Globalstar used portions of the proceeds from sales of common stock to Thermo, the proceeds from its initial public offering, the net proceeds from the sale of the 5.75% Notes and 8.00% Notes and borrowings under its credit facility with Thermo and the Facility Agreement to fund expenditures incurred through 2010. The Company plans to fund the remaining balance of the capital expenditures for the first 24 second-generation satellites through the use of the remaining funds available under the Facility Agreement, cash on hand, cash flows from operations, and its contingent equity agreement.

The Company may direct the transfer of funds from its contingent equity account to operating accounts only if no default has occurred and is continuing under the Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to the Company’s operating accounts in a default situation.

Additional Second-Generation Satellites, Ground Upgrades, and Operations

The Company has focused on constructing, developing, and ultimately activating the next generation constellation, ground stations and equipment. As a result, the Company is committed to several significant contracts at December 31, 2010 for the development of these assets.

The Company has initiated plans to obtain additional debt or equity financing to fund its commitments under these contracts. However, there can be no assurance that it will be successful in acquiring such financing. Through March 31, 2011, the Company has worked to amend or restructure these contracts to provide the Company with options to defer capital outlays until additional capital is obtained or 2012.

While the Company has a contract with Thales to construct an additional 23 satellites, the Company is currently negotiating with Thales to amend the current contract and define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule. Thales has already completed the procurement of certain long-lead time components and parts for six of these satellites and is currently holding these components and parts in storage.

On March 7, 2011, the Company entered into an agreement with Oceus which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for it to make scheduled milestone payments which were previously due at various times during 2011.

On March 21, 2011, the Company entered into an agreement with Hughes which extended to July 31, 2011 (or earlier if the Company obtains additional financing) the deadline for it to make all scheduled payments previously due prior to July 31, 2011. If the Company does not make these required payments by July 31, 2011, it may terminate the contract for convenience. If the contract is terminated for convenience, then the Company must make a final payment of $20.0 million in either cash or Globalstar common stock, at our election.

Required Licensing

On March 18, 2011, the International Bureau of the FCC adopted and released an order that modified licenses held by certain of the Company’s subsidiaries that, among other things, will allow the Company to transmit signals from its second-generation satellites to ground stations and mobile earth terminals in the United States, effective upon registration by France under the Outer Space Treaty and the UN Convention on Registration of Objects launched into Outer Space. On March 24, 2011 the Company filed the required regulatory application to register the second-generation satellites in France.  The Company is working closely with the French agencies to facilitate the registration of these satellites within the next four months as required by the Company’s Credit Facility.

As a result, under the Company’s modified licenses granted by the FCC the Company cannot currently use its recently launched second-generation satellites to service call traffic in the United States. By not being able to service call traffic in the United States, the Company is unable to service call traffic in Canada due to the overlapping coverage in the United States and Canada. This does not affect the Company’s ability to provide service with its first-generation satellites, and it has obtained the authority to operate its second-generation satellites outside of the United States from the French regulatory authorities. If there is a delay in obtaining the necessary license from France, efforts to increase ARPU and subscriber base could also be delayed.

On March 29, 2011, the Company entered into Amendment No. 6 to the Facility Agreement, which removed the U.S License requirement of Amendment No. 3 and No. 5 and required that the conditional permanent U.S. license received by the Company on March 18, 2011 be in full force not later than August 31, 2011. The amendment also included a provision that failing to provide the permanent license would constitute an event of default. The Company believes that it will be able to provide the required permanent U.S. license within the designated period although it cannot assure you that this will be achieved.

As a result of management’s plans discussed above, the Company believes it will have the necessary means to continue to operate throughout 2011 as it works to secure additional capital to complete the necessary improvements to its constellation beyond 2011.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Globalstar System:
Space component	$171,888	$132,982
Ground component	49,818	31,623
Construction in progress:
Second-generation satellites, ground and related launch costs	994,156	852,466
Other	2,794	1,223
Furniture and office equipment	25,621	20,316
Land and buildings	4,359	4,308
Leasehold improvements	1,406	823
	1,250,042	1,043,741
Accumulated depreciation	(99,572)	(78,820)
	$1,150,470	$964,921

In June 2009, the Company and Thales Alenia Space entered into an amended and restated contract for the construction of 48 second-generation low-earth orbit satellites, to incorporate prior amendments and acceleration requests, and to make other non-material changes to the contract entered into in November 2006. The total contract price, including subsequent additions, is approximately $920.4 million.

While the Company has a contract with Thales to construct an additional 23 satellites, the Company is currently negotiating with Thales to amend the current contract and define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule.  Thales has already completed the procurement of certain long-lead time components and parts for six of these satellites and is currently holding these components and parts in storage.

In March 2010, the Company and Arianespace (the “Launch Provider”) entered into an amended and restated contract to incorporate prior amendments to the contract entered into in September 2007 for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which the Launch Provider agreed to make four launches of six satellites each and one optional launch of six satellites. The total contract price for the first four launches is approximately $216.0 million. Subsequent additions made to the contract during 2010 totaled $2.1 million. Notwithstanding the one optional launch, the Company may contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled.

In October 2010, six new second-generation Globalstar satellites were successfully launched from the Baikonur Cosmodrome in Kazakhstan, using the Soyuz launch vehicle.  In November 2010, the Company completed pre-operational testing of its first new second-generation satellite and the satellite was supporting voice and duplex data services.  Globalstar has initiated in-orbit testing, and the performance of the remaining satellites is currently under review.

In March 2007, the Company and Thales Alenia Space entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. The total contract price for the construction and associated services is $15.0 million, consisting primarily of $5.9 million for the Satellite Operations Control Centers, $6.1 million for the Telemetry Command Units and $3.0 million for the In Orbit Test Equipment, with payments to be made on a quarterly basis through completion of the Control Network Facility. The Control Network Facility achieved the final acceptance milestone in October 2010.

In May 2008, the Company and Hughes Network Systems, LLC (“Hughes”) entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. In August 2009, the Company and Hughes amended their agreement extending the performance schedule by 15 months and revising certain payment milestones. In March 2010, the Company and Hughes amended the contract adding $2.7 million of new features, resulting in a revised total contract purchase price of approximately $103.7 million, payable in various increments over a period of 57 months. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The Company has begun capitalizing costs based upon reaching technological feasibility of the project. As of December 31, 2010, the Company had made payments of $50.5 million under this contract. Of the payments made, the Company expensed $5.5 million and capitalized $45.0 million under second-generation satellites, ground and related launch costs.

 In October 2008, the Company signed an agreement with Oceus Networks (formally known as Ericsson Federal Inc.), a leading global provider of technology and services to telecom operators. Since inception of the contract through December 2010, the Company has amended this contract to increase its obligations by $5.6 million for additional deliverables and features. According to the $28.3 million contract, including subsequent additions, Oceus will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations.

As of December 31, 2010 and 2009, capitalized interest recorded was $122.2 million and $75.1 million, respectively. The following table summarizes interest capitalized during 2010, 2009 and 2008 (in thousands):

	December 31,
	2010	2009

Interest Capitalized	$47,122	$35,887

The following table summarizes depreciation expense for the years ended 2010, 2009 and 2008 (in thousands):

	December 31,
	2010	2009	2008

Depreciation Expense	$24,435	$21,805	$26,775

4. BORROWINGS

Current portion of long term debt

As of December 31, 2010, there was no current portion of long term debt. The current portion of long term debt at December 31, 2009 consisted of a loan of $2.3 million from Thermo which was payable within one year at an annual interest rate of 12% and was converted to stock in January 2010. Details of vendor financing agreements are described later in this Note.

Long Term Debt:

Long term debt, net of discounts, consists of the following (in thousands):

	December 31, 2010	December 31, 2009
Facility Agreement	$559,637	$371,219
8.00% Convertible Senior Unsecured Notes	21,014	17,396
5.75% Convertible Senior Unsecured Notes	58,465	53,359
Subordinated loan	25,427	21,577
Total long term debt	$664,543	$463,551

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

On December 22, 2010, the Company entered into an amendment with the lenders and agent party thereto primarily due to the effects on Thales from an earthquake at one of their facilities. The amendment delays the first semi-annual principal repayment date by up to six months to the earlier of eight months after the launch of the 24th second-generation satellite or June 15, 2012; delays the final maturity date by the amount of the delay of the first principal repayment date; reduces the minimum adjusted consolidated EBITDA covenant requirements for all relevant periods from the period ending December 31, 2010 through the period ending June 30, 2012; delays the effectiveness of the minimum debt service coverage ratio by six months to the period commencing on July 1, 2011 and ending December 31, 2012 if no principal payment is required to be made in 2011; delays the last date for required in-orbit acceptance of 24 second-generation satellites by nine months to September 1, 2012; and requires in-orbit acceptance of 18 second-generation satellites by January 1, 2012.

The facility will mature 96 months after the first repayment date, as amended above.  The facility will bear interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Interest payments will be due on a semi-annual basis which began in January 2010.

The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Company may prepay the borrowings without penalty on the last day of each interest period after the full facility has been borrowed or the earlier of seven months after the launch of the second-generation constellation or November 15, 2011, but amounts repaid may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio, (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates and (c) limit capital expenditures incurred by the Company to no more than $234.0 million in 2010 and $391.0 million in 2009. The Company is permitted to make cash payments under the terms of its 5.75% Notes.

By letter dated September 16, 2010, the COFACE Agent notified the Company that it had failed to deliver to the COFACE Agent a certified copy of the relevant license not later than twenty-five (25) business days prior to the first launch of the satellites, constituting a “breach” that had triggered a default. As such, the COFACE Agent instituted a draw stop, prohibiting the Company from utilizing the Facility Agreement until the default has been remediated or waived, but did not take any action to accelerate the debt. The COFACE Agent provided a remedy period to cure the breach by September 30, 2010. On October 28, 2010, the Company entered into an amendment and cancelation agreement with the COFACE bank syndicate, which canceled the original notification of default entirely and amended the Facility Agreement so that the Company is required to provide (1) a satellite communication license issued by French regulatory authorities no later than November 30, 2010, and (2) a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011. Under the amendment, the Company was prohibited from borrowing under the Facility Agreement until the Company provided the required license issued by the French regulatory authorities.  The amendment also included a provision that the Company and the COFACE bank syndicate agent agree that failing to provide either of the licenses would constitute an event of default.

By Order dated October 28, 2010, the French Ministry for the Economy, Industry and Employment authorized Globalstar Europe SARL, the Company’s wholly owned subsidiary, to operate its second-generation satellite constellation. On November 23, 2010, the French Postal and Electronic Communications Regulatory Authority granted a license to Globalstar Europe SARL, to use certain frequency bands to provide mobile satellite service from 1610-1621.35 MHz and 2483.5-2500 MHz.  This ended the prohibition on borrowings under the Facility Agreement, while the Company pursues the license from the U.S. authorities.

On March 16, 2011, the Company entered into Amendment Letter No.5 to the Facility Agreement, which waived the obligation of the Company to deliver to the COFACE agent a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011. Under the amendment, the Company is required to deliver to the COFACE agent a special temporary authority (“STA”) granted by the FCC by no later than March 31, 2011, which licenses the Company to commercially operate its ground stations in connection with its existing and future satellites in the U.S. for a period of no less than 90 days.  The Company is required to provide a satellite communication license issued by U.S. regulatory authorities in any event not later than the earlier of September 15, 2011 or the expiration of the STA.  The amendment also included a provision that failing to provide the license would constitute an event of default.

On March 29, 2011, the Company entered into Amendment No. 6 to the Facility Agreement, which removed the U.S License requirement of Amendment No. 3 and No. 5 and required that the conditional permanent U.S. license received by the Company on March 18, 2011 be in full force not later than August 31, 2011. The amendment also included a provision that failing to provide the permanent license would constitute an event of default.  The Company believes that it will be able to provide the required permanent U.S. license within the designated period although it cannot assure you that this will be achieved.

Subordinated Loan

On June 25, 2009, the Company entered into a Loan Agreement with Thermo whereby Thermo agreed to lend the Company $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement.  Amounts deposited in the debt service reserve account are restricted to only make payments due under the Facility Agreement.  As of December 31, 2010 and 2009 the restricted cash associated with this account was $34.3 million.  As of December 31, 2010 Globalstar maintains $46.7 million in the debt service reserves account, inclusive of a supplier guarantee that is converted to cash over time. The Company is required to maintain a minimum balance in this account based on future payments of principal, interest, fees and expenses under the Facility Agreement.  It is currently anticipated that the final payment of principal, interest, fees and costs will be paid from the debt service reserve account.

The loan accrues interest at 12% per annum, which will be capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As additional consideration for the loan, the Company issued Thermo a warrant to purchase 4,205,608 shares of common stock at $0.01 per share with a five-year exercise period. No voting common stock is issuable upon such exercise if such issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock.

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

Contingent Equity Agreement

On June 19, 2009, the Company entered into a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company may make drawings from this account if and to the extent it has an actual or projected deficiency in its ability to meet indebtedness obligations due within a forward-looking 90-day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement. If the Company makes any drawings from the contingent equity account, it will issue Thermo shares of common stock calculated using a price per share equal to 80% of the volume-weighted average closing price of the common stock for the 15 trading days immediately preceding the draw. Amounts can only be withdrawn from the account provided that no default has occurred and is continuing under the Facility Agreement. Thermo may withdraw undrawn amounts in the account after the Company has made the second scheduled repayment under the Facility Agreement (currently schedules for the fourth quarter of 2012).

The Contingent Equity Agreement also provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares subject to the warrants issuable is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, whichever is lower, but not to be lower than $0.20. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the warrant price used in the calculation will be the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date.

On June 19, 2009, the Company issued Thermo a warrant to purchase 4,379,562 shares of common stock for this fee at origination of the agreement and on December 31, 2009 issued an additional warrant to purchase an additional 2,516,990 shares of common stock due to the reset provisions in the agreement.

On June 19, 2010, the Company issued warrants to purchase 4,379,562 additional shares. These warrants will be subject to the reset provision one year after initial issuance.

On June 19, 2011, the Company will issue additional warrants with respect to a number of shares equal to 10% of the outstanding balance in the contingent equity account and the exercise price of these warrants will be subject to the reset provision one year after initial issuance.

No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company determined that the warrants issued in conjunction with the availability fee were a liability and records this liability as a component of other non-current liabilities, at issuance. The corresponding benefit is recorded in other assets, net and will be amortized over the one year of the availability period.

As of June 19, 2010, the warrants issued on June 19, 2009 and on December 31, 2009 were no longer variable and the related $11.9 million liability was reclassified to equity.  As of December 31, 2010, the warrants issued on June 19, 2010 were still subject to reset on June 19, 2011.

8.00% Convertible Senior Unsecured Notes

On June 19, 2009, the Company sold $55 million in aggregate principal amount of 8.00% Notes and warrants to purchase 15.3 million shares of the Company’s common stock at an initial exercise price of $1.80 per share to selected institutional investors (including an affiliate of Thermo) in a direct offering registered under the Securities Act of 1933.

The warrants have full ratchet anti-dilution protection (a full ratchet anti-dilution factor resets the conversion price of a security such that if stock is subsequently issued below the conversion price of the original instrument, the original instrument's conversion price is reset at this price), and the exercise price of the warrants is subject to adjustment under certain other circumstances. In the event of certain transactions that involve a change of control, the holders of the warrants have the right to make the Company purchase the warrants for cash, subject to certain conditions. The exercise period for the warrants began on December 19, 2009 and will end on June 19, 2014.

In December 2009, the Company issued stock at $0.87 per share, which is below the initial set price of $1.80 per share, in connection with its acquisition of the assets of Axonn. Given this transaction and the related provisions in the warrant agreements, the holders of the warrants received additional warrants to purchase 16.2 million shares of common stock and the strike price of all of the warrants reset to $0.87. Additionally, the conversion price of the 8.00% Notes, which are convertible into shares of common stock, was reset to $1.78 per share of common stock.

On September 19, 2010, the closing price of the common stock was less than the conversion price of 8.00% Notes then in effect, causing the conversion price of the 8.00% Notes to be reset to $1.61, equal to the volume-weighted average closing price of the common stock for the 15 previous trading days.

In December 2010, the Company issued stock at $1.50 per share, which was below the reset price of $1.61 per share, in connection with its contingent consideration paid as part of the acquisition of Axonn. Given this transaction and the related provisions in the warrant agreements, the conversion price of the 8.00% Notes, which are convertible into shares of common stock, was reset (the change due to the reset was marginal) to $1.61 per share of common stock.

The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and, except as described in the preceding sentence, rank pari passu with its existing unsecured, unsubordinated obligations, including its 5.75% Notes. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2009.

Holders may convert their 8.00% Notes at any time. The current base conversion price for the 8.00% Notes is $1.61 per share or 621.18 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the Company issues or sells shares of its common stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. If at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into common stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the common stock for the 10 trading days immediately preceding the Conversion Date. As of December 31, 2010 and 2009, approximately $14.6 million and $10.7 million of the 8.00% Notes had been converted resulting in the issuance of approximately 13.4 million and 10.4 million shares of common stock, respectively. At December 31, 2010 and 2009, $45.5 million and $44.3 million in 8.00% Notes remained outstanding, respectively.

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

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the compound embedded derivative liability is being marked-to-market at the end of each reporting period, with any changes in value reported in the Consolidated Statements of Operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Due to the cash settlement provisions and reset features in the Warrants, the Company recorded the Warrants as a component of other non-current liabilities on its Consolidated Balance Sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the Warrants liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the Warrants liability is being marked-to-market at the end of each reporting period, with any changes in value reported in the Consolidated Statements of Operations. The Company determined the fair value of the Warrants derivative using a Monte Carlo simulation model.

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

5.75% Convertible Senior Unsecured Notes

The Company issued $150.0 million aggregate principal amount of 5.75% Notes pursuant to a Base Indenture and a Supplemental Indenture each dated as of April 15, 2008.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At December 31, 2010 and 2009, the balance in the escrow account was $2.1 million and $6.2 million, respectively which is recorded in restricted cash. Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

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

Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the share. The 5.75% Notes are convertible at an initial conversion rate of 166.2 shares of common stock per $1,000 principal amount of 5.75% Notes (equal to $6.02 per share), subject to adjustment. In addition to receiving the applicable amount of shares of common stock or cash in lieu of all or a portion of the shares, holders of 5.75% Notes who convert them prior to April 1, 2011 will receive the cash proceeds from the sale by the Escrow Agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the 5.75% Notes being converted.

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

Notwithstanding the foregoing, the base conversion rate will not exceed 241.0 shares of common stock per $1,000 principal amount of 5.75% Notes, subject to adjustment in the same manner as the base conversion rate.

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

The Facility Agreement requires that the Company entered into an Accounts Agreement whereby the Company would fund a required balance in the convertible note reserve account by March 1, 2012 equal to 50% and by March 1, 2013 equal to 100% of the notional purchase price of the 5.75% Notes to secure the Company’s obligations.  Amounts deposited in the convertible note reserve account are restricted to only make payments due.  As of December 31, 2010 the estimated notional purchase price was $71.8 million, which would equate to a payment of $35.9 million to the convertible note reserve account by March 1, 2012.  However, failure to fund this account if excess cash flow, as defined, is not available is not considered an event of default under the Facility Agreement.

Conversion of 5.75% Notes

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into common stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued for a combination of common stock and cash. The Company has issued approximately 23.6 million shares of its common stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of the Company’s common stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at December 31, 2010 and 2009.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At December 31, 2010 and 2009, approximately 17.3 million Borrowed Shares remained outstanding.

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

On June 19, 2009, Thermo exchanged all of the outstanding secured debt (including accrued interest) owed to it by the Company under the credit agreement, which totaled approximately $180.2 million, for one share of Series A Convertible Preferred Stock (the Series A Preferred), and the credit agreement was terminated. In December 2009, the one share of Series A Preferred was converted into 109,424,034 shares of voting common stock and 16,750,000 shares of non-voting common stock.  In January 2010, the Company converted $2.4 million of all principal and accrued interest outstanding under a short term loan with Thermo into 2,525,750 shares of non-voting common stock.

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

Annual maturities of long-term debt for each of the five fiscal years following December 31, 2010 and thereafter are as follows (in thousands):

2011	$—
2012	32,683
2013	57,699
2014	61,168
2015	64,806
Thereafter	490,534
Total	$706,890

The Facility Agreement requires that the Company fund the convertible note reserve account by March 1, 2012 equal to 50% and by March 1, 2013 equal to 100% of the notional purchase price of the 5.75% Notes.  As of December 31, 2010 the estimated notional purchase price was $71.8 million.  However, failure to fund this account if excess cash flow, as defined, is not available is not considered an event of default under the Facility Agreement.

5. DERIVATIVES

The following tables disclose the fair value of the derivative instruments as of December 31, 2010 and 2009, and their impact on the Company’s Consolidated Statements of Operations for 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	Intangible and other assets, net	$1,000	Intangible and other assets, net	$6,801
Compound embedded conversion option with 8.00% Notes	Derivative liabilities	(23,008)	Derivative liabilities	(14,235)
Warrants issued with 8.00% Notes	Derivative liabilities	(29,924)	Derivative liabilities	(27,711)
Warrants issued in conjunction with contingent equity agreement	Derivative liabilities	(7,887)	Derivative liabilities	(7,809)
Total		$(59,819)		(42,954)

	Year ended December 31,
	2010		2009
	Location of Loss recognized in Statement of Operations	Amount of Loss recognized on Statement of Operations	Location of Gain (loss) recognized in Statement of Operations	Amount of Gain (loss) recognized on Statement of Operations
Interest rate cap	Derivative loss, net	$(5,801)	Derivative loss, net	$(5,624)
Compound embedded conversion option with 8.00% Notes	Derivative loss, net	(10,676)	Derivative loss, net	2,997
Warrants issued with 8.00% Notes	Derivative loss, net	(11,197)	Derivative loss, net	(14,920)
Warrants issued in conjunction with contingent equity agreement	Derivative loss, net	(2,301)	Derivative loss, net	1,962
Total		$(29,975)		$(15,585)

None of the derivative instruments described were designated as a hedge.

In June 2009, in connection with entering into the Facility Agreement, which provides for interest at a variable rate, the Company entered into ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the Consolidated Statement of Operations.

The Company recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes (“8.00% Notes”) as a compound embedded derivative liability on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported in the Consolidated Statements of Operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes, the Company recorded the warrants as on its Consolidated Balance Sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a Monte Carlo simulation model.

The Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement, were a liability, at issuance. The corresponding benefit is recorded in prepaid and other non-current assets and is being amortized over the one-year availability period. The fair value of the warrant liability will be marked-to-market at the end of each reporting period, with any changes in value reported in the Consolidated Statements of Operations. The Company determined the fair value of the Warrant derivative using a risk-neutral binomial model.

6. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2010 using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$1,000	$—	$1,000
Total other assets measured at fair value	—	$1,000	—	1,000

Other non-current liabilities:
Liability for contingent consideration	—	—	(6,019)	(6,019)
Compound embedded conversion option with 8.00% Notes	—	—	(23,008)	(23,008)
Warrants issued with 8.00% Notes	—	—	(29,924)	(29,924)
Warrants issued with contingent equity agreement	—	—	(7,887)	(7,887)
Total non-current liabilities measured at fair value	$—	$—	$(66,838)	$(66,838)

	Fair Value Measurements at December 31, 2009 using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$6,801	$—	$6,801
Total other assets measured at fair value	—	$6,801	—	6,801

Other non-current liabilities:
Compound embedded conversion option with 8.00% Notes	—	—	(14,235)	(14,235)
Warrants issued with 8.00% Notes	—	—	(27,711)	(27,711)
Warrants issued with contingent equity agreement	—	—	(7,809)	(7,809)
Total non-current liabilities measured at fair value	$—	$—	$(49,755)	$(49,755)

Interest Rate Cap

The fair value of the interest rate cap derivatives is determined using observable pricing inputs including benchmark yields, reported trades, broker/dealer quotes, and the credit worthiness of counterparties at the reporting date.

Derivative Liabilities

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes, the warrants issued with the 8.00% Notes and the warrants issued with the contingent equity agreement. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations.

At December 31, 2010, the Company utilized valuation models that relied exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc.; (ii) stock price volatility ranges from 33% – 106%; (iii) risk-free interest rates ranges from 0.07% – 3.30%; (iv) dividend yield of 0%; (v) conversion prices of $1.61; and (vi) market price at the valuation date of $1.45.

At December 31, 2009, the Company utilized valuation models that relied exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc.; (ii) stock price volatility ranges from 34% – 117%; (iii) risk-free interest rates ranges from 0.47% – 3.85%; (iv) dividend yield of 0%; (v) conversion prices of $1.78; and (vi) market price at the valuation date of $0.87.

Liability for Contingent Consideration

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date.  That approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs.  The fair value is based on the acquired company reaching specific performance metrics over the next four years of operations.  From the acquisition date through December 31, 2010, the recognized amount of liability for contingent consideration increased by $0.2 million as a result of the change in the fair value from the passage of time, which was offset by actual earnout payments made during that period.

Level 3 Reconciliation
The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for 2010 and 2009 as follows (in thousands):

Balance at December 31, 2009	$(49,755)
Contingent equity liability issued in 2010	(9,717)
Derivative adjustment related to conversions and exercises	10,192
Contingent equity liability reclassed to equity	11,940
Contingent consideration	(6,019)
Unrealized loss, included in derivative loss, net	(23,479)
Balance at December 31, 2010	$(66,838)

Balance at December 31, 2008	$—
Issuance of compound embedded conversion option and warrant liabilities	(42,333)
Derivative adjustment related to conversions	2,539
Unrealized loss, included in derivative loss, net	(9,961)
Balance at December 31, 2009	$(49,755)

Nonrecurring Fair Value Measurements
In 2009, the Company adopted the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a non-recurring basis.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Investment in Open Range Communications

The Company owns an equity method investment in Open Range Communications. The Company’s total cash contribution for its investment in Open Range Communications was approximately $3.0 million.  On September 14, 2010, the FCC issued an Order denying the Company’s requested relief and suspended the Company’s authority to operate WiMAX ATC stations in the 2483.5-2495 MHz frequency band. As a result of this Order, the Company ceased the use of its ATC spectrum and is unable to continue leasing spectrum to Open Range. The FCC has granted special temporary authority to Open Range to continue utilizing Globalstar’s licensed spectrum while it transitions its customers to other frequency bands. Effective January 5, 2011, the Company terminated the lease agreement with Open Range.

As a result of the regulatory rulings by the FCC, the Company wrote off the remaining carrying value of its equity method investment in Open Range Communications.  During 2010, the Company recorded $0.5 million in losses and a $1.9 million charge to write off its remaining investment in Open Range Communications.

Impairment
Goodwill with a carrying amount of $2.7 million was written down to its implied fair value, resulting in an impairment charge of $2.7 million, which was included in the Company’s results of operations.

Property and equipment, net, which included gateway spare parts with a carrying amount of $0.7 million was written down to its fair value, resulting in an impairment charge of $0.5 million, which was included in the Company’s results of operations.

Prepaid expenses and other current assets, which included spare parts with a carrying value of $0.4 million were written down to its fair value, resulting in an impairment charge of $0.1 million, which was included in the Company’s results of operations.

The following table reflects the fair value measurements used in testing the impairment of equity method investments, goodwill, and property, plant and equipment as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Investment in Open Range Communications	$—	$—	$—	$1,903
Goodwill	—	—	—	2,703
Property and equipment, net	—	—	1,150,470	450
Prepaid expenses and other current assets	—	—	5,061	97
Total other assets measured at fair value	$—	$—	$1,155,531	$5,153

7. ACQUISITION OF AXONN

On December 18, 2009, Globalstar entered into an agreement with Axonn L.L.C. (“Axonn”) pursuant to which one of the Company’s wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of Axonn in exchange for $1.5 million in cash and $5.5 million in shares of the Company’s voting common stock (6,298,058 shares). Of these amounts, $500,000 in cash was withheld and used to cover expenses related to the voluntary replacement of first production models of the Company’s second-generation SPOT satellite GPS messenger devices and warranty obligations related to other products. Additionally, as of December 31, 2010, 1,574,514 shares of stock are held in escrow to satisfy certain post-closing indemnification obligations of Axonn.

Prior to the acquisition, Axonn was the principal supplier of the Company’s SPOT products.

In addition to the consideration paid to Axonn upon closing of the acquisition, Globalstar is also obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period. The Company’s estimate of the total earnout expected to be paid is 100%, or $10.8 million. Changes in the fair value of the earnout payments due to the passage of time will be recorded as accretion expense in the Consolidated Statement of Operations under operating expenses. For the year ended December 31, 2010, Axonn earned contingent consideration of $1.7 million.  As of December 31, 2010 and 2009, the Company accrued the fair value of the remaining expected earnout payments of approximately $6.0 million.

The Company will make earnout payments in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but at its option may make payments in cash after 13 million shares have been issued.

In connection with the transaction described above, the Company has issued 7,057,827 shares of voting common stock to Axonn and certain of its lenders as of December 31, 2010.

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

8. GOODWILL AND INTANGIBLE ASSETS

The Company reported goodwill of $2.7 million at December 31, 2009, which was recorded in connection with the acquisition of Axonn as the excess of the consideration paid over the identifiable tangible and intangible assets acquired.  The Company tests the fair value of the goodwill annually using a two-step approach.  The first step is the estimation of the fair value of the reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, the second step is performed to measure the amount of impairment, if any.  The impairment charge is calculated as the amount, if any, that the carrying value of the goodwill exceeds the implied value amount of goodwill that results from this hypothetical purchase price allocation.

As the result of step one of its annual impairment test, the Company concluded that the fair value of its reporting unit was below its carrying value, indicating that the goodwill had been impaired.  In step two of the impairment test, the goodwill of the reporting unit was determined to have no implied value.  Accordingly, in 2010 the Company recorded a pre-tax charge of $2.7 million.

Intangible assets consists of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Developed technology	$5,300	$(1,062)	$4,238	$5,300	$—	$5,300
Customer relationships	2,100	(242)	1,858	2,100	—	2,100
Trade name	200	(200)	—	200	—	200

Total	$7,600	$(1,504)	$6,096	$7,600	$—	$7,600

Developed technology, customer relationships, and trade name are amortized over the life of the related asset with weighted average lives of 10 years, 8 years, and 2 years, respectively.  Estimated annual amortization of intangible assets will be approximately $2.3 million for 2011, $1.5 million for 2012, $1.0 million for 2013, $0.6 million for 2014, and $0.7 million thereafter, excluding the effects of any acquisitions or dispositions subsequent to December 31, 2010.

9. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company is obligated to make payments under purchase commitments.  Payments for the commitments are summarized below (in thousands):

Years Ending December 31,
2011	$123,548
2012	31,228
2013	4,375
2014	793
2015	—
Thereafter	—
Total purchase commitments	$159,944

The Company has purchase commitments with Thales, Arianespace, Oceus, Hughes and other vendors related to the procurement and deployment of the second-generation constellation.

On March 21, 2011, the Company entered into an agreement with Hughes which extended to July 31, 2011 (or earlier if the Company obtains additional financing) the deadline for the Company to make scheduled payments previously due prior to July 31, 2011. The deferred payments will incur interest at the rate of 10% per annum.  If the Company does not make the required payment by July 31, 2011, it may terminate the contract for convenience.  If the contract is terminated for convenience on July 31, 2011, then the Company must make a final payment of $20.0 million in either cash or Globalstar common stock at the Company’s election. If the Company elects to make payment in Globalstar common stock, Hughes will have the option either to accept the common stock or instruct the Company to complete a block sale of Globalstar common stock and deliver the proceeds to Hughes.

On March 7, 2011, the Company entered into an agreement with Oceus which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for the Company to make scheduled milestone payments which were previously due at various times during 2011. The deferred payments will incur interest at the rate of 6.5% per annum. The milestones that have been or are expected to be completed and invoiced in 2011, which may be deferred to February 23, 2012, totaled $6.2 million.

Globalstar has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with Qualcomm which the Company is negotiating termination. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory. As of December 31, 2010 and 2009, total advances to Qualcomm for inventory were $9.2 million. As of each of December 31, 2010 and 2009, the Company had outstanding commitment balances of approximately $48.9 million and $49.4 million, respectively.

Future Minimum Lease Obligations

The Company currently has several operating leases for facilities throughout the United States and around the world, including Louisiana, California, Florida, Texas, Canada, Ireland, France, Venezuela, Brazil, Panama, and Singapore. The leases expire on various dates through August 2018. The following table presents the future minimum lease payments (in thousands):

Years Ending December 31,
2011	$2,053
2012	1,576
2013	1,289
2014	733
2015	657
Thereafter	1,623
Total minimum lease payments	$7,931

Rent expense for 2010, 2009, and 2008 was approximately $2.1 million, $1.8 million, and $1.6 million, respectively.

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

Walsh and Kesler v. Globalstar, Inc. (formerly Stickrath v. Globalstar, Inc.).   On April 7, 2007, Kenneth Stickrath and Sharan Stickrath filed a purported class action complaint against the Company in the U.S. District Court for the Northern District of California, Case No. 07-cv-01941. The complaint is based on alleged violations of California Business & Professions Code § 17200 and California Civil Code § 1750, et seq., the Consumers’ Legal Remedies Act. In July 2008, the Company filed a motion to deny class certification and a motion for summary judgment. The court deferred action on the class certification issue but granted the motion for summary judgment on December 22, 2008. The court did not, however, dismiss the case with prejudice but rather allowed counsel for plaintiffs to amend the complaint and substitute one or more new class representatives. On January 16, 2009, counsel for the plaintiffs filed a Third Amended Class Action Complaint substituting Messrs. Walsh and Kesler as the named plaintiffs. A joint notice of settlement was filed with the court on March 9, 2010. The court heard the motion for settlement on March 29, 2010, and the parties subsequently submitted a first amendment to the stipulated class settlement agreement on April 2, 2010. The court entered an order approving the settlement on October 14, 2010, and the Company has proceeded to implement it. The Company recorded a liability of $0.7 million and $1.3 million for this settlement as of December 31, 2010 and 2009, respectively.

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

10. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Accrued interest	$8,938	$7,434
Accrued compensation and benefits	5,562	3,404
Accrued property and other taxes	4,424	3,939
Customer deposits	3,060	2,581
Accrued professional fees	1,692	1,641
Accrued earnout	2,708	1,910
Accrued commissions	441	391
Accrued telecommunications expenses	221	478
Warranty reserve	56	150
Accrued second-generation construction and launch costs	16,460	4,109
Other accrued expenses	4,600	4,483
	$48,162	$30,520

Other accrued expenses primarily include outsourced logistics services, storage, maintenance, and roaming charges.

The following is a summary of the activity in the warranty reserve account (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$150	$101	$235
Provision	109	96	67
Utilization	(203)	(47)	(201)
Balance at end of period	$56	$150	$101

11. PAYABLES TO AFFILIATES

Payables to affiliates relate to normal purchase transactions, excluding interest, and were $0.7 million and $0.5 million at December 31, 2010 and 2009, respectively.

Thermo incurs certain general and administrative expenses on behalf of the Company, which are charged to the Company. The table below summarizes total expense for 2010, 2009, and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
General and administrative expenses	$371	$146	$219
Non-cash expenses	169	337	449

Non-cash expenses during 2010, 2009, and 2008 are expenses related to services provided by executive officers of Thermo (who are also  Directors of the Company) who received no cash compensation from the Company which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time.

12. RELATED PARTY TRANSACTIONS

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

During 2010, 2009, and 2008, the Company purchased approximately $1.8 million, $3.7 million, and $7.7 million, respectively of services and equipment from a company whose non-executive chairman served as a member of the Company’s board of directors.  Effective October 1, 2010, the individual was no longer a member of the Company’s board of directors.

Total purchased services, equipment and other transactions from related parties, excluding interest and capital transactions were as follows (in thousands):

	December 31,
	2010	2009
Purchases	$2,241	$3,991

13. PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Plan

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

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets, and the funded status of our defined benefit plan (in thousands):

	For the Year Ended December 31,
	2010	2009
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$14,434	$13,453
Service cost	78	50
Interest cost	789	755
Actuarial (gain) loss	762	983
Benefits paid	(788)	(807)
Projected benefit obligation, end of year	$15,275	$14,434
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$9,935	$8,671
Actual return (loss) on plan assets	1,116	1,728
Employer contributions	285	343
Benefits paid	(788)	(807)
Fair value of plan assets, end of year	$10,548	$9,935
Funded status, end of year- net liability	$(4,727)	$(4,499)

At December 31, 2010 and 2009, the fair value of plan assets less benefit obligation was recognized as a non-current liability on the Company’s balance sheet in the amount of $4.7 million and $4.5 million, respectively.

Net Benefit Cost and Amounts Recognized

Components of the net periodic pension cost of the Company’s contributory defined pension plan were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Net periodic benefit cost:
Service cost	$78	$50	$—
Interest cost	789	755	759
Expected return on plan assets	(723)	(634)	(843)
Amortization of unrecognized net loss	285	296	16
Total net periodic benefit cost	$429	$467	$(68)

Amounts recognized in balance sheet were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009
Amounts recognized:
Funded status, end of year- net liability	$(4,727)	$(4,499)
Unrecognized net actuarial loss in accumulated other comprehensive loss	4,857	4,773
Net amount recognized in retained earnings	$130	$274

Assumptions

Below represents the weighted-average assumptions used to determine the benefit obligation and net period benefit cost:

	For the Year Ended December 31,
	2010	2009	2008
Benefit obligation assumptions:
Discount rate	5.25%	5.60%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Net period benefit cost assumptions:
Discount rate	5.60%	5.75%	6.00%
Expected rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A %	N/A

 The assumptions, investment policies and strategies for the Globalstar Plan are determined by the Globalstar Plan Committee. The Globalstar Plan Committee is responsible for ensuring the investments of the plans are managed in a prudent and effective manner. Amounts related to the pension plan are derived from actuarial and other assumptions, including discount rates, mortality, expected rate of return, compensation increases, participant data and termination. The company reviews assumptions on an annual basis and make adjustments as considered necessary.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk.

Plan Assets and Investment Policies and Strategies

The plan assets are invested in various mutual funds which have quoted prices. The plan has a target allocation. On a weighted-average basis, target allocations for equity securities range from 50% to 60%, for debt securities 25% to 50% and for other investments 0% to 15%. The defined benefit pension plan asset allocation as of the measurement date presented as a percentage of total plan assets were as follows:

	At December 31,
	2010	2009
Equity securities	58%	57%
Debt securities	29%	40%
Other investments	13%	3%
Total	100%	100%

The fair values of the Company’s defined benefit pension plan assets as of December 31, 2010 and 2009 by asset category are as follows (in thousands):

	Fair Value Measurement as of December 31, 2010:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$4,946	$4,946	$—	$—
International equity securities	1,189	1,189	—	—
Fixed income securities	3,005	3,005	—	—
Other	1,408	—	1,408	—
Total	$10,548	$9,140	$1,408	$—

	Fair Value Measurement as of December 31, 2009:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$4,532	$4,532	$—		$—
International equity securities	1,105	1,105	—		—
Fixed income securities	3,979	3,979	—		—
Other	319	—	319		—
Total	$9,935	$9,616	$319	$

Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan was $15.3 million and $14.4 million at December 31, 2010 and 2009, respectively.

Benefits Payments and Contributions

The benefit payments to retirees are expected to be paid as follows (in thousands):

Years Ending December 31,
2011	$846
2012	868
2013	890
2014	904
2015	893
2016 – 2020	$4,580

For 2010 and 2009, the Company contributed $285,000 and $343,000, respectively, to the Globalstar Plan. The Company expects to contribute a total of approximately $837,000 to the Globalstar Plan in 2011.

401(k) Plan
The Company has adopted a defined contribution employee savings plan, or “401(k),” which provides that the Company would match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $488,000, $395,000, and $508,000 for 2010, 2009, and 2008, respectively.

14. TAXES
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal tax (benefit)	$—	$—	$—
State tax	73	85	21
Foreign tax	323	(101)	(1,302)
Total	396	(16)	(1,281)
Deferred:
Federal and state tax (benefit)	—	—	(2,763)
Foreign tax (benefit)	—	—	1,761
Total	—	—	(1,002)
Income tax expense (benefit)	$396	$(16)	$(2,283)

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. income (loss)	$(90,865)	$(69,490)	$(6,628)
Foreign income (loss)	(6,206)	(5,449)	(18,447)
Total income (loss) before income taxes	$(97,071)	$(74,939)	$(25,075)

As of December 31, 2010, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $393.7 million and $65.3 million, respectively. As of December 31, 2009, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $300.7 million and $63.2 million, respectively. The net operating loss carry-forwards expire on various dates beginning in 2011 and ending in 2030. A small amount of the net operating loss carryforwards do not expire which are some of the foreign carryforwards.

The Company has not provided for United States income taxes and foreign withholding taxes on approximately $6.1 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

Commencing in May 2008, the Company issued $150.0 million of 5.75% Notes. During the fourth quarter of 2008, some of these note holders converted or exchanged their 5.75% Notes for common stock, which resulted in a taxable gain in the U.S. of approximately $71.8 million. On January 1, 2009, the Company adopted ASC 470-20, which was effective retrospectively. Prior to this adoption, the Company had recorded the net tax effect of the conversions and exchanges of the 5.75% Notes during the fourth quarter of 2008 against additional-paid-in-capital and reduced its deferred tax asset at December 31, 2008. The adoption resulted in the Company's recording of a gain from the exchanges and conversions of the 5.75% Notes.

The components of net deferred income tax assets were as follows (in thousands):
	December 31,
	2010	2009
Federal and foreign net operating loss and credit carry-forwards	$173,338	$134,756
Property and equipment and other long term	34	3,786
Accruals and reserves	9,229	9,855
Deferred tax assets before valuation allowance	182,601	148,397
Valuation allowance	(182,601)	(148,397)
Net deferred income tax assets	$—	$—

The change in the valuation allowance during 2010 and 2009 was $34.2 million and $25.8 million, respectively.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Provision at U.S. statutory rate of 35%	$(33,975)	$(26,227)	$(6,106)
State income taxes, net of federal benefit	(5,378)	(4,086)	60
Change in valuation allowance	34,205	25,776	1,698
Effect of foreign income tax at various rates	691	594	759
Permanent differences	(231)	579	1,322
Other (including amounts related to prior year tax matters)	5,084	3,348	(16)
Total	$396	$(16)	$(2,283)

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

A tax authority has previously notified the Company that the Company (formerly known as Globalstar LLC), one of its subsidiaries, and its predecessor, Globalstar L.P., were under audit for the taxable years ending December 31, 2005, December 31, 2004, and June 29, 2004, respectively. During the taxable years at issue, the Company, its predecessor, and its subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the Internal Revenue Service ("IRS") issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. The Company disagrees with the proposed adjustments, and is pursuing the matter through applicable IRS and judicial procedures as appropriate.

As a result of the Company not yet realizing any current tax benefits related to the deductions from the proposed adjustments, the Company would not incur any current additional tax as a result of any adjustment. However, if there is any adjustment to the basis of the assets, this could reduce the Company's net operating losses and allowed deductions in future years which could negatively impact its future cash flow. The potential impact of such a possibility has been considered in the Company's analysis and it has adjusted its gross deferred tax asset before valuation allowance to a tax position that is more likely than not to be sustained.

During April 2010, the Company received notification from the IRS that the Company's 2007 and 2008 returns were selected for examination.  Agreement was reached with the IRS in December 2010 resulting in a Section 482 adjustment for transfer pricing and a decrease in the Company's Net Operating Loss carried forward of $11.4 million.  This decrease is reflected in a reduction of the Deferred Income Tax Asset booked at December 31, 2010.  The 2008 review has not been finalized, and the IRS has also indicated that they will also be conducting a limited scope examination of the Company's 2009 return.

Except for the IRS audits noted above, neither the Company nor any of its subsidiaries are currently under audit by the IRS or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2006 and 2007 and its U.S. partnership tax returns filed for years prior to 2006 remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2002 and subsequent years in most of the Company's international tax jurisdictions.

The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):
2010
Gross unrecognized tax benefits at January 1, 2010	$78,780
Gross increases based on tax positions related to current year	572
Gross increases based on tax positions related to prior years	457
Reductions to tax positions related to prior years Audit settlements paid during 2010	—
Gross unrecognized tax benefits at December 31, 2010	$79,809

It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2010 will not materially change in the next 12 months; any changes are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company.

15. GEOGRAPHIC INFORMATION

The Company attributes equipment revenue to various countries based on the location equipment is sold.  Service revenue is attributed to the various countries based on where the service is processed.  Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset at a given fiscal year-end, except for our satellites which are included in the long-lived assets of the United States.  The Company’s information by geographic area is as follows (in thousands):

Revenues
	Year Ended December 31,
	2010	2009	2008
Service:
United States	$31,684	$29,994	$32,092
Canada	11,760	12,774	19,500
Central and South America	3,979	4,778	5,947
Europe	3,119	2,338	3,521
Others	395	344	734
Total service revenue	50,937	50,228	61,794
Subscriber equipment:
United States	12,038	5,395	12,513
Canada	2,599	2,815	6,886
Central and South America	1,292	1,584	2,601
Europe	1,045	800	1,895
Others	30	3,457	366
Total subscriber equipment revenue	17,004	14,051	24,261
Total revenue	$67,941	$64,279	$86,055

Long-Lived Assets
	December 31,
	2010	2009
Long-lived assets:
United States	$1,142,618	$955,105
Central and South America	5,125	6,879
Canada	437	650
Europe	142	26
Others	2,148	2,261
Total long-lived assets	$1,150,470	$964,921

16. EQUITY INCENTIVE PLAN

The Company’s 2006 Equity Incentive Plan (the Equity Plan) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (Eligible Participants) and to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans.  As of December 31, 2010 and 2009, the number of shares of common stock that remained available for issuance under the Equity Plan was approximately 9,919,665 and 8,678,301.

Stock Options

The Company has granted incentive stock options under its equity plan. The options generally vest in equal installments over four years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes-Merton option pricing model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option. The table below summarizes the assumptions for the indicated periods:

	For the Year Ended December 31,
	2010	2009	2008

Risk free interest rate	<1%	<1%	1–3%
Expected life (years)	4 - 6	2-10	2-10
Volatility	80%	60-120%	60-120%
Weighted average grant-date fair value	$1.03	$0.57	$0.21

The following table summarizes non-vested stock option activity for the years ended December 31, 2009 and 2010:

		Weighted Average
	Options	Fair Value
Non-vested at December 31, 2007	—	—
Granted	2,464,744	0.22
Vested	(520,835)	0.21
Forfeited	—	—

Non-vested at December 31, 2008	1,943,909	0.23
Granted	3,600,000	0.55
Vested	(2,157,501)	0.49
Forfeited	(1,264,744)	0.24

Non-vested at December 31, 2009	2,121,664	0.50
Granted	2,007,330	0.93
Vested	(421,664)	0.31
Forfeited	(31,566)	0.83

Non-vested at December 31, 2010	3,675,764	$0.76

Exercisable at December 31, 2010	3,220,000	$0.76

The following table represents the compensation expense related to stock options that was included in cost of services and general and administrative expenses for the periods indicated below (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Cost of services (includes research and development)	$—	$—	$—
Marketing, general and administrative	0.7	2.9	0.3
Total compensation expense	0.7	2.9	0.3
Income tax benefit	(0.1)	(0.3)	(0.1)
Total compensation expense, net of tax	$0.6	$2.6	$0.2

As of December 31, 2010, there was approximately $1.9 million of unrecognized compensation expense related to non-vested stock options outstanding to be recognized over a weighted-average period of 1.89 years. The Company expects to recognize approximately $1.1 million, $0.5 million and $0.2 million of compensation expense during the years 2011, 2012 and 2013, respectively, for these non-vested stock options outstanding.

The aggregate intrinsic value as of December 31, 2010 was $2.3 million.  This represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2010 and the option price, multiplied by the number of “in-the-money” options) that would have been received by the option holders if all of the options had been exercised on December 31, 2010.

The Company adjusts its estimates of expected equity awards forfeitures based upon its review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate for all expense is recognized in the period in which the forfeiture estimate is changed.

Restricted Stock

Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. Compensation expense associated with restricted stock is measured based on the grant date fair value of the common stock and is recognized on a straight line basis over the vesting period.

A summary of the status of restricted stock for the years ended December 31, 2009 and 2010:

		Weighted Average
	Shares	Fair Value
Outstanding at December 31, 2007	1,618,743	11.06
Granted	2,297,173	4.12
Vested	(1,387,668)	3.44
Forfeited	(44,836)	9.71

Outstanding at December 31,2008	2,483,412	8.92
Granted	9,076,652	0.88
Vested	(7,818,773)	0.79
Forfeited	(179,562)	8.77

Outstanding at December 31, 2009	3,561,729	6.29
Granted	3,271,358	1.35
Vested	(4,896,726)	1.33
Forfeited	(823,499)	7.18

Outstanding at December 31, 2010	1,112,862	$12.94

The following table represents the compensation expense related to restricted stock that was included in cost of services and general and administrative expenses for the periods indicated below (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Cost of services (includes research and development)	$(0.2)	$2.2	$2.9
Marketing, general and administrative	0.4	4.8	9.3
Total compensation expense	0.2	7.0	12.2
Income tax benefit	—	(0.7)	(0.6)
Total compensation expense, net of tax	$0.2	$6.3	$11.6

As of December 31, 2010, there was approximately $7.1 million of unrecognized compensation expense related to non-vested restricted stock outstanding to be recognized over a weighted-average period of 0.66 years.  The weighted-average remaining vesting term of the non-vested restricted stock was 0.66 and 2.1 years for the periods ended December 31, 2010 and 2009, respectively.

Effective August 10, 2007 (the “Effective Date”), the board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company’s Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company’s 2006 Equity Incentive Plan to five executive officers (the “Participants”). Each award agreement provides that the recipient will receive awards of restricted common stock (or, for the non-U.S. Participant, restricted stock units, which upon vesting, each entitle him to one share of Globalstar common stock). Total benefits per Participant (valued at the grant date) were approximately $6.0 million, which was an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new award agreements extended the vesting period by up to two years through 2011 and provide for payment in shares of common stock instead of cash, thereby enabling the Company to conserve its cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades. These amounts are included in the above tables.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2010	2009
Accumulated minimum pension liability adjustment	$(4,857)	$(4,773)
Accumulated net foreign currency translation adjustment	4,589	3,055
Total accumulated other comprehensive loss	$(268)	$(1,718)

18. HEADQUARTER RELOCATION

On July 13, 2010 the Company announced that it would be relocating its corporate headquarters to Covington, Louisiana. In addition, Globalstar’s product development center, the Company’s international customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications will move to Louisiana.

In connection with the relocation, the Company has and will continue to incur expenses, including but not limited to, severance, travel expenses, moving expenses, temporary housing, and lease termination payments. As of December 31, 2010, Globalstar had incurred expenses of approximately $3.0. As of December 31, 2010, the Company also recorded in property and equipment $1.2 of facility improvements and replacement equipment in connection with the relocation.

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

As of and for the year ended December 31, 2010, the Company has been reimbursed $1.6 million and has recorded an additional receivable of $2.6 million from the State of Louisiana related to these reimbursements. As of December 31, 2010, the Company expects to meet the minimum payroll thresholds required under the contract, and therefore has no provision for contingent payroll reimbursements.

19. ACCOUNTING PRONOUNCEMENTS

Issued Accounting Pronouncements Recently Adopted
Effective January 1, 2010, the Company adopted the ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This guidance requires that share-lending arrangements be measured at fair value at the date of issuance and recognized as debt issuance cost with an offset to paid-in-capital. The issuance cost is required to be amortized as interest expense over the life of the financing arrangement. In accordance with Company policy, this amortized debt issuance cost was capitalized as construction in process related to the Company’s second-generation satellite constellation and, therefore, included in property and equipment, net on the Company’s Consolidated Balance Sheets. Globalstar was obligated to lend up to 36.1 million shares of its common stock in conjunction with its 2008 $150.0 million convertible debt issuance that is subject to the provisions of this updated guidance. The Company has retrospectively revised the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the Consolidated Balance Sheets as of December 31, 2009 to reflect the adoption of this updated guidance. Our December 31, 2009 Form 10-K was amended by Form 8-K filed June 17, 2010.

Effective January 1, 2010, the Company adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption did not have an impact on the Consolidated Financial Statements.

Effective January 1, 2010, the Company adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity is required to disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The adoption did not have an impact on the Consolidated Financial Statements.

Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new guidance changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The new standard is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. These new standards are effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its Consolidated Financial Statements.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information for the years ended December 31, 2010 and 2009 (amounts in thousands, except per share data):

	Quarter Ended
2010	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$15,571	$17,622	$18,223	$16,525
Net loss	$(35,642)	$(19,249)	$(24,493)	$(18,083)
Basic loss per common share	$(0.13)	$(0.07)	$(0.09)	$(0.05)
Diluted loss per common share	$(0.13)	$(0.07)	$(0.09)	$(0.05)
Shares used in basic per share calculations	275,370	282,080	287,502	291,818
Shares used in diluted per share calculations	275,370	282,080	287,502	291,818

2009	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$15,163	$15,716	$17,521	$15,879
Net loss	$(21,758)	$(13,762)	$(5,519)	$(33,884)
Basic loss per common share	$(0.20)	$(0.12)	$(0.04)	$(0.22)
Diluted loss per common share	$(0.20)	$(0.12)	$(0.04)	$(0.22)
Shares used in basic per share calculations	111,308	116,580	127,525	155,151
Shares used in diluted per share calculations	111,308	116,580	127,525	155,151

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2010, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2010.

(b) Changes in internal control over financial reporting.
As of December 31, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Crowe Horwath LLP, an independent registered accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information
See the disclosure on page 40 regarding Amendment letter No. 6 to the Facility Agreement.

Item 10. Directors and Executive Officers of the Registrant
The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC, and "Item 1. Business — Additional Information" in this Report.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated by reference from the applicable information set forth in "Other Information — Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the applicable information set forth in "Other Information — Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statements Schedules
(a)	The following documents are filed as part of this report:
(1)	Financial Statements and Reports of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is in the financial statements or notes thereto.

(3)	Exhibits
See exhibit list.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ Peter J. Dalton
Date: March 31, 2011
Peter J. Dalton
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter J. Dalton and Dirk Wild, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2011.

Signature	Title

/s/ James Monroe III	Chairman of the Board
James Monroe III

/s/ Peter J. Dalton	Chief Executive Officer and Director
Peter J. Dalton	(Principal Executive Officer)

/s/ Dirk Wild	Senior Vice President and Chief Financial Officer
Dirk Wild	(Principal Financial Officer)

/s/ Joseph Barnett	Vice President and Chief Accounting Officer
Joseph Barnett	(Principal Accounting Officer)

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ John Kneuer
John Kneuer	Director

/s/ J. Patrick McIntyre
J. Patrick McIntyre	Director

/s/ Richard S. Roberts
Richard S. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Asset Purchase Agreement among Axonn L.L.C., Spot LLC and Globalstar, Inc. dated December 18, 2009 (Exhibit 2.2 to Form 10-K filed March 12, 2010)

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*
First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008, including Form of Global 5.75% Convertible Senior Note due 2028 (Exhibit 4.2 to Form 8-K filed April 16, 2008)

4.3*	Amendment to First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of December 1, 2008 (Exhibit 4.3 to Form 10-K filed March 31, 2009)

4.4*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.5*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.6*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.7*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.8*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.9*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)

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

10.7*
Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007 (Exhibit 10.7 to Form 10-K filed March 31, 2009)

10.8*†
Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008 (Exhibit 10.8 to Form 10-K filed March 31, 2009)

10.9*†
Amendment No. 8 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of August 18, 2009 (Exhibit 10.4 to Form 10-Q filed May 7, 2010)

10.10*†
Amendment No. 9 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of February 24, 2010 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.11*†	Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space dated June 3, 2009 (Exhibit 10.2 to Form 10-Q filed August 10, 2009)

10.12*†	Amendment No.1 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.10 to Form 10-K filed March 12, 2010)

10.13*†	Amendment No.2 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.14	Amendment No.3 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated August 23, 2010

10.15*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)

10.16*†	Amended and Restated Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated March 9, 2010 (Exhibit 10.1 to Form 10-Q filed May 7, 2010)

10.17*
Second Amended and Restated Credit Agreement by and among Globalstar, Inc., the lenders referred to therein, and Thermo Funding Company LLC as Administrative Agent dated as of December 17, 2007 (Exhibit 10.23 to Form 10-K filed March 17, 2008)

10.18*
Letter Agreement regarding Second Amended and Restated Credit Agreement by and among Thermo Funding Company LLC and Globalstar, Inc. dated September 29, 2008 (Exhibit 10.2 to Form 10-Q filed November 10, 2008)

10.19*	First Amendment to Second Amended and Restated Credit Agreement by and among Thermo Funding Company LLC and Globalstar, Inc. dated December 18, 2008 (Exhibit 10.22 to Form 10-K filed March 31, 2009)

10.20*
Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)

10.21*
Amendment to Share Lending Agreement by and among Globalstar, Inc. and Merrill Lynch International (through Merrill Lynch, Pierce, Fenner & Smith Incorporated) dated as of December 18, 2008 (Exhibit 10.24 to Form 10-K filed March 31, 2009)

10.22*
Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)

10.23*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.24*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.25*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.26* †	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.27*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Federal Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.28*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Federal Inc. dated as of December 1, 2009 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.29* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Federal Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.30 †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Oceus Networks (fka Ericsson Federal Inc.) dated as of December 10, 2010

10.31*
COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Societe Generale, Natixis, Calyon and Credit Industrial et Commercial date June 5, 2009 conformed to include amendments through October 28, 2010 (Exhibit 10.1 to Form 10-Q/A filed November 10, 2010)

10.32*	Amendment #4 to Facility Agreement dated December 22, 2010 (Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2011)

10.33*	Amendment #5 to Facility Agreement dated March 16, 2011 (Exhibit 10.1 to Form 8-K Current Report on filed March 21, 2011)

10.34*	Conversion Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.3 to Form 10-Q filed August 10, 2009)

10.35*	Contingent Equity Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.4 to Form 10-Q filed August 10, 2009)

10.36*	Loan Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 25, 2009 (Exhibit 10.5 to Form 10-Q filed August 10, 2009)

Executive Compensation Plans and Agreements

10.37*	Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Annex A to Definitive Proxy Statement filed March 31, 2008)

10.38*†
Designated Executive Incentive Compensation Memorandum Agreement by and among Globalstar LLC, Fuad Ahmad, Anthony J. Navarra, Megan Fitzgerald, Robert Miller, Dennis Allen, and Steven Bell (Exhibit 10.10 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.39*	Non-Qualified Stock Option Award Agreement between Globalstar, Inc. and Peter J. Dalton (Exhibit 10.18 to Form S-1, Amendment No. 5, filed October 27, 2006)

10.40*	Form of Designated Executive Award Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 10-Q filed August 14, 2007)

10.41*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.42*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.43*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.44*	Award Agreement between Globalstar, Inc. and Peter J. Dalton dated September 23, 2009 (Exhibit 10.1 to Form 8-K filed September 29, 2009)

10.45	Form of Stock Option Award Agreement for use with executive officers

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe Horwath LLP

24.1	Power of Attorney (included as part of signature page)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.