Form 10-Q
period 2011-03-31
Globalstar, Inc.
filed 2011-05-05
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 292,503,005 shares of voting common stock and 19,275,750 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenue:
Service revenue	$14,199	$12,454
Subscriber equipment sales	4,055	3,117
Total revenue	18,254	15,571
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,061	7,618
Cost of subscriber equipment sales	2,874	2,512
Reduction in the value of assets	285	—
Marketing, general, and administrative	10,183	8,212
Depreciation, amortization, and accretion	10,611	5,890
Total operating expenses	31,014	24,232
Operating loss	(12,760)	(8,661)
Other income (expense):
Interest income	9	182
Interest expense	(1,221)	(1,410)
Derivative gain (loss)	6,435	(24,962)
Other	1,179	(727)
Total other income (expense)	6,402	(26,917)
Loss before income taxes	(6,358)	(35,578)
Income tax expense	108	64
Net loss	$(6,466)	$(35,642)
Loss per common share:
Basic	$(0.02)	$(0.13)
Diluted	(0.02)	(0.13)
Weighted-average shares outstanding:
Basic	293,053	275,370
Diluted	293,053	275,370

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,254	$33,017
Restricted cash	2,064	2,064
Accounts receivable, net of allowance of $6,545 (2011) and $5,971 (2010)	15,610	13,671
Inventory	56,434	55,635
Advances for inventory	9,388	9,431
Prepaid expenses and other current assets	4,593	5,061
Total current assets	96,343	118,879
Property and equipment, net	1,155,265	1,150,470
Other assets:
Restricted cash	34,276	34,276
Deferred financing costs	54,823	59,870
Intangible and other assets, net	16,611	23,313
Total assets	$1,357,318	$1,386,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,481	$26,434
Accrued expenses	29,555	48,162
Payables to affiliates	333	710
Deferred revenue	17,066	19,150
Total current liabilities	67,435	94,456

Long term debt	678,949	664,543
Employee benefit obligations	4,727	4,727
Derivative liabilities	53,995	60,819
Deferred revenue	3,920	3,875
Other non-current liabilities	16,548	22,970
Total non-current liabilities	758,139	756,934
Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2011 and December 31, 2010:
Series A Preferred Convertible Stock of $0.0001 par value. One share authorized and none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Voting Common Stock of $0.0001 par value. 865,000,000 shares authorized; 292,201,000 and 290,683,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	29	29
Nonvoting Common Stock of $0.0001 par value. 135,000,000 shares authorized and 19,276,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	2	2
Additional paid-in capital	739,001	736,455
Accumulated other comprehensive loss	(22)	(268)
Retained deficit	(207,266)	(200,800)
Total stockholders’ equity	531,744	535,418
Total liabilities and stockholders’ equity	$1,357,318	$1,386,808

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:

Net loss	$(6,466)	$(35,642)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	10,611	5,890
Change in fair value of derivative assets and liabilities	(6,435)	24,962
Stock-based compensation expense	651	(1,781)
Amortization of deferred financing costs	913	793
Loss on equity method investee	105	416
Foreign currency and Other, net	(507)	30
Changes in operating assets and liabilities:
Accounts receivable	(2,209)	401
Inventory	879	1,625
Prepaid expenses and other current assets	476	(574)
Other assets	28	(15,875)
Accounts payable	1,671	(1,680)
Payables to affiliates	(376)	72
Accrued expenses and employee benefit obligations	(737)	715
Other non-current liabilities	(127)	903
Deferred revenue	(2,070)	(481)
Net cash from operating activities	(3,593)	(20,226)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(32,552)	(75,734)
Property and equipment additions	(802)	(888)
Investment in businesses	—	(177)
Net cash from investing activities	(33,354)	(76,799)
Cash flows from financing activities:
Proceeds from exercise of stock options	25	—
Borrowings from Facility Agreement	12,070	126,075
Net cash from financing activities	12,095	126,075
Effect of exchange rate changes on cash	89	(75)
Net (decrease) increase in cash and cash equivalents	(24,763)	28,975
Cash and cash equivalents, beginning of period	33,017	67,881
Cash and cash equivalents, end of period	$8,254	$96,856
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,743	$5,927
Income taxes	$—	$24
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and launch costs	$24,118	$58,972
Reduction in capitalized accrued interest for second-generation satellites and launch costs	$1,185	$490
Capitalization of the accretion of debt discount and amortization of prepaid finance costs	$5,945	$5,567
Reclassification of debt to equity due to conversions, net	$403	$3,088
Payments made in Common Stock	$774	$—
Reduction in assets and liabilities due to note conversion	$398	$720

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Globalstar Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition; property and equipment; inventory; derivative instruments; litigation, claims and contingencies; allowance for doubtful accounts; pension plan; stock-based compensation; intangible assets; and income taxes. Actual results could differ from these estimates.

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year or any future period.

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

The Company has generated operating losses and negative operating cash flows in each of the previous three years. The Company’s first-generation satellite constellation has deteriorated over time resulting in substantially reduced ability to provide reliable two-way voice and data communication service (“Duplex”), and accordingly, the Company’s operations have been adversely affected.  The Company has developed a plan to improve operations, complete the launch of 24 second-generation satellites, obtain financing for certain contractual commitments and obtain the required licensing to operate the second-generation satellites as described below.

Improved Operations

Management has several initiatives underway to increase revenues and reduce operating costs of the business, which include: (1) marketing its Duplex products and services so that it increases revenue by increasing both average revenue per user (“ARPU”) and the number of Duplex subscribers which is dependent upon successfully completing the launches of the 18 remaining second-generation satellites and securing the appropriate licensing; (2) introducing, marketing, and selling new products (including SPOT HUG and SPOT Connect) to expand the Company’s subscriber base and increase revenues; (3) restructuring operations by reducing costs in underperforming markets and consolidating resources around the world to operate its network more efficiently; and (4) relocating its corporate headquarters, product development center, customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications to one location to reduce costs.

Completion of the Launch of 24 Second-Generation Satellites

The Company successfully launched the first six second-generation satellites in October 2010, expects to conduct the next launch of six satellites in July 2011 and plan to complete the two additional remaining launches before the end of 2011.  The Company has designed its second-generation satellites to support its current lineup of Duplex, SPOT, and Simplex products and services.

The Company plans to fund the remaining balance of the capital expenditures for 24 second-generation satellites through the use of the remaining funds available under the Facility Agreement, cash on hand, cash flows from operations (if any), additional financing not yet arranged, and its contingent equity agreement.  The Company may direct the transfer of funds from its contingent equity account to operating accounts only if no default has occurred and is continuing under the Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to the Company’s operating accounts in a default situation.

Additional Second-Generation Satellites and Next Generation Ground Upgrades

The Company has focused on constructing, developing, and ultimately activating the next generation constellation, ground stations and equipment. As a result, as of March 31, 2011, the Company is committed to several significant contracts for the development and deployment of these assets.

The Company has initiated plans to obtain additional financing to fund its commitments under these contracts. However, there can be no assurance that it will be successful in acquiring such financing. Through March 31, 2011, the Company has worked to amend or restructure these contracts to provide the Company with options to defer capital outlays until additional capital is obtained or 2012.

Although the Company has a contract with Thales to construct additional satellites, the Company is currently negotiating with Thales to amend the current contract and define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule. Thales has already completed the procurement of certain long-lead time components and parts for six of these satellites and is currently holding these components and parts in storage.

Required Licensing

On March 18, 2011, the International Bureau of the FCC adopted and released an order that modified licenses held by certain of the Company’s subsidiaries that, among other things, will allow the Company to transmit signals from its second-generation satellites to ground stations and mobile earth terminals in the United States, effective upon registration by France under the Outer Space Treaty and the UN Convention on Registration of Objects launched into Outer Space. On March 24, 2011, the Company filed the required regulatory application to register the second-generation satellites in France.  On April 27, 2011, the Company filed additional technical information required by the French regulators. The Company is working closely with the French agencies to facilitate the registration of these satellites as required by the Company’s Facility Agreement.

As a result, the Company’s modified licenses granted by the FCC do not permit the Company to use its second-generation satellites to service call traffic in the United States. By not being able to service call traffic in the United States, the Company is unable to service call traffic in other parts of North America due to the overlapping coverage. This does not affect the Company’s ability to provide service, including SPOT and Simplex services, with its first-generation satellites, and it has obtained the authority to operate its second-generation satellites outside of the United States from the French regulatory authorities. If there is a delay in obtaining the necessary registration from France, efforts to increase Duplex ARPU and subscriber base could also be delayed.

As a result of management’s plans discussed above, the Company believes it will have the necessary means to continue to operate throughout 2011 as it works to secure additional capital to complete the necessary improvements to its constellation beyond 2011.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Globalstar System:
Space component	$387,269	$171,888
Ground component	50,041	49,818
Construction in progress:
Space component	732,234	933,806
Ground component	60,498	60,350
Other	1,684	2,794
Internally developed and purchased software	15,368	14,141
Equipment	12,099	11,480
Land and buildings	4,396	4,359
Leasehold improvements	1,422	1,406
	1,265,011	1,250,042
Accumulated depreciation	(109,746)	(99,572)
	$1,155,265	$1,150,470

Capital Expenditure Contracts

The following table summarizes the total contract price of the Company’s capital expenditure contracts (in thousands):

Contract
Price
Thales Alenia second-generation satellites and satellite operations control center	$638,468
Arianespace launch services	216,130
Launch insurance	39,903
Hughes next-generation ground component	103,517
Oceus Networks next-generation ground network	28,253
Total	$1,026,271

As of March 31, 2011, the Company has incurred $897.1 million of costs under these contracts.

Second-Generation Satellites

The Company and Thales Alenia Space (“Thales”) have entered into a contract for the construction of 24 second-generation low-earth orbit satellites and related services. As of March 31, 2011, the Company has successfully launched the first six second-generation satellites, expects to conduct the next launch of six satellites in July 2011 and plan to complete the two additional remaining launches before the end of 2011.

The Company also has a contract with Thales to construct additional second-generation satellites. The Company is currently negotiating with Thales to amend the current contract and define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule.  Thales has already completed the procurement of certain long-lead time components and parts for six of these satellites and is currently holding these components and parts in storage.

The Company and Arianespace (the “Launch Provider”) have entered into a contract for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which the Launch Provider agreed to make four launches of six satellites each and one optional launch of six satellites. Notwithstanding the one optional launch, the Company may contract separately with the Launch Provider or another provider of launch services after the Launch Provider’s firm launch commitments are fulfilled.

Next-Generation Gateways and Other Ground Facilities

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

On March 21, 2011, the Company entered into an agreement with Hughes which extended to July 31, 2011 (or earlier if the Company obtains additional financing) the deadline for the Company to make certain scheduled payments previously due prior to July 31, 2011.  The deferred payments will incur interest at the rate of 10% per annum.  If the Company does not make these required payments by July 31, 2011, the Company may terminate the contract for convenience. If the contract is terminated for convenience, the Company must make a final payment of $20.0 million in either cash or Globalstar common stock at the Company’s election.  If the Company elects to make payment in Globalstar common stock, Hughes will have the option either to accept the common stock or instruct the Company to complete a block sale of Globalstar common stock and deliver the proceeds to Hughes.

The Company entered into an agreement with Oceus Networks (formerly known as Ericsson Federal Inc.) to develop, implement and maintain a ground interface, or core network, system at the Company’s satellite gateway ground stations.

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

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	March 31, 2011	December 31, 2010

Total Interest Capitalized	$134,735	$122,222

	Three Months Ended
	March 31, 2011	March 31, 2010

Current Period Interest Capitalized	$12,513	$10,167

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Depreciation Expense	$9,816	$5,890

4. BORROWINGS

Long term debt consists of the following (in thousands):

	As of
	March 31, 2011	December 31, 2010
Facility Agreement	$571,707	$559,637
8.00% Convertible Senior Unsecured Notes	21,001	21,014
5.75% Convertible Senior Unsecured Notes	59,797	58,465
Subordinated Loan	26,444	25,427
Total long term debt	$678,949	$664,543

Facility Agreement

The Company has a $586.3 million senior secured facility agreement (the “Facility Agreement”) that will mature 96 months after the first repayment date. Scheduled semi-annual principal repayments will begin the earlier of eight months after the last launch of 24 second-generation satellites or six months after December 15, 2011. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter.  Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency.  The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants.  As of March 31, 2011, the Company was in compliance with all such covenants.

On March 16, 2011, the Company entered into Amendment No. 5 to the Facility Agreement, which waived the obligation of the Company to deliver to the COFACE agent a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011 and required the Company to deliver to the COFACE agent a special temporary authority (“STA”) granted by the FCC by no later than March 31, 2011.

On March 29, 2011, the Company entered into Amendment No. 6 to the Facility Agreement, which removed the U.S License requirement of Amendments No. 3 and No. 5 and required that the conditional permanent U.S. license received by the Company on March 18, 2011 be in full force not later than August 31, 2011. The amendment also included a provision that failing to provide the permanent license would constitute an event of default.  The Company believes that it will be able to provide the required permanent U.S. license within the designated period, although it cannot provide any assurances that this will be achieved.

8.00% Convertible Senior Notes

In 2009, the Company issued $55.0 million in aggregate principal amount of 8.00% Notes and Warrants (“Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and rank pari passu with existing unsecured, unsubordinated obligations, including the Company’s 5.75% Notes. The indenture governing the 8.00% Notes contains customary events of default with which the Company was in compliance as of March 31, 2011.

In March 2011, the Company issued stock in connection with its contingent consideration paid as part of the acquisition of Axxon at $1.32 per share, which was below the reset price of $1.6098 per share.  Given this transaction and the related provisions in the warrant agreements, the conversion price of the 8.00% Notes, which are convertible into shares of common stock, was reset to $1.6095 per share of common stock.

As of March 31, 2011 and December 31, 2010, approximately $15.6 million and $14.6 million of the 8.00% Notes had been converted, resulting in the issuance of approximately 14.2 million and 13.4 million shares of common stock, and $44.5 million and $45.5 million in 8.00% Notes remained outstanding, respectively.

5.75% Convertible Senior Notes

In 2008, the Company issued $150.0 million aggregate principal amount of 5.75% Notes, which, subject to certain exceptions set forth in the Indenture, are subject to repurchase by the Company for cash at the option of the holders in whole or part (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest, if any.  Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the share.  The indenture governing the 5.75% Notes contains customary events of default with which the Company was in compliance as of March 31, 2011.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At March 31, 2011 and December 31, 2010, the balance in the escrow account was $2.1 million.

Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

For the periods ending March 31, 2011 and December 31, 2010, there were no conversions and approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At each of March 31, 2011 and December 31, 2010, approximately 17.3 million Borrowed Shares remained outstanding.  As of March 31, 2011 and December 31, 2010, the unamortized amount of issuance costs associated with the share lending agreement was $3.6 million and $4.0 million, respectively.

Subordinated Loan Agreement

The Company has a Loan Agreement with Thermo whereby Thermo loaned the Company $25.0 million for the purpose of funding the debt service reserve account required under the Facility Agreement. The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable on the earliest of six months after the obligations under the Facility Agreement have been paid in full, a change in control of the Company or any acceleration of the maturity of the loans under the Facility Agreement occurs. As additional consideration for the loan, the Company issued Thermo a warrant to purchase 4,205,608 shares of common stock at $0.01 per share with a five-year exercise period. No voting common stock is issuable upon such exercise if such issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement.

Contingent Equity Agreement

The Company has a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company will be required to make drawings from this account if and to the extent it has an actual or projected deficiency in its ability to meet costs, liabilities and expenses due within a forward-looking 90-day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement. If the Company draws on the contingent equity account, it will issue Thermo shares of common stock calculated using a price per share equal to 80% of the volume-weighted average closing price of the common stock for the 15 trading days immediately preceding the draw. Thermo may withdraw undrawn amounts in the account after the Company has made the second scheduled repayment under the Facility Agreement.

5. DERIVATIVES

The following tables disclose the fair value of the derivative instruments and their impact on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	Intangible and other assets, net	$1,147	Intangible and other assets, net	$1,000
Compound embedded conversion option with 8.00% Notes	Derivative liabilities	(19,736)	Derivative liabilities	(23,008)
Warrants issued with 8.00% Notes	Derivative liabilities	(27,385)	Derivative liabilities	(29,924)
Warrants issued in conjunction with contingent equity agreement	Derivative liabilities	(6,874)	Derivative liabilities	(7,887)
Total		$(52,848)		$(59,819)

	Three months ended March 31,
	2011		2010
	Location of Gain recognized in Statement of Operations	Amount of Gain recognized on Statement of Operations	Location of Loss recognized in Statement of Operations	Amount of Loss recognized on Statement of Operations
Interest rate cap	Derivative gain (loss)	147	Derivative gain (loss)	(3,168)
Compound embedded conversion option with 8.00% Notes	Derivative gain (loss)	2,736	Derivative gain (loss)	(7,520)
Warrants issued with 8.00% Notes	Derivative gain (loss)	2,539	Derivative gain (loss)	(12,331)
Warrants issued in conjunction with contingent equity agreement	Derivative gain (loss)	1,013	Derivative gain (loss)	(1,943)
Total		$6,435		$(24,962)

Interest Rate Cap

In connection with entering into the Facility Agreement, which provides for interest at a variable rate, the Company entered into ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $14.8 million to $586.3 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.50%. Should the Base Rate exceed 6.50%, the Company’s Base Rate will be 1.00% less than the then six-month Libor rate.

Compound Embedded Conversion Option with 8.00% Notes

The Company recorded the conversion rights and features embedded within the 8.00% Convertible Senior Unsecured Notes as a compound embedded derivative liability with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Warrants Issued with 8.00% Notes

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes, the Company recorded the warrants as a liability with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the Warrant derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Warrants Issued in Conjunction with Contingent Equity Agreement

The Contingent Equity Agreement also provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares subject to the warrants issuable is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, but not less than $0.20. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the warrant price used in the calculation will be the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date.

The Company determined that the warrants issued in conjunction with the availability fee were a derivative liability. The corresponding benefit is recorded in other assets and is amortized over the one year of the availability period. As of June 19, 2010, the warrants issued on June 19, 2009 and on December 31, 2009 were no longer variable and the related $11.9 million liability was reclassified to equity.

On June 19, 2010, the Company issued warrants with respect to 4,379,562 additional shares (equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date); these warrants will be subject to the reset provision one year after initial issuance. On June 19, 2011, the Company will issue additional warrants with respect to a number of shares equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date; the exercise price of these warrants will be subject to the reset provision one year after initial issuance.

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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011 using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$1,147	$—	$1,147
Total other assets measured at fair value	$—	$1,147	$—	$1,147

Other liabilities:
Liability for contingent consideration	$—	$—	$(5,730)	$(5,730)
Compound embedded conversion option with 8.00% Notes	—	—	(19,736)	(19,736)
Warrants issued with 8.00% Notes	—	—	(27,385)	(27,385)
Warrants issued with contingent equity agreement	—	—	(6,874)	(6,874)
Total liabilities measured at fair value	$—	$—	$(59,725)	$(59,725)

	Fair Value Measurements at December 31, 2010 using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$1,000	$—	$1,000
Total other assets measured at fair value	$—	$1,000	$—	$1,000

Other liabilities:
Liability for contingent consideration	—	—	$(6,019)	$(6,019)
Compound embedded conversion option with 8.00% Notes	—	—	(23,008)	(23,008)
Warrants issued with 8.00% Notes	—	—	(29,924)	(29,924)
Warrants issued with contingent equity agreement	—	—	(7,887)	(7,887)
Total liabilities measured at fair value	$—	$—	$(66,838)	$(66,838)

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date.

Derivative Liabilities

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes and warrants issued with the 8.00% Notes and contingent equity agreement. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations.

As of March 31, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc.; (ii) stock price volatility ranges from 33% – 105%; (iii) risk-free interest rates ranges from 0.05% – 3.47%; (iv) dividend yield of 0%; (v) conversion price of $1.61; and (vi) market price of common stock at the valuation date of $1.27.

As of December 31, 2010, the Company utilized valuation models that relied exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc.; (ii) stock price volatility ranges from 33% – 106%; (iii) risk-free interest rates ranges from 0.07% – 3.30%; (iv) dividend yield of 0%; (v) conversion price of $1.61; and (vi) market price of common stock at the valuation date of $1.45.

Contingent Consideration

In connection with the acquisition of Axxon in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period. The Company’s initial estimate of the total earnout expected to be paid was 100%, or $10.8 million. As of March 31, 2011, the Company has made $1.7 million in earnout payments and expects to make the remaining $9.1 million payments over the earnout period.

Changes in the fair value of the earnout payments due to the passage of time will be recorded as accretion expense under operating expenses. The Company will make earnout payments principally in stock, but at its option may pay the earnout in cash after 13 million shares have been issued. The Company has issued 7,390,915 and 7,057,827 shares of voting common stock to Axxon and certain of its lenders as of March 31, 2011 and December 31, 2010, respectively.

The fair value of the accrued contingent consideration is determined using a probability-weighted discounted cash flow approach.  That approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs.  The fair value is based on the acquired company reaching specific performance metrics over the next four years of operations. As of March 31, 2011 and December 31, 2010, the Company accrued the fair value of the remaining expected earnout payments of approximately $5.7 million and $6.0 million, respectively.

Level 3 Reconciliation

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 as follows (in thousands):

Balance at December 31, 2010	$(66,838)
Derivative adjustment related to conversions and exercises	536
Contingent consideration	289
Unrealized gain, included in derivative gain (loss)	6,288
Balance at March 31, 2011	$(59,725)

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 as follows (amounts in thousands):

Balance at December 31, 2009	$(49,755)
Derivative adjustment related to conversions	1,162
Unrealized loss, included in derivative gain (loss)	(21,794)
Balance at March 31, 2010	$(70,387)

7. RELATED PARTY TRANSACTIONS

Total purchases from affiliates, excluding interest and capital transactions, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Purchases of services, equipment, and other transactions	$125	$616

Transactions with Thermo
Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2011	2010
General and administrative expenses	$30	$51
Non-cash expenses	42	42
Total	$72	$93

General and administrative expenses are related to expenses incurred by Thermo on the Company’s behalf which are charged to the Company.  Non-cash expenses are related to services provided by an executive officer of Thermo (who is also a director of the Company) who received no cash compensation from the Company which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time.

Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $11.4 million of the Company's 8.00% Notes, provided a $2.3 million short-term loan to the Company (which was subsequently converted to nonvoting common stock), and loaned $25.0 million to the Company to fund its debt service reserve account.

Other Affiliates
During 2010, the Company purchased services and equipment from a company whose non-executive chairman served as a member of the Company’s board of directors. Effective October 1, 2010, the individual was no longer a member of the Company’s board of directors.

8. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending March 31, 2011 and December 31, 2010, the net deferred tax assets were fully reserved.

In March 2011, an agreement was reached with the IRS for a Section 482 adjustment for transfer pricing for 2008 and 2009 which resulted in a decrease in the Company's net operating loss carried forward of $0.5 million.  This decrease was reflected as a reduction of the deferred tax asset (which, as noted above, is fully reserved).

The Company's corporate U.S. tax return for 2006 and 2007 and  its U.S. partnership tax returns filed for years prior to 2006 remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states of a period of up to one year after formal notification to the states.

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of March 31, 2011 and December 31, 2010, the Company had recorded a tax liability of $3.7 and $10.2 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Accumulated other comprehensive loss, December 31, 2010 and 2009, respectively	$(268)	$(1,718)
Other comprehensive income :
Foreign currency translation adjustments	246	1,067
Accumulated other comprehensive loss, March 31, 2011 and 2010, respectively	$(22)	$(651)

10. STOCK BASED COMPENSATION

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”) and to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans.  In January 2011, 5,813,653 shares of the Company’s common stock were added to the shares available for issuance under the Equity Plan.

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Grants of restricted stock awards and restricted stock units	—	716
Grants of options to purchase common stock	429	450
Total	429	1,166

11. HEADQUARTER RELOCATION

During 2010, the Company announced that it would be relocating its corporate headquarters, product development center, customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications to Covington, Louisiana.

 In connection with the relocation, the Company incurred expenses, including but not limited to, severance, travel expenses, moving expenses, temporary housing, and lease termination payments. As of March 31, 2011 and December 31, 2010, the Company had incurred relocation expenses of approximately $3.7 million and $3.0 million, respectively, and also recorded in property and equipment $1.2 million of facility improvements and replacement equipment in connection with the relocation.

The Company entered into a Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (LED) to be reimbursed to relocate equipment and personnel from other Company locations to the facility in Covington, Louisiana. The Company records a receivable from the State as reimbursable costs are incurred or as capital expenditures are made. Reimbursements for relocation expenses offset those expenses in the period incurred. Reimbursements for capital expenditures are recorded as deferred costs and offset depreciation expense as the related assets are used in service. These reimbursements, not to exceed $8.1 million, are contingent upon meeting required payroll thresholds. The Company has committed to the State to maintain required payroll amounts for each year covered by the terms of the agreement through 2019. If the Company fails to meet the required payroll in any project year, the Company will reimburse the State for a portion of the shortfall not to exceed the total reimbursement received by the Company from the State. The Company assesses the probability of reimbursement to the State and will record a liability when the amounts are probable and estimable.

Through March 31, 2011, the Company was reimbursed for $1.6 million of expenses incurred in connection with the relocation.  As of March 31, 2011 and December 31, 2010, the Company had recorded a receivable of $3.3 million and $2.6 million, respectively, from the State of Louisiana related to these reimbursements. As of March 31, 2011, the Company expects to meet the minimum payroll thresholds required under the contract, and therefore has no provision for contingent payroll reimbursements.

12. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

In April 2011, the Company and a potential vendor entered into a contingent agreement for services related to the second-generation satellite constellation.  This agreement becomes effective if and when the Company obtains certain financing commitments prior to September 30, 2011.  If the effective date does not occur on or before September 30, 2011, this agreement will terminate and all deposits will be refunded to the Company.  If on or before September 30, 2011, the Company obtains a commitment to finance alternative or competing services other than those to be provided by the potential vendor, the vendor will retain the deposits made by the Company of $6.0 million.

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In management's opinion, none of the pending litigation, disputes or claims is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

13.  GEOGRAPHIC INFORMATION

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

Revenues

	Three months ended March 31,
	2011	2010
Service:
United States	$9,579	$7,677
Canada	2,597	2,896
Europe	919	712
Central and South America	1,002	1,077
Others	102	92
Total service revenue	$14,199	$12,454
Subscriber equipment:
United States	2,448	2,162
Canada	694	524
Europe	399	177
Central and South America	292	252
Others	222	2
Total subscriber equipment revenue	$4,055	$3,117

Total revenue	$18,254	$15,571

Long-Lived Assets

	March 31,	December 31,
	2011	2010
Long-lived assets:
United States	$1,147,822	$1,142,618
Central and South America	4,771	5,125
Canada	401	437
Europe	158	142
Others	2,113	2,148
Total long-lived assets	$1,155,265	$1,150,470

 14. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three months ended March 31, 2011 and 2010, diluted net loss per share of Common Stock were the same as basic net loss per share of Common Stock, because the effects of potentially dilutive securities are anti-dilutive.

As of March 31, 2011 and 2010, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share.

15.  ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity is required to disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements effective January 1, 2011. The adoption did not have an impact on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method.  The new standard provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective first quarter of fiscal 2012 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its  results of operations or financial position.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new guidance changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The new standard is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 has not had an impact on the Company’s results of operations or financial position.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. These new standards are effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 has not had an impact on the Company’s results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending (including for future satellite procurements and launches), our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are a leading provider of mobile voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. We currently use 34 in-orbit satellites and 26 ground stations, which we refer to as gateways, to offer our voice and data communication services.

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

We are currently in the process of launching 24 second-generation satellites (“second-generation satellites”).  We successfully launched the first six second-generation satellites in October 2010, expect to conduct the next launch of six satellites in July 2011 and plan to complete the two additional remaining launches before the end of 2011.

We plan to integrate the second-generation satellites with the eight first-generation satellites that were launched in 2007 to form a 32-satellite second-generation constellation (“second-generation constellation”).  Currently, the eight first-generation satellites are providing Duplex, SPOT and Simplex services; however, we expect that these satellites will no longer be capable of providing reliable Duplex service beyond 2013.  We are currently in the process of renegotiating the terms of the purchase of additional second-generation satellites (“additional second-generation satellites”) that can be used to supplement the second-generation constellation as in-orbit or ground spare satellites.

Our second-generation constellation is designed to support our current lineup of Duplex, SPOT family (SPOT Satellite GPS Messenger, SPOT Communicator, SPOT HUG, and SPOT Connect) and Simplex data products.  With the improvement in both coverage and service quality for our Duplex product offerings resulting from the deployment of our second-generation constellation, we anticipate an expansion of our subscriber base and increases in our average revenue per user, or “ARPU.”

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

As of March 31, 2011, we served approximately 447,000 subscribers. We increased our net subscribers by approximately 14% from March 31, 2010 to March 31, 2011. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We currently provide the following communications services:
•	two-way voice communication and data transmissions, which we call “Duplex,” between mobile or fixed devices; and
•	one-way data transmissions between a mobile or fixed device that transmits its location and other information and a central monitoring station, which includes the SPOT family and Simplex products.

Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:
•	Duplex two-way transmission products;
•	SPOT family of products (“SPOT”); and
•	Simplex one-way transmission products.

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
•
average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each of our Duplex, SPOT, Simplex, and IGO businesses;

•	operating income and EBITDA, which is an indication of our financial performance; and
•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Results of Operations for the three months ended March 31, 2011 and 2010

Revenue

Total revenue increased by $2.7 million, or approximately 17%, to $18.3 million for the three months ended March 31, 2011 from $15.6 million for the three months ended March 31, 2010. We recognized a nonrecurring increase to revenue of approximately $2.0 million, which represents the balance of deferred revenue related to our contract with Open Range at December 31, 2010.  Upon the termination of that contract in the first quarter of 2011, the Company recognized this amount in revenue.  We also attribute this increase to higher service revenue as a result of gains in our SPOT and Simplex subscriber base. These increases in our revenues were partially offset by decreases in service revenue in our Duplex business, which continues to be affected by our two-way communication issues.

The following table sets forth amounts and percentages of our revenue by type of service for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Duplex	$5,109	28%	$6,011	39%
SPOT	4,167	23	3,257	21
Simplex	1,221	7	1,046	7
IGO	358	2	216	1
Other	3,344	18	1,924	12
Total Service Revenue	$14,199	78%	$12,454	80%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Equipment Revenue:
Duplex	$614	3%	$478	3%
SPOT	1,644	9	1,789	11
Simplex	1,179	7	900	6
IGO	400	2	88	1
Other	218	1	(138)	(1)
Total Equipment Revenue	$4,055	22%	$3,117	20%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three months ended March 31, 2011 and 2010. The following numbers are subject to immaterial rounding inherent to calculating averages.

	March 31,
	2011	2010
Average number of subscribers for the period:
Duplex	95,483	98,078
SPOT	157,261	107,369
Simplex	131,903	114,709
IGO	50,891	64,262

ARPU (monthly):
Duplex	$17.83	$20.43
SPOT	8.83	10.11
Simplex	3.09	3.07
IGO	2.34	1.12

Other service revenue includes revenue generated from engineering services and our former Open Range partnership, which is not subscriber driven.  Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

	March 31,
	2011	2010
Ending number of subscribers:
Duplex	95,086	97,128
SPOT	162,769	111,223
Simplex	132,492	114,035
IGO	49,298	63,800
Other	7,802	7,850
Total	447,447	394,036

Service Revenue
Duplex revenue decreased approximately 15% for the three months ended March 31, 2011 as compared to the same period in 2010. Our ARPU for Duplex during the three months ended March 31, 2011 decreased 13% from the same period in 2010.  Our two-way communication issues continue to effect adversely our Duplex service revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 2% during the three months ended March 31, 2011 as compared to the same period in 2010.

SPOT revenue increased approximately 28% for the three months ended March 31, 2011 as compared to the same period in 2010.  We generated increased service revenue from our SPOT satellite GPS messenger and added additional service revenue from the release of other SPOT consumer retail products during 2010 and the first quarter of 2011. Our SPOT subscriber base increased by approximately 46% during the three months ended March 31, 2011 as compared to the same period in 2010.  Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payment.  These suspended accounts represented 16% of our total SPOT subscribers as of March 31, 2011 and 2010.

Simplex revenue increased approximately 17% for the three months ended March 31, 2011 as compared to the same period in 2010.  We generated increased service revenue due to an increase in our Simplex subscribers of 16% during the three months ended March 31, 2011 as compared to the same period in 2010.

Other revenue increased approximately 74% for the three months ended March 31, 2011 as compared to the same period in 2010.  The increase related primarily to revenue recognized as a result of the termination of our Open Range partnership.  These increases were offset by decreases in engineering services revenue recognized in 2010 that did not occur in 2011.

Equipment Revenue
Duplex equipment sales increased by approximately 29%, for the three months ended March 31, 2011 from the same period in 2010. This increase in Duplex equipment sales relates primarily to competitive pricing programs put into place after the first launch of our second-generation satellites in 2010.

SPOT equipment sales decreased approximately 8% for the three months ended March 31, 2011 from the same period in 2010. This decrease relates to lower sales of our SPOT satellite GPS messenger for the three months ended March 31, 2011 from the same period in 2010 as a result of a recall in 2009 that redistributed sales of approximately 6,500 SPOT satellite GPS messenger units, or $0.6 million, to the first quarter of 2010.  This decrease was offset partially by sales of other SPOT consumer retail products in the first quarter of 2011.

Simplex equipment sales increased approximately 31% for the three months ended March 31, 2011 from the same period in 2010. The increase is due primarily to a change in the sales mix to higher priced machine-to-machine data products.

Operating Expenses

Total operating expenses increased $6.8 million, or approximately 28%, to $31.0 million for the three months ended March 31, 2011 from $24.2 million for the same period in 2010.  We attribute this increase to higher depreciation expense as a result of six second-generation satellites coming into service during the fourth quarter 2010 and the first quarter 2011 and increased marketing, general, and administrative expenses related to reductions in stock-based compensation due to forfeitures in the first quarter of 2010 that did not recur in the same period in 2011.

Cost of Services
Cost of services decreased $0.6 million, or approximately 7%, to $7.1 million for the three months ended March 31, 2011 from $7.6 million during the same period in 2010. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decreases were related to reductions in subcontractor costs during the quarter.

Cost of Subscriber Equipment Sales
Cost of subscriber equipment sales increased $0.4 million, or approximately 14%, to $2.9 million for the three months ended March 31, 2011 from $2.5 million for the same period in 2010. This increase was due to increases in equipment revenue (30%) for the same period, as well as, increased warranty expense recognized due to the release of other SPOT consumer retail products during 2010 and the first quarter of 2011.

Marketing, General and Administrative
Marketing, general and administrative expenses increased $2.0 million, or approximately 24%, to $10.2 million for the three months ended March 31, 2011 from $8.2 million for the same period in 2010. This increase was related primarily to reductions in stock-based compensation due to forfeitures in the first quarter of 2010 that did not recur in the same period in 2011.

Depreciation, Amortization and Accretion
Depreciation, amortization, and accretion expense increased $4.7 million, or approximately 80%, to $10.6 million for the three months ended March 31, 2011from $5.9 million for the same period in 2010. The increase relates primarily to additional depreciation expense for the six second-generation satellites placed into service during the fourth quarter 2010 and the first quarter 2011.  Additional increases relate to the expense related to the reduction in the useful lives of our eight spare satellites from 8 years to 6.5 years in the fourth quarter of 2010 based on changes in the probability of functionality of the six satellites launched in 2007 to continue to provide Duplex services.

Other Income (Expense)

Interest Expense
Interest expense decreased by $0.2 million to $1.2 million for the three months ended March 31, 2011 from $1.4 million for the same period in 2010. This decrease is due to conversion of notes to common stock in prior periods, which resulted in a write-off of a portion of the deferred financing costs at the time of conversion.  This resulted in less amortization in the current period.

Derivative Gain (Loss)
Derivative loss decreased by $31.4 million to a gain of $6.4 million for the three months ended March 31, 2011 compared to the same period in 2010. These gains are due to the fair value adjustment to our derivative assets and liabilities. The increase was due primarily to decreases in our stock price during the period.

Other
Other income (expense) increased by $1.9 million to income of $1.2 million for the three months ended March 31, 2011 as compared to expense of $0.7 million for the same period in 2010.  The increase was primarily related to $1.3 million of income related to foreign currency gains in the current period.

Liquidity and Capital Resources

Our principal sources of liquidity are the remaining funds available under our Facility Agreement, cash on hand, cash flows from operations (if any), and our contingent equity account.  Our principal liquidity requirements are to meet capital expenditure needs, including procuring and deploying our second-generation constellation, next-generation ground, operating costs, working capital, and research and development.  We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

Cash Flows for the Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

The following table shows our cash flows from operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net cash used by operating activities	$(3,593)	$(20,226)
Net cash used in investing activities	(33,354)	(76,799)
Net cash from financing activities	12,095	126,075
Effect of exchange rate changes on cash	89	(75)

Net increase (decrease) in cash and cash equivalents	$(24,763)	$28,975

Cash Flows Used by Operating Activities
The decrease in cash used by operating activities was primarily the result of favorable changes in operating assets and liabilities during the quarter ended March 31, 2011, as compared to the same period in 2010. We continued to use cash to fund cash operating losses (operating losses after adjustments for non-cash expenses including depreciation, amortization, accretion, stock based compensation, impairment of assets, and changes in the fair values of derivative assets and liabilities).

Cash Flows Used in Investing Activities
The decrease in cash used during the three months ended March 31, 2011 when compared to the same period in 2010 was primarily the result of decreased payments related to the construction of our second-generation constellation as the second-generation satellites neared completion.

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

Cash Flows Provided by Financing Activities
The decrease in cash provided by financing activities was due primarily to lower funding needs related to the construction of our second-generation satellites and related ground facilities as they near completion. We funded these activities by borrowing under our Facility Agreement. We spent approximately $32.6 million on these projects during the three months ended March 31, 2011 compared to approximately $75.7 million during the same period in 2010.

Capital Expenditures

24 Second-Generation Satellites
We have entered into various agreements related to procuring and deploying 24 satellites of our second-generation constellation. We have used portions of the proceeds from sales of common stock to Thermo, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and 8.00% Notes and borrowings under our credit facility with Thermo and the Facility Agreement to fund expenditures incurred through the first quarter of 2011.

We plan to fund the balance of the capital expenditures for 24 second-generation satellites through the use of the remaining funds available under our Facility Agreement, cash on hand, cash flows from operations (if any), our contingent equity agreement and other financing including additional equity or debt on terms not yet arranged. We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

The amount of capital expenditures incurred as of March 31, 2011 and estimated future capital expenditures related to the construction of 24 satellites of our second-generation constellation and the launch services contract is presented in the table below (in millions, based on when cash payment is scheduled to be made, excluding capitalized interest):

	Payments through March 31,	Estimated Future Payments
Capital Expenditures	2011	Remaining 2011	2012	Thereafter	Total
Thales Alenia Second-Generation Satellites	$606	$17	$1	$—	$624
Thales Alenia Satellite Operations Control Centers	14	1	—	—	15
Arianespace Launch Services	202	14	—	—	216
Launch Insurance	12	28	—	—	40
Other Capital Expenditures and Capitalized Labor	31	4	1	—	36
Total	$865	$64	$2	$—	$931

As of March 31, 2011, none of the above capital expenditures were recorded in accounts payable and accrued expenses.

Next-Generation Gateways and Other Ground Facilities
We have also entered into various agreements related to upgrading our gateways and other ground facilities. We have used portions of the proceeds from sales of common stock to Thermo, the proceeds from our initial public offering, the net proceeds from the sale of the 5.75% Notes and 8.00% Notes and borrowings under our credit facility with Thermo and the Facility Agreement to fund expenditures incurred through the first quarter of 2011.

We plan to fund the balance of the capital expenditures for our next-generation gateways and other ground facilities through cash flows from operations (if any) and proceeds from additional debt and equity financings not yet arranged.  If we do not obtain such funds from cash flows from operations and from the proceeds of future debt and equity financings over the next 12 months, our ability to continue to procure the upgrade of our next-generation gateways and other ground facilities will be impaired.  If future cash flows from operations are below our expectations or the costs of procurement are higher than expected, we will require even more external funding than planned.  We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all.  We have not yet entered into any debt or equity financing arrangements.  If we are not able to secure such funding, we would need to delay some or all of the procurement or terminate the existing contractual obligations.  If we were to terminate our existing contractual obligations, there is a possibility that the costs incurred to date may not be recoverable and additional termination costs may be required.

The amount of actual and contractual capital expenditures related to upgrading our gateways and other ground facilities, is presented in the table below (in millions, based on when cash payment is scheduled to be made, excluding capitalized interest):

	Payments through March 31,	Estimated Future Payments
Capital Expenditures	2011	Remaining 2011	2012	Thereafter	Total
Hughes next-generation ground component (including research and development expense)	$50	$37	$16	$1	$104
Oceus Networks- next-generation ground network	2	6	15	5	28
Total	$52	$43	$31	$6	$132

On March 21, 2011, we entered into an agreement with Hughes which extended to July 31, 2011 (or earlier if we obtain additional financing) the deadline for us to make certain scheduled payments previously due prior to July 31, 2011.  The deferred payments will incur interest at the rate of 10% per annum.  If we do not make these required payments by July 31, 2011, we may terminate the contract for convenience. If the contract is terminated for convenience, then we must make a final payment of $20.0 million in either cash or our common stock at our election.  If we elect to make payment in common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of common stock and deliver the proceeds to Hughes.

On March 7, 2011, we entered into an agreement with Oceus which extended to February 23, 2012 (or earlier if we obtain additional financing) the deadline for us to make scheduled milestone payments which were previously due at various times during 2011. The milestones that have been or are expected to be completed and invoiced in 2011, which may be deferred to February 23, 2012 (and are reflected as such in the above table), totaled $6.2 million. The deferred payments will incur interest at a rate of 6.5% per annum.

As of March 31, 2011, $10.2 million of the above capital expenditures are recorded in accounts payable and accrued expenses. The above table does not include other possible capital expenditures or capitalized labor.

Additional Second-Generation Satellites
Although we have a contract with Thales to construct additional satellites, we are currently negotiating with Thales to amend the current contract and define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule.  Thales has already completed the procurement of certain long-lead time components and parts for six of these satellites and is currently holding these components and parts in storage.  The amount of actual and contractual capital expenditures in the original contract related to the construction of the additional satellites of our second-generation constellation is $318.8 million.  These contractual capital expenditures do not include launch services, launch insurance and other capital expenditures and capitalized labor which have not been finalized at this time.

If we do not obtain funds from cash flows from operations and future debt and equity financings, our ability to procure the additional satellites of our second-generation constellation will be impaired.  If future cash flows from operations are below our expectations or the costs of procurement is higher than expected, we will require even more external funding than planned.  Our ability to obtain additional funding may be adversely impacted by a number of factors, including the global economic situation and related credit markets.  We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all.  We have not yet entered into any debt or equity financing arrangements. If we are not able to secure such funding, we would need to delay some or all of the procurement or terminate the existing contractual obligations.  If we were to terminate our existing contractual obligations, additional termination costs may be required.

Cash Position and Indebtedness

As of March 31, 2011, our total cash and cash equivalents were $8.3 million, our cash available under our Facility Agreement was $14.6 million and we had total indebtedness of $678.9 million compared to total cash and cash equivalents, cash available under our Facility Agreement and total indebtedness at December 31, 2010 of $33.0 million, $26.7 million, and $664.5 million, respectively.

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

The Facility Agreement, requires that:

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

On March 16, 2011, we entered into Amendment Letter No. 5 to the Facility Agreement, which waived the obligation of the Company to deliver to the COFACE agent a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011 and required us to deliver to the COFACE agent a special temporary authority (“STA”) granted by the FCC by no later than March 31, 2011.

On March 29, 2011, we entered into Amendment No. 6 to the Facility Agreement, which removed the U.S License requirement of Amendments No. 3 and No. 5 and required that the conditional permanent U.S. license received by us on March 18, 2011 be in full force not later than August 31, 2011, which requires the registration of our second-generation satellites by France under the Outer Space Treaty and the UN Convention on Registration of Objects Launched into Outer Space. The amendment also included a provision that failing to provide the permanent license would constitute an event of default.  We believe that we will be able to provide the required permanent U.S. license within the designated period although, we cannot assure you that this will be achieved.

Short Term Liquidity Needs

At April 1, 2011, our principal short-term liquidity needs were:

•	to make payments to complete the procurement of 24 second-generation satellites;

•	to make payments related to our three remaining launches for the 24 second-generation satellites (the remaining 18 satellites);

•	to fund our committed working capital;

•	to make interest payments on our indebtedness;

•	to fund future operations; and

•	to make payments to procure and deploy additional second-generation satellites and to upgrade our gateways and other ground facilities.

We plan to fund our short-term liquidity requirements from the following sources:

•	cash on hand at March 31, 2011 ($8.3 million);

•	cash from our Facility Agreement ($14.6 million was available at March 31, 2011);

•	additional debt and equity offerings not yet arranged;

•	cash available under our contingent equity account ($60.0 million was available at March 31, 2011); and

•	operating cash flows (if any).

Long Term Liquidity Needs

Our principal long-term liquidity needs are:

•	to make payments to procure and deploy our additional second-generation satellites and upgrading our gateways and other ground facilities;

•	to fund our working capital and operations, including any growth in our business; and

•	to fund repayment of our indebtedness, both principal and interest, when due.

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

Contractual Obligations and Commitments

There have been no other significant changes to our contractual obligations and commitments since December 31, 2010 except those discussed above.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.50%. Should the Base Rate exceed 6.50%, our base rate will be 1.00% less than the then 6-month Libor rate. The applicable margin from the Base Rate ranges from 2.07% to 2.4% through the termination date of the facility. Assuming that we borrowed the entire $586.3 million under the Facility Agreement, a 1.00% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2011, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three months ended March 31, 2011.

 (b) Changes in internal control over financial reporting.
As of March 31, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors
You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission ("SEC"), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. With excetion of the risk outlined below, there have been no material changes to the risk factors disclosed in Part I. Item 1A."Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Our Facility Agreement contains events of default for failing to achieve certain milestones with respect to our second-generation satellites that may limit our operating and financial flexibility.

We successfully launched the first six second-generation satellites in October 2010, expect to conduct the next launch of six satellites in July 2011, and plan to complete the two additional remaining launches before the end of 2011.

Our Facility Agreement contains an event of default if we fail to achieve individual in-orbit acceptance of 18 second-generation satellites by January 1, 2012 or final in-orbit acceptance of 24 second-generation satellites by September 1, 2012.

An event of default may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to achieve in-orbit acceptance will depend on future events, which may be beyond our control. If we are in default and are unable to obtain waivers, payment of the indebtedness could be accelerated or prohibit us from utilizing the Facility Agreement until the default has been remediated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.  Furthermore, our ability to draw on our credit facility is subject to conditions, including that no default is continuing or would be likely to result from a proposed plan.  We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

Item 6. Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ Peter J. Dalton
Date: May 5, 2011
Peter J. Dalton
Chief Executive Officer

By:
/s/ Dirk Wild
Date: May 5, 2011
Dirk Wild
Senior Vice President and Chief Financial Officer