Form 10-Q
period 2011-06-30
Globalstar, Inc.
filed 2011-08-05
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 293,115,533 shares of voting common stock and 19,275,750 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.
TABLE OF CONTENTS

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues:
Service revenues	$13,377	$12,908	$27,576	$25,362
Subscriber equipment sales	5,622	4,714	9,677	7,831
Total revenues	18,999	17,622	37,253	33,193
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,291	6,974	14,353	14,592
Cost of subscriber equipment sales	3,998	3,537	6,872	6,049
Reduction in the value of assets	161	—	446	—
Marketing, general, and administrative	11,572	10,122	21,754	18,334
Depreciation, amortization, and accretion	12,795	5,973	23,406	11,863
Total operating expenses	35,817	26,606	66,831	50,838
Loss from operations	(16,818)	(8,984)	(29,578)	(17,645)
Other income (expense):
Interest income	2	157	11	339
Interest expense, net of amounts capitalized	(1,157)	(1,182)	(2,378)	(2,592)
Derivative gain (loss)	3,861	(8,073)	10,296	(33,035)
Other	125	(1,132)	1,304	(1,859)
Total other income (expense)	2,831	(10,230)	9,233	(37,147)
Loss before income taxes	(13,987)	(19,214)	(20,345)	(54,792)
Income tax expense	81	35	189	99
Net loss	$(14,068)	$(19,249)	$(20,534)	$(54,891)
Loss per common share:
Basic	$(0.05)	$(0.07)	$(0.07)	$(0.20)
Diluted	(0.05)	(0.07)	(0.07)	(0.20)
Weighted-average shares outstanding:
Basic	294,963	282,080	294,013	278,752
Diluted	294,963	282,080	294,013	278,752

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,088	$33,017
Restricted cash	—	2,064
Accounts receivable, net of allowance of $7,546 (2011) and $5,971 (2010)	15,406	13,671
Inventory	55,715	55,635
Advances for inventory	9,367	9,431
Prepaid expenses and other current assets	14,735	5,061
Total current assets	119,311	118,879
Property and equipment, net	1,178,599	1,150,470
Restricted cash	41,919	34,276
Deferred financing costs	59,251	59,870
Intangible and other assets, net	17,272	23,313
Total assets	$1,416,352	$1,386,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,711	$—
Accounts payable	32,113	26,434
Accrued expenses	28,163	48,162
Payables to affiliates	180	710
Deferred revenue	19,038	19,150
Total current liabilities	96,205	94,456

Long-term debt	690,255	664,543
Employee benefit obligations	4,654	4,727
Derivative liabilities	53,024	60,819
Deferred revenue	4,127	3,875
Other non-current liabilities	17,626	22,970
Total non-current liabilities	769,686	756,934
Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2011 and December 31, 2010:
Series A Preferred Convertible Stock of $0.0001 par value; One share authorized and none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 293,103,000 and 290,683,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	29	29
Nonvoting Common Stock of $0.0001 par value; 135,000,000 shares authorized and 19,276,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	2	2
Additional paid-in capital	772,039	736,455
Accumulated other comprehensive loss	(275)	(268)
Retained deficit	(221,334)	(200,800)
Total stockholders’ equity	550,461	535,418
Total liabilities and stockholders’ equity	$1,416,352	$1,386,808

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:

Net loss	$(20,534)	$(54,891)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	23,406	11,863
Change in fair value of derivative assets and liabilities	(10,296)	33,035
Stock-based compensation expense (benefit)	1,554	(810)
Amortization of deferred financing costs	1,798	1,649
Loss on equity method investee	210	723
Foreign currency and other, net	1,156	(128)
Changes in operating assets and liabilities:
Accounts receivable	(2,920)	(1,489)
Inventory	964	2,731
Prepaid expenses and other current assets	159	35
Other assets	(996)	(714)
Accounts payable	711	(358)
Payables to affiliates	(530)	155
Accrued expenses and employee benefit obligations	(1,123)	390
Other non-current liabilities	858	817
Deferred revenue	98	760
Net cash from operating activities	(5,485)	(6,232)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(57,907)	(128,616)
Property and equipment additions	(1,242)	(3,117)
Investment in businesses	(500)	(1,108)
Restricted cash	(5,579)	2,064
Net cash from investing activities	(65,228)	(130,777)
Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	525	4,385
Borrowings from Facility Agreement	16,330	151,024
Proceeds from the issuance of 5.0% convertible notes	38,000	—
Proceeds from the contribution to the debt service reserve account	7,643	—
Payment of deferred financing costs	(1,044)	—
Net cash from financing activities	61,454	155,409
Effect of exchange rate changes on cash	330	907
Net (decrease) increase in cash and cash equivalents	(8,929)	19,307
Cash and cash equivalents, beginning of period	33,017	67,881
Cash and cash equivalents, end of period	$24,088	$87,188
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$17,033	$8,769
Income taxes	$65	$85
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and launch costs	$8,788	$71,604
(Reduction) increase in capitalized accrued interest for second-generation satellites and launch costs	$(4,872)	$1,973
Capitalization of the accretion of debt discount and amortization of prepaid finance costs	$11,809	$11,531
Payments made in Common Stock	$2,573	$1,811
Reduction in assets and liabilities due to note conversion	$1,538	$7,685
Conversion of convertible notes into common stock	$1,000	$4,235
Conversion of contingent equity account derivative liability to equity	$5,955	$11,940
Value of warrants issued in connection with the contingent equity account loan fee	$8,318	$8,510
Recognition of a beneficial conversion feature on long-term debt	$17,100	$—
Value of warrants issued in connection with raising capital and debt	$8,081	$—
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year or any future period.

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

The Company has generated operating losses and negative operating cash flows in each of the previous three years. The Company’s first-generation satellite constellation has deteriorated over time resulting in substantially reduced ability to provide reliable two-way voice and data communication service (“Duplex”), and accordingly, the Company’s operations have been adversely affected.  Based on currently available cash and financing commitments, the Company does not have sufficient liquidity to meet its existing contractual obligations and funding requirements over the next twelve months and, therefore, must obtain additional financing.   The Company has developed a plan to improve operations, complete the launch of 24 second-generation satellites, obtain financing for certain contractual commitments and obtain the required licensing to operate the second-generation satellites as described below.

Improved Operations

Management has several initiatives underway to increase revenues and reduce operating costs of the business, which include: (1) marketing its Duplex products and services so that it increases revenue by increasing both average revenue per user (“ARPU”) and the number of Duplex subscribers which is dependent upon successfully completing the launches of the remaining second-generation satellites and securing the appropriate licensing; (2) introducing, marketing, and selling new products (including the Company’s Duplex, SPOT, and Simplex products targeted to the consumer and enterprise markets respectively) to expand the Company’s subscriber base and increase revenues; (3) restructuring operations by reducing costs in underperforming markets and consolidating resources around the world to operate its network more efficiently; and (4) relocating its corporate headquarters, product development center, customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications to one location to reduce costs.

Completion of the Launch of 24 Second-Generation Satellites

The Company has launched twelve of the 24 second-generation satellites (six satellites were launched in both July 2011 and October 2010), and plans to complete the two remaining launches of six satellites each before the end of 2011 (See Note 3.) The Company has designed its second-generation satellites to support its current lineup of Duplex, SPOT, and Simplex products and services.

The Company plans to fund the remaining balance of the capital expenditures for its 24 second-generation satellites through the use of the remaining funds available under the Facility Agreement, cash on hand (which includes recently obtained financing), cash flows from operations (if any), other additional financing not yet arranged, and the funds available under the contingent equity agreement.  The Company may direct the transfer of funds from its contingent equity account to operating accounts only if no default has occurred and is continuing under the Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to the Company’s operating accounts in a default situation.

Additional Second-Generation Satellites and Next Generation Ground Upgrades

The Company has focused on constructing, developing, and ultimately activating the next generation constellation, ground stations and equipment. As a result, as of June 30, 2011, the Company is committed to several significant contracts for the construction, development and deployment of these assets.

The Company intends to seek financing to fund its commitments under these contracts. Although the Company has been successful in raising capital thus far, there can be no assurance that it will be successful in acquiring such financing. The Company continues to seek to amend and restructure these contracts to provide the Company with additional options to defer capital outlays until it can obtain additional capital.

In March 2011, the Company entered into an agreement with Hughes which extended to July 31, 2011 the deadline for the Company to make certain scheduled payments previously due prior to July 31, 2011.  The deferred payments incurred interest at the rate of 10% per annum.  Neither the Company nor Hughes terminated the contract by July 31, 2011.  Although the Company did not make the required payments, the Company is currently in negotiations with Hughes to modify the contract payment terms, but it cannot provide any assurance that this will be achieved.  As of June 30, 2011, the Company had recorded $18.8 million in accounts payable related to these required payments and had incurred and capitalized $63.5 million of costs related to this contract, which is recorded as an asset in property and equipment.  If the Company is unable to modify successfully the contract payment terms, it may be required to record an impairment charge.

In March 2011, the Company entered into an agreement with Oceus which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for the Company to make scheduled milestone payments which were previously due at various times during 2011. The milestone payments that have been or are expected to be invoiced in 2011, which may be deferred to February 23, 2012, total $6.2 million. The deferred payments will incur interest at a rate of 6.5% per annum.

Although the Company has a contract with Thales Alenia Space (“Thales”) to construct additional satellites at fixed pricing, the Company is currently in arbitration with Thales to define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule, if any.  (See Note 12.)

Required Licensing

On March 18, 2011, the International Bureau of the FCC adopted and released an order that modified licenses held by certain of the Company’s subsidiaries that, among other things, will allow the Company to transmit signals from its second-generation satellites to ground stations and mobile earth terminals in the United States, effective upon registration by France under the Outer Space Treaty and the UN Convention on Registration of Objects launched into Outer Space.  The Company has filed the required regulatory application to register the second-generation satellites in France.  Subsequent to filing the required regulatory application, the Company filed additional technical information requested by the French regulators. The Company has continued to work closely with the French agencies to facilitate the registration of these satellites as required by the FCC’s order and the Company’s Facility Agreement.

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

Additionally, Amendment No. 6 to the Facility Agreement requires that the conditional permanent U.S. license received by the Company be in full force and effect by no later than August 31, 2011. The amendment also provides that any failure by the Company to comply with the terms of Amendment No. 6 will constitute an event of default under the Facility Agreement.  The Company anticipates a final decision by the French agencies on or before September 25, 2011, however, the Company can provide no assurance that the conditional permanent U.S. license will be in full force and effect by August 31, 2011.

Additional Financing

In June 2011, the Company obtained gross proceeds of $38 million through the sale of its 5.0% Convertible Senior Notes.  The Note purchasers have the right to purchase up to $12 million of additional Notes until September 15, 2011.  The Company will use the proceeds associated with this financing for the Company’s capital expenditure and operating needs, including procuring and deploying its second-generation constellation.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	June 30,	December 31,
	2011	2010
Globalstar System:
Space component	$387,269	$171,888
Ground component	50,439	49,818
Construction in progress:
Space component	757,207	933,806
Ground component	70,161	60,350
Other	1,929	2,794
Internally developed and purchased software	15,364	14,141
Equipment	12,116	11,480
Land and buildings	4,488	4,359
Leasehold improvements	1,427	1,406
	1,300,400	1,250,042
Accumulated depreciation	(121,801)	(99,572)
	$1,178,599	$1,150,470

 Capital Expenditure Contracts

The following table summarizes the total contract price of the Company’s capital expenditure contracts (in thousands):
Contract
Price
Thales Alenia second-generation satellites (Phase 1 and 2) and satellite operations control center	$638,598
Arianespace launch services	216,000
Launch insurance	39,903
Hughes next-generation ground component	104,375
Oceus Networks next-generation ground network	28,253
Total	$1,027,129

As of June 30, 2011, the Company has incurred $926.5 million of costs under these contracts.  Of the amounts incurred, the Company has capitalized $921.0 million and expensed $5.5 million. The Company paid $9.2 million for launch insurance covering the second launch of six second-generation satellites, which was recorded as a prepaid asset as of June 30, 2011.

Second-Generation Satellites

The Company and Thales have entered into a contract for the construction of its second-generation low-earth orbit satellites and related services. The Company has launched the first 12 of these second-generation satellites (six satellites were launched in July 2011 and October 2010), and plans to complete two remaining launches of six satellites each before the end of 2011.

As previously announced, one of the six second-generation satellites launched in October 2010 has experienced an in-orbit anomaly associated with its momentum wheels.  The momentum wheels permit control of the satellites’ attitude.  In July 2011, the spare wheel that had allowed the satellite to remain in service also experienced an anomaly, which then required the Company to place the satellite into a “safe hold” mode.  In this mode the satellite remains stable in its operational orbit while a potential solution, involving a firmware update, is developed.  The satellite is not currently providing communication services.  The Company is working with Thales to develop a solution that will allow the satellite to be placed back into service.  At this time, the Company can provide no assurance that a satisfactory solution will be developed.

One additional second-generation satellite launched in October 2010 has experienced a similar anomaly, but is currently providing full services.

As of June 30, 2011, the undepreciated cost of each of these satellites is approximately $41.7 million.  If the Company is unable to develop and implement a solution to resolve these anomalies so that the satellite can be taken out of safe hold mode and placed back into service, it would record an impairment charge for the satellite that is no longer capable of providing communication services.

The Company also has a contract with Thales to construct additional second-generation satellites at a fixed price. The Company is currently in arbitration with Thales to define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule, if any.  (See Note 12.)

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

Next-Generation Gateways and Other Ground Facilities

The Company and Hughes Network Systems, LLC (“Hughes”) entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices.  The Company is currently in negotiations with Hughes to modify the contract payment terms.  (See Note 2.)

The Company entered into an agreement with Oceus Networks (formerly known as Ericsson Federal Inc.) to develop, implement and maintain a ground interface, or core network, system at the Company’s satellite gateway ground stations.  In March 2011, the Company entered into an agreement with Oceus which extended to February 23, 2012 the deadline for the Company to make scheduled milestone payments.  (See Note 2.)

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	June 30, 2011	December 31, 2010

Total Interest Capitalized	$147,824	$122,222

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Current Period Interest Capitalized	$13,079	$11,934	$25,602	$23,102

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Depreciation Expense	$11,656	$5,973	$21,472	$11,863

4. BORROWINGS

Long-term debt consists of the following (in thousands):

	As of
	June 30, 2011	December 31, 2010
Facility Agreement	$575,967	$559,637
5.00% Convertible Senior Unsecured Notes	11,316	—
8.00% Convertible Senior Unsecured Notes	23,133	21,014
5.75% Convertible Senior Unsecured Notes	61,175	58,465
Subordinated Loan	35,375	25,427
	706,966	664,543
Less current portion	16,711	—
Total long-term debt	$690,255	$664,543

Facility Agreement

The Company has a $586.3 million senior secured facility agreement (the “Facility Agreement”) that will mature 96 months after the first repayment date. Scheduled semi-annual principal repayments will begin the earlier of eight months after the last launch of 24 second-generation satellites or six months after December 15, 2011. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter.  Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency.  The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants.  As of June 30, 2011, the Company was in compliance with all such covenants, however, unless it is able to obtain additional financing and an effective U.S. license (See Note 2), the Company expects to be out of compliance with certain covenants within the next 12 months.

5.00% Convertible Senior Notes

On June 14, 2011, the Company entered into a Third Supplemental Indenture relating to the sale and issuance by the Company to selected investors (including an affiliate of Thermo) in private transactions of up to $50 million in aggregate principal amount of the Company’s 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% warrants”) to purchase up to 20 million shares of voting common stock of the Company at an exercise price of $1.25 per share.  The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), on an unconditional joint and several basis, pursuant to a Guaranty Agreement (the “Guaranty”). The 5.0% warrants are exercisable until five years after the issuance.  The 5.0% Notes and 5.0% warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is then below the initial conversion and exercise price at that time.

On June 14 and 20, 2011, the Company issued $30 million and $8 million, respectively, in aggregate principal amount of the 5.0% Notes, the related Guaranty, and 5.0% warrants to purchase 12,000,000 and 3,200,000 shares of common stock, respectively.  The securities were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

The Company raised gross proceeds of $38 million, before deducting fees and other offering expenses. The Investors have a right to purchase up to $12 million of additional 5.0% Notes and a corresponding number of 5.0% warrants by September 15, 2011 on the same terms.

The 5.0% Notes are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 5.75% Convertible Senior Notes due 2028 and 8.00% Convertible Senior Unsecured Notes and are subordinated to the Company’s obligations pursuant to its Facility Agreement. There is no sinking fund for the 5.0% Notes. The 5.0% Notes will mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bear interest at a rate of 5.0% per annum. Interest on the Notes will be payable in-kind semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2011. Under certain circumstances, interest on the 5.0% Notes will be payable in cash at the election of the holder if such payments are permitted under the Company’s Facility Agreement.

Subject to certain exceptions set forth in the Indenture, the 5.0% Notes will be subject to repurchase for cash at the option of the holders of all or any portion of the 5.0% Notes upon a fundamental change at a purchase price equal to 100% of the principal amount of the 5.0% Notes, plus a make-whole payment and accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company or certain events relating to the trading of the common stock.

Holders may convert their 5.0% Notes at their option at any time. Upon conversion of the 5.0% Notes, the Company will pay the holders of the 5.0% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 5.0% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the Securities so converted multiplied by 25.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the Common Stock for the 10 Trading Days immediately preceding the Conversion Date.

The Indenture contains customary financial reporting requirements and also contains restrictions on the issuance of additional indebtedness, liens, loans and investments, dividends and other restricted payments, mergers, asset sales, certain transactions with affiliates and layering of debt. The Indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 5.0% Notes when required, defaults under other material indebtedness and failure to pay material judgments, either the trustee or the holders of 20% in aggregate principal amount of the 5.0% Notes may declare the principal of the 5.0% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 5.0% Notes and accrued interest automatically will become due and payable.  The Company was in compliance with the terms of the indenture as of June 30, 2011.

The Company evaluated the various embedded derivatives resulting from the conversion rights and features within the Indenture for bifurcation from the 5.0% Notes.  Due to the provisions and reset features in the 5.0% warrants, the Company recorded the 5.0% warrants as equity with a corresponding debt discount which is netted against the face value of the 5.0% Notes. The Company is accreting the debt discount associated with the 5.0% warrants to interest expense over the term of the 5.0% warrants using the effective interest rate method. The Company determined the relative fair value of the 5.0% warrants using a Monte Carlo simulation model based upon a risk-neutral stock price model.

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and had to be bifurcated as a stand alone derivative. The Company recorded this embedded derivative liability as a non-current liability on its Consolidated Balance Sheets with a corresponding debt discount which is netted against the face value of the 5.0% Notes.

The Company evaluated the conversion option within the convertible notes to determine whether the conversion price was beneficial to the note holders. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the 5.0% Notes.  The BCF for the Notes is recognized and measured by allocating a portion of the proceeds to beneficial conversion feature, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The Company recognizes the discount recorded in connection with the BCF valuation as interest expense over the term of the 5.0% Notes, using the effective interest rate method.

The Company netted the debt discount associated with the 5.0% warrants, the beneficial conversion feature, and the contingent put feature against the face value of the 5.0% Notes to determine the carrying amount of the 5.0% Notes. The accretion of debt discount will increase the carrying amount of the debt over the term of the 5.0% Notes. The Company allocated the proceeds at issuance as follows (in thousands):

Debt	$11,316
Fair value of 5.0% Warrants	8,081
Beneficial Conversion Feature	17,100
Contingent Put Feature	1,503
Face Value of 5.0% Notes	$38,000

As of June 30, 2011 there were no conversions and approximately $38.0 million aggregate principal amount of 5.0% Notes remained outstanding.

8.00% Convertible Senior Notes

In 2009, the Company issued $55.0 million in aggregate principal amount of 8.00% Notes (the “8.00% Notes”) and Warrants (the “8.00% Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and rank pari passu with existing unsecured, unsubordinated obligations, including the Company’s 5.0% and 5.75% Notes. The indenture governing the 8.00% Notes contains customary events of default with which the Company was in compliance as of June 30, 2011.

In April 2011, approximately $0.6 million of 8.00% Warrants were exercised, resulting in the issuance of approximately 0.6 million shares of common stock.

As of June 30, 2011 and December 31, 2010, approximately $15.6 million and $14.6 million of the 8.00% Notes had been converted, resulting in the issuance of approximately 14.2 million and 13.4 million shares of common stock, and $46.2 million and $45.5 million in 8.00% Notes remained outstanding, respectively.

5.75% Convertible Senior Notes

In 2008, the Company issued $150.0 million aggregate principal amount of 5.75% Notes (the “5.75% Notes”), which, subject to certain exceptions set forth in the Indenture, are subject to repurchase by the Company for cash at the option of the holders in whole or part (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest, if any.  Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the share.  The indenture governing the 5.75% Notes contains customary events of default with which the Company was in compliance as of June 30, 2011.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. As of June 30, 2011 and December 31, 2010, the balance in the escrow account was $0 and $2.1 million, respectively.

Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

As of June 30, 2011 and December 31, 2010, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At each of June 30, 2011 and December 31, 2010, approximately 17.3 million Borrowed Shares remained outstanding.  As of June 30, 2011 and December 31, 2010, the unamortized amount of issuance costs associated with the share lending agreement was $3.2 million and $4.0 million, respectively.

Subordinated Loan Agreement

The Company has a Loan Agreement with Thermo whereby Thermo loaned the Company $25.0 million for the purpose of funding the debt service reserve account required under the Facility Agreement. The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments.

In April 2011, in accordance with the terms of the Facility Agreement, $7.6 million was funded to the Debt Service Reserve account. This amount was recorded in restricted cash as of June 30, 2011.

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

Contingent Equity Agreement

The Company has a contingent equity agreement with Thermo whereby Thermo deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company will be required to make drawings from this account if and to the extent it has an actual or projected deficiency in its ability to meet costs, liabilities and expenses due within a forward-looking 90-day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement. If the Company draws on the contingent equity account, it will issue Thermo shares of common stock calculated using a price per share equal to 80% of the volume-weighted average closing price of the common stock for the 15 trading days immediately preceding the draw. Thermo may withdraw undrawn amounts in the account after the Company has made the second scheduled repayment under the Facility Agreement.

5. DERIVATIVES

The following tables disclose the fair value of the derivative instruments and their impact on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	As of
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	Intangible and other assets, net	$739	Intangible and other assets, net	$1,000
Compound embedded conversion option with 8.00% Notes	Derivative liabilities	(18,433)	Derivative liabilities	(23,008)
Warrants issued with 8.00% Notes	Derivative liabilities	(24,710)	Derivative liabilities	(29,924)
Warrants issued in conjunction with contingent equity agreement	Derivative liabilities	(8,378)	Derivative liabilities	(7,887)
Contingent put feature embedded in the 5.0% Notes	Derivative liabilities	(1,503)	Derivative liabilities	—
Total		$(52,285)		$(59,819)

	Three months ended June 30,
	2011		2010
	Location of gain (loss) recognized in Statement of Operations	Amount of gain (loss) recognized on Statement of Operations	Location of Loss recognized in Statement of Operations	Amount of Loss recognized on Statement of Operations
Interest rate cap	Derivative gain (loss)	$(408)	Derivative gain (loss)	$(2,117)
Compound embedded conversion option with 8.00% Notes	Derivative gain (loss)	1,304	Derivative gain (loss)	(3,589)
Warrants issued with 8.00% Notes	Derivative gain (loss)	2,112	Derivative gain (loss)	(697)
Warrants issued in conjunction with contingent equity agreement	Derivative gain (loss)	853	Derivative gain (loss)	(1,670)
Total		$3,861		$(8,073)

	Six months ended June 30,
	2011		2010
	Location of gain (loss) recognized in Statement of Operations	Amount of gain (loss) recognized on Statement of Operations	Location of Loss recognized in Statement of Operations	Amount of Loss recognized on Statement of Operations
Interest rate cap	Derivative gain (loss)	$(261)	Derivative gain (loss)	$(5,285)
Compound embedded conversion option with 8.00% Notes	Derivative gain (loss)	4,039	Derivative gain (loss)	(11,109)
Warrants issued with 8.00% Notes	Derivative gain (loss)	4,651	Derivative gain (loss)	(13,028)
Warrants issued in conjunction with contingent equity agreement	Derivative gain (loss)	1,867	Derivative gain (loss)	(3,613)
Total		$10,296		$(33,035)

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

Compound Embedded Conversion Option with 8.00% Notes

The Company recorded the conversion rights and features embedded within the 8.00% Convertible le Senior Unsecured Notes as a compound embedded derivative liability with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

Warrants Issued in Conjunction with Contingent Equity Agreement

The Contingent Equity Agreement provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares subject to the warrants issuable is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, but not less than $0.20. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the warrant price used in the calculation will be the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date, but not less than $0.20.

The Company determined that the warrants issued in conjunction with the availability fee were a derivative liability. The corresponding benefit is recorded in other assets and is amortized over the one year availability period. On June 19, 2010, the warrants issued on June 19, 2009 and on December 31, 2009 were no longer variable and the related $11.9 million liability was reclassified to equity.

On June 19, 2010, the Company issued warrants to purchase 4,379,562 shares of common stock.  On June 19, 2011, these warrants were subject to the reset provision, and as a result the Company issued additional warrants to purchase 620,438 shares of common stock.  These warrants were no longer variable and the related $6.0 million liability was reclassified to equity.

On June 19, 2011, the Company also issued warrants to purchase 5,000,000 shares of common stock (equal to 10% of the outstanding balance in the contingent equity account divided by the Company’s common stock price on that date); these warrants will be subject to the reset provision one year after initial issuance.

No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

Contingent put feature embedded in the 5.0% Notes

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and had to be bifurcated as a stand alone derivative. The Company recorded this embedded derivative liability as a non-current liability on its Consolidated Balance Sheets with a corresponding debt discount which is netted against the face value of the 5.0% Notes.  The fair value of the contingent put feature liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011 using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$739	$—	$739
Total other assets measured at fair value	$—	$739	$—	$739

Other liabilities:
Liability for contingent consideration	$—	$—	$(6,272)	$(6,272)
Compound embedded conversion option with 8.00% Notes	—	—	(18,433)	(18,433)
Warrants issued with 8.00% Notes	—	—	(24,710)	(24,710)
Warrants issued with contingent equity agreement	—	—	(8,378)	(8,378)
Contingent put feature embedded in 5.0% Notes	—	—	(1,503)	(1,503)
Total other liabilities measured at fair value	$—	$—	$(59,296)	$(59,296)

	Fair Value Measurements at December 31, 2010 using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$1,000	$—	$1,000
Total other assets measured at fair value	$—	$1,000	$—	$1,000

Other liabilities:
Liability for contingent consideration	$—	$—	$(6,019)	$(6,019)
Compound embedded conversion option with 8.00% Notes	—	—	(23,008)	(23,008)
Warrants issued with 8.00% Notes	—	—	(29,924)	(29,924)
Warrants issued with contingent equity agreement	—	—	(7,887)	(7,887)
Total other liabilities measured at fair value	$—	$—	$(66,838)	$(66,838)

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date.

Derivative Liabilities

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes, warrants issued with the 8.00% Notes, contingent equity agreement, and the contingent put feature of the  5.0% Notes. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations.

As of June 30, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc.; (ii) stock price volatility ranges from 33% – 103%; (iii) risk-free interest rates ranges from .01% – 3.18%; (iv) dividend yield of 0%; (v) conversion price of $1.61; and (vi) market price of common stock at the valuation date of $1.23.

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

Contingent Consideration

In connection with the acquisition of Axonn in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period. The Company’s initial estimate of the total earnout expected to be paid was 100%, or $10.8 million. As of June 30, 2011, the Company has made $1.7 million in earnout payments and expects to make the remaining $9.1 million payments over the earnout period.

Changes in the fair value of the earnout payments due to the passage of time will be recorded as accretion expense under operating expenses. The Company will make earnout payments principally in stock, but at its option may pay the earnout in cash after 13 million shares have been issued. The Company has issued 7,390,915 and 7,057,827 shares of voting common stock to Axonn and certain of its lenders as of June 30, 2011 and December 31, 2010, respectively.

The fair value of the accrued contingent consideration is determined using a probability-weighted discounted cash flow approach.  That approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs.  The fair value is based on the acquired company reaching specific performance metrics over the next four years of operations. As of June 30, 2011 and December 31, 2010, the Company accrued the fair value of the remaining expected earnout payments of approximately $6.3 million and $6.0 million, respectively.

Level 3 Reconciliation

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 as follows (in thousands):

Balance at March 31, 2011	$(59,725)
Issuance of contingent equity warrant liability	(8,313)
Issuance of contingent put feature embedded in 5.0% Notes	(1,503)
Derivative adjustment related to conversions and exercises	564
Contingent consideration	(542)
Contingent equity warrant liability reclassed to equity	5,955
Unrealized gain, included in derivative gain (loss)	4,268
Balance at June 30, 2011	$(59,296)

Balance at December 31, 2010	$(66,838)
Issuance of contingent equity warrant liability	(8,313)
Issuance of contingent put feature embedded in 5.0% Notes	(1,503)
Derivative adjustment related to conversions and exercises	1,100
Contingent consideration	(253)
Contingent equity warrant liability reclassed to equity	5,955
Unrealized gain, included in derivative gain (loss)	10,556
Balance at June 30, 2011	$(59,296)

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 as follows (in thousands):

Balance at March 31, 2010	$(70,387)
Issuance of contingent equity warrant liability	(8,510)
Derivative adjustment related to conversions and exercises	5,842
Contingent equity liability reclassed to equity	11,940
Unrealized gain, included in derivative gain (loss)	(5,503)
Balance at June 30, 2010	$(66,618)

Balance at December 31, 2009	$(49,755)
Issuance of contingent equity warrant liability	(8,510)
Derivative adjustment related to conversions and exercises	7,004
Contingent equity liability reclassed to equity	11,940
Unrealized gain, included in derivative gain (loss)	(27,297)
Balance at June 30, 2010	$(66,618)

7. RELATED PARTY TRANSACTIONS

Total purchases from affiliates, excluding interest and capital transactions, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Purchases of services, equipment, and other transactions	$101	$90	$238	$696

Transactions with Thermo
Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

General and administrative expense	$59	$30	$89	$81
Non-cash expenses	42	42	84	84
Total	$101	$72	$173	$165

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

Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes, provided a $2.3 million short-term loan to the Company (which was subsequently converted to nonvoting common stock), and loaned $25.0 million to the Company to fund its debt service reserve account.

Other Affiliates
During 2010, the Company purchased services and equipment from a company whose non-executive chairman served as a member of the Company’s board of directors. Effective October 1, 2010, the individual was no longer a member of the Company’s board of directors.

8. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending June 30, 2011 and December 31, 2010, the net deferred tax assets were fully reserved.

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

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of June 30, 2011 and December 31, 2010, the Company had recorded a tax liability of $3.7 million and $10.2 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Accumulated other comprehensive loss, March 31, 2011 and 2010 and December 31, 2010 and 2009, respectively	$(22)	$(651)	$(268)	$(1,718)
Other comprehensive income (loss):
Foreign currency translation adjustments	(253)	(635)	(7)	432
Accumulated other comprehensive loss, June 30, 2011 and 2010, respectively	$(275)	$(1,286)	$(275)	$(1,286)

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Grants of restricted stock awards and restricted stock units	—	544	—	1,260
Grants of options to purchase common stock	936	—	1,365	450
Total	936	544	1,365	1,710

In June 2011 the Company adopted an Employee Stock Purchase Plan (“ESPP”) which provides eligible employees of the Company and its subsidiaries with an opportunity to conveniently acquire shares of its common stock at a discount. The maximum aggregate number of shares of common stock that may be purchased through the Plan is 7,000,000 shares. The number of shares that may be purchased through the Plan will be subject to proportionate adjustments to reflect stock splits, stock dividends, or other changes in the Company’s capital stock.

The Plan permits eligible employees to purchase shares of common stock during two annual offering periods beginning on June 15 and December 15, unless adjusted by the Board or one of its designated committees (the “Offering Periods”). Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase no more than $25,000 worth of shares of common stock or 500,000 shares of common stock in any calendar year, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first or last day of the Offering Period.

11. HEADQUARTER RELOCATION

During 2010, the Company announced that it would be relocating its corporate headquarters, product development center, customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications to Covington, Louisiana.

 In connection with the relocation, the Company incurred expenses, including but not limited to, severance, travel expenses, moving expenses, temporary housing, and lease termination payments. As of June 30, 2011 and December 31, 2010, the Company had incurred relocation expenses of approximately $3.9 million and $3.0 million, respectively, and also recorded in property and equipment $1.2 million of facility improvements and replacement equipment in connection with the relocation.

The Company entered into a Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (“LED”) to be reimbursed to relocate equipment and personnel from other Company locations to the facility in Covington, Louisiana. The Company records a receivable from the State as reimbursable costs are incurred or as capital expenditures are made. Reimbursements for relocation expenses offset those expenses in the period incurred. Reimbursements for capital expenditures are recorded as deferred costs and offset depreciation expense as the related assets are used in service. These reimbursements, not to exceed $8.1 million, are contingent upon meeting required payroll thresholds. The Company has committed to the State to maintain required payroll amounts for each year covered by the terms of the agreement through 2019. If the Company fails to meet the required payroll in any project year, the Company will reimburse the State for a portion of the shortfall not to exceed the total reimbursement received by the Company from the State. The Company assesses the probability of reimbursement to the State and will record a liability when the amounts are probable and estimable.

Through June 30, 2011, the Company had been reimbursed for $5.0 million of expenses incurred in connection with the relocation.  As of June 30, 2011 and December 31, 2010, the Company had recorded a receivable of $0.1 million and $2.6 million, respectively, from the State of Louisiana related to these reimbursements. As of June 30, 2011, the Company expected to meet the minimum payroll thresholds required under the contract, and therefore had no provision for contingent payroll reimbursements.

12. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

In April 2011, the Company and a potential vendor entered into a contingent agreement for services related to the second-generation satellite constellation.  This agreement becomes effective if and when the Company obtains certain financing commitments prior to September 30, 2011.  If the effective date does not occur on or before September 30, 2011, this agreement will terminate and all deposits will be refunded to the Company.  If on or before September 30, 2011, the Company obtains a commitment to finance alternative or competing services other than those to be provided by the potential vendor, the vendor will retain the $6.0 million deposits made by the Company.

The Company has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with Qualcomm.  Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order as advances for inventory. As of June 30, 2011 and December 31, 2010, total advances to Qualcomm for inventory were $9.2 million. As of each of June 30, 2011 and December 31, 2010, the Company had outstanding commitment balances of approximately $48.9 million.  The Company and Qualcomm are interested in terminating the purchase orders and are negotiating to do so.

Arbitration and Litigation

On June 3, 2011, the Company filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the Amended and Restated Contract for the construction of the Company’s satellites for the second-generation constellation.  Specifically, the Company seeks a declaration that Thales is obligated to manufacture and deliver Phase 3 satellites in amounts timely ordered by the Company at the Contract price calculable in accordance with the Amended and Restated Contract, along with additional declaratory relief and specific performance.

Thales claims that the Company is not entitled to the fixed pricing for Phase 3 satellites provided under the Amended and Restated Contract and that the price of any Phase 3 satellites ordered by the Company is subject to equitable adjustment.   Thales seeks a declaration and award of termination charges of €60.5 million, alleging that the Company has terminated a portion of the contract for convenience.  The Company has previously paid Thales €12.0 million for the procurement of certain long-lead time components and parts for six of these satellites and prepaid €53.0 million for these satellites.  The Company disputes that it has terminated any portion of the contract for convenience and under the unambiguous language of the contract, even if it had terminated any portion of the contract for convenience, management believes the Company would not owe any termination charges as no work has been performed under Phase 3 of the contract.  As such, the Company has not recorded any reserve for Thales’ claims.

The Company has requested and received formal assurance from Thales that the arbitration process will not affect any work being performed pursuant to the Contract regarding manufacture and delivery of the remaining first 24 satellites.

The panel of three arbitrators has been selected, and the hearing is currently scheduled to begin January 24, 2012.

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In management's opinion, other than the arbitration discussed above, none of the pending litigation, disputes or claims are expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Other
  See Note 3 regarding the status of certain second-generation satellites and the potential impairment if the Company is unable to successfully develop and implement a solution.

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

Revenues

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service:
United States	$8,413	$8,086	$17,992	$15,763
Canada	2,807	2,925	5,404	5,821
Europe	1,134	793	2,052	1,505
Central and South America	950	1,007	1,952	2,084
Others	73	97	176	189
Total service revenue	$13,377	$12,908	$27,576	$25,362
Subscriber equipment:
United States	3,614	3,193	6,062	5,355
Canada	1,039	849	1,733	1,373
Europe	518	423	917	600
Central and South America	445	245	737	497
Others	6	4	228	6
Total subscriber equipment revenue	$5,622	$4,714	$9,677	$7,831
Total revenue	$18,999	$17,622	$37,253	$33,193

Long-Lived Assets

	June 30,	December 31,
	2011	2010
Long-lived assets:
United States	$1,171,601	$1,142,618
Central and South America	4,406	5,125
Canada	361	437
Europe	160	142
Others	2,071	2,148
Total long-lived assets	$1,178,599	$1,150,470

14. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three and six months ended June 30, 2011 and 2010, diluted net loss per share of common stock were the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

As of June 30, 2011 and 2010, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share.

15.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s entering into the sale and issuance of the 5.0% Notes and 5.0% warrants, certain of the Company’s domestic subsidiaries (“the Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).

The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include disclosures included in annual financial statements.  The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenue and expense.

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
 Three Months Ended June 30, 2011
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$6,843	$10,035	$4,177	$(7,678)	$13,377
Subscriber equipment sales	138	4,703	2,130	(1,349)	5,622
Total revenues	6,981	14,738	6,307	(9,027)	18,999
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,690	2,430	3,161	(990)	7,291
Cost of subscriber equipment sales	800	3,414	1,150	(1,366)	3,998
Reduction in the value of assets	—	161	—	—	161
Marketing, general and administrative	2,582	6,306	2,684	—	11,572
Depreciation, amortization, and accretion	5,690	9,889	3,953	(6,737)	12,795
Total operating expenses	11,762	22,200	10,948	(9,093)	35,817
(Loss) gain from operations	(4,781)	(7,462)	(4,641)	66	(16,818)
Other income (expense):
Interest income	253	—	—	(251)	2
Interest expense, net of amounts capitalized	(917)	—	(496)	256	(1,157)
Derivative gain (loss)	3,861	—	—	—	3,861
Equity in subsidiary earnings	(12,882)	(2,119)	—	15,001	—
Other	400	(183)	(34)	(58)	125
Total other income (expense)	(9,285)	(2,302)	(530)	14,948	2,831
Loss before income taxes	(14,066)	(9,764)	(5,171)	15,014	(13,987)
Income tax expense	2	24	55	—	81
Net (loss) gain	$(14,068)	$(9,788)	$(5,226)	$15,014	$(14,068)

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2011
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$13,573	$19,632	$8,130	$(13,759)	$27,576
Subscriber equipment sales	409	7,662	3,642	(2,036)	9,677
Total revenues	13,982	27,294	11,772	(15,795)	37, 253
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,007	4,841	6,498	(1,993)	14,353
Cost of subscriber equipment sales	1,887	5,760	1,285	(2,060)	6,872
Reduction in the value of assets	285	161	—	—	446
Marketing, general and administrative	4,863	11,490	5,401	—	21,754
Depreciation, amortization, and accretion	10,021	18,225	7,065	(11,905)	23,406
Total operating expenses	22,063	40,477	20,249	(15,958)	66,831
(Loss) gain from operations	(8,081)	(13,183)	(8,477)	163	(29,578)
Other income (expense):
Interest income	514	—	4	(507)	11
Interest expense, net of amounts capitalized	(1,919)	—	(974)	515	(2,378)
Derivative gain (loss)	10,296	—	—	—	10,296
Equity in subsidiary earnings	(21,914)	(3,844)	—	25,758	—
Other	598	(364)	1,229	(159)	1,304
Total other income (expense)	(12,425)	(4,208)	259	25,607	9,233
Loss before income taxes	(20,506)	(17,391)	(8,218)	25,770	(20,345)
Income tax expense	28	23	138	—	189
Net (loss) gain	$(20,534)	$(17,414)	$(8,356)	$25,770	$(20,534)

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$2,739	$8,877	$4,089	$(2,797)	$12,908
Subscriber equipment sales	112	3,681	1,703	(782)	4,714
Total revenues	2,851	12,558	5,792	(3,579)	17,622
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	1,967	2,606	3,346	(945)	6,974
Cost of subscriber equipment sales	1,838	3,005	(489)	(817)	3,537
Marketing, general and administrative	3,117	6,653	410	(58)	10,122
Depreciation, amortization, and accretion	802	5,014	2,072	(1,915)	5,973
Total operating expenses	7,724	17,278	5,339	(3,735)	26,606
(Loss) gain from operations	(4,873)	(4,720)	453	156	(8,984)
Other income (expense):
Interest income	383	—	1	(227)	157
Interest expense, net of amounts capitalized	(1,083)	—	(320)	221	(1,182)
Derivative loss, net	(8,073)	—	—	—	(8,073)
Equity in subsidiary earnings	(4,920)	(1,160)	—	6,080	—
Other	(666)	350	(705)	(111)	(1,132)
Total other income (expense)	(14,359)	(810)	(1,024)	5,963	(10,230)
Loss before income taxes	(19,232)	(5,530)	(571)	6,119	(19,214)
Income tax expense	17	51	(33)	—	35
Net (loss) gain	$(19,249)	$(5,581)	$(538)	$6,119	$(19,249)

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$5,294	$17,393	$8,287	$(5,612)	$25,362
Subscriber equipment sales	126	6,389	2,792	(1,476)	7,831
Total revenues	5,420	23,782	11,079	(7,088)	33,193
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	4,045	5,246	7,161	(1,860)	14,592
Cost of subscriber equipment sales	795	5,333	1,404	(1,483)	6,049
Marketing, general and administrative	6,113	10,712	1,575	(66)	18,334
Depreciation, amortization, and accretion	1,592	9,975	4,175	(3,879)	11,863
Total operating expenses	12,545	31,266	14,315	(7,288)	50,838
(Loss) gain from operations	(7,125)	(7,484)	(3,236)	200	(17,645)
Other income (expense):
Interest income	763	—	2	(426)	339
Interest expense, net of amounts capitalized	(2,274)	(1)	(741)	424	(2,592)
Derivative loss, net	(33,035)	—	—	—	(33,035)
Equity in subsidiary earnings	(11,304)	(3,040)	—	14,344	—
Other	(1,882)	629	(486)	(120)	(1,859)
Total other income (expense)	(47,732)	(2,412)	(1,225)	14,222	(37,147)
Loss before income taxes	(54,857)	(9,896)	(4,461)	14,422	(54,792)
Income tax expense	34	51	14	—	99
Net (loss) gain	$(54,891)	$(9,947)	$(4,475)	$14,422	$(54,891)

Globalstar, Inc.
Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2011
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,330	$534	$1,224	$—	$24,088
Accounts receivable	2,303	6,346	6,757	—	15,406
Intercompany receivables	496,282	337,260	4,838	(838,380)	—
Inventory	94	7,418	48,203	—	55,715
Advances for inventory	—	15	9,352	—	9,367
Prepaid expenses and other current assets	11,802	325	2,608	—	14,735
Total current assets	532,811	351,898	72,982	(838,380)	119,311

Property and equipment, net	1,027,744	74,155	79,605	(2,905)	1,178,599
Restricted cash	41,919	—	—	—	41,919
Intercompany notes receivable	50,907	—	—	(50,907)	—
Investment in subsidiaries	(70,011)	(22,248)	—	92,259	—
Deferred financing costs	59,178	—	73	—	59,251
Intangible and other assets, net	2,717	4,946	9,609	—	17,272
Total assets	$1,645,265	$408,751	$162,269	$(799,933)	$1,416,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,711	$—	$—	$—	$16,711
Accounts payable	5,594	3,396	23,123	—	32,113
Accrued expenses	10,042	9,752	8,369	—	28,163
Intercompany payables	304,425	414,734	119,221	(838,380)	—
Payables to affiliates	180	—	—	—	180
Deferred revenue	4,827	13,271	940	—	19,038
Total current liabilities	341,779	441,153	151,653	(838,380)	96,205

Long-term debt	690,255	—	—	—	690,255
Employee benefit obligations	4,654	—	—	—	4,654
Intercompany notes payable	—	—	50,907	(50,907)	—
Derivative liabilities	53,024	—	—	—	53,024
Deferred revenue	3,649	478	—	—	4,127
Other non-current liabilities	1,443	3,611	12,572	—	17,626
Total non-current liabilities	753,025	4,089	63,479	(50,907)	769,686
Stockholders’ equity	550,461	(36,491)	(52,863)	89,354	550,461
Total liabilities and stockholders’ equity	$1,645,265	$408,751	$162,269	$(799,933)	$1,416,352

Globalstar, Inc.
Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2010
 (Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,288	$(766)	$1,495	$—	$33,017
Restricted cash	2,064	—	—	—	2,064
Accounts receivable	4,351	5,105	4,215	—	13,671
Intercompany receivables	424,903	313,857	10,527	(749,287)	—
Inventory	33	8,105	47,497	—	55,635
Advances for inventory	—	44	9,387	—	9,431
Prepaid expenses and other current assets	2,011	497	2,553	—	5,061
Total current assets	465,650	326,842	75,674	(749,287)	118,879

Property and equipment, net	1,056,380	86,276	10,856	(3,042)	1,150,470
Restricted cash	34,276	—	—	—	34,276
Intercompany notes receivable	45,166	—	—	(45,166)	—
Investment in subsidiaries	(49,142)	(18,040)	—	67,182	—
Deferred financing costs	59,797	—	73	—	59,870
Intangible and other assets, net	2,915	6,100	14,298	—	23,313
Total assets	$1,615,042	$401,178	$100,901	$(730,313)	$1,386,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	19,787	3,020	3,627	—	26,434
Accrued expenses	30,027	9,682	8,453	—	48,162
Intercompany payables	287,462	391,597	70,228	(749,287)	—
Payables to affiliates	709	1	—	—	710
Deferred revenue	6,461	11,615	1,074	—	19,150
Total current liabilities	344,446	415,915	83,382	(749,287)	94,456

Long-term debt	664,543	—	—	—	664,543
Employee benefit obligations	4,727	—	—	—	4,727
Intercompany notes payable	—	—	45,166	(45,166)	—
Derivative liabilities	60,819	—	—	—	60,819
Deferred revenue	3,875	—	—	—	3,875
Other non-current liabilities	1,214	4,594	17,162	—	22,970
Total non-current liabilities	735,178	4,594	62,328	(45,166)	756,934
Stockholders’ equity	535,418	(19,331)	(44,809)	64,140	535,418
Total liabilities and stockholders’ equity	$1,615,042	$401,178	$100,901	$(730,313)	$1,386,808

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(7,313)	$2,290	$(462)	$—	$(5,485)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(57,907)	—	—	—	(57,907)
Property and equipment additions	(113)	(990)	(139)	—	(1,242)
Investment in businesses	(500)	—	—	—	(500)
Restricted cash	(5,579)	—	—	—	(5,579)

Net cash from investing activities	(64,099)	(990)	(139)	—	(65,228)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	525	—	—	—	525
Borrowings from Facility Agreement	16,330	—	—	—	16,330
Proceeds from the issuance of 5.0% convertible notes	38,000	—	—	—	38,000
Proceeds from the contribution to the debt service reserve account	7,643	—	—	—	7,643
Payment of deferred financing costs	(1,044)	—	—	—	(1,044)
Net cash provided by financing activities	61,454	—	—	—	61,454
Effect of exchange rate changes on cash and cash equivalents	—	—	330	—	330
Net increase (decrease) in cash and cash equivalents	(9,958)	1,300	(271)	—	(8,929)
Cash and cash equivalents at beginning of period	32,288	(766)	1,495	—	33,017
Cash and cash equivalents at end of period	$22,330	$534	$1,224	$—	$24,088

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
 (Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(7,344)	$2,565	$560	$(2,013)	$(6,232)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(128,616)	—	—	—	(128,616)
Property and equipment additions	(380)	(2,657)	(80)	—	(3,117)
Investment in businesses	(1,108)	—	—	—	(1,108)
Restricted Cash	2,064	—	—	—	2,064
Net cash from investing activities	(128,040)	(2,657)	(80)	—	(130,777)

Cash flows from financing activities:
Proceeds from exercise of warrants	4,385	—	—	—	4,385
Borrowings from Facility Agreement	151,024	—	—	—	151,024
Net cash provided by financing activities	155,409	—	—	—	155,409
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,106)	2,013	907
Net increase (decrease) in cash and cash equivalents	20,025	(92)	(626)	—	19,307
Cash and cash equivalents at beginning of period	65,910	484	1,487	—	67,881
Cash and cash equivalents at end of period	$85,935	$392	$861	$—	$87,188

16.  ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Based on the Company’s evaluation of this ASU, the adoption of this amendment will only impact the presentation of comprehensive income on the Company’s consolidated condensed financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on its Condensed Consolidated Financial Statements.

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

Overview

We are a leading provider of mobile voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. We currently use 34 in-orbit satellites and 25 ground stations, which we refer to as gateways, to offer our voice and data communication services.

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

We are currently in the process of launching 24 second-generation satellites (“second-generation satellites”).  We have launched twelve of the 24 second-generation satellites (six satellites were launched in both July 2011 and October 2010), and plan to complete the two remaining launches of six satellites each before the end of 2011.

We plan to integrate the second-generation satellites with the eight first-generation satellites that were launched in 2007 to form our second-generation constellation (“second-generation constellation”).  The eight first-generation satellites are providing Duplex, SPOT and Simplex services (not at all times in all locations); however, we expect that these satellites will experience degradation similar to the degradation experienced by the initial constellation, and we expect that they will no longer be capable of providing reliable Duplex service beyond 2013.  We currently are engaged in arbitration with Thales with respect to our contract to purchase additional second-generation satellites (“additional second-generation satellites”) that are planned to be used to supplement the second-generation constellation as in-orbit or ground spare satellites.

Our second-generation constellation is designed to support our current lineup of Duplex, SPOT family and Simplex data products.  With the improvement in both coverage and service quality for our Duplex product offerings resulting from the deployment of our second-generation constellation, we anticipate an expansion of our subscriber base and increases in our average revenue per user, or “ARPU.”

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

As of June 30, 2011, we served approximately 454,000 subscribers. We increased our net subscribers by approximately 10% from June 30, 2010 to June 30, 2011. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

Results of Operations for the three and six months ended June 30, 2011 and 2010

Revenue

Three Months: Total revenue increased by $1.4 million, or approximately 8%, to $19.0 million for the three months ended June 30, 2011 from $17.6 million for the three months ended June 30, 2010. We attribute this increase to higher sales of equipment primarily driven by Simplex equipment and increased service revenue as a result of gains in our SPOT and Simplex subscriber base. These increases in our revenues were partially offset by decreases in service revenue in our Duplex business, which continues to be affected by our two-way communication issues.

Six Months: Total revenue increased by $4.1 million, or approximately 12%, to $37.3 million for the six months ended June 30, 2011 from $33.2 million for the six months ended June 30, 2010. Upon termination of our Open Range contract in the first quarter of 2011, we recognized a nonrecurring increase to revenue of approximately $2.0 million, which represents the December 31, 2010 balance of deferred revenue related to the contract.  We also attribute this increase to higher sales of Simplex equipment and increased service revenue as a result of gains in our SPOT and Simplex subscriber base. These increases were partially offset by decreases in service revenue in our Duplex business, which continues to be affected by our two-way communication issues.

The following table sets forth amounts and percentages of our revenue by type of service for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenues:
Duplex	$5,351	28%	$6,077	35%	$10,460	28%	$12,088	36%
SPOT	4,902	26	3,759	21	9,069	24	7,016	21
Simplex	1,203	6	1,112	6	2,424	7	2,158	6
IGO	503	3	357	2	861	2	573	2
Other	1,418	7	1,603	9	4,762	13	3,527	11
Total Service Revenues	$13,377	70%	$12,908	73%	$27,576	74%	$25,362	76%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Equipment Revenues:
Duplex	$511	3%	$577	3%	$1,125	3%	$1,055	3%
SPOT	2,491	13	2,901	17	4,135	11	4,690	14
Simplex	2,479	13	915	5	3,658	10	1,815	6
IGO	160	1	158	1	560	1	246	1
Other	(19)	—	163	1	199	1	25	—
Total Equipment Revenues	$5,622	30%	$4,714	27%	$9,677	26%	$7,831	24%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three and six months ended June 30, 2011 and 2010. The following numbers are subject to immaterial rounding inherent to calculating averages.

	Three months ended		Six months ended
	June 30.		June 30.
	2011	2010	2011	2010
Average number of subscribers for the period:
Duplex	94,515	97,941	94,912	98,891
SPOT	170,769	118,659	165,260	114,804
Simplex	128,610	116,288	128,021	116,962
IGO	48,844	62,389	50,436	62,851

ARPU (monthly):
Duplex	$18.87	$20.68	$18.37	$20.37
SPOT	9.57	10.56	9.15	10.19
Simplex	3.12	3.19	3.16	3.08
IGO	3.43	1.91	2.85	1.52

Other service revenue includes revenue generated from engineering services and our former Open Range partnership, which is not subscriber driven.  Accordingly, we do not present average subscribers or ARPU for other service revenue in the above charts.

	June 30,
	2011	2010
Ending number of subscribers:
Duplex	93,944	98,754
SPOT	178,768	126,094
Simplex	124,728	118,541
IGO	48,389	60,978
Other	7,804	7,928
Total	453,633	412,295

Service Revenue

Three Months: Duplex revenue decreased approximately 12% for the three months ended June 30, 2011 as compared to the same period in 2010. Our ARPU for Duplex during the three months ended June 30, 2011 decreased 9% from the same period in 2010.  Our two-way communication issues continue to affect adversely our Duplex service revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 5% during the three months ended June 30, 2011 as compared to the same period in 2010.

SPOT revenue increased approximately 30% for the three months ended June 30, 2011 as compared to the same period in 2010.  We generated increased service revenue from our SPOT satellite GPS messenger and added additional service revenue from the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011. Our SPOT subscriber base increased by approximately 42% during the three months ended June 30, 2011 as compared to the same period in 2010.  Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payment.  These suspended accounts represented 19% and 15% of our total SPOT subscribers as of June 30, 2011 and 2010, respectively.

Simplex revenue increased approximately 8% for the three months ended June 30, 2011 as compared to the same period in 2010.  We generated increased service revenue due to an increase in our Simplex subscribers of 5% during the three months ended June 30, 2011 as compared to the same period in 2010.

Other revenue decreased approximately 12% for the three months ended June 30, 2011 as compared to the same period in 2010 due to a decrease in engineering services revenue recognized in 2010 that did not occur in 2011.

Six Months: Duplex revenue decreased approximately 14% for the six months ended June 30, 2011 as compared to the same period in 2010. Our ARPU for Duplex during the six months ended June 30, 2011 decreased 10% from the same period in 2010.  Our two-way communication issues continue to affect adversely our Duplex service revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 5% during the six months ended June 30, 2011 as compared to the same period in 2010.

SPOT revenue increased approximately 29% for the six months ended June 30, 2011 as compared to the same period in 2010.  We generated increased service revenue from our SPOT satellite GPS messenger and added additional service revenue from the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011. Our SPOT subscriber base increased by approximately 42% during the six months ended June 30, 2011 as compared to the same period in 2010.

Simplex revenue increased approximately 12% for the six months ended June 30, 2011 as compared to the same period in 2010.  We generated increased service revenue due to an increase in our Simplex subscribers of 5% during the six months ended June 30, 2011 as compared to the same period in 2010.

Other revenue increased approximately 35% for the six months ended June 30, 2011 as compared to the same period in 2010.  The increase related primarily to revenue recognized as a result of the termination of our Open Range contract.  This increase was offset by a decrease in engineering services revenue recognized in 2010 that did not recur in 2011.

Subscriber Equipment Sales

Three Months: Duplex equipment sales decreased by approximately 11%, for the three months ended June 30, 2011 from the same period in 2010.  Our Duplex equipment sales have remained consistent due primarily to competitive pricing programs put into place after the first launch of our second-generation satellites in 2010, which were partially offset by the effect on our Duplex business from our two-way communication issues.

SPOT equipment sales decreased approximately 14% for the three months ended June 30, 2011 from the same period in 2010. The decrease is related primarily to higher sales related to the release of our SPOT 2 Satellite GPS Messenger in 2010, which was partially offset by the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011.

Simplex equipment sales increased approximately 171% for the three months ended June 30, 2011 from the same period in 2010. The increase is due primarily to increased demand for our M2M products and the timing of orders received by certain customers, which accelerated the number of units sold in the current period resulting in increased equipment sales.

Six Months: Duplex equipment sales increased by approximately 7%, for six months ended June 30, 2011 from the same period in 2010. Our Duplex equipment sales have remained consistent due primarily to competitive pricing programs put into place after the first launch of our second-generation satellites in 2010, which were partially offset by the effect on our Duplex business from our two-way communication issues.

SPOT equipment sales decreased approximately 12% for the six months ended June 30, 2011 from the same period in 2010. The decrease is related primarily to higher sales related to the release of our SPOT 2 Satellite GPS Messenger in 2010, which was offset partially by the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011.

Simplex equipment sales increased approximately 102% for the six months ended June 30, 2011 from the same period in 2010. The increase is due primarily to increased demand for our M2M products and the timing of orders received by certain customers, which accelerated the number of units sold in the current period resulting in increased equipment sales.

Operating Expenses

Three Months: Total operating expenses increased $9.2 million, or approximately 35%, to $35.8 million for the three months ended June 30, 2011 from $26.6 million for the same period in 2010.  We attribute this increase to higher depreciation expense as a result of six second-generation satellites coming into service during the fourth quarter 2010 and the first quarter 2011 and increased marketing, general, and administrative expenses due to increased legal fees incurred in the second quarter of 2011.

Six Months: Total operating expenses increased $16.0 million, or approximately 32%, to $66.8 million for the six months ended June 30, 2011 from $50.8 million for the same period in 2010.  We attribute this increase to higher depreciation expense as a result of six second-generation satellites coming into service during the fourth quarter 2010 and the first quarter 2011 and increased marketing, general, and administrative expenses related to reductions in stock-based compensation due to forfeitures in the first quarter of 2010 that did not recur in the same period in 2011 and increased legal fees incurred in the second quarter of 2011.

Cost of Services
Three and Six Months: Cost of services increased $0.3 million, or approximately 5%, to $7.3 million for the three months ended June 30, 2011 from $7.0 million during the same period in 2010 and decreased $0.2 million, or approximately 2%, to $14.4 million for the six months ended June 30, 2011 from $14.6 million during the same period in 2010. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature.

Cost of Subscriber Equipment Sales
Three Months: Cost of subscriber equipment sales increased $0.5 million, or approximately 13%, to $4.0 million for the three months ended June 30, 2011 from $3.5 million for the same period in 2010. This increase was due to increases in equipment revenue (19%) for the same period and sales of higher margin SPOT and Simplex equipment, which was offset partially by increased warranty expense recognized due to the release of other SPOT consumer retail products during 2010 and the first quarter of 2011.

Six Months: Cost of subscriber equipment sales increased $0.8 million, or approximately 14%, to $6.8 million for the six months ended June 30, 2011 from $6.0 million for the same period in 2010. This increase was due to increases in equipment revenue (24%) for the same period and sales of higher margin SPOT and Simplex equipment, which was offset partially by a reduction in product margins due to competitive pricing initiatives, as well as increased warranty expense recognized due to the release of other SPOT consumer retail products during 2010 and the first quarter of 2011.

Marketing, General and Administrative
Three Months: Marketing, general and administrative expenses increased $1.5 million, or approximately 14%, to $11.6 million for the three months ended June 30, 2011 from $10.1 million for the same period in 2010.  The increase was due primarily to both cash and non-cash legal fees incurred as a result of a settlement in the second quarter of 2011.

Six Months: Marketing, general and administrative expenses increased $3.4 million, or approximately 19%, to $21.7 million for the six months ended June 30, 2011 from $18.3 million for the same period in 2010. This increase was related primarily to reductions in stock-based compensation due to forfeitures in the first quarter of 2010 that did not recur in the same period in 2011 in addition to both cash and non-cash legal fees incurred in the second quarter of 2011.

Depreciation, Amortization and Accretion
Three and Six Months: Depreciation, amortization, and accretion expense increased $6.8 million, or approximately 114%, to $12.8 million for the three months ended June 30, 2011 from $6.0 million for the same period in 2010 and increased $11.5 million, or approximately 97%, to $23.4 million for the six months ended June 30, 2011 from $11.9 million for the same period in 2010. The increases relate primarily to additional depreciation expense for the six second-generation satellites placed into service during the fourth quarter of 2010 and the first quarter of 2011.  Additional increases relate to the expense related to the reduction in the useful lives of our eight spare satellites from 8 years to 6.5 years in the fourth quarter of 2010 based on changes in the probability of functionality of the six satellites launched in 2007 to continue to provide Duplex services.

Other Income (Expense)

Derivative Gain (Loss)
Three and Six Months: Derivative gain increased by $12.0 million to a gain of $3.9 million for the three months ended June 30, 2011 compared to the same period in 2010 and decreased by $43.3 million to a gain of $10.3 million for the six months ended June 30, 2011 compared to the same period in 2010. These gains are due to the fair value adjustment to our derivative assets and liabilities. The increase was due primarily to decreases in our stock price during the period.

Other
Three and Six Months: Other income (expense) increased by $1.2 million to income of $0.1 million for the three months ended June 30, 2011 as compared to expense of $1.1 million for the same period in 2010 and increased by $3.2 million to income of $1.3 million for the six months ended June 30, 2011 as compared to expense of $1.9 million for the same period in 2010.  These increases are primarily due income related to foreign currency gains in the current period in addition to losses recognized on equity method investments in 2010 that did not recur in the same period in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are the remaining funds available under our Facility Agreement, cash on hand (which includes recently obtained financing), cash flows (if any) from operations, our contingent equity account, and funds from financing not yet arranged.  Our principal liquidity requirements are to meet capital expenditure needs, including procuring and deploying our second-generation constellation, next-generation ground, operating costs, working capital, and research and development.  We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

Cash Flows for the Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

The following table shows our cash flows from operating, investing, and financing activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net cash used by operating activities	$(5,485)	$(6,232)
Net cash used in investing activities	(65,228)	(130,777)
Net cash from financing activities	61,454	155,409
Effect of exchange rate changes on cash	330	907

Net increase (decrease) in cash and cash equivalents	$(8,929)	$19,307

Cash Flows Used by Operating Activities
The decrease in cash used by operating activities was primarily the result of the change in loss from operations resulting from revenue growth and operating expense savings during the six months ended June 30, 2011, as compared to the same period in 2010. We continued to use cash to fund cash operating losses (operating losses after adjustments for non-cash expenses including depreciation, amortization, accretion, stock based compensation, impairment of assets, and changes in the fair values of derivative assets and liabilities).

Cash Flows Used in Investing Activities
The decrease in cash used during the six months ended June 30, 2011 when compared to the same period in 2010 was primarily the result of decreased payments related to the construction of our second-generation constellation as the first 24 of the second-generation satellites neared completion.

We will continue to incur capital expenditures to complete the construction and launch of our second-generation satellite constellation and upgrade our gateways and other ground facilities. We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. These capital expenditures will support our growth and the resiliency of our operations and will also support the delivery of new revenue streams.

Cash Flows Provided by Financing Activities
The decrease in cash provided by financing activities was due primarily to lower funding needs related to the construction of our second-generation satellites and related ground facilities as they near completion. We funded these activities by borrowing under our Facility Agreement and the sale of the 5.0% Notes. We spent approximately $57.9 million on these projects during the six months ended June 30, 2011 compared to approximately $128.6 million during the same period in 2010.

Capital Expenditures

Management’s Plan Regarding Future Operations

As discussed in footnote 2 to our financial statements, we do not currently have sufficient cash or financing commitments to meet our existing contractual obligations and funding requirements over the next twelve months.  We have developed a plan to obtain financing for certain contractual commitments, complete the launch of 24 second-generation satellites, obtain the required licensing to operate the second-generation satellites, and improve operations.  We cannot assure you this plan will be implemented successfully.

As previously announced, one of the six second-generation satellites launched in October 2010 has experienced an in-orbit anomaly associated with its momentum wheels.  In July 2011, the spare wheel that had allowed the satellite to remain in service also experienced an anomaly, which required us to place the satellite into a “safe hold” mode.  In this mode the satellite remains stable in its operational orbit while a potential solution, involving a firmware update, is developed.  but the satellite is not currently providing communication services.  We are working with Thales to develop a solution that will allow the satellite to be placed back into service.  We can provide no assurance that a satisfactory solution will be developed.

Additionally, we are currently in arbitration with Thales to define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule, if any.  The outcome of this arbitration will impact the cost and timing of procuring and deploying the additional second-generation satellites which may be needed to maintain our second-generation constellation, in order to provide high quality continuous coverage.

If we are unable to develop a solution for the momentum wheel issues, receive a favorable outcome on the Thales arbitration, or obtain additional funds from proceeds of future debt or equity financings over the next 12 months, our ability to continue to execute our plan will be adversely impacted.

24 Second-Generation Satellites
We have entered into various agreements related to procuring and deploying the 24 satellites of our second-generation constellation.  We plan to fund the balance of the capital expenditures for 24 second-generation satellites through the use of the remaining funds available under our Facility Agreement, cash on hand (which includes recently obtained financing), cash flows from operations (if any), our contingent equity agreement, and other financing not yet arranged. We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

We present in the following table the amount of capital expenditures incurred as of June 30, 2011 and estimated future capital expenditures related to the construction of 24 satellites of our second-generation constellation and the launch services contract (in millions, based on when cash payment is scheduled to be made, excluding capitalized interest):

	Payments through June 30,	Estimated Future Payments
Capital Expenditures	2011	Remaining 2011	First 6 Months of 2012	Second 6 Months of 2012	Thereafter	Total
Thales Alenia Second-Generation Satellites	$610	$13	$1	$—	$—	$624
Thales Alenia Satellite Operations Control Centers	15	—	—	—	—	15
Arianespace Launch Services	202	14	—	—	—	216
Launch Insurance	22	18	—	—	—	40
Other Capital Expenditures and Capitalized Labor	32	3	1	—	—	36
Total	$881	$48	$2	$—	$—	$931

As of June 30, 2011, $6.1 million of the remaining 2011 capital expenditures were recorded in accounts payable and accrued expenses.

Next-Generation Gateways and Other Ground Facilities
We have also entered into various agreements related to upgrading our gateways and other ground facilities. We plan to fund the balance of the capital expenditures for our next-generation gateways and other ground facilities through cash flows from operations (if any), recently obtained financing, and proceeds from additional debt or equity financings not yet arranged.  If we do not obtain such funds from cash flows from operations and from the proceeds of future debt or equity financings over the next 12 months, our ability to continue to procure the upgrade of our next-generation gateways and other ground facilities will be impaired.  If future cash flows from operations are below our expectations or the costs of procurement are higher than expected, we will require more external funding than planned.  We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all.  We have not yet entered into any additional debt or equity financing arrangements.  If we are not able to secure such funding, we would need to delay some or all of the procurement or terminate the existing contractual obligations.  If we were to terminate our existing contractual obligations, the costs incurred to date may not be recoverable and additional termination costs may be incurred.

The amount of actual and contractual capital expenditures related to upgrading our gateways and other ground facilities, is presented in the table below (in millions, based on when cash payment is scheduled to be made, excluding capitalized interest):

	Payments through June 30,	Estimated Future Payments
Capital Expenditures	2011	Remaining 2011	First 6 Months of 2012	Second 6 Months of 2012	Thereafter	Total
Hughes next-generation ground component (including research and development expense)	$50	$38	$6	$10	$—	$104
Oceus Networks- next-generation ground network	2	—	10	11	5	28
Total	$52	$38	$16	$21	$5	$132

In March 2011, we entered into an agreement with Hughes which extended to July 31, 2011 the deadline for us to make certain scheduled payments previously due prior to July 31, 2011.  The deferred payments incurred interest at the rate of 10% per annum.  Neither we nor Hughes terminated the contract by July 31, 2011. Although we did not make the required payments, we are currently in negotiations with Hughes to modify the contract payment terms, but we cannot provide any assurance that this will be achieved.  As of June 30, 2011, we had recorded $18.8 million in accounts payable related to these required payments and had incurred and capitalized $63.5 million of costs related to this contract, which is recorded as an asset in property and equipment.  If we are unable to successfully modify the contract payment terms, we may be required to record an impairment charge.

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

As of June 30, 2011, $19.7 million of the remaining 2011 capital expenditures are recorded in accounts payable and accrued expenses. The above table does not include other possible capital expenditures or capitalized labor.

Additional Second-Generation Satellites
Although we have a contract with Thales to construct additional satellites, we are currently in arbitration with Thales to define a new quantity of satellites with associated terms and conditions, including adjustments to price and schedule, if any.  We have previously paid Thales €12.0 million for the procurement of certain long-lead time components and parts for six of these satellites and prepaid €53.0 million for these satellites. We requested and have received formal assurance from Thales that this arbitration will not affect any work being performed pursuant to the Contract regarding manufacturing and delivery of the remaining first 24 satellites.  The amount of actual and contractual capital expenditures in the original contract related to the construction of the additional satellites of our second-generation constellation is $318.8 million.  These contractual capital expenditures do not include launch services, launch insurance and other capital expenditures and capitalized labor which have not been finalized at this time.  Thales currently seeks a declaration and award of termination charges of €60.5 million, alleging that we have terminated a portion of the 2009 Contract for convenience.

If we do not obtain funds from cash flows from operations and future debt or equity financings, our ability to procure the additional satellites of our second-generation constellation will be impaired.  If future cash flows from operations are below our expectations or the costs of procurement are higher than expected, we will require even more external funding than planned.  Our ability to obtain additional funding may be adversely impacted by a number of factors, including the global economic situation and related credit markets.  We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all.  We have not yet entered into any additional debt or equity financing arrangements. If we are not able to secure such funding, we would need to delay some or all of the procurement or terminate the existing contractual obligations.  If we were to terminate our existing contractual obligations, we may incur additional termination costs.

Cash Position and Indebtedness

As of June 30, 2011, our total cash and cash equivalents were $24.1 million, our cash available under our Facility Agreement was $10.4 million and we had total indebtedness of $707.0 million compared to total cash and cash equivalents, cash available under our Facility Agreement and total indebtedness at December 31, 2010 of $33.0 million, $26.7 million, and $664.5 million, respectively.

The amount of estimated future principal and interest payments on our indebtedness through 2012 is presented in the table below (in millions, based on when cash payment is scheduled to be made):

Principal and Interest Payments (1)	Remaining 2011	First 6 Months of 2012	Second 6 Months of 2012	Total Through 2012
Facility Agreement (2)	$—	$32	$25	$57
5.00% Convertible Senior Unsecured Notes	—	—	—	—
8.00% Convertible Senior Unsecured Notes	—	—	—	—
5.75% Convertible Senior Unsecured Notes (3)	2	2	2	6
Subordinated Loan	—	—	—	—
Total	$2	$34	$27	$63

(1)
All of the indebtedness may be accelerated upon default of related covenants. See “Note 4: Borrowings” of the Consolidated Financial Statements in this Report.  Amounts do not include principal to be paid in common stock or payment in kind interest.

(2)	Approximately $586 million of our debt bears interest at a floating rate and, accordingly, we estimated our interest costs in future years.

(3)
The Facility Agreement requires that we fund the 5.75% convertible note reserve account by March 1, 2012 equal to 50% and by March 1, 2013 equal to 100% of the notional purchase price of the 5.75% Notes to secure our obligations.  As of June 30, 2011, the estimated notional purchase price was $71.8 million, which we assume will be paid in 2013.  However, failure to fund this account if excess cash flow, as defined, is not available is not an event of default under the Facility Agreement.

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

Our Facility Agreement requires that the conditional permanent U.S. license received by us on March 18, 2011 be in full force not later than August 31, 2011, which requires the registration of our second-generation satellites by France under the Outer Space Treaty and the UN Convention on Registration of Objects Launched into Outer Space. The Facility Agreement includes a provision that failing to provide the permanent license would constitute an event of default. We anticipate a final decision by the French agencies on or before September 25, 2011, however, we can provide no assurance that the conditional permanent U.S. license will be in full force and effect by August 31, 2011.

Short Term Liquidity Needs

At July 1, 2011, our principal short-term liquidity needs were:

•	to make payments to complete the procurement of 24 second-generation satellites;

•	to make payments related to our three remaining launches for the remaining 18 of the 24 second-generation satellites;

•	to fund our working capital;

•	to fund repayment of our indebtedness, both principal and interest;

•	to fund future operations; and

•	to make payments to procure and deploy additional second-generation satellites and to upgrade our gateways and other ground facilities.

We plan to fund our short-term liquidity requirements from the following sources:

•	cash on hand at June 30, 2011 ($24.1 million);

•	cash from our Facility Agreement ($10.4 million was available at June 30, 2011);

•	additional debt and equity offerings not yet arranged;

•	cash available under our contingent equity account ($60.0 million was available at June 30, 2011); and

•	operating cash flows (if any).

We do not have sufficient cash or financing commitments to meet our existing contractual obligations and funding requirements over the next 12 months.

Long Term Liquidity Needs

Our principal long-term liquidity needs are:

•	to make payments to procure and deploy our additional second-generation satellites and upgrading our gateways and other ground facilities;

•	to fund our working capital and operations, including any growth in our business; and

•	to fund repayment of our indebtedness, both principal and interest, when due.

We expect sources of long-term liquidity to include the exercise of warrants and other additional debt and equity financings which have not yet been arranged. We cannot assure you that sufficient additional financing will be obtained on acceptable terms, if at all.  We also expect cash flow from operations to be a source of long-term liquidity once we have fully deployed our second-generation satellite constellation.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2011, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three and six months ended June 30, 2011.

(b) Changes in internal control over financial reporting.
As of June 30, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The information included under the heading “Arbitration and Litigation” in Note 12 to the Unaudited Interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission ("SEC"), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. With exception of the risks amended and restated below, there have been no material changes to the risk factors disclosed in Part I. Item 1A."Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Our Facility Agreement contains events of default for failing to achieve certain milestones with respect to our second-generation satellites that may limit our operating and financial flexibility.

We have launched twelve of the 24 second-generation satellites (six satellites were launched in both July 2011 and October 2010), and plan to complete the two remaining launches of six satellites each before the end of 2011.

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

As a result of the degradation of our first-generation satellites, our customers currently are unable to access our two-way communications service at all times and places. Our ability to generate revenue and positive cash flow, at least until our second-generation constellation is deployed and begins to generate revenue, will depend upon several factors, including:

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

Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation constellation. In order to do so, we are dependent on third parties to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated, changes in the technical specifications of the satellites and other unforeseen circumstances such experiencing anomalies after the new satellites are placed into service . For example, when we entered into the contracts with Thales Alenia Space, our satellite manufacturer, we anticipated launch of our second-generation satellites beginning in the first quarter of 2010 into late 2010. However, delivery of our satellites has been delayed due to earthquake damage to the Thales Alenia Space assembly facility in L'Aquila, Italy, and this, along with other factors, has delayed our launch schedule. The first two launches of six second-generation satellites took place in October 2010 and July 2011 and the remaining two launches are expected to occur by the end of 2011.  Further, one of the second-generation satellites launched in October 2010 has experienced an anomaly with its momentum wheels that has caused us to place it into “safe mode” while a solution for the problem is explored and another satellite launched in October 2010 has experienced a similar anomaly, but is currently providing full services. Should we experience additional launch delays or additional momentum wheel or other anomalies that impact the operation of our second-generation satellites, our operations and business plan will be materially adversely affected.

Item 6. Exhibits

Exhibit Number	Description
4.1	Third Supplemental Indenture dated as of June 14, 2011 between Globalstar, Inc. and U.S. Bank, National Association (Exhibit 4.1 to Current Form on Form 8-K/A filed June 21, 2011)

4.2	Form of 5.0% Convertible Senior Unsecured Note (Exhibit 4.2 to Current Form on Form 8-K/A filed June 21, 2011)

4.3	Subsidiary Guaranty dated as of June 14, 2011 between Globalstar, Inc., certain of its subsidiaries and U.S. Bank, National Association (Exhibit 4.3 to Current Form on Form 8-K/A filed June 21, 2011)

4.4	Form of Common Stock Purchase Warrant (Exhibit 4.4 to Current Form on Form 8-K/A filed June 21, 2011)

10.1	Subscription Agreement dated June 14, 2011 (Exhibit 10.1 to Current Form on Form 8-K/A filed June 21, 2011)

10.2	Voting Agreement dated June 14, 2011 among Thermo Funding Company LLC, its affiliates and the Company (Exhibit 10.2 to Current Form on Form 8-K/A filed June 21, 2011)

10.3	Registration Rights Agreement dated June 14, 2011 (Exhibit 10.3 to Current Form on Form 8-K/A filed June 21, 2011)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: August 5, 2011
James Monroe III
Chief Executive Officer

By:
/s/ Dirk Wild
Date: August 5, 2011
Dirk Wild
Senior Vice President and Chief Financial Officer