Form 10-Q/A
period 2011-06-30
Globalstar, Inc.
filed 2011-08-12
CIK 1366868

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description
4.1	Third Supplemental Indenture dated as of June 14, 2011 between Globalstar, Inc. and U.S. Bank, National Association (Exhibit 4.1 to Current Form on Form 8-K/A filed June 21, 2011)

4.2	Form of 5.0% Convertible Senior Unsecured Note (Exhibit 4.2 to Current Form on Form 8-K/A filed June 21, 2011)

4.3	Subsidiary Guaranty dated as of June 14, 2011 between Globalstar, Inc., certain of its subsidiaries and U.S. Bank, National Association (Exhibit 4.3 to Current Form on Form 8-K/A filed June 21, 2011)

4.4	Form of Common Stock Purchase Warrant (Exhibit 4.4 to Current Form on Form 8-K/A filed June 21, 2011)

10.1	Subscription Agreement dated June 14, 2011 (Exhibit 10.1 to Current Form on Form 8-K/A filed June 21, 2011)

10.2	Voting Agreement dated June 14, 2011 among Thermo Funding Company LLC, its affiliates and the Company (Exhibit 10.2 to Current Form on Form 8-K/A filed June 21, 2011)

10.3	Registration Rights Agreement dated June 14, 2011 (Exhibit 10.3 to Current Form on Form 8-K/A filed June 21, 2011)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an Exhibit to our original report on Form 10-Q for the quarter ended June 30, 2011, filed August 5, 2011.
** Filed herewith.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

/s/ James Monroe III

Date: August 11, 2011	James Monroe III
Chief Executive Officer

/s/ Dirk Wild

Date: August 11, 2011	Dirk Wild
Senior Vice President and Chief Financial Officer