Form 10-Q
period 2011-09-30
Globalstar, Inc.
filed 2011-11-09
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, 294,771,836 shares of voting common stock and 19,275,750 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.
TABLE OF CONTENTS

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues:
Service revenues	$14,198	$13,389	$41,774	$38,751
Subscriber equipment sales	3,989	4,834	13,666	12,665
Total revenues	18,187	18,223	55,440	51,416
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,332	7,995	22,684	22,587
Cost of subscriber equipment sales	2,871	3,329	9,321	9,317
Reduction in the value of equipment	979	-	1,401	61
Reduction in the value of assets	3,038	-	3,484	-
Marketing, general, and administrative	12,249	12,911	34,004	31,245
Depreciation, amortization, and accretion	12,106	7,301	35,512	19,164
Total operating expenses	39,575	31,536	106,406	82,374
Loss from operations	(21,388)	(13,313)	(50,966)	(30,958)
Other income (expense):
Interest income	3	63	14	402
Interest expense, net of amounts capitalized	(1,235)	(1,202)	(3,613)	(3,794)
Derivative gain (loss)	23,793	(9,150)	34,090	(42,185)
Other	(1,876)	(883)	(573)	(2,742)
Total other income (expense)	20,685	(11,172)	29,918	(48,319)
Loss before income taxes	(703)	(24,485)	(21,048)	(79,277)
Income tax (benefit) expense	(22)	8	167	107
Net loss	$(681)	$(24,493)	$(21,215)	$(79,384)
Loss per common share:
Basic	$(0.00)	$(0.09)	$(0.07)	$(0.28)
Diluted	(0.00)	(0.09)	(0.07)	(0.28)
Weighted-average shares outstanding:
Basic	295,513	287,502	294,519	281,701
Diluted	295,513	287,502	294,519	281,701

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	(Unaudited) September 30, 2011	(Audited) December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,080	$33,017
Restricted cash	—	2,064
Accounts receivable, net of allowance of $8,781 (2011) and $5,971 (2010)	13,220	13,671
Inventory	50,003	55,635
Advances for inventory	9,367	9,431
Prepaid expenses and other current assets	7,021	5,061
Total current assets	85,691	118,879
Property and equipment, net	1,205,535	1,150,470
Restricted cash	46,777	34,276
Deferred financing costs	54,411	59,870
Intangible and other assets, net	14,385	23,313
Total assets	$1,406,799	$1,386,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,711	$—
Accounts payable	32,442	26,434
Accrued expenses	32,264	48,162
Payables to affiliates	210	710
Deferred revenue	18,539	19,150
Total current liabilities	100,166	94,456

Long-term debt	701,169	664,543
Employee benefit obligations	4,240	4,727
Derivative liabilities	28,794	60,819
Deferred revenue	4,422	3,875
Other non-current liabilities	16,904	22,970
Total non-current liabilities	755,529	756,934
Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2011 and December 31, 2010:
Series A Preferred Convertible Stock of $0.0001 par value; One share authorized and none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 294,743,000 and 290,683,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	29	29
Nonvoting Common Stock of $0.0001 par value; 135,000,000 shares authorized and 19,276,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	2	2
Additional paid-in capital	773,495	736,455
Accumulated other comprehensive loss	(409)	(268)
Retained deficit	(222,013)	(200,800)
Total stockholders’ equity	551,104	535,418
Total liabilities and stockholders’ equity	$1,406,799	$1,386,808

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:

Net loss	$(21,215)	$(79,384)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	35,512	19,164
Change in fair value of derivative assets and liabilities	(34,090)	42,185
Stock-based compensation expense	1,908	43
Amortization of deferred financing costs	2,734	2,536
Provisions for bad debt	2,245	368
Contingent reimbursements	1,853	—
Impairment of assets and equipment	4,885	61
Loss on equity method investments	315	2,627
Foreign currency and other, net	1,254	0
Changes in operating assets and liabilities:
Accounts receivable	(1,955)	(2,960)
Inventory	3,240	(164)
Prepaid expenses and other current assets	(1,395)	232
Other assets	(831)	921
Accounts payable	(703)	1,596
Payables to affiliates	(500)	142
Accrued expenses and employee benefit obligations	(1,499)	2,837
Other non-current liabilities	(2,546)	750
Deferred revenue	(62)	1,096
Net cash used in operating activities	(10,850)	(7,688)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(71,212)	(157,383)
Property and equipment additions	(2,385)	(5,473)
Investment in businesses	(500)	(1,110)
Restricted cash	(10,436)	2,064
Net cash used in investing activities	(84,533)	(161,902)
Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	526	6,249
Borrowings from Facility Agreement	18,659	153,055
Proceeds from the issuance of 5.0% convertible notes	38,000	—
Borrowings from subordinated loan agreement	12,500	—
Payment of deferred financing costs	(925)	—
Net cash from financing activities	68,760	159,304
Effect of exchange rate changes on cash	(314)	(143)
Net decrease in cash and cash equivalents	(26,937)	(10,429)
Cash and cash equivalents, beginning of period	33,017	67,881
Cash and cash equivalents, end of period	$6,080	$57,452
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$19,097	$14,761
Income taxes	$82	$108
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and launch costs	$3,992	$42,070
Increase in capitalized accrued interest for second-generation satellites and launch costs	$1,117	$5,217
Capitalization of the accretion of debt discount and amortization of prepaid finance costs	$17,962	$22,351
Payments made in Common Stock	$3,539	$1,811
Reduction in assets and liabilities due to note conversion	$1,538	$7,685
Conversion of convertible notes into common stock	$1,000	$4,239
Conversion of contingent equity account derivative liability to equity	$5,955	$11,940
Value of warrants issued in connection with the contingent equity account loan fee	$8,318	$8,510
Recognition of a beneficial conversion feature on long-term debt	$17,100	$—
Value of warrants issued in connection with raising capital and debt	$8,081	$—
Recognition of contingent reimbursements	$1,852	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year or any future period.

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

The Company has generated operating losses and negative operating cash flows for the nine months ended September 30, 2011 and for each of the previous three years.  The Company’s first-generation satellite constellation has deteriorated over time resulting in substantially reduced ability to provide reliable two-way voice and data communication service (“Duplex”), and accordingly, the Company’s operations have been adversely affected.  Based on currently available cash and financing commitments, the Company does not have sufficient liquidity to meet its existing contractual obligations and funding requirements over the next 12 months and, therefore, must obtain additional financing.   The Company has developed a plan to improve operations; complete the launch of 24 second-generation satellites; complete the development, construction, and activation of additional second-generation satellites and next generation ground upgrades; and obtain additional financing as described below.

Improved Operations

 As of September 30, 2011, Management had completed the relocation of its corporate headquarters, product development center, customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications to one location; obtained the required licensing to activate its ground stations in North America to send and receive call traffic with the second-generation satellites; and improved the Company’s cost structure by reducing headcount and other operating costs.

Management has begun several initiatives designed to increase revenues and further reduce operating costs of the business, which include: marketing its Duplex products and services to increase both average revenue per user (“ARPU”) and the number of Duplex subscribers (which depends upon successfully completing the launches of the remaining second-generation satellites and mitigating the momentum wheel issues on the second-generation satellites discussed below); introducing, marketing, and selling products (including the Company’s Duplex, SPOT, and Simplex products targeted to the consumer and enterprise markets, respectively) to expand the Company’s subscriber base and increase revenues; and continuing to restructure operations by reducing costs in underperforming markets and consolidating resources around the world to operate its network more efficiently.

Completion of the Launch of 24 Second-Generation Satellites and Procurement of Additional Second-Generation Satellites

The success of the Company’s plan to increase revenues depends upon the successful completion of the launch of the second-generation satellites and maintenance of a healthy constellation post-launch.  The Company has launched 12 of the first 24 second-generation satellites (six satellites were launched in both July 2011 and October 2010).  Certain of the second-generation satellites that have already been launched have experienced in-orbit anomalies associated with their momentum wheels. The Company is currently working with Thales Alenia Space (“Thales”) to develop a solution to the problem.  The Company cannot guarantee that a successful solution will be found and one or more satellites may not provide reliable service going forward. (See Note 3 for further description of the anomalies related to the second-generation satellites and the factors impacting the timing of the remaining launches.)  The remaining two launches of six satellites each were previously delayed due to issues with the Soyuz launch vehicle. The launch campaign has been scheduled to resume in December 2011; however the launch dates may change due to factors beyond Globalstar’s control, including continued review of the momentum wheel issue.  Any delay or satellite operation issues, regardless of the cause, may adversely affect Globalstar’s results of operations, cash flow and financial condition.

 The Company plans to integrate the 24 second-generation satellites with the eight first-generation satellites that were launched in 2007 to form its second-generation constellation.  The eight first-generation satellites are providing Duplex, SPOT and Simplex services; however, the Company expects that these satellites will experience degradation similar to the degradation experienced by the initial constellation and that they will no longer be capable of providing reliable Duplex service beyond 2013. Certain of the eight first-generation satellites are experiencing the initial stages of degradation and are not providing service at this time.

The Company has a contract with Thales to construct additional second-generation satellites at fixed pricing.  These additional second-generation satellites are intended to replace the eight first-generation satellites when they are no longer capable of providing reliable Duplex service, and can also serve as replacement satellites should the in-orbit anomalies experienced by the second-generation satellites already launched require that certain satellites be de-orbited. The Company is currently in arbitration with Thales to determine if the Company can enforce certain rights under this contract to place an order for additional second-generation satellites, and if so at what pricing.  (See Note 12 for a further description of the arbitration.)

If the Company is unable to develop a solution for the momentum wheel issues, complete the launch of the remaining 12 second-generation satellites in a reasonable timeframe, or receive a favorable outcome in the Thales arbitration, its ability to continue to execute its business plan will be adversely affected.

Next Generation Ground Upgrades

The Company has focused on constructing, developing, and ultimately activating the next generation constellation, ground stations and equipment. The Next Generation Ground Upgrades were developed to improve the performance of the company’s current lineup of Duplex, SPOT, and Simplex products and services and replace the aging ground network currently in place.   The Company plans to integrate the Next Generation Ground Upgrades with its Second-Generation Constellation.   As a result, as of September 30, 2011, the Company is committed to several significant contracts for the construction, development and deployment of these assets.  The Company continues to seek to amend these contracts to provide the Company with additional options to defer cash outlays until it can obtain additional capital to pay for these commitments to purchase these assets.

In March 2011, the Company entered into an agreement with Hughes Network Systems, LLC (“Hughes”) which extended to July 31, 2011 the deadline for the Company to make certain scheduled payments previously due.  In October 2011, after a $5.0 million payment from the Company to Hughes against amounts outstanding, the Company entered into an additional amended agreement with Hughes to further extend to December 31, 2011 the deadline for the Company to make the required payments.   Additionally, the Company entered into an agreement with Ericsson, Inc. (the contract was transferred from Oceus Networks) which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for the Company to make scheduled milestone payments which were previously due at various times during 2011. (See Note 3 for a further description of the contract amendments.)

If the Company is unable to continue to modify successfully the contract payment terms or obtain additional capital to pay these obligations as they became due, its ability to continue to execute its business plan will be adversely affected.

Obtain Additional Financing

The Company has cash on hand ($6.1 million as of September 30, 2011) and use of the remaining funds ($8.0 million as of September 30, 2011) available under the Facility Agreement (which are restricted to paying its satellite manufacturer).  The Company intends to seek additional financing not yet arranged to fund the completion of the launch of the first 24 second-generation satellites, additional second-generation satellites, and next generation ground upgrades and operations.  Although the Company has been successful in raising capital thus far, there can be no assurance that it will be successful in acquiring such financing in the future.

The Company has a contingent equity agreement (see Note 4) entered into with Thermo in 2009 in conjunction with the close of the Facility Agreement.  The Company may use funds in the contingent equity account ($60 million as of September 30, 2011) to pay operating expenses, inventory purchases, taxes, maintenance, principal and interest payments under the Credit Facility and certain other budgeted costs.  In addition, as amended on September 30, 2011, the Company may use funds in the contingent equity account to pay capital expenditures related to the completion and launch of 25 second-generation satellites, provided that, if the funds are used for capital expenditures, the Company must raise proceeds from equity or subordinated loans in the same amount as the proposed contingent equity withdrawal.

On November 3, 2011, the Company drew $5.4 million of the $60.0 million contingent equity account and issued Thermo 11.4 million shares of common stock consistent with the terms of the contingent equity agreement.  The Company intends to continue to make draws in the fourth quarter of 2011 and in 2012 to fund certain operating expenses, inventory purchases, and interest payments.  However, the Company will not be permitted to draw funds from the contingent equity account without lender approval if an event of default has occurred. The Company intends to use the cash collected from operations to fund a portion of the remaining capital expenditures for its third and fourth launches of second-generation satellites.

If the Company is unable to obtain additional capital from additional debt or equity financings over the next 12 months, its ability to continue to execute its business plan will be adversely affected.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Globalstar System:
Space component	$472,755	$171,888
Ground component	49,247	49,818
Construction in progress:
Space component	702,627	933,806
Ground component	79,813	60,350
Other	1,039	2,794
Internally developed and purchased software	13,669	14,141
Equipment	12,300	11,480
Land and buildings	4,185	4,359
Leasehold improvements	1,399	1,406
	1,337,034	1,250,042
Accumulated depreciation	(131,499)	(99,572)
	$1,205,535	$1,150,470

 Capital Expenditure Contracts

The following table summarizes the total contract price of the Company’s capital expenditure contracts (in thousands):

Contract
Price
Thales Alenia second-generation satellites (Phase 1 and 2) and satellite operations control center	$638,618
Arianespace launch services	216,000
Launch insurance	39,903
Hughes next-generation ground component	104,375
Ericsson next-generation ground network	28,253
Total	$1,027,149

As of September 30, 2011, the Company has incurred $941.8 million of costs under these contracts.  Of the amounts incurred, the Company has capitalized $936.3 million and expensed $5.5 million.

Second-Generation Satellites

The Company and Thales have entered into a contract for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has launched 12 of the 24 second-generation satellites (six satellites were launched in both July 2011 and October 2010). The remaining two launches of six satellites each were previously delayed due to issues with the Soyuz launch vehicle. The launch campaign has been scheduled to resume in December 2011; however the launch dates may change due to factors beyond Globalstar’s control, including continued review of the momentum wheel issue.

In August 2011, the Company received its final authorization to operate its second-generation satellite constellation. The French Ministry commenced the process to register the satellites with the United Nations under the Convention on Registration of Objects Launched into Outer Space. As a result, the Company activated its ground stations in North America to send and receive call traffic with the second-generation satellites, thus improving coverage availability for the Company’s Duplex customers in that region.

The Company’s second-generation satellites were designed with four momentum wheels.  The design requires three functioning momentum wheels for operations and one momentum wheel is redundant (a non-operating wheel acting as a spare on the satellite in space).  Momentum wheels are flywheels used to provide attitude control and stability on spacecraft.

As previously announced, one of the six second-generation satellites launched in October 2010 has experienced an in-orbit anomaly associated with its momentum wheels.  In July 2011, the spare wheel also experienced a similar anomaly, which then required the Company to place the satellite into a “safe hold” mode.  In this mode the satellite remains stable in its operational orbit while a potential solution, involving a firmware update, is developed.  This satellite is not currently providing communication services. One additional second-generation satellite launched in October 2010 has experienced a similar anomaly, but is currently providing full communication services.  Additional satellites in the first batch of six satellites could also be impacted by the similar anomaly.

In October 2011, Thales informed the Company that it had identified further momentum wheel issues that could impact the six second-generation satellites launched in July 2011 and the six satellites launched in October 2010.

The Company is working with Thales to develop a software solution that will allow the satellites to operate with two momentum wheels instead of the designed three.  At this time, the Company can provide no assurance that a satisfactory solution will be developed.  If the Company is unable to develop and implement a solution to resolve these anomalies, it would record an impairment charge for the satellites that are no longer capable of providing communication services.  If the Company is able to develop and implement a solution, it can provide no assurance that the solution would allow the satellites with only two functioning momentum wheels to provide full communication service over its designed 15-year life.  As of September 30, 2011, the gross cost of each of these satellites is approximately $43.1 million.

The Company also has a contract with Thales to construct additional second-generation satellites at a fixed price. The Company is currently in arbitration with Thales to enforce certain rights under this contract under which the Company has placed for additional satellites.  (See Note 12.)

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

In March 2011, the Company entered into an agreement with Hughes which extended to July 31, 2011 the deadline for the Company to make certain scheduled payments previously due prior to July 31, 2011.  The deferred payments incurred interest at the rate of 10% per annum.  Neither the Company nor Hughes terminated the contract by July 31, 2011.  In September 2011, the Company paid $5.0 million of these deferred payments and in October 2011, entered into an amended agreement with Hughes to extend to December 31, 2011 the deadline for the Company to make the remaining required payments.  The deferred payments will continue to incur interest at the rate of 10% per annum.  As of September 30, 2011, the Company had recorded $22.8 million in accounts payable related to these required payments and had incurred and capitalized $72.8 million of costs related to this contract, which is recorded as an asset in property and equipment.  If the Company is unable to modify successfully the contract payment terms the contract may be terminated, and the Company may be required to record an impairment charge.

In March 2011, the Company entered into an agreement with Ericsson, Inc. (the contract was transferred from Oceus Networks) which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for the Company to make scheduled milestone payments which were previously due at various times during 2011. The milestone payments that have been or are expected to be invoiced in 2011, which may be deferred to February 23, 2012, total $6.2 million. The deferred payments will incur interest at a rate of 6.5% per annum.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	September 30, 2011	December 31, 2010

Total Interest Capitalized	$162,045	$122,222

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Current Period Interest Capitalized	$14,221	$12,208	$39,823	$35,310

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Depreciation Expense	$12,078	$5,588	$33,550	$16,618

4. BORROWINGS

Long-term debt consists of the following (in thousands):

	As of
	September 30, 2011	December 31, 2010
Facility Agreement	$578,296	$559,637
5.00% Convertible Senior Unsecured Notes	11,745	—
8.00% Convertible Senior Unsecured Notes	23,520	21,014
5.75% Convertible Senior Unsecured Notes	62,600	58,465
Subordinated Loan	41,719	25,427
	717,880	664,543
Less current portion	16,711	—
Total long-term debt	$701,169	$664,543

Facility Agreement

The Company has a $586.3 million senior secured facility agreement (the “Facility Agreement”) that will mature 96 months after the first repayment date. Scheduled semi-annual principal repayments will begin the earlier of eight months after the last launch of 24 second-generation satellites or six months after December 15, 2011. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter.  Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency.  The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants.  If the Company violates any of these covenants and is unable to obtain waivers, the Company would be in default under the agreement and payment of the indebtedness could be accelerated or prohibit the Company from utilizing the Facility Agreement until the default has been remediated.  The acceleration of the Company’s indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross –acceleration provisions.  As of September 30, 2011, the Company was in compliance with all such covenants, however, unless it is able to obtain additional financing (See Note 2), the Company expects to be out of compliance with certain covenants, including certain covenants effective July 30, 2012, within the next 12 months.

On September 30, 2011, the Company entered into a Deed of Waiver and Amendment to its Facility Agreement which delays the last date for final in-orbit acceptance of 18 second-generation satellites by eight months to August 1, 2012; permits the Company to order six second-generation satellites under the Contract with Thales provided that the purchase price does not exceed €55.2 million; requires that, following an acceptance of the order by Thales, Thermo Capital Partners LLC (“Thermo”) fund no less than $25 million into an escrow account to provide for the initial payments for the satellites (the Company intends to issue additional equity or subordinated indebtedness to Thermo in return); specifies that, in addition to operating expenses, inventory purchases, taxes, maintenance and certain other budgeted costs, the Company may use funds in the contingent equity account (currently $60 million) to pay capital expenditures related to the completion and launch of 25 second-generation satellites, provided that, if the funds are used for capital expenditures, the Company must raise proceeds from equity or subordinated loans in the same amount as the proposed contingent equity withdrawal; and extends the term of the contingent equity agreement to December 31, 2014.

5.00% Convertible Senior Notes

On June 14, 2011, the Company entered into a Third Supplemental Indenture relating to the sale and issuance by the Company to selected investors (including an affiliate of Thermo) in private transactions of up to $50 million in aggregate principal amount of the Company’s 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% warrants”) to purchase up to 20 million shares of voting common stock of the Company at an exercise price of $1.25 per share.  The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), on an unconditional joint and several basis, pursuant to a Guaranty Agreement (the “Guaranty”). The 5.0% warrants are exercisable until five years after their issuance.  The 5.0% Notes and 5.0% warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is then below the initial conversion and exercise price.

On June 14 and 20, 2011, the Company issued $30 million and $8 million, respectively, in aggregate principal amount of the 5.0% Notes, the related Guaranty, and 5.0% warrants to purchase 12,000,000 and 3,200,000 shares of common stock, respectively.  The securities were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.  Subsequently, the securities were registered for resale under the Securities Act of 1933.

In October 2011, the Company agreed with the holders of its 5.0% Notes and 5.0% warrants and related guaranty to extend the holders’ right to purchase up to $12 million of additional 5.0% Notes and a corresponding number of 5.0% warrants on the same terms to November 17, 2011.  This date may be extended by mutual agreement of the parties.

The 5.0% Notes are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 5.75% and 8.00% Convertible Senior Notes and are subordinated to the Company’s obligations pursuant to its Facility Agreement. There is no sinking fund for the 5.0% Notes. The 5.0% Notes will mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bear interest at a rate of 5.0% per annum. Interest on the Notes will be payable in-kind semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2011. Under certain circumstances, interest on the 5.0% Notes will be payable in cash at the election of the holder if such payments are permitted under the Facility Agreement.

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

Holders may convert their 5.0% Notes into convertible stock at their option at any time. Upon conversion of the 5.0% Notes, the Company will pay the holders of the 5.0% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares constituting the make-whole premium per $1,000 principal amount of 5.0% Notes will equal the quotient of (i) the aggregate principal amount of the Securities so converted multiplied by 25.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the Common Stock for the 10 trading days immediately preceding the conversion date.

The Indenture contains customary financial reporting requirements and also contains restrictions on the issuance of additional indebtedness, liens, loans and investments, dividends and other restricted payments, mergers, asset sales, certain transactions with affiliates and layering of debt. The Indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 5.0% Notes when required, defaults under other material indebtedness and failure to pay material judgments, either the trustee or the holders of 20% in aggregate principal amount of the 5.0% Notes may declare the principal of the 5.0% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 5.0% Notes and accrued interest automatically will become due and payable.  The Company was in compliance with the terms of the Indenture as of September 30, 2011.

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

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and had to be bifurcated as a stand alone derivative. The Company recorded this embedded derivative liability as a non-current liability on its Consolidated Balance Sheets with a corresponding debt discount which is netted against the principal amount of the 5.0% Notes.

The Company evaluated the conversion option within the convertible notes to determine whether the conversion price was beneficial to the note holders. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the 5.0% Notes.  The BCF for the 5.0% Notes is recognized and measured by allocating a portion of the proceeds to beneficial conversion feature, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The Company is accreting the discount recorded in connection with the BCF valuation as interest expense over the term of the 5.0% Notes, using the effective interest rate method.

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

As of September 30, 2011 there had been no conversions and approximately $38.0 million aggregate principal amount of 5.0% Notes remained outstanding.

8.00% Convertible Senior Notes

In 2009, the Company issued $55.0 million in aggregate principal amount of 8.00% Notes (the “8.00% Notes”) and Warrants (the “8.00% Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and rank pari passu with existing unsecured, unsubordinated obligations, including the Company’s 5.0% and 5.75% Notes. The indenture governing the 8.00% Notes contains customary events of default.  The Company was not in default as of September 30, 2011.

In April 2011, approximately $0.6 million of 8.00% Warrants were exercised, resulting in the issuance of approximately 0.6 million shares of common stock.

In September 2011, the Company issued stock at $0.52 per share, which is below the $0.87 per share strike price of the 8.00% Warrants, in connection with the contingent consideration paid as part of the acquisition of Axonn. Given this transaction and the related provisions in the warrant agreements, the holders of the 8.00% Warrants received additional 8.00% Warrants to purchase 15.0 million shares of common stock and the strike price of all of the 8.00% Warrants was reset to $0.52. There was no adjustment made to the conversion price of the 8.00% Notes, which are convertible into shares of common stock, as a result of this transaction.

As of September 30, 2011 and December 31, 2010, approximately $15.6 million and $14.6 million of the 8.00% Notes had been converted, resulting in the issuance of approximately 14.2 million and 13.4 million shares of common stock, and $46.2 million and $45.5 million in 8.00% Notes remained outstanding.

5.75% Convertible Senior Notes

In 2008 the Company issued $150.0 million aggregate principal amount of 5.75% Notes (the “5.75% Notes”), which, subject to certain exceptions set forth in the indenture, are subject to repurchase by the Company for cash at the option of the holders in whole or part (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest, if any.  Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the shares.  The indenture governing the 5.75% Notes contains customary events of default. The Company was not in default as of September 30, 2011.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that is being used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the trustee for the 5.75% Notes as security for these interest payments. As of September 30, 2011 and December 31, 2010, the balance in the escrow account was $0 and $2.1 million, respectively.

Except for the pledge of the escrow account, the 5.75% Notes are senior unsecured debt obligations of the Company. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

As of September 30, 2011 and December 31, 2010, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At each of September 30, 2011 and December 31, 2010, approximately 17.3 million Borrowed Shares remained outstanding.  As of September 30, 2011 and December 31, 2010, the unamortized amount of issuance costs associated with the Share Lending Agreement was $2.7 million and $4.0 million, respectively.

Subordinated Loan Agreement

The Company has a loan agreement with Thermo whereby Thermo has loaned the Company $25.0 million to fund the debt service reserve account required under the Facility Agreement. The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments.

In April and July 2011, in accordance with the terms of the Facility Agreement, $7.6 million and $4.9 million, respectively, was funded to the debt service reserve account for a total of $37.5 million. This amount was recorded in restricted cash as of September 30, 2011.  As of September 30, 2011, $4.2 million of interest, net of amortized debt discount, was outstanding and is included in long-term debt on the balance sheet.

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

Contingent Equity Agreement

The Company has a contingent equity agreement with Thermo whereby Thermo deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company will be required to make drawings from this account if and to the extent it has an actual or projected deficiency in its ability to meet costs, liabilities and expenses due within a forward-looking 90-day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement. If the Company draws on the contingent equity account, it will issue Thermo shares of common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw.

On September 30, 2011, the Company entered into a Deed of Waiver and Amendment to its Facility Agreement which specifies that, in addition to operating expenses, inventory purchases, taxes, maintenance and certain other budgeted costs, the Company may use funds in the contingent equity account (currently $60 million) to pay capital expenditures related to the completion and launch of 25 second-generation satellites, provided that, if the funds are used for capital expenditures, the Company must raise proceeds from equity or subordinated loans in the same amount as the proposed contingent equity withdrawal.  The Deed of Waiver and Amendment also extends the term of the contingent equity agreement to December 31, 2014.

On November 3, 2011, the Company drew $5.4 million from the $60.0 million contingent equity account. The Company plans to make similar draws in the future to fund operating expenses, working capital and debt requirements.  As a result of the November 3 draw, the Company will issue Thermo 11.4 million shares of common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw.

 Thermo borrowed $20 million of the initial $25 million loaned to the Company under the subordinated loan agreement from two Company vendors and also agreed to reimburse another Company vendor if its guarantee of a portion of the debt service reserve account were called.  The Company agreed to grant one of these vendors a one-time option to convert its debt into equity of the Company on the same terms as Thermo at the first call by the Company for funds under the contingent equity agreement.

5. DERIVATIVES

The following tables disclose the fair value of the derivative instruments and their impact on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	As of
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	Intangible and other assets, net	$303	Intangible and other assets, net	$1,000
Compound embedded conversion option with 8.00% Notes	Derivative liabilities	(5,103)	Derivative liabilities	(23,008)
Warrants issued with 8.00% Notes	Derivative liabilities	(14,373)	Derivative liabilities	(29,924)
Warrants issued in conjunction with contingent equity agreement	Derivative liabilities	(6,120)	Derivative liabilities	(7,887)
Contingent put feature embedded in the 5.0% Notes	Derivative liabilities	(3,198)	Derivative liabilities	—
Total		$(28,491)		$(59,819)

	Three months ended September 30,
	2011		2010
	Location of gain (loss) recognized in Statement of Operations	Amount of gain (loss) recognized on Statement of Operations	Location of Loss recognized in Statement of Operations	Amount of Loss recognized on Statement of Operations
Interest rate cap	Derivative gain (loss)	$(437)	Derivative gain (loss)	$(728)
Compound embedded conversion option with 8.00% Notes	Derivative gain (loss)	13,330	Derivative gain (loss)	(4,303)
Warrants issued with 8.00% Notes	Derivative gain (loss)	10,336	Derivative gain (loss)	(4,013)
Warrants issued in conjunction with contingent equity agreement	Derivative gain (loss)	2,259	Derivative gain (loss)	(106)
Contingent put feature embedded in the 5.0% Notes	Derivative gain (loss)	(1,695)	Derivative gain (loss)	—
Total		$23,793		$(9,150)

	Nine months ended September 30,
	2011		2010
	Location of gain (loss) recognized in Statement of Operations	Amount of gain (loss) recognized on Statement of Operations	Location of Loss recognized in Statement of Operations	Amount of Loss recognized on Statement of Operations
Interest rate cap	Derivative gain (loss)	$(697)	Derivative gain (loss)	$(6,013)
Compound embedded conversion option with 8.00% Notes	Derivative gain (loss)	17,370	Derivative gain (loss)	(15,412)
Warrants issued with 8.00% Notes	Derivative gain (loss)	14,987	Derivative gain (loss)	(17,041)
Warrants issued in conjunction with contingent equity agreement	Derivative gain (loss)	4,125	Derivative gain (loss)	(3,719)
Contingent put feature embedded in the 5.0% Notes	Derivative gain (loss)	(1,695)	Derivative gain (loss)	—
Total		$34,090		$(42,185)

Interest Rate Cap

In connection with entering into the Facility Agreement, which provides for interest at a variable rate, the Company entered into ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $14.8 million to $586.3 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.50%. Should the Base Rate exceed 6.50%, the Company’s Base Rate will be 1.00% less than the then six-month Libor rate.  The fair value of the interest rate cap is marked-to-market at the end of each reporting period.  The Company determined the fair value of the interest rate cap using benchmark yields, reported trades, and broker/dealer quotes at the reporting date.

Compound Embedded Conversion Option with 8.00% Notes

The Company recorded the conversion rights and features embedded within the 8.00% Convertible Senior Notes as a compound embedded derivative liability with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

Warrants Issued with 8.00% Notes

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes, the Company recorded the 8.00% Warrants as a liability with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the 8.00% Warrants using the effective interest rate method. The fair value of the warrant liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the 8.00% Warrants derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

Contingent put feature embedded in the 5.0% Notes

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and had to be bifurcated as a standalone derivative. The Company recorded this embedded derivative liability as a non-current liability on its Consolidated Balance Sheets with a corresponding debt discount which is netted against the face value of the 5.0% Notes.  The fair value of the contingent put feature liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at September 30, 2011 using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$303	$—	$303
Total other assets measured at fair value	$—	$303	$—	$303

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,215)	$(4,215)
Compound embedded conversion option with 8.00% Notes	—	—	(5,103)	(5,103)
Warrants issued with 8.00% Notes	—	—	(14,373)	(14,373)
Warrants issued with contingent equity agreement	—	—	(6,120)	(6,120)
Contingent put feature embedded in 5.0% Notes	—	—	(3,198)	(3,198)
Total other liabilities measured at fair value	$—	$—	$(33,009)	$(33,009)

	Fair Value Measurements at December 31, 2010 using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$1,000	$—	$1,000
Total other assets measured at fair value	$—	$1,000	$—	$1,000

Other liabilities:
Liability for contingent consideration	$—	$—	$(6,019)	$(6,019)
Compound embedded conversion option with 8.00% Notes	—	—	(23,008)	(23,008)
Warrants issued with 8.00% Notes	—	—	(29,924)	(29,924)
Warrants issued with contingent equity agreement	—	—	(7,887)	(7,887)
Total other liabilities measured at fair value	$—	$—	$(66,838)	$(66,838)

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date.

Derivative Liabilities

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes, 8.00% Warrants, contingent equity agreement, and the contingent put feature of the 5.0% Notes. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s results of operations.

As of September 30, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc.; (ii) stock price volatility ranges from 35% – 105%; (iii) risk-free interest rates ranges from .02% – 1.92%; (iv) dividend yield of 0%; (v) conversion price of $1.61; and (vi) market price of common stock at the valuation date of $0.41.

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

Contingent Consideration

In connection with the acquisition of Axonn in 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period. The Company’s initial estimate of the total earnout expected to be paid was 100%, or $10.8 million. In September 2011, the Company revised its initial estimate of the earnout expected to be paid, which resulted in a reduction of future obligations of $2.0 million, to a revised total earnout of $8.8 million. As of September 30, 2011, the Company has made $2.6 million in earnout payments and expects to make the remaining $6.2 million payments over the earnout period.

Changes in the fair value of the earnout payments due to the passage of time will be recorded as accretion expense under operating expenses. The Company will make earnout payments principally in stock, but at its option may pay the earnout in cash after 13 million shares have been issued. The Company has issued 8,205,994 and 7,057,827 shares of voting common stock to Axonn and certain of its lenders as of September 30, 2011 and December 31, 2010, respectively.

The fair value of the accrued contingent consideration is determined using a probability-weighted discounted cash flow approach.  That approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs.  The fair value is based on the acquired company reaching specific performance metrics over the next four years of operations. As of September 30, 2011 and December 31, 2010, the Company accrued the fair value of the remaining expected earnout payments of approximately $4.2 million and $6.0 million, respectively.

Level 3 Reconciliation

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 as follows (in thousands):

Balance at June 30, 2011	$(59,296)
Issuance of contingent equity warrant liability	—
Issuance of contingent put feature embedded in 5.0% Notes	—
Derivative adjustment related to conversions and exercises	—
Contingent consideration	2,057
Contingent equity warrant liability reclassed to equity	—
Unrealized gain, included in derivative gain (loss)	24,230
Balance at September 30, 2011	$(33,009)

Balance at December 31, 2010	$(66,838)
Issuance of contingent equity warrant liability	(8,313)
Issuance of contingent put feature embedded in 5.0% Notes	(1,503)
Derivative adjustment related to conversions and exercises	1,100
Contingent consideration	1,803
Contingent equity warrant liability reclassed to equity	5,955
Unrealized gain, included in derivative gain (loss)	34,787
Balance at September 30, 2011	$(33,009)

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 as follows (in thousands):

Balance at June 30, 2010	$(66,618)
Issuance of contingent equity warrant liability	-
Derivative adjustment related to conversions and exercises	2,448
Contingent equity liability reclassed to equity	-
Contingent consideration	(7,092)
Unrealized loss, included in derivative gain (loss), net	(8,182)
Balance at September 30, 2010	$(79,444)

Balance at December 31, 2009	$(49,755)
Issuance of contingent equity warrant liability	(8,510)
Derivative adjustment related to conversions and exercises	9,451
Contingent equity liability reclassed to equity	11,940
Contingent consideration	(7,092)
Unrealized loss, included in derivative gain (loss), net	(35,478)
Balance at September 30, 2010	$(79,444)

7. RELATED PARTY TRANSACTIONS

Total purchases from affiliates, excluding interest and capital transactions, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Purchases of services, equipment, and other transactions	$112	$300	$400	$1,900

Transactions with Thermo
Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

General and administrative expense	$10	$271	$119	$352
Non-cash expenses	102	28	186	112
Total	$112	$299	$305	$464

General and administrative expenses are related to expenses incurred by Thermo on the Company’s behalf which are charged to the Company.  Non-cash expenses are related to services provided by two executive officers of Thermo (who are also directors of the Company) who receive no cash compensation from the Company which were accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts incurred or upon allocated employee time.

Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes, provided a $2.3 million short-term loan to the Company (which was subsequently converted into nonvoting common stock), and loaned $25.0 million to the Company to fund the debt service reserve account.

Other Affiliates
During 2010, the Company purchased services and equipment from a company whose non-executive chairman served as a member of the Company’s board of directors. Effective October 1, 2010, the individual was no longer a member of the Company’s board of directors.

8. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending September 30, 2011 and December 31, 2010, the net deferred tax assets were fully reserved.

In September 2011, an agreement was reached with the IRS for an adjustment for interest income and expense on the Section 482 transfer pricing adjustments that has been previously disclosed.  The agreement resulted in a reduction in the Company’s total net operating loss carried forward of $1.7 million for the 2007, 2008 and 2009 income years.  This decrease was reflected as a reduction of the deferred tax asset (which, as noted above, is fully reserved)

The Company's corporate U.S. tax return for 2006 and 2007 and its U.S. partnership tax returns filed for years prior to 2006 remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states of a period of up to one year after formal notification to the states.

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of September 30, 2011 and December 31, 2010, the Company had recorded a tax liability of $1.9 million and $10.2 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Accumulated other comprehensive loss, June 30, 2011 and 2010 and December 31, 2010 and 2009, respectively	$(275)	$(1,286)	$(268)	$(1,718)
Other comprehensive income (loss):
Foreign currency translation adjustments	(134)	43	(141)	475
Accumulated other comprehensive loss, September 30, 2011 and 2010, respectively	$(409)	$(1,243)	$(409)	$(1,243)

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Grants of restricted stock awards and restricted stock units	426	225	426	1,550
Grants of options to purchase common stock	56	1,000	1,421	1,550
Total	482	1,225	1,847	3,100

In June 2011, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which provides eligible employees of the Company and its subsidiaries with an opportunity to acquire shares of its common stock at a discount. The maximum aggregate number of shares of common stock that may be purchased through the Plan is 7,000,000 shares. The number of shares that may be purchased through the Plan will be subject to proportionate adjustments to reflect stock splits, stock dividends, or other changes in the Company’s capital stock.

The Plan permits eligible employees to purchase shares of common stock during two annual offering periods beginning on June 15 and December 15, unless adjusted by the Board or one of its designated committees (the “Offering Periods”). Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase no more than the lesser of $25,000 of shares of common stock or 500,000 shares of common stock in any calendar year, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first or last day of the Offering Period.

For the three and nine months ended September 30, 2011, the Company recorded compensation expense of approximately $0.1 million, which is reflected in general and administrative expenses. The first issuance of shares will occur on December 15, 2011.

In October 2011, the Company granted to eligible participants approximately 3,000,000 nonstatutory stock options under its equity plan that vest and become exercisable on the earlier of (i) the first trading day after the Company’s common stock shall have traded on the NASDAQ stock market for more than ten consecutive trading days at or above a per-share closing price of $2.50 or (ii) the day that a binding written agreement is signed for the sale of the Company, as determined by the Company’s board of directors in its discretion reasonably exercised.

11. HEADQUARTERS RELOCATION

During 2010, the Company announced that it would be relocating its corporate headquarters, product development center, customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications to Covington, Louisiana.

 In connection with the relocation, the Company incurred expenses, including but not limited to, severance, travel expenses, moving expenses, temporary housing, and lease termination payments. As of September 30, 2011 and December 31, 2010, the Company had incurred relocation expenses of approximately $3.9 million and $3.0 million, respectively, and also recorded in property and equipment $1.3 million of facility improvements and replacement equipment in connection with the relocation.

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

Through September 30, 2011, the Company had been reimbursed for $5.2 million of expenses incurred in connection with the relocation.  As of September 30, 2011 and December 31, 2010, the Company had recorded a receivable of $0 and $2.6 million, respectively, from the State of Louisiana related to these reimbursements. As of September 30, 2011, due to a recently implemented plan to improve its cost structure by reducing headcount, the Company is not projecting to meet the minimum payroll thresholds required under the contract in future project years, and therefore recorded a $1.9 million provision for contingent reimbursements which the Company estimates will be paid between 2015 and 2019.

12. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

In April 2011, the Company and a potential vendor entered into a contingent agreement for services related to the second-generation satellite constellation.  This agreement was amended on September 30, 2011 to become effective if and when the Company obtains certain financing commitments prior to December 31, 2011.  If the effective date does not occur on or before December 31, 2011, this agreement will terminate and all deposits will be refunded to the Company.  If on or before December 31, 2011, the Company obtains a commitment to finance alternative or competing services other than those to be provided by the potential vendor, the vendor will retain the $6.0 million deposits made by the Company.

The Company has issued separate purchase orders for additional phone equipment and accessories under the terms of previously executed commercial agreements with Qualcomm.  Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order price as advances for inventory. As of September 30, 2011 and December 31, 2010, total advances to Qualcomm for inventory were $9.2 million and the Company had outstanding commitment balances of approximately $48.9 million.  The Company and Qualcomm are interested in terminating the purchase orders and are negotiating to do so.

Arbitration and Litigation

On June 3, 2011, the Company filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the Amended and Restated Contract for the construction of the Company’s satellites for the second-generation constellation.  Specifically, the Company seeks a declaration that Thales is obligated to manufacture and deliver Phase 3 satellites (additional second-generation satellites beyond the first 25 satellites) in amounts timely ordered by the Company at the Contract price calculable in accordance with the Amended and Restated Contract, along with additional declaratory relief and specific performance.

Thales claims that the Company is not entitled to the fixed pricing for Phase 3 satellites provided under the Amended and Restated Contract and that the price of any Phase 3 satellites ordered by the Company is subject to equitable adjustment.   Thales has subsequently claimed that the Company has terminated all further rights under the Contract to order additional satellites. Thales originally sought a declaration and award of termination charges of €60.5 million, alleging that the Company has terminated the contract for convenience.  Subsequent to their original demands, Thales delivered to the Company an invoice for termination costs under the contract of €51.5 million.   The Company claims that it has previously paid Thales €12.0 million for the procurement of certain long-lead time components and parts for six of these satellites and prepaid €53.0 million for these satellites, which Thales disputes claiming that the €53.0 prepaid was for the construction of the first 25 second-generation satellites and not Phase 3 satellites.  The Company disputes that it has terminated any portion of the contract for convenience and under the unambiguous language of the contract, even if it had terminated any portion of the contract for convenience, management believes the Company would not owe any termination charges as no work has been performed under Phase 3 of the contract.  As such, the Company has not recorded any reserve for Thales’ claims.  Additionally, the Company has claimed up to €395 million would be due to the Company from Thales if a termination for convenience is found by the arbitrator.

The Company has requested and received formal assurance from Thales that the arbitration process will not affect any work being performed pursuant to the Contract regarding manufacture and delivery of the remaining first 25 satellites.

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

Other
  See Note 3 regarding the status of certain second-generation satellites and the potential impairment if the Company is unable to successfully develop and implement a solution to fix the momentum wheel anomalies.

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

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service:
United States	$9,291	$8,398	$27,282	$24,160
Canada	2,813	3,126	8,217	8,947
Europe	1,186	791	3,238	2,295
Central and South America	828	966	2,780	3,050
Others	80	108	257	299
Total service revenue	$14,198	$13,389	$41,774	$38,751
Subscriber equipment:
United States	2,633	3,711	8,695	9,066
Canada	924	568	2,657	1,940
Europe	220	188	1,137	788
Central and South America	200	345	937	843
Others	12	22	240	28
Total subscriber equipment revenue	$3,989	$4,834	$13,666	$12,665
Total revenue	$18,187	$18,223	$55,440	$51,416

Long-Lived Assets

	September 30,	December 31,
	2011	2010
Long-lived assets:
United States	$1,199,454	$1,142,618
Central and South America	3,686	5,125
Canada	340	437
Europe	162	142
Others	1,893	2,148
Total long-lived assets	$1,205,535	$1,150,470

 14. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and restricted stock and the potential shares that would have a dilutive effect on earnings per share.

For the three and nine months ended September 30, 2011 and 2010, diluted net loss per share of common stock were the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

As of September 30, 2011 and 2010, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share.

15.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s entering into the sale and issuance of the 5.0% Notes and 5.0% Warrants, certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under these Notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
 Three Months Ended September 30, 2011
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$8,120	$9,992	$5,049	$(8,963)	$14,198
Subscriber equipment sales	301	2,905	229	554	3,989
Total revenues	8,421	12,897	5,278	(8,409)	18,187
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	4,595	1,421	3,498	(1,182)	8,332
Cost of subscriber equipment sales	—	2,661	2,187	(1,977)	2,871
Reduction in the value of equipment	—	312	667	—	979
Reduction in the value of assets	788	2,195	55	—	3,038
Marketing, general and administrative	3,839	5,980	2,431	—	12,249
Depreciation, amortization, and accretion	6,187	9,171	3,836	(7,088)	12,106
Total operating expenses	15,409	21,740	12,674	(10,247)	39,575
(Loss) gain from operations	(6,988)	(8,843)	(7,396)	1,838	(21,388)
Other income (expense):
Interest income	309	—	33	(339)	3
Interest expense, net of amounts capitalized	(950)	—	(615)	330	(1,235)
Derivative gain (loss)	23,793	—	—	—	23,793
Equity in subsidiary earnings	(16,544)	(3,349)	—	19,893	—
Other	(302)	247	(1,924)	103	(1,876)
Total other income (expense)	6,306	(3,102)	(2,506)	19,987	20,685
(Loss) gain before income taxes	(682)	(11,945)	(9,902)	21,825	(703)
Income tax (benefit) expense	(1)	(23)	2	—	(22)
Net (loss) gain	$(681)	$(11,922)	$(9,904)	$21,825	$(681)

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2011
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$21,693	$29,624	$13,179	$(22,722)	$41,774
Subscriber equipment sales	710	10,567	3,871	(1,482)	13,666
Total revenues	22,403	40,191	17,050	(24,204)	55,440
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,602	6,262	9,996	(3,176)	22,684
Cost of subscriber equipment sales	529	7,998	3,472	(2,678)	9,321
Reduction in the value of equipment	—	735	666	—	1,401
Reduction in the value of assets	1,073	2,356	55	—	3,484
Marketing, general and administrative	8,702	17,470	7,832	—	34,004
Depreciation, amortization, and accretion	16,208	27,396	10,901	(18,993)	35,512
Total operating expenses	36,114	62,217	32,922	(24,847)	106,406
(Loss) gain from operations	(13,711)	(22,026)	(15,872)	643	(50,966)
Other income (expense):
Interest income	823	—	37	(846)	14
Interest expense, net of amounts capitalized	(2,869)	—	(1,589)	845	(3,613)
Derivative gain (loss)	34,090	—	—	—	34,090
Equity in subsidiary earnings	(39,816)	(7,193)	—	47,009	—
Other	295	(117)	(695)	(56)	(573)
Total other income (expense)	(7,477)	(7,310)	(2,247)	46,952	29,918
Loss before income taxes	(21,188)	(29,336)	(18,119)	47,595	(21,048)
Income tax expense	27	—	140	—	167
Net (loss) gain	$(21,215)	$(29,336)	$(18,259)	$47,595	$(21,215)

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$2,697	$12,452	$5,535	$(7,295)	$13,389
Subscriber equipment sales	107	4,583	115	29	4,834
Total revenues	2,804	17,035	5,650	(7,266)	18,223
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,328	3,109	3,493	(935)	7,995
Cost of subscriber equipment sales	(749)	3,433	1,824	(1,179)	3,329
Reduction in the value of assets	—	—	—	—	—
Marketing, general and administrative	(335)	7,314	5,975	(43)	12,911
Depreciation, amortization, and accretion	1,724	6,393	4,379	(5,195)	7,301
Total operating expenses	2,968	20,249	15,671	(7,352)	31,536
(Loss) gain from operations	(164)	(3,214)	(10,021)	86	(13,313)
Other income (expense):
Interest income	290	—	7	(234)	63
Interest expense, net of amounts capitalized	(1,086)	—	(348)	232	(1,202)
Derivative gain (loss)	(9,150)	—	—	—	(9,150)
Equity in subsidiary earnings	(12,661)	(3,236)	—	15,897	—
Other	(1,713)	(395)	1,434	(209)	(883)
Total other income (expense)	(24,320)	(3,631)	1,093	15,686	(11,172)
Loss before income taxes	(24,484)	(6,845)	(8,928)	15,772	(24,485)
Income tax expense	9	(1)	—	—	8
Net (loss) gain	$(24,493)	$(6,844)	$(8,928)	$15,772	$(24,493)

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$7,991	$29,845	$13,822	$(12,907)	$38,751
Subscriber equipment sales	233	10,972	2,907	(1,447)	12,665
Total revenues	8,224	40,817	16,729	(14,354)	51,416
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,373	8,355	10,654	(2,795)	22,587
Cost of subscriber equipment sales	46	8,766	3,228	(2,662)	9,378
Reduction in the value of assets	—	—	—	—	—
Marketing, general and administrative	5,778	18,026	7,550	(109)	31,245
Depreciation, amortization, and accretion	3,316	16,368	8,554	(9,074)	19,164
Total operating expenses	15,513	51,515	29,986	(14,640)	82,374
(Loss) gain from operations	(7,289)	(10,698)	(13,257)	286	(30,958)
Other income (expense):
Interest income	1,053	—	9	(660)	402
Interest expense, net of amounts capitalized	(3,360)	(1)	(1,089)	656	(3,794)
Derivative gain (loss)	(42,185)	—	—	—	(42,185)
Equity in subsidiary earnings	(23,965)	(6,276)	—	30,241	—
Other	(3,595)	234	948	(329)	(2,742)
Total other income (expense)	(72,052)	(6,043)	(132)	29,908	(48,319)
Loss before income taxes	(79,341)	(16,741)	(13,389)	30,194	(79,277)
Income tax expense	43	50	14	—	107
Net (loss) gain	$(79,384)	$(16,791)	$(13,403)	$30,194	$(79,384)

Globalstar, Inc.
Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2011
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,606	$593	$1,881	$—	$6,080
Accounts receivable	2,815	5,041	5,364	—	13,220
Intercompany receivables	524,202	349,771	3,781	(877,754)	—
Inventory	12	5,528	44,463	—	50,003
Advances for inventory	—	15	9,352	—	9,367
Prepaid expenses and other current assets	4,128	494	2,399	—	7,021
Total current assets	534,763	361,442	67,240	(877,754)	85,691

Property and equipment, net	1,044,446	66,924	96,810	(2,645)	1,205,535
Restricted cash	46,777	—	—	—	46,777
Intercompany notes receivable	50,167	—	1,800	(51,967)	—
Investment in subsidiaries	(87,214)	(24,575)	—	111,789	—
Deferred financing costs	54,339	—	72	—	54,411
Intangible and other assets, net	3,223	3,460	7,717	(15)	14,385
Total assets	$1,646,501	$407,251	$173,639	$(820,592)	$1,406,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,711	$—	$—	$—	$16,711
Accounts payable	3,984	1,773	26,685	—	32,442
Accrued expenses	16,285	8,361	7,618	—	32,264
Intercompany payables	313,005	426,009	138,740	(887,754)	—
Payables to affiliates	210	—	—	—	210
Deferred revenue	4,258	13,458	823	—	18,539
Total current liabilities	354,453	449,601	173,866	(887,754)	100,166

Long-term debt	701,169	—	—	—	701,169
Employee benefit obligations	4,240	—	—	—	4,240
Intercompany notes payable	—	—	51,968	(51,968)	—
Derivative liabilities	28,794	—	—	—	28,794
Deferred revenue	3,698	724	—	—	4,422
Other non-current liabilities	3,043	3,624	10,237	—	16,904
Total non-current liabilities	740,944	4,348	62,205	(51,968)	755,529
Stockholders’ equity	551,104	(46,698)	(62,432)	109,130	551,104
Total liabilities and stockholders’ equity	$1,646,501	$407,251	$173,639	$(820,592)	$1,406,799

Globalstar, Inc.
Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2010
 (Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,288	$(766)	$$1,495	$—	$33,017
Restricted cash	2,064	—	—	—	2,064
Accounts receivable	4,351	5,105	4,215	—	13,671
Intercompany receivables	424,903	313,857	10,527	(749,287)	—
Inventory	33	8,105	47,497	—	55,635
Advances for inventory	—	44	9,387	—	9,431
Prepaid expenses and other current assets	2,011	497	2,553	—	5,061
Total current assets	465,650	326,842	75,674	(749,287)	118,879

Property and equipment, net	1,056,380	86,276	10,856	(3,042)	1,150,470
Restricted cash	34,276	—	—	—	34,276
Intercompany notes receivable	45,166	—	—	(45,166)	—
Investment in subsidiaries	(49,142)	(18,040)	—	67,182	—
Deferred financing costs	59,797	—	73	—	59,870
Intangible and other assets, net	2,915	6,100	14,298	—	23,313
Total assets	$1,615,042	$401,178	$100,901	$(730,313)	$1,386,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	19,787	3,020	3,627	—	26,434
Accrued expenses	30,027	9,682	8,453	—	48,162
Intercompany payables	287,462	391,597	70,228	(749,287)	—
Payables to affiliates	709	1	—	—	710
Deferred revenue	6,461	11,615	1,074	—	19,150
Total current liabilities	344,446	415,915	83,382	(749,287)	94,456

Long-term debt	664,543	—	—	—	664,543
Employee benefit obligations	4,727	—	—	—	4,727
Intercompany notes payable	—	—	45,166	(45,166)	—
Derivative liabilities	60,819	—	—	—	60,819
Deferred revenue	3,875	—	—	—	3,875
Other non-current liabilities	1,214	4,594	17,162	—	22,970
Total non-current liabilities	735,178	4,594	62,328	(45,166)	756,934
Stockholders’ equity	535,418	(19,331)	(44,809)	64,140	535,418
Total liabilities and stockholders’ equity	$1,615,042	$401,178	$100,901	$(730,313)	$1,386,808

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(14,793)	$3,052	$891	$—	$(10,850)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(71,212)	—	—	—	(71,212)
Property and equipment additions	(502)	(1,692)	(192)	—	(2,385)
Investment in businesses	(500)	—	—	—	(500)
Restricted cash	(10,436)	—	—	—	(10,436)

Net cash from investing activities	(82,650)	(1,692)	(192)	—	(84,533)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	526	—	—	—	526
Borrowings from Facility Agreement	18,659	—	—	—	18,659
Proceeds from the issuance of 5.0% convertible notes	38,000	—	—	—	38,000
Proceeds from the contribution to the debt service reserve account	12,500	—	—	—	12,500
Payment of deferred financing costs	(925)	—	—	—	(925)
Net cash provided by financing activities	68,760	—	—	—	68,760
Effect of exchange rate changes on cash and cash equivalents	—	—	(314)	—	(314)
Net increase (decrease) in cash and cash equivalents	(28,682)	1,360	385	—	(26,937)
Cash and cash equivalents at beginning of period	32,288	(766)	1,495	—	33,017
Cash and cash equivalents at end of period	$3,606	$594	$1,880	$—	$6,080

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010
 (Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(11,468)	$4,081	$(27)	$(274)	$(7,688)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(157,383)	—	—	—	(157,383)
Property and equipment additions	(1,125)	(4,286)	(62)	—	(5,473)
Investment in businesses	(1,110)	—	—	—	(1,110)
Restricted Cash	2,064	—	—	—	2,064
Net cash from investing activities	(157,554)	(4,286)	(62)	—	(161,902)

Cash flows from financing activities:
Proceeds from exercise of warrants	6,249	—	—	—	6,249
Borrowings from Facility Agreement	153,055	—	—	—	153,055
Net cash provided by financing activities	159,304	—	—	—	159,304
Effect of exchange rate changes on cash and cash equivalents	—	—	(417)	274	(143)
Net increase (decrease) in cash and cash equivalents	(9,718)	(205)	(506)	—	(10,249)
Cash and cash equivalents at beginning of period	65,909	485	1,487	—	67,881
Cash and cash equivalents at end of period	$56,191	$280	$981	$—	$57,452

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

Overview

We are a leading provider of mobile voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. We currently use 33 in-orbit satellites and 24 ground stations, which we refer to as gateways, to offer our voice and data communication services.

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

We have launched 12 of the first 24 second-generation satellites (six satellites were launched in both July 2011 and October 2010).  Certain of the second-generation satellites that have already been launched have experienced in-orbit anomalies associated with their momentum wheels. We are currently working with Thales Alenia Space (“Thales”) to develop a solution to the problem. (See Note 3 to our financial statements included in this report for further description of the anomalies related to the second-generation satellites and the factors impacting the timing of the remaining launches.) The remaining two launches of six satellites each were previously delayed due to issues with the Soyuz launch vehicle. The launch campaign has been scheduled to resume in December 2011; however the launch dates may change due to factors beyond Globalstar’s control, including continued review of the momentum wheel issue.   Any delay, regardless of the cause, may adversely affect our results of operations, cash flow and financial condition.

We plan to integrate the 24 second-generation satellites with the eight first-generation satellites that were launched in 2007 to form our second-generation constellation (“second-generation constellation”).   The eight first-generation satellites are providing Duplex, SPOT and Simplex services; however, we expect that these satellites will experience degradation similar to the degradation experienced by the initial constellation and that they will no longer be capable of providing reliable Duplex service beyond 2013. Some of the eight first-generation satellites are experiencing the initial stages of degradation and are not providing service at this time.  We currently are engaged in arbitration with Thales with respect to our contract to purchase additional second-generation satellites.  These additional second-generation satellites are intended to replace the eight first-generation satellites when they are no longer capable of providing reliable Duplex service, and can also serve as replacement satellites should the in-orbit anomalies experienced by the second-generation satellites already launched require that certain satellites be de-orbited.

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

As of September 30, 2011, we served approximately 477,000 subscribers. We increased our net subscribers by approximately 11% from September 30, 2010 to September 30, 2011. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

Results of Operations for the three and nine months ended September 30, 2011 and 2010

Revenue

Three Months: For the three months ended September 30, 2011, total revenue of $18.2 million was consistent with total revenue during the three months ended September 30, 2010. We attribute this trend to increased service revenue as a result of gains in our SPOT and Simplex subscriber base and increased revenue from engineering services. These increases in our revenues were offset by decreases in service revenue in our Duplex business, which continues to be affected adversely by our two-way communication issues, combined with decreases in our Duplex and Simplex equipment sales.

Nine Months: Total revenue increased by $4.0 million, or approximately 8%, to $55.4 million for the nine months ended September 30, 2011 from $51.4 million for the nine months ended September 30, 2010. Upon termination of our Open Range contract in the first quarter of 2011, we recognized a nonrecurring increase in revenue of approximately $2.0 million, which represents the December 31, 2010 balance of deferred revenue related to the contract.  We attribute the balance of this increase to higher sales of Simplex equipment, increased service revenue as a result of gains in our SPOT and Simplex subscriber base, and increased revenue from engineering services. These increases were offset partially by decreases in service revenue in our Duplex business, which continues to be affected by our two-way communication issues.

The following table sets forth amounts and percentages of our revenue by type of service for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenues:
Duplex	$5,154	28%	$5,892	32%	$15,614	28%	$17,980	35%
SPOT	4,941	27	4,436	24	14,010	25	11,452	22
Simplex	1,555	9	1,199	7	3,979	7	3,357	6
IGO	434	2	251	1	1,295	2	824	2
Other	2,114	12	1,611	9	6,876	13	5,138	10
Total Service Revenues	$14,198	78%	$13,389	73%	$41,774	75%	$38,751	75%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Equipment Revenues:
Duplex	$341	2%	$593	3%	$1,466	3%	$1,648	3%
SPOT	2,040	11	2,032	11	6,175	11	6,722	13
Simplex	1,312	7	1,843	10	4,970	9	3,658	7
IGO	338	2	259	2	898	2	505	1
Other	(42)	—	107	1	157	—	132	1
Total Equipment Revenues	$3,989	22%	$4,834	27%	$13,666	25%	$12,665	25%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three and nine months ended September 30, 2011 and 2010. The following numbers are subject to immaterial rounding inherent to calculating averages.

	Three months ended		Nine months ended
	September 30.		September 30.
	2011	2010	2011	2010
Average number of subscribers for the period:
Duplex	93,516	98,072	94,483	98,208
SPOT	185,903	133,637	172,395	122,347
Simplex	130,259	121,974	133,552	120,395
IGO	48,106	60,437	50,153	62,310

ARPU (monthly):
Duplex	$18.37	$20.03	$18.36	$20.34
SPOT	8.86	11.06	9.03	10.40
Simplex	3.98	3.28	3.31	3.10
IGO	3.01	1.38	2.87	1.47

Other service revenue includes revenue generated from engineering services and our former Open Range partnership, which is not subscriber driven.  Accordingly, we do not present average subscribers or ARPU for other service revenue in the above charts.

	September 30,
	2011	2010
Ending number of subscribers:
Duplex	93,087	97,389
SPOT	193,038	141,179
Simplex	135,790	125,406
IGO	47,822	59,896
Other	7,770	7,912
Total	477,507	431,782

Service Revenue

Three Months: Duplex revenue for the three months ended September 30, 2011 decreased approximately 13% compared to the same period in 2010. Our ARPU for Duplex during the three months ended September 30, 2011 decreased 8% from the same period in 2010.  Our two-way communication issues continue to affect adversely our Duplex service revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 4% during the three months ended September 30, 2011 as compared to the same period in 2010.

SPOT revenue for the three months ended September 30, 2011 increased approximately 11% compared to the same period in 2010.  We generated increased service revenue from our SPOT satellite GPS messenger and added additional service revenue from the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011. Our SPOT subscriber base increased by approximately 37% during the three months ended September 30, 2011 compared to the same period in 2010.  Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payment.  These suspended accounts represented 23% and 13% of our total SPOT subscribers as of September 30, 2011 and 2010, respectively.

Simplex revenue for the three months ended September 30, 2011 increased approximately 30% compared to the same period in 2010.  We generated increased service revenue due to an increase in our Simplex subscribers of 8% during the three months ended September 30, 2011 compared to the same period in 2010.

Other revenue increased for the three months ended September 30, 2011 approximately 31% compared to the same period in 2010 due to an increase in engineering services revenue recognized in 2011.

Nine Months: Duplex revenue for the nine months ended September 30, 2011 decreased approximately 13% compared to the same period in 2010. Our ARPU for Duplex during the nine months ended September 30, 2011 decreased 10% from the same period in 2010.  Our two-way communication issues continue to affect adversely our Duplex service revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 4% during the nine months ended September 30, 2011 compared to the same period in 2010.

SPOT revenue for the nine months ended September 30, 2011 increased approximately 22% compared to the same period in 2010.  We generated increased service revenue from our SPOT satellite GPS messenger and added additional service revenue from the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011. Our SPOT subscriber base increased by approximately 37% during the nine months ended September 30, 2011 compared to the same period in 2010.

Simplex revenue for the nine months ended September 30, 2011 increased approximately 19% compared to the same period in 2010.  We generated increased service revenue due to an increase in our Simplex subscribers of 8% during the nine months ended September 30, 2011 compared to the same period in 2010.

Other revenue for the nine months ended September 30, 2011 increased approximately 34% compared to the same period in 2010.  The increase related primarily to revenue recognized as a result of the termination of our Open Range contract. Upon termination of our Open Range contract in the first quarter of 2011, we recognized a nonrecurring increase to revenue of approximately $2.0 million, which represents the December 31, 2010 balance of deferred revenue related to the contract.  We also attribute this increase to engineering services revenue recognized in the third quarter of 2011.

Subscriber Equipment Sales

Three Months: Duplex equipment sales for the three months ended September 30, 2011 decreased by approximately 43% from the same period in 2010.   Our two-way communication issues continue to affect adversely our Duplex equipment revenue. Despite our efforts to maintain our Duplex equipment sales by lowering prices for our Duplex products, we continue to be affected by our two-way communication issues.

SPOT equipment sales for the three months ended September 30, 2011 remained consistent compared to the same period in 2010. We attribute this trend primarily to higher sales in 2010 related to the release of our SPOT 2 Satellite GPS Messenger during that period, which was offset by the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011.

Simplex equipment sales for the three months ended September 30, 2011 decreased approximately 29% from the same period in 2010. The decrease is due primarily to the timing of orders received by certain customers, which accelerated the number of units sold in the prior period resulting in decreased equipment sales in the current period.

Nine Months: Duplex equipment sales for the nine months ended September 30, 2011 decreased by approximately 11% from the same period in 2010.  Our two-way communication issues continue to affect adversely our Duplex equipment revenue. Despite our efforts to maintain our Duplex equipment sales by lowering prices for our Duplex products, we continue to be affected by our two-way communication issues.

SPOT equipment sales for the nine months ended September 30, 2011 decreased approximately 8% from the same period in 2010. The decrease is related primarily to higher sales in 2010 related to the release of our SPOT 2 Satellite GPS Messenger during that period, which was offset partially by the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011.

Simplex equipment sales for the nine months ended September 30, 2011 increased approximately 36% from the same period in 2010. The increase is due primarily to increased demand for our M2M products and the timing of orders received by certain customers, which accelerated the number of units sold in the current period resulting in increased equipment sales.

Operating Expenses

Three Months: Total operating expenses for the three months ended September 30, 2011 increased $8.0 million, or approximately 25%, to $39.6 million from $31.5 million for the same period in 2010.  We attribute this increase to higher depreciation expense as a result of six second-generation satellites coming into service during the fourth quarter 2010 and the first nine months of 2011, a reduction in the value of assets and equipment recognized in the third quarter of 2011 related to our strategic decision to focus our business on our core products and curtail substantially all on-going product development activities, and increased marketing, general, and administrative expenses due to our recording a liability for contingent payroll reimbursements as a result of our relocation agreement with the State of Louisiana. (See Note 11.)

Nine Months: Total operating expenses for the three months ended September 30, 2011 increased $24.0 million, or approximately 29%, to $106.4 million from $82.4 million for the same period in 2010.  We attribute this increase to higher depreciation expense as a result of six second-generation satellites coming into service during the fourth quarter 2010 and the first half of 2011, a reduction in the value of assets and equipment recognized on the third quarter of 2011 related to our strategic decision to focus our business on our core products, and increased marketing, general, and administrative expenses related to our recording a liability for contingent payroll reimbursements as a result of our relocation agreement with the State of Louisiana and increased legal fees incurred in the second quarter of 2011.

Cost of Services
Three and Nine Months: Cost of services for the three and nine months ended September 30, 2011 remained consistent compared to the same periods in 2010. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature.

Cost of Subscriber Equipment Sales
Three Months: Cost of subscriber equipment sales for the three months ended September 30, 2011 decreased $0.5 million, or approximately 14%, to $2.8 million from $3.3 million for the same period in 2010. This decrease was due to decreases in equipment revenue (17%) for the same period and increased warranty expense recognized due to the release of other SPOT consumer retail products during 2010 and the first quarter of 2011.

Nine Months: Cost of subscriber equipment sales remained consistent during the nine months ended September 30, 2011 at $9.3 million compared to the same period in 2010. We attribute this to an increase in equipment revenue (8%) for the same period, which was offset partially by a reduction in product margins due to competitive pricing initiatives, as well as increased warranty expense recognized due to the release of other SPOT consumer retail products during 2010 and the first quarter of 2011.

Reduction in the Value of Assets

Three and Nine Months: Reduction in the value of assets for the three months ended September 30, 2011 increased $3.0 million, or approximately 100% from the same period in 2010 and increased $3.5 million, or approximately 100%, for the nine months ended September 30, 2011. The increases relate to the impairment of intangible assets, equipment, and capitalized software costs was recorded as a result of discontinuance of the sale of certain products resulting from our strategic decision to focus on our core products and curtail substantially all on-going product development activities.

Reduction in the Value of Equipment

Three and Nine Months: Reduction in the value of equipment for the three months ended September 30, 2011 increased $1.0 million, or approximately 100% from the same period in 2010 and increased $1.3 million for the nine months ended September 30, 2011 from $0.1 million for the same period in 2010. The increases relate to impairment of equipment we recorded as a result of discontinuance of the sale of certain products resulting from our strategic decision to focus on our core products and curtail substantially all on-going product development activities.

Marketing, General and Administrative
Three Months: Marketing, general and administrative expenses for the three months ended September 30, 2011 decreased $0.7 million, or approximately 5%, to $12.3 million from $12.9 million for the same period in 2010.  The decrease was due to reductions in stock-based compensation and Management incentive expenses as a result of recently announced headcount reductions, which were offset by a provision recorded for contingent payroll reimbursements as a result of our relocation agreement with the State of Louisiana.

Nine Months: Marketing, general and administrative expenses for the nine months ended September 30, 2011 increased $2.8 million, or approximately 9%, to $34.0 million from $31.3 million for the same period in 2010. This increase relates primarily to cash and non-cash legal fees incurred in the second quarter of 2011 and our recording a provision for contingent payroll reimbursements as a result of our relocation agreement with the State of Louisiana.

 Depreciation, Amortization and Accretion

Three and Nine Months: Depreciation, amortization, and accretion expense for the three months ended September 30, 2011 increased $4.8 million, or approximately 66%, to $12.1 million from $7.3 million for the same period in 2010 and increased $16.3 million, or approximately 85%, to $35.5 million for the nine months ended September 30, 2011 from $19.2 million for the same period in 2010. The increases relate primarily to additional depreciation expense for the second-generation satellites placed into service starting in the fourth quarter of 2010 and the first nine months of 2011.  Additional increases relate to the expense related to the reduction in the useful lives of our eight spare satellites from 8 years to 6.5 years in the fourth quarter of 2010 based on changes in the probability of functionality of the six satellites launched in 2007 to continue to provide Duplex services.

Other Income (Expense)

Derivative Gain (Loss)

Three and Nine Months: Derivative loss for the three months ended September 30, 2011 decreased by $32.9 million to a gain of $23.8 million compared to the same period in 2010 and decreased by $76.3 million to a gain of $34.1 million for the nine months ended September 30, 2011 compared to the same period in 2010. These gains are due to the fair value adjustment to our derivative assets and liabilities. The increase was due primarily to decreases in our stock price during the period.

Other

Three and Nine Months: Other expense for the three months ended September 30, 2011 increased by $1.0 million to $1.9 million compared to expense of $0.9 million for the same period in 2010 and decreased by $2.2 million to $0.5 million for the nine months ended September 30, 2011 compared to expense of $2.7 million for the same period in 2010.  These increases relate primarily to foreign currency gains in the current period in addition to losses we recognized on equity method investments in 2010 that did not recur in the same period in 2011.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet capital expenditure needs, including procuring and deploying our second-generation constellation, next-generation ground upgrades, operating costs, working capital, and research and development costs.  Our principal sources of liquidity are the remaining funds available under our Facility Agreement, cash on hand, cash flows from operations, and funds from financing not yet arranged.  We do not expect to have significant cash flow from operations to support our business until the end of 2012, assuming our current launch schedule does not change.  We may also use the funds available under the contingent equity agreement to fund operating expenses, inventory purchases, taxes, maintenance and other budgeted costs; however, to use the contingent equity account to pay capital expenditures we must raise proceeds from equity or subordinated loans in the same amount as the proposed withdrawal. We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

On November 3, 2011, we drew $5.4 million of our $60.0 million contingent equity account and will issue Thermo 11.4 million shares of our common stock consistent with the terms of the contingent equity agreement.  We intend to continue to draw funds from this account in the fourth quarter of 2011 and in 2012 to fund operating expenses, inventory purchases, and interest payments.  We intend to use the cash collected from revenues to fund a portion of the remaining capital expenditures for our third and fourth launches of second-generation satellites.

Cash Flows for the Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

The following table shows our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net cash used by operating activities	$(10,850)	$(7,688)
Net cash used in investing activities	(84,533)	(161,902)
Net cash from financing activities	68,760	159,304
Effect of exchange rate changes on cash	(314)	(143)

Net increase (decrease) in cash and cash equivalents	$(26,937)	$(10,429)

Cash Flows Used by Operating Activities
The increase in cash used by operating activities resulted primarily from unfavorable changes in operating assets and liabilities during the nine months ended September 30, 2011, compared to the same period in 2010. We continued to use cash to fund cash operating losses (operating losses after adjustments for non-cash expenses including depreciation, amortization, accretion, stock based compensation, impairment of assets, and changes in the fair values of derivative assets and liabilities).

Cash Flows Used in Investing Activities
The decrease in cash used during the nine months ended September 30, 2011 compared to the same period in 2010 resulted primarily from decreased payments related to the construction of our second-generation constellation as the first 24 of the second-generation satellites neared completion.

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

Cash Flows Provided by Financing Activities
The decrease in cash provided by financing activities was due primarily to lower funding needs related to the construction of our second-generation satellites and related ground facilities as they near completion. We funded these activities by borrowing under our Facility Agreement and the sale of the 5.0% Notes. We spent approximately $71.2 million on these projects during the nine months ended September 30, 2011 compared to approximately $157.4 million during the same period in 2010.

Capital Expenditures

Management’s Plan Regarding Future Operations

As discussed in Note 2 to our financial statements, we do not currently have sufficient cash or financing commitments to meet our existing contractual obligations and funding requirements over the next 12 months.  We have developed a plan to improve operations; complete the launch of 24 second-generation satellites; complete the development, construction, and activation of additional second-generation satellites and next generation ground upgrades, and obtain additional financing.  We cannot assure you that we can implement this plan successfully.

On November 3, 2011, we drew $5.4 million of our $60.0 million contingent equity account and will issue Thermo 11.4 million shares of our common stock consistent with the terms of the contingent equity agreement.  We intend to continue to draw funds from this account in the fourth quarter of 2011 and in 2012 to fund certain operating expenses, inventory purchases, and interest payments.  We may direct the transfer of funds from the contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation. We intend to use the cash collected from operations to fund a portion of the remaining capital expenditures for our third and fourth launches of second-generation satellites.

If we are unable to complete successful launches of the remaining 12 second-generation satellites in a reasonable time, develop a solution for the momentum wheel issues relating to our second-generation satellites, receive a favorable outcome on the Thales arbitration, continue to modify successfully contract payment terms with our equipment suppliers, or obtain additional capital from proceeds of future debt or equity financings over the next 12 months, our ability to continue to execute our plan will be adversely impacted.

24 Second-Generation Satellites
We have entered into various agreements related to procuring and deploying the first 24 satellites of our second-generation constellation.  We plan to fund the balance of the capital expenditures for 24 second-generation satellites through the use of the remaining funds available under our Facility Agreement, cash on hand, and other financing not yet arranged. We may also use the funds available under the contingent equity agreement to fund operating expenses, inventory purchases, taxes, maintenance and other budgeted costs; however, to use funds under the contingent equity account to pay capital expenditures we must raise proceeds from equity or subordinated loans in the same amount as the proposed withdrawal.

We present in the following table the amount of capital expenditures incurred as of September 30, 2011 and estimated future capital expenditures related to the construction of 24 satellites of our second-generation constellation and the launch services contract (in millions, based on when cash payment is scheduled to be made, excluding capitalized interest):

	Payments through September 30,	Estimated Future Payments
Capital Expenditures	2011	Remaining 2011	First 9 Months of 2012	Final 3 Months of 2012	Thereafter	Total
Thales Alenia Second-Generation Satellites	$613	$9	$1	$—	$—	$623
Thales Alenia Satellite Operations Control Centers	15	—	—	—	—	15
Arianespace Launch Services	205	3	8	—	—	216
Launch Insurance	22	9	9	—	—	40
Other Capital Expenditures and Capitalized Labor	34	1	1	—	—	36
Total	$889	$22	$19	$—	$—	$930

As of September 30, 2011, $6.2 million of the remaining 2011 capital expenditures were recorded in accounts payable and accrued expenses.

Next-Generation Gateways and Other Ground Facilities
We have also entered into various agreements related to upgrading our gateways and other ground facilities. We plan to fund the balance of the capital expenditures for our next-generation gateways and other ground facilities through proceeds from additional debt or equity financings not yet arranged.  If we do not obtain such funds from the proceeds of future debt or equity financings over the next 12 months, our ability to continue to procure the upgrade of our next-generation gateways and other ground facilities will be impaired.  If future cash flows from operations are below our expectations or the costs of procurement are higher than expected, we will require more external funding than planned.  We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all.  We have not yet entered into any additional debt or equity financing arrangements.  If we are not able to secure such funding, we would need to delay some or all of the procurement or terminate the existing contractual obligations.  If we were to terminate our existing contractual obligations, the costs incurred to date may not be recoverable and additional termination costs may be incurred.

We present the amount of actual and contractual capital expenditures related to upgrading our gateways and other ground facilities in the table below (in millions, based on when cash payment is scheduled to be made, excluding capitalized interest):

	Payments through September 30,	Estimated Future Payments
Capital Expenditures	2011	Remaining 2011	First 9 Months of 2012	Final 3 Months of 2012	Thereafter	Total
Hughes next-generation ground component (including research and development expense)	$55	$32	$11	$5	$1	$104
Ericsson Networks- next-generation ground network	2	—	16	6	4	28
Total	$57	$32	$27	$11	$5	$132

In March 2011, we entered into an agreement with Hughes Network Systems, LLC (“Hughes”) which extended to July 31, 2011 the deadline for us to make certain scheduled payments previously due prior to July 31, 2011.  The deferred payments incurred interest at the rate of 10% per annum.  Neither we nor Hughes terminated the contract by July 31, 2011.  In September 2011, we paid $5.0 million of these deferred payments and in October 2011, entered into an amended agreement with Hughes to extend to December 31, 2011 the deadline for us to make the remaining required payments.  The deferred payments will continue to incur interest at the rate of 10% per annum.  As of September 30, 2011, we had recorded $22.8 million in accounts payable related to these required payments and had incurred and capitalized $72.8 million of costs related to this contract, which is recorded as an asset in property and equipment.  If we are unable to modify successfully the contract payment terms, we may be required to record an impairment charge.

On March 7, 2011, we entered into an agreement with Ericsson, Inc. (the contract was transferred from Oceus Networks) which extended to February 23, 2012 (or earlier if we obtain additional financing) the deadline for us to make scheduled milestone payments which were previously due at various times during 2011. The milestones that have been or are expected to be completed and invoiced in 2011, which may be deferred to February 23, 2012 (and are reflected as such in the above table), totaled $6.2 million. The deferred payments will incur interest at a rate of 6.5% per annum.

As of September 30, 2011, $23.8 million of the remaining 2011 capital expenditures are recorded in accounts payable and accrued expenses. The above table does not include other possible capital expenditures or capitalized labor.

Additional Second-Generation Satellites
Although we have a contract with Thales to construct additional satellites, we are currently in arbitration with Thales to enforce certain rights under our contract to place an order of additional satellites.  We have previously paid Thales €12.0 million for the procurement of certain long-lead time components and parts for six of these satellites and prepaid €53.0 million for these satellites.  Thales claims that the €53.0 prepaid was for the construction of the first 24 second-generation satellites and not Phase 3 satellites. We requested and have received formal assurance from Thales that this arbitration will not affect any work being performed pursuant to the Contract regarding manufacturing and delivery of the remaining first 24 satellites.  The amount of actual and contractual capital expenditures in the original contract related to the construction of the additional satellites of our second-generation constellation is $318.8 million.  These contractual capital expenditures do not include launch services, launch insurance and other capital expenditures and capitalized labor which have not been finalized at this time.  Thales currently seeks a declaration and award of termination charges of €51.5 million, alleging that we have terminated the 2009 Contract for convenience. We have counter claimed that if the Contract is found to have been terminated for convenience, we are entitled to a €395 million reimbursement from Thales. (See Note 12 to our financial statements.)

If we do not obtain funds from future debt or equity financings, our ability to procure the additional satellites of our second-generation constellation will be impaired.  If future cash flows from operations are below our expectations or the costs of procurement are higher than expected, we will require even more external funding than planned.  Our ability to obtain additional funding may be impacted adversely by a number of factors, including the global economic situation and related credit markets.  We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all.  We have not yet entered into any additional debt or equity financing arrangements. If we are not able to secure such funding, we would need to delay some or all of the procurement or terminate the existing contractual obligations.  If we were to terminate our existing contractual obligations, we may incur additional termination costs.

Cash Position and Indebtedness

As of September 30, 2011, our total cash and cash equivalents were $6.1 million, our cash available under our Facility Agreement was $8.0 million and we had total indebtedness of $717.9 million compared to total cash and cash equivalents, cash available under our Facility Agreement and total indebtedness at December 31, 2010 of $33.0 million, $26.7 million, and $664.5 million, respectively.

The amount of estimated future principal and interest payments on our indebtedness through 2012 is presented in the table below (in millions, based on when cash payment is scheduled to be made):

Principal and Interest Payments (1)	Remaining 2011	First 9 Months of 2012	Final 3 Months of 2012	Total Through 2012
Facility Agreement (2)	$—	$31	$25	$56
5.00% Convertible Senior Unsecured Notes	—	—	—	—
8.00% Convertible Senior Unsecured Notes	—	—	—	—
5.75% Convertible Senior Unsecured Notes (3)	—	2	2	6
Subordinated Loan	—	—	—	—
Total	$—	$33	$27	$62

(1)
All of the indebtedness may be accelerated upon default under related covenants. See Note 4 to our financial statements in this Report.  Amounts do not include principal to be paid in common stock or payment in kind interest.

(2)	Approximately $586 million of our debt bears interest at a floating rate and, accordingly, we estimated our interest costs in future years.

(3)
The Facility Agreement requires that we fund the 5.75% convertible note reserve account by March 1, 2012 equal to 50% and by March 1, 2013 equal to 100% of the notional purchase price of the 5.75% Notes to secure our obligations.  As of September 30, 2011, the estimated notional purchase price was $71.8 million, which we assume will be paid in 2013.  However, failure to fund this account if excess cash flow, as defined, is not available is not an event of default under the Facility Agreement.

Facility Agreement

On June 5, 2009, we entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. COFACE, the French export credit agency, has guaranteed 95% of our obligations under the Facility Agreement.

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

On September 30, 2011, we entered into a Deed of Waiver and Amendment to its Facility Agreement which delays the last date for final in-orbit acceptance of 18 second-generation satellites by eight months to August 1, 2012; permits us to order six second-generation satellites under the Contract with Thales provided that the purchase price does not exceed €55.2 million; requires that, following an acceptance of the order by Thales, Thermo fund no less than $25 million into an escrow account to provide for the initial payments for the satellites (we intend to issue additional equity or subordinated indebtedness to Thermo in return); specifies that, in addition to operating expenses, inventory purchases, taxes, maintenance and certain other budgeted costs, we may use funds in the contingent equity account (currently $60 million) to pay capital expenditures related to the completion and launch of 25 second-generation satellites, provided that, if the funds are used for capital expenditures, we must raise proceeds from equity or subordinated loans in the same amount as the proposed contingent equity withdrawal; and extends the term of the contingent equity agreement to December 31, 2014.

Short Term Liquidity Needs

At October 1, 2011, our principal short-term liquidity needs were:

•	to make payments to complete the procurement of 24 second-generation satellites;

•	to make payments related to our two remaining launches for the remaining 12 second-generation satellites (including payments for launch insurance);

•	to fund our working capital;

•	to fund repayment of our indebtedness, both principal and interest;

•	to fund future operations; and

•	to make payments to procure and deploy additional second-generation satellites and to upgrade our gateways and other ground facilities.

We plan to fund our short-term liquidity requirements from the following sources:

•	cash on hand at September 30, 2011 ($6.1 million);

•	cash from our Facility Agreement ($8.0 million was available at September 30, 2011);

•	additional debt and equity offerings not yet arranged;

•
cash available under our contingent equity account (If there is no default under the Facility Agreement, we may use the available funds in the contingent equity account, $60 million as of September 30, 2011, to pay operating expenses, inventory purchases, taxes, maintenance, principal and interest payments under the Credit Facility and certain other budgeted costs.  In addition, pursuant to our amendment to the Facility Agreement on September 30, 2011, we may use funds in the contingent equity account to pay capital expenditures related to the completion and launch of 25 second-generation satellites, provided that, if the funds are used for capital expenditures, we must raise proceeds from equity or subordinated loans in the same amount as the proposed contingent equity withdrawal.).  On November 3, 2011, we drew $5.4 million of our $60.0 million contingent equity account and will issue Thermo 11.4 million shares of our common stock consistent with the terms of the contingent equity agreement.  We intend to continue to draw funds from the contingent equity account in the fourth quarter of 2011 and in 2012 to fund certain operating expenses, inventory purchases, and interest payments.  We intend to use the cash collected from operations to fund a portion of the remaining capital expenditures for our third and fourth launches of second-generation satellites; and

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2011, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2011.

(b) Changes in internal control over financial reporting.
As of September 30, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The loss of skilled management and personnel could impair our operations.

In September 2011, we implemented a plan to improve our cost structure by reducing headcount. This has lead to personnel turnover and reduced headcount in all areas of our business. Our performance is substantially dependent on the performance and institutional knowledge of our senior management and key scientific and technical personnel.  The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of business objectives by diverting management’s attention to retention matters, and could have a material adverse effect on our business, operating results and financial condition.

Our Facility Agreement contains events of default for failing to achieve certain milestones with respect to our second-generation satellites that may limit our operating and financial flexibility.

We have launched 12 of the first 24 second-generation satellites (six satellites were launched in both July 2011 and October 2010).  Certain of the second-generation satellites that have already been launched have experienced in-orbit anomalies associated with their momentum wheels. We are currently working with Thales Alenia Space (“Thales”) to develop a solution to the problem. (See Note 3 to our financial statements included in this report for further description of the anomalies related to the second-generation satellites and the factors impacting the timing of the remaining launches.) The remaining two launches of six satellites each were previously delayed due to issues with the Soyuz launch vehicle. The launch campaign has been scheduled to resume in December 2011; however the launch dates may change due to factors beyond Globalstar’s control, including continued review of the momentum wheel issue.   Any delay, regardless of the cause, may adversely affect our results of operations, cash flow and financial condition.

Our Facility Agreement provides for an event of default if we fail to achieve individual in-orbit acceptance of 18 second-generation satellites by August 1, 2012 or final in-orbit acceptance of 24 second-generation satellites by September 1, 2012.

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

Our ability to generate revenue and cash flow has been impacted adversely by our need to reduce our prices for two-way communications services as we seek to maintain our customer base in the face of the challenges to our two-way services. We have implemented new pricing strategies designed to stem further diminution of revenue from two-way services described above.

Further, our business plan and our ability to return to profitability assume that we will be able to deploy successfully our second-generation constellation. In order to do so, we depend on third parties to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated, changes in the technical specifications of the satellites and other unforeseen circumstances such experiencing anomalies after the new satellites are placed into service . For example, when we entered into the contracts with Thales Alenia Space, our satellite manufacturer, we anticipated the launch of our second-generation satellites beginning in the first quarter of 2010 into late 2010. However, earthquake damage to the Thales Alenia Space assembly facility in L'Aquila, Italy, and other factors, has delayed delivery and launch of our satellites. The first two launches of six second-generation satellites each took place in October 2010 and July 2011 and the remaining two launches are expected to occur in the coming months.  Further, two of the second-generation satellites launched in October 2010 have experienced anomalies with their momentum wheels that has caused us to place one into “safe mode” while we seek a solution for the problem is explored. Should we experience additional launch delays or additional momentum wheel or other anomalies that impact the operation of our second-generation satellites, our operations and business plan will be materially adversely affected.

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

If our common stock is not listed on a U.S. national stock exchange, such as NASDAQ, or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 5.0% Notes, 5.75% Notes and 8% Notes will have the option to require us to repurchase the Notes, which we may not have sufficient financial resources to do. In addition, if our common stock is not listed on a U.S. national stock exchange, we will be obligated to make any earn-out payments for the Axonn acquisition in cash rather than common stock.

On September 12, 2011, we received a letter from The NASDAQ Stock Market informing us that for the last 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Listing Rule 5450(a)(1). The letter stated that NASDAQ will provide us a grace period of 180 calendar days, or until March 12, 2012, to regain compliance. To regain compliance, any time before March 12, 2012, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with Rule 5450(a)(1) by March 12, 2012, we will be eligible for an additional 180 calendar day compliance period if we meet The NASDAQ Capital Market initial listing criteria except for the bid price requirement. If we are not eligible for an additional compliance period, NASDAQ will provide us with written notification that our common stock will be delisted. At that time, we may appeal to the Listings Qualifications Panel NASDAQ’s determination to delist our common stock.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendments to Subscription Agreement

10.2	Severance Agreement with Peter J. Dalton dated August 25, 2011

10.3	Amendment No. 6 to the Facility Agreement dated March 29, 2011

10.4†	Dead of Waiver of Amendment No. 7 to the Facility Agreement dated September 30, 2011

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

† Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: November 8, 2011
James Monroe III
Chief Executive Officer

By:
/s/ Dirk Wild
Date: November 8, 2011
Dirk Wild
Senior Vice President and Chief Financial Officer