Form 10-K
period 2011-12-31
Globalstar, Inc.
filed 2012-03-13
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates at June 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $130.7 million.

As of March 2, 2012, 297,873,480 shares of voting common stock and 78,427,524 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

PART I

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

Item 1. Business

Overview

Globalstar, Inc. (“we,” “us” or “the Company”) is a leading provider of mobile voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. As of March 2, 2012, we use 36 in-orbit satellites providing service and 24 active ground stations, which we refer to as gateways, to offer voice and data communication services. We refer to our network of in-orbit satellites and gateways as the Globalstar System.

Beginning in 2006 we started the process of designing, manufacturing and deploying a second-generation satellite constellation. This constellation is designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost as compared to our first-generation constellation. This effort resulted in the launch of our first six second-generation satellites in late 2010 followed by two additional launches of six satellites each in 2011. The fourth launch of six satellites is planned for the second half of 2012. Our new satellites operate seamlessly with our existing constellation, therefore, with each new satellite that we place into service, our service level increases for our voice and Duplex data customers. This increase in service level results in our products and services becoming more desirable to existing and potential customers. In 2011, existing subscribers began to utilize our services more, measured by minutes of use on the Globalstar System, and past subscribers reinstated their service, a trend that we expect to continue during 2012. We continue to offer a range of new and price competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

We define a successful level of service for our customers as measured by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. As each new second-generation satellite enters service, Duplex data and voice service levels increase. During 2011 and 2012, we have placed and expect to place several additional satellites into service, which will continue to increase our service levels. Our goal is to provide service levels and call success rates equal to or better than our Multimedia Messaging Service (“MMS”) competitors so our products and services are attractive to potential customers. We define voice quality as the ability easily to hear, recognize and understand callers with limited recognizable delay in the transmission. Due to the unique design of the Globalstar System, we outperform on this measure versus geostationary satellite (“GEO”) competitors due to the difference in signal travel distance, approximately 44,000 additional miles for GEO satellites, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

We also compete aggressively on price. In 2004 we were the first in the MMS industry to offer bundled pricing plans that we adapted from the terrestrial wireless industry. We expect to continue to innovate and retain our position as the low cost, high quality leader in the MMS industry.

We plan to integrate the new second-generation satellites with the first-generation satellites that were launched in 2007 to form our second-generation constellation.

We designed our second-generation constellation to support our current lineup of Duplex, SPOT family (SPOT Satellite GPS Messenger™ and SPOT Connect) and Simplex data products. With the improvement in both coverage and service quality for our Duplex product offerings resulting from the deployment of our second-generation constellation, we anticipate an expansion of our subscriber base and increases in our average revenue per user, or “ARPU.”

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

At December 31, 2011, we served approximately 486,000 subscribers. We increased our net subscribers by 11% from December 31, 2010 to December 31, 2011. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We currently provide the following communications services:

•	two-way voice communication and data transmissions, which we call “Duplex,” between mobile or fixed devices; and
•	one-way data transmissions between a mobile or fixed device that transmits its location and other information to a central monitoring station, which includes the SPOT family of consumer market products (“SPOT”) and Simplex products.

Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:

•	Duplex two-way transmission products;
•	SPOT products; and
•	Simplex one-way transmission products.

Duplex Two-Way Transmission Products

Mobile Voice and Data Satellite Communications Services and Equipment

We provide mobile voice and data services to a wide variety of commercial, government and recreational customers for remote business continuity, recreational, emergency response and other applications. Subscribers under these plans typically pay an initial activation fee to an agent or dealer, a monthly usage fee to us that entitles the customer to a fixed or unlimited number of minutes, and fees for additional services such as voicemail, call forwarding, short messaging, email, data compression and internet access. Extra fees may also apply for non-voice services, roaming and long-distance. We regularly monitor our service offerings in accordance with customer demands and market changes and offer pricing plans such as bundled minutes, annual plans and unlimited plans.

We offer our services for use only with equipment designed to work on our network, which users generally purchase in conjunction with an initial service plan. We offer the GSP-1700 phone, which includes a user-friendly color LCD screen and a variety of accessories. The phone design represents a significant improvement over earlier-generation equipment, and we believe that the advantages will facilitate increased adoption from prospective users, as well as increased revenue from our existing subscribers as we launch our second-generation satellites. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only satellite network operator currently using the patented Qualcomm CDMA technology that we believe provides superior voice quality when compared to competitive handsets and permits diversity combining of the strongest satellite signal available.

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

Satellite Data Modem Services

In addition to data utilization through fixed and mobile services described above, we offer data-only services. Duplex devices have two-way transmission capabilities. Asset-tracking applications enable customers to control directly their remote assets and perform more complicated monitoring activities. We offer asynchronous and packet data service in all of our Duplex territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Our satellite data modems can be activated under any of our current pricing plans. Satellite data modems are accessible in every Duplex region we serve. We provide our store-and-forward capability to customers who do not require real-time transmission and reception of data. Additionally, we offer a data acceleration and compression service to the satellite data modem market. This service increases web-browsing, email and other data transmission speeds without any special equipment or hardware.

Qualcomm GSP-1720 Satellite Voice and Data Modem

The GSP-1720 is a satellite voice and data modem board with multiple antenna configurations and an enlarged set of commands for modem control. This board is attractive to integrators because it has more user interfaces that are easily programmable. This makes it easier for value added resellers to integrate the satellite modem processing with the specific application, such as monitoring and controlling oil and gas pumps, electric power plants and other remote facilities.

New Products, Services and the Next-Generation IMS Ground Network

We have entered into a contract with Hughes Network Systems, LLC (“Hughes”) under which Hughes will design, supply and implement (a) the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in our various next-generation Globalstar devices. These upgrades will be part of our next-generation ground network.

We have also entered into a contract with Ericsson, Inc. (“Ericsson”) to work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (“PSTN”) and/or Internet.  This new core network system will be part of our next-generation ground network.

As mentioned previously, we have launched 18 of the first 24 second-generation satellites (six satellites each were launched in October 2010, July 2011 and December 2011). We expect to complete the fourth launch during the second half of 2012. Our second-generation constellation, when combined with our next-generation ground network, is designed to provide our customers with enhanced future services featuring increased data speeds of up to 256 kbps in a flexible Internet protocol multimedia subsystem (“IMS”) configuration.  We expect to support multiple products and services, including multicasting; advanced messaging capabilities such as MMS; geo-location services; multi-band and multi-mode handsets; and data devices with GPS integration.

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

SPOT Family of Consumer Market Products

We have differentiated ourselves from other mobile satellite service providers by offering affordable, high utility mobile satellite products that appeal to the mainstream consumer market. With the 2009 acquisition of satellite asset tracking and consumer messaging products manufacturer Axonn, we believe we are the only vertically integrated mobile satellite company, which results in decreased pre-production costs and shorter time to market for our retail consumer products.  During 2011, our consumer retail product lineup emphasized the SPOT satellite GPS messenger™ and the SPOT Connect™. We discontinued further production of SPOT Communicator and SPOT HUG during the third quarter of 2011 due to a strategic decision to focus on our core products; however, we continue to sell the remaining products held in our inventory.

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

SPOT Connect

In January 2011, we introduced SPOT Connect, a one-way messaging device capable of sending messages over our satellite network from smartphone or similar “smart” devices such as tablets.  We introduced the product concept and displayed demonstration units at the 2011 International Consumer Electronics Show (“CES”) in Las Vegas.  SPOT Connect provides connectivity to our network for sending location-based messages from areas either within or outside of cellular phone coverage.  After downloading the SPOT Connect app on a device, the user’s SPOT Connect wirelessly synchs via Bluetooth with a smartphone’s operating system.  SPOT message features are then initiated using the SPOT Connect app.  Users can then type and send text messages from anywhere within our global coverage area.  SPOT Connect also provides traditional SPOT functionality, including emergency assistance, messaging, and tracking.  This product currently supports both Apple and Android platforms.

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have also expanded our distribution channels through product alliances. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy, Big 5 Sporting Goods, Big Rock Sports, Cabela's, Campmor, Wholesale Sports, London Drugs, Outdoor and More, Gander Mountain, REI, Sportsman's Warehouse, West Marine, and CWR Electronics. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website.

Simplex One-Way Transmission Products

Simplex is a one-way burst data transmission from a Simplex device to our network. For example, a customer may place the device on a container in transit. At the heart of the Simplex service is a server sophisticated demodulator and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The server receives and collates messages from all Simplex telemetry devices transmitting over our satellite network. Simplex devices consist of a telemetry unit, an application specific sensor, a battery and optional global positioning functionality. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army and the Mexican Ministry of Education, as well as other organizations, including General Electric, Dell and The Salvation Army.

We designed our Simplex service to address the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station.  Customers are able to realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems. Our Simplex services are currently available worldwide and are served by gateways in the United States, Canada, France, Venezuela, Mexico, Turkey, South Korea, Australia, Singapore, Peru, Nigeria, and Brazil.

We offer a small module called STX-2 satellite transmitter which enables an integrator’s product designs to access our Simplex network.  We also offer complete products that utilize the STX-2 Satellite Transmitter. Our Simplex units, including the enterprise products MMT and SMARTONE, are used worldwide by industrial, commercial and government customers. These products provide cost-efficient, low power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges.

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

Independent Gateway Operators

Our wholesale operations encompass primarily bulk sales of wholesale minutes to independent gateway operators (“IGOs”) around the globe. IGOs maintain their own subscriber bases that are mostly exclusive to us and promote their own service plans. The IGO system allows us to expand in regions that hold significant growth potential but are harder to serve without sufficient operational scale or where local regulatory requirements do not permit us to operate directly.

Currently, 12 of the 24 active gateways in our network are owned and operated by unaffiliated companies, some of whom operate more than one gateway. Except for the gateway in Nigeria, in which we hold a 30% equity interest, and our joint venture in Korea, in which we hold a 49% equity interest, we have no financial interest in these IGOs other than arms’ length contracts for wholesale minutes of service. Some of these IGOs have been unable to grow their businesses adequately due in part to limited resources.

Set forth below is a list of independent gateway operators as of December 31, 2011:

Location	Gateway	Independent Gateway Operators
Argentina	Bosque Alegre	TE.SA.M Argentina
Australia	Dubbo	Pivotel Group PTY Limited
Australia	Mount Isa	Pivotel Group PTY Limited
Australia	Meekatharra	Pivotel Group PTY Limited
South Korea	Yeo Ju	Globalstar Asia Pacific
Mexico	San Martin	Globalstar de Mexico
Nigeria	Kaduna	Globaltouch (West Africa) Limited
Peru	Lurin	TE.SA.M Peru
Russia	Khabarovsk	GlobalTel
Russia	Moscow	GlobalTel
Russia	Novosibirsk	GlobalTel
Turkey	Ogulbey	Globalstar Avrasya

Other Services

We also provide certain engineering services to assist customers in developing new applications related to our system. These services include hardware and software designs to develop specific applications operating over our network, as well as, the installation of gateways and antennas.

Our Spectrum and Regulatory Structure

Globalstar has access to a world-wide frequency allocation to use radio spectrum through the radio frequency tables administered by the International Telecommunications Union (“ITU”). Most of our competitors only have access to spectrum frequencies regionally. We believe access to this global spectrum enables us to design satellites, network and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. This broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadband applications.

First Generation Constellation

In the United States, the Federal Communications Commission (“FCC”) has authorized us to operate our first-generation satellites in 25.225 MHz of radio spectrum comprising two blocks of non-contiguous radio frequencies in the 1.6/2.4 GHz band commonly referred to as the Big LEO Spectrum Band. Specifically, the FCC has authorized us to operate between 1610-1618.725 MHz for “Uplink” communications from mobile earth terminals to our satellites and between 2483.5-2500 MHz for “Downlink” communications from our satellites to our mobile earth terminals. The FCC has also authorized us to operate our four domestic gateways with our first generation satellites in the 5091-5250 and 6875-7055 MHz bands.

Three of our subsidiaries hold our FCC licenses. Globalstar Licensee LLC holds our mobile satellite services license. GUSA Licensee LLC (“GUSA”) is authorized by the FCC to distribute mobile and fixed subscriber terminals and to operate gateways in the United States. GUSA also holds the licenses for our gateways in Texas, Florida and Alaska. Another subsidiary, GCL Licensee LLC (“GCL”), holds an FCC license to operate a gateway in Puerto Rico. GCL is also subject to regulation by the Puerto Rican regulatory agency.

Second-Generation Constellation

We licensed and registered our second-generation constellation in France. In October 2010, the French Ministry for the Economy, Industry and Employment authorized Globalstar Europe SARL, our wholly owned subsidiary, to operate our second-generation constellation.  In November 2010, ARCEP, the French independent administrative authority of post and electronic communications regulations, granted a license to Globalstar Europe SARL to provide mobile satellite service.

The French National Frequencies Agency (“ANFR”) is representing us before the ITU for purposes of receiving assignments of orbital positions and conducting international coordination efforts to address any interference concerns. ANFR submitted the technical papers to the ITU on our behalf in July 2009. As with the first-generation constellation, the ITU will require us to coordinate our spectrum assignments with other companies that use any portion of our spectrum bands. We cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

In March 2011, the FCC granted Globalstar the authority to operate its domestic gateways with the second-generation satellites effective upon the grant by France of an authorization for space operations pursuant to French law and only for those communications with satellites for which France grants authority and undertakes to register under the United Nations Registration Convention.

In August 2011, the French Ministry in charge of space operations issued to Globalstar final authorization to operate its second-generation constellation of satellites and, consequently, commenced the process to register the satellites with the United Nation as provided under the Convention on Registration of Objects Launched into Outer Space. Globalstar notified the FCC of the successful completion of this process thus allowing our second-generation satellites to operate commercially with our U.S. gateways. In accordance with this authorization to operate the second-generation satellite constellation, Globalstar is currently on schedule to enhance the existing gateway operations in Aussaguel, France to include satellite operations and control functions by 2014.

Ancillary Terrestrial Component

In February 2003, the FCC adopted rules that permit satellite service providers to establish terrestrial networks utilizing the ancillary terrestrial component (“ATC”) of their licensed spectrum.  ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. Once established, the ATC network could extend our services to urban areas and inside buildings where satellite services are currently not available, as well as, to rural and remote areas that lack terrestrial wireless services.

In order to establish an ATC network, a satellite service provider must first meet certain specified requirements commonly known as the “gating criteria.”  These criteria require us to provide continuous coverage over the United States and have an in-orbit spare satellite. Additionally, ATC services must be complementary or ancillary to mobile satellite services in an "integrated service offering," which can be achieved by using "dual-mode" devices capable of transmitting and receiving mobile satellite and ATC signals, or providing “other evidence” that the satellite service provider meets the requirement. Further, user subscriptions that include ATC services must also include mobile satellite services. Because of these requirements, the number of potential early stage competitors in providing ATC services is limited, as only mobile satellite services operators who offer commercial satellite services can provide ATC services.

In January 2006, the FCC granted our application to add an ATC service to our existing mobile satellite services. In April 2008, the FCC issued a decision extending our ATC authorization from 11MHz to a total of 19.275 MHz of our spectrum. Outside the United States, other countries are considering implementing regulations to facilitate ATC services. We expect to pursue ATC licenses in jurisdictions such as Canada and the European Community as market conditions dictate.

In October 2008, the FCC granted our requests for waivers of certain gating criteria permitting us to lease a portion of our domestic spectrum to Open Range Communications so that Open Range could deploy wireless broadband using the WiMAX air interface protocol.  In granting our request, the FCC required us to meet the gating criteria by specified dates in 2010 and 2011, including the completion of the launch of our second-generation satellites by July 1, 2010.  In December 2009, we requested the FCC to extend the two deadlines based on the confluence of unforeseen events which made it impossible to meet the deadlines. By Order dated September 14, 2010, the FCC denied our waiver request and suspended our ability to use our ATC authority until we come into compliance with the gating criteria. Effective January 5, 2011, we terminated the lease agreement with Open Range. Open Range filed for bankruptcy in October 2011 and plans to liquidate.

In July 2010, the FCC instituted a rulemaking proceeding and notice of inquiry to consider whether certain gating criteria should be revised or eliminated so as to permit satellite operators to exercise greater flexibility in utilizing ATC. Interested parties, including Globalstar, filed comments in these proceedings in September 2010. Therein, we have proposed the elimination of, or substantial modifications to, the existing gating criteria. We continue our active participation in these proceedings. In addition, other MSS providers have requested waivers of certain gating criteria, including the “integrated service offering” requirement, so as to permit such providers to offer terrestrial-only services over their MSS frequency allocations. These MSS providers include LightSquared Subsidiary, LLC, New DBSD Satellite Service G.P. and TerreStar Licensee Inc. We actively participate in these proceedings to seek equal treatment for all MSS providers with respect to receiving any such relief.

Spectrum Sharing

In July 2004, the FCC issued a decision giving Iridium Communications, Inc. (“Iridium”) shared access to the 1618.25 – 1621.35 MHz portion of our 1610 – 1621.35 MHz band and requested comments on whether it should require us to share an additional 2.25 MHz of spectrum with Iridium. On November 9, 2007, the FCC issued a Second Order on Reconsideration changing our and Iridium's assignments. We and Iridium each now have access to 7.775 MHz of unshared spectrum, and we share 0.950 MHz of spectrum in the center of the band. The FCC expects us and Iridium to reach a mutually acceptable coordination agreement in the shared portion. We appealed the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit. On May 1, 2009, the Court affirmed the FCC's decision. On October 15, 2008, the FCC released an Order of Modification (Order) modifying both our and Iridium's satellite constellation licenses consistent with its Second Report. The FCC's Order, which was effective December 14, 2008, reduces our spectrum assignment not only in the United States but globally.

Also in the July 2004 decision, the FCC required us to share the 2496 – 2500 MHz portion of our downlink spectrum with certain Broadband Radio Service fixed wireless licensees and with about 100 "grandfathered" Broadcast Auxiliary Service licensees. We expect the latter to be relocated out of the band eventually. Although we and others requested reconsideration of certain rules that will govern our sharing with these Broadband Radio Service and Broadcast Auxiliary Service licensees, the FCC affirmed this portion of its decision in an order issued in April 2006. Certain parties have filed further requests with the FCC for reconsideration of this decision, which we have opposed. In addition, on July 21, 2006, Sprint Nextel Corporation (Sprint Nextel) one of the largest Broadband Radio Service licensees, filed an appeal of the FCC's decision with the U.S. Court of Appeals for the D.C. Circuit. The court is holding the case in abeyance pending the FCC's decision on reconsideration.

National Regulation of Service Providers

In order to operate gateways, the IGOs and our affiliates in each country are required to obtain a license from that country's telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All 24 active gateways, which we and the IGOs operate, are licensed.

Our subscriber equipment generally must be type certified in countries in which it is sold or leased. The manufacturers of the equipment and our affiliates or IGOs are jointly responsible for securing type certification. We have received type certification in multiple countries for each of our products.

Satellites

We launched our first-generation satellite constellation in the late 1990’s.  These satellites have experienced various anomalies over time, including degradation in the performance of the solid-state power amplifiers which adversely affects the ability of these satellites to provide Duplex services. This degradation does not adversely affect our one-way SPOT and Simplex data transmission services, which use only the uplink band from a subscriber’s equipment to our satellites.

We launched eight spare first-generation satellites in 2007 to provide support for our Duplex, Simplex and SPOT services. Although these satellites will experience degradation over time, we expect that these eight satellites will be capable of providing service through at least 2013.

As planned prior to the degradation, we entered into agreements for the construction and launch of second-generation satellites. We successfully launched 18 of the first 24 second-generation satellites in 2010 and 2011, and expect to conduct the fourth launch of six satellites during the second half of 2012. We designed our second-generation satellites to support our current lineup of Duplex, SPOT, and Simplex products and services.

  Thales Alenia Space (“Thales”) is currently completing construction of the remaining six second-generation satellites, plus our spare. We designed the second-generation satellites to have a 15-year life from the date the satellites are first positioned into their operational orbits, twice the useful life of the first-generation satellites. This is achieved by increasing the solar array and battery capacity, using a larger fuel tank, more redundancy for key satellite equipment, and improved radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites.  In order to avoid the radiation issues that affected the first-generation satellites, the second-generation satellites use passive S-band antennas on the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of the active antenna array.

Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and continuity of service. The design of our space segment and primary and secondary ground control system facilitates the real-time intervention and management of the satellite constellation and service upgrades via hardware and software enhancements.

Our second-generation satellites were designed with four momentum wheels.  The design requires three functioning momentum wheels for operations with one redundant momentum wheel (a non-operating wheel acting as a spare on the satellite in space).  Momentum wheels are flywheels used to provide attitude control and stability of the spacecraft.

Momentum wheels on certain satellites launched in October 2010 and July 2011 have exhibited anomalous behavior necessitating the removal of such wheels from service. To date, this has not had a significant impact on our overall service levels. The satellites launched in December 2011 have not experienced any similar behavior associated with their momentum wheels. We are currently working with Thales to develop a software-based solution that we plan to upload to certain satellites that may permit such satellites to operate on two momentum wheels. Although Thales has successfully conducted computer simulations of the proposed software solution, we can provide no assurance that a solution will be developed and implemented successfully. If we are unable successfully to develop and implement this solution, or otherwise resolve the anomalous behavior, our investment in certain satellites may be impaired.

Our constellation provides both Simplex data and Duplex voice and data services to our customers. Some of our first-generation satellites have the ability to offer only Simplex service; other satellites offer both Simplex and Duplex service. Today we have adequate satellites providing Simplex service and expect this service level to continue for the foreseeable future. To continue the expansion of our current Duplex service, we are adding second-generation satellites to the existing satellites launched, as discussed above.

We have a contract with Thales to construct additional second-generation satellites at fixed pricing.  These additional second-generation satellites are intended to replace the first-generation satellites when they are no longer capable of providing reliable Duplex service, to act as spare satellites, and to replace any previously launched satellites that experience in-orbit anomalies. We are currently in arbitration with Thales regarding the contractual terms and conditions under which we are permitted to order additional second-generation satellites. See Note 9 to the consolidated financial statements for a further description of the arbitration.

Ground Network

Our satellites communicate with a network of 24 active gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. The design of our orbital planes ensures that generally at least one satellite is visible from any point on the earth's surface between 70° north latitude and 70° south latitude. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We have positioned our gateways to cover most of the world's land and population. We own 12 of these gateways and the rest are owned by IGOs. In addition, we have spare parts in storage, including antennas and gateway electronic equipment, including two un-deployed stored gateways.

Each of our gateways has multiple antennas that communicate with our satellites and pass calls seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar system authenticates the user and establishes the voice or data channel to complete the call to the public switched telephone network, to a cellular or another wireless network or to the internet (for a data call including Simplex).

We believe that our terrestrial gateways provide a number of advantages over the in-orbit switching used by our main competitor, including better call quality, reduced call latency and convenient regionalized local phone numbers for inbound and outbound calling. We also believe that our network's design, which relies on terrestrial gateways rather than in-orbit switching, enables faster and more cost-effective system maintenance and upgrades because the system's software and much of its hardware is based on the ground. Our multiple gateways allow us to reconfigure our system quickly to extend another gateway's coverage to make up some or all of the coverage of a disabled gateway or to handle increased call capacity resulting from surges in demand.

Our network uses Qualcomm's patented CDMA technology to permit diversity combining of the strongest available signals. Patented receivers in our handsets track the pilot channel or signaling channel as well as three additional communications channels simultaneously. Compared to other satellite and network architectures, we offer superior call clarity, virtually no discernable delay, and a low incidence of dropped calls. Our system architecture provides full frequency re-use. This maximizes diversity (which maximizes quality) and maximizes capacity as the assigned spectrum can be reused in every satellite beam in every satellite. Our network also works with internet protocol data for reliable transmission of IP messages.

 In May 2008, we entered into an agreement with Hughes under which Hughes will design, supply and implement (a) the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in various next-generation Globalstar devices.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the contract, including subsequent additions, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations.

We are currently in negotiations with Qualcomm regarding the termination of our existing equipment contract. Although our network is currently CDMA-based, it is configured so that it can also support one or more other air interfaces that we may select in the future. For example, we have developed a non-Qualcomm proprietary CDMA technology for our SPOT and Simplex services. Because our satellites are essentially "mirrors in the sky," and all of our network's switches and hardware are located on the ground, we can easily and relatively inexpensively modify our ground hardware and software to use other wave forms to meet customer demands for new and innovative services and products.

We own and operate gateways in the United States, Canada, Venezuela, Puerto Rico, France, Brazil, and a gateway in Nicaragua that we have temporarily suspended from service. We also own a gateway in Singapore which SingTel operates under contract to us.

In 2007, we entered into an agreement with Globaltouch (West Africa) Limited to construct and operate a gateway in Kaduna, Nigeria, for which Globaltouch has paid us its entire $8.4 million purchase obligation. This gateway was fully operational for SPOT and Simplex service in November 2009. We plan to complete the construction and introduce Duplex service at this gateway after our second-generation constellation becomes fully operational.

In 2008, we completed the construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway was fully operational for SPOT and Simplex service in October 2008. We plan to introduce Duplex service at this gateway. This gateway is operated by SingTel, who operates the gateway under contract to us.

In 2009, we entered into a business transfer agreement (“BTA Agreement”) with LG Dacom, the independent gateway operator in Yeo Ju, South Korea, to acquire its gateway and other system assets for approximately $1.0 million. In January 2010, we entered into a joint venture agreement with Arion Communications Co., which assumed the BTA Agreement and completed the South Korean acquisition in the second quarter of 2010.

Our independent gateway operator Elsacom ceased operations from the Avezzano gateway in Italy as of March 31, 2011. We have applied for a license to provide service in Italy from the Aussaguel, France gateway.  We do not expect a material impact on our existing revenue or coverage should any suspension of the gateway service in Italy take place.

Our independent gateway operator China Spacecom ceased operations from the Beijing gateway as of May 31, 2011.

In January 2012, we signed a letter of intent with Shahad Al Sahra Trading Est. (SAS), for SAS's ownership and operation of a satellite gateway ground station located in Saudi Arabia and the establishment of a Satellite Services Agreement. Globalstar and SAS expect to enter into definitive agreements in the near future and request the necessary licensing approvals from the Saudi Arabian telecommunications regulatory agency.

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

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications (“Eutelsat”) and SES S.A., and aperture terminals companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, mobile satellite services providers, such as Globalstar, Inmarsat P.L.C. (“Inmarsat”) and Iridium Communications, Inc. (“Iridium”), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect mobile satellite services operators will increasingly compete with fixed satellite services operators.

Low earth orbit (“LEO”) systems, such as the systems we and Iridium currently operate, reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, we believe provide a better overall quality of service.

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

Inmarsat owns and operates a fleet of geostationary satellites. Due to its multiple-satellite geostationary system, Inmarsat's coverage area extends to and covers most bodies of water more completely than we do. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers global land-based and aeronautical communications services. Inmarsat generally does not sell directly to customers. Rather, it markets its products and services principally through a variety of distributors, who, in most cases, sell to additional downstream entities who sell to the ultimate customer. We compete with Inmarsat in several key areas, particularly in our maritime markets. In the summer of 2010, Inmarsat launched its ISATPhone Pro mobile handset designed to compete with both Iridium’s mobile handset service and our GSP-1700 handset service.

Iridium owns and operates a fleet of low earth orbit satellites that is similar to our network of satellites. Iridium provides voice and data communications to businesses, United States and foreign governments, non-governmental organizations and consumers. Iridium sells its products and services to commercial end users through a wholesale distribution network. We have faced increased competition from Iridium in some of our target markets.

LightSquared, in addition to its former MSV mobile satellite services, has announced plans to build a wireless broadband network in the United States that also incorporates nationwide satellite coverage.  In January 2011, the FCC granted LightSquared a conditional waiver to its ATC gating criteria known as the Integrated Service Rule granting it conditional authority to provide terrestrial only wireless broadband services using mobile satellite spectrum. In February 2012, the FCC issued a public notice proposing to revoke LightSquared’s conditional authority to deploy a ground-based mobile broadband network.

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in the Middle East and Africa; ACeS (now operated by Inmarsat) in Asia; LightSquared Subsidiary LLC (formerly SkyTerra (formerly MSV)), SkyTerra (Canada), Inc. (formerly Mobile Satellite Ventures Canada), TerreStar Networks and DBSD (DISH Network is under contract to acquire both of these companies pending FCC approval) in the Americas; and Optus MobileSat (Thuraya) in Australia.

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

Our SPOT products compete indirectly with Personal Locator Beacons (“PLB”s). A variety of manufacturers offer PLBs to an industry specification.

Our industry has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, designing and building the satellite constellation and synchronizing the network technology. We will continue to face competition from Inmarsat and Iridium and other businesses that have developed global mobile satellite communications services in particular regions. We will also face competition from incipient mobile satellite service providers such as Solaris Mobile and mobile satellite ATC services providers, such as TerreStar, DBSD and LightSquared, who are currently designing core satellite operating businesses with terrestrial component around their U.S. spectrum holdings.

 United States International Traffic in Arms Regulations

The United States International Traffic in Arms regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. The President has delegated this authority to the U.S. Department of State, Directorate of Defense Trade Controls. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. Some information involved in the performance of our operations falls within the scope of these regulations. As a result, we may have to obtain an export authorization or restrict access to that information by international companies that are our vendors or service providers. We have received and expect to continue to receive export licenses for our telemetry and control equipment located outside the United States and for providing technical data to Arianespace and the developers of our next generation of satellites.

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

 Customers

The specialized needs of our global customers span many markets. Our system is able to offer our customers cost-effective communications solutions in areas unserved or underserved by existing telecommunications infrastructures. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our targeted customers often operate, travel to or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.

Our top revenue generating markets in the United States and Canada are (i) government (including federal, state and local agencies), public safety and disaster relief, (ii) recreation and personal and (iii) telecommunications. These markets comprised 22%, 19% and 6%, respectively, of our total subscribers in the United States and Canada at December 31, 2011. We also serve customers in the maritime and fishing, oil and gas, natural resources (mining and forestry), and construction, utilities markets, and transportation, which together comprised approximately 21% of our total subscribers in the United States and Canada at December 31, 2011.

No one customer was responsible for more than 10% of our revenue in 2011, 2010, or 2009.

Domestic/Foreign

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2011, approximately 34% of our sales was denominated in foreign currencies. See Note 14 to the consolidated financial statements for additional information regarding revenue by country.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2012 and 2027. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business. Our intellectual property is pledged as security for our obligations under our Facility Agreement.

Employees

As of December 31, 2011, we had 239 employees, of which 15 were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Seasonality

Our results of operations are subject to seasonal usage changes. April through October are typically our peak months for service revenues and equipment sales. In addition, there is an increase in SPOT equipment sales during the holidays. Government customers in North America tend to use our services during summer months, often in support of relief activities after events such as hurricanes, forest fires and other natural disasters.

Services and Equipment

Sales of services accounted for approximately 76%, 75%, and 78% of our total revenues for 2011, 2010, and 2009, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 24%, 25%, and 22% of our total revenues for 2011, 2010, and 2009, respectively.

Company History

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

In July 2010, we announced the relocation of our corporate headquarters to Covington, Louisiana. Our product development center, our international customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications have also relocated to Louisiana.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Globalstar) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC's internet site, www.sec.gov.

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

Risks Related to Our Business

The implementation of our business plan and our ability to return to profitability assume we are able to generate sufficient revenue and cash flow from our second-generation constellation as it is deployed, which is contingent on a number of factors.

Our ability to generate revenue and positive cash flow, at least until our second-generation constellation is more fully deployed and begins to generate revenue, will depend upon maintaining a sufficient number of our existing two-way communications service customers, introducing successfully new product and service offerings, and competing successfully against other mobile satellite service providers.

 Our ability to generate revenue and cash flow has been impacted adversely by our decision to reduce our prices for two-way communications services as we have sought to maintain our customer base in the face of the challenges to our two-way services.

Our business plan and our ability to return to profitability assume that we will be able to fully and successfully deploy our second-generation constellation. In order to do so, we depend on third parties to build and launch our satellites. The construction of these satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including obsolescence of component parts, the failure of third-party vendors to perform as anticipated, changes in the technical specifications of the satellites and other unforeseen circumstances such as experiencing anomalies after the new satellites are placed into service. For example, when we entered into the contracts with Thales, our satellite manufacturer, we anticipated the launch of our second-generation satellites beginning in the first quarter of 2010 into late 2010. However, Thales has delayed delivery and therefore the launch of our satellites. The first three launches of six second-generation satellites each took place in October 2010, July 2011, and December 2011 and the remaining launch is expected to occur during the second half of 2012. Momentum wheels on certain satellites launched in October 2010 and July 2011 have exhibited anomalous behavior necessitating the removal of such wheels from service. To date, this has not had a significant impact on our overall service levels. The satellites launched in December 2011 have not experienced any similar behavior associated with their momentum wheels. We are currently working with Thales to develop a software-based solution that we plan to upload to certain satellites that may permit such satellites to operate on two momentum wheels. Although Thales has successfully conducted computer simulations of the proposed software solution, we can provide no assurance that Thales and we can develop and implement successfully a solution. If we are unable successfully to develop and implement this solution, or otherwise resolve the anomalous behavior, our investment in certain satellites may be impaired. Should we experience additional launch delays or additional momentum wheel or other anomalies that impact the operation of our second-generation satellites, our operations and business plan could be materially adversely affected.

We have incurred operating losses in the past three years, and these losses are likely to continue.

We have incurred operating losses of $73.2 million, $59.8 million, and $53.8 million in 2011, 2010, and 2009, respectively. These losses are largely a result of problems with our two-way communications services and the delay in launching our second-generation constellation. We expect that we will continue to incur operating losses as we attempt to regain our market position and pricing.

Our satellites have a limited life and first-generation satellites have degraded, which causes our network to be compromised and which materially and adversely affects our business, prospects and profitability.

Since our first satellites were launched in the 1990’s, certain first-generation satellites have failed in orbit and have been retired, and we expect others to fail in the future. We consider a satellite "failed" only when it can no longer provide any communications service, and we do not intend to undertake any further efforts to return it to service or when the other satellite subsystems can no longer support operations. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, the quality of construction, gradual degradation of solar panels, the durability of components, and collision with other satellites or space debris. Any of these items, including radiation induced failure of satellite components, may result in damage to or loss of a satellite before the end of its currently expected life.

As a result of the issues described above, some of our in-orbit satellites may experience temporary outages or may not otherwise be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. As it is not economically feasible, we do not insure our satellites against in-orbit failures, whether the failures are caused by internal or external factors.

S-band Antenna Amplifier Degradation

The degradation of the S-band antenna amplifier in our first-generation satellites has negatively affected our ability to provide two-way voice and data communications at all times and in all locations. The S-band antenna provides the downlink from the satellite to a subscriber's phone or data terminal. Degraded performance of the S-band antenna reduces the call completion rate for two-way voice and data communication between the affected satellites and the subscriber and may reduce the duration of a call. When the S-band antenna on a satellite ceases to be functional, two-way communication is impossible over that satellite. The root cause of the degradation in performance of the S-band antenna amplifiers is unknown, although we believe it may result from the satellites being exposed to radiation over their life in orbit. The S-band antenna amplifier degradation does not affect adversely our one-way SPOT or Simplex data transmission services, which utilize only the uplink band from a subscriber's SPOT or Simplex terminal to the satellites. We do not classify satellites with S-band antenna amplifier degradation as “failed.”

We launched eight spare satellites in 2007. These eight satellites are part of our second-generation constellation. All of our satellites launched prior to 2007 have experienced various anomalies over time, including the degradation in the performance of the solid-state power amplifiers of the S-band communications antenna subsystem described above. The satellites we launched in 2007 will experience degradation over time.

In the past, we have reconfigured our constellation and placed satellites experiencing less degradation into key orbital positions to maximize our capacity and quality of service. We will continue to do this. We forecast the time and duration of two-way service coverage at any particular location in our service area, and we have made this information available without charge to our customers and service providers, including our wholly owned operating subsidiaries, value added resellers, and IGOs, so that they may work with their subscribers to reduce the impact of the service interruptions in their respective service areas. Nonetheless, we expect the S-band antenna amplifier degradation to continue as our first-generation satellites age in orbit.

As our second-generation constellation becomes operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan then to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage.

We may not be able to launch our last second-generation satellites successfully. Loss of one or more satellites during launch could delay or impair our ability to offer our services or reduce our future revenues. Launch insurance will not fully cover this risk.

Launching satellites is inherently risky. Our predecessor and others have incurred launch failures resulting in the loss of satellites. Arianespace generally is not responsible for any loss of our satellites on launch. Insurance proceeds would likely be available in the event of a launch failure, but acquiring replacements for any satellites would cause a delay in the deployment of our second-generation constellation and any insurance proceeds would not cover lost revenue. Although we insure our satellites for launch failure and failure during the initial orbit raising, we do not insure our existing satellites during their remaining in-orbit operational lives as it is not economically feasible to do so.

Our Facility Agreement requires us to obtain launch insurance for the second-generation satellites. Launch insurance rates have fluctuated significantly in the past and are highly contingent on market conditions.  Our current contract for launch insurance covers the fourth launch of our second-generation satellites. However, if launch insurance rates were to rise substantially, our future launch costs would increase. We anticipate our launch insurance policy will include specified exclusions, deductibles and material change limitations. Some (but not all) exclusions could include damage arising from acts of war, anti-satellite devices and other similar potential risks for which exclusions were customary in the industry at the time the policy was written.

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

The FCC suspended our ability to use our ATC authority by order dated September 14, 2010 because we had not yet completed deployment of our second-generation satellite constellation. The FCC will not remove the suspension until we comply with the gating criteria discussed below.  Even if the FCC removes the suspension, we may not be able to establish additional arrangements to exploit our ATC authority at all or on favorable terms and, if such arrangements are established, the other parties may not fulfill their obligations. If we are unable to form additional suitable partnerships or enter into service contracts, joint venture agreements or additional leases, we may not be able to capitalize fully on our plan to deploy ATC services, which would limit our ability to expand our business and reduce our future revenues and profitability, and adversely affect the value of our ATC license.

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

Demand for wireless communication services via satellite may not grow, or may even shrink, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell our services and develop and successfully market new services, or could exert downward pressure on prices, or both. This, in turn, could decrease our revenues and profitability and adversely affect our ability to increase our revenues and profitability over time.

The success of our business plan will depend on a number of factors, including:

•	our ability to complete the construction, delivery and launch of our second-generation satellites and, once launched, our ability to maintain their health, capacity and control;
•	our ability to maintain or reduce costs until our second-generation constellation is in service;
•	the level of market acceptance and demand for all of our services;
•	our ability to introduce new products and services that meet this market demand;

•	our ability to retain and obtain new Duplex customers;
•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;
•	our ability to control the costs of developing an integrated network providing related products and services;
•	our ability to market successfully our SPOT and Simplex products and services;
•	our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;
•	our ability to limit the effects of further degradation of, and to maintain the capacity and control of, our existing first-generation satellite network;
•	our ability to sell the equipment inventory on hand and under commitment to purchase from Qualcomm;
•	the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers; and
•	with the addition of our retail product line, general economic conditions that affect consumer discretionary spending and consumer confidence.

We depend in large part on the efforts of third parties for the retail sale of our services and products. The inability of these third parties to sell our services and products successfully may decrease our future revenue and profitability.

We derive a large portion of our revenue from products and services sold through independent agents, dealers and resellers, including, outside the United States, IGOs. If these third parties are unable to market our products and services successfully, our future revenue and profitability may decrease.

We depend on IGOs to market our services in important regions around the world. If the IGOs are unable to do this successfully, we will not be able to grow our business in those areas as rapidly as we expect.

Although we derive most of our revenue from retail sales to end users in the United States, Canada, a portion of Western Europe, Central America and portions of South America, either directly or through agents, dealers and resellers, we depend on IGOs to purchase, install, operate and maintain gateway equipment, to sell phones and data user terminals, and to market our services in other regions where these IGOs hold exclusive or non-exclusive rights. Not all of the IGOs have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the IGOs are not earning revenues sufficient to fund their operating costs due to the operational issues we experienced with our first-generation satellites. Although we expect these IGOs to return to profitability with the return of Duplex service, if they are unable to continue in business, we will lose the revenue we receive for selling equipment to them and providing services to their customers. Although we have implemented a strategy for the acquisition of certain IGOs when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the IGOs either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the IGO will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those IGOs do not fulfill their own business plans to increase substantially their sales of services and products.  Two of our IGOs suspended operations in 2011, and we have limited ability to prevent other suspensions.

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

We plan to introduce additional Duplex, SPOT, and Simplex products and services. However, we cannot predict with certainty the potential longer term demand for these products and services or the extent to which we will be able to meet demand. Our business plan assumes growing our Duplex subscriber base beyond levels achieved in the past, rapidly growing our SPOT and Simplex subscriber base and returning the business to profitability. However, we may not be able to generate sufficient positive cash flow from our operations to enable us to fund a portion of the cost of our second-generation satellites, fund operating costs, or repay debt. Among other things, end user acceptance of our Duplex, SPOT, and Simplex products and services will depend upon:

•	the actual size of the addressable market;
•	our ability to provide attractive service offerings at competitive prices to our target markets;
•	the cost and availability of user equipment that operates on our network;
•	the effectiveness of our competitors in developing and offering alternate technologies or lower priced services; and
•	general and local economic conditions, which have been adversely affected by the recent recession.

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

We have substantial contractual obligations and capital expenditure plans, which will require additional capital, the terms of which have not been arranged. The terms of our Facility Agreement could complicate raising this additional capital.

We plan to make capitalized expenditures related to procuring and deploying our second-generation satellites and upgrading our gateways and other ground facilities, including total contract values for Thales, Arianespace, Hughes and Ericsson, internal costs and capitalized interest, which we expect will be reflected in capital expenditures primarily through 2013. The nature of these purchases requires us to enter into long-term fixed price contracts. We could cancel some of these purchase commitments, subject to the incurrence of specified cancellation penalties. We plan to fund the balance of the capital expenditures for the second-generation satellites and the satellite operations control centers upgrades through the use of the remaining funds available under our Facility Agreement, cash on hand, cash flows from operations (if any), our contingent equity agreement and other equity or debt financing not yet arranged. During the fourth quarter of 2011, we drew $14.2 million from the contingent equity account and issued shares of our nonvoting common stock to Thermo in accordance with the terms of the contingent equity agreement. We drew $9.8 million from the contingent equity account in the first quarter of 2012 and intend to continue to draw the remaining funds ($36.0 million at March 2, 2012) from this account in 2012 to fund certain operating expenses, inventory purchase, and interest payments. Additionally, we may use contingent equity funds for capital expenditures provided that we raise equity or subordinated debt financing on a one-to-one basis. We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

We expect to fund planned capital expenditures beyond the next 12 months through other financing, including proceeds from the issuance of additional equity or debt not yet arranged. Restrictions in the Facility Agreement limit the types of financings we may undertake.

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

Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness, as permitted under the Facility Agreement. These alternative measures may not be successful or feasible.

Our Facility Agreement contains events of default for failing to achieve certain milestones with respect to our second-generation satellites that may limit our operating and financial flexibility.

We have launched 18 of the first 24 second-generation satellites.  Certain of these satellites have experienced in-orbit anomalies associated with their momentum wheels. In 2011, we entered into a contract with Thales to develop a software solution that will allow the satellites to operate with two momentum wheels instead of the designated three. (See Note 3 to our financial statements included in this report for further description of the anomalies related to the second-generation satellites.)

Our Facility Agreement provides for an event of default if we fail to achieve individual in-orbit acceptance of 18 second-generation satellites by August 1, 2012 or final in-orbit acceptance of 24 second-generation satellites by April 30, 2013.

An event of default may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to achieve in-orbit acceptance will depend on future events, which may be beyond our control. If we are in default and are unable to obtain waivers, payment of the indebtedness could be accelerated or prohibit us from utilizing the Facility Agreement until the default has been remediated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.  Furthermore, our ability to draw on our credit facility is subject to conditions, including that no default is continuing or would be likely to result from a proposed plan.  We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds if any remain to our operating accounts in a default situation.

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

Complying with these restrictive covenants, as well as the financial covenants in the Facility Agreement and those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the agreement and payment of the indebtedness could be accelerated or prohibit us from utilizing the Facility Agreement until the default has been remediated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions. Furthermore, our ability to draw on our Facility is subject to conditions, including that no default is continuing or would be likely to result from a proposed plan. We may direct the transfer of funds from our contingent equity account to operating accounts only if no default has occurred and is continuing under our Facility Agreement; however, the administrative agent of the Facility Agreement may, but is not obligated to, transfer contingent equity funds to our operating accounts in a default situation.

We currently are unable to offer service in important regions of the world due to the absence of gateways in those areas, which is limiting our growth and our ability to compete.

Our objective is to establish a worldwide service network, either directly or through IGOs, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to finance our own gateways or to find capable IGOs for several important regions and countries, including Eastern and Southern Africa, India, and certain parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the IGOs have been unable to reach business arrangements with one another. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The hardware and software we currently utilize in operating our gateways were designed and manufactured over 10 years ago and portions have deteriorated. We have contracted to replace the hardware and software in the future; however the original equipment may become less reliable as it ages and will be more difficult and expensive to service. Although we maintain inventories of spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. We expect to face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. We have had to commit, and must continue to commit, to make significant capital expenditures to keep up with technological changes and remain competitive. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents and therefore may not be available to us.

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

Under the FCC's plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. The FCC's decision in October 2008 to reduce the number of channels we have available in our lower band may impair our ability to grow over the long term.

We registered our second-generation constellation with the ITU through France rather than the United States. The French radiofrequency spectrum regulatory agency, ANFR, submitted the technical papers to the ITU on our behalf in July 2009. As with the first-generation constellation, the ITU will require us to coordinate our spectrum assignments with other companies that use any portion of our spectrum bands. We cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

 Spectrum values historically have been volatile, which could cause the value of our business to fluctuate.

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

Satellite-based Competitors

There are currently four other mobile satellite operators providing services similar to ours on a global or regional basis: Iridium, Inmarsat, Thuraya and LightSquared. In addition, ICO Global Communications (Holdings) Limited launched a satellite in 2008, but has not offered any services yet, and TerreStar Corporation launched a satellite in 2009 and began offering spectrum-leasing services in 2010. DISH Network is under contract to acquire both of these companies in bankruptcy, pending FCC approval, with the intent to construct a nationwide broadband terrestrial network. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with particular competitive pricing strategies.

Other providers of satellite-based products could introduce their own products similar to out SPOT family of consumer market products, which may materially adversely affect our business plan. In addition, we may face competition from new competitors or new technologies. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue.

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

ATC Competitors

We also expect to compete with a number of other satellite companies that plan to develop ATC integrated networks. For example, TerreStar and ICO Global, which DISH Network is under contract to acquire, pending FCC approval, have been licensed by the FCC to operate an ATC network. In January 2011, the FCC granted LightSquared a conditional waiver to its ATC gating criteria known as the Integrated Service Rule granting it conditional authority to provide terrestrial only wireless broadband services using mobile satellite spectrum. In February 2012, the FCC issued a public notice proposing to revoke LightSquared’s conditional authority to deploy a ground-based mobile broadband network. Other competitors have requested similar waivers from the FCC. Any of these competitors could offer an integrated satellite and terrestrial network before we do, could combine with terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer an ATC network that customers prefer over ours.

Potential Loss of Customers

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, the degradation of our constellation or for other reasons. Our top 10 customers for the year ended December 31, 2011 accounted for, in the aggregate, approximately 14% of our total revenues. For the year ended December 31, 2011, revenues from our largest customer was $2.7 million or 4% of our total revenues. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our revenue could be significantly reduced. In addition, we may incur additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 4% and 6% of our total service revenue for 2011 and 2010, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty and are subject to changes in government budgets and appropriations.

Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services, slow our expansion into new markets and subject our services to additional competitive pressures.

Our ownership and operation of wireless communication systems are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar authorities. Additionally, our use of our licensed spectrum globally is subject to coordination by the ITU.  Our second-generation constellation has been licensed and registered in France.  The rules and regulations of the FCC or these foreign authorities may change and may not continue to permit our operations as presently conducted or as we plan to conduct them.

Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites, ground stations, or other terrestrial facilities (including those necessary to provide ATC services) as required by our licenses and applicable government regulations could result in the imposition of government sanctions against us, up to and including cancellation of our licenses.

Our system requires regulatory authorization in each of the markets in which we or the IGOs provide service. We and the IGOs may not be able to obtain or retain all regulatory approvals needed for operations. For example, the company with which the original owners of our first-generation network contracted to establish an independent gateway operation in South Africa was unable to obtain an operating license from the Republic of South Africa and abandoned the business in 2001. Regulatory changes, such as those resulting from judicial decisions or adoption of treaties, legislation or regulation in countries where we operate or intend to operate, may also significantly affect our business. Because regulations in each country are different, we may not be aware if some of the IGOs and/or persons with which we or they do business do not hold the requisite licenses and approvals.

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

We receive a majority of our revenues in U.S. dollars. Limited availability of U.S. currency in some local markets or governmental controls on the export of currency may prevent an IGO from making payments in U.S. dollars or delay the availability of payment due to foreign bank currency processing and approval. In addition, exchange rate fluctuations may affect our ability to control the prices charged for the independent gateway operators' services.

Fluctuations in currency exchange rates may adversely impact our financial results.

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar, the euro, and the Brazilian real. Certain of our obligations are denominated in euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies, and increases in the value of the euro compared to the U.S. dollar have effectively increased the euro-denominated costs of procuring our second-generation satellites. Further declines in the dollar will exacerbate this problem. Approximately 34% and 36% of our total sales were to retail customers in Canada, Europe, Central America, South America, Venezuela and Brazil during 2011 and 2010, respectively. Our results of operations for 2011 and 2010 reflected losses of $0.5 million and $0.1 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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

A tax authority has previously notified us that our Company (formerly known as Globalstar LLC), one of our subsidiaries, and our predecessor, Globalstar L.P., were under audit for the taxable years ending December 31, 2005, December 31, 2004, and June 29, 2004, respectively. During the taxable years at issue, we, our predecessor, and our subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the Internal Revenue Service ("IRS") issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. We disagreed with the proposed adjustments, and pursued the matter through applicable IRS and judicial procedures as appropriate. In February 2012 a Closing Agreement was reached with respect to this matter. The position reached in the Closing Agreement had no impact on the cost basis of the assets of the Company, or the Company’s net operating loss position. In addition, there is no impact for the Company on deduction in future years.

In January 2012 the Company’s Canadian subsidiary was notified that its income tax returns for the years ending October 31, 2008 and 2009 have been selected for audit. The Company’s Canadian subsidiary is in the process of collecting this information requested by the Canadian Revenue Agency.

As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities. During 2011, the seller paid approximately $1.7 million on these liabilities, but the seller remains subject to an additional $2.2 million in liabilities. We may be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

We are currently in arbitration with Thales and we cannot predict the outcome of this proceeding.

We depend on Thales for the construction of second-generation low-earth orbit satellites and the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. Thales is in the process of completing the construction of the remaining 25 of our second-generation satellites, including a prototype flight model. We have a contract with Thales to construct additional second-generation satellites at fixed pricing. We are engaged in an arbitration proceeding with Thales to determine whether we can enforce certain rights under this contract to place an order for additional second-generation satellites (“Phase 3 satellites”) at contractually fixed pricing. We have previously paid Thales €12.0 million for the procurement of certain long lead item components and parts for six of these satellites and prepaid €53.0 million for these satellites. Thales claims that the €53.0 payment was for the construction of the first 24 second-generation satellites and not Phase 3 satellites. We requested and have received formal assurance from Thales that this arbitration will not affect any work being performed pursuant to the Contract regarding manufacturing and delivery of the remaining first 24 satellites. In this arbitration, Thales seeks a declaration and award of termination charges of €51.5 million, alleging that we have terminated the 2009 Contract for convenience. We have counter claimed that if the Contract is found to have been terminated for convenience, we are entitled to a €395 million reimbursement from Thales. We completed an evidentiary hearing in the arbitration in January 2012 and are currently engaged in filing post-hearing briefs. The result of the arbitration is not yet known and we cannot predict the outcome.

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

We also depend on Arianespace for the launch of our second-generation satellites and certain pre and post-launch services. Arianespace agreed to make four launches of six satellites each and one optional launch of six satellites each. Although we may contract separately with Arianespace or another provider of launch services after Arianespace’s firm launch commitments are fulfilled, there could be a substantial period of time in which launch services would not be available.

Additionally, we depend on our product manufacturers who provide us with our inventory. If these manufacturers do not take on future orders or fail to perform under our current contracts, we may be unable to continue to produce and sell our inventory to customers at a reasonable cost to us.

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

Recessionary indicators and continued volatility in global economic conditions and the financial markets have adversely affected and may continue to affect adversely sales of our SPOT and Simplex products.

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

In September 2011, we implemented a plan to improve our cost structure by reducing headcount. This has led to personnel turnover and reduced headcount in all areas of our business. Our performance is substantially dependent on the performance and institutional knowledge of our senior management and key scientific and technical personnel.  The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of business objectives by diverting management’s attention to retention matters, and could have a material adverse effect on our business, operating results and financial condition.

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

Risks Related to Our Common Stock

Failure to satisfy the NASDAQ Stock Market listing requirements may result in our common stock being removed from listing.

As of March 15, 2012, our voting common stock will be listed on the Capital Market of the NADAQ Stock Market under the symbol "GSAT" after we were removed from trading on the Global Select Market for not meeting the $1.00 per share minimum bid requirement. If we fail to meet the $1.00 per share minimum bid requirement by September 2012, we have the option to implement a reverse stock split to cure our deficiency or delist from NASDAQ and list our stock on a non-NASDAQ exchange. If our common stock were removed from listing on the NASDAQ Capital Market, trading of our common stock may be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NASDAQ Stock Market may also make it more difficult for us to raise capital through the sale of our securities.

If our common stock is not listed on a U.S. national stock exchange, such as NASDAQ, or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 5.0% Notes, 5.75% Notes and 8.00% Notes will have the option to require us to repurchase the Notes, which we may not have sufficient financial resources to do. In addition, if our common stock is not listed on a U.S. national stock exchange, we will be obligated to make any earnout payments for the Axonn acquisition in cash rather than common stock.

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

We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.0 billion shares of common stock (135.0 million are designated as nonvoting), of which approximately 297.2 million shares of voting common stock and 55.9 million shares of nonvoting common stock were issued and outstanding as of December 31, 2011 and 646.9 million shares were available for future issuance. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

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

Provisions of Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws and our Facility Agreement and indenture could hamper a third party's acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:

•	the absence of cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election;
•	the ability of our board of directors to issue preferred stock with voting rights or with rights senior to those of the common stock without any further vote or action by the holders of our common stock;
•	the division of our board of directors into three separate classes serving staggered three-year terms;
•	the ability of our stockholders, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, to remove our directors only for cause and only by the vote of at least 66 2/3% of the outstanding shares of capital stock entitled to vote in the election of directors;
•	prohibitions, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, on our stockholders acting by written consent;
•	prohibitions on our stockholders calling special meetings of stockholders or filling vacancies on our board of directors;
•	the requirement, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, that our stockholders must obtain a super-majority vote to amend or repeal our amended and restated certificate of incorporation or bylaws;
•	change of control provisions in our Facility Agreement, which provide that a change of control will constitute an event of default and, unless waived by the lenders, will result in the acceleration of the maturity of all indebtedness under the credit agreement;
•	change of control provisions relating to our 5.0% Notes, 5.75% Notes and 8.00% Notes, which provide that a change of control will permit holders of the Notes to demand immediate repayment; and
•	change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.

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

As of December 31, 2011, Thermo owned approximately 63% of our voting common stock outstanding and approximately 69% of all common stock outstanding. Additionally, Thermo owns warrants, 5.0% Notes, and 8.00% Notes that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of common stock at prices substantially above market. On December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. To fulfill the conditions precedent to our Facility Agreement, in 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of our 5.0% Notes, purchased $11.4 million of our 8.00% Notes, and loaned us $37.5 million to fund our debt service reserve account under the Facility Agreement.

Thermo is controlled by James Monroe III, our Chairman and CEO. Through Thermo, Mr. Monroe holds equity interests in, and serves as an executive officer or director of, a diverse group of privately-owned businesses not otherwise related to us. We reimburse Thermo and Mr. Monroe for certain expenses they incur in connection with our business.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 27,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Milpitas, California	USA	55,300	Satellite and Ground Control Center	Leased
Covington, Louisiana	USA	27,000	Corporate Office	Leased
Mississauga, Ontario	Canada	13,600	Canada Office	Leased
El Dorado Hills, California	USA	11,000	Satellite and Ground Control Center	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Aussaguel	France	4,600	Gateway	Leased
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Rio de Janeiro	Brazil	3,300	Brazil Office	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Panama City	Panama	2,200	GAT Office	Leased
Manaus	Brazil	1,900	Gateway	Owned
Dublin	Ireland	1,700	Europe Office	Leased
Presidente Prudente	Brazil	1,300	Gateway	Owned

Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of the administrative agent under our Facility Agreement for the benefit of the lenders thereunder. See "Management's Discussion and Analysis — Contractual Obligations and Commitments."

Item 3. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Note 9 to our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

 PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the NASDAQ Stock Market under the symbol "GSAT." The following table sets forth the high and low closing prices for our common stock as reported for each fiscal quarter during the periods indicated.

Quarter Ended:	High	Low
March 31, 2010	$1.42	$0.93
June 30, 2010	$1.96	$1.32
September 30, 2010	$1.90	$1.41
December 31, 2010	$1.91	$1.39
March 31, 2011	$1.49	$1.01
June 30, 2011	$1.38	$1.04
September 30, 2011	$1.22	$0.37
December 31, 2011	$0.73	$0.38

As of March 2, 2012, there were 297,873,480 shares of our voting common stock outstanding, which were held by 79 holders of record.

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

	December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data (year ended):
Revenues	$72,827	$67,941	$64,279	$86,055	$98,398
Operating loss	(73,235)	(59,769)	(53,791)	(57,710)	(24,632)
Other income (expense)	18,202	(37,302)	(21,148)	32,635	(429)
Loss before income taxes	(55,033)	(97,071)	(74,939)	(25,075)	(25,061)
Net loss	(54,924)	(97,467)	(74,923)	(22,792)	(27,925)

Balance Sheet Data (end of period):
Cash and cash equivalents	9,951	33,017	67,881	12,357	37,554
Total assets	1,420,405	1,386,808	1,266,640	816,878	512,975
Long-term debt	723,888	664,543	463,551	238,345	50,000
Stockholders’ Equity	533,795	535,418	595,792	445,397	405,544

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 to our consolidated financial statements contains a description of the accounting policies used in the preparation of our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition; property and equipment; income taxes; derivative instruments; inventory; allowance for doubtful accounts; pension plan; stock-based compensation; goodwill and intangible assets; and litigation, claims and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication and data transmissions and one-way data transmissions between a mobile or fixed device and (ii) subscriber equipment revenue from the sale of Duplex two-way transmission products, SPOT consumer retail products, and Simplex one-way transmission products. Additionally, we generate revenue by providing engineering and support services to certain customers. We provide Duplex, SPOT and Simplex services directly to customers and through resellers and IGOs.

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

Credits granted to customers are expensed or charged against revenue or deferred revenue upon issuance.

Certain subscriber acquisition costs, including such items as dealer commissions, internal sales commissions and equipment subsidies, are expensed at the time of the related sale. Royalty payments are deferred and recognized as expense over the contract term.

 SPOT and Simplex

We sell SPOT and Simplex services as annual or multi-year plans and defer and recognize revenue ratably over the service term or as service is used, beginning when the service is activated by the customer.

IGO

We earn a portion of our revenues through the sale of airtime minutes or data packages on a wholesale basis to IGOs. We recognize revenue from services provided to IGOs based upon airtime minutes or data packages used by their customers and in accordance with contractual fee arrangements. If collection is uncertain, we recognize revenue when cash payment is received.

 Equipment

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and our SPOT and Simplex products. We recognize revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

Other

We also provide certain engineering services to assist customers in developing new technologies related to our system. We recognize the revenues associated with these services when the services are rendered, and we recognize the expenses when incurred. We recognize revenues and costs associated with long-term engineering contracts on the percentage-of-completion basis of accounting.

Property and Equipment

Costs associated with the design, manufacture, test and launch of our low earth orbit satellites are capitalized. Capitalized costs associated with our satellites are tracked by fixed asset category and are allocated to each asset as it comes into service. For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated cost and accumulated depreciation. We recognize a loss from an in-orbit failure of a satellite as an expense in the period it is determined that the satellite is not recoverable.

As our second-generation satellites are incorporated into the second-generation constellation, we begin depreciating the satellites on the date each satellite is placed into service (the “In-Service Date”) over their estimated lives. We evaluate the appropriateness of estimated useful lives assigned to our property and equipment and revise such lives to the extent warranted by changing facts and circumstances.

We review the carrying value of our assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If we determine that impairment exists, we calculate any related impairment loss based on fair value.

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

Derivative Instruments

We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Recognized gains or losses on derivative instruments are recorded in the consolidated statements of operations.

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embodies it and the expected means of settlement. The fair value of our interest rate cap is determined using pricing models developed based on the LIBOR rate and other observable market data. That value is adjusted to reflect nonperformance risk of both the counterparty and the Company. For our warrants issued in conjunction with the availability fee for the Contingent Equity Agreement we use the Black-Sholes Pricing Model to determine fair value. For the conversion rights and features embedded within the 8.00% Notes and the warrants issued with the 8.00% Notes we use the Monte Carlo valuation technique to determine fair value. For the contingent put feature embedded in the 5.0% Notes, we use the Monte Carlo valuation technique to determine fair value. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Inventory

Inventory consists of purchased products, including fixed and mobile user terminals and accessories. We compute cost using the first-in, first-out (FIFO) method and state inventory transactions at the lower of cost or market. Inventory write-downs are measured as the difference between the cost of inventory and market, and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory. At the point of any inventory write-downs to market, a new, lower cost basis for that inventory is established, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

We review product sales and returns from the previous 12 months and future demand forecasts and write off any excess or obsolete inventory. We also assess inventory for obsolescence by testing finished goods to ensure they have been properly stored and maintained so that they will perform according to specifications. In addition, we assess the market for competing products to determine that the existing inventory will be competitive in the marketplace. We also record a liability for firm, noncancelable, and unconditional purchase commitments with contact manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory.

If there were to be a sudden and significant decrease in future demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to write down our inventory, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly gross margin could be adversely affected.

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

Pension Plan

Our pension benefit obligation and expense is calculated using actuarial models. Critical assumptions and estimates used in the actuarial calculations include discount rate, expected rate of return on plan assets and other participant data, such as demographic factors, mortality, and termination.

Discount rates are determined annually and are based on our calculated average of rates of return of long-term corporate bonds. Discount rates were based on Moody’s and Citigroup’s annualized yield curve index as of December 31, 2011 and 2010. The discount rate used at the measurement date decreased to 4.00% in 2011 from 5.25% in 2010. A 100 basis point increase in our discount rate would reduce our benefit obligation by $2.1 million.

Expected long-term rates of return on plan assets are determined and are based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities. The rate of return on plan assets has remained consistent at 7.50% from 2010 to 2011. To determine the rates of return, we consider historical experience and expected future performance of plan assets.

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

Goodwill and Intangible Assets

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value.

The Company reviews goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Our annual testing of goodwill is based on comparing the carrying value of our reporting unit to our estimate of the fair value of the reporting unit at December 31. We estimate the fair value of the Company using a market approach and discounted cash flow valuation technique and compare this estimate to the carrying value of the Company. A significant amount of judgment is involved in performing these evaluations.

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

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our earnings and cash flows. These key performance indicators include:

•	total revenue, which is an indicator of our overall business growth;
•	subscriber growth and churn rate, which are both indicators of the satisfaction of our customers;
•	average monthly revenue per unit, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our Duplex, Simplex, SPOT, and IGO revenue;
•	operating income and adjusted EBITDA, which is an indication of our financial performance; and
•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the years ended December 31, 2011 and 2010

Revenue:

Total revenue increased by $4.9 million, or approximately 7%, to $72.8 million for 2011 from $67.9 million in 2010. We attribute this increase to higher service and equipment revenues as a result of increases in our SPOT and Simplex subscriber base. The increase in our SPOT and Simplex sales was partially offset by decreases in service revenue and equipment sales in our Duplex business, which continues to be affected by our two-way communication issues.

The following table sets forth amounts and percentages of our revenue by type of service for 2011 and 2010 (in thousands).

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$19,778	27%	$23,294	34%
SPOT	19,753	27	14,756	22
Simplex	5,495	8	4,583	7
IGO	1,533	2	1,140	2
Other	8,838	12	7,164	10
Total	$55,397	76%	$50,937	75%

The following table sets forth amounts and percentages of our revenue for equipment sales for 2011 and 2010 (in thousands).

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber Equipment Sales:
Duplex	$1,826	3%	$2,148	3%
SPOT	7,932	11	8,548	13
Simplex	6,431	9	5,337	8
IGO	1,128	1	659	1
Other	113	—	312	—
Total	$17,430	24%	$17,004	25%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for 2011 and 2010. The following numbers are subject to immaterial rounding inherent in calculating averages.

	December 31,
	2011	2010

Average number of subscribers for the period (year ended):
Duplex	93,963	97,453
SPOT	177,247	127,633
Simplex	136,037	123,348
IGO	47,920	58,603

ARPU (monthly):
Duplex	$17.54	$19.92
SPOT	9.29	9.64
Simplex	3.37	3.10
IGO	2.67	1.62
Number of subscribers (end of period):
Duplex	92,047	95,879
SPOT	202,741	151,752
Simplex	140,760	131,313
IGO	43,357	52,483
Other	7,548	7,826
Total	486,453	439,253

Service Revenue

Duplex revenue decreased approximately 15% in 2011 from 2010. Our two-way communication issues continue to adversely affect our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 4% during 2011. As we launch and place into service our remaining second-generation satellites during 2012, our two-way communication reliability will improve, and we expect Duplex service revenue to increase in 2012.

SPOT revenue increased approximately 34% in 2011. We generated increased revenue from our SPOT Satellite GPS Messenger and added additional service revenue from the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011. Our SPOT subscriber base increased by approximately 34% during 2011. Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payments. These suspended accounts represented 25% and 15% of our total SPOT subscribers as of December 31, 2011 and 2010, respectively.

Simplex revenue increased approximately 20% in 2011 from 2010. We generated increased service revenue due to an increase in our Simplex subscribers of 7% during 2011.

Subscriber Equipment Sales

Duplex equipment sales decreased by approximately 15% in 2011 from 2010. Our two-way communication issues continue to affect adversely our Duplex equipment sales. Despite our efforts to maintain our Duplex equipment sales by lowering prices for our Duplex products, we continue to be affected by our two-way communication issues.

 Our inventory and advances for inventory balances were $41.8 million and $9.2 million, respectively, as of December 31, 2011, compared with subscriber equipment sales of $17.4 million for the year then ended. A significant portion of our inventory consists of Duplex products which are designed to operate with both our initial constellation and our second-generation constellation. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. As discussed in Note 8 to the consolidated financial statements, we are currently seeking to negotiate termination of this commitment. We have not entered into any other purchase commitments to produce or purchase the next generation of Duplex products.

The deterioration of our initial constellation has resulted in substantially reduced ability to provide reliable two-way communications, which has resulted in a decrease in demand for our Duplex products. As such, we sold a limited number of Duplex products in 2011 and 2010, compared to the high level of inventory on hand. However, we have several initiatives underway to increase our subscriber equipment sales for Duplex products in the future, which depend upon successfully completing the deployment of our second-generation constellation. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased approximately 7% in 2011. The decrease relates primarily to higher sales in 2010 related to the release of our SPOT 2 Satellite GPS Messenger during that period, which was offset partially by the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011.

Simplex equipment sales increased approximately 21% in 2011. The increase is due primarily to increased demand for our machine-to-machine (“M2M”) products.

Operating Expenses:

Total operating expenses increased $18.4 million, or approximately 14%, to $146.1 million for 2011 from $127.7 million in 2010. We attribute this increase to higher depreciation expense as a result of our second-generation satellites coming into service during the fourth quarter 2010 and throughout 2011, offset by decreases in other components of operating expenses.

Cost of Services

Cost of services decreased $1.9 million, or approximately 6%, to $29.3 million for 2011 from $31.2 million in 2010. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decrease during the year was due primarily to a recently implemented plan to improve cost structure by reducing headcount and monitoring operating costs.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $1.3 million, or approximately 10%, to $11.9 million for 2011 from $13.2 million in 2010. We experienced a decrease in costs during the second half of 2010 and throughout 2011 due to lower manufacturing costs for our SPOT products as a result of our acquisition of Axonn at the end of 2009, as well as increased warranty expense recognized due to the release of other SPOT consumer retail products during 2010 and the first quarter of 2011. Additionally, we incurred higher costs in 2010 due to increased expediting fees paid to suppliers that did not recur in 2011. This decrease was offset by an increase (3%) in equipment revenue during 2011.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Cost of subscriber equipment sales - reduction in the value of inventory decreased $2.1 million to $8.8 million for 2011 from $10.9 million in 2010.  During 2010, we recorded impairment charges to adjust the cost of certain products that require the use of our two-way communication services. In 2011, we recoded additional charges on products that use our two-way communication services. Impairment charges on inventory represent write-downs of our second-generation phones and related accessory inventory. These charges were recognized after assessment of our inventory quantities and our forecasted equipment sales and prices given the current and expected market conditions for this type of equipment. During 2011, we recorded additional impairment charges as a result of discontinuing of the sale of certain products resulting from our strategic decision to focus on our core products and curtail substantially all on-going product development activities.

Reduction in the Value of Long-Lived Assets

Reduction in the value of long-lived assets increased $0.3 million, or 10%, during 2011. During 2011, we recorded an impairment charge related to intangible assets, equipment, and capitalized software costs as a result of discontinuing the sale of certain products resulting from our strategic decision to focus on our core products and curtail substantially all on-going product development activities. During 2010, we recognized an impairment charge to goodwill of $2.7 million based on our annual impairment analysis. Additional reductions in the value of assets were related to gateway spare parts of $0.5 million and other spare parts of $0.1 million during 2010.

Marketing, general and administrative

Marketing, general and administrative expenses increased $0.6 million, or approximately 1%, to $42.4 million for 2011 from $41.8 million in 2010. This increase related primarily to higher legal fees incurred during the year, primarily related to the arbitration with Thales, and our recording a provision for contingent payroll reimbursements as a result of our relocation agreement with the State of Louisiana. These increases were offset partially by our recently implemented plan to improve cost structure by reducing headcount and monitoring operating costs.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $22.6 million, or approximately 83%, to $50.0 million for 2011 from $27.4 million in 2010. The increase relates primarily to additional depreciation expense for the second-generation satellites placed into service during the fourth quarter 2010 and throughout 2011.

Other Income (Expense):

Interest Expense

 Interest expense decreased by $0.2 million to $4.8 million for 2011 from $5.0 million in 2010. This decrease is due to conversion of notes to common stock in 2010, which resulted in a write-off of a portion of the deferred financing costs at the time of conversion.  This resulted in less amortization in 2011.

Derivative Gain (Loss)

Derivative gain (loss) improved by $53.8 million to a gain of $23.8 million for 2011 from a loss of $30.0 million in 2010, reflecting the fair value adjustment to our derivative assets and liabilities. The derivative gain was due primarily to decreases in our stock price over the year.

Other

Other expense decreased by $1.9 million to $0.8 million for 2011 from $2.7 million in 2010. This decrease relates primarily to losses we recognized on equity method investments in 2010 that did not recur in 2011.

Comparison of the Results of Operations for the years ended December 31, 2010 and 2009

Revenue:

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

The following table sets forth amounts and percentages of our revenue by type of service for 2010 and 2009 (in thousands).

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$23,294	34%	$29,517	46%
SPOT	14,756	22	9,557	15
Simplex	4,583	7	3,873	6
IGO	1,140	2	1,191	2
Other	7,164	10	6,090	9
Total	$50,937	75%	$50,228	78%

The following table sets forth amounts and percentages of our revenue for equipment sales for 2010 and 2009 (in thousands).

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber Equipment Sales:
Duplex	$2,148	3%	$3,046	5%
SPOT	8,548	13	6,258	10
Simplex	5,337	8	557	1
IGO	659	1	343	—
Other	312	—	3,847	6
Total	$17,004	25%	$14,051	22%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for 2010 and 2009. The following numbers are subject to immaterial rounding inherent in calculating averages.

	December 31,
	2010	2009
Average number of subscribers for the period (year ended):
Duplex	97,453	103,429
SPOT	127,633	80,190
Simplex	123,348	109,044
IGO	58,603	69,940

ARPU (monthly):
Duplex	$19.92	$23.78
SPOT	9.64	9.93
Simplex	3.10	2.96
IGO	1.62	1.42
Number of subscribers (end of period):
Duplex	95,879	99,027
SPOT	151,752	103,514
Simplex	131,313	115,383
IGO	52,483	64,723
Other	7,826	7,947
Total	439,253	390,594

Service Revenue

Duplex revenue decreased approximately 21% in 2010 from 2009. Our two-way communication issues continue to affect adversely our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 3% during 2010. Our ARPU for Duplex in 2010 decreased by approximately 16% to $19.92 from $23.78 in 2009.

SPOT revenue increased approximately 54% in 2010 from 2009. We generated increased revenue from our SPOT satellite GPS messenger and other SPOT consumer retail services during the year primarily as a result of the release of SPOT 2. Our SPOT subscriber base increased by approximately 47% during 2010. Our ARPU for SPOT in 2010 decreased by an immaterial amount to $9.89 from $9.93 in 2009.

Simplex revenue increased approximately 18% in 2010 from 2009. Our Simplex subscribers increased 14% during 2010. Our ARPU for Simplex in 2010 increased by 5% to $3.10 from $2.96 in 2009.  These increases relate primarily to the Axonn acquisition in 2009, which had a full year of impact in 2010.

Subscriber Equipment Sales

Duplex equipment sales decreased by approximately 29% in 2010 from 2009. This decrease in equipment sales relates primarily to our two-way communication issues.

SPOT equipment sales increased approximately 37% in 2010 from 2009. This increase relates to our sales of our SPOT 2 satellite GPS messenger and SPOT Communicator products during the year.

Simplex equipment sales increased approximately 858% in 2010 from 2009. This increase in sales of our one-way transmission products relates primarily to our Axonn acquisition in December 2009. This acquisition resulted in new sales of data machine-to-machine (M2M) products, including STX2, MMT, and SMARTONE asset tracking solutions.

Other equipment sales decreased approximately 92% in 2010 from 2009. This decrease relates primarily to revenue recognized under the percentage of completion method of accounting for the sale and construction of gateway assets in 2009.

Our inventory and advances for inventory balances were $55.6 million and $9.4 million, respectively, as of December 31, 2010, compared with subscriber equipment sales of $17.0 million for the year then ended. A significant portion of our inventory consists of Duplex products which are designed to operate with both our initial constellation and our second-generation constellation. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. As discussed in Note 8 to the consolidated financial statements, we are currently seeking to negotiate termination of this commitment. We have not entered into any other purchase commitments to product or purchase the next generation of Duplex products.

The deterioration of our initial constellation has resulted in substantially reduced ability to provide reliable two-way communications, which has resulted in a decrease in demand for our Duplex products. As such, we sold a limited number of Duplex products in 2010 and 2009, compared to the high level of inventory on hand. However, we have several initiatives underway to increase our subscriber equipment sales for Duplex products in the future, which depend upon successfully completing the deployment of our second-generation constellation. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

Operating Expenses:

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

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Cost of subscriber equipment sales - reduction in the value of inventory increased $10.0 million to $10.9 million for 2010 from $0.9 million in 2009.  The increase was related to an impairment charge of $10.9 million recorded to adjust the cost of certain products that require the use of our two-way communication services. Impairment charges on inventory represent write-downs of our second-generation phones and related accessory inventory. These charges were recognized after assessment of our inventory quantities and our forecasted equipment sales and prices given the current and expected market conditions for this type of equipment.

Reduction in the Value of Long-Lived Assets

Reduction in the value of long-lived assets increased $3.3 million, or 100%, during 2010 from 2009. We recognized an impairment charge to goodwill of $2.7 million based on our annual impairment analysis. Additional reductions in the value of assets were related to gateway spare parts of $0.5 million and other spare parts of $0.1 million.

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

Other Income (Expense):

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet capital expenditure needs, including procuring and deploying our second-generation constellation, next-generation ground upgrades, repayment of our long-term debt, operating costs, and working capital.  Our principal sources of liquidity are the remaining funds available under our Facility Agreement, the remaining funds under our contingent equity agreement (See Note 4 for further discussion on the restrictions on the use of these funds.) cash on hand, cash flows from operations, and funds from financing not yet arranged.

Cash Flows for the years ended December 31, 2011, 2010, and 2009

The following table shows our cash flows from operating, investing and financing activities for 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2011	2010	2009
Net cash used by operating activities	$(5,503)	$(23,338)	$(18,423)
Net cash used in investing activities	(99,419)	(205,391)	(311,692)
Net cash provided by financing activities	82,638	194,670	386,756
Effect of exchange rate changes on cash	(782)	(805)	(1,117)
Net Increase (Decrease) in Cash and Cash Equivalents	$(23,066)	$(34,864)	$55,524

Cash Flows Used by Operating Activities

Net cash used by operating activities during 2011 was $5.5 million compared to $23.3 million in 2010. This decrease in cash used resulted primarily from favorable changes in operating assets and liabilities during 2011. We continued to use cash to fund operating losses (after adjustments for non-cash expenses including depreciation, amortization, accretion, stock based compensation, impairment of assets, and changes in the fair values of derivative assets and liabilities).

Net cash used in operating activities during 2010 increased to a cash outflow of $23.3 million from $18.4 million for 2009. This increase resulted from unfavorable changes in operating assets and liabilities during 2010.

Cash Flows Used in Investing Activities

Cash used in investing activities was $99.4 million during 2011 compared to $205.4 million during 2010. This decrease in cash used during 2011 when compared to 2010 was the result primarily of decreased payments related to the construction of our second-generation constellation during 2011, as the second-generation satellites neared completion, and the deferral of payments to contractors working on the construction of our next generation ground upgrades.

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

Cash used in investing activities was $205.4 million for 2010, compared to $311.7 million in 2009. This decrease was primarily the result of decreased payments related to the construction of our second-generation satellites.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $112.1 million to $82.6 million during 2011 from $194.7 million in 2010. The decrease was due primarily to lower funding needs related to the construction of our second-generation satellites and related ground facilities. We funded these activities by borrowing under our Facility Agreement, issuing 5.0% Notes, and drawing from our contingent equity account. We spent approximately $85.5 million on these projects in 2011 compared to approximately $201.1 million during 2010. We also made $1.2 million non-recurring debt financing payments in 2011 compared to $0.1 million during 2010.

Net cash provided by financing activities decreased by $192.1 million to $194.7 million in 2010 from $386.8 million in 2009. The decrease was due primarily to lower funding needs related to the construction of our second-generation satellites and related ground facilities. We funded these activities by borrowing under our Facility Agreement.

Cash Position and Indebtedness

As of December 31, 2011, cash and cash equivalents were $9.9 million; cash available under our Facility Agreement was $8.0 million; and cash in our contingent equity account was $45.8 million; compared to cash and cash equivalents, cash available under our Facility Agreement and cash in our contingent equity account at December 31, 2010 of $33.0 million, $26.7 million, and $60.0 million, respectively. The carrying amount of long-term debt outstanding was $723.9 million at December 31, 2011 compared to $664.5 million at December 31, 2010.

Facility Agreement

On June 5, 2009, we entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. COFACE, the French export credit agency, has provided a 95% guarantee to the lending syndicate of our obligations under the Facility Agreement.  At the time of closing, the facility was comprised of:

•	a $563.3 million tranche for future payments to Thales and to reimburse us for amounts we previously paid to Thales for construction of our second-generation satellites. Such reimbursed amounts were used by us (a) to make payments to Arianespace for launch services, Hughes Networks Systems LLC for ground network equipment, software and satellite interface chips and Ericsson, Inc. for ground system upgrades, (b) to provide up to $150 million for our working capital and general corporate purposes and (c) to pay a portion of the insurance premium to COFACE; and

•	a $23 million tranche that was used to make payments to Arianespace for launch services and to pay a portion of the insurance premium to COFACE.

 The facility will mature 84 months after the first repayment date, as amended. Scheduled semi-annual principal repayments will begin the earlier of eight months after the fourth launch of the second-generation constellation or June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Interest payments are due on a semi-annual basis.

The Facility Agreement, as amended, requires that:

•	following December 31, 2014, we maintain a minimum liquidity of $5.0 million;

•	we achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement):

Period	Minimum Amount

7/1/10-6/30/11	$(15.0) million
1/1/11-12/31/11	$(8.0) million
7/1/11-6/30/12	$(5.0) million
1/1/12-12/31/12	$7.0 million
7/1/12-6/30/13	$65.0 million
1/1/13-12/31/13	$78.0 million

•	beginning in 2013, we maintain a minimum debt service coverage ratio of 1.00:1, gradually increasing to a ratio of 1.50:1 through 2019; and

•	beginning in June 2013, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 7.25:1 on a last twelve months basis, gradually decreasing to 2.50:1 through 2019.

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

We may not re-borrow amounts repaid. We must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. In addition to the financial covenants described above, the Facility Agreement places limitations on our ability and our subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates.

Pursuant to the terms of the Facility Agreement, we were required to fund a total of $46.8 million to the debt service reserve account. The funds in this account are restricted to making principal and interest payments under certain circumstances. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates.

See Note 4 for further discussion of the Facility Agreement and other long-term debt.

Capital Expenditures

We have entered into various contractual agreements related to the procurement and deployment of our second-generation constellation and next-generation ground upgrades, as summarized below. We are currently in negotiations with certain contractors to defer some scheduled payments to 2013. The discussion below is based on our current contractual obligations to these contractors.

24 Second-Generation Satellites

In June 2009, we entered into an amended and restated contract with Thales for the construction of our second-generation low-earth orbit satellites and related services, to incorporate prior amendments and acceleration requests, and to make other non-material changes to the contract entered into in November 2006. We successfully completed three launches of six second-generation satellites each in October 2010, July 2011, and December 2011. We expect to launch the remaining six satellites during the second half of 2012. In March 2007, we also entered into an agreement with Thales for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. The Control Network Facility achieved the final acceptance milestone in October 2010.

In March 2010, we entered into an amended and restated contract with Arianespace to incorporate prior amendments to the contract entered into in September 2007 for the launch of our second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of six satellites each and one optional launch of six satellites each. Notwithstanding the one optional launch, we may contract separately with Arianespace or another provider of launch services after Arianespace’s firm launch commitments are fulfilled.

The amount of capital expenditures incurred as of December 31, 2011 and estimated future capital expenditures related to the construction and deployment of the first 24 satellites of our second-generation constellation and the launch services contract is presented in the table below (in thousands, excluding capitalized interest):

	Payments through December 31,	Estimated Future Cash Payments
Capital Expenditures	2011	2012	2013	Thereafter	Total
Thales Second-Generation Satellites	$614,318	$9,161	$—	$—	$623,479
Thales Satellite Operations Control Centers	15,138	—	—	—	15,138
Arianespace Launch Services	204,750	11,250	—	—	216,000
Launch Insurance	30,693	9,210	—	—	39,903
Other Capital Expenditures and Capitalized Labor	36,462	11,920	43	—	48,425
Total	$901,361	$41,541	$43	$—	$942,945

As of December 31, 2011, $13.5 million of these capital expenditures were recorded in accounts payable and accrued expenses.

Additional Second-Generation Satellites

Although we have a contract with Thales to construct additional satellites, we are currently in arbitration with Thales to enforce certain rights under our contract. We have previously paid Thales €12.0 million for the procurement of certain long lead item components and parts for six of these satellites and prepaid €53.0 million for these satellites.  These are included in the table above. Thales claims that the €53.0 payment was for the construction of the first 24 second-generation satellites and not Phase 3 satellites. We requested and have received formal assurance from Thales that this arbitration will not affect any work being performed pursuant to the Contract regarding manufacturing and delivery of the remaining first 24 satellites.  Thales currently seeks a declaration and award of termination charges of €51.5 million, alleging that we have terminated the 2009 Contract for convenience. We have counter claimed that if the Contract is found to have been terminated for convenience, we are entitled to a €395 million reimbursement from Thales. (See Note 9 for a further description of the arbitration.)

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in various next-generation Globalstar devices. In August 2009, we amended this agreement extending the performance schedule by 15 months and revising certain payment milestones. In March 2010, we amended the contract adding new features, including the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the contract, including subsequent additions, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations.

The amount of actual and contractual capital expenditures related to the construction of the ground component and related costs are presented in the table below (in thousands, excluding capitalized interest):

	Payments through December 31,	Estimated Future Cash Payments
Capital Expenditures	2011	2012	2013	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$55,562	$37,854	$11,181	$—	$104,597
Ericsson ground network	1,934	5,058	20,730	1,416	29,138
Other Capital Expenditures and Capitalized Labor	—	130	—	—	130
Total	$57,496	$43,042	$31,911	$1,416	$133,865

In March 2011, we entered into an agreement with Hughes which extended to July 31, 2011 the deadline for us to make all scheduled payments previously due prior to July 31, 2011.  The deferred payments incurred interest at the rate of 10% per annum.  Neither we nor Hughes terminated the contract by July 31, 2011. In September 2011, we paid $5.0 million of these deferred payments and in October 2011, entered into an amended agreement with Hughes to extend to December 31, 2011 the deadline for us to make the remaining required payments.  On December 30, 2011, we entered into an amended agreement with Hughes to extend to March 30, 2012 the deadline for us to make the remaining required payments, provided we make two payments of $1.0 million each. We made these payments in January 2012. The deferred payments continue to incur interest at the rate of 10% per annum. As of December 31, 2011 we had incurred and capitalized $73.0 million of costs related to this contract, of which $22.9 million is recorded in accounts payable. If we terminate the contract for convenience, we must make a final payment of $20.0 million in either cash or Globalstar common stock at our election.  If we elect to pay in Globalstar common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of the stock and deliver the proceeds to Hughes.

In March 2011, we entered into an agreement with Ericsson, which extended to February 23, 2012 (or earlier if we obtain additional financing) the deadline for us to make scheduled milestone payments which were previously due during 2011. The deferred payments will incur interest at a rate of 6.5% per annum. On December 20, 2011, we entered into an agreement with Ericsson which extended the payment milestones previously due under the contract. In March 2012, we entered into another agreement with Ericsson which deferred approximately $5.0 million in milestone payments due under the contract to June 28, 2012. The remaining milestones previously due under the contract in 2012 were deferred to 2013 and beyond. The deferred payments will incur interest at a rate of 6.5% per annum.

As of December 31, 2011, $23.9 million of these capital expenditures were recorded in accounts payable and accrued expenses. The above table does not include other possible capital expenditures not yet contracted for or capitalized labor.

Contractual Obligations and Commitments

Long-term obligations at December 31, 2011 are as follows (in thousands):

Contractual Obligations:	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations (1)	$—	$106,046	$60,452	$64,087	$67,898	$646,253	$944,736
Interest on long-term debt (2)	19,745	29,225	22,791	23,601	23,392	87,253	206,007
Purchase obligations (3), (4), (5), (6), (7)	84,649	31,912	1,416	—	—	—	117,977
Operating lease obligations	1,657	1,345	761	704	655	1,686	6,808
Pension obligations	868	898	913	903	902	4,697	9,181
Liability for contingent consideration (8)	2,145	2,410	2,738	—	—	—	7,293
Total	$109,064	$171,836	$89,071	$89,295	$92,847	$739,889	$1,292,002

(1)	All of the indebtedness may be accelerated upon default of related covenants. (See Note 4) Long-term debt includes interest to be paid in common stock or payment in kind interest (“PIK”). Such amounts are shown as due in the year the underlying debt is due. Amounts assume borrowing of the entire $586.3 million under our Facility Agreement.

The maturity date of the 5.75% Convertible Senior Unsecured Notes is April 1, 2028; however the holders of the Notes can require the Company to pay the Notes in cash on April 1, 2013. For purposes of this schedule, the Notes are shown as due in 2013 as a result of this put option. The Facility Agreement requires that we fund 50% of the 5.75% convertible note reserve account by March 1, 2012 and 100% by March 1, 2013; however, failure to fund this account if excess cash flow, as defined, is not available is not an event of default under the Facility Agreement. As of December 31, 2011, the estimated notional purchase price of the 5.75% Notes was $71.8 million, which is included in 2013.

(2)	Amounts include projected interest payments to be made in cash. Approximately $586.3 million of our debt bears interest at a floating rate and, accordingly, we estimated our interest costs in future periods. Amounts include projected interest to be paid on the 5.75% Convertible Senior Unsecured Notes through their final maturity date of April 1, 2028, assuming the Notes will be refinanced in 2013 by issuing additional debt.

(3)	We have purchase commitments with Thales, Arianespace, Ericsson, Hughes and other vendors related to the procurement and deployment of the second-generation constellation.

As stated above, we are currently in arbitration with Thales to determine if we can enforce certain rights under this contract to place an order for additional second-generation satellites, and if so at what pricing. Because the outcome of the arbitration is unknown at this time, we have not included these obligations in the above table.

Payments included above related to our contract with Thales include costs for the development of a software solution to the momentum wheel issue and other project expenditures for the launch of our remaining six satellites.

As stated above, we entered into an agreement with Hughes which extended to March 30, 2012 the deadline for us to make all scheduled payments previously due prior to July 31, 2011. If we are unable to modify successfully the contract payment terms, we may be required to record an impairment charge. If the contract is not terminated, we will owe $37.8 million in 2012 and $11.2 million in 2013 (shown in the respective columns in the table above). The amount due in 2012 includes accrued and projected interest through March 31, 2012.

As stated above, we entered into an agreement with Ericsson which extended to June 28, 2012 the deadline for us to make certain scheduled milestone payments which were previously due at various times during 2011 and 2012. The milestones that have been or are expected to be completed and invoiced in 2011, which are deferred to June 28, 2012, incur interest at a rate of 6.5% per annum. The amount due in 2012 includes accrued and projected interest through June 28, 2012. The parties agreed to renegotiate the remaining milestone payments during 2012.

(4)	The purchase obligations for the construction of our first 24 second-generation satellites and the Control Network facility are converted to U.S. dollars using an exchange rate of €1.00 = $1.42.

(5)	Amounts based on when cash payment is scheduled to be made.

(6)	We will pay approximately $8.0 million of purchase obligations in 2012 using the remaining funds under our Facility Agreement

(7)	We have a remaining commitment to purchase $8.8 million of mobile phones, services and other equipment under various commercial agreements with Qualcomm. We have been in negotiations with Qualcomm to terminate the current agreement as neither party is performing under the terms of the current agreement. We expect to negotiate the termination of this contract in 2012 and have not included these obligations in the table above. We expect that the termination of this contract will not require us to pay cash in 2012, as amounts paid to Qualcomm, if any, will be made in our common stock or deferred to 2013.

(8)	In connection with our acquisition of Axonn in 2009, we are obligated to pay contingent consideration in stock for earnouts based on sales of existing and new products over a five-year earnout period ending December 31, 2014. Amounts above are an estimate of the future liability.

Liquidity

As discussed in Note 2 to our financial statements, we have developed a plan to improve operations; complete the launch of 24 second-generation satellites; complete the development, construction, and activation of additional second-generation satellites and next generation ground upgrades; and obtain additional financing, which has not yet been arranged.  We cannot assure you that we can implement this plan successfully.

Our principal liquidity needs in 2012 include payments to complete the procurement of our second-generation satellites and the launch of the remaining six second-generation satellites (including payments for launch insurance) and to fund our working capital needs and cash operating costs to our contractors for the upgrade of our gateways and other ground facilities. We plan to fund our short-term liquidity needs from cash on hand ($9.9 million at December 31, 2011), cash from our Facility Agreement ($8.0 million was available at December 31, 2011), cash available under our contingent equity agreement ($45.8 million was available at December 31, 2011) and operating cash flows, if any.

Our principal long-term liquidity needs include payments to procure and deploy additional second-generation satellites and upgrade our gateways and other ground facilities, fund our working capital and cash operating needs, including any growth in our business, and to fund repayment of our indebtedness, both principal and interest, when due. We expect sources of long-term liquidity to include the exercise of warrants and other additional debt and equity financings which have not yet been arranged. We cannot assure you that sufficient additional financing will be obtained on acceptable terms, if at all.  We also expect cash flows from operations to be a source of long-term liquidity once we have fully deployed our second-generation satellite constellation.

Although we anticipate a successful launch of the remaining six second-generation satellites during the second half of 2012, the development of a solution for the momentum wheel issues relating to our second-generation satellites, receipt of a favorable outcome on the Thales arbitration, continued deferral of contract payments with our major contractors, and improvement of operating results, we cannot guarantee that our business plan will be successful.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting guidance and the expected impact that the guidance and the expected impact that the guidance could have on our consolidated financial statements, see Note 1 – Summary of Significant Accounting Policies of the consolidated financial statements of this Report.

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

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Commitments," we have entered into two separate contracts with Thales to construct low earth orbit satellites for our second-generation satellite constellation and to provide launch-related and operations support services, and to construct the Satellite Operations Control Centers, Telemetry Command Units and In-Orbit Test Equipment for our second-generation satellite constellation. A substantial majority of the payments under the Thales agreements are denominated in Euros.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Globalstar, Inc.

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. ("Globalstar") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Globalstar's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globalstar's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Globalstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 As discussed in Note 9, Globalstar has commenced arbitration proceedings with Thales Alenia Space France to resolve a contractual dispute involving, among other issues, the manufacture of additional second-generation satellites, and Thales’ claim for €51.5 million of termination charges under the contract. The ultimate outcome of the arbitration cannot presently be determined. Our opinion is not modified with respect to this matter.

/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 13, 2012

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,951	$33,017
Restricted cash	—	2,064
Accounts receivable, net of allowance of $7,296 and $5,971, respectively	12,393	13,671
Inventory	41,848	55,635
Prepaid expenses and other current assets	5,281	5,061
Total current assets	69,473	109,448
Property and equipment, net	1,217,718	1,150,470
Restricted cash	46,776	34,276
Deferred financing costs	53,482	59,870
Advances for inventory	9,158	9,431
Intangible and other assets, net	23,798	23,313
Total assets	$1,420,405	$1,386,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including contractor payables of $32,275 and $18,110, respectively	$47,808	$26,434
Accrued expenses	28,806	48,000
Payables to affiliates	378	710
Deferred revenue	14,588	16,102
Total current liabilities	91,580	91,246
Long-term debt	723,888	664,543
Employee benefit obligations	7,407	4,727
Derivative liabilities	38,996	60,819
Deferred revenue	7,295	6,923
Other non-current liabilities	17,444	23,132
Total non-current liabilities	795,030	760,144

Commitments and contingences (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2011 and 2010:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2011 and 2010	—	—
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 297,175,777 and 290,682,693 shares issued and outstanding at December 31, 2011 and 2010, respectively	30	29
Nonvoting Common Stock of $0.0001 par value; 135,000,000 shares authorized; 55,881,512 and 19,275,750 shares issued and outstanding at December 31, 2011 and 2010, respectively	5	2
Additional paid-in capital	792,584	736,455
Accumulated other comprehensive loss	(3,100)	(268)
Retained deficit	(255,724)	(200,800)
Total stockholders’ equity	533,795	535,418
Total liabilities and stockholders’ equity	$1,420,405	$1,386,808

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Service revenues	$55,397	$50,937	$50,228
Subscriber equipment sales	17,430	17,004	14,051
Total revenue	72,827	67,941	64,279
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	29,246	31,172	36,204
Cost of subscriber equipment sales	11,927	13,182	9,881
Cost of subscriber equipment sales - reduction in the value of inventory	8,826	10,862	913
Reduction in the value of long-lived assets	3,578	3,249	—
Marketing, general, and administrative	42,436	41,827	49,210
Depreciation, amortization, and accretion	50,049	27,418	21,862
Total operating expenses	146,062	127,710	118,070
Loss from operations	(73,235)	(59,769)	(53,791)
Other income (expense):
Interest income	15	424	502
Interest expense, net of amounts capitalized	(4,824)	(5,021)	(6,730)
Derivative gain (loss)	23,839	(29,975)	(15,585)
Other	(828)	(2,730)	665
Total other income (expense)	18,202	(37,302)	(21,148)
Loss before income taxes	(55,033)	(97,071)	(74,939)
Income tax expense (benefit)	(109)	396	(16)
Net loss	$(54,924)	$(97,467)	$(74,923)
Loss per common share:
Basic	$(0.18)	$(0.34)	$(0.58)
Diluted	(0.18)	(0.34)	(0.58)
Weighted-average shares outstanding:
Basic	299,144	285,316	128,130
Diluted	299,144	285,316	128,130

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(54,924)	$(97,467)	$(74,923)
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	(3,190)	(84)	407
Net foreign currency translation adjustment	358	1,534	4,179
Total comprehensive loss	$(57,756)	$(96,017)	$(70,337)

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2009	136,606	$14	$480,097	$(6,304)	$(28,410)	$445,397
Net issuance of restricted stock awards and recognition of stock-based compensation	7,112	—	10,341	—	—	10,341
Conversion of Revolving Credit Facility to Common Shares	10,000	1	7,799	—	—	7,800
Conversion of Term Loan and Revolving Credit Facility to Preferred Series A Stock (net of offering costs)	—	—	180,052	—	—	180,052
Conversion of Preferred Series A Stock to Common Shares	126,174	13	—	—	—	13
Issuance of common stock to Thermo	1,391	—	1,000	—	—	1,000
Contribution of services	—	—	337	—	—	337
Warrants issued associated with Subordinated loan	—	—	5,215	—	—	5,215
Common stock issued in connection with conversions of 8.00% Notes	10,175	1	10,473	—	—	10,474
Issuance of common stock in connection with interest payments for 8.00% Notes	246	—	—	—	—	—
Return of common stock under share loan facility	(6,868)	—	—	—	—	—
Issuance of stock in connection with acquisition	6,298	—	5,500	—	—	5,500
Other comprehensive income	—	—	—	4,586	—	4,586
Net loss	—	—	—	—	(74,923)	(74,923)
Balances – December 31, 2009	291,134	29	700,814	(1,718)	(103,333)	595,792
Net issuance of restricted stock awards and recognition of stock-based compensation	4,183	1	1,269	—	—	1,270
Contribution of services	—	—	168	—	—	168
Warrants issued associated with Contingent Equity Agreement	—	—	11,940	—	—	11,940
Common stock issued in connection with conversions of 8.00% Notes	3,246	—	3,415	—	—	3,415
Warrants exercised associated with the 8.00% Notes	8,110	1	15,233	—	—	15,234
Conversion of Thermo debt to equity	2,526	—	2,426	—	—	2,426
Issuance of stock in connection with contingent consideration	760	—	1,190	—	—	1,190
Other comprehensive income	—	—	—	1,450	—	1,450
Net loss	—	—	—	—	(97,467)	(97,467)
Balances – December 31, 2010	309,959	31	736,455	(268)	(200,800)	535,418
Net issuance of restricted stock awards and recognition of stock-based compensation	994	—	2,017	—	—	2,017
Contribution of services	—	—	319	—	—	319
Warrants issued associated with Contingent Equity Agreement	—	—	5,955	—	—	5,955
Common stock issued in connection with conversions of 8.00% Notes	773	—	942	—	—	942
Warrants exercised associated with the 8.00% Notes	575	—	1,064	—	—	1,064
Issuance of stock in connection with interest payments for 8.00% Notes	1,300	—	572	—	—	572
Issuance of stock in connection with contingent consideration	1,857	—	1,827	—	—	1,827
Issuance of warrants and beneficial conversion feature associated with 5.0% Notes	—	—	24,868	—	—	24,868
Issuance of stock for legal settlements and other transactions	566	—	644	—	—	644
Issuance of nonvoting stock to Thermo for contingent equity draws	36,606	4	17,746	—	—	17,750
Issuance of stock through employee stock purchase plan	428	—	175	—	—	175
Other comprehensive loss	—	—	—	(2,832)	—	(2,832)
Net loss	—	—	—	—	(54,924)	(54,924)
Balances – December 31, 2011	353,058	$35	$792,584	$(3,100)	$(255,724)	$533,795

See notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(54,924)	$(97,467)	$(74,923)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	50,049	27,418	21,862
Change in fair value of derivative assets and liabilities	(23,839)	29,975	15,585
Stock-based compensation expense	1,995	878	9,947
Amortization of deferred financing costs	3,673	3,355	4,056
Impairment of long-lived assets and inventory	12,404	16,014	913
Contingent reimbursements	1,556	—	—
Provision for bad debts	1,995	774	824
Loss on equity method investments	420	927	1,928
Foreign currency and other, net	1,962	161	554
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(978)	(5,201)	1,405
Inventory	4,252	(1,402)	4,057
Prepaid expenses and other current assets	354	526	895
Other assets	(1,485)	(4,217)	(4,704)
Accounts payable	6,773	(155)	(8,584)
Payables to affiliates	(332)	163	(2,967)
Accrued expenses and employee benefit obligations	(8,064)	2,953	8,348
Other non-current liabilities	(173)	1,428	796
Deferred revenue	(1,141)	532	1,585
Net cash used in operating activities	(5,503)	(23,338)	(18,423)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(85,589)	(201,124)	(321,827)
Property and equipment additions	(2,594)	(7,286)	(2,271)
Investment in businesses	(800)	(1,110)	(1,823)
Restricted cash	(10,436)	4,129	14,229
Net cash used in investing activities	(99,419)	(205,391)	(311,692)
Cash flows from financing activities:
Proceeds from revolving credit loan, net	—	—	7,750
Proceeds from the issuance of 5.0% convertible notes	38,000	—	—
Proceeds from the issuance of 8.00% convertible notes	—	—	55,000
Borrowings from Facility Agreement	18,659	188,417	371,219
Borrowings from subordinated loan agreement	12,500	—	25,000
Borrowings under short-term loan	—	—	2,259
Proceeds from contingent equity account	14,200	—	—
Deferred financing cost payments	(1,246)	(70)	(63,047)
Payments for interest rate cap instrument	—	—	(12,425)
Proceeds from exercise of warrants and stock options	525	6,249	—
Issuance of common stock	—	74	1,000
Net cash from financing activities	82,638	194,670	386,756
Effect of exchange rate changes on cash	(782)	(805)	(1,117)
Net (decrease) increase in cash and cash equivalents	(23,066)	(34,864)	55,524
Cash and cash equivalents, beginning of period	33,017	67,881	12,357
Cash and cash equivalents, end of period	$9,951	$33,017	$67,881
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$19,357	$17,193	$15,379
Income taxes	97	111	308
Supplemental disclosure of non-cash financing and investing activities:
Conversion of debt to Series A Convertible Preferred Stock	—	—	180,177
Conversion of note receivable to equity in investee company	—	—	7,500
Reduction in accrued second-generation satellites and launch costs	4,798	37,590	58,055
Increase in capitalized accrued interest for second-generation satellites and launch costs	1,529	1,666	7,185
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	24,200	23,256	13,879
Payments made in common stock	6,893	3,790	7,257
Reduction in assets and liabilities due to note conversion	1,538	7,685	—
Conversion of convertible notes into common stock	1,000	6,335	10,738
Conversion of contingent equity account derivative liability to equity	5,955	11,940	—
Value of warrants issued in connection with the contingent equity account loan fee	8,318	9,717	7,809
Recognition of a beneficial conversion feature and contingent put feature on long-term debt	18,603	—	—
Value of warrants issued in connection with raising capital and debt	8,081	—	—

See notes to consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Globalstar, Inc. (“Globalstar” or the “Company”) was formed as a Delaware limited liability company in November 2003 and was converted into a Delaware corporation on March 17, 2006.

Globalstar is a leading provider of mobile voice and data communications services globally via satellite. Globalstar’s first-generation network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and Qualcomm Incorporated (“Qualcomm”). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners LLC (“Thermo”) became Globalstar’s principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar. Thermo remains Globalstar’s largest stockholder. Globalstar’s Executive Chairman and CEO controls Thermo and its affiliates. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

The Company’s satellite communications business, by providing critical mobile communications to subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

Globalstar currently provides the following communications services:

•	two-way voice communication and data transmissions (“Duplex”) between mobile or fixed devices; and
•	one-way data transmissions between a mobile or fixed device that transmits its location or other telemetry information and a central monitoring station, which includes the SPOT family and Simplex products.

The equipment Globalstar offers to customers consists principally of:

•	Duplex two-way transmission products;
•	SPOT family of consumer market products (“SPOT”); and
•	Simplex one-way transmission products.

Globalstar provides Duplex, SPOT and Simplex products and services to customers directly and through resellers and independent gateway operators (“IGOs”).

Use of Estimates in Preparation of Financial Statements

 The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation. The Company evaluates estimates on an ongoing basis. Significant estimates include the value of derivative instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful life and value of property and equipment, the value of stock-based compensation, the reserve for product warranties, and income taxes.

Principles of Consolidation

The consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant inter-company transactions and balances have been eliminated in the consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

 At December 31, 2011, restricted cash is comprised of funds held in escrow by one financial institution to secure the Company’s payment obligations related to its Facility Agreement. At December 31, 2010, restricted cash also included cash held in escrow at an additional financial institution to secure the Company’s scheduled semi-annual interest payments on the 5.75% Notes. The last payment from this escrow account was made in April 2011.

 Derivative Instruments

The Company enters into financing arrangements that are hybrid instruments that contain embedded derivative features. Derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determines the fair value of derivative instruments based on available market data using appropriate valuation models provided by independent valuation experts.

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

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$5,971	$5,735	$5,205
Provision, net of recoveries	1,995	519	824
Write-offs	(670)	(283)	(294)
Balance at end of period	$7,296	$5,971	$5,735

Inventory

Inventory consists of purchased products, including fixed and mobile user terminals and accessories. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method which determines the acquisition cost on a FIFO basis. Inventory write-downs are measured as the difference between the cost of inventory and the market value, and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory. At the point of any inventory write downs to market, a new, lower cost basis for that inventory is established, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off. A liability is recorded for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with the valuation of excess and obsolete inventory. Inventory allowances are recorded for inventories with a lower market value. In recognition of change in the market and obsolescence, the Company wrote down the value of inventory by $8.8 million, $10.9 million, and $0.9 million in the years ended December 31, 2011, 2010, and 2009, respectively.

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites (the “Space Component”), and primary and backup control centers and gateways (the “Ground Component”).  Property and equipment is stated at cost, net of accumulated depreciation.

Costs associated with the design, manufacture, test and launch of its Space and Ground Components are capitalized. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. When a second-generation satellite is incorporated into the second-generation constellation, the Company begins depreciation on the date the satellite is placed into service, which is the point that the satellite reaches its orbital altitude, over its estimated useful life.

The Company capitalizes interest costs associated with the construction of its Space and Ground Components. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset after it is placed into service.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System:
Space component	6.5 years from commencement of service for the eight satellites launched in 2007
15 years from the commencement of service for the second-generation satellites
Ground component	Up to periods of 15 years from commencement of service
Furniture, fixtures & equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or the estimated useful lives of the improvements
Buildings	18 years

The Company evaluates the appropriateness of estimated useful lives assigned to property and equipment and revises such lives to the extent warranted by changing facts and circumstances. On October 1, 2010, the Company reduced the useful lives of its eight satellites launched in 2007 from 8 years to 6.5 years due to changes in the probability of functionality of Duplex services. The remaining carrying amount of these eight satellites is being depreciated prospectively over their remaining useful lives.

For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, the estimated cost and accumulated depreciation is removed from property and equipment.

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

Deferred Financing Costs

These costs represent costs incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the term of the corresponding debt, or the first put option date for the long-term convertible notes. As of December 31, 2011 and 2010, the Company had net deferred financing costs of $53.5 million and $59.9 million, respectively. Approximately $3.7 million, $3.4 million, and $6.5 million of deferred financing costs were recorded as interest expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

 The Company recognizes compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Goodwill

Goodwill represented the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.  In assessing the recoverability of goodwill, the Company must make assumptions to determine the fair value of the respective assets. The Company tests goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the current carrying amount of goodwill may not be recoverable. Its annual testing of goodwill is based on carrying value and its estimate of fair value at December 31. The Company estimates the fair value of the Company using a market approach and discounted cash flows valuation techniques and compares these estimates to the carrying value of the Company.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of long-lived assets are measured at fair value and recorded as a liability.  Upon initial recognition of a liability for retirement obligations, the Company records an asset, which is depreciated over the life of the asset to be retired.

The Company capitalized, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of December 31, 2011 and 2010, the Company had accrued approximately $0.9 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable is equal to or approximates fair value. The Company believes it is not practicable to determine the fair value of its long-term debt. Unlike typical long-term debt, interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As such, it is not practicable to determine the fair value of long-term debt without incurring additional costs. It is estimated that the fair value of long-term debt is less than its carrying amount.

Revenue Recognition and Deferred Revenues

Duplex

For Duplex customers and resellers, the Company recognizes revenue for monthly access fees in the period services are rendered.  Access fees represent the minimum monthly charge for each line of service based on its associated rate plan.  The Company also recognizes revenue for airtime minutes in excess of the monthly access fees in the period such minutes are used.  Under certain annual plans where customers prepay for minutes, revenue is deferred until the minutes are used or the prepaid time period expires.  Unused minutes are accumulated until they expire, usually one year after activation.  In addition, the Company offers other annual plans whereby the customer is charged an annual fee to access the Company’s system.  These fees are recognized on a straight-line basis over the term of the plan.  In some cases, the Company charges a per minute rate whereby it recognizes the revenue when each minute is used.

Credits granted to customers are expensed or charged against revenue or deferred revenue upon issuance.

Certain subscriber acquisition costs, including such items as dealer commissions, internal sales commissions and equipment subsidies, are expensed at the time of the related sale. Royalty payments are deferred and recognized as expense over the contract term.

SPOT and Simplex

The Company sells SPOT and Simplex services as annual plans or multi-year plans and defers and recognizes revenue ratably over the service term, beginning when the service is activated by the customer.

IGOs

The Company owns and operates its satellite constellation and earns a portion of its revenues through the sale of airtime minutes or data on a wholesale basis to IGOs. Revenue from services provided to IGOs is recognized based upon airtime minutes used by customers of the IGOs and contractual fee arrangements. Where collection is uncertain, revenue is recognized when cash payment is received.

 Equipment

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and SPOT and Simplex products. The Company recognizes revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

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

The Company provides certain engineering services to assist customers in developing new applications related to its system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred. The Company records revenues and costs associated with long term engineering contracts on the percentage-of-completion method of accounting.

Research and Development Expenses

Research and development costs were $1.9 million, $3.7 million, and $4.3 million for 2011, 2010, and 2009, respectively. These costs are expensed as incurred as cost of services and primarily include the cost of new product development, chip set design, software development and engineering.

Advertising Expenses

Advertising costs were $2.0 million, $2.6 million, and $3.4 million for 2011, 2010, and 2009, respectively. These costs are expensed as incurred as marketing, general, and administrative expenses.

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

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency.  Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the average exchange rates prevailing during the reporting period.  For 2011, 2010, and 2009, the foreign currency translation adjustments recorded were $0.4 million, $1.5 million, and $4.2 million, respectively. These adjustments are classified in the consolidated statements of comprehensive loss.

Foreign currency transaction gains (losses) were $(0.5) million, $(0.1) million, and $1.7 million for 2011, 2010, and 2009, respectively. These were classified as other income or expense on the statement of operations.

Income Taxes

 Until January 1, 2006, the Company and its U.S. operating subsidiaries were treated as partnerships for U.S. tax purposes. Generally, taxable income or loss, deductions and credits of the partnerships were passed through to the partners. Effective January 1, 2006, the Company elected to be taxed as a C corporation for U.S. tax purposes, and the Company and its U.S. operating subsidiaries began accounting for income taxes as a corporation.

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

Loss Per Share

The Company is required to present basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. For 2011, 2010, and 2009, diluted net loss per share of common stock was the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

At December 31, 2011 and 2010, 17.3 million in Borrowed Shares, as defined, related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares outstanding for the purposes of computing and reporting its earnings per share.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments and supersedes certain pending paragraphs. ASU 2011-12 will be applied retrospectively. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This adoption will not have an impact on the Company’s consolidated condensed financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This adoption will not have an impact on the Company’s consolidated condensed financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

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

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

During the three years ended December 31, 2011, the Company generated operating losses and negative cash flows from operations, which adversely affected the Company’s liquidity. These operating results were caused primarily by the deterioration of the Company’s first-generation satellite constellation and delays in the launch and deployment of its second-generation satellites, which in turn reduced its ability to provide reliable Duplex service to its customers. In response to these circumstances, the Company developed a plan to improve operations; complete the launches of the remaining second-generation satellites; complete the deployment, construction and activation of additional second-generation satellites and next-generation ground upgrades; and obtain additional financing.

As further described below, in 2011 and the first quarter of 2012, the Company took the following steps pursuant to its plan.

•	Reduced operating expenses by decreasing headcount and streamlining its supply chain and other operations, consolidating its world-wide operations, including the completion of the relocation of its corporate headquarters to Covington, Louisiana, and simplifying its product offerings.

•	Increased revenues by marketing its Simplex and SPOT products targeted to the consumer and enterprise markets.

•	Successfully launched 12 more second-generation satellites (a total of 18 second-generation satellites were launched through the end of 2011).

•	Generated cash by issuing $38.0 million in 5.0% Notes and drawing $14.2 million from its contingent equity account.

•	Improved liquidity by deferring principal payments on its Facility Agreement.

•	Obtained the required licensing to activate its ground stations in North America to send and receive call traffic with its second-generation satellites.

•	Commenced an arbitration with Thales Alenia Space (“Thales”) to resolve key contractual issues regarding, among other things, the manufacture of additional second-generation satellites.

•	Initiated the development of a software solution intended to resolve the momentum wheel issues on certain of its second-generation satellites.

The Company believes that these actions, combined with additional actions included in its 2012 operating plan, will result in improved cash flows from operations in 2012. These additional actions include, among other things, the following:

•	Launching six more second-generation satellites during the second half of 2012.

•	Continuing to focus on reducing and controlling operating expenses.

•	Restructuring payment arrangements in its contracts with major service providers.

•	Improving its key business processes and leveraging its information technology platform.

•	Increasing revenue and ARPU through further implementation of its sales and marketing programs designed to take advantage of the anticipated continued expansion of the Company’s Duplex coverage.

The Company believes that cash on hand, improved cash flows from operations, resulting from the successful execution of the Company’s 2012 operating plan, coupled with anticipated draws of the remaining $45.8 million in its contingent equity account will be sufficient to fund the completion of the fourth launch of second-generation satellites and to satisfy the Company’s existing debt and restructured contractual obligations in 2012 without additional external financing. However, substantial uncertainties remain related to the arbitration with Thales, the timing and outcome of the fourth launch of the second-generation satellites, reaching a solution to the momentum wheel issues, the remaining useful life of the first-generation satellites still in service and the impact and timing of the Company’s plans to improve operating cash flows and to restructure its contractual obligations. If the resolution of these uncertainties materially and negatively impact cash and liquidity, the Company’s ability to continue to execute its business plans, without additional external financing, will be adversely affected.

Further, the Company’s longer-term business plan includes launches of additional second-generation satellites, major improvements to its ground infrastructure, and new product releases. To successfully execute these longer-term plans, the Company will need to obtain additional external financing to fund these capital expenditures, in addition to its own cash flows from operations. Although the Company is in the process of arranging such financing and is continuing to address requirements with contractors, there is no guarantee that these efforts will be successful given the scope, complexity, cost and risk of completing the construction of the space and ground components of its second-generation constellation and the development of marketable new products. Accordingly, the Company is not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on the Company’s performance.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Globalstar System:
Space component	$532,487	$171,888
Ground component	49,109	49,818
Construction in progress:
Space component	650,920	916,766
Ground component	80,071	60,350
Prepaid long-lead items and other	18,028	19,834
Total Globalstar System	1,330,615	1,218,656
Internally developed and purchased software	14,052	14,141
Equipment	12,333	11,480
Land and buildings	4,152	4,359
Leasehold improvements	1,402	1,406
	1,362,554	1,250,042
Accumulated depreciation and amortization	(144,836)	(99,572)
	$1,217,718	$1,150,470

Contracts

The following table presents the contract prices for the construction of the Company’s second-generation satellites and ground upgrades (in thousands):

Contract
Price
Thales second-generation satellites (Phase 1 and 2) and satellite operations control center	$638,617
Arianespace launch services	216,000
Launch insurance	39,903
Hughes next-generation ground component	104,597
Ericsson next-generation ground network	29,138
Total	$1,028,255

As of December 31, 2011, the Company has incurred $959.8 million of costs under these contracts, including contracts payable and accrued expenses of $37.4 million, excluding interest.  Of the amounts incurred, the Company has capitalized $954.3 million and expensed $5.5 million of research and development costs.

Second-Generation Satellites

In June 2009, the Company and Thales entered into an amended and restated contract for the construction of the Company’s second-generation low-earth orbit satellites and related services, to incorporate prior amendments and acceleration requests, and to make other non-material changes to the contract entered into in November 2006. The Company has launched 18 of the 24 second-generation satellites (six satellites each were launched in each of October 2010, July 2011, and December 2011) and expects to launch the remaining six satellites during the second half of 2012. The Company also has a contract with Thales to construct additional second-generation satellites at a fixed price. The Company is currently in arbitration with Thales to enforce certain rights under this contract under which the Company has placed an order for additional satellites.  See Note 9 for further discussion.

  In March 2007, the Company and Thales entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. The Control Network Facility achieved its final acceptance milestone in October 2010.

The Company’s second-generation satellites were designed with four momentum wheels. The design requires three functioning momentum wheels for operations. One momentum wheel is redundant (a non-operating wheel acting as a spare on the satellite in space).  Momentum wheels are flywheels used to provide attitude control and stability on spacecraft. Momentum wheels on certain satellites launched in October 2010 and July 2011 have exhibited anomalous behavior necessitating the removal of such wheels from service. To date, this has not had a significant impact on the Company’s overall service levels. The satellites launched in December 2011 have not experienced any similar behavior associated with their momentum wheels.  Globalstar and Thales are currently working together to develop a software-based solution that the Company plans to upload to certain satellites that may permit such satellites to operate on two momentum wheels. Although Thales has successfully conducted computer simulations of the proposed software solution, the Company can provide no assurance that a solution will be developed and implemented successfully. If the Company is unable to successfully develop and implement this solution, or otherwise resolve the anomalous behavior, its investment in certain satellites may be impaired.

In March 2010, the Company and Arianespace entered into an amended and restated contract to incorporate prior amendments to the contract entered into in September 2007 for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of six satellites each and one optional launch of six satellites. Notwithstanding the one optional launch, the Company may contract separately with Arianespace or another provider of launch services after Arianespace’s firm launch commitments are fulfilled.

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

Next-Generation Gateways and Other Ground Facilities

In May 2008, the Company and Hughes entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices.

From its inception through November 2011, the Company has amended this agreement extending the performance, revising certain payment milestones and adding new features. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The Company and Hughes have amended their agreement to extend the deadline to make certain scheduled payments previously due under the contract. See Note 8 for further discussion.

 In October 2008, the Company signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. Since inception of the contract through December 2011, the Company has amended this contract to increase its obligations for additional deliverables and features. According to the contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations. The Company and Ericsson have amended their agreement to extend the deadline to make certain scheduled payments previously due under the contract. See Note 8 for further discussion.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	December 31,
	2011	2010

Total Interest Capitalized	$176,361	$122,222

	Year Ended December 31,
	2011	2010	2009

Current Period Interest Capitalized	$54,139	$47,122	$35,887

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2011	2010	2009

Depreciation Expense	$46,952	$24,435	$21,805

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2011		December 31, 2010
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value

Facility Agreement	$578,295	$578,295	$559,637	$559,637
Subordinated Loan	47,384	43,255	29,997	25,427
5.0% Convertible Senior Unsecured Notes	38,949	13,077	—	—
8.00% Convertible Senior Unsecured Notes	47,516	25,203	45,453	21,014
5.75% Convertible Senior Unsecured Notes	71,804	64,058	71,804	58,465
Total Debt	783,948	723,888	706,891	664,543
Less: Current Portion	—	—	—	—
Long-Term Debt	$783,948	$723,888	$706,891	$664,543

The table above represents the principal amount and carrying value of long-term debt at December 31, 2011 and 2010. The principal amounts shown above include payment in kind interest, if any. The carrying value is net of any discounts to the loan amounts at issuance, as further described below, including accretion.

Facility Agreement

On June 5, 2009, the Company entered into a $586.3 million senior secured facility agreement (the “Facility Agreement”) with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. COFACE, the French export credit agency, has provided a 95% guarantee to the lending syndicate of the Company’s obligations under the Facility Agreement. The facility is comprised of:

•	a $563.3 million tranche for future payments to Thales and to reimburse the Company for amounts it previously paid to Thales for construction of its second-generation satellites. Such reimbursed amounts have been used by the Company (a) to make payments to Arianespace for launch services, Hughes for ground network equipment, software and satellite interface chips and Ericsson for ground system upgrades, (b) to provide up to $150 million for the Company’s working capital and general corporate purposes and (c) to pay a portion of the insurance premium to COFACE; and

•	a $23.0 million tranche regarding payments to Arianespace for launch services and to pay a portion of the insurance premium to COFACE.

The facility will mature 84 months after the first repayment date, as amended. Scheduled semi-annual principal repayments will begin on the earlier of eight months after the fourth launch of the second-generation constellation or June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017, and 2.40% thereafter.

The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants.  If the Company violates any of these covenants and is unable to obtain waivers, the Company would be in default under the agreement and payment of the indebtedness could be accelerated or prohibit the Company from utilizing the Facility Agreement until the default has been remediated.  The acceleration of the Company’s indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions.  As of December 31, 2011, the Company was in compliance with all such covenants.

 Amounts repaid under the Facility Agreement may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio and (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates. The Company is permitted to make cash payments under the terms of its 5.75% Notes. The Facility Agreement requires the Company to fund a Debt Service Account. The funds in this account are to be used to make the next payment of principal and interest due under the Facility.

By Order dated October 28, 2010, the French Ministry for the Economy, Industry and Employment authorized Globalstar Europe SARL, the Company’s wholly owned subsidiary, to operate its second-generation satellite constellation. On November 23, 2010, the French Postal and Electronic Communications Regulatory Authority granted a license to Globalstar Europe SARL, to use certain frequency bands to provide mobile satellite service from 1610-1621.35 MHz and 2483.5-2500 MHz. This ended the prohibition on borrowings under the Facility Agreement, while the Company pursued the license from the U.S. authorities.

 On December 22, 2010, the Company entered into Amendment Letter No. 4 with the lenders and agent party thereto primarily due to the effects on Thales of an earthquake that damaged one of its facilities. The amendment delayed the first semi-annual principal repayment date; delayed the final maturity date by the amount of the delay of the first principal repayment date; reduced the minimum adjusted consolidated EBITDA covenant requirements for all relevant periods from the period ending December 31, 2010 through the period ending June 30, 2012; and delayed the effectiveness of the minimum debt service coverage ratio by six months to the period commencing on July 1, 2011 and ending December 31, 2012 if no principal payment is required to be made in 2011.

On March 16, 2011, the Company entered into Amendment Letter No. 5 to the Facility Agreement, which waived the obligation of the Company to deliver to the COFACE agent a satellite communication license issued by U.S. regulatory authorities no later than February 28, 2011. Under the amendment, the Company was required to deliver to the COFACE agent a special temporary authority (“STA”) granted by the FCC by no later than March 31, 2011, which licenses the Company to commercially operate its ground stations in connection with its existing and future satellites in the U.S. for a period of no less than 90 days.  The Company was required to provide a satellite communication license issued by U.S. regulatory authorities not later than the earlier of September 15, 2011 or the expiration of the STA.  The amendment also included a provision that failing to provide the license would constitute an event of default.

On March 29, 2011, the Company entered into Amendment No. 6 to the Facility Agreement, which removed the U.S. License requirement of Amendments No. 3 and No. 5 and required that the conditional permanent U.S. license received by the Company on March 18, 2011 be in full force not later than August 31, 2011. The amendment also included a provision that failing to provide the permanent license would constitute an event of default.

On August 29, 2011, the Company received its final authorization to operate its second-generation satellite constellation. The receipt of this final authorization satisfied the requirements of Amendment No. 6 to the Facility Agreement as discussed above. The French Ministry commenced the process to register the satellites with the United Nations under the Convention on Registration of Objects Launched into Outer Space. As a result, the Company activated its ground stations in North America to send and receive call traffic with the second-generation satellites, thus improving coverage availability for the Company’s Duplex customers in that region.

On September 30, 2011, the Company entered into a Deed of Waiver and Amendment Letter No. 7 to its Facility Agreement which delays the last date for final in-orbit acceptance; permits the Company to order six second-generation satellites under the Contract with Thales provided that the purchase price does not exceed €55.2 million; requires that, following an acceptance of the order by Thales, Thermo fund no less than $25 million into an escrow account to provide for the initial payments for the satellites (the Company intends to issue additional equity or subordinated indebtedness to Thermo in return); specifies that, in addition to operating expenses, inventory purchases, taxes, maintenance and certain other budgeted costs, the Company may use funds in the contingent equity account to pay capital expenditures related to the completion and launch of 25 second-generation satellites, provided that, if the funds are used for capital expenditures, the Company must raise proceeds from equity or subordinated loans in the same amount as the proposed contingent equity withdrawal; and extends the term of the contingent equity agreement to December 31, 2014.

On January 23, 2012, the Company entered into Amendment Letter No. 8 to its Facility Agreement which extended the availability period to utilize the remaining funds under the Facility to June 14, 2012.

On March 6, 2012, the Company entered into Amendment Letter No. 9 to its Facility Agreement which extends to December 31, 2012 the availability period to utilize the funds remaining under the Facility; delays to April 30, 2013 the last date for final in-orbit acceptance of 24 second-generation satellites; delays the first repayment date for principal payments to the earlier of eight months after the fourth launch of second-generation satellites or June 30, 2013; and amended certain covenants including (a) adjusted consolidated EBITDA, (b) debt service coverage ratio and (c) net debt to adjusted consolidated EBITDA.

Contingent Equity Agreement

On June 19, 2009, the Company entered into a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company may make draws from this account if and to the extent it has an actual or projected deficiency in its ability to meet obligations due within a forward-looking 90-day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement.

 The Contingent Equity Agreement provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares subject to the warrants issuable is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, whichever is lower, but not to be lower than $0.20. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the warrant price used in the calculation will be the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date. The Company determined that the warrants issued in conjunction with the availability fee are derivatives and records the value of the derivatives as a component of other non-current liabilities, at issuance. The offset is recorded in other assets and is amortized over the one year availability period.

When the Company makes draws on the contingent equity account, it issues Thermo shares of common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw. The 20% discount on the value of the shares issued to Thermo is treated as a deferred financing cost and is amortized over the remaining term of the Facility Agreement. Amounts can only be withdrawn from the account provided that no default has occurred and is continuing under the Facility Agreement. Thermo may withdraw undrawn amounts in the account after December 31, 2014. The Company made two draws totaling $14.2 million in 2011 and plans to draw the remaining funds during 2012.

The following table summarizes the balance and the draws on the contingent equity account (in thousands) and the resulting warrants and shares issued to Thermo since origination of the agreement as of December 31, 2011:

	Available	Warrants		Shares
	Amount	Issued	Draws	Issued
June 19, 2009 (1)	$60,000	4,379,562	$—	—
December 31, 2009 (2)	60,000	2,516,990	—	—
June 19, 2010 (1)	60,000	4,379,562	—	—
June 19, 2011 (2)	60,000	620,438	—	—
June 19, 2011 (1)	60,000	5,000,000	—	—
November 4, 2011(3)	54,600	—	5,400	11,376,404
November 30, 2011 (3)	45,800	—	8,800	25,229,358
December 31, 2011	45,800	16,896,552	$14,200	36,605,762

(1)	Warrants to purchase common stock were issued to Thermo for the annual availability fee pursuant to the terms of the Contingent Equity Agreement.
(2)	Additional warrants were issued to Thermo due to the reset provisions in the Contingent Equity Agreement.
(3)	Nonvoting shares of common stock were issued to Thermo resulting from the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement.

On June 19, 2010, the warrants issued on June 19, 2009 and on December 31, 2009 were no longer variable and the related $11.9 million liability was reclassified to equity.  On June 19, 2011, the warrants issued on June 19, 2010 were no longer variable and the related $6.0 million liability was reclassified to equity.

As of December 31, 2011, no warrants issued in connection with the Contingent Equity Agreement had been exercised.

No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company issued nonvoting shares to Thermo as a result of the draws made during 2011.

Subordinated Loan

On June 25, 2009, the Company entered into a Loan Agreement with Thermo whereby Thermo agreed to lend the Company $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement.  Amounts deposited in the debt service reserve account are restricted to payments due under the Facility Agreement.

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

 The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the face amount of the loan. The Company is accreting the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest method. As of December 31, 2011, the remaining debt discount was $4.1 million, and $9.9 million of interest was outstanding; these are included in long-term debt on the Company’s consolidated balance sheet.

In 2009, Thermo borrowed $20 million of the $25 million loaned to the Company under the Loan Agreement from two Company vendors and also agreed to reimburse another Company vendor if its guarantee of a portion of the debt service reserve account were called. During 2011, this Company vendor funded the debt service reserve account in the amount of $12.5 million, for a total of $37.5 million under the subordinated loan.

Pursuant to the terms of the Facility Agreement, the Company was required to fund a total of $46.7 million in the debt service reserve account. The funds in this account are restricted to making principal and interest payments. The minimum required balance, not to exceed $46.7 million, fluctuates over time based on the timing of principal and interest payment dates. As of December 31, 2011, the entire amount of $46.7 million is recorded in restricted cash.

5.00% Convertible Senior Notes

On June 14, 2011, the Company entered into a Third Supplemental Indenture relating to the sale and issuance by the Company to selected investors (including an affiliate of Thermo) in private transactions of up to $50 million in aggregate principal amount of the Company’s 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase up to 20 million shares of voting common stock of the Company at an exercise price of $1.25 per share.  The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of the Company’s common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), on an unconditional joint and several basis, pursuant to a Guaranty Agreement (the “Guaranty”). The 5.0% Warrants are exercisable until five years after their issuance.  The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is below the initial conversion and exercise price.

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

Holders may convert their 5.0% Notes into voting common stock at their option at any time. Upon conversion of the 5.0% Notes, the Company will pay the holders of the 5.0% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares constituting the make-whole premium per $1,000 principal amount of 5.0% Notes will equal the quotient of (i) the aggregate principal amount of the Securities so converted multiplied by 25.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the Common Stock for the 10 trading days immediately preceding the conversion date.

As of December 31, 2011 there had been no conversions.

The Indenture contains customary financial reporting requirements and also contains restrictions on the issuance of additional indebtedness, liens, loans and investments, dividends and other restricted payments, mergers, asset sales, certain transactions with affiliates and layering of debt. The Indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, as defined, failure to convert the 5.0% Notes when required, defaults under other material indebtedness and failure to pay material judgments, either the trustee or the holders of 20% in aggregate principal amount of the 5.0% Notes may declare the principal of the 5.0% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 5.0% Notes and accrued interest automatically will become due and payable.  The Company was in compliance with the terms of the Indenture as of December 31, 2011.

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

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and had to be bifurcated as a standalone derivative. The Company recorded this embedded derivative liability as a non-current liability on its consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 5.0% Notes.

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

8.00% Convertible Senior Unsecured Notes

On June 19, 2009, the Company sold $55.0 million in aggregate principal amount of 8.00% Notes (“the 8.00% Notes”) and Warrants (“the 8.00% Warrants”) to purchase 15.3 million shares of the Company’s common stock at an initial exercise price of $1.80 per share to selected institutional investors (including an affiliate of Thermo) in a direct offering registered under the Securities Act of 1933.

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

On September 19, 2010, pursuant to the terms of the agreement, the conversion price was subject to reset. The closing price of the common stock was less than the conversion price of 8.00% Notes then in effect, causing the conversion price of the 8.00% Notes to be reset to $1.61, equal to the volume-weighted average closing price of the common stock for the 15 previous trading days.

In December 2010, the Company issued stock at $1.50 per share, which was below the reset price of $1.61 per share, in connection with its contingent consideration paid as part of the acquisition of Axonn. Given this transaction and the related provisions in the warrant agreements, the conversion price of the 8.00% Notes remained at $1.61 per share of common stock as the change to the reset was marginal.

 In September 2011, the Company issued stock at $0.52 per share, which is below the $0.87 per share strike price of the 8.00% Warrants, in connection with the contingent consideration paid as part of the acquisition of Axonn. Given this transaction and the related provisions in the warrant agreements, the holders of the 8.00% Warrants received additional 8.00% Warrants to purchase 15.0 million shares of common stock and the strike price of all of the 8.00% Warrants was reset to $0.52. Pursuant to the terms of the 8.00% Notes, there was no adjustment made to the conversion price of the 8.00% Notes, as a result of this transaction.

In December 2011, the Company issued stock at $0.49 per share, which is below the $0.52 per share strike price of the 8.00% Warrants, in connection with the contingent consideration paid as part of the acquisition of Axonn. Given this transaction and the related provisions in the warrant agreements, the holders of the 8.00% Warrants received additional 8.00% Warrants to purchase 2.7 million shares of common stock and the strike price of all of the 8.00% Warrants was reset to $0.49. Pursuant to the terms of the 8.00% Notes, there was no adjustment made to the conversion price of the 8.00% Notes, as a result of this transaction.

The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and, except as described in the preceding sentence, rank pari passu with its existing unsecured, unsubordinated obligations, including its 5.75% Notes and 5.0% Notes. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2009.

Holders may convert their 8.00% Notes at any time. The current base conversion price for the 8.00% Notes is $1.61 per share or 621.11 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes, subject to certain adjustments and limitations. In addition, if the Company issues or sells shares of its common stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. No adjustment to the Base Conversion Rate will be required unless the adjustment would require an increase or decrease of at least 1% of the Base Conversion Rate. If the adjustment is not made because the adjustment does not change the Base Conversion Rate by at least 1%, then the adjustment that is not made will be carried forward and taken into account in any future adjustment. All required calculations will be made to the nearest cent of 1/1,000th of a share, as the case may be. Notwithstanding the foregoing, (i) upon any conversion of Securities (solely with respect to Securities to be converted), (ii) on every one year anniversary from the Issue Date of the Securities and (iii) on the Stated Maturity for the payment of principal of the Securities, the Company will give effect to all adjustments that have otherwise been deferred, and those adjustments will no longer be carried forward and taken into account in any future adjustment. If at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into common stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the common stock for the 10 trading days immediately preceding the Conversion Date.

In April 2011, approximately $0.6 million of 8.00% Warrants were exercised, resulting in the issuance of approximately 0.6 million shares of common stock.

As of December 31, 2011 and 2010, approximately $15.6 million and $14.6 million of the 8.00% Notes had been converted resulting in the issuance of approximately 14.2 million and 13.4 million shares of common stock, respectively.

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

The indenture governing the 8.00% Notes contains customary financial reporting requirements. The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 8.00% Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 8.00% Notes may declare the principal of the 8.00% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 8.00% Notes and accrued interest automatically becomes due and payable. The Company was not in default under the 8.00% Notes as of December 31, 2011.

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

Due to the cash settlement provisions and reset features in the 8.00% Warrants, the Company recorded the 8.00% Warrants as a component of other non-current liabilities on its consolidated balance sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the 8.00% Warrants liability to interest expense over the term of the 8.00% Notes using an effective interest rate method. The fair value of the 8.00% Warrants liability is being marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the 8.00% Warrants derivative using a Monte Carlo simulation model.

The Company allocated the proceeds received from the 8.00% Notes among the conversion rights and features, the detachable 8.00% Warrants and the remainder to the underlying debt. The Company netted the debt discount associated with the conversion rights and features and 8.00% Warrants against the face value of the 8.00% Notes to determine the carrying amount of the 8.00% Notes. The accretion of debt discount will increase the carrying amount of the debt over the term of the 8.00% Notes. The Company allocated the proceeds at issuance as follows (in thousands):

Fair value of compound embedded derivative	$23,542
Fair value of Warrants	12,791
Debt	18,667
Face Value of 8.00% Notes	$55,000

5.75% Convertible Senior Unsecured Notes

The Company issued $150.0 million aggregate principal amount of 5.75% Notes pursuant to a Base Indenture and a Supplemental Indenture each dated as of April 15, 2008.

The Company placed approximately $25.5 million of the proceeds of the offering of the 5.75% Notes in an escrow account that was used to make the first six scheduled semi-annual interest payments on the 5.75% Notes. The Company pledged its interest in this escrow account to the Trustee as security for these interest payments. At December 31, 2011 and 2010, the balance in the escrow account was $0 and $2.1 million, respectively which was recorded in restricted cash.

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

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into common stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued for a combination of common stock and cash. The Company has issued approximately 23.6 million shares of its common stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of the Company’s common stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remained outstanding at December 31, 2011 and 2010.

Holders who convert their 5.75% Notes in connection with certain events occurring on or prior to April 1, 2013 constituting a “make whole fundamental change” (as defined in the Supplemental Indentures) will be entitled to an increase in the conversion rate as specified in the indenture governing the 5.75% Notes. The number of additional shares by which the applicable base conversion rate will be increased will be determined pursuant to the agreement and is based on the date on which the make whole fundamental change becomes effective (the effective date) and the price (the stock price) paid, or deemed paid, per share of the Company’s common stock in the make whole fundamental change, subject to adjustment. If the holders of common stock receive only cash in a make whole fundamental change, the stock price will be the cash amount paid per share of the Company’s common stock. Otherwise, the stock price will be the average of the closing sale prices of the Company’s common stock for each of the 10 consecutive trading days prior to, but excluding, the relevant effective date.

Notwithstanding the make whole premium pursuant to the agreement, the base conversion rate will not exceed 241.0 shares of common stock per $1,000 principal amount of 5.75% Notes, subject to adjustment in the same manner as the base conversion rate.

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

The indenture governing the 5.75% Notes contains customary financial reporting requirements and also contains restrictions on mergers and asset sales. The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 5.75% Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 5.75% Notes may declare the principal of the 5.75% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 5.75% Notes and accrued interest automatically becomes due and payable. The Company was not in default under the 5.75% Notes as of December 31, 2011.

The Facility Agreement requires that the Company entered into an agreement whereby the Company would fund a required balance in the convertible note reserve account by March 1, 2012 equal to 50% and by March 1, 2013 equal to 100% of the notional purchase price of the 5.75% Notes to secure the Company’s obligations.  Amounts deposited in the convertible note reserve account are restricted to only make payments due.  As of December 31, 2011 the estimated notional purchase price was $71.8 million, which would equate to a payment of $35.9 million to the convertible note reserve account by March 1, 2012.  However, failure to fund this account if excess cash flow, as defined, is not available is not considered an event of default under the Facility Agreement.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At December 31, 2011 and 2010, approximately 17.3 million Borrowed Shares remained outstanding. As of December 31, 2011 and December 31, 2010, the unamortized amount of issuance costs associated with the Share Lending Agreement was $2.3 million and $4.0 million, respectively.

The Company did not receive any proceeds from the sale of the Borrowed Shares pursuant to the Share Lending Agreement, and it will not receive any proceeds from any future sale. The Borrower has received all of the proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement and will receive all of the proceeds from any future sale. At the Company’s election, the Borrower may remit cash equal to the market value of the corresponding Borrowed Shares instead of returning the Borrowed Shares due back to the Company as a result of conversions by 5.75% Note holders.

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

Warrants Outstanding

As a result of the Company’s borrowings described above, as of December 31, 2011 and 2010 there were warrants outstanding to purchase 76.8 million shares and 38.9 million shares, respectively, of the Company’s voting common stock as shown in the table below:

	Outstanding Warrants December 31,		Strike Price December 31,
	2011	2010	2011	2010
Contingent Equity Agreement (1)	16,896,552	11,276,114	$0.01	$0.01
Subordinated Loan	4,205,608	4,205,608	0.01	0.01
5.0% Notes (2)	15,200,000	—	1.25	—
8.00% Notes (3)	40,486,794	23,377,907	0.49	0.87
5.75% Notes	—	—	—	—
	76,788,954	38,859,629

(1)	On certain valuation dates, additional warrants may be issued due to reset provisions in the agreement.
(2)	Subject to reset on April 15, 2015, if the Company’s common stock is below the initial conversion and exercise price.
(3)	According to the terms of the 8.00% Notes, additional warrants may be issued to holders if shares of common stock are issued below the current warrant reset price of $0.49 at December 31, 2011.

Maturities of long-term debt

Annual maturities of long-term debt for each of the five years following December 31, 2011 and thereafter are as follows (in thousands):

2012	$—
2013	105,576
2014	59,622
2015	63,208
2016	66,967
Thereafter	488,575
Total	$783,948

The 5.75% Notes are subject to repurchase by the holders on April 1, 2013. As of December 31, 2011 the estimated notional purchase price of the Notes was $71.8 million, which the Company has included the 2013 maturities in the table above.

5. DERIVATIVES

The following tables disclose the fair values and locations of the derivative instruments on the Company’s consolidated balance sheets and consolidated statements of operations (in thousands):

	December 31,
	2011	2010
Intangible and other assets:
Interest rate cap	$255	$1,000
Total intangible and other assets	$255	$1,000

Derivative liabilities:
Compound embedded conversion option with 8.00% Notes	$(7,111)	$(23,008)
Warrants issued with 8.00% Notes	(22,673)	(29,924)
Warrants issued in conjunction with contingent equity agreement	(6,155)	(7,887)
Contingent put feature embedded in the 5.0% Notes	(3,057)	—
Total derivative liabilities	$(38,996)	$(60,819)

	Year ended December 31,
	2011	2010	2009
Interest rate cap	$(745)	$(5,801)	$(5,624)
Compound embedded conversion option with 8.00% Notes	15,361	(10,676)	2,997
Warrants issued with 8.00% Notes	6,687	(11,197)	(14,920)
Warrants issued in conjunction with contingent equity agreement	4,090	(2,301)	1,962
Contingent put feature embedded in the 5.0% Notes	(1,554)	—	—
Total derivative gain (loss)	$23,839	$(29,975)	$(15,585)

None of the derivative instruments are designated as a hedge.

 Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, which provides for interest at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the consolidated statement of operations.

Compound Embedded Conversion Option with 8.00% Notes

The Company recorded the conversion rights and features embedded within the 8.00% Notes as a compound embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Warrants Issued with 8.00% Notes

Due to the cash settlement provisions and reset features in the warrants issued with the 8.00% Notes, the Company recorded the warrants as an embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the warrants using the effective interest rate method. The fair value of the warrant liability is marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model.

 Warrants Issued in Conjunction with Contingent Equity Agreement

The Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement is a liability at issuance. The offset is recorded in other non-current assets and is amortized over the one-year availability period. The fair value of the warrant liability is marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model.

 Contingent put feature embedded in the 5.0% Notes

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and was bifurcated as a standalone derivative. The Company recorded this embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount which is netted against the face value of the 5.0% Notes.  The fair value of the contingent put feature liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

6. FAIR VALUE MEASUREMENTS

The Company follows the authoritative guidance for fair value measurements relating to financial and non-financial assets and liabilities, including presentation of required disclosures herein.  This guidance establishes a fair value framework requiring the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2011:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$255	$—	$255
Total other assets measured at fair value	$—	$255	$—	$255

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,963)	$(4,963)
Compound embedded conversion option with 8.00% Notes	—	—	(7,111)	(7,111)
Warrants issued with 8.00% Notes	—	—	(22,673)	(22,673)
Warrants issued with contingent equity agreement	—	—	(6,155)	(6,155)
Contingent put feature embedded in 5.0% Notes	—	—	(3,057)	(3,057)
Total other liabilities measured at fair value	$—	$—	$(43,959)	$(43,959)

	Fair Value Measurements at December 31, 2010:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$1,000	$—	$1,000
Total other assets measured at fair value	$—	$1,000	$—	$1,000

Other liabilities:
Liability for contingent consideration	$—	$—	$(6,019)	$(6,019)
Compound embedded conversion option with 8.00% Notes	—	—	(23,008)	(23,008)
Warrants issued with 8.00% Notes	—	—	(29,924)	(29,924)
Warrants issued with contingent equity agreement	—	—	(7,887)	(7,887)
Total liabilities measured at fair value	$—	$—	$(66,838)	$(66,838)

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

As of December 31, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of each item, including reset features, make whole premiums, etc.; (ii) stock price volatility ranges from 35% - 107%; (iii) risk-free interest rates ranges from 0.01% - 1.89%; (iv) dividend yield of 0%; (v) conversion price of $1.61; and (vi) market price of common stock at the valuation date of $0.54.

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

Liability for Contingent Consideration

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date.  The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs.  The fair value is based on the acquired company reaching specific performance metrics over the next three years of operations.

Level 3 Reconciliation

The following tables present a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2011 and 2010 as follows (in thousands):

Balance at December 31, 2010	$(66,838)
Issuance of contingent equity warrants	(8,313)
Issuance of contingent put feature embedded in 5.0% Notes	(1,503)
Derivative adjustment related to conversions and exercises	1,100
Contingent equity warrant liability reclassified to equity	5,955
Earnout payments made related to liability for contingent consideration	1,827
Change in fair value of contingent consideration	(771)
Unrealized gain, included in derivative gain (loss), net	24,584
Balance at December 31, 2011	$(43,959)

Balance at December 31, 2009	$(49,755)
Issuance of contingent equity warrants	(9,717)
Derivative adjustment related to conversions and exercises	10,192
Contingent equity warrant liability reclassified to equity	11,940
Earnout payments made related to liability for contingent consideration	1,190
Change in fair value of contingent consideration	(7,209)
Unrealized loss, included in derivative gain (loss), net	(23,479)
Balance at December 31, 2010	$(66,838)

Nonrecurring Fair Value Measurements

In 2009, the Company adopted the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The following table reflects the fair value measurements used in testing the impairment of long-lived assets at December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Property and equipment, net	$—	$—	$1,217,718	$2,669
Intangible and other assets, net	—	—	23,798	909
Total	$—	$—	$1,241,516	$3,578

 Impairment

Capitalized costs related to the development of various retail products that were discontinued during the third quarter and capitalized costs related to the internal development of software were written down to its implied fair value, resulting in an impairment charge of $2.7 million. The carrying value of these costs prior to write down was $2.7 million and was included in property and equipment, net. The impairment charge is included in the Company’s results of operations for the year ended December 31, 2011.

Intangible assets related to developed technology acquired from Axonn, L.L.C. in 2009 were written down to fair value, resulting in an impairment charge of $0.9 million. These assets had a carrying value of $6.1 million prior to the write down. The impairment charge is included in the Company’s results of operations for the year ended December 31, 2011.

The following table reflects the fair value measurements used in testing the impairment of long-lived assets at December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Investment in Open Range Communications	$—	$—	$—	$1,903
Goodwill	—	—	—	2,703
Property and equipment, net	—	—	1,150,470	450
Prepaid expenses and other current assets	—	—	5,061	97
Total other assets measured at fair value	$—	$—	$1,155,531	$5,153

Investment in Open Range Communications

The Company owned an equity method investment in Open Range Communications. The Company’s total cash contribution for its investment in Open Range Communications was approximately $3.0 million.  On September 14, 2010, the FCC issued an Order denying the Company’s requested relief and suspended the Company’s authority to operate WiMAX ATC stations in the 2483.5-2495 MHz frequency band. As a result of this Order, the Company ceased the use of its ATC spectrum and is unable to continue leasing spectrum to Open Range. The FCC has granted special temporary authority to Open Range to continue utilizing Globalstar’s licensed spectrum while it transitions its customers to other frequency bands. Effective January 5, 2011, the Company terminated the lease agreement with Open Range.

As a result of the regulatory rulings by the FCC, the Company wrote off the remaining carrying value of its equity method investment in Open Range Communications.  During 2010, the Company recorded $0.5 million in losses and a $1.9 million charge to write off its remaining investment in Open Range Communications.

Impairment

Goodwill related to the acquisition of Axonn L.L.C. in 2009 was written down to its implied fair value, resulting in an impairment charge of $2.7 million. The carrying value of this asset prior to write down was $2.7 million and was included in other assets. The impairment charge was included in the Company’s results of operations for the year ended December 31, 2010.

Gateway spare parts were written down to their implied fair value, resulting in an impairment charge of $0.5 million. The carrying value of these assets prior to write down was $0.7 million and was included in property and equipment, net. The impairment charge was included in the Company’s results of operations for the year ended December 31, 2010.

Spare parts were written down to their implied fair, resulting in an impairment charge of $0.1 million. The carrying value of these assets prior to write down was $0.4 million and was included in prepaid expenses and other current assets. The impairment charge was included in the Company’s results of operations for the year ended December 31, 2010.

During 2009, there were no adjustments to non-financial asset and non-financial liabilities recorded at fair value on a nonrecurring basis.

7. ACQUISITION OF AXONN

On December 18, 2009, Globalstar entered into an agreement with Axonn L.L.C. (“Axonn”) pursuant to which one of the Company’s wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of Axonn in exchange for $1.5 million in cash and $5.5 million in shares of the Company’s voting common stock (6,298,058 shares). Of these amounts, $500,000 in cash was withheld and used to cover expenses related to the voluntary replacement of first production models of the Company’s SPOT Satellite GPS Messenger devices and warranty obligations related to other products. Prior to the acquisition, Axonn was the principal supplier of the Company’s SPOT products.

In addition to the consideration paid to Axonn upon closing of the acquisition, Globalstar is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but at its option may make payments in cash after 13 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. During 2011, the Company revised this estimate to $10.6 million. Through December 31, 2011, the Company had made $3.0 million in earnout payments by issuing 8,914,813 shares of voting common stock.

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

The Company accounted for the acquisition using the purchase method of accounting. The Company allocated the total estimated purchase price to net tangible assets and identifiable intangible assets based on their fair values as of the date of the acquisition, recording the excess of the purchase price over those fair values as goodwill.

The Company has included the results of operations of Axonn in its consolidated financial statements from the date of acquisition. The results of Axonn prior to the acquisition are not material.

As a result of the Axonn acquisition, the Company reported goodwill of $2.7 million at December 31, 2009. The Company tested the fair value of the goodwill at December 31, 2010 using a two-step approach.  The first step was to estimate of the fair value of the reporting unit to ensure that its fair value exceeds its carrying value.  If step one indicates that a potential impairment exists, the second step is performed to measure the amount of impairment, if any.  The impairment charge is calculated as the amount, if any, that the carrying value of the goodwill exceeds the implied value amount of goodwill that results from this hypothetical purchase price allocation.

As the result of step one of its annual impairment test, the Company concluded that the fair value of its reporting unit was below its carrying value, indicating that goodwill had been impaired.  In step two of the impairment test, the goodwill of the reporting unit was determined to have no implied value.  Accordingly, in 2010 the Company recorded a pre-tax charge of $2.7 million.

Also, as a result of the Axonn acquisition, the Company recorded other intangible assets of $7.6 million at December 31, 2009. During 2011, the Company wrote down the value of intangibles by $0.9 million due to the discontinuance of the sale of certain products resulting from a strategic decision to focus on core products and curtail substantially all on-going product development activities.

Intangible assets consist of the following (in thousands):

	December 31, 2011				December 31, 2010
	Gross	Write	Accumulated	Net	Gross	Accumulated	Net
	Amount	Down	Amortization	Balance	Amount	Amortization	Balance
Developed technology	$5,300	$(909)	$(2,428)	$1,963	$5,300	$(1,062)	$4,238
Customer relationships	2,100	—	(1,078)	1,022	2,100	(242)	1,858
Trade name	200	—	(200)	—	200	(200)	—

Total	$7,600	$(909)	$(3,706)	$2,985	$7,600	$(1,504)	$6,096

Developed technology, customer relationships, and trade name are amortized over the life of the related asset with weighted average lives of 10 years, 8 years, and 2 years, respectively.  Estimated annual amortization of intangible assets is approximately $1.2 million for 2012, $0.7 million for 2013, $0.5 million for 2014, $0.3 million for 2015 and $0.3 million thereafter, excluding the effects of any acquisitions or dispositions subsequent to December 31, 2011.

 8. COMMITMENTS

Contractual Obligations

The Company is obligated to make payments under purchase commitments.  Payments for the commitments are summarized below (in thousands):

Years Ending December 31,
2012	$84,649
2013	31,912
2014	1,416
2015	—
2016	—
Thereafter	—
Total purchase commitments	$117,977

The Company has purchase commitments with Thales, Arianespace, Ericsson, Hughes and other vendors related to the procurement and deployment of the second-generation constellation.

On March 21, 2011, the Company entered into an agreement with Hughes which extended to July 31, 2011 the deadline for the Company to make certain scheduled payments previously due prior to July 31, 2011.  The deferred payments incurred interest at the rate of 10% per annum.  Neither the Company nor Hughes terminated the contract by July 31, 2011.  In September 2011, the Company paid $5.0 million of these deferred payments and in October 2011, entered into an amended agreement with Hughes to extend to December 31, 2011 the deadline for the Company to make the remaining required payments.  On December 30, 2011, The Company and Hughes entered into an amended agreement to extend to March 30, 2012 the deadline for the Company to make the remaining required payments, provided the Company makes two payments of $1.0 million each in January 2012. The Company made these payments. The deferred payments continue to incur interest at the rate of 10% per annum. As of December 31, 2011, the Company had recorded $22.9 million in accounts payable related to these required payments and had incurred and capitalized $73.0 million of costs related to this contract. The costs are recorded as an asset in property and equipment.  If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $20.0 million in either cash or Globalstar common stock at Globalstar’s election.  If Globalstar elects to make payment in common stock, Hughes will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Hughes.

On March 7, 2011, the Company entered into an agreement with Ericsson which extended to February 23, 2012 (or earlier if the Company obtains additional financing) the deadline for the Company to make scheduled milestone payments which were previously due during 2011. The deferred payments will incur interest at the rate of 6.5% per annum. On December 20, 2011, the Company entered into an agreement with Ericsson which extended the payment milestones under the contract. In March 2012, The Company entered into another agreement with Ericsson which deferred approximately $5.0 million in milestone payments due under the contract to June 28, 2012. The remaining milestones previously due under the contract in 2012 were deferred to 2013 and beyond. The deferred payments will incur interest at a rate of 6.5% per annum.

In April 2011, the Company and a potential vendor entered into a contingent agreement for services related to the second-generation satellite constellation.  This agreement was amended in February 2012 to become effective if and when the Company obtains certain financing commitments prior to May 31, 2012. If the effective date does not occur on or before May 31, 2012, this agreement will terminate and all deposits will be refunded to the Company.  If on or before May 31, 2012, the Company obtains a commitment to finance alternative or competing services other than those to be provided by the potential vendor, the vendor will retain the $6.0 million deposits made by the Company.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order price as advances for inventory. As of December 31, 2011 and 2010, total advances to Qualcomm for inventory were $9.2 million. As of December 31, 2011 and 2010, the Company had outstanding commitment balances of $8.8 million for inventory held by Qualcomm. The Company and Qualcomm are interested in terminating the purchase orders and are negotiating to do so. The Company expects to negotiate the termination of this contract in 2012 and has not included these obligations in the table above.

Future Minimum Lease Obligations

The Company has noncancelable operating leases for facilities and equipment throughout the United States and around the world, including Louisiana, California, Florida, Texas, Canada, Ireland, France, Brazil, Panama, and Singapore. The leases expire on various dates through 2021. The following table presents the future minimum lease payments (in thousands) as of December 31, 2011, excluding possible lease payment reimbursement from the State of Louisiana pursuant to the Cooperative Endeavor Agreement the Company entered into with the Louisiana Department of Economic Development (See Note 17: Headquarters Relocation):

2012	$1,657
2013	1,345
2014	761
2015	704
2016	655
Thereafter	1,686
Total minimum lease payments	$6,808

Rent expense for 2011, 2010 and 2009 was approximately $2.2 million, $2.1 million, and $1.8 million, respectively.

9. CONTINGENCIES

 Arbitration

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

Thales claims that the Company is not entitled to the fixed pricing for Phase 3 satellites provided under the Amended and Restated Contract and that the price of any Phase 3 satellites ordered by the Company is subject to equitable adjustment.   Thales also claims that the Company has terminated all further rights under the Contract to order additional satellites. Thales delivered to the Company an invoice for termination costs under the contract of €51.5 million.   The Company claims that it has previously paid Thales €12.0 million for the procurement of certain Long Lead Items for six of these satellites and prepaid €53.0 million for these satellites, which Thales disputes claiming that the €53.0 prepaid was for the construction of the first 25 second-generation satellites and not Phase 3 satellites.  The Company disputes that it has terminated any portion of the contract for convenience and under the unambiguous language of the contract, even if it had terminated any portion of the contract for convenience, management believes the Company would not owe any termination charges as no work has been performed under Phase 3 of the contract.  As such, the Company has not recorded any reserve for Thales’ claims.  Additionally, the Company has claimed that even if the Company has terminated all rights to order Phase 3 satellites, Globalstar nevertheless may exercise its option under Article 29(B) of the contract to order additional spacecraft at the contractually fixed pricing and delivery schedule provided therein. Finally, the Company has claimed up to €395 million would be due to the Company from Thales if the arbitration panel finds that a termination for convenience has occurred.

The Company has requested and received formal assurance from Thales that the arbitration process will not affect any work being performed pursuant to the Contract regarding manufacture and delivery of the remaining Phase 2 second-generation satellites.

An evidentiary arbitration hearing was held during the last full week of January 2012. The parties will file post-hearing briefs in March before the arbitration panel renders a decision. The outcome of the arbitration is unknown and therefore no adjustments have been made to the financial statements with respect to the arbitration.

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In management's opinion, none of the pending litigation, disputes or claims are expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

10. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Accrued interest	$2,774	$8,776
Accrued compensation and benefits	3,567	5,584
Accrued property and other taxes	5,369	5,394
Accrued customer liabilities and deposits	3,176	3,060
Accrued professional and other service provider fees	1,826	1,848
Accrued liability for contingent consideration	2,020	2,708
Accrued commissions	513	441
Accrued telecommunications expenses	1,580	1,047
Accrued satellite construction and launch costs	5,776	16,460
Other accrued expenses	2,205	2,682
	$28,806	$48,000

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$56	$150	$101
Provision	361	109	96
Utilization	(238)	(203)	(47)
Balance at end of period	$179	$56	$150

Non-current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Long-term accrued interest	$242	$162
Asset retirement obligation	926	848
Deferred rent	717	807
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	2,445	1,131
Long-term portion of liability for contingent consideration	2,944	3,544
Uncertain income tax positions	5,408	5,880
Foreign tax contingencies	4,762	10,760
	$17,444	$23,132

11. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.4 million and $0.7 million at December 31, 2011 and 2010, respectively.

Total purchases from Thermo and other affiliates were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Purchases of services, equipment, and other transactions	$827	$2,241	$3,991

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2011	2010	2009
General and administrative expenses	$208	$371	$146
Non-cash expenses	319	168	337
Total	$527	$539	$483

General and administrative expenses are related to expenses incurred by Thermo on the Company’s behalf which are charged to the Company.  Non-cash expenses are related to services provided by two executive officers of Thermo (who are also directors of the Company) who receive no cash compensation from the Company which are accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time.

Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes, provided a $2.3 million short-term loan to the Company (which was subsequently converted into nonvoting common stock), and loaned $37.5 million to the Company to fund the debt service reserve account.

Transactions with Other Affiliates

During 2010, the Company purchased services and equipment on an arm’s length basis from a company whose non-executive chairman served as a member of the Company’s board of directors. Effective October 1, 2010, the individual was no longer a member of the Company’s board of directors.

 12. PENSIONS AND OTHER EMPLOYEE BENEFITS

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

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets, and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2011	2010
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$15,275	$14,434
Service cost	51	78
Interest cost	776	789
Actuarial loss	2,559	762
Benefits paid	(849)	(788)
Projected benefit obligation, end of year	$17,812	$15,275
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$10,548	$9,935
Return on plan assets	(131)	1,116
Employer contributions	837	285
Benefits paid	(849)	(788)
Fair value of plan assets, end of year	$10,405	$10,548
Funded status, end of year- net liability	$(7,407)	$(4,727)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net periodic benefit cost:
Service cost	$51	$78	$50
Interest cost	776	789	755
Expected return on plan assets	(791)	(723)	(634)
Amortization of unrecognized net actuarial loss	291	285	296
Total net periodic benefit cost	$327	$429	$467

Amounts recognized in balance sheet were as follows (in thousands):

	December 31,
	2011	2010
Amounts recognized:
Funded status recognized in other non-current liabilities	$(7,407)	$(4,727)
Net actuarial loss recognized in accumulated other comprehensive loss	8,047	4,857
Net amount recognized in retained deficit	$640	$130

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Benefit obligation assumptions:
Discount rate	4.00%	5.25%	5.60%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	5.25%	5.60%	5.75%
Expected rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A

 The assumptions, investment policies and strategies for the Globalstar Plan are determined by the Globalstar Plan Committee. The Globalstar Plan Committee is responsible for ensuring the investments of the plans are managed in a prudent and effective manner. Amounts related to the pension plan are derived from actuarial and other assumptions, including discount rates, mortality, expected rate of return, compensation increases, participant data and termination. The Company reviews assumptions on an annual basis and make adjustments as considered necessary. The actuarial loss recognized during 2011 was primarily due to the change in discount rate from 5.25% to 4.00%.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plan and the fact that the plan assets are actively managed to mitigate risk.

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

	December 31,
	2011	2010
Equity securities	57%	58%
Debt securities	31	29
Other investments	12	13
Total	100%	100%

The fair values of the Company’s pension plan assets as of December 31, 2011 and 2010 by asset category were as follows (in thousands):

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities (a)	$4,816	$—	$4,816	$—
International equity securities (a)	1,106	—	1,106	—
Fixed income securities (a)	3,277	—	3,277	—
Other (b)	1,206	—	—	1,206
Total	$10,405	$—	$9,199	$1,206

	December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities (a)	$4,946	$—	$4,946	$—
International equity securities (a)	1,189	—	1,189	—
Fixed income securities (a)	3,005	—	3,005	—
Other (b)	1,408	—	—	1,408
Total	$10,548	$—	$9,140	$1,408

(a)	Equity and income securities were previously classified as Level 1 have been reclassified at December 31, 2011 to Level 2.
(b)	Other pension assets were previously classified as Level 2 have been reclassified at December 31, 2011 to Level 3. These assets are valued at net asset value held at year end.

 Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan recognized in accumulated other comprehensive loss was $8.0 million and $4.9 million at December 31, 2011 and 2010, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2012	$868
2013	898
2014	913
2015	903
2016	902
2017 – 2022	4,697

For 2011 and 2010, the Company contributed $0.8 million and $0.3 million, respectively, to the Globalstar Plan.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.3 million, $0.5 million, and $0.4 million for 2011, 2010, and 2009, respectively. Due to an effort to reduce operating costs, the Company no longer matched employee contributions beginning in the fourth quarter of 2011.

13. TAXES

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal tax (benefit)	$—	$—	$—
State tax	19	73	85
Foreign tax	(128)	323	(101)
Total	(109)	396	(16)
Deferred:
Federal and state tax (benefit)	—	—	—
Foreign tax (benefit)	—	—	—
Total	—	—	—
Income tax expense (benefit)	$(109)	$396	$(16)

 U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. income (loss)	$(46,387)	$(90,865)	$(69,490)
Foreign income (loss)	(8,646)	(6,206)	(5,449)
Total income (loss) before income taxes	$(55,033)	$(97,071)	$(74,939)

As of December 31, 2011, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $549.1 million and $202.9 million, respectively. As of December 31, 2010, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $393.7 million and $65.3 million, respectively. The increase in foreign operating losses from 2010 to 2011 relates primarily to the recognition of pre-acquisition losses of the Company’s Brazilian subsidiary not previous recognized in the accounts. The net operating loss carry-forwards expire on various dates beginning in 2012 and ending in 2031. An amount of the net operating loss carryforwards do not expire which are some of the foreign carryforwards.

The Company has not provided for United States income taxes and foreign withholding taxes on approximately $7.7 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2011	2010
Federal and foreign net operating loss and credit carry-forwards	$268,962	$173,338
Property and equipment and other long term	27,131	34
Accruals and reserves	7,519	9,229
Deferred tax assets before valuation allowance	303,612	182,601
Valuation allowance	(303,612)	(182,601)
Net deferred income tax assets	$—	$—

The change in the valuation allowance during 2011 and 2010 was $121.0 million and $34.2 million, respectively.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision at U.S. statutory rate of 35%	$(19,262)	$(33,975)	$(26,227)
State income taxes, net of federal benefit	(2,764)	(5,378)	(4,086)
Change in valuation allowance	121,010	34,205	25,776
Effect of foreign income tax at various rates	929	691	594
Permanent differences	909	(231)	579
Change in unrecognized tax benefit	(72,040)	602	562
Recognition of pre-acquisition losses in Brazil	(32,702)	—	—
Other (including amounts related to prior year tax matters)	3,811	4,482	2,786
Total	$(109)	$396	$(16)

 Tax Audits

The Company operates in various U.S. and foreign tax jurisdictions. The process of determining its anticipated tax liabilities involves many calculations and estimates which are inherently complex. The Company believes that it has complied in all material respects with its obligations to pay taxes in these jurisdictions. However, its position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully its current tax positions, or if there were changes in the manner in which the Company conduct its activities, the Company could become subject to material unanticipated tax liabilities. It may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.

A tax authority has previously notified the Company that the Company (formerly known as Globalstar LLC), one of its subsidiaries, and its predecessor, Globalstar L.P., were under audit for the taxable periods ending December 31, 2005, December 31, 2004, and June 29, 2004, respectively. During the taxable years at issue, the Company, its predecessor, and its subsidiary were treated as partnerships for U.S. income tax purposes. In December 2009, the Internal Revenue Service ("IRS") issued Notices of Final Partnership Administrative Adjustments related to each of the taxable years at issue. The Company disagreed with the proposed adjustments, and pursued the matter through applicable IRS and judicial procedures as appropriate.

In February 2012, a Closing Agreement was reached with respect to this matter. The position reached in the Closing Agreement had no impact on the cost basis of the assets of the Company or the Company’s net operating loss position. In addition, there is no impact for the Company on deductions in future years. In previous years, the potential outcome of this audit was considered and the gross deferred tax asset before valuation allowance adjusted to a tax position that was thought to be more likely than not to be sustained. The impact of this Closing Agreement has been considered in the Company’s analysis at December 31, 2011 and the adjustment to the tax position in previous years was reversed.

During 2010, the Company received notification from the IRS that the Company's 2007, 2008 and 2009 returns were selected for examination.  Agreement was reached with the IRS in December 2010 resulting in a Section 482 adjustment for transfer pricing in 2007 and a decrease of $11.4 million in the Company's net operating loss carry forward. This decrease was reflected in the deferred income tax asset booked at December 31, 2010.  The 2008 and 2009 reviews were finalized in March 2011 resulting in a decrease of $0.5 million in the Company’s net operating loss carry forward.

 In June 2011, an agreement was reached with the IRS for an adjustment for interest income and expense on the Section 482 transfer pricing adjustments discussed above. The agreement resulted in a reduction in the Company’s net operating loss carried forward of $1.7 million for 2007, 2008 and 2009. This decrease was reflected as a reduction of the deferred tax asset (which, as noted above, is fully reserved).

In January 2012, the Company’s Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2008 and 2009 had been selected for audit. The Company’s Canadian subsidiary is in the process of collecting the information required by the Canada Revenue Agency.

Except for the audits noted above, neither the Company nor any of its subsidiaries are currently under audit by the IRS or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2008 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

 Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of December 31, 2011 and 2010, the Company had recorded a tax liability of $2.2 million and $9.9 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2003 and subsequent years in most of the Company's international tax jurisdictions.

A rollforward of the Company's unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2011	$79,809
Gross increases based on tax positions related to current year	460
Gross decreases based on tax positions related to prior years	(419)
Reductions to unrecognized tax benefits related to prior year audit settlements	(72,500)
Gross unrecognized tax benefits at December 31, 2011	$7,350

Gross unrecognized tax benefits at January 1, 2010	$78,780
Gross increases based on tax positions related to current year	572
Gross increases based on tax positions related to prior years	457
Gross unrecognized tax benefits at December 31, 2010	$79,809

The total unrecognized tax benefit of $7.4 million at December 31, 2011 includes $3.0 million which, if recognized, could potentially reduce the effective income tax rate in future periods.

In connection with the FIN 48 adjustment, at December 31, 2011 and 2010, the Company recorded interest and penalties of $1.0 million and $1.1 million, respectively.

It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2011 will not materially change in the next 12 months; any changes are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company.

14. GEOGRAPHIC INFORMATION

The Company attributes equipment revenue to various countries based on the location equipment is sold.  Service revenue is attributed to the various countries based on where the service is provided.  Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset at a given fiscal year-end, except for the Company’s satellites which are included in the long-lived assets of the United States.  The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues:
Service:
United States	$36,701	$31,684	$29,994
Canada	10,684	11,760	12,774
Europe	4,493	3,119	2,338
Central and South America	3,183	3,979	4,778
Others	336	395	344
Total service revenue	55,397	50,937	50,228
Subscriber equipment:
United States	11,103	12,038	5,395
Canada	3,524	2,599	2,815
Europe	1,456	1,045	800
Central and South America	1,046	1,292	1,584
Others	301	30	3,457
Total subscriber equipment revenue	17,430	17,004	14,051
Total revenue	$72,827	$67,941	$64,279

	December 31,
	2011	2010
Long-lived assets:
United States	$1,211,795	$1,142,618
Canada	324	437
Europe	155	142
Central and South America	3,638	5,125
Others	1,806	2,148
Total long-lived assets	$1,217,718	$1,150,470

15. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”) and to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans.  In January 2011, 5,813,653 shares of the Company’s common stock were added to the shares available for issuance under the Equity Plan. As of December 31, 2011 and 2010, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 15,282,933 and 9,919,665, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. The options generally vest in equal installments over four years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option. The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2011	2010	2009

Risk-free interest rate	<1 – 2%	<1%	<1%
Expected term of options (years)	1 - 6	4 - 6	2-10
Volatility	80 - 103%	80%	60-120%
Weighted average grant-date fair value	$0.44	$1.03	$0.57

The following table summarizes non-vested stock option activity for the years ended December 31, 2011:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2011	6,579,930	$0.98
Granted	4,500,500	0.68
Exercised	(25,000)	1.28
Forfeited	(1,057,000)	1.33
Outstanding at December 31, 2011	9,998,430	0.81

Exercisable at December 31, 2011	2,471,449	$0.99

The following table presents compensation expense related to stock options that was included in cost of services and marketing, general and administrative expenses for the years indicated below (in millions):

	Year Ended December 31,
	2011	2010	2009
Cost of services (includes research and development)	$—	$—	$—
Marketing, general and administrative	1.3	0.7	2.9
Total compensation expense	1.3	0.7	2.9
Income tax benefit	(0.5)	(0.1)	(0.3)
Total compensation expense, net of tax	$0.8	$0.6	$2.6

As of December 31, 2011, there was approximately $1.3 million of unrecognized compensation expense related to non-vested stock options outstanding to be recognized over a weighted-average period of 2.21 years. The Company expects to recognize approximately $0.5 million, $0.5 million and $0.3 million of compensation expense during the years 2012, 2013 and 2014, respectively, for these non-vested stock options outstanding.

The aggregate intrinsic value of outstanding stock options as of December 31, 2011 was $0.4 million.  This represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2011 and the option price, multiplied by the number of “in-the-money” options) that would have been received by the option holders if all in the money options had been exercised on December 31, 2011.

The total fair value of stock options vested during the year ended December 31, 2011 was $0.8 million.

The Company adjusts its estimates of expected equity awards forfeitures based upon its review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate is recognized in the period in which the forfeiture estimate is changed.

In October 2011, the Company granted to eligible participants nonstatutory stock options for 2,710,000 shares or common stock and 273,000 restricted shares that vest and become exercisable on the earlier of (i) the first trading day after the Company’s common stock shall have traded on the NASDAQ Stock Market for more than ten consecutive trading days at or above a per-share closing price of $2.50 or (ii) the day that a binding written agreement is signed for the sale of the Company, as determined by the Company’s board of directors in its discretion reasonably exercised.

Restricted Stock

Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. Compensation expense associated with restricted stock is measured based on the grant date fair value of the common stock and is recognized on a straight line basis over the vesting period. The table below summarizes the weighted average grant-date fair value of restricted stock for the indicated periods:

	Year Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value	$0.82	$1.36	$0.90

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2011:

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2011	1,211,334	$4.57
Granted	1,132,694	0.82
Vested	(1,537,572)	1.26
Forfeited	(196,682)	1.33
Nonvested at December 31, 2011	609,774	$4.05

The following table represents the compensation expense related to restricted stock that was included in cost of services and marketing, general and administrative expenses for the years indicated below (in millions):

	Year Ended December 31,
	2011	2010	2009
Cost of services (includes research and development)	$0.1	$(0.2)	$2.2
Marketing, general and administrative	0.3	0.4	4.8
Total compensation expense	0.4	0.2	7.0
Income tax benefit	(0.2)	—	(0.7)
Total compensation expense, net of tax	$0.2	$0.2	$6.3

As of December 31, 2011, there was approximately $0.2 million of unrecognized compensation expense related to non-vested restricted stock outstanding to be recognized over a weighted-average period of 1.34 years.  The Company expects to recognize approximately $0.1 million of compensation expense during each of the years 2012, 2013 and 2014, respectively, for outstanding nonvested restricted stock. The weighted-average remaining vesting term of the non-vested restricted stock was 1.34 and 0.66 years for the years ended December 31, 2011 and 2010, respectively.

Effective August 10, 2007, the board of directors, upon recommendation of the Compensation Committee, approved the concurrent termination of the Company’s Executive Incentive Compensation Plan and awards of restricted stock or restricted stock units under the Company’s 2006 Equity Incentive Plan to five executive officers (the “Participants”). Each award agreement provides that the recipient will receive awards of restricted common stock (or, for the non-U.S. Participant, restricted stock units, which upon vesting, each entitle him to one share of Globalstar common stock). Total benefits per Participant (valued at the grant date) were approximately $6.0 million, which was an increase of approximately $1.5 million in potential compensation compared to the maximum potential benefits under the Executive Incentive Compensation Plan. However, the new award agreements extended the vesting period by up to two years through 2011 and provide for payment in shares of common stock instead of cash, thereby enabling the Company to conserve its cash for capital expenditures for the procurement and launch of its second-generation satellite constellation and related ground station upgrades. These amounts are included in the above tables.

Employee Stock Purchase Plan

In June 2011, the Company adopted an Employee Stock Purchase Plan (the “Plan”) which provides eligible employees of the Company and its subsidiaries with an opportunity to acquire shares of its common stock at a discount. The maximum aggregate number of shares of common stock that may be purchased through the Plan is 7,000,000 shares. The number of shares that may be purchased through the Plan will be subject to proportionate adjustments to reflect stock splits, stock dividends, or other changes in the Company’s capital stock.

The Plan permits eligible employees to purchase shares of common stock during two semi-annual offering periods beginning on June 15 and December 15, unless adjusted by the Board or one of its designated committees (the “Offering Periods”). Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase no more than the lesser of $25,000 of the fair market value of common stock or 500,000 shares of common stock in any calendar year, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first or last day of the Offering Period.

For the year ended December 31, 2011, the Company received $0.2 million related to shares issued under this plan. For the year ended December 31, 2011, the Company recorded compensation expense of approximately $0.2 million, which is reflected in marketing, general and administrative expenses. Additionally, the Company issued approximately 427,833 shares for the year ended December 31, 2011, related to this stock purchase plan.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2011	2010
Accumulated minimum pension liability adjustment	$(8,047)	$(4,857)
Accumulated net foreign currency translation adjustment	4,947	4,589
Total accumulated other comprehensive loss	$(3,100)	$(268)

17. HEADQUARTERS RELOCATION

On July 13, 2010 the Company announced the relocation of its corporate headquarters to Covington, Louisiana. In addition, the Company relocated its product development center, international customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications. The Company completed the relocation in 2011.

In connection with its relocation, the Company entered into a Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (“LED”) whereby the Company would be reimbursed for certain qualified relocation costs and lease expenses. In accordance with the terms of the agreement, these reimbursement costs, not to exceed $8.1 million, will be reimbursed to the Company as incurred provided the Company maintains required annual payroll levels in Louisiana through 2019.

Since announcing its relocation, the Company has incurred qualifying relocation expenses. Under the terms of the agreement, the Company was reimbursed $0.9 million and $3.0 million in 2011 and 2010, respectively, by LED. The Company accounted for these reimbursements as reductions to the relocation expenses incurred. The Company also incurred $1.3 million during 2010 and 2011 for facility improvements and replacement equipment in connection with the relocation. These costs were also reimbursed by LED. Reimbursements related to facility improvements and replacement equipment were recorded as deferred costs and is offset by depreciation expense as the related assets are used in service. LED will also reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement.

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a recently implemented plan to improve its cost structure by reducing headcount, in 2011 the Company projected that it would not meet the required payroll levels set forth in the agreement and recorded a liability of $1.6 million at December 31, 2011 for the estimated impact of the payroll shortfall primarily in the years 2015 through 2019. This liability is included in non-current liabilities in the Company’s consolidated balance sheet.

18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s issuance of the 5.0% Notes and 5.0% warrants, certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under these Notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include disclosures included in annual financial statements.  The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.

Globalstar, Inc.

Supplemental Consolidating Balance Sheet

As of December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,343	$587	$2,021	$—	$9,951
Restricted cash	—	—	—	—	—
Accounts receivable	3,363	4,322	4,708	—	12,393
Intercompany receivables	538,876	351,510	13,923	(904,309)	—
Inventory	1	4,564	37,283	—	41,848
Prepaid expenses and other current assets	2,846	303	2,132	—	5,281
Total current assets	552,429	361,286	60,067	(904,309)	69,473

Property and equipment, net	1,070,543	60,872	87,624	(1,321)	1,217,718
Restricted cash	46,776	—	—	—	46,776
Intercompany notes receivable	40,456	—	1,800	(42,256)	—
Investment in subsidiaries	(106,377)	(18,629)	—	125,006	—
Deferred financing costs	53,409	—	73	—	53,482
Advances for inventory	9,158	—	—	—	9,158
Intangible and other assets, net	12,773	2,988	8,052	(15)	23,798
Total assets	$1,679,167	$406,517	$157,616	$(822,895)	$1,420,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,346	$1,953	$26,509	$—	$47,808
Accrued expenses	11,558	8,459	8,789	—	28,806
Intercompany payables	333,201	427,852	142,966	(904,019)	—
Payables to affiliates	378	—	—	—	378
Deferred revenue	1,043	12,740	805	—	14,588
Total current liabilities	365,526	451,004	179,069	(904,019)	91,580

Long-term debt	723,888	—	—	—	723,888
Employee benefit obligations	7,407	—	—	—	7,407
Intercompany notes payable	—	—	41,356	(41,356)	—
Derivative liabilities	38,996	—	—	—	38,996
Deferred revenue	6,695	600	—	—	7,295
Other non-current liabilities	2,860	3,837	10,747	—	17,444
Total non-current liabilities	779,846	4,437	52,103	(41,356)	795,030
Stockholders’ equity	533,795	(48,924)	(73,556)	122,480	533,795
Total liabilities and stockholders’ equity	$1,679,167	$406,517	$157,616	$(822,895)	$1,420,405

Globalstar, Inc.

Supplemental Consolidating Balance Sheet

As of December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,288	$(766)	$1,495	$—	$33,017
Restricted cash	2,064	—	—	—	2,064
Accounts receivable	4,351	5,105	4,215	—	13,671
Intercompany receivables	424,903	313,857	10,527	(749,287)	—
Inventory	33	8,105	47,497	—	55,635
Prepaid expenses and other current assets	2,011	497	2,553	—	5,061
Total current assets	465,650	326,798	66,287	(749,287)	109,448

Property and equipment, net	1,056,380	86,276	10,856	(3,042)	1,150,470
Restricted cash	34,276	—	—	—	34,276
Intercompany notes receivable	45,166	—	—	(45,166)	—
Investment in subsidiaries	(58,529)	(18,743)	—	77,272	—
Deferred financing costs	59,797	—	73	—	59,870
Advances for inventory	9,387	44	—	—	9,431
Intangible and other assets, net	2,915	6,100	14,298	—	23,313
Total assets	$1,615,042	$400,475	$91,514	$(720,223)	$1,386,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,787	$3,020	$3,627	$—	$26,434
Accrued expenses	29,865	9,682	8,453	—	48,000
Intercompany payables	287,462	391,597	70,228	(749,287)	—
Payables to affiliates	709	1	—	—	710
Deferred revenue	3,413	11,615	1,074	—	16,102
Total current liabilities	341,236	415,915	83,382	(749,287)	91,246

Long-term debt	664,543	—	—	—	664,543
Employee benefit obligations	4,727	—	—	—	4,727
Intercompany notes payable	—	—	45,166	(45,166)	—
Derivative liabilities	60,819	—	—	—	60,819
Deferred revenue	6,923	—	—	—	6,923
Other non-current liabilities	1,376	4,594	17,162	—	23,132
Total non-current liabilities	738,388	4,594	62,328	(45,166)	760,144
Stockholders’ equity	535,418	(20,034)	(54,196)	74,230	535,418
Total liabilities and stockholders’ equity	$1,615,042	$400,475	$91,514	$(720,223)	$1,386,808

Globalstar, Inc.

 Supplemental Consolidating Statement of Operations

 Year Ended December 31, 2011

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$30,904	$28,850	$16,102	$(20,459)	$55,397
Subscriber equipment sales	790	13,115	7,619	(4,094)	17,430
Total revenue	31,694	41,965	23,721	(24,553)	72,827
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	13,025	7,293	12,707	(3,779)	29,246
Cost of subscriber equipment sales	723	9,913	5,636	(4,345)	11,927
Cost of subscriber equipment sales - reduction in the value of inventory	—	1,254	7,572	—	8,826
Reduction in the value of long-lived assets	1,074	2,453	51	—	3,578
Marketing, general and administrative	9,285	23,107	10,044	—	42,436
Depreciation, amortization, and accretion	24,298	28,006	14,589	(16,844)	50,049
Total operating expenses	48,405	72,026	50,599	(24,968)	146,062
Loss from operations	(16,711)	(30,061)	(26,878)	415	(73,235)
Other income (expense):
Interest income	1,135	—	6	(1,126)	15
Interest expense, net of amounts capitalized	(3,848)	(5)	(2,105)	1,134	(4,824)
Derivative gain (loss)	23,839	—	—	—	23,839
Equity in subsidiary earnings	(59,466)	9,392	—	50,074	—
Other	145	(76)	(783)	(114)	(828)
Total other income (expense)	(38,195)	9,311	(2,882)	49,968	18,202
Loss before income taxes	(54,906)	(20,750)	(29,760)	50,383	(55,033)
Income tax expense	18	1	(128)	—	(109)
Net (loss) gain	$(54,924)	$(20,751)	$(29,632)	$50,383	$(54,924)

Globalstar, Inc.

 Supplemental Consolidating Statement of Operations

 Year Ended December 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$10,603	$35,691	$16,579	$(11,936)	$50,937
Subscriber equipment sales	281	14,738	6,781	(4,796)	17,004
Total revenue	10,884	50,429	23,360	(16,732)	67,941
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	10,678	12,468	19,799	(11,773)	31,172
Cost of subscriber equipment sales	131	12,509	5,348	(4,806)	13,182
Cost of subscriber equipment sales - reduction in the value of inventory	59	761	10,042	—	10,862
Reduction in the value of long-lived assets	546	2,703	—	—	3,249
Marketing, general and administrative	6,620	24,546	10,770	(109)	41,827
Depreciation, amortization, and accretion	1,658	23,055	3,193	(488)	27,418
Total operating expenses	19,692	76,042	49,152	(17,176)	127,710
Loss from operations	(8,808)	(25,613)	(25,792)	444	(59,769)
Other income (expense):
Interest income	1,315	—	31	(922)	424
Interest expense, net of amounts capitalized	(4,344)	(1)	(1,592)	916	(5,021)
Derivative gain (loss)	(29,975)	—	—	—	(29,975)
Equity in subsidiary earnings	(51,651)	(8,494)	—	60,145	—
Other	(3,952)	340	1,332	(450)	(2,730)
Total other income (expense)	(88,607)	(8,155)	(229)	59,689	(37,302)
Loss before income taxes	(97,415)	(33,768)	(26,021)	60,133	(97,071)
Income tax expense	52	50	294	—	396
Net (loss) gain	$(97,467)	$(33,818)	$(26,315)	$60,133	$(97,467)

Globalstar, Inc.

 Supplemental Consolidating Statement of Operations

 Year Ended December 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$9,921	$34,004	$20,207	$(13,904)	$50,228
Subscriber equipment sales	3,625	7,153	6,135	(2,862)	14,051
Total revenue	13,546	41,157	26,342	(16,766)	64,279
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	18,118	5,757	22,516	(10,187)	36,204
Cost of subscriber equipment sales	601	6,659	7,526	(4,905)	9,881
Cost of subscriber equipment sales - reduction in the value of inventory	—	335	578	—	913
Reduction in the value of long-lived assets	—	—	—	—	—
Marketing, general and administrative	10,311	23,711	15,238	(50)	49,210
Depreciation, amortization, and accretion	1,120	18,057	3,149	(464)	21,862
Total operating expenses	30,150	54,519	49,007	(15,606)	118,070
Loss from operations	(16,604)	(13,362)	(22,665)	(1,160)	(53,791)
Other income (expense):
Interest income	1,653	—	135	(1,286)	502
Interest expense, net of amounts capitalized	(6,115)	(1)	(1,903)	1,289	(6,730)
Derivative gain (loss)	(15,585)	—	—	—	(15,585)
Equity in subsidiary earnings	(35,048)	(9,149)	—	44,197	—
Other	(3,115)	(93)	3,795	78	665
Total other income (expense)	(58,210)	(9,243)	2,027	44,278	(21,148)
Loss before income taxes	(74,814)	(22,605)	(20,638)	43,118	(74,939)
Income tax expense	109	15	(140)	—	(16)
Net (loss) gain	$(74,923)	$(22,620)	$(20,498)	$43,118	$(74,923)

Globalstar, Inc.

Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2011

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(10,758)	$3,819	$1,445	$(9)	$(5,503)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(85,589)	—	—	—	(85,589)
Property and equipment additions	—	(2,466)	(137)	9	(2,594)
Investment in businesses	(800)	—	—	—	(800)
Restricted cash	(10,436)	—	—	—	(10,436)

Net cash from investing activities	(96,825)	(2,466)	(137)	9	(99,419)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	525	—	—	—	525
Borrowings from Facility Agreement	18,659	—	—	—	18,659
Proceeds from the issuance of 5.0% convertible notes	38,000	—	—	—	38,000
Proceeds from the contribution to the debt service reserve account	12,500	—	—	—	12,500
Proceeds from contingent equity agreement	14,200				14,200
Payment of deferred financing costs	(1,246)	—	—	—	(1,246)
Net cash provided by financing activities	82,638	—	—	—	82,638
Effect of exchange rate changes on cash and cash equivalents	—	—	(782)	—	(782)
Net increase (decrease) in cash and cash equivalents	(24,945)	1,353	526	—	(23,066)
Cash and cash equivalents at beginning of period	32,288	(766)	1,495	—	33,017
Cash and cash equivalents at end of period	$7,343	$587	$2,021	$—	$9,951

Globalstar, Inc.

Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(28,895)	$4,445	$522	$590	$(23,338)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(201,108)	—	—	(16)	(201,124)
Property and equipment additions	(1,307)	(5,696)	(283)	—	(7,286)
Investment in businesses	(1,110)	—	—	—	(1,110)
Restricted cash	4,129	—	—	—	4,129

Net cash from investing activities	(199,396)	(5,696)	(283)	(16)	(205,391)

Cash flows from financing activities:
Borrowings from Facility Agreement	188,417	—	—	—	188,417
Payment of deferred financing costs	(70)	—	—	—	(70)
Proceeds from exercise of warrants	6,249	—	—	—	6,249
Issuance of common stock	74	—	—	—	74
Net cash provided by financing activities	194,670	—	—	—	194,670
Effect of exchange rate changes on cash and cash equivalents	—	—	(231)	(574)	(805)
Net increase (decrease) in cash and cash equivalents	(33,621)	(1,251)	8	—	(34,864)
Cash and cash equivalents at beginning of period	65,909	485	1,487	—	67,881
Cash and cash equivalents at end of period	$32,288	$(766)	$1,495	$—	$33,017

Globalstar, Inc.

Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(23,583)	$3,333	$1,827	$—	$(18,423)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(321,827)	—	—	—	(321,827)
Property and equipment additions	(143)	(1,760)	(368)	—	(2,271)
Investment in businesses	(323)	(1,500)	—	—	(1,823)
Restricted cash	14,229	—	—	—	14,229

Net cash from investing activities	(308,064)	(3,260)	(368)	—	(311,692)

Cash flows from financing activities:
Proceeds from revolving credit loan, net	7,750	—	—	—	7,750
Proceeds from issuance of 8.00% Notes	55,000	—	—	—	55,000
Borrowings from Facility Agreement	371,219	—	—	—	371,219
Borrowings from Subordinated Loan	25,000	—	—	—	25,000
Borrowings under short-term loan	2,259	—	—	—	2,259
Payment of deferred financing costs	(63,047)	—	—	—	(63,047)
Payment for interest rate swap	(12,425)	—	—	—	(12,425)
Issuance of common stock	1,000	—	—	—	1,000
Net cash provided by financing activities	386,756	—	—	—	386,756
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,117)	—	(1,117)
Net increase (decrease) in cash and cash equivalents	55,109	73	342	—	55,524
Cash and cash equivalents at beginning of period	10,800	412	1,145	—	12,357
Cash and cash equivalents at end of period	$65,909	$485	$1,487	$—	$67,881

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share data):

	Quarter Ended
2011	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$18,254	$18,999	$18,187	$17,387
Net loss	$(6,466)	$(14,068)	$(681)	$(33,709)
Basic loss per common share	$(0.02)	$(0.05)	$(0.00)	$(0.11)
Diluted loss per common share	$(0.02)	$(0.05)	$(0.00)	$(0.11)
Shares used in basic per share calculations	293,053	294,963	295,513	312,867
Shares used in diluted per share calculations	293,053	294,963	295,513	312,867

	Quarter Ended
2010	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$15,571	$17,622	$18,223	$16,525
Net loss	$(35,642)	$(19,249)	$(24,493)	$(18,083)
Basic loss per common share	$(0.13)	$(0.07)	$(0.09)	$(0.05)
Diluted loss per common share	$(0.13)	$(0.07)	$(0.09)	$(0.05)
Shares used in basic per share calculations	275,370	282,080	287,502	291,818
Shares used in diluted per share calculations	275,370	282,080	287,502	291,818

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2011, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2011.

(b) Changes in internal control over financial reporting.

As of December 31, 2011, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2011 those have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company, including the Principal Executive and Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Crowe Horwath LLP, an independent registered accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Not applicable.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC, and "Item 1. Business — Additional Information" in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information — Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information — Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC.

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

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: March 13, 2012	James Monroe III
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Monroe III and Richard S. Roberts, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2012.

Signature	Title

/s/ James Monroe III	Chief Executive Officer and Chairman of the Board
James Monroe III	(Principal Executive and Financial Officer)

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ John Kneuer
John Kneuer	Director

/s/ J. Patrick McIntyre
J. Patrick McIntyre	Director

/s/ Richard S. Roberts
Richard S. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Asset Purchase Agreement among Axonn L.L.C., Spot LLC and Globalstar, Inc. dated December 18, 2009 (Exhibit 2.2 to Form 10-K filed March 12, 2010)

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*	First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008, including Form of Global 5.75% Convertible Senior Note due 2028 (Exhibit 4.2 to Form 8-K filed April 16, 2008)

4.3*	Amendment to First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of December 1, 2008 (Exhibit 4.3 to Form 10-K filed March 31, 2009)

4.4*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.5*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.6*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.7*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.8*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.9*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

4.10*	Third Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 14, 2011 (Exhibit 4.1 to Form 8-K/A filed June 21, 2011)

4.11*	Form of 5.0% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K/A filed June 121, 2011)

4.12*	GUARANTY AGREEMENT dated as of June 14, 2011 by and among GLOBALSTAR, INC., Certain Subsidiaries of GLOBALSTAR, INC. as Subsidiary Guarantors, in favor of U.S. BANK, NATIONAL ASSOCIATION, as Trustee (Exhibit 4.3 to Form 8-K/A filed June 21, 2011)

4.13*	Form of Warrant issued with the 5.0% Senior Unsecured Convertible Notes (Exhibit 4.4 to Form 8-K/A filed June 21, 2011)

10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.2*†	Amendment No. 1 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.7 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.3*†	Amendment No. 2 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.8 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.4*†	Amendment No. 3 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of September 30, 2005 (Exhibit 10.9 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.5*	Amendment No. 4 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of August 15, 2006 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.6*†	Amendment No. 5 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of November 20, 2007 (Exhibit 10.6 to Form 10-K filed March 31, 2009)

10.7*	Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007 (Exhibit 10.7 to Form 10-K filed March 31, 2009)

10.8*†	Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008 (Exhibit 10.8 to Form 10-K filed March 31, 2009)

10.9*†	Amendment No. 8 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of August 18, 2009 (Exhibit 10.4 to Form 10-Q filed May 7, 2010)

10.10*†	Amendment No. 9 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of February 24, 2010 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.11*†	Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space dated June 3, 2009 (Exhibit 10.2 to Form 10-Q filed August 10, 2009)

10.12*†	Amendment No.1 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.10 to Form 10-K filed March 12, 2010)

10.13*†	Amendment No.2 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.14*	Amendment No.3 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated August 23, 2010 (Exhibit 10.14 to Form 10-K filed March 31, 2011)

10.15*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)

10.16*†	Amended and Restated Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated March 9, 2010 (Exhibit 10.1 to Form 10-Q filed May 7, 2010)

10.17*	Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)

10.18*	Amendment to Share Lending Agreement by and among Globalstar, Inc. and Merrill Lynch International (through Merrill Lynch, Pierce, Fenner & Smith Incorporated) dated as of December 18, 2008 (Exhibit 10.24 to Form 10-K filed March 31, 2009)

10.19*	Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)

10.20*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.21*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.22*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.23* †	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.24 †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011

10.25 †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011

10.26*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.27*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2009 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.28* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.29* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.30†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of November 21, 2011

10.31†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011

10.32*	COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Societe Generale, Natixis, Calyon and Credit Industrial et Commercial date June 5, 2009 conformed to include amendments through October 28, 2010 (Exhibit 10.1 to Form 10-Q/A filed November 10, 2010)

10.33*	Amendment #4 to Facility Agreement dated December 22, 2010 (Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2011)

10.34*	Amendment #5 to Facility Agreement dated March 16, 2011 (Exhibit 10.1 to Form 8-K Current Report filed March 21, 2011)

10.35*	Amendment No. 6 to the Facility Agreement dated March 29, 2011 (Exhibit 10.3 to Form 10-Q filed November 8, 2011)

10.36*†	Dead of Waiver of Amendment No. 7 to the Facility Agreement dated September 30, 2011 (Exhibit 10.3 to Form 10-Q filed November 8, 2011)

10.37	Amendment No. 8 to the Facility Agreement dated January 23, 2012

10.38	Amendment No. 9 to the Facility Agreement dated March 6, 2012

10.39*	Contingent Equity Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.4 to Form 10-Q filed August 10, 2009)

10.40*	Loan Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 25, 2009 (Exhibit 10.5 to Form 10-Q filed August 10, 2009)

10.41*	Registration Rights Agreement dated June 14, 2011 (Exhibit 10.3 to Form 8-K/A filed June 21, 2011)

Executive Compensation Plans and Agreements

10.42*	Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Annex A to Definitive Proxy Statement filed March 31, 2008)

10.43*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.44*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.45*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.46*	Severance Agreement with Peter J. Dalton dated August 25, 2011 (Exhibit 10.2 to Form 10-Q filed November 8, 2011)

10.47*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe Horwath LLP

24.1	Power of Attorney (included as part of signature page)

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

