Form 10-Q
period 2012-03-31
Globalstar, Inc.
filed 2012-05-10
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, 298,583,696 shares of voting common stock and 92,563,139 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011

Revenue:
Service revenues	$12,627	$14,199
Subscriber equipment sales	4,111	4,055
Total revenue	16,738	18,254
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,360	7,061
Cost of subscriber equipment sales	2,723	2,783
Cost of subscriber equipment sales – reduction in the value of inventory	249	91
Reduction in the value of long-lived assets	79	285
Marketing, general, and administrative	8,522	10,183
Depreciation, amortization, and accretion	14,735	10,611
Total operating expenses	31,668	31,014
Loss from operations	(14,930)	(12,760)
Other income (expense):
Interest income and expense, net of amounts capitalized	(3,050)	(1,212)
Derivative gain (loss)	(6,520)	6,435
Other	132	1,179
Total other income (expense)	(9,438)	6,402
Loss before income taxes	(24,368)	(6,358)
Income tax expense	157	108
Net loss	$(24,525)	$(6,466)
Loss per common share:
Basic	$(0.07)	$(0.02)
Diluted	(0.07)	(0.02)
Weighted-average shares outstanding:
Basic	357,418	293,053
Diluted	357,418	293,053

Comprehensive loss	$(24,066)	$(6,220)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	(Unaudited)	(Audited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,735	$9,951
Restricted cash	2,500	—
Accounts receivable, net of allowance of $6,712 and $7,296, respectively	11,976	12,393
Inventory	41,239	41,848
Prepaid expenses and other current assets	5,128	5,281
Total current assets	68,578	69,473
Property and equipment, net	1,232,310	1,217,718
Restricted cash	46,776	46,776
Deferred financing costs	53,642	53,482
Advances for inventory	9,158	9,158
Intangible and other assets, net	14,181	23,798
Total assets	$1,424,645	$1,420,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including contractor payables of $21,821 and $32,275, respectively	$31,187	$47,808
Accrued expenses	34,020	28,806
Payables to affiliates	408	378
Deferred revenue	14,407	14,588
Total current liabilities	80,022	91,580
Long-term debt	732,727	723,888
Employee benefit obligations	7,409	7,407
Derivative liabilities	45,279	38,996
Deferred revenue	7,099	7,295
Other non-current liabilities	18,340	17,444
Total non-current liabilities	810,854	795,030

Commitments and contingences (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2012 and December 31, 2011:
Series A Preferred Convertible Stock of $0.0001 par value, one share authorized and none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 298,475,751 and 297,175,777 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	30	30
Nonvoting Common Stock of $0.0001 par value. 135,000,000 shares authorized; 92,563,139 and 55,881,512 shares issued and outstanding at March 31, 2012 and December 31, 2011	9	5
Additional paid-in capital	816,621	792,584
Accumulated other comprehensive loss	(2,641)	(3,100)
Retained deficit	(280,250)	(255,724)
Total stockholders’ equity	533,769	533,795
Total liabilities and stockholders’ equity	$1,424,645	$1,420,405

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(24,525)	$(6,466)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	14,735	10,611
Change in fair value of derivative assets and liabilities	6,520	(6,435)
Stock-based compensation expense	206	651
Amortization of deferred financing costs	856	913
Contingent reimbursements	40	—
Loss on equity method investments	105	105
Noncash interest expense	1,191	—
Foreign currency and other, net	594	(507)
Changes in operating assets and liabilities:
Accounts receivable	386	(2,209)
Inventory	756	879
Prepaid expenses and other current assets	906	476
Other assets	646	28
Accounts payable	(5,674)	1,671
Payables to affiliates	30	(376)
Accrued expenses and employee benefit obligations	162	(737)
Other non-current liabilities	879	(127)
Deferred revenue	(396)	(2,070)
Net cash used in operating activities	(2,583)	(3,593)
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs	(20,540)	(32,552)
Property and equipment additions	(120)	(802)
Investment in businesses	(150)	—
Restricted cash	(2,500)	—
Net cash from investing activities	(23,310)	(33,354)
Cash flows from financing activities:
Borrowings from Facility Agreement	5,008	12,070
Proceeds from contingent equity account	18,500	—
Proceeds from exercise of warrants and stock options	—	25
Deferred financing cost payments	(250)	—
Net cash from financing activities	23,258	12,095
Effect of exchange rate changes on cash	419	89
Net (decrease) increase in cash and cash equivalents	(2,216)	(24,763)
Cash and cash equivalents, beginning of period	9,951	33,017
Cash and cash equivalents, end of period	$7,735	$8,254
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,375	$7,743
Income taxes	16	—
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and launch costs	7,492	24,118
Capitalized accrued interest for second-generation satellites and launch costs	1,275	(1,185)
Capitalization of the accretion of debt discount and amortization of prepaid finance costs	2,694	5,945
Payments made in Common Stock	281	774

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Globalstar Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments and supersedes certain pending paragraphs. ASU 2011-12 will be applied retrospectively. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This adoption has been reflected in the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This adoption has been reflected in the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. This adoption did not have a impact on the Company’s condensed consolidated financial statements.

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

In each of the last three years, the Company has generated operating losses and negative cash flows from operations, which have adversely affected the Company’s liquidity. These operating results were caused primarily by the deterioration of the Company’s first-generation satellite constellation and delays in the launch and deployment of its second-generation satellites, which in turn reduced its ability to provide reliable Duplex service to its customers. In response to these circumstances, the Company developed a plan to improve operations; complete the launches of the remaining second-generation satellites; complete the construction, deployment and activation of additional second-generation satellites and next-generation ground upgrades; and obtain additional financing.

As further described below, the Company took the following steps pursuant to its plan.

•	Reduced operating expenses by decreasing headcount and streamlining its supply chain and other operations, consolidating its world-wide operations, including the completion of the relocation of its corporate headquarters to Covington, Louisiana, and simplifying its product offerings.

•	Increased revenues by marketing its Simplex and SPOT products targeted to the consumer and enterprise markets.

•	Successfully launched 18 second-generation satellites.

•	Generated cash by issuing $38.0 million in 5.0% Notes and drawing $32.7 million from its contingent equity account.

•	Improved liquidity by deferring principal payments on its senior unsecured facility agreement (the “Facility Agreement”).

•	Obtained the required licensing to activate its ground stations in North America to send to, and receive call traffic from, its second-generation satellites.

•	Commenced an arbitration with Thales Alenia Space (“Thales”) to resolve key contractual issues regarding, among other things, Thales’ manufacture of additional second-generation satellites.

•	Initiated the development of a software solution intended to resolve the momentum wheel issues with respect to certain of its second-generation satellites.

The Company believes that these actions, combined with additional actions included in its operating plan, will result in improved cash flows from operations. These additional actions include, among other things, the following:

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

The Company believes that cash on hand, improved cash flows from operations, resulting from the successful execution of the Company’s operating plan, coupled with anticipated draws of the remaining $27.3 million in its contingent equity account (as of March 31, 2012) will be sufficient to fund the completion of the fourth launch of second-generation satellites and to satisfy the Company’s existing debt and restructured contractual obligations in the next 12 months without additional external financing. However, substantial uncertainties remain related to the outcome of the arbitration with Thales, the timing and outcome of the fourth launch of the second-generation satellites, the Company’s ability to comply in future periods with one of the Facility’s nonfinancial covenants (see Note 4 for further discussion), reaching a solution to the momentum wheel issues, the remaining useful life of the first-generation satellites still in service and the impact and timing of the Company’s plans to improve operating cash flows and to restructure its contractual obligations. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, the Company’s ability to continue to execute its business plans, without additional external financing, will be adversely affected.

Further, the Company’s longer-term business plan includes purchasing and launching additional second-generation satellites, making major improvements to its ground infrastructure, and releasing new products. To execute these longer-term plans successfully, the Company will need to obtain additional external financing to fund these expenditures. Although the Company is seeking such financing and is continuing to address requirements with contractors, there is no guarantee that these efforts will be successful given the scope, complexity, cost and risk of completing the construction of the space and ground components of its second-generation constellation and the development of marketable new products. Accordingly, the Company is not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on the Company’s performance.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Globalstar System:
Space component	$625,677	$532,487
Ground component	49,370	49,109
Construction in progress:
Space component	582,538	650,920
Ground component	84,234	80,071
Prepaid long-lead items and other	18,251	18,028
Total Globalstar System	1,360,070	1,330,615
Internally developed and purchased software	13,931	14,052
Equipment	12,441	12,333
Land and buildings	4,195	4,152
Leasehold improvements	1,407	1,402
	1,392,044	1,362,554
Accumulated depreciation and amortization	(159,734)	(144,836)
	$1,232,310	$1,217,718

Contracts

The following table presents the contract prices for the construction of the Company’s second-generation satellites and ground upgrades (in thousands):

Contract
Price
Thales second-generation satellites (Phase 1 and 2) and satellite operations control center	$638,798
Arianespace launch services	216,000
Launch insurance	39,903
Hughes next-generation ground component	104,597
Ericsson next-generation ground network	29,138
Total	$1,028,436

As of March 31, 2012, the Company had incurred $963.9 million of costs under these contracts, including contracts payable and accrued expenses of $30.9 million, excluding interest.  Of the amounts incurred, the Company had capitalized $958.4 million and expensed $5.5 million of research and development costs.

Second-Generation Satellites

In June 2009, the Company and Thales entered into an amended and restated contract for the construction of the Company’s second-generation low-earth orbit satellites and related services, to incorporate prior amendments and acceleration requests, and to make other non-material changes to the contract entered into in November 2006. The Company has launched 18 of the 24 second-generation satellites and expects to launch the remaining six satellites during the second half of 2012. The Company also has a contract with Thales to construct additional second-generation satellites at a fixed price. The Company is currently in arbitration with Thales to seek enforcement of certain rights under this contract under which the Company has placed an order for additional satellites.  See Note 9 for further discussion.

In March 2007, the Company and Thales entered into an agreement for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for the Company’s second-generation satellite constellation. The Control Network Facility achieved its final acceptance milestone in October 2010.

The Company’s second-generation satellites were designed with four momentum wheels each. Each satellite requires three functioning momentum wheels for operation. One momentum wheel is redundant (a non-operating wheel acting as a spare on the satellite). Momentum wheels are flywheels used to provide attitude control and stability on spacecraft. Momentum wheels on certain satellites launched in October 2010 and July 2011 have exhibited anomalous behavior necessitating the removal of such wheels from service. To date, this has not had a significant impact on the Company’s overall service levels. The satellites launched in December 2011 have not experienced any similar behavior associated with their momentum wheels. The Company and Thales are currently working together to develop a software-based solution that the Company plans to upload to certain satellites to permit such satellites to operate on two momentum wheels. Although Thales has successfully conducted computer simulations of the proposed software solution, the Company can provide no assurance that a solution will be developed and implemented successfully. If the Company is unable successfully to develop and implement this solution, or otherwise resolve the anomalous behavior, its investment in certain satellites may be impaired.

In March 2010, the Company and Arianespace entered into an amended and restated contract to incorporate prior amendments to the contract executed in September 2007 for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of six satellites each and one optional launch of six satellites. Notwithstanding the one optional launch, the Company may contract separately with Arianespace or another provider of launch services after Arianespace’s firm launch commitments are fulfilled.

Next-Generation Gateways and Other Ground Facilities

In May 2008, the Company and Hughes entered into an agreement under which Hughes agreed to design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices.

The Company and Hughes have amended this agreement extending the performance, revising certain payment milestones and adding new features. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The Company and Hughes have also amended their agreement to extend the deadline to make certain scheduled payments previously due under the contract. See Note 8 for further discussion.

In October 2008, the Company entered into an agreement with Ericsson, a leading global provider of technology and services to telecom operators. The Company and Ericsson have amended this contract to increase the Company’s obligations for additional deliverables and features. According to the contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations. The Company has the option to purchase additional core networks at pre-negotiated prices. The Company and Ericsson have amended their agreement to extend the deadline to make certain scheduled payments previously due under the contract. See Note 8 for further discussion.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	March 31, 2012	December 31, 2011

Total Interest Capitalized	$189,272	$176,361

	Three Months Ended
	March 31, 2012	March 31, 2011

Current Period Interest Capitalized	$12,911	$12,513

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011

Depreciation Expense	$14,466	$9,816

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2012		December 31, 2011
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value

Facility Agreement	$583,303	$583,303	$578,295	$578,295
Subordinated Loan	48,836	44,818	47,384	43,255
5.0% Convertible Senior Unsecured Notes	38,949	13,468	38,949	13,077
8.00% Convertible Senior Unsecured Notes	47,516	25,604	47,516	25,203
5.75% Convertible Senior Unsecured Notes	71,804	65,534	71,804	64,058
Total debt	790,408	732,727	783,948	723,888
Less: current portion	—	—	—	—
Long-term debt	$790,408	$732,727	$783,948	$723,888

Facility Agreement

The Company has a $586.3 million Facility Agreement that will mature 84 months after the first repayment date, as amended. Scheduled semi-annual principal repayments will begin on the earlier of eight months after the fourth launch of the second-generation constellation or June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants.

As of March 31, 2012, the Company was in compliance with all such covenants. However, due to the delays in receiving spacecraft from Thales, the Company may not achieve in-orbit acceptance of the 18 previously-launched second-generation satellites by the date specified in the Facility Agreement. At the time it filed its 2011 Form 10-K, the Company believed this nonfinancial covenant requirement could be met. However, the Company has raised newly launched satellites earlier than originally planned, slowing their orbital speeds. This action reduced the Company’s ability to change the final orbital position of all 18 satellites by the deadline. As a result, the Company may not fully comply with this nonfinancial covenant and is in the process of seeking a waiver. The Company anticipates that it is likely that is can obtain such waiver, or an amendment to the applicable covenant, because as the Company has obtained such an amendment to this covenant in the past. If the Company cannot obtain either a waiver or an amendment, the failure to comply would represent an event of default. An event of default under the Facility Agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions.

As a result of the delivery delays discussed in the previous paragraph, the Company also was required to enter into Amendment Letters No. 8 and 9 to the Facility Agreement.

On January 23, 2012, the Company entered into Amendment Letter No. 8 to its Facility Agreement which extended to June 14, 2012 the period in which the Company may draw the remaining funds under the Facility Agreement.

On March 6, 2012, the Company entered into Amendment Letter No. 9 to its Facility Agreement which extends the availability period to December 31, 2012; delays to April 30, 2013 the last date for final in-orbit acceptance of 24 second-generation satellites; delays the first repayment date for principal payments to the earlier of eight months after the fourth launch of second-generation satellites or June 30, 2013; and amended certain covenants including (a) adjusted consolidated EBITDA, (b) debt service coverage ratio and (c) net debt to adjusted consolidated EBITDA.

Contingent Equity Agreement

The Company has a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company has the right to make draws from this account if and to the extent it has an actual or projected deficiency in its ability to meet obligations due within a forward-looking 90-day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement.

The Contingent Equity Agreement provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants entitling the holder to purchase shares of the Company’s common stock at $0.01 per share during a five-year exercise period from issuance. The number of shares issuable under the warrants is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, whichever is lower, but not to be lower than $0.20. The common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the warrant price used in the calculation will be the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date. The Company determined that the warrants issued in conjunction with the availability fee are derivatives and records the value of the derivatives as a component of other non-current liabilities, at issuance. The offset is recorded in other assets and is amortized over the one-year availability period.

When the Company draws on the contingent equity account, it issues Thermo a number of shares of common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw. The 20% discount on the value of the shares issued to Thermo is recognized as a deferred financing cost and is amortized over the remaining term of the Facility Agreement. Amounts can only be withdrawn from the account provided that no default has occurred and is continuing under the Facility Agreement. Thermo may withdraw undrawn amounts in the account after December 31, 2014.

The following table summarizes the balance of and the draws on the contingent equity account (dollars in thousands) and the related warrants and shares issued to Thermo since origination of the agreement as of March 31, 2012:

	Available		Warrants	Shares
	Amount	Draws	Issued	Issued
June 19, 2009 (1)	$60,000	$—	4,379,562	—
December 31, 2009 (2)	60,000	—	2,516,990	—
June 19, 2010 (1)	60,000	—	4,379,562	—
June 19, 2011 (2)	60,000	—	620,438	—
June 19, 2011 (1), (3)	60,000	—	5,000,000	—
November 4, 2011(4)	54,600	5,400	—	11,376,404
November 30, 2011 (4)	45,800	8,800	—	25,229,358
January 11, 2012 (4)	36,000	9,800	—	22,546,012
March 23, 2012 (4)	27,300	8,700	—	14,135,615
March 31, 2012	27,300	$32,700	16,896,552	73,287,389

(1)	Warrants to purchase common stock were issued to Thermo for the annual availability fee pursuant to the terms of the Contingent Equity Agreement.
(2)	Additional warrants were issued to Thermo due to the reset provisions in the Contingent Equity Agreement.
(3)	On June 19, 2012, if the closing share price is less than $1.20, the current warrant price, the Company will issue additional warrants.
(4)	Nonvoting shares of common stock were issued to Thermo with respect to the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement.

On June 19, 2010, the warrants issued on June 19, 2009 and on December 31, 2009 were no longer variable and the related $11.9 million liability was reclassified to equity. On June 19, 2011, the warrants issued on June 19, 2010 were no longer variable and the related $6.0 million liability was reclassified to equity.

 As of March 31, 2012, no warrants issued in connection with the Contingent Equity Agreement had been exercised.

 No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company issued nonvoting shares to Thermo as a result of the draws made during 2011 and the first quarter of 2012.

Subordinated Loan Agreement

The Company has a Loan Agreement with Thermo whereby Thermo loaned the Company $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement. Amounts deposited in the debt service reserve account are restricted to payments due under the Facility Agreement.

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As additional consideration for the loan, the Company issued Thermo a warrant to purchase 4,205,608 shares of common stock at $0.01 per share with a five-year exercise period. No voting common stock is issuable upon such exercise if the issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the principal amount of the loan. The Company is accreting the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest method. As of March 31, 2012, the remaining debt discount was $4.0 million, and $11.3 million of interest was outstanding; these are included in long-term debt on the Company’s consolidated balance sheet.

In 2009, Thermo borrowed $20 million of the $25 million it loaned to the Company under the Loan Agreement from two Company vendors and also agreed to reimburse another Company vendor if its guarantee of a portion of the debt service reserve account were called. During 2011, this Company vendor funded the debt service reserve account in the amount of $12.5 million, for a total of $37.5 million under the subordinated loan.

Pursuant to the terms of the Facility Agreement, the Company was required to fund a total of $46.8 million in the debt service reserve account. The funds in this account are restricted to making principal and interest payments on the Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates. As of March 31, 2012, the entire amount of $46.8 million is recorded in restricted cash.

5.00% Convertible Senior Notes

In 2011, the Company issued $38 million in aggregate principal amount of the 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15,200,000 shares of voting common stock of the Company at an exercise price of $1.25 per share. The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of the Company’s common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), on an unconditional joint and several basis, pursuant to a Guaranty Agreement (the “Guaranty”). The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is below the initial conversion and exercise price at that time. The 5.0% Notes are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 5.75% and 8.00% Convertible Senior Notes and are subordinated to the Company’s obligations pursuant to its Facility Agreement. There is no sinking fund for the 5.0% Notes. The 5.0% Notes will mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bear interest at a rate of 5.0% per annum. Interest on the Notes will be payable in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes will be payable in cash at the election of the holder if such payments are permitted under the Facility Agreement. The indenture governing the 5.0% Notes contains customary events of default with which the Company was in compliance as of March 31, 2012.

No 5.0% Notes were converted and no 5.0% Warrants were exercised during the first quarter of 2012.

8.00% Convertible Senior Notes

In 2009, the Company issued $55 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes”) and warrants (the “8.00% Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s existing 5.0% and 5.75% Notes. The indenture governing the 8.00% Notes contains customary events of default with which the Company was in compliance as of March 31, 2012.

The current exercise price of the 8.00% Warrants is $0.49 and the base conversion price of the 8.00% Notes is $1.61.

No 8.00% Notes were converted during the first quarter of 2012. 8.00% Warrants were exercised during the first quarter of 2012 to purchase approximately 0.3 million common shares with a fair value of approximately $0.2 million.

5.75% Convertible Senior Notes

In 2008, the Company issued $150.0 million aggregate principal amount of 5.75% Convertible Senior Unsecured Notes (the “5.75% Notes”), which, subject to certain exceptions set forth in the related indenture, are subject to repurchase by the Company for cash at the option of the holders in whole or part (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the Company’s common stock. Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the shares. The indenture governing the 5.75% Notes contains customary events of default with which the Company was in compliance as of March 31, 2012. The 5.75% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 5.75% Notes are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s existing 8.00% and 5.75% Notes. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The base conversion price of the 5.75% Notes is $6.02.

No 5.75% Notes were converted during the first quarter of 2012.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At each of March 31, 2012 and December 31, 2011, approximately 17.3 million Borrowed Shares remained outstanding.  As of March 31, 2012 and December 31, 2011, the unamortized amount of issuance costs associated with the Share Lending Agreement was $1.9 million and $2.3 million, respectively.

Warrants Outstanding

As a result of the Company’s borrowings described above, as of March 31, 2012 and December 31, 2011 there were warrants outstanding to purchase 76.5 million shares and 76.8 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Contingent Equity Agreement (1)	16,896,552	16,896,552	$0.01	$0.01
Subordinated Loan	4,205,608	4,205,608	0.01	0.01
5.0% Notes (2)	15,200,000	15,200,000	1.25	1.25
8.00% Notes (3)	40,216,294	40,486,794	0.49	0.49
5.75% Notes	—	—	—	—
	76,518,454	76,788,954

(1)	On certain valuation dates, additional warrants may be issued due to reset provisions in the agreement.
(2)	According to the terms of the 5.0% Notes, the 5.0% Warrants are subject to reset on April 15, 2013, if the price of the Company’s common stock is below the initial conversion and exercise price at that date.
(3)	According to the terms of the 8.00% Notes, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant reset price ($0.49 at March 31, 2012).

5. DERIVATIVES

The following tables disclose the fair values and locations of the derivative instruments on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations (in thousands):

	December 31,
	March 31, 2012	December 31, 2011
Intangible and other assets:
Interest rate cap	$226	$255
Total intangible and other assets	$226	$255

Derivative liabilities:
Compound embedded conversion option with 8.00% Notes	$(9,294)	$(7,111)
Warrants issued with 8.00% Notes	(26,945)	(22,673)
Warrants issued in conjunction with contingent equity agreement	(6,116)	(6,155)
Contingent put feature embedded in the 5.0% Notes	(2,924)	(3,057)
Total derivative liabilities	$(45,279)	$(38,996)

	Three Months Ended
	March 31, 2012	March 31, 2011
Interest rate cap	$(29)	$147
Compound embedded conversion option with 8.00% Notes	(2,183)	2,736
Warrants issued with 8.00% Notes	(4,480)	2,539
Warrants issued in conjunction with contingent equity agreement	39	1,013
Contingent put feature embedded in the 5.0% Notes	133	—
Total derivative gain (loss)	$(6,520)	$6,435

None of the derivative instruments is designated as a hedge.

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, which provides for interest at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statement of operations.

Compound Embedded Conversion Option with 8.00% Notes

The Company recorded the conversion rights and features embedded within the 8.00% Notes as a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Warrants Issued with 8.00% Notes

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the 8.00% Warrants using the effective interest rate method. The fair value of the warrant liability is marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model.

Warrants Issued in Conjunction with Contingent Equity Agreement

The Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement are a liability at issuance. The offset is recorded in other non-current assets and is amortized over the one-year availability period. The fair value of the warrant liability is marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determined the principal amount of the warrant derivative using a Monte Carlo simulation model.

Contingent put feature embedded in the 5.0% Notes

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and was bifurcated as a standalone derivative. The Company recorded this embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the principal amount of the 5.0% Notes. The fair value of the contingent put feature liability is marked-to-market at the end of each reporting period. The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$226	$—	$226
Total other assets measured at fair value	$—	$226	$—	$226

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,615)	$(4,615)
Compound embedded conversion option with 8.00% Notes	—	—	(9,294)	(9,294)
Warrants issued with 8.00% Notes	—	—	(26,945)	(26,945)
Warrants issued with contingent equity agreement	—	—	(6,116)	(6,116)
Contingent put feature embedded in 5.0% Notes	—	—	(2,924)	(2,924)
Total other liabilities measured at fair value	$—	$—	$(49,894)	$(49,894)

	Fair Value Measurements at December 31, 2011:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$255	$—	$255
Total other assets measured at fair value	$—	$255	$—	$255

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,963)	$(4,963)
Compound embedded conversion option with 8.00% Notes	—	—	(7,111)	(7,111)
Warrants issued with 8.00% Notes	—	—	(22,673)	(22,673)
Warrants issued with contingent equity agreement	—	—	(6,155)	(6,155)
Contingent put feature embedded in 5.0% Notes	—	—	(3,057)	(3,057)
Total other liabilities measured at fair value	$—	$—	$(43,959)	$(43,959)

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 5 for further discussion.

Liability for Contingent Consideration

In connection with the acquisition of Axonn in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but at its option may make payments in cash after 13 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which is currently $10.0 million. Through March 31, 2012, the Company had made $3.3 million in earnout payments by issuing 9,487,984 shares of voting common stock.

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the Company reaching specific performance metrics over the next three years of operations.

The significant unobservable inputs used in the fair value measurement of the Company’s liability for contingent consideration are projected future sales of existing and new products as well as earnout payments made each quarter determined by actual product sales. Decreases in forecasted sales would result in a lower fair value measurement.

Compound Embedded Conversion Options with 8.00% Notes

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s results of operations.

As of March 31, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded conversion option, including payment in kind interest payments, make whole premiums, automatic conversions, and future equity issuances; (ii) stock price volatility ranges from 35% - 102%; (iii) risk-free interest rates ranges from 0.05% - 2.23%; (iv) base conversion price of $1.61; and (v) market price of common stock at the valuation date of $0.70.

As of December 31, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded conversion option, including payment in kind interest payments, make whole premiums, automatic conversions, and future equity issuances; (ii) stock price volatility ranges from 35% - 103%; (iii) risk-free interest rates ranges from 0.01% - 1.89%; (iv) base conversion price of $1.61; and (v) market price of common stock at the valuation date of $0.54.

The significant unobservable inputs used in the fair value measurement of the Company’s compound embedded conversion option within the Company’s 8.00% Notes are future equity issuances and expected volatility. In connection with the acquisition of Axonn in December 2009, the Company will make future earnout payments in stock. Certain issuances of common stock may cause the base conversion rate to be adjusted, which will increase the fair value of the conversion option liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Warrants Issued with 8.00% Notes

The derivative liabilities in Level 3 include the 8.00% Warrants issued with the 8.00% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s results of operations.

As of March 31, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued, including reset features and future equity issuances; (ii) stock price volatility ranges from 35% - 102%; (iii) risk-free interest rates ranges from 0.05% - 2.23%; (iv) warrant exercise price of $0.49; and (v) market price of common stock at the valuation date of $0.70.

As of December 31, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued, including reset features and future equity issuances; (ii) stock price volatility ranges from 35% - 103%; (iii) risk-free interest rates ranges from 0.01% - 1.89%; (iv) warrant exercise price of $0.49; and (v) market price of common stock at the valuation date of $0.54.

The significant unobservable inputs used in the fair value measurement of the Company’s 8.00% Notes and Warrants are future equity issuances and expected volatility. In connection with the acquisition of Axonn in December 2009, the Company will make future earnout payments in stock. If the stock price on the issuance date is less than the current exercise price of the outstanding 8.00 % Warrants, additional warrants may be issued, which will increase the fair value of the warrant liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Warrants Issued with Contingent Equity Agreement

The derivative liabilities in Level 3 include the warrants issued with the contingent equity account the 8.00% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s results of operations.

As of March 31, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued; (ii) stock price volatility of 107%; (iii) risk-free interest rates ranges from 0.05% - 1.04%; (iv) warrant price of $1.20; and (v) market price of common stock at the valuation date of $0.70.

As of December 31, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued; (ii) stock price volatility of 108%; (iii) risk-free interest rates ranges from 0.01% - 0.83%; (iv) warrant price of $1.20; and (v) market price of common stock at the valuation date of $0.54.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants issued with the contingent equity agreement are the intrinsic value of the warrants and the Company’s expected volatility. The intrinsic value of the warrants is sensitive to the Company’s stock price on the issuance date, June 19, 2011, and subsequent valuation dates. If the closing stock price on June 19, 2012 is lower than $1.20 per share, the current warrant price, the Company will issue additional warrants. If the stock price is lower than the exercise price of the 8.00% Warrants, the intrinsic value of the warrants decreases. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Contingent Put Feature Embedded in 5.0% Notes

The derivative liabilities in Level 3 include the contingent put feature embedded in the 5.0% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s results of operations.

As of March 31, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued including the probability of change of control of the Company, payment in kind interest and reset features; (ii) stock price volatility ranges from 35% - 102%; (iii) risk-free interest rates ranges from 0.05% - 2.23%; (iv) base conversion price of $1.25; and (v) market price of common stock at the valuation date of $0.70.

As of December 31, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued including the probability of change of control of the Company, payment in kind interest and reset features; (ii) stock price volatility ranges from 35% - 103%; (iii) risk-free interest rates ranges from 0.01% - 1.89%; (iv) base conversion price of $1.25; and (v) market price of common stock at the valuation date of $0.54.

The significant unobservable inputs used in the fair value measurement of the Company’s contingent put feature embedded in the Company’s 5.0% Notes are the assumed probability of a change of control occurring within each year through maturity of the 5.0% Notes and the Company’s expected volatility. Significant increases or decreases in assumed probability of a change in control would result in a significant change in the fair value measurement. As the probability of change of control increases, the value of the liability also increases. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

 Level 3 Reconciliation

The following tables present a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 as follows (in thousands):

Balance at December 31, 2011	$(43,959)
Derivative adjustment related to conversions and exercises	208
Earnout payments made related to liability for contingent consideration	281
Change in fair value of contingent consideration	67
Unrealized loss, included in derivative gain (loss)	(6,491)
Balance at March 31, 2012	$(49,894)

Balance at December 31, 2010	$(66,838)
Derivative adjustment related to conversions and exercises	536
Earnout payments made related to liability for contingent consideration	488
Change in fair value of contingent consideration	(199)
Unrealized gain, included in derivative gain (loss)	6,288
Balance at March 31, 2011	$(59,725)

7. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued interest	$6,143	$2,774
Accrued compensation and benefits	3,019	3,567
Accrued property and other taxes	5,347	5,369
Accrued customer liabilities and deposits	2,979	3,176
Accrued professional and other service provider fees	1,466	1,826
Accrued liability for contingent consideration	2,157	2,020
Accrued commissions	615	513
Accrued telecommunications expenses	1,009	1,580
Accrued satellite and ground construction costs	9,133	5,776
Other accrued expenses	2,152	2,205
	$34,020	$28,806

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

Non-current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Long-term accrued interest	$1,693	$242
Asset retirement obligation	943	926
Deferred rent	685	717
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	2,412	2,445
Long-term portion of liability for contingent consideration	2,459	2,944
Uncertain income tax positions	5,648	5,408
Foreign tax contingencies	4,500	4,762
	$18,340	$17,444

8. COMMITMENTS

Contractual Obligations

The Company has purchase commitments with Thales, Arianespace, Ericsson, Hughes and other vendors related to the procurement and deployment of its second-generation constellation and ground infrastructure.

In March 2012, the Company and Hughes entered into an agreement to extend to June 29, 2012 the deadline for the Company to make payments previously due under the contract, provided the Company makes a payment of $0.5 million in April 2012 and $0.5 million in May 2012. The Company has made the April 2012 payment. The deferred payments continue to incur interest at the rate of 10% per annum. As of March 31, 2012, the Company had recorded $21.0 million in accounts payable related to these required payments and has incurred and capitalized $73.1 million of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $20.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Hughes will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Hughes.

In March 2012, the Company entered into an agreement with Ericsson which deferred approximately $5.0 million in milestone payments due under the contract to June 28, 2012. The remaining milestones previously due under the contract in 2012 were deferred to 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum.

In April 2011, the Company and a potential vendor entered into a contingent agreement for services related to the second-generation satellite constellation.  This agreement was amended in February 2012 to become effective if and when the Company obtains certain financing commitments prior to May 31, 2012. If the effective date does not occur on or before May 31, 2012, this agreement will terminate and all deposits will be refunded to the Company.  If on or before May 31, 2012, the Company obtains a commitment to finance alternative or competing services other than those to be provided by the potential vendor, the vendor will retain the $6.0 million deposit made by the Company.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order price as advances for inventory. As of March 31, 2012 total advances to Qualcomm for inventory were $9.2 million, and the Company had outstanding commitment balances of $8.8 million for inventory held by Qualcomm. The Company and Qualcomm are interested in terminating the purchase orders and are negotiating to do so. The Company expects to negotiate the termination of this contract in 2012.

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

Thales claims that the Company is not entitled to the fixed pricing for Phase 3 satellites provided under the Amended and Restated Contract and that the price of any Phase 3 satellites ordered by the Company is subject to equitable adjustment.  Thales also claims that the Company has terminated all further rights under the Contract to order additional satellites. Thales delivered to the Company an invoice for termination costs under the contract of €51.5 million.  The Company claims that it has previously paid Thales €12.0 million for the procurement of certain Long Lead Items for six of these satellites and prepaid €53.0 million for these satellites, which Thales disputes claiming that the €53.0 prepaid was for the construction of the first 25 second-generation satellites and not Phase 3 satellites.  The Company disputes that it has terminated any portion of the contract for convenience and under the unambiguous language of the contract, even if it had terminated any portion of the contract for convenience, management believes the Company would not owe any termination charges as no work has been performed under Phase 3 of the contract.  As such, the Company has not recorded any reserve for Thales’ claims.  Additionally, the Company has claimed that even if the Company has terminated all rights to order Phase 3 satellites, the Company nevertheless may exercise its option under the contract to order additional spacecraft at the contractually fixed pricing and delivery schedule provided therein. Finally, the Company has claimed up to €395 million would be due to the Company from Thales if the arbitration panel finds that a termination for convenience has occurred.

The Company has requested and received formal assurance from Thales that the arbitration process will not affect any work being performed pursuant to the contract regarding manufacture and delivery of the remaining Phase 2 second-generation satellites.

An evidentiary hearing was held during the last full week of January 2012. The parties filed post-hearing briefs in March 2012. The Company expects to receive a final decision from the Arbitration Panel in the near future. The outcome of the arbitration is unknown, and therefore no adjustments have been made to the financial statements with respect to the arbitration.

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

10. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.4 million at March 31, 2012 and December 31, 2011.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company. The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2012	2011
General and administrative expenses	$30	$30
Non-cash expenses	102	42
Total	$132	$72

General and administrative expenses are related to expenses incurred by Thermo on the Company’s behalf which are charged to the Company.  Non-cash expenses are related to services provided by executive officers of Thermo (who are also directors of the Company) who receive no cash compensation from the Company which are accounted for as a contribution to capital. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time.

 Since June 2009, Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes, provided a $2.3 million short-term loan to the Company (which was subsequently converted into nonvoting common stock), and loaned $37.5 million to the Company to fund the debt service reserve account.

11. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending March 31, 2012 and December 31, 2011, the net deferred tax assets were fully reserved.

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

In February 2012, a Closing Agreement was reached with respect to this matter. The position reached in the Closing Agreement had no impact on the cost basis of the assets of the Company or the Company’s net operating loss position. In addition, there is no impact for the Company on deductions in future years. In previous years, the potential outcome of this audit was considered and the gross deferred tax asset before valuation allowance adjusted to a tax position that was thought to be more likely than not to be sustained. The impact of this Closing Agreement was considered in the Company’s analysis at December 31, 2011, and the adjustment to the tax position in previous years was reversed.

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

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of March 31, 2012 and December 31, 2011, the Company had recorded a tax liability of $2.2 million to the foreign tax authorities with an offsetting tax receivable from the previous owners.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended
	March 31,
	2012	2011
Accumulated other comprehensive loss, December 31, 2011 and 2010, respectively	$(3,100)	$(268)
Other comprehensive income :
Foreign currency translation adjustments	459	246
Accumulated other comprehensive loss, March 31, 2012 and 2011, respectively	$(2,641)	$(22)

13. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (the “Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”) and to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans.  In January 2012, 5,943,516 shares of the Company’s common stock were added to the shares available for issuance under the Equity Plan.

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Grants of restricted stock awards and restricted stock units	333	—
Grants of options to purchase common stock	340	429
Total	673	429

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and its subsidiaries with an opportunity to acquire shares of its common stock at a discount. The Plan permits eligible employees to purchase shares of common stock during two semi-annual offering periods beginning on June 15 and December 15, unless adjusted by the Board or one of its designated committees (the “Offering Periods”). Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase no more than the lesser of $25,000 of the fair market value of common stock or 500,000 shares of common stock in any calendar year, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of the common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first or last day of the Offering Period.

For the three months ended March 31, 2012 and 2011, the Company recorded expenses of approximately $0.1 million and $0, respectively, which are reflected in marketing, general and administrative expenses. Through March 31, 2012 the Company issued approximately 427,833 shares related to this stock purchase plan.

14. HEADQUARTERS RELOCATION

During 2010 the Company announced the relocation of its corporate headquarters to Covington, Louisiana. In addition, the Company relocated its product development center, international customer care operations, call center and other global business functions including finance, accounting, sales, marketing and corporate communications. The Company completed the relocation in 2011.

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

Since announcing its relocation, the Company has incurred qualifying relocation expenses. Under the terms of the agreement, the Company was reimbursed a total of $3.9 million through December 31, 2011 by LED. The Company has not been reimbursed for any expenses in 2012. The Company accounted for these reimbursements as reductions to the relocation expenses incurred. Through December 31, 2011, the Company also incurred $1.3 million for facility improvements and replacement equipment in connection with the relocation. These costs were also reimbursed by LED. Reimbursements related to facility improvements and replacement equipment were recorded as deferred costs and are offset by depreciation expense as the related assets are used in service. LED will also reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement.

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a recently implemented plan to improve its cost structure by reducing headcount, the Company projected that it would not meet the required payroll levels set forth in the agreement and recorded a liability of $1.6 million at March 31, 2012 for the estimated impact of the payroll shortfall in future years. This liability is included in non-current liabilities in the Company’s condensed consolidated balance sheet.

15.  GEOGRAPHIC INFORMATION

The Company attributes equipment revenue to various countries based on the location equipment is sold.  Service revenue is attributed to the various countries based on where the service is processed.  Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset at a given fiscal year-end, except for the satellites which are included in the long-lived assets of the United States.  The Company’s information by geographic area is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
Service:
United States	$8,776	$9,579
Canada	2,358	2,597
Europe	799	919
Central and South America	614	1,002
Others	80	102
Total service revenue	$12,627	$14,199
Subscriber equipment:
United States	2,910	2,448
Canada	622	694
Europe	266	399
Central and South America	284	292
Others	29	222
Total subscriber equipment revenue	$4,111	$4,055
Total revenue	$16,738	$18,254

	March 31,	December 31,
	2012	2011
Long-lived assets:
United States	$1,226,392	$1,211,795
Canada	319	324
Europe	154	155
Central and South America	3,664	3,638
Others	1,781	1,806
Total long-lived assets	$1,232,310	$1,217,718

 16. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three months ended March 31, 2012 and 2011, diluted net loss per share of common stock were the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

As of March 31, 2012 and 2011, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share.

17. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s issuance of the 5.0% Notes and 5.0% Warrants, certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the 5.0% Notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include disclosures included in annual financial statements.  The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.

Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$10,231	$4,034	$3,652	$(5,290)	$12,627
Subscriber equipment sales	161	3,072	1,370	(492)	4,111
Total revenue	10,392	7,106	5,022	(5,782)	16,738
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,719	239	1,976	426	5,360
Cost of subscriber equipment sales	28	2,241	1,244	(790)	2,723
Cost of subscriber equipment sales - reduction in the value of inventory	2	247	—	—	249
Reduction in the value of long-lived assets	79	—	—	—	79
Marketing, general and administrative	5,368	1,436	2,820	(1,102)	8,522
Depreciation, amortization, and accretion	9,185	6,203	3,695	(4,348)	14,735
Total operating expenses	17,381	10,366	9,735	(5,814)	31,668
Loss from operations	(6,989)	(3,260)	(4,713)	32	(14,930)
Other income (expense):
Interest income and expense, net of amounts capitalized	(2,590)	(2)	(458)	—	(3,050)
Derivative gain (loss)	(6,520)	—	—	—	(6,520)
Equity in subsidiary earnings	(8,281)	1,871	—	6,410	—
Other	(105)	(131)	406	(38)	132
Total other income (expense)	(17,496)	1,738	(52)	6,372	(9,438)
Loss before income taxes	(24,485)	(1,522)	(4,765)	6,404	(24,368)
Income tax expense	40	8	109	—	157
Net (loss) gain	$(24,525)	$(1,530)	$(4,874)	$6,404	$(24,525)

Comprehensive loss	$(24,525)	$(1,530)	$(4,415)	$6,404	$(24,066)

Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2011

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$4,638	$6,651	$3,967	$(1,057)	$14,199
Subscriber equipment sales	270	2,959	1,848	(1,022)	4,055
Total revenue	4,908	9,610	5,815	(2,079)	18,254
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,317	2,035	2,660	49	7,061
Cost of subscriber equipment sales	261	2,256	1,311	(1,045)	2,783
Cost of subscriber equipment sales – reduction in the value of inventory	—	91	—	—	91
Reduction in the value of long-lived assets	285	—	—	—	285
Marketing, general and administrative	5,021	2,810	3,405	(1,053)	10,183
Depreciation, amortization, and accretion	2,924	7,033	784	(130)	10,611
Total operating expenses	10,808	14,225	8,160	(2,179)	31,014
Loss from operations	(5,900)	(4,615)	(2,345)	100	(12,760)
Other income (expense):
Interest income and expense, net of amounts capitalized	(742)	—	(474)	4	(1,212)
Derivative gain (loss)	6,435	—	—	—	6,435
Equity in subsidiary earnings	(6,432)	1,742	—	4,690	—
Other	198	(181)	1,262	(100)	1,179
Total other income (expense)	(541)	1,561	788	4,594	6,402
Loss before income taxes	(6,441)	(3,054)	(1,557)	4,694	(6,358)
Income tax expense	25	—	83	—	108
Net (loss) gain	$(6,466)	$(3,054)	$(1,640)	$4,694	$(6,466)

Comprehensive loss
	$(6,466)	$(3,054)	$(1,394)	$4,694	$(6,220)

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2012

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,537	$377	$821	$—	$7,735
Restricted cash	2,500	—	—	—	2,500
Accounts receivable	3,455	3,901	4,620	—	11,976
Intercompany receivables	547,186	359,298	16,579	(923,063)	—
Inventory	—	4,065	37,174	—	41,239
Prepaid expenses and other current assets	2,559	311	2,258	—	5,128
Total current assets	562,237	367,952	61,452	(923,063)	68,578

Property and equipment, net	1,090,842	54,533	87,674	(739)	1,232,310
Restricted cash	46,776	—	—	—	46,776
Intercompany notes receivable	38,729	—	1,800	(40,529)	—
Investment in subsidiaries	(106,008)	(16,025)	—	122,033	—
Deferred financing costs	53,569	—	73	—	53,642
Advances for inventory	9,158	—	—	—	9,158
Intangible and other assets, net	3,388	2,686	8,121	(14)	14,181
Total assets	$1,698,691	$409,146	$159,120	$(842,312)	$1,424,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,460	$2,053	$24,674	$—	$31,187
Accrued expenses	16,510	7,987	9,523	—	34,020
Intercompany payables	345,799	436,538	179,533	(961,870)	—
Payables to affiliates	408	—	—	—	408
Deferred revenue	1,468	12,127	812	—	14,407
Total current liabilities	368,645	458,705	214,542	(961,870)	80,022

Long-term debt	732,727	—	—	—	732,727
Employee benefit obligations	7,409	—	—	—	7,409
Intercompany notes payable	—	—	39,628	(39,628)	—
Derivative liabilities	45,279	—	—	—	45,279
Deferred revenue	6,616	483	—	—	7,099
Other non-current liabilities	4,246	3,354	10,740	—	18,340
Total non-current liabilities	796,277	3,837	50,368	(39,628)	810,854
Stockholders’ equity	533,769	(53,396)	(105,790)	159,186	533,769
Total liabilities and stockholders’ equity	$1,698,691	$409,146	$159,120	$(842,312)	$1,424,645

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2011

(Audited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,343	$587	$2,021	$—	$9,951
Restricted cash	—	—	—	—	—
Accounts receivable	3,363	4,322	4,708	—	12,393
Intercompany receivables	538,876	351,510	13,923	(904,309)	—
Inventory	1	4,564	37,283	—	41,848
Prepaid expenses and other current assets	2,846	303	2,132	—	5,281
Total current assets	552,429	361,286	60,067	(904,309)	69,473

Property and equipment, net	1,070,543	60,872	87,624	(1,321)	1,217,718
Restricted cash	46,776	—	—	—	46,776
Intercompany notes receivable	40,456	—	1,800	(42,256)	—
Investment in subsidiaries	(106,377)	(18,629)	—	125,006	—
Deferred financing costs	53,409	—	73	—	53,482
Advances for inventory	9,158	—	—	—	9,158
Intangible and other assets, net	12,773	2,988	8,052	(15)	23,798
Total assets	$1,679,167	$406,517	$157,616	$(822,895)	$1,420,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,346	$1,953	$26,509	$—	$47,808
Accrued expenses	11,558	8,459	8,789	—	28,806
Intercompany payables	333,201	427,852	142,966	(904,019)	—
Payables to affiliates	378	—	—	—	378
Deferred revenue	1,043	12,740	805	—	14,588
Total current liabilities	365,526	451,004	179,069	(904,019)	91,580

Long-term debt	723,888	—	—	—	723,888
Employee benefit obligations	7,407	—	—	—	7,407
Intercompany notes payable	—	—	41,356	(41,356)	—
Derivative liabilities	38,996	—	—	—	38,996
Deferred revenue	6,695	600	—	—	7,295
Other non-current liabilities	2,860	3,837	10,747	—	17,444
Total non-current liabilities	779,846	4,437	52,103	(41,356)	795,030
Stockholders’ equity	533,795	(48,924)	(73,556)	122,480	533,795
Total liabilities and stockholders’ equity	$1,679,167	$406,517	$157,616	$(822,895)	$1,420,405

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(847)	$(127)	$(1,609)	$—	$(2,583)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(20,540)	—	—	—	(20,540)
Property and equipment additions	(27)	(83)	(10)	—	(120)
Investment in businesses	(150)	—	—	—	(150)
Restricted cash	(2,500)	—	—	—	(2,500)
Net cash from investing activities	(23,217)	(83)	(10)	—	(23,310)

Cash flows from financing activities:
Borrowings from Facility Agreement	5,008	—	—	—	5,008
Proceeds from contingent equity agreement	18,500	—	—	—	18,500
Payment of deferred financing costs	(250)	—	—	—	(250)
Net cash provided by financing activities	23,258	—	—	—	23,258
Effect of exchange rate changes on cash and cash equivalents	—	—	419	—	419
Net increase (decrease) in cash and cash equivalents	(806)	(210)	(1,200)	—	(2,216)
Cash and cash equivalents at beginning of period	7,343	587	2,021	—	9,951
Cash and cash equivalents at end of period	$6,537	$377	$821	$—	$7,735

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(5,168)	$1,869	$(292)	$(2)	$(3,593)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(32,552)	—	—	—	(32,552)
Property and equipment additions	—	(698)	(106)	2	(802)

Net cash from investing activities	(32,552)	(698)	(106)	2	(33,354)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	25	—	—	—	25
Borrowings from Facility Agreement	12,070	—	—	—	12,070
Net cash provided by financing activities	12,095	—	—	—	12,095
Effect of exchange rate changes on cash and cash equivalents	—	—	89	—	89
Net increase (decrease) in cash and cash equivalents	(25,625)	1,171	(309)	—	(24,763)
Cash and cash equivalents at beginning of period	32,288	(766)	1,495	—	33,017
Cash and cash equivalents at end of period	$6,663	$405	$1,186	$—	$8,254

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending (including for future satellite procurements and launches), our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are a leading provider of mobile voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations, which we refer to as gateways, which we refer to as the Globalstar System.

Beginning in 2006 we started the process of designing, manufacturing and deploying a second-generation satellite constellation. This constellation is designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation constellation. This effort resulted in the launch of our first six second-generation satellites in late 2010 followed by two additional launches of six satellites each in 2011. We expect the fourth launch of six satellites to occur in the second half of 2012. We plan to integrate the new second-generation satellites with the first-generation satellites that were launched in 2007 to form our second-generation constellation. Our new satellites operate seamlessly with our existing constellation, therefore, with each new satellite that we place into service, our service level increases for our voice and Duplex data customers. During 2012, we have placed and expect to place several additional satellites into service, which will continue to increase our service levels. This increase in service level results in our products and services becoming more desirable to existing and potential customers. In 2011 and the first quarter of 2012, existing subscribers began to utilize our services more, measured by minutes of use on the Globalstar System, a trend that we expect to continue. We continue to offer a range of new and price competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

We define a successful level of service for our customers as measured by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call success rates equal to or better than our Mobile Satellite Service (“MSS”) competitors so our products and services are attractive to potential customers. We define voice quality as the ability easily to hear, recognize and understand callers with limited recognizable delay in the transmission. Due to the unique design of the Globalstar System, we outperform on this measure versus geostationary satellite (“GEO”) competitors due to the difference in signal travel distance, approximately 44,000 additional miles for GEO satellites, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

We also compete aggressively on price. In 2004 we were the first in the MSS industry to offer bundled pricing plans that we adapted from the terrestrial wireless industry. We expect to continue to innovate and retain our position as a low cost, high quality leader in the MSS industry.

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

At March 31, 2012, we served approximately 498,000 subscribers. We increased our net subscribers by 11% from March 31, 2011 to March 31, 2012. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We currently provide the following communications services:

•	two-way voice communication and data transmissions, which we call “Duplex,” between mobile or fixed devices; and
•	one-way data transmissions between a mobile or fixed device that transmits its location and other information to a central monitoring station, which includes the SPOT family of consumer market products (“SPOT”) and commercial Simplex products.

Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:

•	Duplex two-way transmission products;
•	Consumer retail SPOT products; and
•	Commercial Simplex one-way transmission products.

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our earnings and cash flows. These key performance indicators include:

•	total revenue, which is an indicator of our overall business growth;
•	subscriber growth and churn rate, which are both indicators of the satisfaction of our customers;
•	average monthly revenue per unit, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each of our Duplex, Simplex, SPOT, and independent gateway operator (“IGO”) revenue;
•	operating income and adjusted EBITDA, which is an indication of our financial performance; and
•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the three months ended March 31, 2012 and 2011

Revenue:

Total revenue decreased by $1.6 million, or approximately 8%, to $16.7 million for the three months ended March 31, 2012 from $18.3 million for the three months ended March 31, 2011. This decrease was due primarily to the recognition of $2.0 million in revenue as a result of the termination of our Open Range partnership in the first quarter of 2011 that did not recur in 2012. This decrease was offset by higher service revenue as a result of increases in our SPOT subscriber base and an increase in equipment sales of our Simplex products. Excluding the effect of revenue recognized related to the termination of our Open Range partnership of approximately $2.0 million in the first quarter of 2011, total revenue increased $0.5 million, or 3%, for the three months ended March 31, 2012 compared to the same period in 2011.

The following table sets forth amounts and percentages of our revenue by type of service for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenue:
Duplex	$4,200	25%	$5,109	28%
SPOT	5,311	32	4,167	23
Simplex	1,310	7	1,221	7
IGO	187	1	358	2
Other	1,619	10	3,344	18
Total	$12,627	75%	$14,199	78%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Equipment Revenue:
Duplex	$545	3%	$614	3%
SPOT	947	6	1,644	9
Simplex	2,030	12	1,179	7
IGO	231	2	400	2
Other	358	2	218	1
Total	$4,111	25%	$4,055	22%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three months ended March 31, 2012 and 2011. The following numbers are subject to immaterial rounding inherent to calculating averages.

	March 31,
	2012	2011
Average number of subscribers for the period (three months ended):
Duplex	91,207	95,483
SPOT	206,530	157,261
Simplex	144,177	131,903
IGO	42,982	50,891

ARPU (monthly):
Duplex	$15.35	$17.83
SPOT	8.57	8.83
Simplex	3.03	3.09
IGO	1.45	2.34

Number of subscribers (end of period):
Duplex	90,366	95,086
SPOT	210,318	162,769
Simplex	147,593	132,492
IGO	42,606	49,298
Other	7,514	7,802
Total	498,397	447,447

Other service revenue includes revenue generated from engineering services and our former Open Range partnership, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

 Service Revenue

Duplex revenue decreased approximately 18% for the three months ended March 31, 2012 compared to the same period in 2011. Our two-way communication issues continue to affect our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 5% during the three months ended March 31, 2012 compared to the same period in 2011. As we launch and place into service our remaining second-generation satellites, our two-way communication reliability will improve, and we expect Duplex service revenue to increase.

SPOT revenue increased approximately 27% for the three months ended March 31, 2012 compared to the same period in 2011.  We generated increased service revenue from our SPOT Satellite GPS Messenger and added additional service revenue from the release of other SPOT consumer retail products. Our SPOT subscriber base increased by approximately 29% during the three months ended March 31, 2012 compared to the same period in 2011.  Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payment.  These suspended accounts represented 24% and 16% of our total SPOT subscribers as of March 31, 2012 and 2011, respectively.

Simplex revenue increased approximately 7% for the three months ended March 31, 2012 compared to the same period in 2011.  We generated increased service revenue due to an increase in our Simplex subscribers of 11% during the three months ended March 31, 2012 compared to the same period in 2011.

Other revenue decreased approximately 52% for the three months ended March 31, 2012 compared to the same period in 2011. This decrease was due primarily to revenue recognized as a result of the termination of our Open Range partnership in the first quarter of 2011. This decrease was offset partially by engineering service revenue recognized in the first quarter of 2012. Excluding the effect of revenue recognized related to the termination of our Open Range partnership of approximately $2.0 million in the first quarter of 2011, other revenue increased $0.3 million, or 18%, for the three months ended March 31, 2012 compared to the same period in 2011.

Equipment Revenue

Duplex equipment sales decreased by approximately 11% for the three months ended March 31, 2012 compared to the same period in 2011. Although we have initiated competitive pricing programs after the first launch of our second-generation satellites in 2010, our two-way communication issues continue to affect our Duplex revenue. As we launch and place into service our remaining second-generation satellites, our two-way communication reliability will improve, and we expect Duplex equipment revenue to increase.

Our inventory and advances for inventory balances were $41.2 million and $9.2 million, respectively, as of March 31, 2012, compared with subscriber equipment sales of $4.1 million for the three months ended March 31, 2012. A significant portion of our inventory consists of Duplex products which are able to operate with both our first-generation constellation and our second-generation constellation. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. As discussed in Note 8 to the condensed consolidated financial statements, we are currently seeking to negotiate termination of this commitment. We have not entered into any other purchase commitments to produce or purchase the next generation of Duplex products.

We sold a limited number of Duplex products in 2011 and the first quarter of 2012, compared to the high level of inventory on hand. However, we have several initiatives underway to increase our subscriber equipment sales for Duplex products in the future, which depend upon successfully completing the deployment of our second-generation constellation. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased approximately 42% for the three months ended March 31, 2012 compared to the same period in 2011. This decrease relates to lower sales of our SPOT Satellite GPS Messenger and other SPOT consumer retail products for the three months ended March 31, 2012 compared to the same period in 2011.

Simplex equipment sales increased approximately 72% for the three months ended March 31, 2012 compared to the same period in 2011. This increase is due to higher sales of our machine-to-machine data products and the timing of orders received by certain customers, which accelerated the number of units sold in the current period, resulting in increased equipment sales. The increase was also due to a change in the sales mix to higher priced machine-to-machine data products.

Operating Expenses:

Total operating expenses increased $0.7 million, or approximately 2%, to $31.7 million for the three months ended March 31, 2012 from $31.0 million for the same period in 2011. We attribute this increase to higher depreciation expense as a result of additional second-generation satellites coming into service throughout 2011 and the first quarter of 2012, offset by decreases in other components of operating expenses.

Cost of Services

Cost of services decreased $1.7 million, or approximately 24%, to $5.4 million for the three months ended March 31, 2012 from $7.1 million during the same period in 2011. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decreases were due primarily to implementation of our plan to lower costs by reducing headcount and monitoring operating expenses.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.1 million, or approximately 2%, to $2.7 million for the three months ended March 31, 2012 from $2.8 million for the same period in 2011. We experienced a decrease due to lower manufacturing costs for our SPOT and Simplex products. This decrease was offset slightly by an increase in equipment revenue of 1% for the same period.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $1.7 million, or approximately 16%, to $8.5 million for the three months ended March 31, 2012 from $10.2 million for the same period in 2011. This decrease was due primarily to our plan to improve cost structure by reducing headcount and monitoring operating costs. This decrease was offset slightly by higher legal fees of approximately $0.7 million incurred during the quarter, primarily related to the arbitration with Thales.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $4.1 million, or approximately 39%, to $14.7 million for the three months ended March 31, 2012 from $10.6 million for the same period in 2011. The increase relates primarily to additional depreciation expense for the second-generation satellites placed into service throughout 2011 and the first quarter of 2012.

Other Income (Expense):

Interest Income and Expense

Interest expense increased by $1.8 million to $3.0 million for the three months ended March 31, 2012 from $1.2 million for the same period in 2011. This decrease was due to a reduction in our capitalized interest due to the status of our construction in progress. As we place satellites into service, our construction in progress balance related to our second-generation satellites decreases. As a result of this decrease in our construction in progress balance, we were required to record approximately $1.8 million in interest expense during the first quarter of 2012.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $12.9 million to a loss of $6.5 million for the three months ended March 31, 20112 compared to a gain of $6.4 million in the same period in 2011. The derivative loss was primarily due to increases in our stock price during the period.

Other

Other income decreased by $1.0 million to $0.2 million for the three months ended March 31, 2012 compared to $1.2 million for the same period in 2011.  The decrease was primarily related to the change in foreign currency gains (losses) for the three months ended March 31, 2012 compared to the same period in 2011.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet capital expenditure needs, including procuring and deploying our second-generation constellation, next-generation ground upgrades, repayment of our long-term debt, operating costs, and working capital.  Our principal sources of liquidity are the remaining funds in our contingent equity account, cash on hand, cash flows from operations, the remaining funds available under our Facility Agreement, and funds from financing not yet arranged.

Comparison of Cash Flows for the three months ended March 31, 2012 and 2011

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Net cash used by operating activities	$(2,583)	$(3,593)
Net cash used in investing activities	(23,310)	(33,354)
Net cash provided by financing activities	23,258	12,095
Effect of exchange rate changes on cash	419	89
Net decrease in cash and cash equivalents	$(2,216)	$(24,763)

Cash Flows Used by Operating Activities

Net cash used in operating activities during the three months ended March 31, 2012 was $2.6 million compared to $3.6 million for the same period in 2011. Favorable changes in operating assets and liabilities during the three months ended March 31, 2012 caused the decrease in cash used. We continued to use cash to fund cash operating losses (after adjustments for non-cash expenses including depreciation, amortization, accretion, stock based compensation, impairment of assets, and changes in the fair values of derivative assets and liabilities).

Cash Flows Used in Investing Activities

Cash used in investing activities was $23.3 million for the three months ended March 31, 2012 compared to $33.4 million for the same period in 2011. The decrease in cash used during the three months ended March 31, 2012 when compared to the same period in 2010 was primarily the result of decreased payments related to the construction of our second-generation constellation as the second-generation satellites neared completion and the deferral of payments to contactors working on the construction of our next-generation ground upgrades.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $11.1 million to $23.2 million for the three months ended March 31, 2012 from $12.1 million for the same period in 2011. The increase was due primarily to higher funding needs for operations and for the construction of our second-generation satellites and related ground facilities. We funded these activities by borrowing under our Facility Agreement and drawing from our contingent equity account.

Cash Position and Indebtedness

As of March 31, 2012, cash and cash equivalents were $7.7 million; cash available under our Facility Agreement was $3.0 million; and cash in our contingent equity account was $27.3 million; compared to cash and cash equivalents, cash available under our Facility Agreement, and cash in our contingent equity account at December 31, 2011 of $9.9 million, $8.0 million, and $45.8 million, respectively.

Facility Agreement

On June 5, 2009, we entered into a $586.3 million senior secured facility agreement with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and COFACE agent. COFACE, the French export credit agency, has provided a 95% guarantee to the lending syndicate of our obligations under the Facility Agreement.  At the time of closing, the facility was comprised of:

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

The facility will mature 84 months after the first repayment date. Scheduled semi-annual principal repayments will begin the earlier of eight months after the fourth launch of the second-generation constellation or June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Interest payments are due on a semi-annual basis.

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

We may not re-borrow amounts repaid. We must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. In addition to the financial covenants described above, the Facility Agreement places limitations on our ability and the ability of our subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates.

Pursuant to the terms of the Facility Agreement, we were required to fund a total of $46.8 million to the debt service reserve account. The funds in this account are restricted to making principal and interest payments under certain circumstances. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates.

As of March 31, 2012, we were in compliance with all such covenants. However, due to the delays in receiving spacecraft from Thales, we may not achieve in-orbit acceptance of the 18 previously-launched second-generation satellites by the date specified in the Facility Agreement. At the time we filed our 2011 Form 10-K, we believed we could meet this nonfinancial covenant. However, we have raised newly launched satellites earlier than originally planned, slowing their orbital speeds. This action reduced our ability to change the final orbital position of all 18 satellites by the deadline. We may not fully comply with this nonfinancial covenant and are in the process of seeking a waiver. We anticipate that it is likely that we will be able to obtain such waiver, or amendment to the applicable covenant, because we have obtained such amendments to this covenant in the past. If we cannot obtain either a waiver or an amendment, our failure to comply would constitute an event of default. An event of default under the Facility Agreement would permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions.

See Note 4 for further discussion of the Facility Agreement and other long-term debt.

Capital Expenditures

We have entered into various contractual agreements related to the procurement and deployment of our second-generation constellation and next-generation ground upgrades, as summarized below. We are currently in negotiations with certain contractors to defer some scheduled payments to 2013 and beyond. The discussion below is based on our current contractual obligations to these contractors.

Second-Generation Satellites

In June 2009, we entered into an amended and restated contract with Thales for the construction of our second-generation low-earth orbit satellites and related services, to incorporate prior amendments and acceleration requests, and to make other non-material changes to the contract entered into in November 2006. We successfully completed three launches of six second-generation satellites each in October 2010, July 2011, and December 2011. We expect to launch the remaining six satellites during the second half of 2012. In March 2007, we also entered into an agreement with Thales for the construction of the Satellite Operations Control Centers, Telemetry Command Units and In Orbit Test Equipment (collectively, the “Control Network Facility”) for our second-generation satellite constellation. The Control Network Facility achieved final acceptance in October 2010.

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

The amount of capital expenditures incurred as of March 31, 2012 and estimated future capital expenditures related to the construction and deployment of the first 24 satellites of our second-generation constellation and the launch services contract is presented in the table below (in thousands, excluding capitalized interest):

	Payments through March 31,	Estimated Future Payments
Capital Expenditures	2012	Remaining 2012	2013	Thereafter	Total
Thales Second-Generation Satellites	$619,651	$4,009	$—	$—	$623,660
Thales Satellite Operations Control Centers	15,138	—	—	—	15,138
Arianespace Launch Services	207,375	8,625	—	—	216,000
Launch Insurance	30,693	9,210	—	—	39,903
Other Capital Expenditures and Capitalized Labor	39,341	10,091	74	—	49,506
Total	$912,198	$31,935	$74	$—	$944,207

As of March 31, 2012, $5.7 million of these capital expenditures were recorded in accounts payable and accrued expenses.

 Additional Second-Generation Satellites

Although we have a contract with Thales to construct additional satellites, we are currently in arbitration with Thales to enforce certain rights under our contract. We have previously paid Thales €12.0 million for the procurement of certain long lead item components and parts for six of these satellites and prepaid €53.0 million for these satellites.  We include these amounts in the table above. Thales claims that the €53.0 payment was for the construction of the first 24 second-generation satellites and not Phase 3 satellites. We requested and have received formal assurance from Thales that this arbitration will not affect any work being performed pursuant to the contract regarding manufacturing and delivery of the remaining first 24 satellites.  Thales currently seeks a declaration and award of termination charges of €51.5 million, alleging that we have terminated the 2009 contract for convenience. We have counterclaimed that if the contract is found to have been terminated for convenience, we are entitled to a €395 million reimbursement from Thales. (See Note 9 for a further description of the arbitration.)

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in various next-generation Globalstar devices. In August 2009, we amended this agreement extending the performance schedule by 15 months and revising certain payment milestones. In March 2010, we amended the contract adding new features, including our option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices.

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

The amount of actual and contractual capital expenditures related to the construction of the ground component and related costs are presented in the table below (in thousands, excluding capitalized interest):

	Payments through March 31,	Estimated Future Payments
Capital Expenditures	2012	Remaining 2012	2013	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$57,562	$35,854	$11,181	$—	$104,597
Ericsson ground network	2,584	4,408	20,730	1,416	29,138
Total	$60,146	$40,262	$31,911	$1,416	$133,735

In March 2012, we entered into an agreement with Hughes to extend to June 29, 2012 our deadline to make payments previously due under the contract, provided we make a payment of $0.5 million in April 2012 and $0.5 million in May 2012. We made the April 2012 payment. The deferred payments continue to incur interest at the rate of 10% per annum. As of March 31, 2012 we had incurred and capitalized $73.1 million of costs related to this contract, of which $21.0 million is recorded in accounts payable. If we terminate the contract for convenience, we must make a final payment of $20.0 million in either cash or our common stock at our election.  If we elect to pay in our common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of the stock and deliver the proceeds to Hughes.

In March 2012, we entered into an agreement with Ericsson which deferred to June 28, 2012 approximately $5.0 million in milestone payments due under the contract. The remaining milestones previously due under the contract in 2012 were deferred to 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum.

As of March 31, 2012, we recorded $25.2 million of these capital expenditures in accounts payable and accrued expenses. In accordance with the French Ministry’s authorization to operate our second-generation satellite constellation, we are currently on schedule to enhance the existing gateway operations in Aussaguel, France to include satellite operations and control functions by March 2013. The above table does not include any costs for this facility or any other capital expenditures not yet contracted for or capitalized labor.

Liquidity

As discussed in Note 2 to our condensed consolidated financial statements, we have developed a plan to improve operations; complete the launch of 24 second-generation satellites; complete the development, construction, and activation of additional second-generation satellites and next generation ground upgrades; and obtain additional financing, which has not yet been arranged.  We cannot assure you that we can implement this plan successfully.

Our principal liquidity needs include payments to complete the procurement of our second-generation satellites and the launch of the remaining six second-generation satellites (including payments for launch insurance) and to fund our working capital needs and cash operating costs to our contractors for the upgrade of our gateways and other ground facilities. We plan to fund our short-term liquidity needs from cash on hand ($7.7 million at March 31, 2012), cash from our Facility Agreement ($3.0 million was available at March 31, 2012), cash available in our contingent equity account ($27.3 million was available at March 31, 2012) and operating cash flows, if any.

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

Although we anticipate a successful launch of the remaining six second-generation satellites during the second half of 2012, the development of a solution for the momentum wheel issues relating to our second-generation satellites, a favorable outcome of the Thales arbitration, continued deferral of contract payments with our major contractors, and improvement of operating results, we cannot guarantee that our business plan will be successful.

Contractual Obligations and Commitments

There have been no other significant changes to our contractual obligations and commitments since December 31, 2011 except those discussed above.

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

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2012, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three months ended March 31, 2012.

(b)	Changes in internal control over financial reporting.

As of March 31, 2012, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission ("SEC"), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to the risk factors disclosed in Part I. Item 1A."Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 13, 2012.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Amendment No. 7 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of February 1, 2012

10.2†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated March 30, 2012

10.3†	Letter Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 8, 2012

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: May 10, 2012
James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)

