Form 10-K/A
period 2011-12-31
Globalstar, Inc.
filed 2012-06-25
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment #1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Form 10-K for the fiscal year ended December 31, 2011, which was originally filed on March 13, 2012 (the “Original 10-K”). We are filing this Amendment as required by comments received from the Commission Staff relating to its review of our confidential treatment request filed with the Original 10-K. The Amendment involves no material information or changes to the Original 10-K. It is being filed solely to re-file Exhibit 10.25 to the Original 10-K in order to include one part of an exhibit. Consistent with this change, Item 15(a)(3) of Part IV and new Exhibit 31.1 are being filed, as required by the Commission regulations.

Except as set forth above, the Original 10-K is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after March 13, 2012, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	3. See Index of Exhibits for a listing of all exhibits to this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: June 25, 2012	James Monroe III
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Asset Purchase Agreement among Axonn L.L.C., Spot LLC and Globalstar, Inc. dated December 18, 2009 (Exhibit 2.2 to Form 10-K filed March 12, 2010)

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*	First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008, including Form of Global 5.75% Convertible Senior Note due 2028 (Exhibit 4.2 to Form 8-K filed April 16, 2008)

4.3*	Amendment to First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of December 1, 2008 (Exhibit 4.3 to Form 10-K filed March 31, 2009)

4.4*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.5*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.6*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.7*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.8*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.9*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

4.10*	Third Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 14, 2011 (Exhibit 4.1 to Form 8-K/A filed June 21, 2011)

4.11*	Form of 5.0% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K/A filed June 121, 2011)

4.12*	Guaranty Agreement dated as of June 14, 2011 by and among Globalstar, Inc., Certain Subsidiaries of Globalstar, Inc. as Subsidiary Guarantors, in favor of U.S. Bank, National Association, as Trustee (Exhibit 4.3 to Form 8-K/A filed June 21, 2011)

4.13*	Form of Warrant issued with the 5.0% Senior Unsecured Convertible Notes (Exhibit 4.4 to Form 8-K/A filed June 21, 2011)

10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.2*†	Amendment No. 1 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.7 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.3*†	Amendment No. 2 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.8 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.4*†	Amendment No. 3 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of September 30, 2005 (Exhibit 10.9 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.5*	Amendment No. 4 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of August 15, 2006 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.6*†	Amendment No. 5 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of November 20, 2007 (Exhibit 10.6 to Form 10-K filed March 31, 2009)

10.7*	Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007 (Exhibit 10.7 to Form 10-K filed March 31, 2009)

10.8*†	Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008 (Exhibit 10.8 to Form 10-K filed March 31, 2009)

10.9*†	Amendment No. 8 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of August 18, 2009 (Exhibit 10.4 to Form 10-Q filed May 7, 2010)

10.10*†	Amendment No. 9 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of February 24, 2010 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.11*†	Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space dated June 3, 2009 (Exhibit 10.2 to Form 10-Q filed August 10, 2009)

10.12*†	Amendment No.1 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.10 to Form 10-K filed March 12, 2010)

10.13*†	Amendment No.2 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.14*	Amendment No.3 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated August 23, 2010 (Exhibit 10.14 to Form 10-K filed March 31, 2011)

10.15*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)

10.16*†	Amended and Restated Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated March 9, 2010 (Exhibit 10.1 to Form 10-Q filed May 7, 2010)

10.17*	Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)

10.18*	Amendment to Share Lending Agreement by and among Globalstar, Inc. and Merrill Lynch International (through Merrill Lynch, Pierce, Fenner & Smith Incorporated) dated as of December 18, 2008 (Exhibit 10.24 to Form 10-K filed March 31, 2009)

10.19*	Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)

10.20*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.21*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.22*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.23* †	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.24* †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011 (Exhibit 10.24 to Form 10-K filed March 13, 2012)

10.25 †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011

10.26*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.27*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2009 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.28* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.29* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.30*†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of November 21, 2011 (Exhibit 10.30 to Form 10-K filed March 13, 2012)

10.31*†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011 (Exhibit 10.31 to Form 10-K filed March 13, 2012)

10.32*	COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Societe Generale, Natixis, Calyon and Credit Industrial et Commercial date June 5, 2009 conformed to include amendments through October 28, 2010 (Exhibit 10.1 to Form 10-Q/A filed November 10, 2010)

10.33*	Amendment #4 to Facility Agreement dated December 22, 2010 (Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2011)
10.34*	Amendment #5 to Facility Agreement dated March 16, 2011 (Exhibit 10.1 to Form 8-K Current Report filed March 21, 2011)

10.35*	Amendment No. 6 to the Facility Agreement dated March 29, 2011 (Exhibit 10.3 to Form 10-Q filed November 8, 2011)

10.36*†	Dead of Waiver of Amendment No. 7 to the Facility Agreement dated September 30, 2011 (Exhibit 10.3 to Form 10-Q filed November 8, 2011)

10.37*	Amendment No. 8 to the Facility Agreement dated January 23, 2012 (Exhibit 10.37 to Form 10-K filed March 13, 2012)

10.38*	Amendment No. 9 to the Facility Agreement dated March 6, 2012 (Exhibit 10.38 to Form 10-K filed March 13, 2012)

10.39*	Contingent Equity Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.4 to Form 10-Q filed August 10, 2009)

10.40*	Loan Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 25, 2009 (Exhibit 10.5 to Form 10-Q filed August 10, 2009)

10.41*	Registration Rights Agreement dated June 14, 2011 (Exhibit 10.3 to Form 8-K/A filed June 21, 2011)

Executive Compensation Plans and Agreements

10.42*	Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Annex A to Definitive Proxy Statement filed March 31, 2008)

10.43*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.44*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.45*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.46*	Severance Agreement with Peter J. Dalton dated August 25, 2011 (Exhibit 10.2 to Form 10-Q filed November 8, 2011)

10.47*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

12.1*	Ratio of Earnings to Fixed Charges (Exhibit 12.1 to Form 10-K filed March 13, 2012)

21.1*	Subsidiaries of Globalstar, Inc. (Exhibit 21.1 to Form 10-K filed March 13, 2012)

23.1*	Consent of Crowe Horwath LLP (Exhibit 23.1 to Form 10-K filed March 13, 2012)

24.1*	Power of Attorney (included as part of signature page to Form 10-K filed March 13, 2012)

31.1	Section 302 Certification

32.1*	Section 906 Certification (Exhibit 32.1 to Form 10-K filed March 13, 2012)

101.INS* **	XBRL Instance Document (Form 10-K filed March 13, 2012)

101.SCH* **	XBRL Taxonomy Extension Schema Document (Form 10-K filed March 13, 2012)

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document (Form 10-K filed March 13, 2012)

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document (Form 10-K filed March 13, 2012)

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document (Form 10-K filed March 13, 2012)

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document (Form 10-K filed March 13, 2012)

*	Incorporated by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.