Form 10-Q
period 2012-06-30
Globalstar, Inc.
filed 2012-08-09
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, 301,610,812 shares of voting common stock and 106,767,684 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenue:
Service revenues	$14,150	$13,377	$26,777	$27,576
Subscriber equipment sales	5,831	5,622	9,942	9,677
Total revenue	19,981	18,999	36,719	37,253
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,797	7,291	11,156	14,353
Cost of subscriber equipment sales	3,701	3,667	6,425	6,450
Cost of subscriber equipment sales – reduction in the value of inventory	49	331	298	422
Marketing, general, and administrative	8,763	11,572	17,284	21,754
Reduction in the value of long-lived assets	7,139	161	7,218	446
Contract termination charge	22,048	—	22,048	—
Depreciation, amortization, and accretion	15,888	12,795	30,623	23,406
Total operating expenses	63,385	35,817	95,052	66,831
Loss from operations	(43,404)	(16,818)	(58,333)	(29,578)
Other income (expense):
Interest income and expense, net of amounts capitalized	(3,781)	(1,155)	(6,831)	(2,367)
Derivative gain	20,432	3,861	13,911	10,296
Other	(632)	125	(500)	1,304
Total other income	16,019	2,831	6,580	9,233
Loss before income taxes	(27,385)	(13,987)	(51,753)	(20,345)
Income tax expense	148	81	305	189
Net loss	$(27,533)	$(14,068)	$(52,058)	$(20,534)
Loss per common share:
Basic	$(0.07)	$(0.05)	$(0.14)	$(0.07)
Diluted	(0.07)	(0.05)	(0.14)	(0.07)
Weighted-average shares outstanding:
Basic	379,433	294,963	368,482	294,013
Diluted	379,433	294,963	368,482	294,013

Comprehensive loss	$(27,443)	$(14,321)	$(51,509)	$(20,541)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	(Unaudited)	(Audited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,820	$9,951
Restricted cash	700	—
Accounts receivable, net of allowance of $6,788 and $7,296, respectively	11,781	12,393
Inventory	41,154	41,848
Prepaid expenses and other current assets	12,972	5,281
Total current assets	71,427	69,473
Property and equipment, net	1,231,391	1,217,718
Restricted cash	46,776	46,776
Deferred financing costs	50,789	53,482
Advances for inventory	9,158	9,158
Intangible and other assets, net	7,543	23,798
Total assets	$1,417,084	$1,420,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$83,755	$—
Accounts payable, including contractor payables of $23,750 and $32,275, respectively	31,983	47,808
Accrued contract termination charge	22,048	—
Accrued expenses	37,297	28,806
Payables to affiliates	170	378
Deferred revenue	15,019	14,588
Total current liabilities	190,272	91,580
Long-term debt, less current maturities	655,208	723,888
Employee benefit obligations	7,375	7,407
Derivative liabilities	18,689	38,996
Deferred revenue	7,797	7,295
Other non-current liabilities	16,039	17,444
Total non-current liabilities	705,108	795,030

Commitments and contingences (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2012 and December 31, 2011:
Series A Preferred Convertible Stock of $0.0001 par value, one share authorized and none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 301,610,812 and 297,175,777 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	30	30
Nonvoting Common Stock of $0.0001 par value. 135,000,000 shares authorized; 106,767,684 and 55,881,512 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	11	5
Additional paid-in capital	831,996	792,584
Accumulated other comprehensive loss	(2,551)	(3,100)
Retained deficit	(307,782)	(255,724)
Total stockholders’ equity	521,704	533,795
Total liabilities and stockholders’ equity	$1,417,084	$1,420,405

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows provided by (used in) operating activities:
Net loss	$(52,058)	$(20,534)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	30,623	23,406
Change in fair value of derivative assets and liabilities	(13,911)	(10,296)
Stock-based compensation expense	394	1,554
Amortization of deferred financing costs	1,673	1,798
Loss on equity method investment	210	210
Noncash interest expense	2,884	—
Impairment of long-lived assets	7,218	—
Contract termination charge	22,048	—
Foreign currency and other, net	1,586	1,156
Changes in operating assets and liabilities:
Accounts receivable	202	(2,920)
Inventory	317	964
Prepaid expenses and other current assets	891	159
Other assets	146	(996)
Accounts payable and accrued expenses	(933)	(412)
Payables to affiliates	(208)	(530)
Other non-current liabilities	(540)	858
Deferred revenue	1,366	98
Net cash provided by (used in) operating activities	1,808	(5,485)
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs	(33,562)	(57,907)
Property and equipment additions	(195)	(1,242)
Investment in businesses	(200)	(500)
Restricted cash	(700)	(5,579)
Net cash used in investing activities	(34,657)	(65,228)
Cash flows from financing activities:
Borrowings from Facility Agreement	5,008	16,330
Proceeds from contingent equity agreement	23,000	—
Proceeds from issuance of common stock and exercise of warrants	100	525
Proceeds from the issuance of 5.0% convertible notes	—	38,000
Proceeds from the contribution to the debt service reserve account	—	7,643
Payment of deferred financing costs	(250)	(1,044)
Net cash from financing activities	27,858	61,454
Effect of exchange rate changes on cash	(140)	330
Net (decrease) increase in cash and cash equivalents	(5,131)	(8,929)
Cash and cash equivalents, beginning of period	9,951	33,017
Cash and cash equivalents, end of period	$4,820	$24,088
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$16,894	$17,033
Income taxes	144	65
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and ground costs	5,039	8,788
Reduction in capitalized accrued interest for second-generation satellites and ground costs	2,473	4,872
Capitalization of the accretion of debt discount and amortization of prepaid finance costs	6,334	11,809
Payments made in Common Stock	933	774
Reduction in assets and liabilities due to note conversions	—	1,974
Fair value adjustment due to warrant conversions	420	564
Conversion of contingent equity account derivative liability to equity	5,853	5,955
Value of warrants issued in connection with the contingent equity account loan fee	2,226	8,318
Recognition of a beneficial conversion feature on long-term debt	—	17,100
Value of warrants issued in connection with raising capital and debt	—	8,081
Capitalized interest paid in common stock on the 5% and 8% Notes	2,874	1,799

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This adoption has been reflected in the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. This adoption did not have an impact on the Company’s condensed consolidated financial statements.

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

In each of the last three years and the six months ended June 30, 2012, the Company has generated operating losses, which has adversely affected the Company’s liquidity. These operating results were caused primarily by the deterioration of the Company’s first-generation satellite constellation and delays in the launch and deployment of its second-generation satellites, which in turn reduced its ability to provide reliable Duplex service to its customers. In response to these circumstances, the Company developed a plan to improve operations; complete the launches of the remaining second-generation satellites; complete the construction, deployment and activation of additional second-generation satellites and next-generation ground upgrades; and obtain additional financing.

As further described below, the Company has taken the following steps pursuant to its plan.

•	Reduced operating expenses by decreasing headcount and streamlining its supply chain and other operations, consolidating its world-wide operations, including the completion of the relocation of its corporate headquarters to Covington, Louisiana, and simplifying its product offerings.

•	Increased revenues by focusing on marketing its Simplex and SPOT products targeted to the consumer and enterprise markets.

•	Successfully launched 18 second-generation satellites.

•	Generated cash by issuing $38.0 million in 5.0% Notes and drawing $37.2 million from its contingent equity account.

•	Improved liquidity by obtaining lender agreement to defer principal payments on its senior unsecured facility agreement (the “Facility Agreement”).

•	Obtained the required licensing to activate its ground stations in North America to send to, and receive call traffic from, its second-generation satellites.

•	Settled disputes with Thales Alenia Space (“Thales”) regarding prior contractual issues and agreed with Thales on a commercial proposal to purchase from Thales six additional second-generation satellites.

The Company believes that these actions, combined with additional actions included in its operating plan, will result in improved cash flows from operations. These additional actions include, among other things, the following:

•	Launching six more second-generation satellites during the second half of 2012.

•	Continuing to focus on reducing and controlling operating expenses.

•	Restructuring payment arrangements in its contracts with major service providers.

•	Improving its key business processes and leveraging its information technology platform.

•	Increasing revenue and ARPU through further implementation of its sales and marketing programs designed to take advantage of the continued expansion of the Company’s Duplex coverage.

Despite continued improvements in operating results, the Company does not have sufficient cash on hand, cash flows from operations, and available funds in its contingent equity account to meet its existing contractual obligations over the next 12 months. The Company is currently seeking additional external financing and amendments to its existing debt obligations, including the Facility and the 5.75% Convertible Senior Unsecured Notes (the “5.75% Notes”) and certain other contractual obligations. In addition, substantial other uncertainties remain related to the timing and outcome of the fourth launch of six second-generation satellites, the Company’s ability to comply in future periods with one of the Facility’s nonfinancial covenants (see Note 4 for further discussion), the remaining useful life of the first-generation satellites still in service and the impact and timing of the Company’s plans to improve operating cash flows and to restructure its contractual obligations. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, the Company’s ability to continue to execute its business plans will be adversely affected.

Further, the Company’s longer-term business plan includes launching additional second-generation satellites beyond the first 24, making major improvements to its ground infrastructure and releasing new products. To execute these longer-term plans successfully, the Company will need to obtain additional external financing to fund these expenditures. Although the Company is seeking such financing and is continuing to address requirements with contractors, there is no guarantee that these efforts will be successful given the scope, complexity, cost and risk of completing the construction of the space and ground components of its second-generation constellation and the development of marketable new products. Accordingly, the Company is not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on the Company’s performance and liquidity.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Globalstar System:
Space component	$703,576	$532,487
Ground component	48,875	49,109
Construction in progress:
Space component	510,056	650,920
Ground component	84,160	80,071
Prepaid long-lead items and other	18,134	18,028
Total Globalstar System	1,364,801	1,330,615
Internally developed and purchased software	13,953	14,052
Equipment	12,394	12,333
Land and buildings	3,974	4,152
Leasehold improvements	1,406	1,402
	1,396,528	1,362,554
Accumulated depreciation and amortization	(165,137)	(144,836)
	$1,231,391	$1,217,718

 Contracts

The following table presents the contract prices for the construction of the Company’s second-generation satellites and ground upgrades (in thousands):

Contract
Price
Thales second-generation satellites (Phase 1 and 2)	$622,690
Arianespace launch services	216,000
Launch insurance	39,903
Hughes next-generation ground component	104,597
Ericsson next-generation ground network	29,036
Total	$1,012,226

As of June 30, 2012, the Company had incurred $945.6 million of costs under these contracts, including contracts payable and accrued expenses of $26.5 million, excluding interest.  Of the amounts incurred, the Company had capitalized $940.1 million and expensed $5.5 million of research and development costs. The table above does not include any amounts for the cost of six additional second-generation satellites, as discussed further below.

Second-Generation Satellites

In June 2009, the Company and Thales entered into an amended and restated contract for the construction of the Company’s second-generation low-earth orbit satellites and related services, to incorporate prior amendments and acceleration requests, and to make other non-material changes to the contract entered into in November 2006. The Company has launched 18 of the 24 second-generation satellites and plans to launch the remaining six satellites in 2012; however, this plan is subject to numerous circumstances that are outside of the Company’s control.

In June 2012, the Company and Thales agreed to settle their prior commercial disputes including those disputes which were the subject of a May 2012 arbitration award. In addition, the Company and Thales agreed to the principal terms relating to the Company’s purchase from Thales of six additional second-generation satellites at a fixed price of approximately €25 million per satellite, payable over an approximately three-year period after commencement of manufacturing. The Company and Thales expect to enter into a commercial contract, which will be subject to various conditions, including the receipt by the Company of necessary third-party financing. See Note 9 for further discussion.

The Company’s second-generation satellites were designed with four momentum wheels each. Each satellite requires three functioning momentum wheels for normal operation. The fourth momentum wheel acts as a non-operating spare. Momentum wheels are high precision flywheels used to provide attitude control and stability of the spacecraft. Momentum wheels on certain satellites launched in October 2010 and July 2011 have exhibited anomalous behavior necessitating the removal of such wheels from service. To date, this has not had a significant impact on the Company’s overall service levels. The satellites launched in December 2011 have not experienced any similar behavior associated with their momentum wheels. The Company and Thales are currently working together to develop a software-based solution that the Company plans to upload to certain satellites to permit such satellites to operate on as few as two momentum wheels. Although Thales has successfully conducted computer simulations of the proposed software solution, the Company can provide no assurance that a solution will be developed and implemented successfully. The Company remains confident at this time that a software upgrade of the AOCS system is achievable; however if Thales and the Company are unable successfully to develop and implement this solution, or otherwise resolve the anomalous behavior, the Company’s investment in the affected satellites may be impaired.

For assets that are no longer providing service, the estimated cost and accumulated depreciation are removed from property and equipment. During the second quarter of 2012, the Company reduced the carrying value of its first-generation constellation by approximately $7.1 million. This loss is recorded in operating expenses for the three and six months ended June 30, 2012.

In March 2010, the Company and Arianespace entered into an amended and restated contract to incorporate prior amendments to the contract executed in September 2007 for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of six satellites each and one optional launch of six satellites. Notwithstanding the one optional launch, the Company may contract separately with Arianespace or another provider of launch services after Arianespace’s firm launch commitments are fulfilled. In addition, the Company is currently negotiating with Arianespace regarding certain additional costs related to prior launches and the cost of the fifth launch. The Company has accrued its best estimate of the amounts owed for prior launch costs. This amount is included in accounts payable and accrued expenses. The Company has communicated to Arianespace that it does not agree with the amounts invoiced based on the Company’s interpretation of the contract. In August 2012, the Company received notification of payment default from Arianespace. Based on the terms and conditions of the amended and restated contract, Arianespace is entitled to suspend any and all of its activities in preparation of the fourth launch if the Company does not make payment in full within 15 days. If payment is not made within 60 days, Arianespace is entitled to terminate the contract, which would be an event of default under the Facility Agreement. Both the Company and Arianespace are working together to reach a mutually beneficial resolution.

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

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	June 30, 2012	December 31, 2011

Total Interest Capitalized	$201,299	$176,361

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Current Period Interest Capitalized	$12,027	$13,079	$24,938	$25,602

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Depreciation Expense	$15,111	$11,656	$29,578	$21,472

 4. BORROWINGS

Long-term debt consists of the following (in thousands):

	June 30, 2012		December 31, 2011
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value

Facility Agreement	$583,303	$583,303	$578,295	$578,295
Subordinated Loan	50,332	46,426	47,384	43,255
5.0% Convertible Senior Unsecured Notes	39,922	14,846	38,949	13,077
8.00% Convertible Senior Unsecured Notes	48,846	27,344	47,516	25,203
5.75% Convertible Senior Unsecured Notes	71,804	67,044	71,804	64,058
Total debt	794,207	738,963	783,948	723,888
Less: current portion	88,515	83,755	—	—
Long-term debt	$705,692	$655,208	$783,948	$723,888

Facility Agreement

The Company has a $586.3 million Facility Agreement, as amended, that is scheduled to mature 84 months after the first repayment date. Scheduled semi-annual principal repayments will begin on the earlier of eight months after the fourth launch of the second-generation constellation or June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants.

During the second quarter of 2012, the Company received two reservation of rights letters from the COFACE Agent identifying potential existing defaults of certain non-financial provisions of the Facility Agreement that may have occurred as a result of the Thales arbitration ruling and the subsequent agreements reached with Thales related to the arbitration. The letters indicated that the lenders are evaluating their position in respect to the potential existing defaults. During this evaluation process, the lenders do not permit funding of the remaining $3.0 million available under the Facility Agreement. Management believes that the events cited by the agent to the Facility Agreement are not events of default as defined by the Facility Agreement.  However, to eliminate any uncertainty regarding these events, the Company and the lenders are working on an amendment and waiver with respect to each of the potential events cited which is expected to be completed promptly.  As of the date these financial statements were issued, the COFACE Agent had not declared an event of default under the Facility Agreement, and accordingly the borrowings have been shown as non-current on the June 30, 2012 balance sheet.

On August 1, 2012, the Company had not achieved in-orbit acceptance of the 18 previously launched second generation satellites as required under the Facility Agreement.  On August 9, 2012, the Company entered into Waiver Letter No. 10, which extends the provision to require in-orbit acceptance of the 18 satellites to December 31, 2012.

Due to the launch delays, the Company expects that it may not be in compliance with certain financial covenants specified in the Facility Agreement during the next 12 months. As a result, the Company expects to seek amended covenant levels. If the Company cannot obtain either a waiver or an amendment, the failure to comply would represent an event of default. An event of default under the Facility Agreement would permit acceleration of indebtedness under the Facility. That acceleration would permit acceleration of the Company’s obligations under other agreements that contain cross-acceleration provisions.

As a result of the delivery delays discussed in the previous paragraph, the Company was required to enter into Amendment Letters No. 8 and 9 to the Facility Agreement.

On January 23, 2012, the Company entered into Amendment Letter No. 8 to the Facility Agreement, which extended to June 14, 2012 the period in which the Company may draw the remaining funds under the Facility Agreement.

On March 6, 2012, the Company entered into Amendment Letter No. 9 to the Facility Agreement, which extends the availability period to December 31, 2012; delays to April 30, 2013 the last date for final in-orbit acceptance of 24 second-generation satellites; delays the first repayment date for principal payments to the earlier of eight months after the fourth launch of second-generation satellites or June 30, 2013; and amends certain covenants including (a) adjusted consolidated EBITDA, (b) debt service coverage ratio and (c) net debt to adjusted consolidated EBITDA.

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

The Contingent Equity Agreement provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants entitling the holder to purchase shares of the Company’s common stock at $0.01 per share during a five-year exercise period from issuance. The number of shares issuable under the warrants is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, but not to be lower than $0.20. Prior to June 19, 2012, the common stock price was subject to a reset provision on certain valuation dates subsequent to issuance whereby the warrant price used in the calculation was the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date. The Company determined that the warrants issued in conjunction with the availability fee were derivatives and recorded the value of the derivatives as a component of other non-current liabilities at issuance. The offset was recorded in other assets and was amortized over the one-year availability period. The warrants issued on June 19, 2012 are not subject to a reset provision subsequent to issuance. The value of the warrants issued was recorded as equity and the offset was recorded in other assets and is being amortized over the one-year availability period.

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

The following table summarizes the balance of and the draws on the contingent equity account (dollars in thousands) and the related warrants and shares issued to Thermo since origination of the agreement as of June 30, 2012:

	Available		Warrants	Shares
	Amount	Draws	Issued	Issued
June 19, 2009 (1)	$60,000	$—	4,379,562	—
December 31, 2009 (2)	60,000	—	2,516,990	—
June 19, 2010 (1)	60,000	—	4,379,562	—
June 19, 2011 (2)	60,000	—	620,438	—
June 19, 2011 (1)	60,000	—	5,000,000	—
November 4, 2011(3)	54,600	5,400	—	11,376,404
November 30, 2011 (3)	45,800	8,800	—	25,229,358
January 11, 2012 (3)	36,000	9,800	—	22,546,012
March 23, 2012 (3)	27,300	8,700	—	14,135,615
May 30, 2012 (3)	22,800	4,500	—	14,204,545
June 19, 2012 (2)	22,800	—	16,428,571	—
June 19, 2012 (1), (4)	22,800	—	8,142,857	—
June 30, 2012	22,800	$37,200	41,467,980	87,491,934

(1)	Warrants to purchase common stock were issued to Thermo for the annual availability fee pursuant to the terms of the Contingent Equity Agreement.
(2)	Additional warrants were issued to Thermo due to the reset provisions in the Contingent Equity Agreement.
(3)	Nonvoting shares of common stock were issued to Thermo with respect to the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement.
(4)	Warrants issued on June 19, 2012 are not subject to the reset provisions in the Contingent Equity Agreement.

On June 19, 2010, the warrants issued on June 19, 2009 and on December 31, 2009 were no longer variable and the related $11.9 million liability was reclassified to equity. On June 19, 2011, the warrants issued on June 19, 2010 were no longer variable and the related $6.0 million liability was reclassified to equity. On June 19, 2012, the warrants issued on June 19, 2011 were no longer variable and the related $5.9 million liability was reclassified to equity.

 As of June 30, 2012, no warrants issued in connection with the Contingent Equity Agreement had been exercised.

 No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company issued nonvoting shares to Thermo as a result of the draws made during 2011 and the first two quarters of 2012.

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

The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the principal amount of the loan. The Company is accreting the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest method. As of June 30, 2012, the remaining debt discount was $3.9 million and $12.8 million of interest was outstanding; these are included in long-term debt on the Company’s consolidated balance sheet.

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

Pursuant to the terms of the Facility Agreement, the Company was required to fund a total of $46.8 million in the debt service reserve account. The funds in this account are restricted to making principal and interest payments on the Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates. As of June 30, 2012, the entire amount of $46.8 million is recorded in restricted cash.

5.00% Convertible Senior Notes

In 2011, the Company issued $38 million in aggregate principal amount of the 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15,200,000 shares of voting common stock of the Company at an exercise price of $1.25 per share. The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of the Company’s common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), on an unconditional joint and several basis, pursuant to a Guaranty Agreement (the “Guaranty”). The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is below the initial conversion and exercise price at that time. The 5.0% Notes are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 5.75% and 8.00% Convertible Senior Notes and are subordinated to the Company’s obligations pursuant to its Facility Agreement. There is no sinking fund for the 5.0% Notes. The 5.0% Notes will mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bear interest at a rate of 5.0% per annum. Interest on the 5.0% Notes will be payable in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes will be payable in cash at the election of the holder if such payments are permitted under the Facility Agreement. The indenture governing the 5.0% Notes contains customary events of default with which the Company was in compliance as of June 30, 2012.

No 5.0% Notes were converted and no 5.0% Warrants were exercised during the first two quarters of 2012.

8.00% Convertible Senior Notes

In 2009, the Company issued $55 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes”) and warrants (the “8.00% Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year. The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s existing 5.0% and 5.75% Notes. The indenture governing the 8.00% Notes contains customary events of default with which the Company was in compliance as of June 30, 2012.

The current exercise price of the 8.00% Warrants is $0.32 and the base conversion price of the 8.00% Notes is $1.60.

No 8.00% Notes were converted during the first two quarters of 2012. 8.00% Warrants were exercised during the first two quarters of 2012 to purchase approximately 0.6 million common shares with a fair value of approximately $0.4 million.

5.75% Convertible Senior Notes

In 2008, the Company issued $150.0 million aggregate principal amount of 5.75% Notes, which, subject to certain exceptions set forth in the related indenture, are subject to repurchase by the Company for cash at the option of the holders in whole or part (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the Company’s common stock. Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the shares. The indenture governing the 5.75% Notes contains customary events of default with which the Company was in compliance as of June 30, 2012. The 5.75% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 5.75% Notes are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s existing 8.00% and 5.0% Notes. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The base conversion price of the 5.75% Notes is $6.02. As of June 30, 2012, the carrying value of the 5.75% Notes is classified as a current because the first put option is within the next 12 months.

No 5.75% Notes were converted during the first two quarters of 2012.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At each of June 30, 2012 and December 31, 2011, approximately 17.3 million Borrowed Shares remained outstanding.  As of June 30, 2012 and December 31, 2011, the unamortized amount of issuance costs associated with the Share Lending Agreement was $1.4 million and $2.3 million, respectively. As of June 30, 2012, the unamortized issuance costs are classified as a current asset on the Company’s consolidated balance sheet, which is consistent with the classification of the related 5.75% Notes as a current debt obligation, as further discussed above.

Warrants Outstanding

As of June 30, 2012 and December 31, 2011, warrants were outstanding to purchase 122.5 million shares and 76.8 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Contingent Equity Agreement (1)	41,467,980	16,896,552	$0.01	$0.01
Subordinated Loan	4,205,608	4,205,608	0.01	0.01
5.0% Notes (2)	15,200,000	15,200,000	1.25	1.25
8.00% Notes (3)	61,606,706	40,486,794	0.32	0.49
5.75% Notes	—	—	—	—
	122,480,294	76,788,954

(1)	On certain valuation dates, additional warrants were issued due to reset provisions in the agreement.
(2)	According to the terms of the 5.0% Notes, the 5.0% Warrants are subject to reset on April 15, 2013, if the price of the Company’s common stock is below the initial conversion and exercise price at that date.
(3)	According to the terms of the 8.00% Notes, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant reset price ($0.32 as of June 30, 2012). During the first quarter of 2012, no additional warrants were issued. During the second quarter, the Company issued stock at $0.32 per share, which is below the previous strike price of $0.49, in connection with the contingent consideration paid as part of the acquisition of Axonn. Given this transaction and the related provisions in the warrant agreements, the holders of the 8.00% Warrants received additional 8.00% Warrants to purchase 21.7 million more shares of common stock.

5. DERIVATIVES

The following tables disclose the fair value and locations of the derivative instruments on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations (in thousands):

	June 30, 2012	December 31, 2011
Intangible and other assets:
Interest rate cap	$133	$255
Total intangible and other assets	$133	$255

Derivative liabilities:
Compound embedded conversion option with 8.00% Notes	$(3,407)	$(7,111)
Warrants issued with 8.00% Notes	(12,321)	(22,673)
Warrants issued in conjunction with contingent equity agreement	—	(6,155)
Contingent put feature embedded in the 5.0% Notes	(2,961)	(3,057)
Total derivative liabilities	$(18,689)	$(38,996)

	Three Months Ended
	June 30, 2012	June 30, 2011
Interest rate cap	$(93)	$(408)
Compound embedded conversion option with 8.00% Notes	5,887	1,304
Warrants issued with 8.00% Notes	14,412	2,112
Warrants issued in conjunction with contingent equity agreement	263	853
Contingent put feature embedded in the 5.0% Notes	(37)	—
Total derivative gain	$20,432	$3,861

	Six Months Ended
	June 30, 2012	June 30, 2011
Interest rate cap	$(122)	$(261)
Compound embedded conversion option with 8.00% Notes	3,704	4,039
Warrants issued with 8.00% Notes	9,932	4,651
Warrants issued in conjunction with contingent equity agreement	301	1,867
Contingent put feature embedded in the 5.0% Notes	96	—
Total derivative gain	$13,911	$10,296

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

 Warrants Issued in Conjunction with Contingent Equity Agreement

Prior to June 19, 2012, the Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement were a liability at issuance. The offset was recorded in other non-current assets and was amortized over the one-year availability period. The fair value of the warrant liability was marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determined the principal amount of the warrant derivative using a Monte Carlo simulation model.

On June 19, 2012, the Company issued additional warrants in conjunction with the availability fee for the Contingent Equity Agreement. This tranche of warrants is not subject to a reset provision and therefore is not marked-to-market at the end of each reporting period. The Company determined that the warrant was an equity instrument and recorded it as equity. The offset is recorded in other non-current assets and is being amortized over the one-year availability period.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$133	$—	$133
Total other assets measured at fair value	$—	$133	$—	$133

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,480)	$(4,480)
Compound embedded conversion option with 8.00% Notes	—	—	(3,407)	(3,407)
Warrants issued with 8.00% Notes	—	—	(12,321)	(12,321)
Contingent put feature embedded in 5.0% Notes	—	—	(2,961)	(2,961)
Total other liabilities measured at fair value	$—	$—	$(23,169)	$(23,169)

	Fair Value Measurements at December 31, 2011:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$255	$—	$255
Total other assets measured at fair value	$—	$255	$—	$255

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,963)	$(4,963)
Compound embedded conversion option with 8.00% Notes	—	—	(7,111)	(7,111)
Warrants issued with 8.00% Notes	—	—	(22,673)	(22,673)
Warrants issued with contingent equity agreement	—	—	(6,155)	(6,155)
Contingent put feature embedded in 5.0% Notes	—	—	(3,057)	(3,057)
Total other liabilities measured at fair value	$—	$—	$(43,959)	$(43,959)

 Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 5 for further discussion.

Liability for Contingent Consideration

In connection with the acquisition of Axonn in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but at its option may make payments in cash after 13 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which is currently $10.1 million. Through June 30, 2012, the Company had made $3.9 million in earnout payments by issuing 10,242,247 shares of voting common stock.

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the Company reaching specific performance metrics over the next three years of operations. The change in fair value of the contingent consideration is recorded through accretion expense in the Company’s results of operations.

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

As of June 30, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded conversion option, including payment in kind interest payments, make whole premiums, automatic conversions, and future equity issuances; (ii) stock price volatility ranges from 35% - 106%; (iii) risk-free interest rates ranges from 0.04% - 1.67%; (iv) base conversion price of $1.60; and (v) market price of common stock at the valuation date of $0.32.

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

As of June 30, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued, including reset features and future equity issuances; (ii) stock price volatility ranges from 35% - 106%; (iii) risk-free interest rates ranges from 0.04% - 1.67%; (iv) warrant exercise price of $0.32; and (v) market price of common stock at the valuation date of $0.32.

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

The significant unobservable inputs used in the fair value measurement of the Company’s 8.00% Warrants are future equity issuances and expected volatility. In connection with the acquisition of Axonn in December 2009, the Company will make future earnout payments in stock. If the stock price on the issuance date is less than the current exercise price of the outstanding 8.00 % Warrants, additional warrants may be issued, which will increase the fair value of the warrant liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Warrants Issued with Contingent Equity Agreement

Prior to June 19, 2012, the derivative liabilities in Level 3 included the warrants issued with the contingent equity account. See Note 5 for further discussion. The Company marked-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s results of operations.

On June 19, 2012, the Company issued warrants in conjunction with the availability fee for the Contingent Equity Agreement. This tranche of warrants is not subject to a reset provision and is not marked-to-market at the end of each reporting period.

As of December 31, 2011, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued; (ii) stock price volatility of 108%; (iii) risk-free interest rates ranges from 0.01% - 0.83%; (iv) warrant price of $1.20; and (v) market price of common stock at the valuation date of $0.54.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants issued with the contingent equity agreement were the intrinsic value of the warrants and the Company’s expected volatility. The intrinsic value of the warrants was sensitive to the Company’s stock price on the issuance date and subsequent valuation dates. The closing stock price on June 19, 2012 was $0.28, which was lower than $1.20 per share, the price of the warrants issued on June 19, 2011. The lower price resulted in the Company issuing additional warrants on June 19, 2012. The simulated fair value of this liability was also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility resulted in a lower fair value measurement.

Contingent Put Feature Embedded in 5.0% Notes

The derivative liabilities in Level 3 include the contingent put feature embedded in the 5.0% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s results of operations.

As of June 30, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued including the probability of change of control of the Company, payment in kind interest and reset features; (ii) stock price volatility ranges from 35% - 106%; (iii) risk-free interest rates ranges from 0.04% - 1.67%; (iv) base conversion price of $1.25; and (v) market price of common stock at the valuation date of $0.32.

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

Level 3 Reconciliation

The following tables present a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011 as follows (in thousands):

Balance at March 31, 2012	$(49,894)
Derivative adjustment related to conversions and exercises	212
Earnout payments made related to liability for contingent consideration	572
Change in fair value of contingent consideration	(437)
Contingent equity warrant liability reclassed to equity	5,853
Unrealized gain, included in derivative gain (loss)	20,525
Balance at June 30, 2012	$(23,169)

Balance at December 31, 2011	$(43,959)
Derivative adjustment related to conversions and exercises	420
Earnout payments made related to liability for contingent consideration	853
Change in fair value of contingent consideration	(369)
Contingent equity warrant liability reclassed to equity	5.853
Unrealized gain, included in derivative gain (loss)	14,033
Balance at June 30, 2012	$(23,169)

Balance at March 31, 2011	$(59,725)
Issuance of contingent equity warrant liability	(8,313)
Issuance of contingent put feature embedded in 5.0% Notes	(1,503)
Derivative adjustment related to conversions and exercises	564
Earnout payments made related to liability for contingent consideration	—
Change in fair value of contingent consideration	(542)
Contingent equity warrant liability reclassed to equity	5,955
Unrealized gain, included in derivative gain (loss)	4,268
Balance at June 30, 2011	$(59,296)

Balance at December 31, 2010	$(66,838)
Issuance of contingent equity warrant liability	(8,313)
Issuance of contingent put feature embedded in 5.0% Notes	(1,503)
Derivative adjustment related to conversions and exercises	1,100
Earnout payments made related to liability for contingent consideration	489
Change in fair value of contingent consideration	(742)
Contingent equity warrant liability reclassed to equity	5,955
Unrealized gain, included in derivative gain (loss)	10,556
Balance at June 30, 2011	$(59,296)

7. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued interest	$4,604	$2,774
Accrued compensation and benefits	3,577	3,567
Accrued property and other taxes	5,272	5,369
Accrued customer liabilities and deposits	3,002	3,176
Accrued professional and other service provider fees	995	1,826
Accrued liability for contingent consideration	2,296	2,020
Accrued commissions	616	513
Accrued telecommunications expenses	721	1,580
Accrued satellite and ground construction costs	13,551	5,776
Other accrued expenses	2,663	2,205
	$37,297	$28,806

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

Non-current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Long-term accrued interest	$263	$242
Asset retirement obligation	962	926
Deferred rent	653	717
Long-term liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	2,337	2,445
Long-term portion of liability for contingent consideration	2,185	2,944
Uncertain income tax positions	5,488	5,408
Foreign tax contingencies	4,151	4,762
	$16,039	$17,444

8. COMMITMENTS

Contractual Obligations

The Company has purchase commitments with Thales, Arianespace, Ericsson, Hughes and other vendors related to the procurement and deployment of its second-generation constellation and ground infrastructure.

In June 2012, the Company and Hughes entered into an agreement to extend to September 28, 2012 the deadline for the Company to make payments previously due under the contract, provided the Company makes a payment of $0.5 million in July 2012 and $0.5 million in August 2012. The Company has made the July 2012 payment. The deferred payments continue to incur interest at the rate of 10% per annum. As of June 30, 2012, the Company had recorded $19.9 million in accounts payable related to these required payments and had incurred and capitalized $73.2 million of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $20.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Hughes will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Hughes. If Hughes chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

In July 2012, the Company entered into an agreement with Ericsson which deferred to February 1, 2013 approximately $4.2 million in milestone payments scheduled under the contract, provided the Company makes a payment of $0.9 million in July 2012 and $0.7 million in September 2012. The Company has made the July payment. The remaining milestones previously due under the contract in 2012 were deferred to 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum. As of June 30, 2012, the Company had recorded $4.2 million in accounts payable and accrued expenses related to these required payments and has incurred and capitalized $6.8 million of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $10.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order price as advances for inventory. As of June 30, 2012 total advances to Qualcomm for inventory were $9.2 million, and the Company had outstanding commitment balances of $8.8 million for inventory held by Qualcomm. The Company and Qualcomm are interested in terminating the purchase orders and are negotiating to do so.

 9. CONTINGENCIES

Arbitration

On June 3, 2011, the Company filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the Amended and Restated Contract for the construction of the Company’s satellites for its second-generation constellation.  Specifically, the Company sought a declaration that Thales was obligated to manufacture and deliver Phase 3 satellites (additional second-generation satellites beyond the first 25 satellites) in amounts timely ordered by the Company at the contract price calculable in accordance with the Amended and Restated Contract, along with additional declaratory relief and specific performance.

Thales claimed that the Company was not entitled to the fixed pricing for Phase 3 satellites provided under the Amended and Restated Contract and that the price of any Phase 3 satellites ordered by the Company was subject to equitable adjustment.  Thales also claimed that the Company terminated all further rights under the Contract to order additional satellites. Thales delivered to the Company an invoice for termination costs under the contract of approximately €51.5 million.  The Company claimed that it has previously paid Thales €12.0 million for the procurement of certain Long Lead Items for six of these satellites and prepaid €53.0 million for these satellites, which Thales disputed claiming that the €53.0 prepaid was for the construction of the first 25 second-generation satellites and not Phase 3 satellites.  The Company disputed that it terminated any portion of the contract for convenience and under the unambiguous language of the contract, even if it had terminated any portion of the contract for convenience, management believed the Company would not owe any termination charges as no work had been performed under Phase 3 of the contract. Additionally, the Company claimed that even if the Company terminated all rights to order Phase 3 satellites, the Company nevertheless may exercise its option under the contract to order additional spacecraft at the contractually fixed pricing and delivery schedule provided therein. Finally, the Company has claimed up to €395 million would be due to the Company from Thales if the arbitration panel finds that a termination for convenience has occurred.

An evidentiary hearing was held during the last full week of January 2012. The parties filed post-hearing briefs in March 2012. On May 10, 2012, the arbitration tribunal determined that, absent further agreement between the parties, Thales has no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 satellite construction contract. The arbitrators’ ruling also required the Company to pay Thales approximately €53 million in termination charges and interest by June 9, 2012.

On June 24, 2012, the Company and Thales agreed to the principal terms relating to the Company’s purchase from Thales of six additional second-generation satellites at a fixed price of approximately €25 million per satellite, payable over an approximately three-year period after commencement of manufacturing. In the near future, the Company and Thales expect to enter into a commercial contract based upon these terms, which will become effective subject to various conditions being met, including the receipt by the Company of necessary third-party financing, including from the Thermo Companies.

In addition, on June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, Settlement Agreement and Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company of any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of the additional six second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under Phase 2 of the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of the additional six second-generation satellites. The Company represented to Thales that it would obtain the consent of its lenders under the Facility, which the Company expects to receive in the near future. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately $22.0 million which is recorded in operating expenses for the three and six months ended June 30, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, on the later of the effective date of the new contract for the purchase of the six additional second-generation satellites and the effective date of the financing for the purchase of these satellites. The Company represented to Thales that it would obtain the consent of its lenders under the Facility, which the Company expects to receive in the near future and to the payment by the Thermo Companies of $12.5 million to Thales on the earlier of December 31, 2012 and the effective date of the new contract to reimburse Thales for funds it deposited in the Company’s debt service reserve account under the Facility. Either Thales or the Company may terminate the Settlement Agreement if the effective date of the new contract for the purchase of the six additional second-generation satellites does not occur on or prior to February 28, 2013. Termination of the Settlement Agreement by either the Company or Thales would not terminate the Release Agreement.

Under the terms of the Submission Agreement, the Company and Thales have agreed to participate in an ad hoc arbitration proceeding to seek clarification of the award with respect to a €3,864,000 claim by Thales related to the Phase 2 satellites. If the arbitrator determines the Company must pay that amount, payment may be deferred or subject to escrow, based on the timing of delivery of the last Phase 2 satellite. If the arbitral decision is not received by the commercial contract effective date, the Company will place that amount in escrow until the decision is received.

The Company has recorded the agreed termination charge, approximately €17.5 million, in accrued expenses. The outcome of the €3,864,000 claim by Thales related to the Phase 2 satellites is unknown, and therefore no adjustments have been made to the financial statements with respect to that claim.

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

10. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.2 million and $0.4 million at June 30, 2012 and December 31, 2011, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company. The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

General and administrative expense	$200	$59	$200	$89
Non-cash expenses	132	42	264	84
Total	$332	$101	$464	$173

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

11. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending June 30, 2012 and December 31, 2011, the net deferred tax assets were fully reserved.

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

Except for the audits noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2008 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of June 30, 2012 and December 31, 2011, the Company had recorded a tax liability of $1.9 million to the foreign tax authorities with an offsetting tax receivable from the previous owners.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Accumulated other comprehensive loss, March 31, 2012 and 2011 and December 31, 2011 and 2010, respectively	$(2,641)	$(22)	$(3,100)	$(268)
Other comprehensive income (loss):
Foreign currency translation adjustments	90	(253)	549	(7)
Accumulated other comprehensive loss, June 30, 2012 and 2011, respectively	$(2,551)	$(275)	$(2,551)	$(275)

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Grants of restricted stock awards and restricted stock units	50	—	383	—
Grants of options to purchase common stock	40	936	380	1,365
Total	90	936	763	1,365

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and its subsidiaries with an opportunity to acquire shares of its common stock at a discount. The Plan permits eligible employees to purchase shares of common stock during two semi-annual offering periods beginning on June 15 and December 15, unless adjusted by the Board or one of its designated committees (the “Offering Periods”). Eligible employees may purchase shares in an amount of up to 15% of their total compensation per pay period, but may purchase no more than the lesser of $25,000 of the fair market value of common stock or 500,000 shares of common stock in any calendar year, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of the common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first or last day of the Offering Period.

For the three and six months ended June 30, 2012, the Company recorded expense for the fair value of the grant of approximately $0 and $0.1 million, respectively, which are reflected in marketing, general and administrative expenses. For the three and six months ended June 30, 2011 there was no expense. Through June 30, 2012 the Company issued 805,690 shares pursuant to this stock purchase plan.

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

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a plan to improve its cost structure by reducing headcount, the Company projected that it would not meet the required payroll levels set forth in the agreement and recorded a liability of $1.7 million at June 30, 2012 for the estimated impact of the payroll shortfall in future years. This liability is included in current and non-current liabilities in the Company’s condensed consolidated balance sheet.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Service:
United States	$10,099	$8,413	$18,874	$17,992
Canada	2,634	2,807	4,992	5,404
Europe	691	1,134	1,491	2,052
Central and South America	643	950	1,257	1,952
Others	83	73	163	176
Total service revenue	$14,150	$13,377	$26,777	$27,576
Subscriber equipment:
United States	4,182	3,614	7,092	6,062
Canada	1,045	1,039	1,667	1,733
Europe	386	518	652	917
Central and South America	198	445	482	737
Others	20	6	49	228
Total subscriber equipment revenue	$5,831	$5,622	$9,942	$9,677
Total revenue	$19,981	$18,999	$36,719	$37,253

	June 30,	December 31,
	2012	2011
Long-lived assets:
United States	$1,225,849	$1,211,795
Canada	295	324
Europe	149	155
Central and South America	3,427	3,638
Others	1,671	1,806
Total long-lived assets	$1,231,391	$1,217,718

 16. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three and six months ended June 30, 2012 and 2011, diluted net loss per share of common stock were the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

As of June 30, 2012 and 2011, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share.

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

 Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

 Three Months Ended June 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$11,081	$15,661	$3,956	$(16,548)	$14,150
Subscriber equipment sales	393	5,119	1,365	(1,046)	5,831
Total revenue	11,474	20,780	5,321	(17,594)	19,981
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	1,175	2,406	1,930	286	5,797
Cost of subscriber equipment sales	122	2,437	353	789	3,701
Cost of subscriber equipment sales – reduction in the value of inventory	—	—	49	—	49
Marketing, general and administrative	4,889	1,616	3,227	(969)	8,763
Reduction in the value of long-lived assets	—	7,139	—	—	7,139
Contract termination charge	22,048	—	—	—	22,048
Depreciation, amortization, and accretion	10,291	16,832	4,310	(15,545)	15,888
Total operating expenses	38,525	30,430	9,869	(15,439)	63,385
Loss from operations	(27,051)	(9,650)	(4,548)	(2,155)	(43,404)
Other income (expense):
Interest income and expense, net of amounts capitalized	(3,364)	(4)	(409)	(4)	(3,781)
Derivative gain	20,432	—	—	—	20,432
Equity in subsidiary earnings	(17,336)	2,627	—	14,709	—
Other	(126)	235	(787)	46	(632)
Total other income (loss)	(394)	2,858	(1,196)	14,751	16,019
Loss before income taxes	(27,445)	(6,792)	(5,744)	12,596	(27,385)
Income tax expense	88	40	20	—	148
Net loss	$(27,533)	$(6,832)	$(5,764)	$12,596	$(27,533)

Comprehensive loss	$(27,533)	$(6,832)	$(5,674)	$12,596	$(27,443)

Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

 Three Months Ended June 30, 2011

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$6,843	$10,035	$4,177	$(7,678)	$13,377
Subscriber equipment sales	138	4,703	2,130	(1,349)	5,622
Total revenue	6,981	14,738	6,307	(9,027)	18,999
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,690	2,430	3,161	(990)	7,291
Cost of subscriber equipment sales	800	3,083	1,150	(1,366)	3,667
Cost of subscriber equipment sales – reduction in the value of inventory	—	331	—	—	331
Marketing, general and administrative	2,582	6,306	2,684	—	11,572
Reduction in the value of long-lived assets	—	161	—	—	161
Contract termination charge	—	—	—	—	—
Depreciation, amortization, and accretion	5,690	9,889	3,953	(6,737)	12,795
Total operating expenses	11,762	22,200	10,948	(9,093)	35,817
(Loss) gain from operations	(4,781)	(7,462)	(4,641)	66	(16,818)
Other income (expense):
Interest income and expense, net of amounts capitalized	(664)	—	(496)	5	(1,155)
Derivative gain	3,861	—	—	—	3,861
Equity in subsidiary earnings	(12,882)	(2,119)	—	15,001	—
Other	400	(183)	(34)	(58)	125
Total other income (expense)	(9,285)	(2,302)	(530)	14,948	2,831
Loss before income taxes	(14,066)	(9,764)	(5,171)	15,014	(13,987)
Income tax expense	2	24	55	—	81
Net (loss) gain	$(14,068)	$(9,788)	$(5,226)	$15,014	$(14,068)

Comprehensive loss	$(14,068)	$(9,788)	$(5,479)	$15,014	$(14,321)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$21,313	$19,695	$7,607	$(21,838)	$26,777
Subscriber equipment sales	554	8,191	2,735	(1,538)	9,942
Total revenue	21,867	27,886	10,342	(23,376)	36,719
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	3,894	2,645	3.905	712	11,156
Cost of subscriber equipment sales	150	4.678	1.597	—	6,425
Cost of subscriber equipment sales – reduction in the value of inventory	2	247	49	—	298
Marketing, general and administrative	10,257	3,052	6,047	(2,072)	17,284
Reduction in the value of long-lived assets	79	7,139	—	—	7,218
Contract termination charge	22,048	—	—	—	22,048
Depreciation, amortization, and accretion	19,476	23,035	8,005	(19,893)	30,623
Total operating expenses	55,906	40,796	19,603	(21,253)	95,052
Loss from operations	(34,039)	(12,910)	(9,261)	(2,123)	(58,333)
Other income (expense):
Interest income and expense, net of amounts capitalized	(5,954)	(6)	(867)	(4)	(6,831)
Derivative gain	13,911	—	—	—	13,911
Equity in subsidiary earnings	(25,617)	4,498	—	21,119	—
Other	(231)	104	(381)	8	(500)
Total other income	(17,891)	4,596	(1,248)	21,123	6,580
Loss before income taxes	(51,930)	(8,314)	(10,509)	19,000	(51,753)
Income tax expense	128	48	129	—	305
Net loss	$(52,058)	$(8,362)	$(10,638)	$19,000	$(52,058)

Comprehensive loss	$(52,058)	$(8,362)	$(10,087)	$18,998	$(51,509)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$13,573	$19,632	$8,130	$(13,759)	$27,576
Subscriber equipment sales	409	7,662	3,642	(2,036)	9,677
Total revenue	13,982	27,294	11,772	(15,795)	37, 253
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,007	4,841	6,498	(1,993)	14,353
Cost of subscriber equipment sales	1,887	5,338	1,285	(2,060)	6,450
Cost of subscriber equipment sales – reduction in the value of inventory	—	422	—	—	422
Marketing, general and administrative	4,863	11,490	5,401	—	21,754
Reduction in the value of long-lived assets	285	161	—	—	446
Contract termination charge	—	—	—	—	—
Depreciation, amortization, and accretion	10,021	18,225	7,065	(11,905)	23,406
Total operating expenses	22,063	40,477	20,249	(15,958)	66,831
(Loss) gain from operations	(8,081)	(13,183)	(8,477)	163	(29,578)
Other income (expense):
Interest income and expense, net of amounts capitalized	(1,405)	—	(970)	8	(2,367)
Derivative gain	10,296	—	—	—	10,296
Equity in subsidiary earnings	(21,914)	(3,844)	—	25,758	—
Other	598	(364)	1,229	(159)	1,304
Total other income (expense)	(12,425)	(4,208)	259	25,607	9,233
Loss before income taxes	(20,506)	(17,391)	(8,218)	25,770	(20,345)
Income tax expense	28	23	138	—	189
Net (loss) gain	$(20,534)	$(17,414)	$(8,356)	$25,770	$(20,534)

Comprehensive loss	$(20,534)	$(17,414)	$(8,363)	$25,770	$(20,541)

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2012

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,072	$699	$2,049	$—	$4,820
Restricted cash	700	—	—	—	700
Accounts receivable	2,785	4,721	4,275	—	11,781
Intercompany receivables	569,087	380,933	23,164	(973,184)	—
Inventory	—	4,484	36,670	—	41,154
Prepaid expenses and other current assets	4,161	509	8,302	—	12,972
Total current assets	578,805	391,346	74,460	(973,184)	71,427

Property and equipment, net	1,102,266	41,957	87,251	(83)	1,231,391
Restricted cash	46,776	—	—	—	46,776
Intercompany notes receivable	38,728	—	1,800	(40,528)	—
Investment in subsidiaries	(119,084)	(8,639)	—	127,723	—
Deferred financing costs	50,717	—	72	—	50,789
Advances for inventory	9,158	—	—	—	9,158
Intangible and other assets, net	3,311	2,385	1,862	(15)	7,543
Total assets	$1,710,677	$427,049	$165,445	$(886,087)	$1,417,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$83,755	$—	$—	$—	$83,755
Accounts payable	5,549	3,418	23,016	—	31,983
Accrued contract termination charge	22,048	—	—	—	22,048
Accrued expenses	19,170	8,584	9,543	—	37,297
Intercompany payables	365,548	458,411	187,538	(1,011,497)	—
Payables to affiliates	170	—	—	—	170
Deferred revenue	1,314	12,935	770	—	15,019
Total current liabilities	497,554	483,348	220,867	(1,011,497)	190,272

Long-term debt, less current maturities	655,208	—	—	—	655,208
Employee benefit obligations	7,375	—	—	—	7,375
Intercompany notes payable	—	—	39,628	(39,628)	—
Derivative liabilities	18,689	—	—	—	18,689
Deferred revenue	7,439	358	—	—	7,797
Other non-current liabilities	2,708	3,083	10,248	—	16,039
Total non-current liabilities	691,419	3,441	49,876	(39,628)	705,108
Stockholders’ equity	521,704	(59,740)	(105,298)	165,038	521,704
Total liabilities and stockholders’ equity	$1,710,677	$427,049	$165,445	$(886,087)	$1,417,084

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2011

(Audited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,343	$587	$2,021	$—	$9,951
Restricted cash	—	—	—	—	—
Accounts receivable	3,363	4,322	4,708	—	12,393
Intercompany receivables	538,876	351,510	13,923	(904,309)	—
Inventory	1	4,564	37,283	—	41,848
Prepaid expenses and other current assets	2,846	303	2,132	—	5,281
Total current assets	552,429	361,286	60,067	(904,309)	69,473

Property and equipment, net	1,070,543	60,872	87,624	(1,321)	1,217,718
Restricted cash	46,776	—	—	—	46,776
Intercompany notes receivable	40,456	—	1,800	(42,256)	—
Investment in subsidiaries	(106,377)	(18,629)	—	125,006	—
Deferred financing costs	53,409	—	73	—	53,482
Advances for inventory	9,158	—	—	—	9,158
Intangible and other assets, net	12,773	2,988	8,052	(15)	23,798
Total assets	$1,679,167	$406,517	$157,616	$(822,895)	$1,420,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	19,346	1,953	26,509	—	47,808
Accrued contract termination charge	—	—	—	—	—
Accrued expenses	11,558	8,459	8,789	—	28,806
Intercompany payables	333,201	427,852	142,966	(904,019)	—
Payables to affiliates	378	—	—	—	378
Deferred revenue	1,043	12,740	805	—	14,588
Total current liabilities	365,526	451,004	179,069	(904,019)	91,580

Long-term debt, less current maturities	723,888	—	—	—	723,888
Employee benefit obligations	7,407	—	—	—	7,407
Intercompany notes payable	—	—	41,356	(41,356)	—
Derivative liabilities	38,996	—	—	—	38,996
Deferred revenue	6,695	600	—	—	7,295
Other non-current liabilities	2,860	3,837	10,747	—	17,444
Total non-current liabilities	779,846	4,437	52,103	(41,356)	795,030
Stockholders’ equity	533,795	(48,924)	(73,556)	122,480	533,795
Total liabilities and stockholders’ equity	$1,679,167	$406,517	$157,616	$(822,895)	$1,420,405

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$1,439	$186	$183	$—	$1,808

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(33,562)	—	—	—	(33,562)
Property and equipment additions	(107)	(74)	(14)	—	(195)
Investment in businesses	(200)	—	—	—	(200)
Restricted cash	(700)	—	—	—	(700)

Net cash used in investing activities	(34,569)	(74)	(14)	—	(34,657)

Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	100	—	—	—	100
Borrowings from Facility Agreement	5,008	—	—	—	5,008
Proceeds from contingent equity account	23,000	—	—	—	23,000
Payment of deferred financing costs	(250)	—	—	—	(250)
Net cash from by financing activities	27,858	—	—	—	27,858
Effect of exchange rate changes on cash and cash equivalents	—	—	(140)	—	(140)
Net increase (decrease) in cash and cash equivalents	(5,272)	112	29	—	(5,131)
Cash and cash equivalents at beginning of period	7,343	587	2,021	—	9,951
Cash and cash equivalents at end of period	$2,071	$699	$2,050	$—	$4,820

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(7,313)	$2,290	$(462)	$—	$(5,485)

Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs	(57,907)	—	—	—	(57,907)
Property and equipment additions	(113)	(990)	(139)	—	(1,242)
Investment in businesses	(500)	—	—	—	(500)
Restricted cash	(5,579)	—	—	—	(5,579)

Net cash used in investing activities	(64,099)	(990)	(139)	—	(65,228)

Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	525	—	—	—	525
Borrowings from Facility Agreement	16,330	—	—	—	16,330
Proceeds from the issuance of 5.0% convertible notes	38,000	—	—	—	38,000
Proceeds from the contribution to the debt service reserve account	7,643	—	—	—	7,643
Payment of deferred financing costs	(1,044)	—	—	—	(1,044)
Net cash from by financing activities	61,454	—	—	—	61,454
Effect of exchange rate changes on cash and cash equivalents	—	—	330	—	330
Net increase (decrease) in cash and cash equivalents	(9,958)	1,300	(271)	—	(8,929)
Cash and cash equivalents at beginning of period	32,288	(766)	1,495	—	33,017
Cash and cash equivalents at end of period	$22,330	$534	$1,224	$—	$24,088

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

 Overview

We are a leading provider of mobile voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (or gateways), which we refer to as the Globalstar System.

Beginning in 2006 we started the process of designing, manufacturing and deploying a second-generation satellite constellation. This constellation is designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation constellation. This effort resulted in the launch of our first six second-generation satellites in late 2010 followed by two additional launches of six satellites each in 2011. We plan to launch the remaining six satellites in 2012; however, this plan is subject to numerous circumstances that are outside our control. We are integrating the new second-generation satellites with the first-generation satellites that were launched in 2007 to form our second-generation constellation. Our new satellites operate seamlessly with our existing constellation, therefore, with each new satellite that we place into service, our service level increases for our voice and Duplex data customers. During 2012, we have placed and expect to place several additional satellites into service, which will continue to increase our service levels. This increase in service level should result in our products and services becoming more desirable to existing and potential customers. In 2011 and the first half of 2012, existing subscribers began to utilize our services more, measured by minutes of use on the Globalstar System, a trend that we expect to continue. For our existing customers, increases in usage on the Globalstar System may not directly correlate with increased revenue due to the number of subscribers on unlimited usage rate plans. As our coverage level improves, we expect to gain new customers, which will result in increased Duplex revenue in the future. We continue to offer a range of new and price competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

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

At June 30, 2012, we served approximately 530,000 subscribers. We increased our net subscribers by 17% from June 30, 2011 to June 30, 2012. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

Results of Operations for the three and six months ended June 30, 2012 and 2011

Revenue

Three Months:

Total revenue increased by $1.0 million, or approximately 5%, to $20.0 million for the three months ended June 30, 2012 from total revenue of $19.0 million for the three months ended June 30, 2011. We experienced an increase in subscriber equipment sales driven primarily by sales of Simplex equipment, while our SPOT subscriber equipment sales decreased compared to the three months ended June 30, 2011 due to product shortages in 2012 resulting from a change in manufacturers. We also experienced increased service revenue from out SPOT and Simplex lines of business as a result of growth in these subscriber bases. These increases were offset by decreases in service revenue in our Duplex business, which continues to be affected by our two-way communication issues resulting in a decrease in the number of subscribers using our network.

Six Months:

Total revenue decreased by $0.5 million, or approximately 1%, to $36.7 million for the six months ended June 30, 2012 from $37.2 million for the six months ended June 30, 2011. Upon termination of our Open Range contract in the first quarter of 2011, we recognized a nonrecurring increase to revenue of approximately $2.0 million, which represented the December 31, 2010 balance of deferred revenue related to the contract.  Excluding the revenue recorded from Open Range, revenue increased $1.4 million, which is due primarily to higher sales of Simplex equipment and increased service revenue as a result of growth in our SPOT and Simplex subscriber base. These increases were offset by decreases in service revenue in our Duplex business, which continues to be affected by our two-way communication issues, resulting in a decrease in the number of subscribers using our network.

The following table sets forth amounts and percentages of our revenue by type of service for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenues:
Duplex	$4,490	22%	$5,351	28%	$8,690	24%	$10,460	28%
SPOT	6,496	33	4,902	26	11,807	32	9,069	24
Simplex	1,354	7	1,203	6	2,664	7	2,424	7
IGO	195	1	503	3	382	1	861	2
Other	1,615	8	1,418	7	3,234	9	4,762	13
Total Service Revenues	$14,150	71%	$13,377	70%	$26,777	73%	$27,576	74%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Equipment Revenues:
Duplex	$498	3%	$511	3%	$1,043	3%	$1,125	3%
SPOT	1,640	8	2,491	13	2,587	7	4,135	11
Simplex	2,992	15	2,479	13	5,022	14	3,658	10
IGO	285	1	160	1	516	1	560	1
Other	416	2	(19)	—	774	2	199	1
Total Equipment Revenues	$5,831	29%	$5,622	30%	$9,942	27%	$9,677	26%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three and six months ended June 30, 2012 and 2011. The following numbers are subject to immaterial rounding inherent to calculating averages.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Average number of subscribers for the period (three and six months ended):
Duplex	89,433	94,515	90,274	94,912
SPOT	218,522	170,769	214,734	165,260
Simplex	156,519	128,610	153,103	128,021
IGO	42,325	48,844	42,700	50,436

ARPU (monthly):
Duplex	$16.74	$18.87	$16.04	$18.37
SPOT	9.91	9.57	9.16	9.15
Simplex	2.88	3.12	2.90	3.16
IGO	1.54	3.43	1.49	2.85

Number of subscribers (end of period):
Duplex	88,500	93,944	88,500	93,944
SPOT	226,726	178,768	226,726	178,768
Simplex	165,445	124,728	165,445	124,728
IGO	42,043	48,389	42,043	48,389
Other	7,436	7,804	7,436	7,804
Total	530,150	453,633	530,150	453,633

Other service revenue includes revenue generated from engineering services and our former Open Range partnership, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Three Months:

Duplex revenue decreased approximately 16% for the three months ended June 30, 2012 compared to the second quarter of 2011. Our two-way communication issues continue to affect our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 6% from June 30, 2011 to June 30, 2012. As we launch and place into service our remaining second-generation satellites, our two-way communication reliability will improve, and we expect Duplex service revenue to increase.

SPOT revenue increased approximately 33% for the three months ended June 30, 2012 compared to the second quarter of 2011.  We generated increased service revenue from our SPOT satellite GPS messenger and added additional service revenue from the release of other SPOT consumer retail products. Our SPOT subscriber base increased by approximately 27% from June 30, 2011 to June 30, 2012.  Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payment.  These suspended accounts represented 26% and 19% of our total SPOT subscribers as of June 30, 2012 and 2011, respectively.

Simplex revenue increased approximately 13% for the three months ended June 30, 2012 compared to the second quarter of 2011.  We generated increased service revenue due to a 33% increase in our Simplex subscribers from June 30, 2011 to June 30, 2012.

Other revenue increased approximately 14% for the three months ended June 30, 2012 compared to the second quarter of 2011 due to engineering services revenue recognized in 2012 that did not occur in 2011.

Six Months:

Duplex revenue decreased approximately 17% for the six months ended June 30, 2012 compared to the first six months of 2011. Our two-way communication issues continue to affect our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 6% from June 30, 2011 to June 30, 2012. As we launch and place into service our remaining second-generation satellites, our two-way communication reliability will improve, and we expect Duplex service revenue to increase.

SPOT revenue increased approximately 30% for the six months ended June 30, 2012 compared to the first six months of 2011.  We generated increased service revenue from our SPOT satellite GPS messenger and added additional service revenue from the release of other SPOT consumer retail products, which led to a 27% increase in our SPOT subscriber base from June 30, 2011 to June 30, 2012.

Simplex revenue increased approximately 10% for the six months ended June 30, 2012 compared to the first six months of 2011.  We generated increased service revenue due to a 33% increase in our Simplex subscribers from June 30, 2011 to June 30, 2012.

Other revenue decreased approximately 32% for the six months ended June 30, 2012 compared to the first six months of 2011.  The decrease was related to revenue recognized as a result of the termination of our Open Range contract in the first quarter of 2011. Excluding the recognition of Open Range revenue of approximately $2.0 million, other revenue increased approximately 16% which was due primarily to engineering services revenue recognized in 2012 that did not occur in 2011.

Equipment Revenue

Three Months:

Duplex equipment sales remained consistent at $0.5 million for the three months ended June 30, 2012 from the second quarter of 2011.  Although we initiated competitive pricing programs after the first launch of our second-generation satellites in 2010, our two-way communication issues continue to affect our Duplex revenue. As we launch and place into service our remaining second-generation satellites, our two-way communication reliability will improve, and we expect Duplex equipment revenue to increase.

Our inventory and advances for inventory balances were $41.2 million and $9.2 million, respectively, as of June 30, 2012, compared with total subscriber equipment sales of $5.8 million for the three months ended June 30, 2012. A significant portion of our inventory consists of Duplex products which are able to operate with both our first-generation constellation and our second-generation constellation. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. We have not entered into any other purchase commitments to produce or purchase the next generation of Duplex products.

We sold a limited number of Duplex products in 2011 and the first half of 2012, compared to the high level of inventory on hand. However, we have several initiatives underway to increase our future sales of subscriber equipment for Duplex products, which depend upon our successfully completing the deployment of our second-generation constellation. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased approximately 34% for the three months ended June 30, 2012 from the second quarter of 2011. The decrease is related primarily to higher sales during 2011 related to the release of certain SPOT consumer retail products in early 2011.

Simplex equipment sales increased approximately 21% for the three months ended June 30, 2012 from the second quarter of 2011. The increase is due to increased demand for our M2M products.

Six Months:

Duplex equipment sales decreased by approximately 7%, for six months ended June 30, 2012 from the first six months of 2011. Although we initiated competitive pricing programs after the first launch of our second-generation satellites in 2010, our two-way communication issues continue to affect our Duplex revenue. As we launch and place into service our remaining second-generation satellites, our two-way communication reliability will improve, and we expect Duplex equipment revenue to increase.

Our inventory and advances for inventory balances were $41.2 million and $9.2 million, respectively, as of June 30, 2012, compared with total subscriber equipment sales of $9.9 million for the six months ended June 30, 2012. A significant portion of our inventory consists of Duplex products which are able to operate with both our first-generation constellation and our second-generation constellation. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. We have not entered into any other purchase commitments to produce or purchase the next generation of Duplex products.

We sold a limited number of Duplex products in 2011 and the first half of 2012, compared to the high level of inventory on hand. However, we have several initiatives underway to increase our future sales of subscriber equipment for Duplex products, which depend upon our successfully completing the deployment of our second-generation constellation. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased approximately 37% for the six months ended June 30, 2012 from the first six months of 2011. The decrease is related primarily to higher sales of certain SPOT consumer retail products in early 2011.

Simplex equipment sales increased approximately 37% for the six months ended June 30, 2012 from the first six months of 2011. The increase is due to increased demand for our M2M products.

Operating Expenses:

Three and Six Months:

Total operating expenses increased $27.6 million, or approximately 77%, to $63.4 million for the three months ended June 30, 2012 from $35.8 million for the second quarter of 2011 and increased $28.2 million, or approximately 42%, to $95.0 million for the six months ended June 30, 2012 from $66.8 million for the first six months of 2011. This increase is due to the $22.0 million agreed termination charge related to the settlement with Thales regarding the construction of Phase 3 satellites, as well as the recognition of a loss of approximately $7.1 million relating to an adjustment made to the carrying value of our first-generation constellation. Excluding these one-time items, total operating expenses decreased $1.6 million, or 5%, for the three months ended June 30, 2012 from the second quarter of 2011 and $1.0 million, or 1%, for the six months ended June 20, 2012 from the first six months of 2011 due to decreases in various components of operating expenses, partially offset by higher depreciation expense as a result of additional second-generation satellites coming into service throughout 2011 and the first half of 2012.

Cost of Services

Three and Six Months:

Cost of services decreased $1.5 million, or approximately 20%, to $5.8 million for the three months ended June 30, 2012 from $7.3 million during the second quarter of 2011 and decreased $3.2 million, or approximately 22%, to $11.2 million for the six months ended June 30, 2012 from $14.4 million during the first six months of 2011. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decreases were due primarily to implementation of our plan to lower costs by reducing headcount and monitoring operating expenses.

Cost of Subscriber Equipment Sales

Three and Six Months:

Cost of subscriber equipment sales remained consistent at $3.7 million for the three months ended June 30, 2012 from the second quarter of 2011 and remained consistent at $6.4 million from the first six months of 2011 to for the six months ended June 30, 2012. We experienced decreases due to lower manufacturing costs for our SPOT and Simplex products. These decreases were offset by increases in equipment revenue of 4% and 3% for the three and six months ended June 30, 2012 as compared to the same periods in 2011, respectively.

Marketing, General and Administrative

Three and Six Months:

Marketing, general and administrative expenses decreased $2.8 million, or approximately 24%, to $8.8 million for the three months ended June 30, 2012 from $11.6 million for the second quarter of 2011 and decreased $4.4 million, or approximately 21%, to $17.3 million for the six months ended June 30, 2012 from $21.7 million for the first six months of 2011.  This decrease was due primarily to improvements in our cost structure from reducing headcount and monitoring operating costs.

Contract Termination Charge

Three and Six Months:

During the second quarter of 2012, we recorded a contract termination charge of $22.0 million. This charge resulted from the agreement between us and Thales regarding the termination charge related to the construction of Phase 3 second-generation satellites. See Note 9 for further discussion.

Reduction in the Value of Long-Lived Assets

Three and Six Months:

During the second quarter of 2012, we recorded a loss of approximately $7.1 million. This loss was related to an adjustment made to the carrying value of our first-generation constellation. See Note 3 for further discussion.

Depreciation, Amortization and Accretion

Three and Six Months:

Depreciation, amortization, and accretion expense increased $3.1 million, or approximately 24%, to $15.9 million for the three months ended June 30, 2012 from $12.8 million for the second quarter of 2011 and increased $7.2 million, or approximately 31%, to $30.6 million for the six months ended June 30, 2012 from $23.4 million for the first six months of 2011. The increase relates primarily to additional depreciation expense for the second-generation satellites placed into service throughout 2011 and the first half of 2012.

Other Income (Expense):

Interest Income and Expense

Three and Six Months:

Interest income and expense, net increased $2.6 million to $3.8 million for the three months ended June 30, 2012 from $1.2 million for the second quarter of 2011 and increased $4.4 million to $6.8 million for the six months ended June 30, 2012 from $2.4 million for the first six months of 2011. This increase was due primarily to a reduction in our capitalized interest due to the status of our construction in progress. As we place satellites into service, our construction in progress balance related to our second-generation satellites decreases. As a result of this decrease in our construction in progress balance, we recorded approximately $1.9 million and $2.8 million in interest expense during the first and second quarters of 2012, respectively.

Derivative Gain (Loss)

Three and Six Months:

Derivative gain (loss) fluctuated by $16.6 million to a gain of $20.4 million for the three months ended June 30, 2012 compared to the second quarter of 2011 and fluctuated by $3.6 million to a gain of $13.9 million for the six months ended June 30, 2012 compared to the first six months of 2011. The derivative gain was due primarily to decreases in our stock price during the respective periods.

Other

Three and Six Months:

Other income (expense) fluctuated by $0.7 million to expense of $0.6 million for the three months ended June 30, 2012 compared to income of $0.1 million for the second quarter of 2011 and fluctuated by $1.8 million to expense of $0.5 million for the six months ended June 30, 2012 compared to income of $1.3 million for the first six months of 2011.  These decreases are due primarily to foreign currency losses during the three and six months ended June 30, 2012.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet capital expenditure needs, including procuring and deploying our second-generation constellation, next-generation ground upgrades, repayment of our current and long-term debt, operating costs, and working capital. Our principal sources of liquidity are the remaining funds in our contingent equity account, cash on hand, cash flows from operations, the remaining funds available under our Facility Agreement, and funds from financing not yet arranged.

Cash Flows for the Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

The following table shows our cash flows from operating, investing, and financing activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash provided by (used in) operating activities	$1,808	$(5,485)
Net cash used in investing activities	(34,657)	(65,228)
Net cash provided by financing activities	27,858	61,454
Effect of exchange rate changes on cash	(140)	330
Net decrease in cash and cash equivalents	$(5,131)	$(8,929)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2012 was $1.8 million compared to net cash used of $5.5 million for the first six months of 2011. Favorable changes in operating assets and liabilities during the six months ended June 30, 2012 resulted in positive cash flows from operations for the first six months of 2012.

Cash Flows Used in Investing Activities

Cash used in investing activities was $34.7 million for the six months ended June 30, 2012 compared to $65.2 million for the first six months of 2011. The decrease in cash used during the six months ended June 30, 2012 when compared to the in the first six months of 2011 resulted primarily from decreased payments related to the construction of our second-generation constellation as the second-generation satellites neared completion and the deferral of payments to contactors working on the construction of our next-generation ground upgrades.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $33.6 million to $27.9 million for the six months ended June 30, 2012 from $61.5 million for the first six months of 2011. The decrease was due primarily to lower funding needs for operations and for the construction of our second-generation satellites as we complete the construction and launch of our second-generation satellite constellation. The decrease from the first six months of 2011to the first six months of 2012 was also attributable to the issuance of $38.0 million of our 5% Notes during June 2011. These decreases were partially offset by draws on our contingent equity account during the first six months of 2012. We funded the current year activities by borrowing under our Facility Agreement and drawing from our contingent equity account.

Cash Position and Indebtedness

As of June 30, 2012, cash and cash equivalents were $4.8 million; cash available under our Facility Agreement was $3.0 million; and cash in our contingent equity account was $22.8 million; compared to cash and cash equivalents, cash available under our Facility Agreement, and cash in our contingent equity account at December 31, 2011 of $9.9 million, $8.0 million, and $45.8 million, respectively.

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

The facility is scheduled to mature 84 months after the first repayment date. Scheduled semi-annual principal repayments will begin the earlier of eight months after the fourth launch of the second-generation constellation or June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Interest payments are due on a semi-annual basis.

The Facility Agreement, as amended, requires that:

•	following December 31, 2014, we maintain a minimum liquidity of $5.0 million;

•	we achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement):

Period	Minimum Amount

7/1/11-6/30/12	$(5.0) million
1/1/12-12/31/12	$7.0 million
7/1/12-6/30/13	$65.0 million
1/1/13-12/31/13	$78.0 million

•	beginning in 2013, we maintain a minimum debt service coverage ratio of 1.00:1:00, gradually increasing to a ratio of 1.50:1:00 through 2019; and

•	beginning in June 2013, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 7.25:1:00 on a last 12-months basis, gradually decreasing to 2.50:1:00 through 2019.

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

 During the second quarter of 2012, we received two reservation of rights letters from the COFACE Agent identifying potential existing defaults of certain non-financial provisions of the Facility Agreement that may have occurred as a result of the Thales arbitration ruling and the subsequent agreements reached with Thales related to the arbitration. The letters indicated that the lenders are evaluating their position in respect to the potential existing defaults. During this evaluation process, the lenders do not permit funding of the remaining $3.0 million available under the Facility Agreement. We believe that the events cited by the agent to the Facility Agreement are not events of default as defined by the Facility Agreement.  However, to eliminate any uncertainty regarding these events, we are working with the lenders on an amendment and waiver with respect to each of the potential events cited which is expected to be completed promptly.  As of the date these financial statements were issued, the COFACE Agent had not declared an event of default under the Facility Agreement, and accordingly the borrowings have been shown as non-current on the June 30, 2012 balance sheet.

On August 1, 2012, we had not achieved in-orbit acceptance of the 18 previously launched second generation satellites as required under the Facility Agreement.  On August 9, 2012, we entered into Waiver Letter No. 10, which extends the provision to require in-orbit acceptance of the 18 satellites to December 31, 2012.

Due to the launch delays, we expect that we may not be in compliance with certain financial covenants specified in the Facility Agreement during the next 12 months. As a result, we expect to seek amended covenant levels. If we cannot obtain either a waiver or an amendment, the failure to comply would represent an event of default. An event of default under the Facility Agreement would permit acceleration of indebtedness under the Facility. That acceleration would permit acceleration of our obligations under other agreements that contain cross-acceleration provisions.

See Note 4 for further discussion of the Facility Agreement and other borrowings.

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

Second-Generation Satellites

In June 2009, we entered into an amended and restated contract with Thales for the construction of our second-generation low-earth orbit satellites and related services, to incorporate prior amendments and acceleration requests, and to make other non-material changes to the contract entered into in November 2006. We successfully completed three launches of six second-generation satellites each in October 2010, July 2011, and December 2011. We plan to launch the remaining six satellites in 2012; however, this plan is subject to numerous circumstances that are outside of our control.

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

The amount of capital expenditures incurred as of June 30, 2012 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the first 24 satellites of our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	June 30, 2012	Remaining 2012	2013	Thereafter	Total
Thales Second-Generation Satellites	$619,651	$3,039	$—	$—	$622,690
Arianespace Launch Services	207,375	8,625	—	—	216,000
Launch Insurance	30,693	9,210	—	—	39,903
Other Capital Expenditures and Capitalized Labor	41,001	16,248	1,050	—	58,299
Total	$898,720	$37,122	$1,050	$—	$936,892

As of June 30, 2012, we recorded $12.8 million of these capital expenditures in accounts payable and accrued expenses.

 Additional Second-Generation Satellites

In May 2012, the arbitration panel determined that Thales has no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 satellite construction contract.

In June 2012, we and Thales agreed to settle our prior commercial disputes which were the subject of a May 2012 arbitration award. In addition, we and Thales have agreed to the principal terms relating to our purchase from Thales of six additional second-generation satellites at a fixed price of approximately €25 million per satellite, payable over an approximately three-year period after commencement of manufacturing. We and Thales expect to enter into a commercial contract, which will be subject to various conditions, including the receipt by us of necessary third-party financing. See Note 9 for further discussion. Expected future payments for the six additional second-generation satellites are not included in the table above. We are seeking additional financing to fund the purchase of these satellites.

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

The amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs are presented in the table below (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	June 30, 2012	Remaining 2012	2013	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$58,777	$34,639	$11,181	$—	$104,597
Ericsson ground network	2,584	1,600	10,651	14,201	29,036
Total	$61,361	$36,239	$21,832	$14,201	$133,633

In June 2012, we entered into an agreement with Hughes to extend to September 28, 2012 our deadline to make payments previously due under the contract, provided we make a payment of $0.5 million in July 2012 and $0.5 million in August 2012. We made the July 2012 payment. The deferred payments continue to incur interest at the rate of 10% per annum. As of June 30, 2012 we had incurred and capitalized $73.2 million of costs related to this contract, of which we recorded $19.9 million in accounts payable. If we terminate the contract for convenience, we must make a final payment of $20.0 million in either cash or our common stock at our election.  If we elect to pay in our common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of the stock and deliver the proceeds to Hughes. If Hughes chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

In July 2012, we entered into an agreement with Ericsson which deferred to February 1, 2013 approximately $4.2 million in milestone payments due under the contract, provided we make a payment of $0.9 million in July 2012 and $0.7 million in September 2012. We made the July 2012 payment. The remaining milestones previously scheduled under the contract in 2012 were deferred to 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum. As of June 30, 2012 we had incurred and capitalized $6.8 million of costs related to this contract, of which we recorded $4.2 million in accounts payable and accrued expenses. If we terminate the contract for convenience, we must make a final payment of $10.0 million in either cash or our common stock at our election.  If we elect to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct us to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

As of June 30, 2012, we recorded $24.1 million of these capital expenditures in accounts payable and accrued expenses. In accordance with the French Ministry’s authorization to operate our second-generation satellite constellation, we are currently on schedule to enhance the existing gateway operations in Aussaguel, France to include satellite operations and control functions by March 2013. The above table does not include any costs for this facility or any other capital expenditures not yet contracted for or capitalized labor.

Liquidity

As discussed in Note 2 to our condensed consolidated financial statements, we have developed a plan to improve operations; complete the launch of 24 second-generation satellites and to complete the development, construction, and activation of additional second-generation satellites and next generation ground upgrades.

We plan to fund our short-term liquidity needs from cash on hand ($4.8 million at June 30, 2012), cash from our Facility ($3.0 million was available at June 30, 2012), cash available in our contingent equity account ($22.8 million was available at June 30, 2012) and operating cash flows, if any. However, additional external financing and amendments to our existing debt obligations, including the Facility and the 5.75% Notes, will be required to satisfy the obligations to pay delay costs to our launch provider for prior launches, to complete the funding of our six additional second-generation satellites and to pay the contract termination fee to Thales. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, our ability to execute our business plans will be adversely affected.

Our principal long-term liquidity needs include acquiring and launching additional second-generation satellites, making major improvements to our gateways and other ground facilities, funding our working capital and cash operating needs, including any growth in our business, and to fund repayment of our indebtedness, both principal and interest, when due. We expect sources of long-term liquidity to include the exercise of warrants and other additional debt and equity financings which have not yet been arranged. We cannot assure you that we can obtain sufficient additional financing on acceptable terms, if at all.  We also expect cash flows from operations to be a source of long-term liquidity once we have fully deployed our second-generation satellite constellation. We are not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on our performance and liquidity.

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

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2012, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of June 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three and six months ended June 30, 2012.

(b)	Changes in internal control over financial reporting.

As of June 30, 2012, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
10.1†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated June 26, 2012

10.2†	Letter Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of July 23, 2012

31.1	Section 302 Certification

32.1	Section 906 Certification

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
Date: August 9, 2012	/s/ James Monroe III

James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)

