Form 10-Q/A
period 2012-06-30
Globalstar, Inc.
filed 2012-08-24
CIK 1366868

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description
10.1†*	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated June 26, 2012

10.2†*	Letter Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of July 23, 2012

31.1*	Section 302 Certification

32.1*	Section 906 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an Exhibit to our original report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012.
**	Filed herewith.
†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

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

GLOBALSTAR, INC.

Date: August 24, 2012	By:	/s/ James Monroe III

James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)