Form 10-Q
period 2012-09-30
Globalstar, Inc.
filed 2012-11-15
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

As of October 26, 2012, 305,985,723 shares of voting common stock and 127,105,723 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenue:
Service revenues	$15,368	$14,198	$42,146	$41,774
Subscriber equipment sales	5,169	3,989	15,110	13,666
Total revenue	20,537	18,187	57,256	55,440
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,558	8,332	16,715	22,684
Cost of subscriber equipment sales	4,040	2,871	10,465	9,321
Cost of subscriber equipment sales – reduction in the value of inventory	660	979	957	1,401
Marketing, general, and administrative	9,280	12,249	26,565	34,004
Reduction in the value of long-lived assets	—	3,038	7,218	3,484
Contract termination charge	—	—	22,048	—
Depreciation, amortization, and accretion	18,654	12,106	49,277	35,512
Total operating expenses	38,192	39,575	133,245	106,406
Loss from operations	(17,655)	(21,388)	(75,989)	(50,966)
Other income (expense):
Interest income and expense, net of amounts capitalized	(6,565)	(1,232)	(13,396)	(3,599)
Derivative gain (loss)	(16,473)	23,793	(2,562)	34,090
Other	(439)	(1,876)	(938)	(573)
Total other income (expense)	(23,477)	20,685	(16,896)	29,918
Loss before income taxes	(41,132)	(703)	(92,885)	(21,048)
Income tax benefit (expense)	56	(22)	361	167
Net loss	$(41,188)	$(681)	$(93,246)	$(21,215)
Loss per common share:
Basic	$(0.10)	$(0.00)	$(0.25)	$(0.07)
Diluted	(0.10)	(0.00)	(0.25)	(0.07)
Weighted-average shares outstanding:
Basic	392,344	295,513	376,518	294,519
Diluted	392,344	295,513	376,518	294,519

Comprehensive loss	$(40,069)	$(815)	$(91,578)	$(21,356)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	(Unaudited)	(Audited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,219	$9,951
Restricted cash	50,426	—
Accounts receivable, net of allowance of $7,328 and $7,296, respectively	13,601	12,393
Inventory	43,045	41,848
Deferred financing costs, current	36,911	—
Prepaid expenses and other current assets	5,785	5,281
Total current assets	150,987	69,473
Property and equipment, net	1,226,314	1,217,718
Restricted cash	—	46,776
Deferred financing costs	10,528	53,482
Advances for inventory	9,158	9,158
Intangible and other assets, net	7,122	23,798
Total assets	$1,404,109	$1,420,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$651,909	$—
Accounts payable, including contractor payables of $33,455 and $32,275, respectively	42,755	47,808
Accrued contract termination charge	22,048	—
Accrued expenses	29,513	28,806
Payables to affiliates	231	378
Deferred revenue	16,417	14,588
Total current liabilities	762,873	91,580
Long-term debt, less current portion	90,204	723,888
Employee benefit obligations	7,152	7,407
Derivative liabilities	34,720	38,996
Deferred revenue	7,730	7,295
Other non-current liabilities	17,357	17,444
Total non-current liabilities	157,163	795,030

Commitments and contingences (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2012 and December 31, 2011:
Series A Preferred Convertible Stock of $0.0001 par value, one share authorized and none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 305,968,821 and 297,175,777 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	30	30
Nonvoting Common Stock of $0.0001 par value. 135,000,000 shares authorized; 106,767,684 and 55,881,512 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	11	5
Additional paid-in capital	834,434	792,584
Accumulated other comprehensive loss	(1,432)	(3,100)
Retained deficit	(348,970)	(255,724)
Total stockholders’ equity	484,073	533,795
Total liabilities and stockholders’ equity	$1,404,109	$1,420,405

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows provided by (used in) operating activities:
Net loss	$(93,246)	$(21,215)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	49,277	35,512
Change in fair value of derivative assets and liabilities	2,562	(34,090)
Stock-based compensation expense	585	1,908
Amortization of deferred financing costs	2,498	2,734
Provisions for bad debt	695	2,245
Contingent reimbursements	106	1,853
Noncash interest expense	9,415	—
Reduction in the value of long-lived assets and equipment	8,176	4,885
Contract termination charge	22,048	—
Foreign currency and other, net	1,843	1,569
Changes in operating assets and liabilities:
Accounts receivable	(1,919)	(1,955)
Inventory	(240)	3,240
Prepaid expenses and other current assets	1,459	(1,395)
Other assets	6,253	(831)
Accounts payable and accrued expenses	360	(2,202)
Payables to affiliates	(147)	(500)
Other non-current liabilities	(1,093)	(2,546)
Deferred revenue	2,246	(62)
Net cash provided by (used in) operating activities	10,878	(10,850)
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs	(43,305)	(71,212)
Property and equipment additions	(382)	(2,385)
Investment in businesses	(450)	(500)
Restricted cash	(3,650)	(10,436)
Net cash used in investing activities	(47,787)	(84,533)
Cash flows from financing activities:
Borrowings from Facility Agreement	5,008	18,659
Proceeds from contingent equity agreement	23,000	—
Proceeds from issuance of common stock and exercise of warrants	100	526
Proceeds from the issuance of 5.0% convertible notes	—	38,000
Borrowings from subordinated loan agreement	—	12,500
Payment of deferred financing costs	(250)	(925)
Net cash from financing activities	27,858	68,760
Effect of exchange rate changes on cash	319	(314)
Net (decrease) increase in cash and cash equivalents	(8,732)	(26,937)
Cash and cash equivalents, beginning of period	9,951	33,017
Cash and cash equivalents, end of period	$1,219	$6,080
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$18,958	$19,097
Income taxes	216	82
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and ground costs	4,646	3,992
Increase in capitalized accrued interest for second-generation satellites and ground costs	4,309	1,117
Capitalization of the accretion of debt discount and amortization of prepaid finance costs	6,786	17,962
Capitalized interest paid in common stock on the 5% and 8% Notes	2,874	1,799
Conversion of convertible notes into common stock	2,000	1,000
Payments made in Common Stock	1,755	1,740
Reduction in assets and liabilities due to note conversions and warrant exercises	1,812	1,538
Conversion of contingent equity account derivative liability to equity	5,853	5,955
Value of warrants issued in connection with the contingent equity account loan fee	2,226	8,318
Recognition of a beneficial conversion feature on long-term debt	—	17,100
Value of warrants issued in connection with raising capital and debt	—	8,081
Recognition of contingent reimbursement	—	1,852

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Globalstar, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, such information includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

In each of the last three years and the nine months ended September 30, 2012, the Company has generated operating losses, which has adversely affected the Company’s liquidity. These operating losses were caused primarily by the deterioration of the Company’s first-generation satellite constellation and delays in the launch and deployment of its second-generation satellites, which in turn reduced its ability to provide reliable Duplex service to its customers. In response to these circumstances, the Company developed a plan to improve operations; complete the launches of the remaining second-generation satellites; complete the construction, deployment and activation of additional second-generation satellites and next-generation ground upgrades; and obtain additional financing.

As further described below, the Company has taken the following steps pursuant to its plan.

•	Reduced operating expenses by, among other things, streamlining its supply chain and other operations, consolidating its world-wide operations, including the completion of the relocation of its corporate headquarters to Covington, Louisiana, and simplifying its product offerings.

•	Increased revenues by transitioning legacy Duplex customers to more profitable plans and by streamlining its Simplex and SPOT product offerings and targeting them to the consumer and enterprise markets.

•	Successfully launched 18 second-generation satellites.

•	Issued $38.0 million in 5.0% Notes and drew $37.2 million from its contingent equity account.

•	Obtained lender agreement to defer principal payments previously due to begin in June 2012 to June 2013 on its senior secured facility agreement (the “Facility Agreement”).

•	Obtained the required licensing to activate its ground stations in North America, permitting call traffic with its second-generation satellites.

•	Settled disputes with Thales Alenia Space (“Thales”) regarding prior contractual issues and entered into an agreement with Thales for the manufacture and delivery of six additional second-generation satellites.

•	Completed negotiations with Arianespace regarding additional expenses associated with previous launch delays, thus permitting continued preparation for the Company’s fourth launch scheduled for the first quarter of 2013.

•	Received an extension of its NASDAQ listing on the Capital Market of the NASDAQ Stock Market through the end of 2012.

•	Entered into initial agreements with third parties to restart operations at existing Globalstar gateways around the world to increase commercial coverage.

•	Successfully uploaded the AOCS software solution to the final previously launched satellite, which the Company intends to place into service in the near future. This will permit any satellite, if affected by a momentum wheel issue, to continue to operate.

The Company believes that these actions, combined with additional actions included in its operating plan, will result in improved cash flows from operations, provided the significant uncertainties further described in the last two paragraphs of this footnote are successfully resolved. These additional actions include, among other things, the following:

•	Completing the deployment of its second-generation constellation by launching six more second-generation satellites in the first quarter of 2013.

•	Engaging in a proceeding before the FCC to receive authority to utilize the Company’s spectrum to offer terrestrial communications services separate and apart from, but coordinated with, its satellite-based communications services.

•	Continuing to identify and pursue opportunities to construct new gateways in areas of the world where the Company has not previously operated.

•	Continuing to pursue numerous opportunities in the field of aviation; including next-generation “space-based” air traffic management services, in association with our technology partner, ADS-B Technologies, LLC.

•	Completing the second-generation ground infrastructure upgrades that will permit the Company to offer a new suite of consumer and enterprise products that leverage our new, inexpensive chip architecture.

•	Completing the financing and purchase of the additional six second-generation satellites beyond the first 24 from Thales.

•	Continuing to control operating expenses while redirecting available resources to the marketing and sales of product offerings.

•	Improving its key business processes and leveraging its information technology platform.

•	Implementing sales and marketing programs designed to take advantage of the continued expansion of the Company’s Duplex coverage.

•	Introducing new and innovative Simplex and Duplex products to the market that will further drive sales volume and revenue.

Despite continued improvements in the Company’s operations, it does not have sufficient cash on hand, cash flows from operations, and available funds in its contingent equity account to meet its existing contractual obligations over the next 12 months. The Company is currently seeking additional external financing and amendments to its existing debt obligations, including the Facility and the 5.75% Convertible Senior Unsecured Notes (the “5.75% Notes”) and certain other contractual obligations. In addition, substantial uncertainties remain related to the outcome of the fourth launch of six second-generation satellites, the Company’s noncompliance with certain of the Facility’s covenants (see Note 4 for further discussion), the remaining useful life of the first-generation satellites still in service and the impact and timing of the Company’s plans to improve operating cash flows and to restructure its contractual obligations. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, the Company’s ability to continue to execute its business plans will be adversely affected.

Further, the Company’s longer-term business plan includes launching additional second-generation satellites in addition to the first 24, making improvements to its ground infrastructure, and releasing new products. To execute these longer-term plans successfully, the Company will need to obtain additional external financing to fund these expenditures. Although the Company is seeking such financing and is continuing to address requirements with contractors, there is no guarantee that these efforts will be successful given the scope, complexity, cost and risk of completing the construction of the space and ground components of its second-generation constellation and the development of marketable new products. Accordingly, the Company is not in a position to provide an estimate when, or if, these longer-term plans will be completed and the effect this will have on the Company’s performance and liquidity.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Globalstar System:
Space component	$931,936	$532,487
Ground component	49,040	49,109
Construction in progress:
Space component	294,093	650,920
Ground component	84,240	80,071
Prepaid long-lead items and other	18,135	18,028
Total Globalstar System	1,377,444	1,330,615
Internally developed and purchased software	14,140	14,052
Equipment	12,625	12,333
Land and buildings	4,021	4,152
Leasehold improvements	1,481	1,402
	1,409,711	1,362,554
Accumulated depreciation and amortization	(183,397)	(144,836)
	$1,226,314	$1,217,718

 Contracts

The following table presents the core contract prices for the construction of the first 24 satellites of the Company’s second-generation constellation, related launch services and ground upgrades (in thousands):

Contract
Price
Thales second-generation satellites	$622,690
Arianespace launch services	216,000
Launch insurance	39,903
Hughes next-generation ground component	104,597
Ericsson next-generation ground network	29,036
Total	$1,012,226

As of September 30, 2012, the Company had incurred $945.6 million of costs under these contracts, including contracts payable and accrued expenses of $23.8 million, excluding interest.  Of the amounts incurred, the Company had capitalized $940.1 million and expensed $5.5 million of research and development costs. The table above does not include any amounts for the manufacture and launch of six additional second-generation satellites, as discussed further below.

Second-Generation Satellites

The Company has a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has launched 18 of the 24 second-generation satellites and plans to launch the remaining six satellites in the first quarter of 2013; however, this plan is subject to numerous factors that are outside of the Company’s control.

In June 2012, the Company and Thales agreed to settle their prior commercial disputes including those disputes which were the subject of a May 2012 arbitration award.

In September 2012, the Company entered into an agreement with Thales for the manufacture and delivery of six additional satellites for the Globalstar second-generation constellation. The purchase price for the six satellites, certain software upgrades and related services is €149.9 million, with an initial payment due upon the close of financing and subsequent payments due over a 34-month period subject to Thales’ reaching construction milestones. Neither party is obligated to perform under the contract until Globalstar obtains financing for at least 85% of the total contract price, among other conditions. See Note 9 for further discussion.

In accordance with its plans, during October 2012, the Company successfully uploaded the AOCS software solution to the second-generation satellite that was previously taken out of service due to anomalous behavior with its momentum wheels. The Company intends to place this satellite into service in the near future. Although the Company does not expect this problem to arise in other satellites, this software solution can be uploaded to any satellite that may experience similar anomalous behaviors with its momentum wheels.

For assets that are no longer providing service, the Company removes the estimated cost and accumulated depreciation from property and equipment. During the second quarter of 2012, the Company reduced the carrying value of its first-generation constellation by approximately $7.1 million. This loss is recorded in operating expenses for the nine months ended September 30, 2012.

The Company has a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of six satellites each. As previously disclosed, the Company was negotiating with Arianespace regarding certain additional costs related to prior launches. In September 2012, the Company completed these negotiations. All amounts owed to Arianespace for these prior launch costs are included in accounts payable as of September 30, 2012.

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

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	September 30, 2012	December 31, 2011

Total Interest Capitalized	$209,533	$176,361

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Current Period Interest Capitalized	$8,234	$14,221	$33,172	$39,823

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Depreciation Expense	$17,964	$12,078	$47,542	$33,550

 4. BORROWINGS

Long-term debt consists of the following (in thousands):

	September 30, 2012		December 31, 2011
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value

Facility Agreement	$583,303	$583,303	$578,295	$578,295
Subordinated Loan	51,891	48,099	47,384	43,255
5.0% Convertible Senior Unsecured Notes	39,922	15,268	38,949	13,077
8.00% Convertible Senior Unsecured Notes	46,846	26,837	47,516	25,203
5.75% Convertible Senior Unsecured Notes	71,804	68,606	71,804	64,058
Total debt	793,766	742,113	783,948	723,888
Less: current portion	655,107	651,909	—	—
Long-term debt	$138,659	$90,204	$783,948	$723,888

Facility Agreement

The Company has a $586.3 million Facility Agreement, as amended, that is scheduled to mature 84 months after the first repayment date. Scheduled semi-annual principal repayments will begin on June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants. As a result of satellite delivery delays, the Company has entered into various amendments and waivers to the Facility Agreement, including amendments to covenant levels specified in the Facility Agreement and other administrative items.

During the second quarter of 2012, the Company received two reservation of rights letters from the COFACE Agent identifying potential existing defaults of certain non-financial provisions of the Facility Agreement that may have occurred as a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration. The letters indicated that the lenders were evaluating their position with respect to the potential defaults. During the evaluation process, the lenders did not permit funding of the remaining $3.0 million available under the Facility Agreement for the remaining milestone payments to Thales or allow the Company to draw from its Contingent Equity Account.

On October 12, 2012, the Company entered into Waiver Letter No. 11, which permitted the Company to make a draw from the Contingent Equity Account. The waiver letter acknowledged the conclusion by the lenders that events of default did occur as a result of the Company entering into settlement agreements with Thales related to the arbitration ruling. As of the date these financial statements were issued, the COFACE Agent had not notified the Company of its intention to accelerate the debt; however, the borrowings have been shown as current on the September 30, 2012 balance sheet in accordance with applicable accounting rules. Globalstar is currently working with the lenders to obtain all necessary waivers or amendments associated with any default issues. On October 24, 2012, the lenders permitted funding of $2.4 million of the amounts available under the Facility Agreement to make a milestone payment to Thales.

Due to the launch delays, the Company expects that it may not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months.  If the Company cannot obtain either a waiver or an amendment, the failure to comply would represent an event of default. An event of default under the Facility Agreement would permit acceleration of indebtedness under the Facility. That acceleration would permit acceleration of the Company’s obligations under other agreements that contain cross-acceleration provisions.

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

The following table summarizes the balance of and the draws on the contingent equity account (dollars in thousands) and the related warrants and shares issued to Thermo since origination of the agreement as of September 30, 2012:

	Available		Warrants	Shares
	Amount	Draws	Issued	Issued
June 19, 2009 (1)	$60,000	$—	4,379,562	—
December 31, 2009 (2)	60,000	—	2,516,990	—
June 19, 2010 (1)	60,000	—	4,379,562	—
June 19, 2011 (2)	60,000	—	620,438	—
June 19, 2011 (1)	60,000	—	5,000,000	—
November 4, 2011(3)	54,600	5,400	—	11,376,404
November 30, 2011 (3)	45,800	8,800	—	25,229,358
January 11, 2012 (3)	36,000	9,800	—	22,546,012
March 23, 2012 (3)	27,300	8,700	—	14,135,615
May 30, 2012 (3)	22,800	4,500	—	14,204,545
June 19, 2012 (2)	22,800	—	16,428,571	—
June 19, 2012 (1), (4)	22,800	—	8,142,857	—
September 30, 2012	22,800	$37,200	41,467,980	87,491,934

(1)	Warrants to purchase common stock were issued to Thermo for the annual availability fee pursuant to the terms of the Contingent Equity Agreement.
(2)	Additional warrants were issued to Thermo due to the reset provisions in the Contingent Equity Agreement.
(3)	Nonvoting shares of common stock were issued to Thermo with respect to the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement.
(4)	Warrants issued on June 19, 2012 are not subject to the reset provisions in the Contingent Equity Agreement.

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

 As of September 30, 2012, no warrants issued in connection with the Contingent Equity Agreement had been exercised.

 No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company issued nonvoting shares to Thermo as a result of the draws made during 2011 and the first three quarters of 2012.

Subordinated Loan Agreement

The Company has a Loan Agreement with Thermo whereby Thermo loaned the Company $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement. Amounts deposited in the debt service reserve account are restricted to making payments due under the Facility Agreement.

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

The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the principal amount of the loan. The Company is accreting the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest method. As of September 30, 2012, the remaining debt discount was $3.8 million and $14.4 million of interest was outstanding; these are included in long-term debt on the Company’s consolidated balance sheet.

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

Pursuant to the terms of the Facility Agreement, the Company was required to fund a total of $46.8 million in the debt service reserve account. The funds in this account are restricted to making principal and interest payments on the Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates. As of September 30, 2012, the entire amount of $46.8 million is recorded in restricted cash.

5.00% Convertible Senior Notes

In 2011, the Company issued $38 million in aggregate principal amount of the 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15,200,000 shares of voting common stock of the Company at an exercise price of $1.25 per share. The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of the Company’s common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), on an unconditional joint and several basis, pursuant to a Guaranty Agreement (the “Guaranty”). The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is below the initial conversion and exercise price at that time. The 5.0% Notes are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 5.75% and 8.00% Convertible Senior Notes and are subordinated to the Company’s obligations pursuant to its Facility Agreement. There is no sinking fund for the 5.0% Notes. The 5.0% Notes will mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bear interest at a rate of 5.0% per annum. Interest on the 5.0% Notes will be payable in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes will be payable in cash at the election of the holder if such payments are permitted under the Facility Agreement. The indenture governing the 5.0% Notes contains customary events of default. No event of default existed as of September 30, 2012.

No 5.0% Notes were converted and no 5.0% Warrants were exercised since their initial issuance in 2011.

8.00% Convertible Senior Notes

In 2009, the Company issued $55 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes”) and warrants (the “8.00% Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year. The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s existing 5.0% and 5.75% Notes. The indenture governing the 8.00% Notes contains customary events of default. No event of default existed as of September 30, 2012.

The current exercise price of the 8.00% Warrants is $0.32 and the base conversion price of the 8.00% Notes is $1.59.

During the third quarter of 2012, approximately $2.0 million of the 8.00% Notes were converted resulting in the issuance of 1.9 million common shares. 8.00% Warrants were exercised during the first three quarters of 2012 to purchase approximately 0.6 million common shares with a fair value of approximately $0.4 million.

5.75% Convertible Senior Notes

In 2008, the Company issued $150 million aggregate principal amount of 5.75% Notes, which, subject to certain exceptions set forth in the related indenture, are subject to repurchase by the Company for cash at the option of the holders in whole or part (i) on each of April 1, 2013, April 1, 2018 and April 1, 2023 or (ii) upon a fundamental change, both at a purchase price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest, if any. A fundamental change will occur upon certain changes in the ownership of the Company, or certain events relating to the trading of the Company’s common stock. Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the shares. The indenture governing the 5.75% Notes contains customary events of default. No event of default existed as of September 30, 2012. The 5.75% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 5.75% Notes are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s existing 8.00% and 5.0% Notes. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The base conversion price of the 5.75% Notes is $6.02. As of September 30, 2012, the carrying value of the 5.75% Notes is classified as a current debt obligation on the Company’s condensed consolidated balance sheet because the first put option will occur within the next 12 months.

No 5.75% Notes were converted during the first three quarters of 2012.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At each of September 30, 2012 and December 31, 2011, approximately 17.3 million Borrowed Shares remained outstanding.  As of September 30, 2012 and December 31, 2011, the unamortized amount of issuance costs associated with the Share Lending Agreement was $1.0 million and $2.3 million, respectively. As of September 30, 2012, the unamortized issuance costs are classified as a current asset on the Company’s condensed consolidated balance sheet, which is consistent with the classification of the related 5.75% Notes as a current debt obligation, as further discussed above.

Warrants Outstanding

As of September 30, 2012 and December 31, 2011, warrants were outstanding to purchase 122.5 million shares and 76.8 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Contingent Equity Agreement (1)	41,467,980	16,896,552	$0.01	$0.01
Subordinated Loan	4,205,608	4,205,608	0.01	0.01
5.0% Notes (2)	15,200,000	15,200,000	1.25	1.25
8.00% Notes (3)	61,606,706	40,486,794	0.32	0.49
5.75% Notes	—	—	—	—
	122,480,294	76,788,954

(1)	On certain valuation dates, additional warrants were issued due to reset provisions in the agreement.
(2)	According to the terms of the 5.0% Notes, the 5.0% Warrants are subject to reset on April 15, 2013, if the price of the Company’s common stock is below the initial conversion and exercise price at that date.
(3)	According to the terms of the 8.00% Notes, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant reset price ($0.32 as of September 30, 2012). No additional warrants were issued during the first quarter of 2012. During the second quarter, the Company issued stock at $0.32 per share, which was below the previous strike price of $0.49, in connection with the contingent consideration paid as part of the acquisition of Axonn. Given this transaction and the related provisions in the warrant agreements, the holders of the 8.00% Warrants received additional 8.00% Warrants to purchase 21.7 million more shares of common stock. No additional warrants were issued during the third quarter of 2012.

5. DERIVATIVES

The following tables disclose the fair value and locations of the derivative instruments on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations (in thousands):

	September 30, 2012	December 31, 2011
Intangible and other assets:
Interest rate cap	$94	$255
Total intangible and other assets	$94	$255

Derivative liabilities:
Compound embedded conversion option with 8.00% Notes	$(5,421)	$(7,111)
Warrants issued with 8.00% Notes	(26,284)	(22,673)
Warrants issued in conjunction with contingent equity agreement	—	(6,155)
Contingent put feature embedded in the 5.0% Notes	(3,015)	(3,057)
Total derivative liabilities	$(34,720)	$(38,996)

	Three Months Ended
	September 30, 2012	September 30, 2011
Interest rate cap	$(39)	$(437)
Compound embedded conversion option with 8.00% Notes	(2,417)	13,330
Warrants issued with 8.00% Notes	(13,963)	10,336
Warrants issued in conjunction with contingent equity agreement	—	2,259
Contingent put feature embedded in the 5.0% Notes	(54)	(1,695)
Total derivative gain (loss)	$(16,473)	$23,793

	Nine Months Ended
	September 30, 2012	September 30, 2011
Interest rate cap	$(161)	$(697)
Compound embedded conversion option with 8.00% Notes	1,287	17,370
Warrants issued with 8.00% Notes	(4,031)	14,987
Warrants issued in conjunction with contingent equity agreement	301	4,125
Contingent put feature embedded in the 5.0% Notes	42	(1,695)
Total derivative gain (loss)	$(2,562)	$34,090

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$94	$—	$94
Total other assets measured at fair value	$—	$94	$—	$94

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,052)	$(4,052)
Compound embedded conversion option with 8.00% Notes	—	—	(5,421)	(5,421)
Warrants issued with 8.00% Notes	—	—	(26,284)	(26,284)
Contingent put feature embedded in 5.0% Notes	—	—	(3,015)	(3,015)
Total other liabilities measured at fair value	$—	$—	$(38,772)	$(38,772)

	Fair Value Measurements at December 31, 2011:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$255	$—	$255
Total other assets measured at fair value	$—	$255	$—	$255

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,963)	$(4,963)
Compound embedded conversion option with 8.00% Notes	—	—	(7,111)	(7,111)
Warrants issued with 8.00% Notes	—	—	(22,673)	(22,673)
Warrants issued with contingent equity agreement	—	—	(6,155)	(6,155)
Contingent put feature embedded in 5.0% Notes	—	—	(3,057)	(3,057)
Total other liabilities measured at fair value	$—	$—	$(43,959)	$(43,959)

 Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 5 for further discussion.

Liability for Contingent Consideration

In connection with the acquisition of Axonn in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but at its option may make payments in cash after 13 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which is currently $10.2 million. Through September 30, 2012, the Company had made $4.6 million in earnout payments by issuing 12,697,593 shares of voting common stock.

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the Company reaching specific performance metrics through the remaining earnout period. The change in fair value of the contingent consideration is recorded through accretion expense in the Company’s statements of operations.

The significant unobservable inputs used in the fair value measurement of the Company’s liability for contingent consideration are projected future sales of existing and new products as well as earnout payments made each quarter determined by actual product sales. Decreases in forecasted sales would result in a lower fair value measurement.

Compound Embedded Conversion Options with 8.00% Notes

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s statements of operations.

As of September 30, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded conversion option, including payment in kind interest payments, make whole premiums, automatic conversions, and future equity issuances; (ii) stock price volatility ranges from 32% - 111%; (iii) risk-free interest rates ranges from 0.06% - 1.65%; (iv) base conversion price of $1.59; and (v) market price of common stock at the valuation date of $0.46.

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

The significant unobservable inputs used in the fair value measurement of the Company’s compound embedded conversion option within the Company’s 8.00% Notes are future equity issuances and expected volatility. In connection with the acquisition of Axonn in December 2009, the Company will make future earnout payments in stock. Certain issuances of common stock may cause the base conversion rate of the 8.00% Notes to be adjusted, which will increase the fair value of the conversion option liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Warrants Issued with 8.00% Notes

The derivative liabilities in Level 3 include the 8.00% Warrants issued with the 8.00% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s statements of operations.

As of September 30, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued, including reset features and future equity issuances; (ii) stock price volatility ranges from 32% - 111%; (iii) risk-free interest rates ranges from 0.06% - 1.65%; (iv) warrant exercise price of $0.32; and (v) market price of common stock at the valuation date of $0.46.

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

Warrants Issued with Contingent Equity Agreement

Prior to June 19, 2012, the derivative liabilities in Level 3 included the warrants issued with the contingent equity account. See Note 5 for further discussion. The Company marked-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s statements of operations.

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

Contingent Put Feature Embedded in 5.0% Notes

The derivative liabilities in Level 3 include the contingent put feature embedded in the 5.0% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s statements of operations.

As of September 30, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued including the probability of change of control of the Company, payment in kind interest and reset features; (ii) stock price volatility ranges from 32% - 111%; (iii) risk-free interest rates ranges from 0.06% - 1.65%; (iv) base conversion price of $1.25; and (v) market price of common stock at the valuation date of $0.46.

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

Level 3 Reconciliation

The following tables present a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011 as follows (in thousands):

Balance at June 30, 2012	$(23,169)
Derivative adjustment related to conversions and exercises	404
Earnout payments made related to liability for contingent consideration	779
Change in fair value of contingent consideration	(351)
Unrealized gain, included in derivative gain (loss)	(16,435)
Balance at September 30, 2012	$(38,772)

Balance at December 31, 2011	$(43,959)
Derivative adjustment related to conversions and exercises	824
Earnout payments made related to liability for contingent consideration	1,632
Change in fair value of contingent consideration	(721)
Contingent equity warrant liability reclassed to equity	5,853
Unrealized gain, included in derivative gain (loss)	(2,401)
Balance at September 30, 2012	$(38,772)

Balance at June 30, 2011	$(59,296)
Earnout payments made related to liability for contingent consideration	967
Change in fair value of contingent consideration	1,090
Unrealized gain, included in derivative gain (loss)	24,230
Balance at September 30, 2011	$(33,009)

Balance at December 31, 2010	$(66,838)
Issuance of contingent equity warrant liability	(8,313)
Issuance of contingent put feature embedded in 5.0% Notes	(1,503)
Derivative adjustment related to conversions and exercises	1,100
Earnout payments made related to liability for contingent consideration	1,455
Change in fair value of contingent consideration	348
Contingent equity warrant liability reclassed to equity	5,955
Unrealized gain, included in derivative gain (loss)	34,787
Balance at September, 2011	$(33,009)

7. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued interest	$8,322	$2,774
Accrued compensation and benefits	3,499	3,567
Accrued property and other taxes	5,719	5,369
Accrued customer liabilities and deposits	2,946	3,176
Accrued professional and other service provider fees	969	1,826
Accrued liability for contingent consideration	2,221	2,020
Accrued commissions	638	513
Accrued telecommunications expenses	831	1,580
Accrued satellite and ground construction costs	773	5,776
Other accrued expenses	3,595	2,205
	$29,513	$28,806

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

Non-current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Long-term accrued interest	$1,733	$242
Asset retirement obligation	980	926
Deferred rent	621	717
Long-term liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	2,244	2,445
Long-term portion of liability for contingent consideration	1,832	2,944
Uncertain income tax positions	5,728	5,408
Foreign tax contingencies	4,219	4,762
	$17,357	$17,444

8. COMMITMENTS

Contractual Obligations

The Company has purchase commitments with Thales, Arianespace, Ericsson, Hughes and other vendors related to the procurement and deployment of its second-generation constellation and ground infrastructure.

In September 2012, the Company and Hughes entered into an agreement to extend to December 21, 2012 the deadline for the Company to make payments previously due under the contract, provided the Company made payments of $0.5 million in October 2012 and $0.5 million in November 2012. The Company has made the October 2012 payment. The deferred payments continue to incur interest at the rate of 10% per annum. As of September 30, 2012, the Company had recorded $18.8 million in accounts payable related to these required payments and had incurred and capitalized $73.2 million, excluding interest, of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $20.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Hughes will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Hughes. If Hughes chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

In July 2012, the Company entered into an agreement with Ericsson which deferred to February 1, 2013 approximately $4.2 million in milestone payments scheduled under the contract, provided the Company made payments of $0.7 million in July 2012 and $0.9 million in September 2012. The Company has made both payments. The remaining milestones previously due under the contract in 2012 were deferred to 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum. As of September 30, 2012, the Company had recorded $2.6 million in accounts payable related to these required payments and has incurred and capitalized $6.8 million of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $10.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order price as advances for inventory. As of September 30, 2012 total advances to Qualcomm for inventory were $9.2 million, and the Company had outstanding commitment balances of $8.8 million for inventory held by Qualcomm.

 9. CONTINGENCIES

Arbitration

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, Settlement Agreement and Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company of any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of the additional six second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under Phase 2 of the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of the additional six second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately $22.0 million which is recorded in operating expenses for the nine months ended September 30, 2012.

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

On September 13, 2012, the Company entered into an agreement with Thales for the manufacture and delivery of six additional satellites for the Globalstar second-generation constellation. The purchase price for the six satellites, certain software upgrades and related services is €149.9 million, with an initial payment due upon the close of financing for the purchase and subsequent payments due over a 34-month period subject to Thales’ reaching construction milestones. Neither party is obligated to perform under the contract until Globalstar obtains financing for at least 85% of the total contract price, among other conditions.

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

10. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.2 million and $0.4 million at September 30, 2012 and December 31, 2011, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company. The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

General and administrative expense	$30	$10	$230	$119
Non-cash expenses	132	102	396	186
Total	$162	$112	$626	$305

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

 Since June 2009, Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for the initial borrowing under the Facility Agreement, purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes, provided a $2.3 million short-term loan to the Company (which was subsequently converted into nonvoting common stock), and loaned $37.5 million to the Company to fund the debt service reserve account required by the Facility Agreement.

11. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending September 30, 2012 and December 31, 2011, the net deferred tax assets were fully reserved.

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

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of September 30, 2012 and December 31, 2011, the Company had recorded a tax liability of $1.9 million to the foreign tax authorities with an offsetting tax receivable from the previous owners.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Accumulated other comprehensive loss, June 30, 2012 and 2011 and December 31, 2011 and 2010, respectively	$(2,551)	$(275)	$(3,100)	$(268)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,119	(134)	1,668	(141)
Accumulated other comprehensive loss, September 30, 2012 and 2011, respectively	$(1,432)	$(409)	$(1,432)	$(409)

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Grants of restricted stock awards and restricted stock units	342	426	721	426
Grants of options to purchase common stock	31	56	414	1,421
Total	373	482	1,135	1,847

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

For the three and nine months ended September 30, 2012, the Company recorded expense for the fair value of the grant of approximately $0 and $0.1 million, respectively, which is reflected in marketing, general and administrative expenses. For the three and nine months ended September 30, 2011 the Company recorded expense for the fair value of the grant of approximately $0.1 million and $0.2 million, respectively. Through September 30, 2012 the Company issued 805,690 shares pursuant to this stock purchase plan.

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

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a plan to improve its cost structure by reducing headcount, the Company projected that it would not meet the required payroll levels set forth in the agreement and recorded a liability of $1.7 million at September 30, 2012 for the estimated impact of the payroll shortfall in future years. This liability is included in current and non-current liabilities in the Company’s condensed consolidated balance sheet.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Service:
United States	$11,051	$9,291	$29,926	$27,282
Canada	2,836	2,813	7,827	8,217
Europe	732	1,186	2,223	3,238
Central and South America	640	828	1,897	2,780
Others	109	80	273	257
Total service revenue	$15,368	$14,198	$42,146	$41,774
Subscriber equipment:
United States	3,633	2,633	10,724	8,695
Canada	887	924	2,555	2,657
Europe	287	220	939	1,137
Central and South America	220	200	701	937
Others	142	12	191	240
Total subscriber equipment revenue	$5,169	$3,989	$15,110	$13,666
Total revenue	$20,537	$18,187	$57,256	$55,440

	September 30,	December 31,
	2012	2011
Long-lived assets:
United States	$1,220,600	$1,211,795
Canada	292	324
Europe	315	155
Central and South America	3,461	3,638
Others	1,646	1,806
Total long-lived assets	$1,226,314	$1,217,718

 16. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three and nine months ended September 30, 2012 and 2011, diluted net loss per share of common stock were the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

As of September 30, 2012 and 2011, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share.

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

 Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

 Three Months Ended September 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$14,296	$10,832	$4,002	$(13,762)	$15,368
Subscriber equipment sales	255	4,138	2,941	(2,165)	5,169
Total revenue	14,551	14,970	6,943	(15,927)	20,537
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	1,784	3,585	1,983	(1,794)	5,558
Cost of subscriber equipment sales	134	4,742	3,780	(4,616)	4,040
Cost of subscriber equipment sales – reduction in the value of inventory	—	658	2	—	660
Marketing, general and administrative	5,236	1,944	3,379	(1,279)	9,280
Reduction in the value of long-lived assets	—	—	—	—	—
Contract termination charge	—	—	—	—	—
Depreciation, amortization, and accretion	13,313	13,782	4,338	(12,779)	18,654
Total operating expenses	20,467	24,711	13,482	(20,468)	38,192
Loss from operations	(5,916)	(9,741)	(6,539)	4,541	(17,655)
Other income (expense):
Interest income and expense, net of amounts capitalized	(6,172)	(1)	(394)	2	(6,565)
Derivative loss	(16,473)	—	—	—	(16,473)
Equity in subsidiary earnings	(12,120)	2,205	—	9,915	—
Other	(456)	(117)	218	(84)	(439)
Total other income (expense)	(35,221)	2,087	(176)	9,833	(23,477)
Loss before income taxes	(41,137)	(7,654)	(6,715)	14,374	(41,132)
Income tax (benefit) expense	51	(18)	23	—	56
Net loss	$(41,188)	$(7,636)	$(6,738)	$14,374	$(41,188)

Comprehensive loss	$(41,188)	$(7,636)	$(5,619)	$14,374	$(40,069)

Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

 Three Months Ended September 30, 2011

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$8,120	$9,992	$5,049	$(8,963)	$14,198
Subscriber equipment sales	301	2,905	229	554	3,989
Total revenue	8,421	12,897	5,278	(8,409)	18,187
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	4,595	1,421	3,498	(1,182)	8,332
Cost of subscriber equipment sales	—	2,661	2,187	(1,977)	2,871
Cost of subscriber equipment sales – reduction in the value of inventory	—	312	667	—	979
Marketing, general and administrative	3,839	5,980	2,430	—	12,249
Reduction in the value of long-lived assets	788	2,195	55	—	3,038
Contract termination charge	—	—	—	—	—
Depreciation, amortization, and accretion	6,187	9,171	3,836	(7,088)	12,106
Total operating expenses	15,409	21,740	12,673	(10,247)	39,575
(Loss) gain from operations	(6,988)	(8,843)	(7,395)	1,838	(21,388)
Other income (expense):
Interest income and expense, net of amounts capitalized	(641)		(582)	(9)	(1,232)
Derivative gain	23,793	—	—	—	23,793
Equity in subsidiary earnings	(16,544)	(3,349)	—	19,893	—
Other	(302)	247	(1,924)	103	(1,876)
Total other income (expense)	6,306	(3,102)	(2,506)	19,987	20,685
Loss before income taxes	(682)	(11,945)	(9,901)	21,825	(703)
Income tax expense	(1)	(23)	2	—	(22)
Net (loss) gain	$(681)	$(11,922)	$(9,903)	$21,825	$(681)

Comprehensive loss	$(681)	$(11,922)	$(10,034)	$21,822	$(815)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$35,609	$30,528	$11,609	$(35,600)	$42,146
Subscriber equipment sales	809	12,328	5,676	(3,703)	15,110
Total revenue	36,418	42,856	17,285	(39,303)	57,256
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,678	6,231	5,888	(1,082)	16,715
Cost of subscriber equipment sales	284	9,420	5,377	(4,616)	10,465
Cost of subscriber equipment sales – reduction in the value of inventory	2	904	51	—	957
Marketing, general and administrative	15,493	4,997	9,426	(3,351)	26,565
Reduction in the value of long-lived assets	79	7,139	—	—	7,218
Contract termination charge	22,048	—	—	—	22,048
Depreciation, amortization, and accretion	32,789	36,817	12,343	(32,672)	49,277
Total operating expenses	76,373	65,508	33,085	(41,721)	133,245
Loss from operations	(39,955)	(22,652)	(15,800)	2,418	(75,989)
Other income (expense):
Interest income and expense, net of amounts capitalized	(12,126)	(7)	(1,261)	(2)	(13,396)
Derivative loss	(2,562)	—	—	—	(2,562)
Equity in subsidiary earnings	(37,737)	6,703	—	31,034	—
Other	(687)	(12)	(163)	(76)	(938)
Total other income (expense)	(53,112)	6,684	(1,424)	30,956	(16,896)
Loss before income taxes	(93,067)	(15,968)	(17,224)	33,374	(92,885)
Income tax expense	179	30	152	—	361
Net loss	$(93,246)	$(15,998)	$(17,376)	$33,374	$(93,246)

Comprehensive loss	$(93,246)	$(15,998)	$(15,708)	$33,374	$(91,578)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$21,693	$29,624	$13,179	$(22,722)	$41,774
Subscriber equipment sales	710	10,567	3,871	(1,482)	13,666
Total revenue	22,403	40,191	17,050	(24,204)	55,440
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,602	6,262	9,996	(3,176)	22,684
Cost of subscriber equipment sales	529	7,998	3,472	(2,678)	9,321
Cost of subscriber equipment sales – reduction in the value of inventory	—	735	666	—	1,401
Marketing, general and administrative	8,702	17,470	7,832	—	34,004
Reduction in the value of long-lived assets	1,073	2,356	55	—	3,484
Contract termination charge	—	—	—	—	—
Depreciation, amortization, and accretion	16,208	27,396	10,901	(18,993)	35,512
Total operating expenses	36,114	62,217	32,922	(24,847)	106,406
(Loss) gain from operations	(13,711)	(22,026)	(15,872)	643	(50,966)
Other income (expense):
Interest income and expense, net of amounts capitalized	(2,046)	—	(1,552)	(1)	(3,599)
Derivative gain	34,090	—	—	—	34,090
Equity in subsidiary earnings	(39,816)	(7,193)	—	47,009	—
Other	295	(117)	(695)	(56)	(573)
Total other income (expense)	(7,477)	(7,310)	(2,247)	46,952	29,918
Loss before income taxes	(21,188)	(29,336)	(18,119)	47,595	(21,048)
Income tax expense	27	—	140	—	167
Net (loss) gain	$(21,215)	$(29,336)	$(18,259)	$47,595	$(21,215)

Comprehensive loss	$(21,215)	$(29,336)	$(18,397)	$47,592	$(21,356)

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2012

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$451	$225	$543	$—	$1,219
Restricted cash	50,426	—	—	—	50,426
Accounts receivable	3,725	4,936	4,940	—	13,601
Intercompany receivables	593,317	398,411	23,788	(1,015,516)	—
Inventory	545	6,598	35,902	—	43,045
Deferred financing costs, current	36,911	—	—	—	36,911
Prepaid expenses and other current assets	3,019	441	2,325	—	5,785
Total current assets	688,394	410,611	67,498	(1,015,516)	150,987

Property and equipment, net	1,101,982	36,521	87,366	445	1,226,314
Restricted cash	—	—	—	—	—
Intercompany notes receivable	47,662	14,413	26,364	(88,439)	—
Investment in subsidiaries	(148,557)	(8,426)	—	156,983	—
Deferred financing costs	10,528	—	—	—	10,528
Advances for inventory	9,158	—	—	—	9,158
Intangible and other assets, net	3,222	2,083	1,832	(15)	7,122
Total assets	$1,712,389	$455,202	$183,060	$(946,542)	$1,404,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$651,909	$—	$—	$—	$651,909
Accounts payable	17,221	3,238	22,296	—	42,755
Accrued contract termination charge	22,048	—	—	—	22,048
Accrued expenses	9,549	9,205	10,759	—	29,513
Intercompany payables	382,374	479,640	151,705	(1,013,719)	—
Payables to affiliates	200	31	—	—	231
Deferred revenue	1,494	14,095	828	—	16,417
Total current liabilities	1,084,795	506,209	185,588	(1,013,719)	762,873

Long-term debt, less current portion	90,204	—	—	—	90,204
Employee benefit obligations	7,152	—	—	—	7,152
Intercompany notes payable	—	—	32,665	(32,665)	—
Derivative liabilities	34,720	—	—	—	34,720
Deferred revenue	7,391	339	—	—	7,730
Other non-current liabilities	4,054	2,731	10,572	—	17,357
Total non-current liabilities	143,521	3,070	43,237	(32,665)	157,163
Stockholders’ equity	484,073	(54,077)	(45,765)	99,842	484,073
Total liabilities and stockholders’ equity	$1,712,389	$455,202	$183,060	$(946,542)	$1,404,109

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

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$12,655	$(165)	$(1,612)	$—	$10,878

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(43,305)				(43,305)
Property and equipment additions	—	(197)	(185)	—	(382)
Investment in businesses	(450)	—	—	—	(450)
Restricted cash	(3,650)	—	—	—	(3,650)

Net cash used in investing activities	(47,405)	(197)	(185)	—	(47,787)

Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	100	—	—	—	100
Borrowings from Facility Agreement	5,008	—	—	—	5,008
Proceeds from contingent equity account	23,000	—	—	—	23,000
Payment of deferred financing costs	(250)	—	—	—	(250)
Net cash from by financing activities	27,858	—	—	—	27,858
Effect of exchange rate changes on cash and cash equivalents	—	—	319	—	319
Net increase (decrease) in cash and cash equivalents	(6,892)	(362)	(1,478)		(8,732)
Cash and cash equivalents at beginning of period	7,343	587	2,021	—	9,951
Cash and cash equivalents at end of period	$451	$225	$543	$—	$1,219

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(14,793)	$3,052	$891	$—	$(10,850)

Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs	(71,212)	—	—	—	(71,212)
Property and equipment additions	(501)	(1,692)	(192)	—	(2,385)
Investment in businesses	(500)	—	—	—	(500)
Restricted cash	(10,436)	—	—	—	(10,436)

Net cash used in investing activities	(82,649)	(1,692)	(192)	—	(84,533)

Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	526	—	—	—	526
Borrowings from Facility Agreement	18,659	—	—	—	18,659
Proceeds from the issuance of 5.0% convertible notes	38,000	—	—	—	38,000
Proceeds from the contribution to the debt service reserve account	12,500	—	—	—	12,500
Payment of deferred financing costs	(925)	—	—	—	(925)
Net cash from by financing activities	68,760	—	—	—	68,760
Effect of exchange rate changes on cash and cash equivalents	—	—	(314)	—	(314)
Net increase (decrease) in cash and cash equivalents	(28,682)	1,360	385	—	(26,937)
Cash and cash equivalents at beginning of period	32,288	(766)	1,495	—	33,017
Cash and cash equivalents at end of period	$3,606	$594	$1,880	$—	$6,080

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

 Overview

We are a leading provider of mobile voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to address our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (or “gateways), which we refer to as the Globalstar System.

Beginning in 2006 we started the process of designing, manufacturing and deploying a second-generation satellite constellation. This constellation is designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation constellation. This effort resulted in the launch of our first six second-generation satellites in late 2010 followed by two additional launches of six satellites each in 2011. We plan to launch the remaining six satellites in the first quarter of 2013; however, this plan is subject to numerous circumstances that are outside our control. We are integrating the new second-generation satellites with the first-generation satellites that were launched in 2007 to form our second-generation constellation. Our new satellites operate seamlessly with our existing constellation, therefore, with each new satellite that we place into service, our service level increases for our voice and Duplex data customers. During 2012, we placed several additional satellites into service which continues to improve service levels. This increase in service level should result in our products and services becoming more desirable to existing and potential customers. In 2011 and the first nine months of 2012, existing subscribers began to utilize our services more, measured by minutes of use on the Globalstar System, a trend that we expect to continue. For our existing customers, increases in usage on the Globalstar System may not directly correlate with increased revenue due to the number of subscribers on unlimited usage rate plans. As our coverage level improves, we expect to gain new customers, which will result in increased Duplex revenue in the future. We continue to offer a range of new price competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

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

At September 30, 2012, we served approximately 554,000 subscribers. We increased our net subscribers by 16% from September 30, 2011 to September 30, 2012. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

Results of Operations for the three and nine months ended September 30, 2012 and 2011

Revenue

Three Months:

Total revenue increased by $2.3 million, or approximately 13%, to $20.5 million for the three months ended September 30, 2012 from total revenue of $18.2 million for the three months ended September 30, 2011. We experienced an increase in subscriber equipment sales driven primarily by sales of Simplex equipment and slight growth in sales of our Duplex equipment. These increases were offset by decreases in our SPOT subscriber equipment sales due to higher demand during the three months ended September 30, 2011 as compared to the same period in 2012. We also experienced increased service revenue from our SPOT and Simplex lines of business as a result of growth in these subscriber bases.

Nine Months:

Total revenue increased by $1.8 million, or approximately 3%, to $57.2 million for the nine months ended September 30, 2012 from $55.4 million for the nine months ended September 30, 2011. Upon termination of our Open Range contract in the first quarter of 2011, we recognized a nonrecurring increase to revenue of approximately $2.0 million, which represented the December 31, 2010 balance of deferred revenue related to the contract.  Excluding the revenue recorded from Open Range, revenue increased $3.8 million, or approximately 7%, which is due primarily to higher sales of Simplex equipment and increased service revenue as a result of growth in our SPOT and Simplex subscriber base. These increases were offset by decreases in service revenue in our Duplex business, which continues to be affected by our two-way communication issues, resulting in a decrease in the number of subscribers using our network.

The following table sets forth amounts and percentages of our revenue by type of service for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Service Revenues:
Duplex	$4,993	24%	$5,154	28%	$13,683	24%	$15,614	28%
SPOT	6,552	32	4,941	27	18,359	32	14,010	25
Simplex	1,690	8	1,555	9	4,354	8	3,979	7
IGO	199	1	434	2	581	1	1,295	2
Other	1,934	10	2,114	12	5,169	9	6,876	13
Total Service Revenues	$15,368	75%	$14,198	78%	$42,146	74%	$41,774	75%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Equipment Revenues:
Duplex	$899	4%	$341	2%	$1,942	3%	$1,466	3%
SPOT	1,300	6	2,040	11	3,887	7	6,175	11
Simplex	2,429	12	1,312	7	7,451	13	4,970	9
IGO	355	2	338	2	871	2	898	2
Other	186	1	(42)	—	959	1	157	—
Total Equipment Revenues	$5,169	25%	$3,989	22%	$15,110	26%	$13,666	25%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three and nine months ended September 30, 2012 and 2011. The following numbers are subject to immaterial rounding inherent to calculating averages.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Average number of subscribers for the period (three and nine months ended):
Duplex	87,819	93,516	89,593	94,483
SPOT	231,310	185,903	219,317	172,395
Simplex	173,781	130,259	161,438	133,552
IGO	41,567	48,106	42,223	50,153

ARPU (monthly):
Duplex	$18.95	$18.37	$16.97	$18.36
SPOT	9.44	8.86	9.30	9.03
Simplex	3.24	3.98	3.00	3.31
IGO	1.60	3.01	1.53	2.87

Number of subscribers (end of period):
Duplex	87,138	93,087	87,138	93,087
SPOT	235,893	193,038	235,893	193,038
Simplex	182,116	135,790	182,116	135,790
IGO	41,109	47,822	41,109	47,822
Other	7,398	7,770	7,398	7,770
Total	553,654	477,507	553,654	477,507

Other service revenue includes revenue generated from engineering services and our former Open Range partnership, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Three Months:

Duplex revenue decreased approximately 3% for the three months ended September 30, 2012 compared to the third quarter of 2011. Our two-way communication issues continue to affect our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 6% from September 30, 2011 to September 30, 2012. As we launch and place into service our remaining second-generation satellites, our two-way communication reliability will improve, and we expect Duplex service revenue to increase.

SPOT revenue increased approximately 33% for the three months ended September 30, 2012 compared to the third quarter of 2011.  We generated increased service revenue from SPOT and added additional service revenue from the release of other SPOT consumer retail products. Our SPOT subscriber base increased by approximately 22% from September 30, 2011 to September 30, 2012.  Our subscriber count includes suspended subscribers, who are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payment.  These suspended accounts represented 29% and 23% of our total SPOT subscribers as of September 30, 2012 and 2011, respectively.

Simplex revenue increased approximately 9% for the three months ended September 30, 2012 compared to the third quarter of 2011.  We generated increased service revenue due to a 34% increase in our Simplex subscribers from September 30, 2011 to September 30, 2012. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer and product mix.

Other revenue decreased approximately 9% for the three months ended September 30, 2012 compared to the third quarter of 2011 due to higher engineering services revenue recognized in the third quarter of 2011 compared to the same period in 2012.

Nine Months:

Duplex revenue decreased approximately 12% for the nine months ended September 30, 2012 compared to the first nine months of 2011. Our two-way communication issues continue to affect our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex products, our subscriber base decreased by approximately 6% from September 30, 2011 to September 30, 2012. As we launch and place into service our remaining second-generation satellites, our two-way communication reliability will improve, and we expect Duplex service revenue to increase.

SPOT revenue increased approximately 31% for the nine months ended September 30, 2012 compared to the first nine months of 2011.  We generated increased service revenue from SPOT and added additional service revenue from the release of other SPOT consumer retail products, which led to a 22% increase in our SPOT subscriber base from September 30, 2011 to September 30, 2012.

Simplex revenue increased approximately 9% for the nine months ended September 30, 2012 compared to the first nine months of 2011.  We generated increased service revenue due to a 34% increase in our Simplex subscribers from September 30, 2011 to September 30, 2012. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer and product mix.

Other revenue decreased approximately 25% for the nine months ended September 30, 2012 compared to the first nine months of 2011.  The decrease was related to revenue recognized as a result of the termination of our Open Range contract in the first quarter of 2011. Excluding the recognition of Open Range revenue of approximately $2.0 million, other revenue increased approximately 5%, which was due primarily to higher engineering services revenue recognized during the first nine months of 2012 compared to the same period in 2011.

Equipment Revenue

Three Months:

Duplex equipment sales increased by approximately 164% for the three months ended September 30, 2012 from the third quarter of 2011.  As a result of launching and placing into service our second-generation satellites, we are experiencing increases in demand for our Duplex two-way transmission products. As these units are activated, we expect to see increases in the related Duplex service. As we launch and place into service the remaining six second-generation satellites, our two-way communication reliability will continue to improve, and we expect Duplex equipment revenue to increase.

Our inventory and advances for inventory balances were $43.0 million and $9.2 million, respectively, as of September 30, 2012, compared with total subscriber equipment sales of $5.2 million for the three months ended September 30, 2012. A significant portion of our inventory consists of Duplex products which are able to operate with both our first-generation constellation and our second-generation constellation. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. We have not entered into any other purchase commitments to produce or purchase the next generation of Duplex products.

We sold a limited number of Duplex products in 2011 and the first nine months of 2012, compared to the high level of inventory on hand. However, we have several initiatives underway to increase our future sales of subscriber equipment for Duplex products, which depend upon our successfully completing the deployment of our second-generation constellation. We anticipate launching six more satellites in the first quarter of 2013. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased approximately 35% for the three months ended September 30, 2012 from the third quarter of 2011. The decrease is related primarily to higher sales during 2011 related to the release of certain new SPOT consumer retail products which were released in early 2011.

Simplex equipment sales increased approximately 85% for the three months ended September 30, 2012 from the third quarter of 2011. The increase is due to continued success of our commercial applications for M2M asset monitoring and tracking.

Nine Months:

Duplex equipment sales increased by approximately 33% for the nine months ended September 30, 2012 from the first nine months of 2011. As a result of launching and placing into service our second-generation satellites, we are experiencing increases in demand for our Duplex two-way transmission products. As these units are activated, we expect to see increases in the related Duplex service in the future. As we launch and place into service the remaining six second-generation satellites, our two-way communication reliability will continue to improve, and we expect Duplex equipment revenue to increase.

Our inventory and advances for inventory balances were $43.0 million and $9.2 million, respectively, as of September 30, 2012, compared with total subscriber equipment sales of $15.1 million for the nine months ended September 30, 2012. A significant portion of our inventory consists of Duplex products which are able to operate with both our first-generation constellation and our second-generation constellation. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. We have not entered into any other purchase commitments to produce or purchase the next generation of Duplex products.

We sold a limited number of Duplex products in 2011 and the first nine months of 2012, compared to the high level of inventory on hand. However, we have several initiatives underway to increase our future sales of subscriber equipment for Duplex products, which depend upon our successfully completing the deployment of our second-generation constellation. We anticipate launching six more satellites in the first quarter of 2013. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased approximately 37% for the nine months ended September 30, 2012 from the first nine months of 2011. The decrease is related primarily to higher sales of certain new SPOT consumer retail products which were released in early 2011.

Simplex equipment sales increased approximately 50% for the nine months ended September 30, 2012 from the first nine months of 2011. The increase is due to continued success of our commercial applications for M2M asset monitoring and tracking.

Operating Expenses:

Three Months:

Total operating expenses decreased $1.4 million, or approximately 3%, to $38.2 million for the three months ended September 30, 2012 from $39.6 million for the third quarter of 2011. This decrease was due primarily to decreases in various components of operating expenses in 2012 and a reduction in the value of long-lived assets in the third quarter of 2011 that did not recur in the same period in 2012. These decreases were offset by higher depreciation expense as a result of additional second-generation satellites coming into service throughout 2011 and the first nine months of 2012.

Nine Months:

Total operating expenses increased $26.8 million, or approximately 25%, to $133.2 million for the nine months ended September 30, 2012 from $106.4 million for the first nine months of 2011. This increase is due to the $22.0 million agreed termination charge related to the settlement with Thales regarding the construction of Phase 3 satellites, as well as the recognition of a loss of approximately $7.1 million related to an adjustment made to the carrying value of our first-generation constellation. Excluding these one-time items, total operating expenses decreased $2.4 million, or 2%, for the nine months ended September 30, 2012 from the first nine months of 2011 due to decreases in various components of operating expenses, partially offset by higher depreciation expense as a result of additional second-generation satellites coming into service throughout 2011 and the first nine months of 2012.

 Cost of Services

Three and Nine Months:

Cost of services decreased $2.7 million, or approximately 33%, to $5.6 million for the three months ended September 30, 2012 from $8.3 million during the third quarter of 2011 and decreased $6.0 million, or approximately 26%, to $16.7 million for the nine months ended September 30, 2012 from $22.7 million during the first nine months of 2011. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decreases were due primarily to implementation of our plan to lower costs by monitoring operating expenses and streamlining operations.

Cost of Subscriber Equipment Sales

Three and Nine Months:

Cost of subscriber equipment sales increased $1.1 million, or approximately 41%, to $4.0 million for the three months ended September 30, 2012 from $2.9 million during the third quarter of 2011 and increased $1.1 million, or approximately 12%, to $10.4 million for the nine months ended September 30, 2012 from $9.3 million during the first nine months of 2011.

These increases were due primarily to increases in equipment revenue of 30% and 11% for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, respectively. These increases were offset slightly by lower manufacturing costs for our SPOT and Simplex products.

Marketing, General and Administrative

Three and Nine Months:

Marketing, general and administrative expenses decreased $3.0 million, or approximately 24%, to $9.3 million for the three months ended September 30, 2012 from $12.3 million for the third quarter of 2011 and decreased $7.4 million, or approximately 22%, to $26.6 million for the nine months ended September 30, 2012 from $34.0 million for the first nine months of 2011.  This decrease was due primarily to improvements in our cost structure from monitoring operating costs and streamlining operations.

Contract Termination Charge

Nine Months:

During the second quarter of 2012, we recorded a contract termination charge of $22.0 million. This charge resulted from the agreement between us and Thales regarding the termination charge related to the construction of Phase 3 second-generation satellites. See Note 9 for further discussion.

Reduction in the Value of Equipment

Three and Nine Months:

Reduction in the value of equipment was $0.7 million and $1.0 million for the three and nine months ended September 30, 2012, respectively. We recorded an inventory reserve for component parts that will not be utilized in the manufacturing and production of current or future products.

Reduction in the Value of Long-Lived Assets

Nine Months:

During the second quarter of 2012, we recorded a loss of approximately $7.1 million. This loss was related to an adjustment made to the carrying value of our first-generation constellation. See Note 3 for further discussion.

Depreciation, Amortization and Accretion

Three and Nine Months:

Depreciation, amortization, and accretion expense increased $6.5 million, or approximately 54%, to $18.6 million for the three months ended September 30, 2012 from $12.1 million for the third quarter of 2011 and increased $13.8 million, or approximately 39%, to $49.3 million for the nine months ended September 30, 2012 from $35.5 million for the first nine months of 2011. The increase relates primarily to additional depreciation expense for the second-generation satellites placed into service throughout 2011 and the first nine months of 2012.

Other Income (Expense):

Interest Income and Expense

Three and Nine Months:

Interest income and expense, net increased $5.3 million to $6.5 million for the three months ended September 30, 2012 from $1.2 million for the third quarter of 2011 and increased $9.8 million to $13.4 million for the nine months ended September 30, 2012 from $3.6 million for the first nine months of 2011. This increase was due primarily to a reduction in our capitalized interest due to the status of our construction in progress. As we place satellites into service, our construction in progress balance related to our second-generation satellites decreases. As a result of this decrease in our construction in progress balance, we recorded approximately $5.5 million and $10.2 million in interest expense during the three and nine months ended September 30, 2012, respectively.

Derivative Gain (Loss)

Three and Nine Months:

Derivative gain (loss) fluctuated by $40.3 million to a loss of $16.5 million for the three months ended September 30, 2012 compared to a derivative gain in the third quarter of 2011 and fluctuated by $36.6 million to a loss of $2.6 million for the nine months ended September 30, 2012 compared to a derivative gain for the first nine months of 2011. The changes were due primarily to changes in our stock price during the respective periods.

Other

Three and Nine Months:

Other income (expense) fluctuated by $1.5 million to expense of $0.4 million for the three months ended September 30, 2012 compared to expense of $1.9 million for the third quarter of 2011 and fluctuated by $0.4 million to expense of $0.9 million for the nine months ended September 30, 2012 compared to expense of $0.5 million for the first nine months of 2011.  These fluctuations are due primarily to foreign currency gains and losses during the three and nine months ended September 30, 2012.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet capital expenditure needs, including procuring and deploying our second-generation constellation, next-generation ground upgrades, repayment of our current and long-term debt, operating costs, and working capital. Our principal sources of liquidity are the remaining funds in our contingent equity account ($22.8 million at September 30, 2012), cash on hand ($1.2 million at September 30, 2012), cash flows from operations, if any, the remaining funds available under our Facility Agreement ($3.0 million at September 30, 2012), and funds from financing not yet arranged.

Cash Flows for the Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

The following table shows our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash provided by (used in) operating activities	$10,878	$(10,850)
Net cash used in investing activities	(47,787)	(84,533)
Net cash provided by financing activities	27,858	68,760
Effect of exchange rate changes on cash	319	(314)
Net decrease in cash and cash equivalents	$(8,732)	$(26,937)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2012 was $10.9 million compared to net cash used of $10.9 million for the first nine months of 2011. During the third quarter of 2012, we received a $6.0 million refund related to the termination of a contingent agreement with a potential vendor for services related to our second-generation constellation. This agreement was contingent upon us obtaining certain financing commitments in the first two quarters of 2012, which did not occur. We also experienced favorable changes in operating assets and liabilities during the nine months ended September 30, 2012, which resulted in positive cash flows from operations for the first nine months of 2012.

Cash Flows Used in Investing Activities

Cash used in investing activities was $47.8 million for the nine months ended September 30, 2012 compared to $84.5 million for the first nine months of 2011. The decrease in cash used during the nine months ended September 30, 2012 when compared to the first nine months of 2011 resulted primarily from decreased payments related to the construction of our second-generation constellation as the second-generation satellites neared completion and the deferral of payments to contactors working on the construction of our next-generation ground upgrades.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $40.9 million to $27.8 million for the nine months ended September 30, 2012 from $68.8 million for the first nine months of 2011. The decrease was due primarily to lower funding needs for operations and for the construction of our second-generation satellites as we complete the construction and launch of our second-generation satellite constellation. The decrease from the first nine months of 2011 to the first nine months of 2012 was also attributable to the issuance of $38.0 million of our 5% Notes during June 2011. These decreases were partially offset by draws on our contingent equity account during the first nine months of 2012. We funded the current year activities by borrowing under our Facility Agreement and drawing from our contingent equity account.

Cash Position and Indebtedness

As of September 30, 2012, cash and cash equivalents were $1.2 million; cash available under our Facility Agreement was $3.0 million; and cash in our contingent equity account was $22.8 million; compared to cash and cash equivalents, cash available under our Facility Agreement, and cash in our contingent equity account at December 31, 2011 of $9.9 million, $8.0 million, and $45.8 million, respectively.

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

The facility is scheduled to mature 84 months after the first repayment date. Scheduled semi-annual principal repayments will begin on June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Interest payments are due on a semi-annual basis.

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

Pursuant to the terms of the Facility Agreement, we were required to fund a total of $46.8 million to the debt service reserve account. The use of funds in this account is restricted to making principal and interest payments under certain circumstances. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates.

 During the second quarter of 2012, we received two reservation of rights letters from the COFACE Agent identifying potential existing defaults of certain non-financial provisions of the Facility Agreement that may have occurred as a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration. The letters indicated that the lenders were evaluating their position with respect to the potential defaults. During the evaluation process, the lenders did not permit funding of the remaining $3.0 million available under the Facility Agreement for Thales for the remaining milestone payments or to or allow the Company to draw from its Contingent Equity Account.

On October 12, 2012, we entered into Waiver Letter No. 11, which permitted us to make a draw from the Contingent Equity Account. The waiver letter acknowledged the conclusion by the lenders that events of default did occur as a result of our entering into settlement agreements with Thales related to the arbitration ruling. As of the date these financial statements were issued, the COFACE Agent had not notified us of its intention to accelerate the debt; however, we have shown the borrowings as current on the September 30, 2012 balance sheet in accordance with applicable accounting rules. We are currently working with the lenders to obtain all necessary waivers or amendments associated with any default issues. Additionally, on October 24, 2012, the lenders permitted funding of $2.4 million of the amounts available under the Facility Agreement to make a milestone payment to Thales.

Due to the launch delays, we expect that we may not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months.  If we cannot obtain either a waiver or an amendment, the failure to comply would represent an event of default. An event of default under the Facility Agreement would permit acceleration of indebtedness under the Facility. That acceleration would permit acceleration of our obligations under other agreements that contain cross-acceleration provisions.

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

Second-Generation Satellites

We have a contract with Thales for the construction of our second-generation low-earth orbit satellites and related services. We successfully completed three launches of six second-generation satellites each in October 2010, July 2011, and December 2011. We plan to launch the remaining six satellites in the first quarter of 2013; however, this plan is subject to numerous circumstances that are outside of our control.

We have a contract with Arianespace for the launch of our second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of six satellites each. Notwithstanding the one optional launch, we may contract separately with Arianespace or another provider of launch services after Arianespace’s firm launch commitments are fulfilled.

The amount of capital expenditures incurred as of September 30, 2012 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the first 24 satellites of our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	September 30, 2012	Remaining 2012	2013	Thereafter	Total
Thales Second-Generation Satellites	$619,651	$3,039	$—	$—	$622,690
Arianespace Launch Services	207,375	—	8,625	—	216,000
Launch Insurance	30,693	—	9,210	—	39,903
Other Capital Expenditures and Capitalized Labor	45,678	4,322	8,986	—	58,986
Total	$903,397	$7,361	$26,821	$—	$937,579

As of September 30, 2012, we recorded $12.8 million of these capital expenditures in accounts payable and accrued expenses.

 Additional Second-Generation Satellites

In June 2012, we and Thales agreed to settle our prior commercial disputes which were the subject of a May 2012 arbitration award. In September 2012, we entered into an agreement with Thales for the manufacture and delivery of six additional satellites for our second-generation constellation. The purchase price for the six satellites, certain software upgrades and related services is €149.9 million, with an initial payment due upon the close of financing and subsequent payments due over a 34-month period subject to Thales’ reaching construction milestones. Neither party is obligated to perform under the contract until we obtain financing for at least 85% of the total contract price, among other conditions. See Note 9 for further discussion. Expected future payments for the six additional second-generation satellites are not included in the table above. We are seeking additional financing to fund the purchase of these satellites.

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) the Radio Access Network (“RAN”) ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in various next-generation Globalstar devices. In August 2009, we amended this agreement extending the performance schedule and revising certain payment milestones. In March 2010, we amended the contract adding new features, including our option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices.

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

The amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs are presented in the table below (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	September 30, 2012	Remaining 2012	2013	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$59,884	$33,532	$11,181	$—	$104,597
Ericsson ground network	4,184	—	10,651	14,201	29,036
Total	$64,068	$33,532	$21,832	$14,201	$133,633

In September 2012, we entered into an agreement with Hughes to extend to December 21, 2012 our deadline to make payments previously due under the contract, provided we made payments of $0.5 million in October 2012 and $0.5 million in November 2012. We made the October 2012 payment. The deferred payments continue to incur interest at the rate of 10% per annum. As of September 30, 2012 we had incurred and capitalized $73.2 million of costs related to this contract, of which we recorded $18.8 million in accounts payable. If we terminate the contract for convenience, we must make a final payment of $20.0 million in either cash or our common stock at our election.  If we elect to pay in our common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of the stock and deliver the proceeds to Hughes. If Hughes chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

In July 2012, we entered into an agreement with Ericsson which deferred to February 1, 2013 approximately $4.2 million in milestone payments due under the contract, provided we made payments of $0.7 million in July 2012 and $0.9 million in September 2012. We made both of these payments. The remaining milestones previously scheduled under the contract in 2012 were deferred to 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum. As of September 30, 2012 we had incurred and capitalized $6.8 million of costs related to this contract, of which we recorded $2.6 million in accounts payable. If we terminate the contract for convenience, we must make a final payment of $10.0 million in either cash or our common stock at our election.  If we elect to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct us to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

As of September 30, 2012, we recorded $21.4 million of these capital expenditures in accounts payable. In accordance with the French Ministry’s authorization to operate our second-generation satellite constellation, we are currently on schedule to enhance the existing gateway operations in Aussaguel, France to include satellite operations and control functions by March 2013. The above table does not include any costs for this facility or any other capital expenditures not yet contracted for or capitalized labor.

Liquidity

As discussed in Note 2 to our condensed consolidated financial statements, we have developed a plan to improve operations; complete the launch of 24 second-generation satellites and to complete the development, construction, and activation of additional second-generation satellites and next-generation ground upgrades.

We plan to fund our short-term liquidity needs from cash on hand ($1.2 million at September 30, 2012), cash from the Facility ($3.0 million was available at September 30, 2012), cash available in our contingent equity account ($22.8 million was available at September 30, 2012) and operating cash flows, if any. However, additional external financing and amendments to our existing debt obligations, including the Facility and the 5.75% Notes, will be required to satisfy the obligations to pay delay costs to our launch provider for prior launches, to complete the funding for our six additional second-generation satellites and to pay the contract termination fee to Thales. The holders of the 5.75% Notes can require us to pay the notional purchase price of the 5.75% Notes of $71.8 million in cash on April 1, 2013. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, our ability to execute our business plans will be adversely affected.

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

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2012, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2012.

(b)	Changes in internal control over financial reporting.

As of September 30, 2012, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Waiver Letter No. 10 to the Facility Agreement dated August 9, 2012

10.2†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated September 27, 2012

10.3†	2012 Key Employee Cash Bonus Plan

10.4†	Letter Agreement with Frank Bell dated as of September 25, 2012

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
Date: November 14, 2012	/s/ James Monroe III

James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)

