Form 10-K
period 2012-12-31
Globalstar, Inc.
filed 2013-03-15
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act:

Voting Common Stock, $.0001 par value

5.75% Convertible Senior Notes due 2028

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates at June 30, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $36.6 million.

As of March 1, 2013, 354,551,816 shares of voting common stock and 135,000,000 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

PART I

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending (including for any future satellite procurements and launches), our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in "Item 1A. Risk Factors" of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Item 1. Business

Overview

Globalstar, Inc. (“we,” “us” or “the Company”) is a leading provider of Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. By providing wireless services in areas not served or underserved by terrestrial wireless and wireline networks, we seek to meet our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (or “gateways”), which we refer to collectively as the Globalstar System.

In 2006 we began a process of designing, manufacturing and deploying a second-generation constellation of Low Earth Orbit (“LEO”) satellites to replace our first-generation constellation. Our second-generation satellites are designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. This effort has culminated in the successful launch of our second-generation satellites, with the fourth launch occurring on February 6, 2013. Three prior launches of second-generation satellites were successfully completed in October 2010, July 2011 and December 2011.We are integrating all of the new second-generation satellites with certain first-generation satellites to form our second-generation constellation. As we place each new satellite into service, our service levels increase for our voice and Duplex data customers. When placed into service, the second-generation satellites launched in February 2013 will complete the restoration of our constellation’s Duplex capabilities. We expect this substantial increase in service levels to result in our products and services becoming more desirable to existing and potential customers. Existing subscribers have started to utilize our services more, measured by minutes of use on the Globalstar System year over year, a trend that we expect to continue. For our existing customers, increases in usage on the Globalstar System may not directly correlate with increased revenue due to the number of subscribers who use our popular unlimited usage rate plans. As we continue to improve Duplex capability, we expect to gain new customers, including winning back former customers, which will result in increased Duplex revenue in the future. We continue to offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

We define a successful level of service for our customers as measured by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. Due to the unique design of the Globalstar System, we outperform on this measure versus geostationary satellite (“GEO”) competitors due to the difference in signal travel distance, approximately 44,000 additional miles for GEO satellites, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

We also compete aggressively on price. In 2004 we were the first MSS company to offer bundled pricing plans that we adapted from the terrestrial wireless industry. We expect to continue to innovate and retain our position as the low cost, high quality leader in the MSS industry.

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

At December 31, 2012, we served approximately 562,000 subscribers. We increased our net subscribers by 16% from December 31, 2011 to December 31, 2012. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We currently provide the following communications services via satellite:

•	two-way voice communication and data transmissions, which we call “Duplex,” between mobile or fixed devices; and
•	one-way data transmissions between a mobile or fixed device that transmits its location and other information to a central monitoring station, which includes the SPOT family of consumer market products (“SPOT”) and Simplex products.

Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:

•	Duplex products, including voice and two-way data;
•	Consumer retail SPOT products; and
•	Commercial Simplex one-way transmission products.

We designed our second-generation constellation to support our current lineup of Duplex, SPOT family (SPOT Satellite GPS Messenger and SPOT Connect) and Simplex data products. With the improvement in both coverage and service quality for our Duplex product offerings resulting from the deployment of our second-generation constellation, we anticipate an expansion of our subscriber base and increases in our average revenue per user, or “ARPU.”

Our products and services are sold through a variety of independent agents, dealers and resellers, and independent gateway operators (“IGOs”). Our success in marketing these products and services is enhanced through diversification of our distribution channels, consumer and commercial markets, and product offerings.

Duplex Two-Way Voice and Data Products

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

We offer our services for use only with equipment designed to work on our network, which users generally purchase in conjunction with an initial service plan. We offer the GSP-1700 phone, which includes a user-friendly color LCD screen and a variety of accessories. The phone design represents a significant improvement over earlier-generation equipment that we believe will facilitate increased adoption from prospective users, as well as increased revenue from our existing subscribers as we place our final second-generation satellites into service. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only MSS provider using the patented Qualcomm CDMA technology that we believe provides superior voice quality when compared to competitive handsets.

Fixed Voice and Data Satellite Communications Services

We provide fixed voice and data services in rural villages, at remote industrial, commercial and residential sites and on ships at sea, among other places, primarily with our GSP-2900 fixed phone. Fixed voice and data satellite communications services are in many cases an attractive alternative to mobile satellite communications services in environments where multiple users will access the service within a defined geographic area and cellular or ground phone service is not available. Our fixed units also may be mounted on vehicles, barges and construction equipment and benefit from the ability to have higher gain antennas. Our fixed voice and data service plans are similar to our mobile voice and data plans and offer similar flexibility. In addition to offering monthly service plans, our fixed phones can be configured as pay phones installed at a central location, for example, in a rural village.

Satellite Data Modem Services

In addition to data utilization through fixed and mobile services described above, we offer data-only services. Duplex devices have two-way transmission capabilities. Asset-tracking applications enable customers to control directly their remote assets and perform complex monitoring activities. We offer asynchronous and packet data service in all of our Duplex territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Our satellite data modems can be activated under any of our current pricing plans. Satellite data modems are accessible in every Duplex region we serve. We provide store-and-forward capabilities to customers who do not require real-time transmission and reception of data. Additionally, we offer a data acceleration and compression service to the satellite data modem market. This service increases web-browsing, email and other data transmission speeds without any special equipment or hardware.

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

New Products, Services and the Next-Generation IMS Ground Network

We have a contract with Hughes Network Systems, LLC (“Hughes”) under which Hughes will design, supply and implement (a) the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (“UTS”) in our various next-generation Globalstar devices. These upgrades will be part of our next-generation ground network.

We also have a contract with Ericsson, Inc. (“Ericsson”) to work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The core network system is wireless 3G/4G compatible and will link our radio access network to the public-switched telephone network (“PSTN”) and/or Internet.  This new core network system will be part of our next-generation ground network.

Our second-generation constellation, when combined with our next-generation ground network, is designed to provide our customers with enhanced future services featuring increased data speeds of up to 256 kbps in a flexible Internet protocol multimedia subsystem (“IMS”) configuration. We will be able to support multiple products and services, including multicasting; advanced messaging capabilities such as Multimedia Messaging Service (“MMS”); geo-location services; multi-band and multi-mode handsets; and data devices with GPS integration.

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

SPOT Family of Consumer Retail Products

We have differentiated ourselves from other MSS providers by offering affordable, high utility mobile satellite products that appeal to the mainstream consumer market. With the 2009 acquisition of satellite asset tracking and consumer messaging products manufacturer Axonn LLC (“Axonn”), we believe we are the only vertically integrated mobile satellite company, which results in decreased pre-production costs and shorter time to market for our retail consumer products.  During 2012, our consumer retail product lineup consisted primarily of the SPOT Satellite GPS Messenger™ and the SPOT Connect™. We anticipate introducing additional SPOT products during 2013 that will further drive sales, subscriber and revenue growth. Since their introduction, our SPOT products have been responsible for initiating over 2,100 rescues in over 70 countries and at sea. We do not believe that there is any competitive product on the market that can match those impressive numbers.

SPOT Satellite GPS Messenger

We have targeted our SPOT Satellite GPS Messenger to recreational and commercial markets that require personal tracking, emergency location and messaging solutions that operate beyond the reach of terrestrial, wireless and wireline coverage. Using our network and web-based mapping software, this device provides consumers with the ability to trace geographically or map the location of individuals or equipment. The product also enables users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance and an “SOS” message in the event of an emergency.

We market our SPOT Satellite GPS Messenger products and services in the U.S. and Canada, as well as in our overseas markets, including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

We began commercial sales of the first SPOT products and services in November 2007 when we introduced the SPOT Personal Tracker. We introduced an updated version of this product, the SPOT Satellite GPS Messenger (“SPOT 2”) in July 2009. We believe the sales volumes of SPOT products and services to date show a viable market for affordable emergency and tracking functionality worldwide.

SPOT Connect

In January 2011, we introduced SPOT Connect, a one-way messaging device capable of sending customized messages over our satellite network from smartphones or similar “smart” devices such as tablets. SPOT Connect provides connectivity to our customers for sending location-based messages from areas either within or outside of cellular phone coverage. After downloading the SPOT Connect app on a device, the user’s SPOT Connect wirelessly synchs via Bluetooth with a smartphone’s operating system. SPOT message features are then initiated using the SPOT Connect app. Users can then type and send text messages from anywhere within our global coverage area. SPOT Connect also provides traditional SPOT functionality, including emergency assistance, messaging, and tracking.  This product currently supports both Apple® and Android® platforms.

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

Commercial Simplex One-Way Transmission Products

Simplex service is a one-way burst data transmission from a commercial Simplex device over the Globalstar System that can be used to track and monitor assets. Our subscribers presently use our Simplex devices to track cargo containers and rail cars; to monitor utility meters; as well as a host of other applications. At the heart of the Simplex service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The server receives and collates messages from all Simplex telemetry devices transmitting over our satellite network. Simplex devices consist of a telemetry unit, an application specific sensor, a battery and optional global positioning functionality. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army, the U.S. Air Force and the Mexican Ministry of Education, as well as other organizations, including General Electric, Dell and The Salvation Army.

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

We offer a small module called STX-2 Satellite Transmitter which enables an integrator’s product designs to access our Simplex network. We also offer complete products that utilize the STX-2 Satellite Transmitter. Our Simplex units, including the enterprise products MMT and SMARTONE, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges.

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

Independent Gateway Operators

Our wholesale operations encompass primarily bulk sales of wholesale minutes to IGOs around the globe. IGOs maintain their own subscriber bases that are mostly exclusive to us and promote their own service plans. The IGO system allows us to expand in regions that hold significant growth potential but are harder to serve without sufficient operational scale or where local regulatory requirements do not permit us to operate directly.

Currently, 12 of the 24 active gateways in our network are owned and operated by unaffiliated companies, some of whom operate more than one gateway. Except for the gateway in Nigeria, in which we hold a 30% equity interest, and Globalstar Asia Pacific, our joint venture in South Korea in which we hold a 49% equity interest, we have no financial interest in these IGOs other than arms’ length contracts for wholesale minutes of service. Some of these IGOs have been unable to grow their businesses adequately due in part to limited resources and the prior inability of our constellation to provide reliable Duplex service. With the completion of our second-generation constellation, we expect the IGOs to grow their businesses significantly in the future.

Set forth below is a list of IGOs as of December 31, 2012:

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

We currently hold two gateways in storage that we are actively marketing for future deployment in new territories.

Other Services

We also provide certain engineering services to assist customers in developing new applications related to our system. These services include hardware and software designs to develop specific applications operating over our network, as well as, the installation of gateways and antennas.

Our Spectrum and Regulatory Structure

Globalstar has access to a world-wide allocation of radio frequency spectrum through the international radio frequency tables administered by the International Telecommunications Union (“ITU”). We believe access to this global spectrum enables us to design satellites, network and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. In addition, this broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadband applications.

First Generation Constellation

In the United States, the U.S. Federal Communications Commission (“FCC”) has authorized us to operate our first-generation satellites in 25.225 MHz of radio spectrum comprising two blocks of non-contiguous radio frequencies in the 1.6/2.4 GHz band commonly referred to as the Big LEO Spectrum Band. Specifically, the FCC has authorized us to operate between 1610-1618.725 MHz for “Uplink” communications from mobile earth terminals to our satellites and between 2483.5-2500 MHz for “Downlink” communications from our satellites to our mobile earth terminals. The FCC has also authorized us to operate our four domestic gateways with our first-generation satellites in the 5091-5250 and 6875-7055 MHz bands.

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

Second-Generation Constellation

We licensed and registered our second-generation constellation in France. In October 2010, the French Ministry for the Economy, Industry and Employment authorized Globalstar Europe SARL, now Globalstar Europe SAS (“Globalstar Europe”), our wholly owned subsidiary, to operate our second-generation constellation.  In November 2010, ARCEP, the French independent administrative authority of post and electronic communications regulations, granted a license to Globalstar Europe to provide mobile satellite service.

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

The FCC has authorized us to operate our domestic gateways with our second-generation satellites. Further, the French Ministry in charge of space operations has issued us final authorization and has undertaken the registration of our second-generation satellites with the United Nation as provided under the Convention on Registration of Objects Launched into Outer Space. In accordance with this authorization to operate the second-generation satellite constellation, we are currently on schedule to enhance the existing gateway operations in Aussaguel, France to include satellite operations and control functions during 2013.

Our current Non-Geostationary Satellite Orbit (“NGSO”) satellite constellation license issued by the FCC is valid until April 2013. We have filed an application to modify and extend this license. Under the FCC’s rules, we may continue to operate our constellation beyond April 2013 pending the FCC’s approval of our application. This license application applies only to our continued use of our first-generation satellites.

Potential Terrestrial Use of Globalstar Spectrum

In February 2003, the FCC adopted rules that permit satellite service providers such as Globalstar to establish terrestrial networks utilizing the ancillary terrestrial component (“ATC”) of their licensed spectrum.  ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. An ATC deployment could extend our services to urban areas and inside buildings where satellite services are currently not available, as well as to rural and remote areas that lack terrestrial wireless services.

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

In July 2010, the FCC instituted a rulemaking proceeding and notice of inquiry to consider whether certain gating criteria should be revised or eliminated so as to permit satellite operators to exercise greater flexibility in utilizing ATC. Interested parties, including Globalstar, filed comments in these proceedings in September 2010. In these proceedings, we have proposed the elimination of, or substantial modifications to, the existing gating criteria. We continue our active participation in these proceedings. In addition, other MSS providers have requested waivers of certain gating criteria, including the “integrated service offering” requirement, so as to permit such providers to offer terrestrial-only services over their MSS frequency allocations. These MSS providers include LightSquared Subsidiary, LLC, New DBSD Satellite Service G.P. and TerreStar Licensee Inc. We actively participate in these proceedings to seek equal treatment for all MSS providers with respect to receiving any such relief.

 In March 2012, the FCC issued a Notice of Proposed Rulemaking, commencing a proceeding to eliminate the ATC regulatory regime as it applied to MSS operators in the 2 GHz band, namely DISH Network Corporation, and formerly DBSD and TerreStar. Therein, the FCC recommended replacing the ATC regime and establishing a separate terrestrial license, AWS-4, to operate terrestrial wireless services over this spectrum that was once used exclusively for MSS. In support of its recommendations to eliminate the ATC regime, the FCC noted that the ATC regime had failed to produce the public benefits that had been anticipated when the regime was enacted in 2003. In December of 2012, the FCC issued a final order in this proceeding in which it adopted its proposed rules for the 2 GHz band, eliminating the ATC regime and creating an AWS-4 terrestrial license for the holder of the 2 GHz MSS license. Henceforth the AWS-4 license will be regulated under the more flexible Part 27 regulatory rules and allow the provision of any wireless terrestrial services permitted by the FCC.

On November 13, 2012, we filed a petition for rulemaking with the FCC, requesting that we be granted regulatory flexibility to offer terrestrial wireless services, including mobile broadband services, over 19.275 MHz of our exclusively licensed Big LEO spectrum allocation. In our petition, we proposed a “near-term” plan for terrestrial relief in the 11.5 MHz of our “downlink” spectrum at 2483.5-2495 MHz to offer innovative services such as a proposed Terrestrial Low Power Service (“TLPS”). Under this proposal, we would utilize both our exclusively licensed 11.5 MHz of MSS spectrum at 2483.5 to 2495 MHz, as well as the contiguous 10.5 MHz of unlicensed Industrial, Scientific and Medical (“ISM”) spectrum located at 2473 to 2483.5 MHz to provide a carrier-grade fourth non overlapping 22 MHz channel under the IEEE 802.11 standard where most WiFi use currently exists. Significantly, we propose to use the 10.5 MHz of unlicensed ISM spectrum on a non-exclusive basis with no special protections against interference from adjacent bands.

Additionally, we have also proposed in our petition for rulemaking a “long-term” plan to obtain authority over our exclusively licensed spectrum at 1610-1617.775 MHz in order to provide additional mobile broadband services based on the Long Term Evolution (“LTE”) standard. During 2013, we will actively prosecute our petition for rulemaking before the FCC.

National Regulation of Service Providers

In order to operate gateways, applicable laws and regulations require the IGOs and our affiliates in each country to obtain a license from that country's telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All 24 active gateways, which we and the IGOs operate, are licensed.

Our subscriber equipment generally must be type certified in countries in which it is sold or leased. The manufacturers of the equipment and our affiliates or IGOs are jointly responsible for securing type certification. We have received type certification in multiple countries for each of our products.

Satellites

We launched our first-generation satellite constellation in the late 1990’s. These satellites have experienced various anomalies over time, including degradation in the performance of the solid-state power amplifiers which adversely affects the ability of these satellites to provide Duplex services. This degradation does not adversely affect the first-generation satellites ability to provide our one-way SPOT and Simplex data transmission services, which use only the uplink band from a subscriber’s equipment to our satellites. We have launched spare first-generation satellites to provide support for our Duplex, Simplex and SPOT services.

In 2006 we entered into agreements for the design, manufacture, delivery and launch of a second-generation constellation of satellites. We have successfully launched all of these second-generation satellites, with the final launch occurring on February 6, 2013. We designed our second-generation satellites to support our current lineup of Duplex, SPOT, and Simplex products and services, and these satellites are backwards compatible with our first-generation ground network and satellites, as well as forward compatible with our second-generation ground network.

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

Today we have adequate satellites to provide Simplex service and expect this service level to continue for the foreseeable future. To continue the expansion of our current Duplex service, we have added and continue to add additional second-generation satellites to our constellation as discussed above.

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

Our network uses Qualcomm's patented CDMA technology to permit diversity combining of the strongest available signals. Patented receivers in our handsets track the pilot channel or signaling channel as well as three additional communications channels simultaneously. Compared to other satellite and network architectures, we offer superior call clarity with virtually no discernible delay. Our system architecture provides full frequency re-use. This maximizes diversity (which maximizes quality) and capacity as we can reuse the assigned spectrum in every satellite beam in every satellite. Our network also works with internet protocol (“IP”) data for reliable transmission of IP messages.

 We designed our second-generation satellites to support our current lineup of Duplex, SPOT, and Simplex products and services, and to be backwards compatible with our first-generation ground network and satellites, as well as forward compatible with our second-generation ground network.

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

We own and operate gateways in the United States, Canada, Venezuela, Puerto Rico, France, Brazil and Singapore. We also own a gateway in Nicaragua that we have temporarily suspended from service.

In 2007, we entered into an agreement with Globaltouch (West Africa) Limited to construct and operate a gateway in Kaduna, Nigeria, for which Globaltouch has paid us $8.4 million. This gateway has been fully operational for SPOT and Simplex service since November 2009. We plan to complete the construction and introduce Duplex service at this gateway after our second-generation constellation becomes fully operational.

In 2008, we completed the construction of a gateway in Singapore at a total cost of approximately $4.0 million. This gateway has been fully operational for SPOT and Simplex service since October 2008. We plan to introduce Duplex service at this gateway when our second-generation constellation becomes fully operational. We have contracted with SingTel to operate this gateway on our behalf.

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

Worldwide, government organizations, military, natural disaster aid associations, event-driven response agencies and corporate security teams depend on mobile and fixed voice and data communications services on a regular basis. Businesses with global operating scope require communications services when operating in remote locations around the world. Mobile satellite services users span the forestry, maritime, government, oil and gas, mining, leisure, emergency services, construction and transportation sectors, among others. We believe many such customers increasingly view satellite communications services as critical to their daily operations.

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

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications and SES S.A., and aperture terminals companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, mobile satellite services providers, such as Globalstar, Inmarsat P.L.C. (“Inmarsat”) and Iridium Communications, Inc. (“Iridium”), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect mobile satellite services operators will increasingly compete with fixed satellite services operators.

LEO systems, such as the systems we and Iridium currently operate, reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, we believe provide a better overall quality of service.

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

Inmarsat owns and operates a fleet of geostationary satellites. Due to its multiple-satellite geostationary system, Inmarsat's coverage area extends to and covers most bodies of water more completely than we do. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers global land-based and aeronautical communications services. Inmarsat generally does not sell directly to customers. Rather, it markets its products and services principally through a variety of distributors, who, in most cases, sell to additional downstream entities who sell to the ultimate customer. We compete with Inmarsat in several key areas, particularly in our maritime markets. Inmarsat has launched a mobile handset designed to compete with both Iridium’s mobile handset service and our GSP-1700 handset service.

Iridium owns and operates a fleet of low earth orbit satellites that is similar to our network of satellites. Iridium provides voice and data communications to businesses, United States and foreign governments, non-governmental organizations and consumers. Iridium sells its products and services to commercial end users through a wholesale distribution network. We have faced increased competition from Iridium in some of our target markets. During 2011, Iridium introduced a product that delivers remote communication features including send and receive text messaging, interactive SOS, and message delivery information.

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in the Middle East and Africa and ACeS (now operated by Inmarsat) in Asia.

In some of our markets, such as rural telephony, we compete directly or indirectly with very small aperture terminal (“VSAT”) operators that offer communications services through private networks using very small aperture terminals or hybrid systems to target business users. VSAT operators have become increasingly competitive due to technological advances that have resulted in smaller, more flexible and cheaper terminals.

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

Our top revenue generating markets in the United States and Canada are (i) government (including federal, state and local agencies), public safety and disaster relief, (ii) recreation and personal and (iii) telecommunications. These markets comprised 21%, 18% and 5%, respectively, of our total subscribers tracked by segment in the United States and Canada at December 31, 2012. We also serve customers in the maritime and fishing, oil and gas, natural resources (mining and forestry), and construction, utilities markets, and transportation, which together comprised approximately 21% of our total subscribers tracked by segment in the United States and Canada at December 31, 2012.

No one customer was responsible for more than 10% of our revenue in 2012, 2011, or 2010.

Domestic/Foreign

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2012, approximately 29% of our sales were denominated in foreign currencies. See Note 14 to the consolidated financial statements for additional information regarding revenue by country.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2013 and 2030. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility agreement (“Facility Agreement”).

Employees

As of December 31, 2012, we had 267 employees, 16 of whom were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Seasonality

Usage on the network, and to some extent sales, are subject to seasonal and situational changes. April through October are typically our peak months for service revenues and equipment sales. Most notably, emergencies, natural disasters, and sizable projects where satellite based communications devices are the only solution. In the consumer area, SPOT devices are subject to outdoor and leisure activity opportunities, as well as our promotional efforts.

Services and Equipment

Sales of services accounted for approximately 75%, 76% and 75% of our total revenues for 2012, 2011, and 2010, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 25%, 24% and 25% of our total revenues for 2012, 2011, and 2010, respectively.

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

Risks Related to Our Business

If we fail to obtain, on a timely basis, additional external financing, as well as amendments to and restructuring of our existing debt obligations and amendments to certain other contractual obligations, we may not be able to continue as a going concern.

Our current sources of liquidity include cash on hand ($11.8 million at December 31, 2012), cash flows from operations ($6.9 million for the year ended December 31, 2012), funds available under our Facility Agreement ($0.7 million at December 31, 2012, subject to certain restrictions, see further discussion below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources), funds available from our Terrapin Opportunity, L.P. (“Terrapin”) equity line agreement ($30.0 million at December 31, 2012, subject to certain conditions precedent, see further discussion below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources), interest earned from funds previously held in our contingent equity account ($1.1 million at December 31, 2012), and amounts held in our debt service reserve account ($8.9 million at December 31, 2012). These sources of liquidity are not sufficient to meet our existing contractual obligations over the next 12 months. As a result, there is substantial doubt that we can continue as a going concern if we do not raise additional external financing. In order to continue as a going concern, we must obtain additional external financing; amend the Facility Agreement and certain other contractual obligations; and restructure the 5.75% Convertible Senior Unsecured Notes (the “5.75% Notes”). In addition, substantial uncertainties remain related to our noncompliance with certain of the Facility Agreement’s covenants (see Note 4 to our Consolidated Financial Statements for further discussion) and the impact and timing of our plan to improve operating cash flows and to restructure our contractual obligations. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, our ability to continue to execute our business plans will be adversely affected. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions.

Our Facility Agreement contains events of default that may limit our operating and financial flexibility.

During the second quarter of 2012, we received two reservation of rights letters from the agent for the Facility Agreement identifying potential existing defaults of certain non-financial covenants in the Facility Agreement that may have occurred as a result of the Thales Alenia Space (“Thales”) arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration discussed in Note 9 to our Consolidated Financial Statements. The letters indicated that the lenders were evaluating their position with respect to the potential defaults. During the evaluation process, the lenders did not permit funding of the remaining $3.0 million available under the Facility Agreement required for the remaining milestone payments to Thales on the second-generation satellites or allow us to draw funds from the contingent equity account.

On October 12, 2012, we entered into Waiver Letter No. 11 to the Facility Agreement, which permitted us to make a draw from the contingent equity account. In the waiver letter we acknowledged the lenders’ conclusion that events of default did occur as a result of our entering into settlement agreements with Thales related to the arbitration ruling. As of the date of this Report, the agent for the Facility Agreement has not notified us of the lenders’ intention to accelerate the debt; however, we have shown the borrowings as current on the December 31, 2012 balance sheet in accordance with applicable accounting rules. We are currently working with the lenders to obtain all necessary waivers or amendments associated with any default issues, but there can be no assurance that we will be successful. On October 24, 2012, the lenders permitted funding of $2.3 million of the amount available under the Facility Agreement to make a milestone payment to Thales. In November and December 2012, the lenders permitted us to withdraw funds available in the contingent equity account. The lenders currently are not permitting funding of the remaining $0.7 million available under the Facility Agreement.

Due to the launch delays, we expect that we may not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months.  If we cannot obtain either a waiver or an amendment, our failure to comply with these covenants would represent an additional event of default. An event of default under the Facility Agreement would permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate that indebtedness.

An event of default may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. Our business, financial condition and results of operations could be materially and adversely affected and we might be required to seek protection under the U.S. Bankruptcy Code.

The implementation of our business plan and our ability to generate income from operations assume we are able to deploy and maintain a healthy constellation capable of providing commercially acceptable levels of coverage and service quality, which are contingent on a number of factors.

 In prior periods our ability to generate revenue and cash flow has been impacted adversely by our inability to offer commercially acceptable levels of Duplex service due to the degradation of our first-generation constellation. As a result, we improved the design of our second-generation constellation to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost as compared to our first-generation constellation.

We depend on third parties to design, manufacture, deliver and launch our satellites. The health of our constellation depends on the construction and maintenance of these satellites, which are technically complex. For example, momentum wheels on certain second-generation satellites have exhibited anomalous behavior in orbit, necessitating the removal of the wheels from service. We worked with Thales to develop a software-based solution that permits the affected satellite to operate on as few as two momentum wheels. In October 2012, we successfully uploaded the AOCS software solution to the second-generation satellite that was previously taken out of service due to anomalous behavior of its momentum wheels. We placed this satellite back into service in November 2012. We can upload this software solution to any satellite that may experience similar anomalous behaviors with its momentum wheels. Other anomalies with our satellites may develop, and we cannot guarantee that we could successfully develop and implement a solution to them.

   Our ability to generate revenue and positive cash flow will depend upon our ability to maintain and operate all of our existing Duplex-capable satellites, maintain a sufficient number of subscribers, introduce new product and service offerings successfully, and compete successfully against other mobile satellite service providers to gain new subscribers.

We incurred operating losses in the past three years, and these losses are likely to continue.

We incurred operating losses of $95.0 million, $73.2 million and $59.8 million in 2012, 2011, and 2010, respectively. These losses are largely a result of problems with our two-way communications services and the delay in launching our second-generation constellation. We expect that we will continue to incur operating losses as we attempt to regain our market position.

We have substantial contractual obligations and capital expenditure plans, which will require additional capital, the terms of which have not been arranged. The terms of our Facility Agreement could complicate raising this additional capital.

We plan to make expenditures related to our constellation and ground infrastructure, including internal labor costs and interest on outstanding debt, which we expect will be reflected in capital expenditures primarily through 2015. The nature of these purchases requires us to enter into long-term fixed price contracts. We could cancel some of these purchase commitments, subject to the incurrence of specified cancellation penalties. Our sources of liquidity are not sufficient to meet our existing contractual obligations over the next 12 months. We expect to fund planned capital expenditures through other financing, including proceeds from the issuance of additional equity or debt, not yet arranged. Restrictions in the Facility Agreement limit the types of financings we may undertake.

We cannot assure you that we will be able to obtain this financing on reasonable terms or at all. If we cannot obtain it in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.

Restrictive covenants in our Facility Agreement may limit our operating and financial flexibility.

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
13

•	merge or consolidate with other entities or transfer all or substantially all of our assets; and
•	transfer or sell assets.

Complying with these restrictive covenants, as well as the financial and other nonfinancial covenants in the Facility Agreement and certain of our other debt obligations, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control.

Our satellites have a limited life and will degrade over time, which may cause our network to be compromised and which may materially and adversely affect our business, prospects and profitability. We may not be able to procure additional second-generation satellites on reasonable terms.

Since our first satellites were launched in the 1990’s, some first-generation satellites have failed in orbit and have been retired, and we expect others to fail in the future. We consider a satellite "failed" only when it can no longer provide any communications service, and we do not intend to undertake any further efforts to return it to service or when the other satellite subsystems can no longer support operations. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, the quality of construction, gradual degradation of solar panels, the durability of components, and collision with other satellites or space debris. Any of these causes, including radiation induced failure of satellite components, may result in damage to or loss of a satellite before the end of its currently expected life.

As a result of the issues described above, some of our in-orbit satellites may experience temporary outages or may not otherwise be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. As it is not economically feasible, we do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors.

As our second-generation constellation becomes fully operational, we may face challenges in maintaining our current subscriber base for two-way communications service because we plan to increase prices, consistent with market conditions, to reflect our improved two-way service and coverage. Further, as we fully deploy our second-generation constellation, we may eliminate the online forecasting tools as our Duplex coverage will be essentially complete and continuous throughout our service areas.

All satellites have a limited life and degrade over time. In order to maintain commercially acceptable service coverage long-term, we must obtain and launch additional satellites. As discussed in Note 9 to our Consolidated Financial Statements, we and Thales may negotiate the terms of a follow-on contract for additional satellites, but we can provide no assurance as to whether we will ultimately agree on commercial terms for such a purchase. If we are unable to agree with Thales on commercial terms for the purchase of additional satellites, we may enter into negotiations with one or more other satellite manufacturers, but we cannot provide any assurance that these negotiations will be successful either.

Our business plan to use a portion of our licensed MSS spectrum to provide terrestrial wireless services depends upon action by the FCC, which we cannot control.

Our business plan includes utilizing approximately 20 MHz of our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, within the United States. In pursuit of these plans, we have petitioned the FCC for rulemaking to establish a separate terrestrial services license covering the MSS spectrum exclusively licensed to us and eliminating the ATC regulatory regime that currently restricts our ability to utilize our spectrum terrestrially. If the FCC does not accept our proposal, our anticipated future revenues and profitability could be reduced. We can provide no assurance that the FCC will undertake our requested actions or how long the regulatory process to obtain this relief will take. If we are unable achieve the rule changes discussed above, then our only ability to utilize our MSS spectrum for terrestrial applications will be pursuant to the existing ATC regulatory regime that requires many restrictive conditions called gating criteria.

Future regulatory decisions could reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.

Under the FCC's plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. The FCC's decision in October 2008 to reduce the number of channels we have available in our lower band may impair our ability to grow over the long term. Similar future FCC decisions could substantially impair our ability to continue providing mobile satellite services in the United States and/or abroad.

We registered our second-generation constellation with the ITU through France rather than the United States. The French radiofrequency spectrum regulatory agency, ANFR, submitted the technical papers filing to the ITU on our behalf in July 2009. As with the first-generation constellation, the ITU requires us to coordinate our spectrum assignments with other administrators and operators that use any portion of our spectrum frequency bands. We are actively engaged in but cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

On February 11, 2013, Iridium filed its own petition for rulemaking seeking to have the FCC reallocate 2.725 MHz of Big Leo spectrum from 1616-1618.725 MHz to Iridium’s exclusive use. Iridium also filed a motion to consolidate its petition with our petition for rulemaking. The FCC has not taken any action on Iridium’s petition and motion. We will vigorously oppose Iridium’s petition in order to preserve our existing spectrum allocation.

 Spectrum values historically have been volatile, which could cause the value of our business to fluctuate.

Our business plan includes forming strategic partnerships to maximize the use and value of our spectrum, network assets and combined service offerings in the United States and internationally. Value that we may be able to realize from such partnerships will depend in part on the value ascribed to our spectrum. Historically, valuations of spectrum in other frequency bands have been volatile, and we cannot predict the future value that we may be able to realize for our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability (e.g., via spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value that we may be able to realize for our spectrum.

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

The success of our business plan will depend on a number of factors, including:

•	our ability to maintain the health, capacity and control of our satellites;
•	our ability to maintain or reduce costs until our second-generation constellation is in full service;
•	the level of market acceptance and demand for all of our services;
•	our ability to introduce new products and services that meet this market demand;
•	our ability to retain and obtain new customers;
•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;
•	our ability to control the costs of developing an integrated network providing related products and services;
•	our ability to market successfully our SPOT and Simplex products and services;
•	our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;
•	our ability to sell the equipment inventory on hand and under commitment to purchase from Qualcomm;
•	the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers; and
•	with the addition of our retail product line, general economic conditions that affect consumer discretionary spending and consumer confidence.

Our success in generating sufficient cash from operations will depend on our ability to increase prices of services and the market acceptance and success of our current and future products and services, which may not occur.

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

Our business plan assumes a growing subscriber base for Duplex, SPOT and Simplex products. If we cannot implement this business plan successfully and gain market acceptance for these planned products and services, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

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

Because consumers use SPOT products and services in isolated and, in some cases, dangerous locations, we cannot predict whether users of the device who suffer injury or death may seek to assert claims against us alleging failure of the device to facilitate timely emergency response. Although we will seek to limit our exposure to any such claims through appropriate disclaimers and liability insurance coverage, we cannot assure investors that the disclaimers will be effective, claims will not arise or insurance coverage will be sufficient.

We may be unable to establish a worldwide service network due to the absence of gateways in certain important regions on the world, which may limit our growth and our ability to compete.

Our objective is to establish a worldwide service network, either directly or through IGOs, but to date we have been unable to do so in certain areas of the world and we may not succeed in doing so in the future. We have been unable to finance our own gateways or to find capable IGOs for several important regions and countries, including Eastern and Southern Africa, India, China, and certain parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the IGOs have been unable to reach business arrangements with one another. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The hardware and software we currently utilize in operating our gateways were designed and manufactured over 10 years ago and portions have deteriorated. We have contracted to replace the digital hardware and software in the future; however the original equipment may become less reliable as it ages and will be more difficult and expensive to service. Although we maintain inventories of spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. We expect to face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. We have had to commit, and must continue to commit, to make significant capital expenditures to keep up with technological changes and remain competitive. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents and therefore may not be available to us.

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

Satellite-based Competitors

There are currently three other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, and Inmarsat. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with particular competitive pricing strategies.

Other providers of satellite-based products could introduce their own products similar to our SPOT, Simplex or Duplex products, which may materially adversely affect our business plan. In addition, we may face competition from new competitors or new technologies. With so many companies targeting many of the same customers, we may not be able to retain successfully our existing customers and attract new customers and as a result may not grow our customer base and revenue.

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

Although satellite communications services and ground-based communications services are not perfect substitutes, the two compete in certain markets and for certain services. Consumers generally perceive wireless voice communication products and services as cheaper and more convenient than satellite-based products and services.

ATC Competitors

We also expect to compete with a number of other satellite companies that plan to develop terrestrial networks that utilize their MSS spectrum. DISH Networks recently received FCC approval to offer terrestrial wireless services over the MSS spectrum that previously belonged to TerreStar and ICO Global. Further, LightSquared continues its regulatory initiative to receive final FCC approval to build out a wireless network utilizing its MSS spectrum. Any of these competitors could offer an integrated satellite and terrestrial network before we do, could combine with terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer wireless services, including mobile broadband services, that customers prefer over ours.

Potential Loss of Customers

We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, the degradation of our constellation or for other reasons. Our top 10 customers for the year ended December 31, 2012 accounted for, in the aggregate, approximately 14% of our total revenues. For the year ended December 31, 2012, revenues from our largest customer was $2.9 million or 4% of our total revenues. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our revenue could be significantly reduced. In addition, we may incur additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

Our customers include multiple agencies of the U.S. government. Service sales to U.S. government agencies constituted approximately 4% of our total service revenue for 2012 and 2011, respectively. Government sales are made pursuant to individual purchase orders placed from time to time by the governmental agencies and are not related to long-term contracts. U.S. government agencies may terminate their business with us at any time without penalty and are subject to changes in government budgets and appropriations.

Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services, slow our expansion into new markets and subject our services to additional competitive pressures.

Our ownership and operation of an MSS system is subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar authorities. Additionally, our use of our licensed spectrum globally is subject to coordination by the ITU. Our second-generation constellation has been licensed and registered in France. The rules and regulations of the FCC or these foreign authorities may change and may not continue to permit our operations as presently conducted or as we plan to conduct them.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the Canadian dollar, the euro, and the Brazilian real. Certain of our obligations are denominated in euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. For example, increases in the value of the euro compared to the U.S. dollar can effectively increase the euro-denominated costs of procuring our second-generation satellites. Approximately 29% and 34% of our total sales were to retail customers located primarily in Canada, Europe, Central America, and South America during 2012 and 2011, respectively. Our results of operations for 2012 and 2011 included losses of $2.0 million and $0.5 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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

In January 2012 our Canadian subsidiary was notified that its income tax returns for the years ending October 31, 2008 and 2009 have been selected for audit. Our Canadian subsidiary is in the process of collecting the information requested by the Canadian Revenue Agency.

As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities. During 2012, the seller paid approximately $0.5 million of these liabilities, but the gateway operator remains subject to an additional $2.8 million in liabilities. We may be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.

We have depended on Qualcomm as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates Qualcomm proprietary technology. We have issued separate purchase orders for additional phone equipment and accessories under the terms of our executed commercial agreements with Qualcomm. We have been in negotiations with Qualcomm to terminate the current agreement as neither party is performing under the terms of the current agreement. See Note 8 to our Consolidated Financial Statements for further discussion. Although we have contracted with Hughes and Ericsson to provide new hardware and software for our ground component, there could be a substantial period of time in which their products or services are not available and Qualcomm no longer supports its products and services.

Additionally, we depend on our product manufacturers who provide us with our inventory. If these manufacturers do not take on future orders or fail to perform under our current contracts, we may be unable to continue to produce and sell our inventory to customers at a reasonable cost to us or there may be delays in production and sales.

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

In addition, if we were to choose to engage in any major business combination or similar strategic transaction, we may require significant external financing in connection with the transaction. Depending on market conditions, investor perceptions of us, and other factors, we may not be able to obtain capital on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Our Facility Agreement and other debt obligations contain covenants which limit our ability to engage in specified forms of capital transactions without lender consent, which may be impossible to obtain. Any such financing, if obtained, may further dilute our existing stockholders.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Facility Agreement are at a variable rate. In order to mitigate our variable rate interest risk, we entered into a ten year interest rate cap agreement. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to us for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then six-month Libor rate. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate cap, we still have exposure for the uncapped amounts of the facility, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the capped amount of the term loan decreases over time.

Recessionary indicators and continued volatility in global economic conditions and the financial markets have adversely affected and may continue to affect adversely sales of our products.

Financial markets continue to be uncertain and could significantly adversely impact global economic conditions. These conditions could lead to further reduced consumer spending in the foreseeable future, especially for discretionary travel and related products. A substantial portion of the potential addressable market for our consumer retail products and services relates to recreational users, such as mountain climbers, campers, kayakers, sport fishermen and wilderness hikers. These potential customers may reduce their activities or their spending due to economic conditions, which could adversely affect our business, financial condition, results of operations and liquidity.

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

We rely upon the availability of components, materials and component parts from the electronics industry. The electronics industry is subject to occasional shortages in parts availability depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of materials, or increased prices, or both. As a consequence, elements of our operation which use electronic parts, such as our subscriber products, our gateways and our satellites, could be subject to delays or cost increases, or both.

Changes in international trade regulations and other risks associated with foreign trade could adversely affect our sourcing.

We source our products primarily from foreign contract manufacturers, with the largest concentration being in China. The adoption of regulations related to the importation of product, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of our products. Delays in customs clearance of goods or the disruption of international transportation lines used by us could result in our inability to deliver goods to customers in a timely manner or the potential loss of sales altogether. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in production or increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition, or results of operations.

Risks Related to Our Common Stock

Our common stock has been delisted from the NASDAQ Stock Market, which may impair our ability to raise capital.

As of December 31, 2012, our voting common stock was listed on the over the counter stock market (“OTCBB”) under the symbol “GSAT” after we were removed from the NASDAQ Stock Market for not meeting the $1.00 per share minimum bid requirement. Broker-dealers may be less willing or able to sell and/or make a market in our common stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NASDAQ Stock Market may also make it more difficult for us to raise capital through the sale of our securities.

If our common stock is not listed on a U.S. national stock exchange or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 5.0% Notes, 5.75% Notes and 8.00% Notes will have the option to require us to repurchase the Notes, which we may not have sufficient financial resources to do.

As our common stock is no longer listed on the NASDAQ Stock Market, we are no longer subject to any of the NASDAQ governance requirements, and our stockholders will not have the protection of these requirements.

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

The market price of our common stock is volatile and there is a limited market for our shares.

The trading price of our common stock is subject to wide fluctuations. Factors affecting the trading price of our common stock may include:

•	actual or anticipated variations in our operating results;
•	failure in the performance of our current or future satellites;
•	changes in financial estimates by research analysts, or any failure by us to meet or exceed any such estimates, or changes in the recommendations of any research analysts that elect to follow our common stock or the common stock of our competitors;
•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;
•	actual or anticipated changes in the regulatory environment affecting our industry;
•	actual or anticipated sales of common stock by our controlling stockholder or others;
•	changes in the market valuations of our industry peers; and
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

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

We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.0 billion shares of common stock (135.0 million are designated as nonvoting), of which approximately 354.1 million shares of voting common stock and 135.0 million shares of nonvoting common stock were issued and outstanding as of December 31, 2012 and 510.9 million shares were available for future issuance (of which approximately 471.5 million shares are reserved for issuances of shares upon exercise of warrants or options or conversion of notes). The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

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

As of December 31, 2012, Thermo owned approximately 66% of our outstanding voting common stock and approximately 75% of all outstanding common stock. Additionally, Thermo owns warrants, 5.0% Notes, and 8.00% Notes that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

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

Thermo is controlled by James Monroe III, our Chairman and CEO. Through Thermo, Mr. Monroe holds equity interests in, and serves as an executive officer or director of, a diverse group of privately-owned businesses not otherwise related to us. We reimburse Thermo and Mr. Monroe for certain third party, documented, out of pocket expenses they incur in connection with our business.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 27,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Milpitas, California	USA	55,300	Satellite and Ground Control Center	Leased
Covington, Louisiana	USA	27,000	Corporate Office	Leased
Mississauga, Ontario	Canada	13,600	Canada Office	Leased
El Dorado Hills, California	USA	11,000	Satellite and Ground Control Center	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Aussaguel	France	7,500	Satellite Control Center and Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Rio de Janeiro	Brazil	3,300	Brazil Office	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Panama City	Panama	2,200	GAT Office	Leased
Manaus	Brazil	1,900	Gateway	Owned
Presidente Prudente	Brazil	1,300	Gateway	Owned
Dublin	Ireland	1,280	Europe Office	Leased

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Common Stock Information

Our common stock trades on the OTCBB under the symbol "GSAT." Until December 21, 2012, our common stock was listed on the NASDAQ Stock Market. The following table sets forth the high and low closing prices for our common stock as reported for each fiscal quarter during the periods indicated.

Quarter Ended:	High	Low
March 31, 2011	$1.49	$1.01
June 30, 2011	$1.38	$1.04
September 30, 2011	$1.22	$0.37
December 31, 2011	$0.73	$0.38

March 31, 2012	$0.85	$0.53
June 30, 2012	$0.75	$0.25
September 30, 2012	$0.53	$0.25
December 31, 2012	$0.48	$0.26

As of March 1, 2013, there were 354,551,816 shares of our voting common stock outstanding, which were held by 141 holders of record.

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

	December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data (year ended):
Revenues	$76,318	$72,827	$67,941	$64,279	$86,055
Operating loss	(94,993)	(73,235)	(59,769)	(53,791)	(57,710)
Other income (expense)	(16,792)	18,202	(37,302)	(21,148)	32,635
Loss before income taxes	(111,785)	(55,033)	(97,071)	(74,939)	(25,075)
Net loss	(112,198)	(54,924)	(97,467)	(74,923)	(22,792)

Balance Sheet Data (end of period):
Cash and cash equivalents	11,792	9,951	33,017	67,881	12,357
Property and equipment, net	1,215,156	1,217,718	1,150,470	964,921	645,321
Total assets	1,403,775	1,420,405	1,386,808	1,266,640	816,878
Current maturities of long-term debt	655,874	—	—	2,259	33,575
Long-term debt, less current maturities	95,155	723,888	664,543	463,551	238,345
Stockholders’ Equity	494,544	533,795	535,418	595,792	445,397

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 to our consolidated financial statements contains a description of the accounting policies used in the preparation of our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition; property and equipment; income taxes; derivative instruments; inventory; allowance for doubtful accounts; pension plan; stock-based compensation; long-lived assets; and litigation, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

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

Duplex

For our Duplex customers and resellers, we recognize revenue for monthly access fees in the period services are rendered.  Access fees represent the minimum monthly charge for each line of service based on its associated rate plan. We also recognize revenue for airtime minutes in excess of the monthly access fees in the period such minutes are used. Under certain annual plans where customers prepay for a predetermined amount of minutes, we defer revenue until the minutes are used or the prepaid time period expires. Unused minutes accumulate until they expire, at which point revenue is recognized for any remaining unused minutes. For annual access fees charged for certain annual plans, revenue is recognized on a straight-line basis over the term of the plan.

We expense or charge credits granted to customers against revenue or deferred revenue upon issuance.

We expense certain subscriber acquisition costs, including such items as dealer commissions, internal sales commissions and equipment subsidies at the time of the related sale.

SPOT and Simplex

We sell SPOT and Simplex services as annual or multi-year plans and recognize revenue ratably over the service term or as service is used, beginning when the service is activated by the customer. We record amounts received in advance as deferred revenue.

IGO

We earn a portion of our revenues through the sale of airtime minutes or data packages on a wholesale basis to IGOs. We recognize revenue from services provided to IGOs based upon airtime minutes or data packages used by their customers and in accordance with contractual fee arrangements. If collection is uncertain, we recognize revenue when cash payment is received.

Equipment

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and our SPOT and Simplex products. We recognize revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable, and collection is probable.

Other

We also provide certain engineering services to assist customers in developing new technologies related to our system. We recognize the revenues associated with these services when the services are rendered, and we recognize the expenses when incurred. We recognize revenues and costs associated with long-term engineering contracts on the percentage-of-completion basis of accounting.

Property and Equipment

We capitalize costs associated with the design, manufacture, test and launch of our low earth orbit satellites. We track capitalized costs associated with our satellites by fixed asset category and allocate them to each asset as it comes into service. For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated cost and accumulated depreciation. We recognize a loss from an in-orbit failure of a satellite as an expense in the period it is determined that the satellite is not recoverable.

We depreciate satellites over their estimated useful lives, beginning on the date each satellite is placed into service. We evaluate the appropriateness of estimated useful lives assigned to our property and equipment and revise such lives to the extent warranted by changing facts and circumstances.

We review the carrying value of our assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If we determine that impairment exists, we calculate any related impairment loss based on fair value.

Income Taxes

 We use the asset and liability method of accounting for income taxes. This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. We recognize the effect of a change in tax rates as income or expense in the period that the rate is enacted.

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

Derivative Instruments

We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. We record recognized gains or losses on derivative instruments in the consolidated statements of operations.

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embody it and the expected means of settlement. We determine the fair value of our interest rate cap using pricing models developed based on the LIBOR rate and other observable market data. That value is adjusted to reflect nonperformance risk of both the counterparty and us. For the conversion rights and features embedded within the 8.00% Notes and the warrants issued with the 8.00% Notes, we use the Monte Carlo valuation technique to determine fair value. For the contingent put feature embedded in the 5.0% Notes, we use the Monte Carlo valuation technique to determine fair value. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than our operating revenues and expenses.

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

Pension Plan

We calculate our pension benefit obligation and expense using actuarial models. Critical assumptions and estimates we use in the actuarial calculations include discount rate, expected rate of return on plan assets and other participant data, such as demographic factors, mortality, and termination.

We determine discount rates annually based on our calculated average of rates of return of long-term corporate bonds. We based discount rates on Moody’s and Citigroup’s annualized yield curve index as of December 31, 2012 and 2011. The discount rate used at the measurement date decreased to 3.75% from 4.00% in 2011. A 100 basis point increase in our discount rate would reduce our benefit obligation by $2.2 million.

We determine expected long-term rates of return on plan assets based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities. The rate of return on plan assets decreased to 7.12% from 7.50% in 2011. To determine the rates of return, we consider historical experience and expected future performance of plan assets.

Stock-Based Compensation

To measure compensation expense, we use valuation models which require estimates such as, forfeitures, vesting terms (calculated based on market conditions associated with a certain award), volatility, and risk free interest rates. Additionally we recognize stock-based compensation expense over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, we write the asset down to its fair market value.

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

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our earnings and cash flows. These key performance indicators include:

•	total revenue, which is an indicator of our overall business growth;
•	subscriber growth and churn rate, which are both indicators of the satisfaction of our customers;
•	average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our Duplex, Simplex, SPOT, and IGO revenue;

•	operating income and adjusted EBITDA, which are both indicators of our financial performance; and
•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the years ended December 31, 2012 and 2011

Revenue:

Total revenue increased by $3.5 million, or approximately 5%, to $76.3 million for 2012 from $72.8 million in 2011. During the first quarter of 2011, we recognized $2.0 million in nonrecurring revenue as a result of the termination of our Open Range partnership. Excluding this revenue recognized, total revenue increased $5.5 million, or approximately 8%. We attribute this increase to higher sales of Simplex equipment and increased service revenue as a result of growth in our SPOT and Simplex subscriber base. These increases were offset primarily by decreases in sales of SPOT equipment due to the introduction of new product offerings in early 2011. The majority of the subscribers we gained as a result of higher SPOT equipment sales in 2011 is in our current subscriber base and continues to generate service revenue.

The following table sets forth amounts and percentages of our revenue by type of service for 2012 and 2011 (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$18,438	24%	$19,778	27%
SPOT	25,227	33	19,753	27
Simplex	6,146	8	5,495	8
IGO	804	1	1,533	2
Other	6,853	9	8,838	12
Total Service Revenues	$57,468	75%	$55,397	76%

The following table sets forth amounts and percentages of our revenue for equipment sales for 2012 and 2011 (in thousands).

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$2,652	4%	$1,826	3%
SPOT	4,997	7	7,932	11
Simplex	9,081	12	6,431	9
IGO	990	1	1,128	1
Other	1,130	1	113	—
Total Equipment Revenues	$18,850	25%	$17,430	24%

Other equipment revenue includes sales of accessories to support our current lineup of Duplex, SPOT and Simplex products.

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for 2012 and 2011. The following numbers are subject to immaterial rounding inherent in calculating averages.

	December 31,
	2012	2011

Average number of subscribers for the period (year ended):
Duplex	88,189	93,963
SPOT	221,911	177,247
Simplex	164,459	136,037
IGO	42,252	47,920

ARPU (monthly):
Duplex	$17.42	$17.54
SPOT	9.47	9.29
Simplex	3.11	3.37
IGO	1.59	2.67

Number of subscribers (end of period):
Duplex	84,330	92,047
SPOT	241,081	202,741
Simplex	188,158	140,760
IGO	41,146	43,357
Other	7,239	7,548
Total	561,954	486,453

 Other service revenue includes primarily revenue generated from engineering services and our former Open Range partnership, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Duplex revenue decreased approximately 7% in 2012 from 2011. Our two-way communication issues continue to affect our Duplex revenue. Despite our efforts to maintain our Duplex subscriber base by lowering prices for our Duplex equipment, our subscriber base decreased by approximately 8% during 2012. During 2012, we began a process to convert certain Duplex customers to higher rate plans commensurate with our improved service levels. As a result, we have experienced some additional churn in our subscriber base. As a result of launching and placing into service our second-generation satellites, we are experiencing increases in demand for our Duplex two-way voice and data products. As these units are activated, we expect to see increases in the related Duplex service in the future.

SPOT revenue increased approximately 28% in 2012. We generated increased service revenue from SPOT and added additional service revenue from the release of other SPOT consumer retail products sold during 2011, which are reflected in our 2012 subscriber base. Our SPOT subscriber base increased by approximately 19% during 2012. Our subscriber count includes suspended subscribers, who are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payment. These suspended accounts represented 19% and 20% of our total SPOT subscribers as of December 31, 2012 and 2011, respectively. Beginning in 2013, we initiated a process to deactivate these suspended accounts.

Simplex revenue increased approximately 12% in 2012 from 2011. We generated increased service revenue due to a 34% increase in our Simplex subscribers during 2012. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer and product mix.

Other revenue decreased approximately 22% in 2012. This decrease related to the nonrecurrence in 2012 of revenue recognized as a result of the termination of our Open Range contract in the first quarter of 2011. Excluding the recognition of Open Range revenue of approximately $2.0 million, other revenue remained consistent, which was due primarily to higher engineering services revenue and higher activation fees recognized during 2012 compared to 2011. These increases were offset by decreases in service revenue recognized from third party sources.

Equipment Revenue

Duplex equipment sales increased by approximately 45% in 2012. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products. As these units are activated, we expect to see increases in the related Duplex service in the future. As we place into service the remaining second-generation satellites that we launched in February 2013, our two-way communication reliability will continue to improve, and we expect Duplex equipment revenue to increase.

 Our inventory and advances for inventory balances were $42.2 million and $9.2 million, respectively, as of December 31, 2012, compared with subscriber equipment sales of $18.9 million for 2012. A significant portion of our inventory consists of Duplex products which are designed to operate with both our first-generation and our second-generation satellites. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. In May 2008, we entered into an agreement with Hughes under which Hughes will design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the UTS in various next-generation Globalstar devices.

We sold a limited number of Duplex products in 2012 and 2011, compared to the high level of inventory on hand. However, we have several initiatives underway intended to increase future sales of Duplex products, which depend upon successfully completing the deployment of our second-generation constellation. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased approximately 37% in 2012. The decrease relates primarily to higher sales of certain new SPOT consumer retail products which were released in early 2011 which did not recur in 2012. We anticipate introducing additional SPOT products during 2013 that we expect will further drive sales, subscriber and revenue growth.

Simplex equipment sales increased approximately 41% in 2012. The increase is due primarily to continued success of our commercial applications for M2M asset monitoring and tracking.

Operating Expenses:

Total operating expenses increased $25.2 million, or approximately 17%, to $171.3 million from $146.1 million in 2011. This increase is primarily due to the $22.0 million agreed termination charge related to the settlement with Thales regarding the construction of Phase 3 satellites, as well as the recognition of a loss of approximately $7.1 million related to an adjustment made to the carrying value of our first-generation constellation. Excluding these one-time items, total operating expenses decreased $3.9 million, or 3%, during 2012 due to decreases in various components of operating expenses, partially offset by higher depreciation expense of $19.8 million as a result of additional second-generation satellites coming into service throughout 2011 and 2012.

Cost of Services

Cost of services decreased $6.0 million, or approximately 21%, to $23.2 million from $29.2 million in 2011. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decrease during the year was due primarily to implementation of our plans to lower costs by monitoring operating expenses and streamlining operations.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $1.4 million, or approximately 11%, to $13.3 million from $11.9 million in 2011. These increases were due primarily to increases in equipment revenue of 8% for 2012 from 2011. These increases were offset slightly by lower manufacturing costs for our SPOT and Simplex products.

Marketing, general and administrative

Marketing, general and administrative expenses decreased $8.1 million, or approximately 19%, to $34.3 million from $42.4 million in 2011. This decrease was due primarily to higher legal fees incurred during 2011 related to the arbitration with Thales, and our recording a provision for contingent payroll reimbursements as a result of our relocation agreement with the State of Louisiana during 2011. We also experienced decreases across all expense categories due to improvements in our cost structure from monitoring operating costs and streamlining operations.

Contract Termination Charge

During the second quarter of 2012, we recorded a contract termination charge of €17.5 million. This charge related to the agreement between us and Thales regarding construction of additional second-generation satellites. See Note 9 to our Consolidated Financial Statements for further discussion.

Reduction in the Value of Inventory

Cost of subscriber equipment sales - reduction in the value of inventory was $1.4 million compared to $8.8 million in 2011. During 2012, we recorded an inventory reserve of $1.0 million related to component parts that will not be utilized in the manufacturing or production of current or future products. In 2011, we recorded impairment charges on our phones and related inventory that use our two-way communication services. These charges were recognized after assessment of our inventory quantities and our forecasted equipment sales and prices given the current and expected market conditions for this type of equipment. During 2011, we also recorded impairment charges of $1.0 million as a result of discontinuing the sale of certain products resulting from our strategic decision to focus on our core products and curtail substantially all on-going product development activities.

Reduction in the Value of Long-Lived Assets

Reduction in the value of long-lived assets was $7.2 million during 2012 and $3.6 million during 2011. During the second quarter of 2012, we recorded a loss of $7.1 million related to an adjustment made to the carrying value of our first-generation constellation. See Note 8 to our Consolidated Financial Statements for further discussion. During 2011, we recorded an impairment charge of $3.0 million related to intangible assets, equipment, and capitalized software costs as a result of discontinuing the sale of certain products resulting from our strategic decision to focus on our core products and curtail substantially all on-going product development activities.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $19.8 million, or approximately 39%, to $69.8 million from $50.0 million in 2011. The increase relates primarily to additional depreciation expense for our second-generation satellites placed into service throughout 2011 and 2012.

Other Income (Expense):

Interest Income and Expense

 Interest income and expense, net, increased by $16.7 million to a net expense of $21.5 million for 2012 from $4.8 million in 2011. This increase was due primarily to a reduction in our capitalized interest due to the status of our construction in progress. As we place satellites into service, our construction in progress balance related to our second-generation satellites decreases, which reduces the amount of interest we can capitalize under Generally Accepted Accounting Principles (“GAAP”). As a result of this decrease in our construction in progress balance, we recorded approximately $17.1 million of interest expense during 2012 and $0 in 2011.

Derivative Gain (Loss)

Derivative gain (loss) decreased by $16.9 million to a gain of $6.9 million for 2012 from a gain of $23.8 million in 2011, due primarily to changes in our stock price.

Other

Other income (expense) increased by $1.5 million to expense of $2.3 million for 2012 from expense of $0.8 million in 2011. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods.

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

The following table sets forth amounts and percentages of our revenue by type of service for 2011 and 2010 (in thousands).

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$19,778	27%	$23,294	34%
SPOT	19,753	27	14,756	22
Simplex	5,495	8	4,583	7
IGO	1,533	2	1,140	2
Other	8,838	12	7,164	10
Total Service Revenues	$55,397	76%	$50,937	75%

The following table sets forth amounts and percentages of our revenue for equipment sales for 2011 and 2010 (in thousands).

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$1,826	3%	$2,148	3%
SPOT	7,932	11	8,548	13
Simplex	6,431	9	5,337	8
IGO	1,128	1	659	1
Other	113	—	312	—
Total Equipment Revenues	$17,430	24%	$17,004	25%

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

SPOT revenue increased approximately 34% in 2011. We generated increased revenue from our SPOT Satellite GPS Messenger and added additional service revenue from the release of other SPOT consumer retail products during the second half of 2010 and the first quarter of 2011. Our SPOT subscriber base increased by approximately 34% during 2011. Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access, but no service revenue is being recognized for their fees while we are in the process of collecting payments. These suspended accounts represented 25% and 15% of our total SPOT subscribers as of December 31, 2011 and 2010, respectively. In January 2013, we implemented a plan to no longer provide service to suspended subscribers as their contracts reach the end of their activation period. This plan will result in these subscribers no longer being included in our subscriber count.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet capital expenditure needs, including deploying our second-generation constellation, next-generation ground upgrades, repayment of our current and long-term debt, operating costs, and working capital. Our principal sources of liquidity include cash on hand ($11.8 million at December 31, 2012), cash flows from operations ($6.9 million for the year ended December 31, 2012), the remaining funds available under our Facility Agreement ($0.7 million at December 31, 2012, subject to certain restrictions, see below for further discussion), interest earned from funds previously held in our contingent equity account ($1.1 million at December 31, 2012), amounts held in our debt service reserve account ($8.9 million at December 31, 2012). We are seeking additional funds from financing not yet arranged. On December 28, 2012, we entered into an equity line agreement with Terrapin under which we may require Terrapin to purchase up to $30.0 million of our common stock. See below for further discussion.

Cash Flows for the years ended December 31, 2012, 2011, and 2010

The following table shows our cash flows from operating, investing and financing activities for 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2012	2011	2010
Net cash provided by (used in) operating activities	$6,874	$(5,503)	$(23,338)
Net cash used in investing activities	(58,010)	(99,419)	(205,391)
Net cash provided by financing activities	52,386	82,638	194,670
Effect of exchange rate changes on cash	591	(782)	(805)
Net increase (decrease) in cash and cash equivalents	$1,841	$(23,066)	$(34,864)

Cash Flows Used by Operating Activities

Net cash provided by operating activities during 2012 was $6.9 million compared to net cash used of $5.5 million in 2011. During the third quarter of 2012, we received a $6.0 million refund related to the termination of an agreement with a vendor for services related to our second-generation constellation. We also experienced favorable changes in operating assets and liabilities during 2012, which resulted in positive cash flows from operations for 2012.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was $58.0 million during 2012 compared to $99.4 million during 2011. The decrease in cash used during 2012 when compared to 2011 resulted primarily from decreased payments related to the construction of our second-generation constellation as the second-generation satellites neared completion and the deferral of payments to contactors working on the construction of our next-generation ground upgrades.

We will continue to incur capital expenditures in the first quarter of 2013 relating to the construction and deployment of our second-generation satellites (our remaining satellites were launched in February 2013) and throughout 2013 relating to additional capital expenditures to upgrade our gateways and other ground facilities. These capital expenditures will support our growth and delivery of new revenue streams.

Cash used in investing activities was $99.4 million during 2011 compared to $205.4 million during 2010. This decrease in cash used during 2011 was the result primarily of decreased payments related to the construction of our second-generation constellation during 2011, as the second-generation satellites neared completion, and the deferral of payments to contractors working on the construction of our next generation ground upgrades.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities in 2012 decreased by $30.2 million to $52.4 million from $82.6 million in 2011. The decrease from 2011 to 2012 was attributable primarily to the issuance of $38.0 million of our 5% Notes during June 2011, which did not recur in 2012. We funded 2012 activities by borrowing under our Facility Agreement and drawing from our contingent equity account. We continue to seek additional financing to fund capital expenditures.

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

Cash Position and Indebtedness

As of December 31, 2012, cash and cash equivalents were $11.8 million; cash available under our Facility Agreement was $0.7 million (subject to certain restrictions, see below for further discussion); interest earned from funds previously held in our contingent equity account was $1.1 million, and amounts held in our debt service reserve account were $8.9 million; compared to cash and cash equivalents, cash available under our Facility Agreement and cash in our contingent equity account at December 31, 2011 of $9.9 million, $8.0 million and $45.8 million, respectively. The carrying amount of current and long-term debt outstanding was $655.9 million and $95.1 million, respectively, at December 31, 2012 compared to current and long-term debt of $0 million and $723.9 million, respectively, at December 31, 2011. On December 28, 2012, we entered into an equity line agreement with Terrapin under which we may require Terrapin to purchase up to $30.0 million of our common stock. See below for further discussion.

Facility Agreement

On June 5, 2009, we entered into a $586.3 million Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and the agent for the lenders under our Facility Agreement. COFACE, the French export credit agency, has provided a 95% guarantee to the lending syndicate of our obligations under the Facility Agreement.

 The facility is scheduled to mature 84 months after the first repayment date, as amended. Scheduled semi-annual principal repayments will begin on June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017 and 2.40% thereafter. Interest payments are due on a semi-annual basis.

The Facility Agreement, as amended, requires that:

•	following December 31, 2014, we maintain a minimum liquidity of $5.0 million;

•	we achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement):

Period	Minimum Amount

7/1/11-6/30/12	$(5.0) million
1/1/12-12/31/12	$7.0 million
7/1/12-6/30/13	$65.0 million
1/1/13-12/31/13	$78.0 million

•	beginning in June 2013, we maintain a minimum debt service coverage ratio of 1.00:1.00, gradually increasing to a ratio of 1.50:1.00 through 2019; and

•	beginning in June 2013, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 7.25:1.00 on a last twelve months basis, gradually decreasing to 2.50:1.00 through 2019.

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

Pursuant to the terms of the Facility Agreement, in June 2009 we were required to fund a total of $46.8 million to the debt service reserve account. The required amount was to be funded until the date that was six months prior to the first principal repayment date, currently scheduled for June 2013. The minimum required balance fluctuates over time based on the timing of principal and interest payment dates. In January 2013, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date scheduled for June 2013. The agent for our Facility Agreement permitted us to withdraw this amount to pay certain capital expenditure costs associated with the fourth launch of our second-generation satellites in February 2013. To the extent the first repayment date is extended to a date later than June 2013, the $8.9 million may be required to be refunded into this account.

During the second quarter of 2012, we received two reservation of rights letters from the agent for our Facility Agreement identifying potential existing defaults of certain non-financial covenants in the Facility Agreement that may have occurred as a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration. (See Note 9 to our Consolidated Financial Statements for further discussion of this arbitration.) The letters indicated that the lenders were evaluating their position with respect to the potential defaults. During the evaluation process, the lenders did not permit funding of the remaining $3.0 million available under the Facility Agreement to pay Thales for the remaining milestone payments on the second-generation satellites or allow us to draw funds from the contingent equity account.

On October 12, 2012, we entered into Waiver Letter No. 11, which permitted us to make a draw from the contingent equity account. In the waiver letter we acknowledged the lenders’ conclusion that events of default did occur as a result of our entering into settlement agreements with Thales related to the arbitration ruling. As of the date of this Report, the agent for our Facility Agreement has not notified us of the lenders’ intention to accelerate the debt; however, we have shown the borrowings as current on the December 31, 2012 balance sheet in accordance with applicable accounting rules. We are currently working with the lenders to seek all necessary waivers or amendments associated with any default issues, but there can be no assurance that we will be successful. On October 24, 2012, the lenders permitted funding of $2.3 million of the amount available under the Facility Agreement to make a milestone payment to Thales. In November and December 2012, the lenders permitted us to continue to withdraw the funds available in the contingent equity account. The lenders currently do not permit funding of the remaining $0.7 million available under the Facility Agreement.

Due to the launch delays, we expect that we may not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months. Projected noncompliance with covenants include, but are not limited to, minimum consolidated adjusted EBITDA, minimum debt service coverage ratio, minimum net debt to adjusted consolidated EBITDA, and final in-orbit acceptance of our second-generation satellites by April 30, 2013. If we cannot obtain either a waiver or an amendment, any of these failures to comply would represent an additional event of default. An event of default under the Facility Agreement would permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would permit acceleration of our obligations under other indebtedness that contains cross-acceleration provisions.

See Note 4 to our Consolidated Financial Statements for further discussion of the Facility Agreement and other current and long-term debt.

Terrapin Common Stock Purchase Agreement

On December 28, 2012 we entered into a Common Stock Purchase Agreement with Terrapin pursuant to which we may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term following the effective date of a resale registration statement. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term, and in our sole discretion, we may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock. We will not sell Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of our then issued and outstanding shares of voting common stock.

See Note 4 to our Consolidated Financial Statements for further discussion of the Terrapin agreement.

Capital Expenditures

We have entered into various contractual agreements related to the procurement and deployment of our second-generation constellation and next-generation ground upgrades, as summarized below. We are currently in negotiations with certain contractors to defer some scheduled milestones and related payments to beyond 2013. The discussion below is based on our current contractual obligations to these contractors.

Second-Generation Satellites

We have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed launches of our second-generation satellites in October 2010, July 2011, December 2011 and February 2013.

We have a contract with Arianespace for the launch of these second-generation satellites and certain pre and post-launch. We have also incurred additional costs which are owed to Arianespace for launch delays.

The amount of capital expenditures incurred as of December 31, 2012 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through December 31,	Estimated Future Payments
Capital Expenditures	2012	2013	2014	Thereafter	Total
Thales Second-Generation Satellites	$622,018	672	$—	$—	$622,690
Arianespace Launch Services	207,375	8,625	—	—	216,000
Launch Insurance	30,693	9,210	—	—	39,903
Other Capital Expenditures and Capitalized Labor	49,931	10,211	—	—	60,142
Total	$910,017	$28,718	$—	$—	$938,735

As of December 31, 2012, $7.4 million of these capital expenditures were recorded in accounts payable and accrued expenses.

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the UTS in various next-generation Globalstar devices. In August 2009, we amended this agreement extending the performance schedule by 15 months and revising certain payment milestones. In March 2010, we further amended the contract adding new features, including the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the contract, including subsequent additions, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations.

The following table presents the amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs (in thousands):

	Payments through December 31,	Estimated Future Payments
Capital Expenditures	2012	2013	2014	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$60,241	$25,259	$9,307	$10,791	$105,598
Ericsson ground network	4,184	4,957	18,629	1,266	29,036
Total	$64,425	$30,216	$27,936	$12,057	$134,634

As of December 31, 2012, we recorded $20.5 million of these capital expenditures in accounts payable.

In December 2012, we entered into an agreement with Hughes to extend to March 28, 2013 our deadline to make payments previously due under the contract, provided we made payments of $0.2 million in January 2013 and $0.8 million in March 2013. We have made the January payment. The deferred payments continue to incur interest at the rate of 10% per annum. As of December 31, 2012 we had incurred and capitalized $72.7 million of costs related to this contract, of which $17.9 million is recorded in accounts payable. If we terminate the contract for convenience, we must make a final payment of $20.0 million in either cash or our common stock at our election.  If we elect to pay in our common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of the stock and deliver the proceeds to Hughes. If Hughes chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

In January 2013, we further amended our contract with Hughes to extend the schedule of the RAN and UTS program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

In February 2013, we entered into an agreement with Ericsson which deferred to the earlier of June 1, 2013, or the close of a financing, approximately $2.6 million in milestone payments due under the contract, provided we make two payments of $0.1 million each in February 2013. We have made both payments. The remaining milestones previously scheduled under the contract were deferred to later in 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum. As of December 31, 2012 we had incurred and capitalized $6.8 million of costs related to this contract, of which we recorded $2.6 million in accounts payable. If we terminate the contract for convenience, we must make a final payment of $10.0 million in either cash or our common stock at our election. If we elect to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct us to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

In accordance with the French Ministry’s authorization to operate our second-generation satellite constellation, we are currently on schedule to enhance the existing gateway operations in Aussaguel, France to include satellite operations and control functions during 2013. The above table does not include any costs for this facility or any other capital expenditures not yet contracted for or capitalized labor.

Contractual Obligations and Commitments

Contractual obligations at December 31, 2012 are as follows (in thousands):

Contractual Obligations:	2013	2014	2015	2016	2017	Thereafter	Total
Debt obligations (1)	$658,146	$—	$—	$—	$—	$281,424	$939,570
Interest on long-term debt (2)	2,694	—	—	—	—	—	2,694
Purchase obligations (3), (4), (5), (6), (7)	59,110	27,936	12,057	—	—	—	99,103
Contract termination charge (8)	23,166	—	—	—	—	—	23,166
Operating lease obligations	1,597	872	815	767	776	1,403	6,230
Pension obligations	964	981	970	963	958	4,985	9,821
Liability for contingent consideration (9)	2,660	2,081	—	—	—	—	4,741
Total	$748,337	$31,870	$13,842	$1,730	$1,734	$287,812	$1,085,325

(1)	We were not in compliance with certain financial and nonfinancial covenants under the Facility Agreement as of December 31, 2012. As of the date of this Report, the agent for the Facility Agreement has not notified us of its intention to accelerate the debt; however, we have shown the borrowings as current on the December 31, 2012 balance sheet in accordance with applicable accounting rules. We have shown all amounts due under the Facility Agreement in 2013 in the table above. Amounts for the Facility Agreement assume borrowing of the entire $586.3 million under our Facility Agreement. If we regain compliance with certain financial and nonfinancial covenants, principal amounts due under the Facility Agreement will be $34.2 million in 2013, $60.5 million in 2014, $64.1 million in 2015, $67.9 million in 2016, $81.7 million 2017 and $277.9 million thereafter.

The maturity date of the 5.75% Convertible Senior Unsecured Notes is April 1, 2028; however the holders of the Notes can require us to purchase any or all of the Notes at par in cash on April 1, 2013. For purposes of this schedule, the Notes are shown as due in 2013 as a result of this put option. As of December 31, 2012, the purchase price of the 5.75% Notes was approximately $71.8 million, which is included in 2013 obligations above. We currently do not have the funds to purchase all of these Notes if they are put to us for purchase at April 1, 2013 and are seeking alternatives to avoid any default.

The holders of our remaining indebtedness may accelerate it upon default of related covenants or acceleration of other indebtedness. (See Note 4 to our Consolidated Financial Statements) Debt obligations include interest to be paid in common stock or payment in kind interest (“PIK”). Such amounts are shown as due in the year the underlying debt is due.

(2)	Amounts include projected interest payments to be made in cash. Amounts include projected interest to be paid on the 5.75% Convertible Senior Unsecured Notes through the first put date of April 1, 2013, assuming the Notes will be refinanced in 2013 by issuing additional debt, and we cannot estimate interest expense in future periods as the terms of any refinancing are unknown at this time.

As stated above, we were not in compliance with certain financial and nonfinancial covenants under the Facility Agreement as of December 31, 2012. Accordingly, we have only shown accrued interest through December 31, 2012 as due in 2013 and no other amounts for interest on the Facility Agreement. This debt bears interest at a floating rate, accordingly, we estimated our interest costs in future periods. If we regain compliance with certain financial and nonfinancial covenants, interest due under the Facility Agreement will be $17.5 million in 2013, $17.9 million in 2014, $16.7 million in 2015, $17.4 million in 2016, $15.5 million 2017 and $26.1 million thereafter.

(3)	We have purchase commitments with Thales, Arianespace, Ericsson, Hughes and other vendors related to the procurement and deployment of our second-generation network.

See Note 8 to our Consolidated Financial Statements for further discussion of our contractual obligations.

(4)	We have converted the purchase obligations under our core contract for the construction of our second-generation satellites to U.S. dollars using an exchange rate of €1.00 = $1.42. We have converted all other purchase obligations for our second-generation satellites and other launch costs to U.S. dollars using an estimated exchange rate of €1.00 = $1.30.

(5)	Amounts based on when cash payment is scheduled to be made.

(6)	We will pay approximately $0.7 million of purchase obligations in 2013 using the remaining funds under our Facility Agreement, which is subject to certain restrictions (see Note 4 to our Consolidated Financial Statements for further discussion).

(7)	We have a remaining commitment to purchase $8.8 million of mobile phones, services and other equipment under various commercial agreements with Qualcomm. We have been in negotiations with Qualcomm to terminate the current agreement as neither party is performing under the terms of the current agreement. We expect to negotiate the termination of this contract in 2013 and have not included these obligations in the table above. We expect that the termination of this contract will not require us to pay cash in 2013, as amounts paid to Qualcomm, if any, will be made in our common stock or deferred to 2014. During 2012, we did not purchase any amounts related to this contract.

(8)	In June 2012, we settled our prior commercial disputes with Thales, including those disputes that were the subject of an arbitration award, for €17,530,000. This amount represented one-third of the termination charges awarded to Thales in the arbitration. The payment is due on the later of the effective date of the new contract for the purchase of additional second-generation satellites and the occurrence of the effective date of the financing for the purchase of these satellites and the first draw from the financing. This amount is included in 2013 above, although the timing of any payment is indefinite and undeterminable. For purposes of the table above, the termination charge is converted to U.S. dollars using the exchange rate in effect at December 31, 2012. See Note 9 to our Consolidated Financial Statements for further discussion.

(9)	In connection with our acquisition of Axonn in 2009, we are obligated to pay contingent consideration in stock for earnouts based on sales of existing and new products over a five-year earnout period ending December 31, 2014. Amounts above are an estimate of the future liability.

Liquidity

As discussed in Note 2 to our Consolidated Financial Statements, we have developed a plan to improve operations and to complete the development, construction, and activation of additional second-generation satellites and next-generation ground upgrades. We currently lack sufficient resources to meet our existing contractual obligations over the next 12 months. As a result, there is substantial doubt that we can continue as a going concern. In order to continue as a going concern, we must obtain additional external financing; amend the Facility Agreement and certain other contractual obligations; and restructure the 5.75% Notes. In addition, substantial uncertainties remain related to our noncompliance with certain of the Facility Agreement’s covenants (see Note 4 to our Consolidated Financial Statements for further discussion) and the impact and timing of our plans to improve operating cash flows and to restructure our contractual obligations. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, our ability to continue to execute our business plans will be adversely affected. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions.

Our principal long-term liquidity needs include making improvements to our constellation, gateways and other ground facilities, funding our working capital and cash operating needs, including any growth in our business, and to fund repayment of our indebtedness, both principal and interest, when due. We expect sources of long-term liquidity to include the exercise of warrants and other additional debt and equity financings which have not yet been arranged. We cannot assure you that we can obtain sufficient additional financing on acceptable terms, if at all. We also expect cash flows from operations to be a source of long-term liquidity once we have fully deployed our second-generation satellite constellation. We are not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on our performance and liquidity.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting guidance and the expected impact that the guidance and the expected impact that the guidance could have on our consolidated financial statements, see Note 1 to our Consolidated Financial Statements – Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are made primarily in U.S. dollars, Canadian dollars, Brazilian Reais and Euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. We are obligated to enter into currency hedges with the original lenders no later than 90 days after any fiscal quarter during which more than 25% of revenues is denominated in a single currency other than U.S. or Canadian dollars. Otherwise, we cannot enter into hedging agreements other than interest rate cap agreements or other hedges described above without the consent of the agent for the Facility Agreement, and with that consent the counterparties may only be the original lenders.

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Commitments," we have entered into two separate contracts with Thales to construct low earth orbit satellites for satellites in our second-generation satellite constellation and to provide launch-related and operations support services. A substantial majority of the payments under the Thales agreements are denominated in Euros.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Globalstar, Inc.

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (“Globalstar”) as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of Globalstar’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Globalstar is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Globalstar’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Globalstar as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Globalstar will continue as a going concern. As discussed in Note 2 to the financial statements, Globalstar has suffered recurring losses from operations and is not in compliance with certain financial and nonfinancial covenants under certain long-term debt agreements. This creates a liquidity deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 15, 2013

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$11,792	$9,951
Restricted cash	46,777	—
Accounts receivable, net of allowance of $6,667 and $7,296, respectively	13,944	12,393
Inventory	42,181	41,848
Deferred financing costs	34,622	—
Prepaid expenses and other current assets	5,233	5,281
Total current assets	154,549	69,473
Property and equipment, net	1,215,156	1,217,718
Restricted cash	—	46,776
Deferred financing costs	16,883	53,482
Advances for inventory	9,158	9,158
Intangible and other assets, net	8,029	23,798
Total assets	$1,403,775	$1,420,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$655,874	$—
Accounts payable, including contractor payables of $27,747 and $32,275, respectively	35,685	47,808
Accrued contract termination charge	23,166	—
Accrued expenses	28,164	28,806
Payables to affiliates	230	378
Deferred revenue	18,041	14,588
Total current liabilities	761,160	91,580
Long-term debt, less current portion	95,155	723,888
Employee benefit obligations	7,221	7,407
Derivative liabilities	25,175	38,996
Deferred revenue	4,640	7,295
Other non-current liabilities	15,880	17,444
Total non-current liabilities	148,071	795,030

Commitments and contingent liabilities (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2012 and 2011:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2012 and 2011	—	—
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 354,085,753 and 297,175,777 shares issued and outstanding at December 31, 2012 and 2011, respectively	35	30
Nonvoting Common Stock of $0.0001 par value; 135,000,000 shares authorized; 135,000,000 and 55,881,512 shares issued and outstanding at December 31, 2012 and 2011, respectively	14	5
Additional paid-in capital	864,175	792,584
Accumulated other comprehensive loss	(1,758)	(3,100)
Retained deficit	(367,922)	(255,724)
Total stockholders’ equity	494,544	533,795
Total liabilities and stockholders’ equity	$1,403,775	$1,420,405

See accompanying notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Service revenues	$57,468	$55,397	$50,937
Subscriber equipment sales	18,850	17,430	17,004
Total revenue	76,318	72,827	67,941
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	23,228	29,246	31,172
Cost of subscriber equipment sales	13,280	11,927	13,182
Cost of subscriber equipment sales - reduction in the value of inventory	1,397	8,826	10,862
Marketing, general, and administrative	34,339	42,436	41,827
Reduction in the value of long-lived assets	7,218	3,578	3,249
Contract termination charge	22,048	—	—
Depreciation, amortization, and accretion	69,801	50,049	27,418
Total operating expenses	171,311	146,062	127,710
Loss from operations	(94,993)	(73,235)	(59,769)
Other income (expense):
Interest income and expense, net of amounts capitalized	(21,486)	(4,809)	(4,597)
Derivative gain (loss)	6,974	23,839	(29,975)
Other	(2,280)	(828)	(2,730)
Total other income (expense)	(16,792)	18,202	(37,302)
Loss before income taxes	(111,785)	(55,033)	(97,071)
Income tax expense (benefit)	413	(109)	396
Net loss	$(112,198)	$(54,924)	$(97,467)
Loss per common share:
Basic	$(0.29)	$(0.18)	$(0.34)
Diluted	(0.29)	(0.18)	(0.34)
Weighted-average shares outstanding:
Basic	388,453	299,144	285,316
Diluted	388,453	299,144	285,316

See accompanying notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(112,198)	$(54,924)	$(97,467)
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	78	(3,190)	(84)
Net foreign currency translation adjustment	1,264	358	1,534
Total comprehensive loss	$(110,856)	$(57,756)	$(96,017)

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – December 31, 2009	291,134	$29	$700,814	$(1,718)	$(103,333)	$595,792
Net issuance of restricted stock awards and recognition of stock-based compensation	4,183	1	1,269	—	—	1,270
Contribution of services	—	—	168	—	—	168
Warrants issued associated with Contingent Equity Agreement	—	—	11,940	—	—	11,940
Common stock issued in connection with conversions of 8.00% Notes	3,246	—	3,415	—	—	3,415
Warrants exercised associated with the 8.00% Notes	8,110	1	15,233	—	—	15,234
Conversion of Thermo debt to equity	2,526	—	2,426	—	—	2,426
Issuance of stock in connection with contingent consideration	760	—	1,190	—	—	1,190
Other comprehensive income	—	—	—	1,450	—	1,450
Net loss	—	—	—	—	(97,467)	(97,467)
Balances – December 31, 2010	309,959	31	736,455	(268)	(200,800)	535,418
Net issuance of restricted stock awards and recognition of stock-based compensation	994	—	2,017	—	—	2,017
Contribution of services	—	—	319	—	—	319
Warrants issued associated with Contingent Equity Agreement	—	—	5,955	—	—	5,955
Common stock issued in connection with conversions of 8.00% Notes	773	—	942	—	—	942
Warrants exercised associated with the 8.00% Notes	575	—	1,064	—	—	1,064
Issuance of stock in connection with interest payments for 8.00% Notes	1,300	—	572	—	—	572
Issuance of stock in connection with contingent consideration	1,857	—	1,827	—	—	1,827
Issuance of warrants and beneficial conversion feature associated with 5.0% Notes	—	—	24,868	—	—	24,868
Issuance of stock for legal settlements and other transactions	566	—	644	—	—	644
Issuance of stock to Thermo for contingent equity draws	36,606	4	17,746	—	—	17,750
Issuance of stock through employee stock purchase plan	428	—	175	—	—	175
Other comprehensive loss	—	—	—	(2,832)	—	(2,832)
Net loss	—	—	—	—	(54,924)	(54,924)
Balances – December 31, 2011	353,058	35	792,584	(3,100)	(255,724)	533,795
Net issuance of restricted stock awards and recognition of stock-based compensation	711	—	706	—	—	706
Contribution of services	—	—	529	—	—	529
Warrants issued associated with Contingent Equity Agreement	—	—	8,079	—	—	8,079
Common stock issued in connection with conversions of 8.00% Notes	1,903	—	1,338	—	—	1,338
Warrants exercised associated with the 8.00% Notes	191	—	420	—	—	420
Issuance of stock in connection with interest payments for 8.00% Notes	2,737	1	911	—	—	912
Issuance of stock in connection with contingent consideration	5,232	1	2,208	—	—	2,209
Issuance of stock for legal and consulting services	—	—	24	—	—	24
Issuance of stock to Thermo for contingent equity draws	124,310	12	57,238	—	—	57,250
Issuance of stock through employee stock purchase plan	944	—	138	—	—	138
Other comprehensive income	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	(112,198)	(112,198)
Balances – December 31, 2012	489,086	$49	$864,175	$(1,758)	$(367,922)	$494,544

See accompanying notes to consolidated financial statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net loss	$(112,198)	$(54,924)	$(97,467)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	69,801	50,049	27,418
Change in fair value of derivative assets and liabilities	(6,974)	(23,839)	29,975
Stock-based compensation expense	793	1,995	878
Amortization of deferred financing costs	7,907	3,673	3,355
Reduction in the value of long-lived assets and inventory	8,615	12,404	16,014
Provision for bad debts	1,097	1,995	774
Noncash interest and accretion expense	6,525	—	—
Loss on equity method investments	335	420	927
Contract termination charge	22,048	—	—
Other, net	1,239	2,517	161
Unrealized foreign currency loss	1,456	1,001	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,875)	(978)	(5,201)
Inventory	(1,018)	4,252	(1,402)
Prepaid expenses and other current assets	855	354	526
Other assets	5,427	(1,485)	(4,217)
Accounts payable and accrued expenses	3,431	(1,291)	2,798
Payables to affiliates	(148)	(332)	163
Other non-current liabilities	(224)	(173)	1,428
Deferred revenue	782	(1,141)	532
Net cash provided by (used in) operating activities	6,874	(5,503)	(23,338)
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs	(56,679)	(85,589)	(201,124)
Property and equipment additions	(781)	(2,594)	(7,286)
Investment in businesses	(550)	(800)	(1,110)
Restricted cash	—	(10,436)	4,129
Net cash used in investing activities	(58,010)	(99,419)	(205,391)
Cash flows from financing activities:
Borrowings from Facility Agreement	7,375	18,659	188,417
Proceeds from contingent equity account	45,800	14,200	—
Proceeds from the issuance of 5.0% convertible notes	—	38,000	—
Borrowings from subordinated loan agreement	—	12,500	—
Payment of deferred financing costs	(1,033)	(1,246)	(70)
Proceeds from issuance of common stock and exercise of warrants	244	525	6,323
Net cash from financing activities	52,386	82,638	194,670
Effect of exchange rate changes on cash	591	(782)	(805)
Net (decrease) increase in cash and cash equivalents	1,841	(23,066)	(34,864)
Cash and cash equivalents, beginning of period	9,951	33,017	67,881
Cash and cash equivalents, end of period	$11,792	$9,951	$33,017
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$27,383	$19,357	$17,193
Income taxes	223	97	111
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and ground costs	10,214	4,798	37,590
Increase in capitalized accrued interest for second-generation satellites and ground costs	2,752	1,529	1,666
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	15,680	24,200	23,256
Capitalized interest paid in common stock on the 5% and 8% Notes	5,594	4,605	3,790
Payments made in common stock	2,354	2,287	—
Reduction in assets and liabilities due to note conversions and warrant exercises	1,812	1,538	7,685
Conversion of contingent equity account derivative liability to equity	5,853	5,955	11,940
Value of warrants issued in connection with the contingent equity account loan fee	2,226	8,318	9,717
Recognition of a beneficial conversion feature and contingent put feature on long-term debt	—	18,603	—
Value of warrants issued in connection with raising capital and debt	—	8,081	—
Conversion of convertible notes into common stock	2,000	1,000	6,335

See accompanying notes to consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Globalstar, Inc. (“Globalstar” or the “Company”) was formed as a Delaware limited liability company in November 2003 and was converted into a Delaware corporation on March 17, 2006.

Globalstar is a leading provider of Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. Globalstar’s first-generation network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and Qualcomm Incorporated (“Qualcomm”). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners LLC (“Thermo”) became Globalstar’s principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar. Thermo remains Globalstar’s largest stockholder. Globalstar’s Executive Chairman and CEO controls Thermo and its affiliates. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

The Company’s satellite communications business, by providing critical mobile communications to subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

Globalstar currently provides the following communications services via satellite:

•	two-way voice communication and data transmissions (“Duplex”) between mobile or fixed devices; and
•	one-way data transmissions between a mobile or fixed device that transmits its location or other telemetry information and a central monitoring station, which includes the SPOT family of consumer market products (“SPOT”) and commercial Simplex products.

The equipment Globalstar offers to customers consists principally of:

•	Duplex two-way voice and data products;
•	Consumer retail SPOT products; and
•	Commercial Simplex one-way transmission products.

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

Restricted Cash

 Restricted cash is comprised of funds held in escrow by the agent for the Company’s senior secured facility agreement (the “Facility Agreement”) to secure the Company’s principal and interest payment obligations under certain circumstances related to its Facility Agreement. In January 2013, the agent for the Company’s Facility Agreement permitted the Company to withdraw $9.8 million to pay certain capital expenditure costs for the fourth launch of the Company’s second-generation satellites from the debt service reserve account that were in excess of the required balance. Generally, the required balance represents the sum of certain future principal and interest payments under the Facility Agreement. The Company classifies restricted cash for certain debt instruments consistent with the classification of the related debt outstanding at the end of the reporting period.

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

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$7,296	$5,971	$5,735
Provision, net of recoveries	1,097	1,995	519
Write-offs and other adjustments	(1,726)	(670)	(283)
Balance at end of period	$6,667	$7,296	$5,971

Inventory

Inventory consists of purchased products, including fixed and mobile user terminals and accessories. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method which determines the acquisition cost on a FIFO basis. Inventory write-downs are measured as the difference between the cost of inventory and the market value, and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory. At the point of any inventory write downs to market, a new, lower cost basis for that inventory is established, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off. A liability is recorded for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with the valuation of excess and obsolete inventory. Inventory allowances are recorded for inventories with a lower market value. In recognition of change in the market and obsolescence, the Company wrote down the value of inventory by $1.4 million, $8.8 million and $10.9 million in the years ended December 31, 2012, 2011, and 2010, respectively.

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites (the “Space Component”), and primary and backup control centers and gateways (the “Ground Component”).  Property and equipment is stated at cost, net of accumulated depreciation.

Costs associated with the design, manufacture, test and launch of the Company’s Space and Ground Components are capitalized. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. When a second-generation satellite is incorporated into the second-generation constellation, the Company begins depreciation on the date the satellite is placed into service, which is the point that the satellite reaches its orbital altitude, over its estimated useful life.

The Company capitalizes interest costs associated with the construction of its Space and Ground Components. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset after it is placed into service. As the status of the Company’s construction in progress decreases, specifically due to the Company placing second-generation satellites into service, the Company will record interest expense under GAAP as the construction in progress balance comes to completion.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System:
Space component	6.5 years from commencement of service for the first-generation satellites launched in 2007
15 years from the commencement of service for the second-generation satellites
Ground component	Up to periods of 15 years from commencement of service
Furniture, fixtures & equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or the estimated useful lives of the improvements
Buildings	18 years

The Company evaluates the appropriateness of estimated useful lives assigned to property and equipment and revises such lives to the extent warranted by changing facts and circumstances. When adjustments are made to the estimated useful lives, the remaining carrying amount of these satellites is depreciated prospectively over the remaining useful lives.

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

Deferred Financing Costs

These costs represent costs incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the term of the corresponding debt, or the first put option date for the convertible notes. As of December 31, 2012 and 2011, the Company had net deferred financing costs of $51.5 million and $53.5 million, respectively. Approximately $6.3 million, $3.7 million, and $3.4 million of deferred financing costs were recorded as interest expense for the years ended December 31, 2012, 2011 and 2010, respectively. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period.

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

The Company capitalizes, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of December 31, 2012 and 2011, the Company had accrued approximately $1.0 million and $0.9 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable is equal to or approximates fair value. The Company believes it is not practicable to determine the fair value of its long-term debt. Unlike typical long-term debt, interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As such, it is not practicable to determine the fair value of long-term debt without incurring significant additional costs. It is estimated that the fair value of long-term debt is less than its carrying amount.

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

SPOT and Simplex

The Company sells SPOT and Simplex services as annual plans or multi-year plans and defers and recognizes revenue ratably over the service term, beginning when the service is activated by the customer. Royalty payments are deferred and recognized as expense over the contract term.

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

Research and Development Expenses

Research and development costs were $0.3 million, $1.9 million, and $3.7 million for 2012, 2011, and 2010, respectively. These costs are expensed as incurred as cost of services and primarily include the cost of new product development, chip set design, software development and engineering.

Advertising Expenses

Advertising costs were $1.9 million, $2.0 million, and $2.6 million for 2012, 2011, and 2010, respectively. These costs are expensed as incurred as marketing, general, and administrative expenses.

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

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2012, 2011, and 2010, the foreign currency translation adjustments recorded were $1.3 million, $0.4 million, and $1.5 million, respectively. These adjustments are classified in the consolidated statements of comprehensive loss.

Foreign currency transaction losses were $2.0 million, $0.5 million, and $0.1 million for 2012, 2011, and 2010, respectively. These were classified as other income (expense) on the statement of operations.

In February 2013, the Venezuelan government devalued its currency. The Company does not expect this devaluation to have a material effect on its results of operations.

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

Loss Per Share

The Company is required to present basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. For 2012, 2011, and 2010, diluted net loss per share of common stock was the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

At December 31, 2012, 2011 and 2010, 17.3 million Borrowed Shares, as defined, related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares outstanding for the purposes of computing and reporting its earnings per share.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments and supersedes certain pending paragraphs. ASU 2011-12 will be applied retrospectively. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This adoption has been reflected in the Company’s consolidated financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This adoption has been reflected in the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. This adoption did not have an impact on the Company’s consolidated financial statements.

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

 Current sources of liquidity include cash on hand, cash flows from operations, funds available in its Facility Agreement (subject to certain restrictions, see Note 4 for further discussion), funds available from the Company’s Terrapin equity line agreement, interest earned from funds previously held in the Company’s contingent equity account and amounts held in its debt service reserve account. These sources of liquidity are not sufficient to meet the Company’s existing contractual obligations over the next 12 months. The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the items discussed below, except as otherwise disclosed. In order to continue as a going concern, the Company must obtain additional external financing; amend the Facility Agreement and certain other contractual obligations; and restructure the 5.75% Convertible Senior Unsecured Notes (the “5.75% Notes”). In addition, substantial uncertainties remain related to the Company’s noncompliance with certain of the Facility Agreement’s covenants (see Note 4 for further discussion) and the impact and timing of the Company’s plans to improve operating cash flows and to restructure its contractual obligations. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, the Company’s ability to continue to execute its business plans will be adversely affected.

Further, the Company’s longer-term business plan includes making improvements to its constellation, ground infrastructure, and releasing new products. To execute these longer-term plans successfully, the Company will need to obtain additional external financing to fund these expenditures. Although the Company is seeking this financing and is continuing to address requirements with contractors, there is no guarantee that these efforts will be successful given the scope, complexity, cost and risk of completing the construction of the space and ground components of its second-generation constellation and the development of marketable new products. Accordingly, the Company is not in a position to provide an estimate of when, or if, these longer-term plans will be completed and the effect this will have on the Company’s performance and liquidity.

In each of the previous three years, the Company has generated operating losses, which has adversely affected the Company's liquidity. The Company developed a plan to improve operations; complete and maintain the second-generation constellation and next-generation ground upgrades; and obtain additional financing.

As further described below, the Company has taken the following steps pursuant to its plan.

•	Reduced operating expenses by, among other things, streamlining its supply chain and other operations, consolidating its world-wide operations, including the completion of the relocation of its corporate headquarters to Covington, Louisiana, and simplifying its product offerings.

•	Increased revenues by transitioning legacy Duplex customers to more profitable plans, commensurate with the Company’s improved service coverage, and by streamlining its Simplex and SPOT product offerings and targeting them to the consumer and enterprise markets.

•	Successfully launched all of its second-generation satellites.

•	Entered into a $30.0 million equity line agreement with Terrapin Opportunity L.P (“Terrapin”).

•	Drew $60.0 million from its contingent equity account.

•	Obtained lender agreement to defer principal payments previously due to begin in June 2012 to June 2013 on its Facility Agreement.

•	Settled disputes with Thales Alenia Space (“Thales”) regarding prior contractual issues.

•	Negotiated agreements with third parties to restart operations at certain existing Globalstar gateways, as well as constructing new Globalstar gateways, around the world to make coverage in areas commercially viable.

•	Uploaded the AOCS software solution to one second-generation satellite that was previously taken out of commercial service due to the momentum wheel anomaly discussed further in Note 8. This solution is available to any satellite that is affected by a similar momentum wheel issue.

•	Implemented sales and marketing programs designed to take advantage of the continued expansion of the Company’s Duplex coverage.

•	Commenced a proceeding before the Federal Communications Commission (“FCC”) seeking authority to utilize the Company’s spectrum to offer terrestrial communications services separate and apart from, but coordinated with, its satellite-based communications services without fulfilling the gating requirements of the FCC’s ATC regulations.

The Company believes that these actions, combined with additional actions included in its operating plan, will result in improved cash flows from operations, provided the significant uncertainties described in the first two paragraphs of this footnote are successfully resolved. These additional actions include, among other things, the following:

•	Continuing to identify and pursue opportunities to construct new gateways in areas of the world where the Company has not previously operated.

•	Continuing to pursue numerous opportunities in the field of aviation; including next-generation “space-based” air traffic management services, in association with the Company’s technology partner, ADS-B Technologies, LLC.

•	Completing second-generation ground infrastructure upgrades that will permit the Company to offer a new suite of consumer and enterprise products that leverage the Company’s new, inexpensive chip architecture.

•	Continuing to control operating expenses while redirecting available resources to the marketing and sale of product offerings.

•	Improving its key business processes and leveraging its information technology platform.

•	Introducing new and innovative Simplex and Duplex products to the market that will further drive sales volume and revenue.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Globalstar System:
Space component	$934,900	$532,487
Ground component	49,089	49,109
Construction in progress:
Space component	299,209	650,920
Ground component	84,423	80,071
Prepaid long-lead items and other	17,920	18,028
Total Globalstar System	1,385,541	1,330,615
Internally developed and purchased software	14,414	14,052
Equipment	12,800	12,333
Land and buildings	4,003	4,152
Leasehold improvements	1,512	1,402
	1,418,270	1,362,554
Accumulated depreciation and amortization	(203,114)	(144,836)
	$1,215,156	$1,217,718

Amounts in the table above consist primarily of costs incurred related to the construction of the Company’s second-generation constellation, related launch services and ground upgrades. Amounts included in the Company’s construction in progress – space component balance as of December 31, 2012 consist primarily of costs related to the remaining second-generation satellites launched in February 2013. The estimated cost per satellite will be transferred out of construction in progress as each satellite is placed into commercial service.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	December 31,
	2012	2011

Total Interest Capitalized	$216,477	$176,361

	Year Ended December 31,
	2012	2011	2010

Current Period Interest Capitalized	$40,116	$54,139	$47,122

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2012	2011	2010

Depreciation Expense	$67,289	$46,952	$24,435

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2012		December 31, 2011
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value

Facility Agreement	$585,670	$585,670	$578,295	$578,295
Subordinated Loan	53,499	49,822	47,384	43,255
5.0% Convertible Senior Unsecured Notes	40,920	16,701	38,949	13,077
8.00% Convertible Senior Unsecured Notes	48,228	28,632	47,516	25,203
5.75% Convertible Senior Unsecured Notes	71,804	70,204	71,804	64,058
Total Debt	800,121	751,029	783,948	723,888
Less: Current Portion	657,474	655,874	—	—
Long-Term Debt	$142,647	$95,155	$783,948	$723,888

The table above represents the principal amount and carrying value of long-term debt at December 31, 2012 and 2011. The principal amounts shown above include payment of in kind interest, if any. The carrying value is net of any discounts to the loan amounts at issuance, as further described below, including accretion.

Facility Agreement

On June 5, 2009, the Company entered into a $586.3 million Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and agent for the Company’s Facility Agreement. COFACE, the French export credit agency, has provided a 95% guarantee to the lending syndicate of the Company’s obligations under the Facility Agreement.

The facility will mature 84 months after the first principal repayment date, as amended. Semi-annual principal repayments are scheduled to begin on June 30, 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.07% through December 2012, increasing to 2.25% through December 2017, and 2.40% thereafter.

The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants. If the Company violates any of these covenants and is unable to obtain waivers, the Company would be in default under the agreement and payment of the indebtedness could be accelerated or prohibit the Company from utilizing the Facility Agreement until the default has been remediated.  The acceleration of the Company’s indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions

 Amounts repaid under the Facility Agreement may not be reborrowed. The Company must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. The Facility Agreement includes covenants that (a) require the Company to maintain a minimum liquidity amount after the second repayment date, a minimum adjusted consolidated EBITDA, a minimum debt service coverage ratio and a maximum net debt to adjusted consolidated EBITDA ratio and (b) place limitations on the ability of the Company and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates. The Company is permitted to make cash payments under the terms of its 5.75% Notes. The Facility Agreement requires the Company to fund a total of $46.8 million to the debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments on the Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates. As of December 31, 2012, the entire amount of $46.8 million is recorded in restricted cash. In January 2013, the agent for the Company’s Facility Agreement permitted the Company to withdraw from the debt service reserve account $8.9 million that were in excess of the required balance to pay capital expenditure costs for the fourth launch of the Company’s second-generation satellites.

During the second quarter of 2012, the Company received two reservation of rights letters from the agent for the Company’s Facility Agreement identifying potential existing defaults of certain non-financial covenants in the Facility Agreement that may have occurred as a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration. The letters indicated that the lenders were evaluating their position with respect to the potential defaults. During the evaluation process, the lenders did not permit funding of the remaining $3.0 million available under the Facility Agreement for the remaining milestone payments on the second-generation satellites to Thales or allow the Company to draw funds from the contingent equity account.

On October 12, 2012, the Company entered into Waiver Letter No. 11, which permitted the Company to make a draw from the contingent equity account. In the waiver letter the Company acknowledged the lenders’ conclusion that events of default did occur as a result of the Company entering into settlement agreements with Thales related to the arbitration ruling. As of the date of this Report, the agent for the Company’s Facility Agreement has not notified the Company of the lenders’ intention to accelerate the debt; however, the borrowings have been shown as current on the December 31, 2012 balance sheet in accordance with applicable accounting rules. Globalstar is currently working with the lenders to seek all necessary waivers or amendments associated with existing events of default, but there can be no assurance that it will be successful. In October 2012, the lenders permitted $2.3 million of the amount available under the Facility Agreement to be used to make a milestone payment to Thales. In November and December 2012, the lenders permitted the Company to continue to withdraw funds available in the contingent equity account. The lenders currently are not permitting funding of the remaining $0.7 million available under the Facility to pay to Thales for the remaining milestone payments on the second-generations satellites to Thales.

Due to the launch delays, the Company expects that it may not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months.  If the Company cannot obtain either a waiver or an amendment, the failure to comply with these covenants would represent an additional event of default.

Contingent Equity Agreement

On June 19, 2009, the Company entered into a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company has the right to make draws from this account if and to the extent it has an actual or projected deficiency in its ability to meet obligations due within a forward-looking 90-day period. Thermo has pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement.

 The Contingent Equity Agreement provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares issuable under the warrants is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, but not to be lower than $0.20. Prior to June 19, 2012, the common stock price is subject to a reset provision on certain valuation dates subsequent to issuance whereby the warrant price used in the calculation will be the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date. The Company determined that the warrants issued in conjunction with the availability fee were derivatives and recorded the value of the derivatives as a component of other non-current liabilities, at issuance. The offset was recorded in other assets and was amortized over the one year availability period. The warrants issued on June 19, 2012 are not subject to a reset provision subsequent to issuance and are therefore not considered a derivative instrument. The value of the warrants issued was recorded as equity and the offset was recorded in other assets and is being amortized over the one-year availability period.

When the Company makes draws on the contingent equity account, it issues Thermo shares of common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw. The 20% discount on the value of the shares issued to Thermo is treated as a deferred financing cost and is amortized over the remaining term of the Facility Agreement. The Company drew the entire $60.0 million from this account as of December 31, 2012. Approximately $1.1 million of interest earned from the funds previously held in this account was available to the Company at December 31, 2012.

The following table summarizes as of December 31, 2012 the balance of and the draws on the contingent equity account (dollars in thousands) and the related warrants and shares issued to Thermo since origination of the agreement:

	Available		Warrants	Shares
	Amount	Draws	Issued	Issued
June 19, 2009 (1)	$60,000	$—	4,379,562	—
December 31, 2009 (2)	60,000	—	2,516,990	—
June 19, 2010 (1)	60,000	—	4,379,562	—
June 19, 2011 (2)	60,000	—	620,438	—
June 19, 2011 (1)	60,000	—	5,000,000	—
November 4, 2011 (3)	54,600	5,400	—	11,376,404
November 30, 2011 (3)	45,800	8,800	—	25,229,358
January 11, 2012 (3)	36,000	9,800	—	22,546,012
March 23, 2012 (3)	27,300	8,700	—	14,135,615
May 30, 2012 (3)	22,800	4,500	—	14,204,545
June 19, 2012 (2)	22,800	—	16,428,571	—
June 19, 2012 (1), (4)	22,800	—	8,142,857	—
October 15, 2012 (3)	15,500	7,300	—	20,338,039
November 23, 2012 (3)	8,525	6,975	—	25,141,538
December 31, 2012 (3)	—	8,525	—	27,944,712
December 31, 2012	$—	$60,000	41,467,980	160,916,223

(1)	Warrants to purchase common stock were issued to Thermo for the annual availability fee pursuant to the terms of the Contingent Equity Agreement.
(2)	Additional warrants were issued to Thermo due to the reset provisions in the Contingent Equity Agreement.
(3)	Shares of common stock were issued to Thermo resulting from the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement.
(4)	Warrants issued on June 19, 2012 are not subject to the reset provisions in the Contingent Equity Agreement.

On June 19, 2010, the warrants issued on June 19, 2009 and on December 31, 2009 were no longer variable, and the related $11.9 million liability was reclassified to equity.  On June 19, 2011, the warrants issued on June 19, 2010 were no longer variable, and the related $6.0 million liability was reclassified to equity. On June 19, 2012, the warrants issued on June 19, 2011 were no longer variable, and the related $5.9 million liability was reclassified to equity.

As of December 31, 2012, no warrants issued in connection with the Contingent Equity Agreement had been exercised.

No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

Subordinated Loan

On June 25, 2009, the Company entered into a Loan Agreement with Thermo whereby Thermo agreed to lend the Company $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement.  Amounts deposited in the debt service reserve account are restricted to payments due under the Facility Agreement, unless otherwise authorized by the lender.

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

 The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the principal amount of the loan. The Company is accreting the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest method. As of December 31, 2012, the remaining debt discount was $3.7 million, and $16.0 million of interest was outstanding; these are included in long-term debt on the Company’s consolidated balance sheet.

5.00% Convertible Senior Notes

In June 2011, the Company issued $38.0 million in aggregate principal amount of the 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15,200,000 shares of voting common stock of the Company at an exercise price of $1.25 per share. The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of the Company’s common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries, on an unconditional joint and several basis, pursuant to a Guaranty Agreement. The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is below the initial conversion and exercise price at that time.

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

No 5.0% Notes have been converted and no 5.0% Warrants have been exercised since their initial issuance in 2011.

The Indenture contains customary financial reporting requirements and also contains restrictions on the issuance of additional indebtedness, liens, loans and investments, dividends and other restricted payments, mergers, asset sales, certain transactions with affiliates and layering of debt. The Indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, as defined, failure to convert the 5.0% Notes when required, defaults under other material indebtedness and failure to pay material judgments, either the trustee or the holders of 20% in aggregate principal amount of the 5.0% Notes may declare the principal of the 5.0% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 5.0% Notes and accrued interest automatically will become due and payable. The Company was in compliance with the terms of the Indenture as of December 31, 2012.

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

8.00% Convertible Senior Unsecured Notes

On June 19, 2009, the Company sold $55.0 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes”) and Warrants (the “8.00% Warrants”) to purchase 15.3 million shares of the Company’s common stock. The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and, except as described in the preceding sentence, rank pari passu with its existing unsecured, unsubordinated obligations, including its 5.75% Notes and 5.0% Notes. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year.

The 8.00% Warrants have full ratchet anti-dilution protection and the exercise price of the Warrants is subject to adjustment under certain other circumstances. In the event of certain transactions that involve a change of control, the holders of the 8.00% Warrants have the right to make the Company purchase the Warrants for cash, subject to certain conditions. The exercise period for the 8.00% Warrants began on December 19, 2009 and will end on June 19, 2014.

Holders may convert their 8.00% Notes at any time. If the Company issues or sells shares of its common stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. No adjustment to the Base Conversion Rate will be required unless the adjustment would require an increase or decrease of at least 1% of the Base Conversion Rate. If the adjustment is not made because the adjustment does not change the Base Conversion Rate by at least 1%, then the adjustment that is not made will be carried forward and taken into account in any future adjustment. All required calculations will be made to the nearest cent of 1/1,000th of a share, as the case may be. Notwithstanding the foregoing, (i) upon any conversion of 8.00% Notes (solely with respect to 8.00% Notes to be converted), (ii) on every one year anniversary from the Issue Date of the 8.00% Notes and (iii) on the Stated Maturity for the payment of principal of the 8.00% Notes, the Company will give effect to all adjustments that have otherwise been deferred, and those adjustments will no longer be carried forward and taken into account in any future adjustment. If at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes will be automatically converted into common stock. Upon certain automatic and optional conversions of the 8.00% Notes, the Company will pay holders of the 8.00% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the common stock for the 10 trading days immediately preceding the Conversion Date.

The current exercise price of the 8.00% Warrants is $0.32 and the base conversion price of the 8.00% Notes is $1.59.

As of December 31, 2012 and 2011, approximately $17.6 million and $15.6 million of the 8.00% Notes had been converted resulting in the issuance of approximately 16.1 million and 14.2 million shares of common stock, respectively.

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

The indenture governing the 8.00% Notes contains customary financial reporting requirements. The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 8.00% Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 8.00% Notes may declare the principal of the 8.00% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 8.00% Notes and accrued interest automatically becomes due and payable. The Company was not in default under the 8.00% Notes as of December 31, 2012.

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

Holders may convert their 5.75% Notes into shares of common stock at their option at any time prior to maturity, subject to the Company’s option to deliver cash in lieu of all or a portion of the shares. The 5.75% Notes are convertible at an initial conversion rate of 166.1 shares of common stock per $1,000 principal amount of 5.75% Notes (equal to $6.02 per share), subject to adjustment.

In 2008, $36.0 million aggregate principal amount of 5.75% Notes, or 24% of the 5.75% Notes originally issued, were converted into common stock. The Company also exchanged an additional $42.2 million aggregate principal amount of 5.75% Notes, or 28% of the 5.75% Notes originally issued for a combination of common stock and cash. The Company has issued approximately 23.6 million shares of its common stock and paid a nominal amount of cash for fractional shares in connection with the conversions and exchanges. In addition, the holders whose 5.75% Notes were converted or exchanged received an early conversion make whole amount of approximately $9.3 million representing the next five semi-annual interest payments that would have become due on the converted 5.75% Notes, which was paid from funds in an escrow account maintained for the benefit of the holders of 5.75% Notes. In the exchanges, 5.75% Note holders received additional consideration in the form of cash payments or additional shares of the Company’s common stock in the amount of approximately $1.1 million to induce exchanges. After these transactions, approximately $71.8 million aggregate principal amount of 5.75% Notes remain outstanding at December 31, 2012 and 2011. As of December 31, 2012, the carrying value of the 5.75% Notes is classified as a current debt obligation on the Company's consolidated balance sheet because the first put option will occur within the next 12 months.

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

The indenture governing the 5.75% Notes contains customary financial reporting requirements and also contains restrictions on mergers and asset sales. The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 5.75% Notes when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 5.75% Notes may declare the principal of the 5.75% Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 5.75% Notes and accrued interest automatically becomes due and payable. The Company was not in default under the 5.75% Notes as of December 31, 2012.

On March 4, 2013 the Company filed a tender offer statement with the Securities and Exchange Commission and mailed a notice to the holders of the 5.75% Notes as required by the Indenture and First Supplemental Indenture, between the Company and the trustee for the Company’s 5.75% Notes advising the holders of their right to sell their 5.75% Notes to the Company for cash equal to their principal amount on April 1, 2013. The Company lacks sufficient liquidity to purchase the 5.75% Notes as described in Note 2 and is seeking additional capital or alternative arrangements to avoid an event of default through failing to purchase the 5.75% Notes that are tendered.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At December 31, 2012 and 2011, approximately 17.3 million Borrowed Shares remained outstanding. As of December 31, 2012 and December 31, 2011, the unamortized amount of issuance costs associated with the Share Lending Agreement was $0.4 million and $2.3 million, respectively. As of December 31, 2012, the unamortized issuance costs are classified as a current asset on the Company's consolidated balance sheet, which is consistent with the classification of the related 5.75% Notes as a current debt obligation, as further discussed above.

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

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a Common Stock Purchase Agreement with Terrapin Opportunity, L.P. ("Terrapin") pursuant to which the Company may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of Globalstar voting common stock over the 24-month term following the effectiveness of a resale registration statement. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term, and in the Company’s sole discretion, the Company may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of Globalstar voting common stock, based on the price per share per day over 10 consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares equals the daily volume weighted average price of Globalstar common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 3.5% to 8.0% based on a minimum price that the Company solely specifies. In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require Terrapin to purchase a percentage of the daily trading volume of its common stock for each trading day during the Draw Down Period. In addition, the Company will not sell a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of the then issued and outstanding shares of voting common stock.

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of December 31, 2012, the Company had not required Terrapin to purchase any shares of common stock.

Warrants Outstanding

As a result of the Company’s borrowings described above, as of December 31, 2012 and 2011 there were warrants outstanding to purchase 122.5 million shares and 76.8 million shares, respectively, of the Company’s voting common stock as shown in the table below:

	Outstanding Warrants December 31,		Strike Price December 31,
	2012	2011	2012	2011
Contingent Equity Agreement (1)	41,467,980	16,896,552	$0.01	$0.01
Subordinated Loan	4,205,608	4,205,608	0.01	0.01
5.0% Notes (2)	15,200,000	15,200,000	1.25	1.25
8.00% Notes (3)	61,606,706	40,486,794	0.32	0.49
	122,480,294	76,788,954

(1)	On certain valuation dates, additional warrants were issued due to reset provisions in the agreement.
(2)	Subject to reset on April 15, 2013, if the Company’s common stock is below the initial conversion and exercise price.
(3)	According to the terms of the 8.00% Notes, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant reset price ($0.32 as of December 31, 2012). During the second quarter of 2012, the Company issued stock at $0.32 per share, which was below the previous strike price of $0.49, in connection with the contingent consideration paid as part of the acquisition of Axonn LLC (“Axonn”). Given this transaction and the related provisions in the warrant agreements, the holders of the 8.00% Warrants received additional 8.00% Warrants to purchase 21.7 million more shares of common stock. No additional warrants were issued during the third or fourth quarter of 2012.

Maturities of long-term debt

Annual maturities of long-term debt for each of the five years following December 31, 2012 and thereafter are as follows (in thousands):

2013	$657,474
2014	—
2015	—
2016	—
2017	—
Thereafter	142,647
Total	$800,121

Amounts in the above table are calculated based on current amounts outstanding at December 31, 2012.

The 5.75% Notes are subject to repurchase by the Company at the option of the holders on April 1, 2013. As of December 31, 2012 the estimated notional purchase price of the 5.75% Notes was $71.8 million, which the Company has included in 2013 maturities in the table above.

The Company was not in compliance with certain financial and nonfinancial covenants under the Facility Agreement as of December 31, 2012. As of the date of this Report, the agent for the Company’s Facility Agreement has not notified the Company of its intention to accelerate the debt; however, the borrowings have been shown as current on the December 31, 2012 balance sheet in accordance with applicable accounting rules. All amounts due under the Facility Agreement are included in 2013 in the table above.

5. DERIVATIVES

The following tables disclose the fair values and locations of the derivative instruments on the Company’s consolidated balance sheets and consolidated statements of operations (in thousands):

	December 31,
	2012	2011
Intangible and other assets:
Interest rate cap	$84	$255
Total intangible and other assets	$84	$255

Derivative liabilities:
Compound embedded conversion option with 8.00% Notes	$(4,163)	$(7,111)
Warrants issued with 8.00% Notes	(18,034)	(22,673)
Warrants issued in conjunction with Contingent Equity Agreement	—	(6,155)
Contingent put feature embedded in the 5.0% Notes	(2,978)	(3,057)
Total derivative liabilities	$(25,175)	$(38,996)

	Year ended December 31,
	2012	2011	2010
Interest rate cap	$(171)	$(745)	$(5,801)
Compound embedded conversion option with 8.00% Notes	2,546	15,361	(10,676)
Warrants issued with 8.00% Notes	4,218	6,687	(11,197)
Warrants issued in conjunction with Contingent Equity Agreement	302	4,090	(2,301)
Contingent put feature embedded in the 5.0% Notes	79	(1,554)	—
Total derivative gain (loss)	$6,974	$23,839	$(29,975)

None of the derivative instruments are designated as a hedge.

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, which provides for interest at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement of 4.00% from the date of issuance through December 2012. Thereafter, the Base Rate is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the consolidated statements of operations.

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

Warrants Issued with 8.00% Notes

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes, the Company recorded the 8.00% Warrants as an embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the 8.00% Warrants using the effective interest rate method. The fair value of the warrant liability is marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$84	$—	$84
Total other assets measured at fair value	$—	$84	$—	$84

Other liabilities:
Liability for contingent consideration	$—	$—	$(3,916)	$(3,916)
Compound embedded conversion option with 8.00% Notes	—	—	(4,163)	(4,163)
Warrants issued with 8.00% Notes	—	—	(18,034)	(18,034)
Contingent put feature embedded in 5.0% Notes	—	—	(2,978)	(2,978)
Total other liabilities measured at fair value	$—	$—	$(29,091)	$(29,091)

	Fair Value Measurements at December 31, 2011:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$—	$255	$—	$255
Total other assets measured at fair value	$—	$255	$—	$255

Other liabilities:
Liability for contingent consideration	$—	$—	$(4,963)	$(4,963)
Compound embedded conversion option with 8.00% Notes	—	—	(7,111)	(7,111)
Warrants issued with 8.00% Notes	—	—	(22,673)	(22,673)
Warrants issued with Contingent Equity Agreement	—	—	(6,155)	(6,155)
Contingent put feature embedded in 5.0% Notes	—	—	(3,057)	(3,057)
Total other liabilities measured at fair value	$—	$—	$(43,959)	$(43,959)

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 5 for further discussion.

Liability for Contingent Consideration

In connection with the acquisition of Axonn in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock), but at its option may make payments in cash after 13 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which is currently $10.4 million. Through December 31, 2012, the Company had made $5.2 million in earnout payments by issuing 14,146,737 shares of voting common stock.

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

As of December 31, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded conversion option, including payment in kind interest payments, make whole premiums, automatic conversions, and future equity issuances; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.02% - 1.78%; (iv) base conversion price of $1.59; and (v) market price of common stock at the valuation date of $0.31.

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

The significant unobservable inputs used in the fair value measurement of the Company’s compound embedded conversion option within the Company’s 8.00% Notes are future equity issuances and expected volatility. In connection with the acquisition of Axonn in December 2009, the Company will make future earnout payments in stock. In connection with the Terrapin common stock agreement in December 2012, the Company may require Terrapin to purchase shares of common stock. Certain issuances of common stock may cause the base conversion rate of the 8.00% Notes to be adjusted, which will increase the fair value of the conversion option liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Warrants Issued with 8.00% Notes

The derivative liabilities in Level 3 include the 8.00% Warrants issued with the 8.00% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s statements of operations.

As of December 31, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued, including reset features and future equity issuances; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.02% - 1.78%; (iv) warrant exercise price of $0.32; and (v) market price of common stock at the valuation date of $0.31.

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

The significant unobservable inputs used in the fair value measurement of the Company’s 8.00% Warrants are future equity issuances and expected volatility. In connection with the acquisition of Axonn in December 2009, the Company will make future earnout payments in stock. In connection with the Terrapin common stock agreement in December 2012, the Company may require Terrapin to purchase shares of common stock. If the stock price on the issuance date is less than the current exercise price of the outstanding 8.00 % Warrants, additional warrants may be issued, which will increase the fair value of the warrant liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

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

As of December 31, 2012, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued including the probability of change of control of the Company, payment in kind interest and reset features; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.02% - 1.78%; (iv) base conversion price of $1.25; and (v) market price of common stock at the valuation date of $0.31.

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

Level 3 Reconciliation

The following tables present a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2012 and 2011 as follows (in thousands):

Balance at December 31, 2011	$(43,959)
Derivative adjustment related to conversions and exercises	824
Contingent equity warrant liability reclassified to equity	5,853
Earnout payments made related to liability for contingent consideration	2,208
Change in fair value of contingent consideration	(1,161)
Unrealized gain, included in derivative gain (loss)	7,144
Balance at December 31, 2012	$(29,091)

Balance at December 31, 2010	$(66,838)
Issuance of contingent equity warrants	(8,313)
Issuance of contingent put feature embedded in 5.0% Notes	(1,503)
Derivative adjustment related to conversions and exercises	1,100
Contingent equity warrant liability reclassified to equity	5,955
Earnout payments made related to liability for contingent consideration	1,827
Change in fair value of contingent consideration	(771)
Unrealized gain, included in derivative gain (loss)	24,584
Balance at December 31, 2011	$(43,959)

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

 The following table reflects the fair value measurements used in testing the impairment of long-lived assets at December 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Property and equipment, net	$—	$—	$1,215,156	$7,218
Total	$—	$—	$1,215,156	$7,218

 Impairment

For assets that are no longer providing service, the Company removes the estimated cost and accumulated depreciation from property and equipment. During the second quarter of 2012, the Company reduced the carrying value of its first-generation constellation by approximately $7.1 million. This loss, which primarily represents the impairment of long-lived assets during 2012, is recorded in operating expenses for the year ended December 31, 2012.

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

In 2011, intangible assets related to developed technology acquired from Axonn in 2009 were written down to fair value, resulting in an impairment charge of $0.9 million. These assets had a carrying value of $6.1 million prior to the write down. The impairment charge is included in the Company’s results of operations for the year ended December 31, 2011.

7. ACQUISITION OF AXONN

On December 18, 2009, Globalstar entered into an agreement with Axonn pursuant to which one of the Company’s wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of Axonn in exchange for $1.5 million in cash and $5.5 million in shares of the Company’s voting common stock (6,298,058 shares). Of these amounts, $500,000 in cash was withheld and used to cover expenses related to the voluntary replacement of first production models of the Company’s SPOT Satellite GPS Messenger devices and warranty obligations related to other products. Prior to the acquisition, Axonn was the principal supplier of the Company’s SPOT products.

As a result of the Axonn acquisition, the Company recorded other intangible assets of $7.6 million at December 31, 2009. During 2011, the Company wrote down the value of intangibles by $0.9 million due to the discontinuance of the sale of certain products resulting from a strategic decision to focus on core products and curtail substantially all on-going product development activities.

Intangible assets consist of the following (in thousands):

	December 31, 2012				December 31, 2011
	Gross	Write	Accumulated	Net	Gross	Write	Accumulated	Net
	Amount	Down	Amortization	Balance	Amount	Down	Amortization	Balance
Developed technology	$5,300	$(909)	$(3,156)	$1,235	$5,300	$(909)	$(2,428)	$1,963
Customer relationships	2,100	—	(1,558)	542	2,100	—	(1,078)	1,022
Trade name	200	—	(200)	—	200	—	(200)	—
Total	$7,600	(909)	$(4,914)	$1,777	$7,600	$(909)	$(3,706)	$2,985

Developed technology, customer relationships, and trade name are amortized over the life of the related asset with weighted average lives of 10 years, 8 years, and 2 years, respectively. For the years ended December 31, 2012, 2011 and 2010 the Company recorded amortization expense of $1.2 million, $1.6 million, and $1.5 million, respectively. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. Estimated annual amortization of intangible assets is approximately $0.7 million for 2013, $0.5 million for 2014, $0.3 million for 2015, $0.1 million for 2016 and $0.1 million thereafter, excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2012.

8. COMMITMENTS

Contractual Obligations

As of December 31, 2012, the Company had purchase commitments with Thales, Arianespace, Ericsson Inc. (“Ericsson”), Hughes Network Systems, LLC (“Hughes”) and other vendors related to the procurement and deployment of the second-generation network. The Company is obligated to make payments under these purchase commitments, as shown below (in thousands):

Years Ending December 31,
2013	$59,110
2014	27,936
2015	12,057
2016	—
2017	—
Thereafter	—
Total purchase commitments	$99,103

Second-Generation Satellites

As of December 31, 2012, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites. Six satellites were launched in each of October 2010, July 2011, December 2011, and February 2013.

As discussed in Note 9, the Company and Thales may negotiate the terms of a follow-on contract for additional satellites, but the Company can provide no assurance as to whether it will ultimately agree on commercial terms for such a purchase.

In accordance with its plans, during October 2012, the Company successfully uploaded the AOCS software solution to the second-generation satellite that was previously taken out of service due to anomalous behavior with its momentum wheels. This satellite was placed back into service in November 2012. Although the Company does not expect this problem to arise in other satellites, this software solution can be uploaded to any satellite that may experience similar anomalous behaviors of its momentum wheels.

For assets that are no longer providing service, the Company removes the estimated cost and accumulated depreciation from property and equipment. During the second quarter of 2012, the Company reduced the carrying value of its first-generation constellation by approximately $7.1 million. This loss is recorded in operating expenses for the year ended December 31, 2012.

As of December 31, 2012, the Company had a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of satellites. The Company has successfully completed all of these launches. The Company has also incurred additional costs which are owed to Arianespace for launch delays. These costs are included in the table above.

In December 2012, the Company entered into an agreement with Arianespace for one launch of additional satellites and certain pre and post-launch services. An initial payment is due upon the effective date of the contract, which is the close of a financing for additional satellites. If financing has not occurred by June 1, 2013, the contract will automatically be cancelled.

Next-Generation Gateways and Other Ground Facilities

In May 2008, the Company and Hughes entered into an agreement under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices. The Company and Hughes have amended this agreement extending the performance, revising certain payment milestones and adding new features. The Company has the option to purchase additional RANs and other software and hardware improvements at pre-negotiated prices. The Company and Hughes have periodically amended their agreement to revise the program and payment milestones under the contract.

In December 2012, the Company entered into an agreement with Hughes to extend to March 28, 2013 the deadline to make payments previously due under the contract, provided the Company make payments of $0.2 million in January 2013 and $0.8 million in March 2013. The Company has made the January payment. The deferred payments continue to incur interest at the rate of 10% per annum. As of December 31, 2012, the Company had recorded $17.9 million in accounts payable related to these required payments and had incurred and capitalized $72.7 million, excluding interest, of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $20.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Hughes will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Hughes. If Hughes chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

In January 2013, the Company and Hughes amended the contract to extend the schedule of the RAN and UTS program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

In October 2008, the Company signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. The Company and Ericsson have amended this contract to increase its obligations for additional deliverables and features. According to the contract, Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network, system that will be installed at the Company’s satellite gateway ground stations. The Company has the option to purchase additional core networks at pre-negotiated prices. The Company and Ericsson have amended their agreement to extend the deadline to make certain scheduled payments previously due under the contract.

In February 2013, the Company entered into an agreement with Ericsson which deferred to June 1, 2013 approximately $2.6 million in milestone payments scheduled under the contract, provided the Company make two payments of $0.1 million each in February 2013. The Company has made both payments. The remaining milestone payments previously due under the contract were deferred to later in 2013 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of December 31, 2012, the Company had recorded $2.6 million in accounts payable related to these required payments and has incurred and capitalized $6.8 million of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $10.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. Within the terms of the commercial agreements, the Company paid Qualcomm approximately 7.5% to 25% of the total order price as advances for inventory. As of December 31, 2012 and 2011, total advances to Qualcomm for inventory were $9.2 million. As of December 31, 2012 and 2011, the Company had outstanding commitment balances of $8.8 million for inventory held by Qualcomm. The Company and Qualcomm are interested in terminating the purchase orders and are negotiating to do so. The Company expects to negotiate the termination of this contract in 2013 and has not included these obligations in the table above.

Future Minimum Lease Obligations

The Company has noncancelable operating leases for facilities and equipment throughout the United States and around the world, including Louisiana, California, Florida, Texas, Canada, Ireland, France, Brazil, Panama, and Singapore. The leases expire on various dates through 2021. The following table presents the future minimum lease payments (in thousands) as of December 31, 2012, excluding possible lease payment reimbursement from the State of Louisiana pursuant to the Cooperative Endeavor Agreement the Company entered into with the Louisiana Department of Economic Development (See Note 17: Headquarters Relocation):

2013	$1,597
2014	872
2015	815
2016	767
2017	776
Thereafter	1,403
Total minimum lease payments	$6,230

Rent expense for 2012, 2011 and 2010 was approximately $2.0 million, $2.2 million and $2.1 million, respectively.

9. CONTINGENCIES

Arbitration

 On June 3, 2011, Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the Amended and Restated Contract for the construction of the Globalstar Satellite for the Second Generation Constellation dated and executed in June 2009 (“2009 Contract”). Globalstar did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that Globalstar materially breached the contract by failing to pay to Thales termination charges in the amount of €51,330,875.00 by October 9, 2011, and that absent further agreement between the parties, Thales has no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. The award also required Globalstar to pay Thales approximately €53 million in termination charges and interest by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company agreed to stay the New York Proceeding through March 5, 2013, while they attempt to complete the financing of the purchase of the additional satellites. Globalstar and Thales are currently seeking a further stay of the proceeding. Thales may seek to terminate the Settlement Agreement after February 28, 2013 and pursue the confirmation of the arbitration award in the New York Proceeding, which Globalstar will oppose. Should Thales be successful in confirming the arbitration award in the New York Proceeding, this would have a material adverse effect on the Company’s financial condition and liquidity.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of the additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of the additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s financial statements for year ended December 31, 2012. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Any party may terminate the Settlement Agreement if the effective date of the new contract for the purchase of additional second-generation satellites does not occur on or prior to February 28, 2013. No satellite contract was in place as of March 1, 2013. If any party terminates the Settlement Agreement all parties’ rights and obligations under the Settlement Agreement shall terminate.

In September 2012, the Company entered into an agreement with Thales for the manufacture and delivery of additional satellites. Neither party was obligated to perform under the contract unless Globalstar obtained financing for at least 85% of the total contract price by December 31, 2012. Because the financing was not obtained by December 31, 2012, the contract terminated. The Company and Thales may negotiate the terms of a new contract for additional satellites.

Under the terms of the Submission Agreement, the Company and Thales participated in an ad hoc arbitration proceeding to seek clarification of the award with respect to a €3,864,000 claim by Thales related to the Phase 2 satellites. In December 2012, the arbitrator determined that the amount was not due and the Company has no obligation to pay the claim.

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In management's opinion, there is no pending litigation, dispute or claim, other than the New York Proceeding discussed above, that may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

10. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Accrued interest	$5,620	$2,774
Accrued compensation and benefits	4,076	3,567
Accrued property and other taxes	6,329	5,369
Accrued customer liabilities and deposits	2,961	3,176
Accrued professional and other service provider fees	1,006	1,826
Accrued liability for contingent consideration	2,585	2,020
Accrued commissions	685	513
Accrued telecommunications expenses	713	1,580
Accrued satellite and ground costs	373	5,776
Other accrued expenses	3,816	2,205
	$28,164	$28,806

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$179	$56	$150
Provision	293	361	109
Utilization	(237)	(238)	(203)
Balance at end of period	$235	$179	$56

Non-current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Long-term accrued interest	$457	$242
Asset retirement obligation	998	926
Deferred rent	579	717
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,949	2,445
Long-term portion of liability for contingent consideration	1,332	2,944
Uncertain income tax positions	5,571	5,408
Foreign tax contingencies	4,994	4,762
	$15,880	$17,444

11. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.2 million and $0.4 million at December 31, 2012 and 2011, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2012	2011	2010
General and administrative expenses	$180	$208	$371
Non-cash expenses	529	319	168
Total	$709	$527	$539

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

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets, and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2012	2011
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$17,812	$15,275
Service cost	66	51
Interest cost	712	776
Actuarial loss	1,133	2,559
Benefits paid	(919)	(849)
Projected benefit obligation, end of year	$18,804	$17,812
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$10,405	$10,548
Return on plan assets	1,366	(131)
Employer contributions	731	837
Benefits paid	(919)	(849)
Fair value of plan assets, end of year	$11,583	$10,405
Funded status, end of year- net liability	$(7,221)	$(7,407)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net periodic benefit cost:
Service cost	$66	$51	$78
Interest cost	712	776	789
Expected return on plan assets	(739)	(791)	(723)
Amortization of unrecognized net actuarial loss	583	291	285
Total net periodic benefit cost	$622	$327	$429

Amounts recognized in balance sheet were as follows (in thousands):

	December 31,
	2012	2011
Amounts recognized:
Funded status recognized in other non-current liabilities	$(7,221)	$(7,407)
Net actuarial loss recognized in accumulated other comprehensive loss	7,969	8,047
Net amount recognized in retained deficit	$748	$640

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Benefit obligation assumptions:
Discount rate	3.75%	4.00%	5.25%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	4.00%	5.25%	5.60%
Expected rate of return on plan assets	7.12%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A

 The assumptions, investment policies and strategies for the Globalstar Plan are determined by the Globalstar Plan Committee. The Globalstar Plan Committee is responsible for ensuring the investments of the plans are managed in a prudent and effective manner. Amounts related to the pension plan are derived from actuarial and other assumptions, including discount rates, mortality, expected rate of return, compensation increases, participant data and termination. The Company reviews assumptions on an annual basis and make adjustments as considered necessary. The actuarial loss recognized during 2012 was primarily due to the change in discount rate from 4.00% to 3.75%.

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

	December 31,
	2012	2011
Equity securities	56%	57%
Debt securities	33	31
Other investments	11	12
Total	100%	100%

The fair values of the Company’s pension plan assets as of December 31, 2012 and 2011 by asset category were as follows (in thousands):

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$5,189	$—	$5,189	$—
International equity securities	1,297	—	1,297	—
Fixed income securities	3,779	—	3,779	—
Other	1,318	—	1,318	—
Total	$11,583	$—	$11,583	$—

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$4,816	$—	$4,816	$—
International equity securities	1,106	—	1,106	—
Fixed income securities	3,277	—	3,277	—
Other	1,206	—	1,206	—
Total	$10,405	$—	$10,405	$—

 Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan recognized in accumulated other comprehensive loss was $7.9 million and $8.0 million at December 31, 2012 and 2011, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2013	$964
2014	981
2015	970
2016	963
2017	958
2018 – 2023	4,985

For 2012 and 2011, the Company contributed $0.7 million and $0.8 million, respectively, to the Globalstar Plan.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.1 million, $0.3 million, and $0.5 million for 2012, 2011, and 2010, respectively. Due to an effort to reduce operating costs, the Company no longer matched employee contributions for substantially all of its employees beginning in the fourth quarter of 2011.

13. TAXES

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal tax (benefit)	$—	$—	$—
State tax	274	19	73
Foreign tax	139	(128)	323
Total	413	(109)	396
Deferred:
Federal and state tax (benefit)	—	—	—
Foreign tax (benefit)	—	—	—
Total	—	—	—
Income tax expense (benefit)	$413	$(109)	$396

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. income (loss)	$(105,722)	$(46,387)	$(90,865)
Foreign income (loss)	(6,063)	(8,646)	(6,206)
Total income (loss) before income taxes	$(111,785)	$(55,033)	$(97,071)

As of December 31, 2012, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $777.9 million and $212.7 million, respectively. As of December 31, 2011, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $549.1 million and $202.9 million, respectively. The net operating loss carry-forwards expire on various dates beginning in 2013 and ending in 2032.

The Company has not provided United States income taxes and foreign withholding taxes on approximately $7.4 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2012	2011
Federal and foreign net operating loss and credit carry-forwards	$361,132	$268,962
Property and equipment and other long-term assets	(30,621)	27,131
Accruals and reserves	13,742	7,519
Deferred tax assets before valuation allowance	344,253	303,612
Valuation allowance	(344,253)	(303,612)
Net deferred income tax assets	$—	$—

The change in the valuation allowance during 2012 and 2011 was $40.6 million and $121.0 million, respectively. The change in property and equipment and other long-term deferred tax assets was due primarily to the difference in depreciation between tax and book useful lives as the Company placed additional second-generation satellites into service during 2012.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision at U.S. statutory rate of 35%	$(39,125)	$(19,262)	$(33,975)
State income taxes, net of federal benefit	(6,070)	(2,764)	(5,378)
Change in valuation allowance	40,641	121,010	34,205
Effect of foreign income tax at various rates	759	929	691
Permanent differences	(220)	909	(231)
Change in unrecognized tax benefit	381	(72,040)	602
Recognition of pre-acquisition losses in Brazil	—	(32,702)	—
Other (including amounts related to prior year tax matters)	4,047	3,811	4,482
Total	$413	$(109)	$396

 Tax Audits

The Company operates in various U.S. and foreign tax jurisdictions. The process of determining its anticipated tax liabilities involves many calculations and estimates which are inherently complex. The Company believes that it has complied in all material respects with its obligations to pay taxes in these jurisdictions. However, its position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully its current tax positions, or if there were changes in the manner in which the Company conducts its activities, the Company could become subject to material unanticipated tax liabilities. It may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.

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

 Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of December 31, 2012 and 2011, the Company had recorded a tax liability of $2.8 million and $2.2 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2003 and subsequent years in most of the Company's international tax jurisdictions.

A rollforward of the Company's unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2012	$7,350
Gross increases based on tax positions related to current year	381
Gross decreases based on tax positions related to prior years	19
Gross unrecognized tax benefits at December 31, 2012	$7,750
Gross unrecognized tax benefits at January 1, 2011	$79,809
Gross increases based on tax positions related to current year	460
Gross decreases based on tax positions related to prior years	(419)
Reductions to unrecognized tax benefits related to prior year audit settlements	(72,500)
Gross unrecognized tax benefits at December 31, 2011	$7,350

The total unrecognized tax benefit of $7.8 million at December 31, 2012 includes $3.4 million which, if recognized, could potentially reduce the effective income tax rate in future periods.

In connection with the FIN 48 adjustment, at December 31, 2012 and 2011, the Company recorded interest and penalties of $1.2 million and $1.0 million, respectively.

It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2012 will not materially change in the next 12 months; any changes are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company.

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

	Year Ended December 31,
	2012	2011	2010
Revenues:
Service:
United States	$41,139	$36,701	$31,684
Canada	10,505	10,684	11,760
Europe	3,132	4,493	3,119
Central and South America	2,287	3,183	3,979
Others	405	336	395
Total service revenue	57,468	55,397	50,937
Subscriber equipment:
United States	12,899	11,103	12,038
Canada	3,654	3,524	2,599
Europe	1,297	1,456	1,045
Central and South America	798	1,046	1,292
Others	202	301	30
Total subscriber equipment revenue	18,850	17,430	17,004
Total revenue	$76,318	$72,827	$67,941

	December 31,
	2012	2011
Long-lived assets:
United States	$1,209,374	$1,211,795
Canada	277	324
Europe	474	155
Central and South America	3,463	3,638
Others	1,568	1,806
Total long-lived assets	$1,215,156	$1,217,718

15. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”) and to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2012 and 2011, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 13,677,972 and 15,282,933, respectively.

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

	Year Ended December 31,
	2012	2011	2010

Risk-free interest rate	Less than 1 – 1%	Less than 1 – 2%	Less than 1%
Expected term of options (years)	1 - 5	1 - 6	4 - 6
Volatility	80 - 103%	80 - 103%	80%
Weighted average grant-date fair value	$0.39	$0.44	$1.03

The following table summarizes non-vested stock option activity for the year ended December 31, 2012:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2012	9,998,430	$0.81
Granted	805,200	0.61
Exercised	(200,000)	0.77
Forfeited	(317,100)	1.33
Outstanding at December 31, 2012	10,286,530	0.89

Exercisable at December 31, 2012	4,572,797	$0.87

The following table presents compensation expense related to stock options that was included in cost of services and marketing, general and administrative expenses for the years indicated below (in millions):

	Year Ended December 31,
	2012	2011	2010
Cost of services	$—	$—	$—
Marketing, general and administrative	0.7	1.3	0.7
Total compensation expense	0.7	1.3	0.7
Recognized income tax benefit	—	—	—
Total compensation expense, net of tax	$0.7	$1.3	$0.7

As of December 31, 2012, there was approximately $0.8 million of unrecognized compensation expense related to non-vested stock options outstanding to be recognized over a weighted-average period of 1.67 years. The Company expects to recognize approximately $0.5 million, $0.3 million, and less than $0.1 million of compensation expense during the years 2013, 2014 and 2015, respectively, for these non-vested stock options outstanding.

The aggregate intrinsic value of outstanding stock options as of December 31, 2012 was less than $0.1 million. This represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2012 and the option price, multiplied by the number of “in-the-money” options) that would have been received by the option holders if all in the money options had been exercised on December 31, 2012.

The total fair value of stock options vested during the year ended December 31, 2012 was $0.5 million.

The Company adjusts its estimates of expected equity awards forfeitures based upon its review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate is recognized in the period in which the forfeiture estimate is changed.

 In October 2011, the Company granted to eligible participants nonstatutory stock options for 2,710,000 shares of common stock and 273,000 restricted shares that vest and become exercisable on the earlier of (i) the first trading day after the Company’s common stock shall have traded on the then-applicable national or regional securities exchange or market system constituting the primary market for the stock, as reported in The Wall Street Journal, or such other source as the Company deems reliable, including without limitation if then-applicable, the NASDAQ Stock Market, for more than ten consecutive trading days at or above a per-share closing price of $2.50 or (ii) the day that a binding written agreement is signed for the sale of the Company, as determined by the Company’s board of directors in its discretion reasonably exercised.

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

	Year Ended December 31,
	2012	2011	2010
Weighted average grant-date fair value	$0.71	$0.82	$1.36

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2012:

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2012	609,774	$4.05
Granted	364,333	0.71
Vested	(467,630)	0.70
Forfeited	(31,410)	1.13
Nonvested at December 31, 2012	475,067	$4.66

The following table represents the compensation expense related to restricted stock that was included in cost of services and marketing, general and administrative expenses for the years indicated below (in millions):

	Year Ended December 31,
	2012	2011	2010
Cost of services	$—	$0.1	$(0.2)
Marketing, general and administrative	—	0.3	0.4
Total compensation expense	—	0.4	0.2
Recognized income tax benefit	—	—	—
Total compensation expense, net of tax	$—	$0.4	$0.2

During 2012, the Company recognized less than $0.1 million of stock award expense as the current period compensation expense was offset primarily by the effect of forfeitures. As of December 31, 2012, there was less than $0.1 million of unrecognized compensation expense related to non-vested restricted stock outstanding to be recognized over a weighted-average period of 1.38 years. The Company expects to recognize less than $0.1 million of compensation expense during each of the years 2013, 2014 and 2015, respectively, for outstanding nonvested restricted stock.

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

The Plan permits eligible employees to purchase shares of common stock during two semi-annual offering periods beginning on June 15 and December 15 (the “Offering Periods”), unless adjusted by the Board or one of its designated committees. Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase no more than the lesser of $25,000 of the fair market value of common stock or 500,000 shares of common stock in any calendar year, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first or last day of the Offering Period.

For each of the years ended December 31, 2011 and 2012, the Company received $0.2 million related to shares issued under this plan. For the years ended December 31, 2012 and 2011, the Company recorded compensation expense of approximately $0.1 million and $0.2 million, respectively, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 1,371,405 shares through December 31, 2012 related to the Plan.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2012	2011
Accumulated minimum pension liability adjustment	$(7,969)	$(8,047)
Accumulated net foreign currency translation adjustment	6,211	4,947
Total accumulated other comprehensive loss	$(1,758)	$(3,100)

17. HEADQUARTERS RELOCATION

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

Since announcing its relocation, the Company has incurred qualifying relocation expenses. Under the terms of the agreement, the Company was reimbursed a total of $3.9 million through December 31, 2011 by LED. The Company accounted for these reimbursements as reductions to the relocation expenses incurred. Through December 31, 2011, the Company also incurred $1.3 million for facility improvements and replacement equipment in connection with the relocation. These costs were also reimbursed by LED. The Company was not reimbursed for any expenses in 2012. Reimbursements related to facility improvements and replacement equipment were recorded as deferred costs and are offset by depreciation expense as the related assets are used in service. LED will also reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement.

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a plan to improve its cost structure by reducing headcount, the Company projected that it would not meet the required payroll levels set forth in the agreement and recorded a liability of $1.4 million at December 31, 2012 for the estimated impact of the payroll shortfall in future years. This liability is included in current and non-current liabilities in the Company’s consolidated balance sheet.

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

Globalstar, Inc.

Supplemental Consolidating Balance Sheet

As of December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,220	$251	$1,321	$—	$11,792
Restricted cash	46,777	—	—	—	46,777
Accounts receivable	3,814	4,875	5,255	—	13,944
Intercompany receivables	613,426	411,764	5,534	(1,030,724)	—
Inventory	262	6,966	34,953	—	42,181
Deferred financing costs	34,622	—	—	—	34,622
Prepaid expenses and other current assets	2,177	388	2,668	—	5,233
Total current assets	711,298	424,244	49,731	(1,030,724)	154,549
Property and equipment, net	1,095,973	31,382	86,762	1,039	1,215,156
Restricted cash	—	—	—	—	—
Intercompany notes receivable	15,783	—	1,800	(17,583)	—
Investment in subsidiaries	(144,323)	(8,232)	—	152,555	—
Deferred financing costs	16,883	—	—	—	16,883
Advances for inventory	9,158	—	—	—	9,158
Intangible and other assets, net	3,991	1,781	2,273	(16)	8,029
Total assets	$1,708,763	$449,175	$140,566	$(894,729)	$1,403,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$655,874	$—	$—	$—	$655,874
Accounts payable	12,055	2,410	21,220	—	35,685
Accrued contract termination charge	23,166	—	—	—	23,166
Accrued expenses	6,492	9,798	11,874	—	28,164
Intercompany payables	377,526	494,686	156,166	(1,028,378)	—
Payables to affiliates	230	—	—	—	230
Deferred revenue	4,576	12,674	791	—	18,041
Total current liabilities	1,079,919	519,568	190,051	(1,028,378)	761,160
Long-term debt, less current portion	95,155	—	—	—	95,155
Employee benefit obligations	7,221	—	—	—	7,221
Intercompany notes payable	—	—	16,683	(16,683)	—
Derivative liabilities	25,175	—	—	—	25,175
Deferred revenue	4,306	334	—	—	4,640
Other non-current liabilities	2,443	2,233	11,204	—	15,880
Total non-current liabilities	134,300	2,567	27,887	(16,683)	148,071
Stockholders’ equity	494,544	(72,960)	(77,372)	150,332	494,544
Total liabilities and stockholders’ equity	$1,708,763	$449,175	$140,566	$(894,729)	$1,403,775

Globalstar, Inc.

Supplemental Consolidating Balance Sheet

As of December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,343	$587	$2,021	$—	$9,951
Restricted cash	—	—	—	—	—
Accounts receivable	3,363	4,322	4,708	—	12,393
Intercompany receivables	538,876	351,510	13,923	(904,309)	—
Inventory	1	4,564	37,283	—	41,848
Deferred financing costs	—	—	—	—	—
Prepaid expenses and other current assets	2,846	303	2,132	—	5,281
Total current assets	552,429	361,286	60,067	(904,309)	69,473
Property and equipment, net	1,070,543	60,872	87,624	(1,321)	1,217,718
Restricted cash	46,776	—	—	—	46,776
Intercompany notes receivable	40,456	—	1,800	(42,256)	—
Investment in subsidiaries	(106,377)	(18,629)	—	125,006	—
Deferred financing costs	53,409	—	73	—	53,482
Advances for inventory	9,158	—	—	—	9,158
Intangible and other assets, net	12,773	2,988	8,052	(15)	23,798
Total assets	$1,679,167	$406,517	$157,616	$(822,895)	$1,420,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	19,346	1,953	26,509	—	47,808
Accrued contract termination charge	—	—	—	—	—
Accrued expenses	11,558	8,459	8,789	—	28,806
Intercompany payables	333,201	427,852	142,966	(904,019)	—
Payables to affiliates	378	—	—	—	378
Deferred revenue	1,043	12,740	805	—	14,588
Total current liabilities	365,526	451,004	179,069	(904,019)	91,580
Long-term debt, less current portion	723,888	—	—	—	723,888
Employee benefit obligations	7,407	—	—	—	7,407
Intercompany notes payable	—	—	41,356	(41,356)	—
Derivative liabilities	38,996	—	—	—	38,996
Deferred revenue	6,695	600	—	—	7,295
Other non-current liabilities	2,860	3,837	10,747	—	17,444
Total non-current liabilities	779,846	4,437	52,103	(41,356)	795,030
Stockholders’ equity	533,795	(48,924)	(73,556)	122,480	533,795
Total liabilities and stockholders’ equity	$1,679,167	$406,517	$157,616	$(822,895)	$1,420,405

Globalstar, Inc.

 Supplemental Consolidating Statement of Operations

 Year Ended December 31, 2012

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$48,845	$44,208	$15,729	$(51,314)	$57,468
Subscriber equipment sales	825	15,225	7,855	(5,055)	18,850
Total revenue	49,670	59,433	23,584	(56,369)	76,318
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,992	7,265	8,190	(219)	23,228
Cost of subscriber equipment sales	292	11,827	7,560	(6,399)	13,280
Cost of subscriber equipment sales - reduction in the value of inventory	—	1,274	123	—	1,397
Marketing, general and administrative	6,943	19,062	12,860	(4,526)	34,339
Reduction in the value of long-lived assets	79	7,139	—	—	7,218
Contract termination charge	22,048	—	—	—	22,048
Depreciation, amortization, and accretion	49,132	48,869	17,308	(45,508)	69,801
Total operating expenses	86,486	95,436	46,041	(56,652)	171,311
Loss from operations	(36,816)	(36,003)	(22,457)	283	(94,993)
Other income (expense):
Interest income and expense, net of amounts capitalized	(19,744)	(10)	(1,731)	(1)	(21,486)
Derivative gain (loss)	6,974	—	—	—	6,974
Equity in subsidiary earnings	(60,302)	10,237	—	50,065	—
Other	(2,078)	(141)	16	(77)	(2,280)
Total other income (expense)	(75,150)	10,086	(1,715)	49,987	(16,792)
Loss before income taxes	(111,966)	(25,917)	(24,172)	50,270	(111,785)
Income tax expense (benefit)	232	41	140	—	413
Net (loss) income	$(112,198)	$(25,958)	$(24,312)	$50,270	$(112,198)

Globalstar, Inc.

 Supplemental Consolidating Statement of Operations

 Year Ended December 31, 2011

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$30,904	$28,850	$16,102	$(20,459)	$55,397
Subscriber equipment sales	790	13,115	7,619	(4,094)	17,430
Total revenue	31,694	41,965	23,721	(24,553)	72,827
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	13,025	7,293	12,707	(3,779)	29,246
Cost of subscriber equipment sales	723	9,913	5,636	(4,345)	11,927
Cost of subscriber equipment sales - reduction in the value of inventory	—	1,254	7,572	—	8,826
Marketing, general and administrative	9,285	23,107	10,044	—	42,436
Reduction in the value of long-lived assets	1,074	2,453	51	—	3,578
Contract termination charge	—	—	—	—	—
Depreciation, amortization, and accretion	24,298	28,006	14,589	(16,844)	50,049
Total operating expenses	48,405	72,026	50,599	(24,968)	146,062
Loss from operations	(16,711)	(30,061)	(26,878)	415	(73,235)
Other income (expense):
Interest income and expense, net of amounts capitalized	(2,713)	(5)	(2,099)	8	(4,809)
Derivative gain (loss)	23,839	—	—	—	23,839
Equity in subsidiary earnings	(59,466)	9,392	—	50,074	—
Other	145	(76)	(783)	(114)	(828)
Total other income (expense)	(38,195)	9,311	(2,882)	49,968	18,202
Loss before income taxes	(54,906)	(20,750)	(29,760)	50,383	(55,033)
Income tax expense (benefit)	18	1	(128)	—	(109)
Net (loss) income	$(54,924)	$(20,751)	$(29,632)	$50,383	$(54,924)

Globalstar, Inc.

 Supplemental Consolidating Statement of Operations

 Year Ended December 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$10,603	$35,691	$16,579	$(11,936)	$50,937
Subscriber equipment sales	281	14,738	6,781	(4,796)	17,004
Total revenue	10,884	50,429	23,360	(16,732)	67,941
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	10,678	12,468	19,799	(11,773)	31,172
Cost of subscriber equipment sales	131	12,509	5,348	(4,806)	13,182
Cost of subscriber equipment sales - reduction in the value of inventory	59	761	10,042	—	10,862
Marketing, general and administrative	6,620	24,546	10,770	(109)	41,827
Reduction in the value of long-lived assets	546	2,703	—	—	3,249
Contract termination charge	—	—	—	—	—
Depreciation, amortization, and accretion	1,658	23,055	3,193	(488)	27,418
Total operating expenses	19,692	76,042	49,152	(17,176)	127,710
Loss from operations	(8,808)	(25,613)	(25,792)	444	(59,769)
Other income (expense):
Interest income and expense, net of amounts capitalized	(3,029)	(1)	(1,561)	(6)	(4,597)
Derivative gain (loss)	(29,975)	—	—	—	(29,975)
Equity in subsidiary earnings	(51,651)	(8,494)	—	60,145	—
Other	(3,952)	340	1,332	(450)	(2,730)
Total other income (expense)	(88,607)	(8,155)	(229)	59,689	(37,302)
Loss before income taxes	(97,415)	(33,768)	(26,021)	60,133	(97,071)
Income tax expense (benefit)	52	50	294	—	396
Net (loss) income	$(97,467)	$(33,818)	$(26,315)	$60,133	$(97,467)

Globalstar, Inc.

Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2012

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$7,720	$61	$(907)	$—	$6,874

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(56,679)	—	—	—	(56,679)
Property and equipment additions	—	(397)	(384)	—	(781)
Investment in businesses	(550)	—	—	—	(550)
Net cash from investing activities	(57,229)	(397)	(384)	—	(58,010)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	244	—	—	—	244
Borrowings from Facility Agreement	7,375	—	—	—	7,375
Proceeds from Contingent Equity Agreement	45,800	—	—	—	45,800
Payment of deferred financing costs	(1,033)	—	—	—	(1,033)
Net cash provided by financing activities	52,386	—	—	—	52,386
Effect of exchange rate changes on cash and cash equivalents	—	—	591	—	591
Net increase (decrease) in cash and cash equivalents	2,877	(336)	(700)	—	1,841
Cash and cash equivalents at beginning of period	7,343	587	2,021	—	9,951
Cash and cash equivalents at end of period	$10,220	$251	$1,321	$—	$11,792

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

Globalstar, Inc.

Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(28,895)	$4,445	$522	$590	$(23,338)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(201,108)	—	—	(16)	(201,124)
Property and equipment additions	(1,307)	(5,696)	(283)	—	(7,286)
Investment in businesses	(1,110)	—	—	—	(1,110)
Restricted cash	4,129	—	—	—	4,129
Net cash from investing activities	(199,396)	(5,696)	(283)	(16)	(205,391)

Cash flows from financing activities:
Borrowings from Facility Agreement	188,417	—	—	—	188,417
Payment of deferred financing costs	(70)	—	—	—	(70)
Proceeds from exercise of warrants and issuance of common stock	6,323	—	—	—	6,323
Net cash provided by financing activities	194,670	—	—	—	194,670
Effect of exchange rate changes on cash and cash equivalents	—	—	(231)	(574)	(805)
Net increase (decrease) in cash and cash equivalents	(33,621)	(1,251)	8	—	(34,864)
Cash and cash equivalents at beginning of period	65,909	485	1,487	—	67,881
Cash and cash equivalents at end of period	$32,288	$(766)	$1,495	$—	$33,017

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands, except per share data):

	Quarter Ended
2012	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$16,738	$19,981	$20,537	$19,062
Net loss	$(24,525)	$(27,533)	$(41,188)	$(18,952)
Basic loss per common share	$(0.07)	$(0.07)	$(0.10)	$(0.05)
Diluted loss per common share	$(0.07)	$(0.07)	$(0.10)	$(0.05)
Shares used in basic per share calculations	357,418	379,433	392,344	424,180
Shares used in diluted per share calculations	357,418	379,433	392,344	424,180

	Quarter Ended
2011	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$18,254	$18,999	$18,187	$17,387
Net loss	$(6,466)	$(14,068)	$(681)	$(33,709)
Basic loss per common share	$(0.02)	$(0.05)	$(0.00)	$(0.11)
Diluted loss per common share	$(0.02)	$(0.05)	$(0.00)	$(0.11)
Shares used in basic per share calculations	293,053	294,963	295,513	312,867
Shares used in diluted per share calculations	293,053	294,963	295,513	312,867

	Quarter Ended
2010	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$15,571	$17,622	$18,223	$16,525
Net loss	$(35,642)	$(19,249)	$(24,493)	$(18,083)
Basic loss per common share	$(0.13)	$(0.07)	$(0.09)	$(0.05)
Diluted loss per common share	$(0.13)	$(0.07)	$(0.09)	$(0.05)
Shares used in basic per share calculations	275,370	282,080	287,502	291,818
Shares used in diluted per share calculations	275,370	282,080	287,502	291,818

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2012, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the consolidated financial statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2012.

(b) Changes in internal control over financial reporting.

As of December 31, 2012, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2012.

Item 9B. Other Information

Not applicable.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC, and "Item 1. Business — Additional Information" in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information — Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information — Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

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

GLOBALSTAR, INC.

	By:	/s/ James Monroe III
Date: March 15, 2013		James Monroe III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2013.

Signature	Title

/s/ James Monroe III	Chief Executive Officer and Chairman of the Board
James Monroe III	(Principal Executive and Financial Officer)

/s/ Rebecca S. Clary	Chief Accounting Officer and Corporate Controller
Rebecca S. Clary

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ John Kneuer
John Kneuer	Director

/s/ J. Patrick McIntyre
J. Patrick McIntyre	Director

/s/ Richard S. Roberts
Richard S. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Asset Purchase Agreement among Axonn L.L.C., Spot LLC and Globalstar, Inc. dated December 18, 2009 (Exhibit 2.2 to Form 10-K filed March 12, 2010)

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*	First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008, including Form of Global 5.75% Convertible Senior Note due 2028 (Exhibit 4.2 to Form 8-K filed April 16, 2008)

4.3*	Amendment No. 1 to First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of December 1, 2008 (Exhibit 4.3 to Form 10-K filed March 31, 2009)

4.4*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.5*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.6*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.7*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.8*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.9*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

4.10*	Third Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 14, 2011 (Exhibit 4.1 to Form 8-K/A filed June 21, 2011)

4.11*	Form of 5.0% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K/A filed June 21, 2011)

4.12*	Guaranty Agreement dated as of June 14, 2011 by and among Globalstar, Inc. Certain Subsidiaries of Globalstar, Inc. as Subsidiary Guarantors, in favor of U.S. Bank, National Association, as Trustee (Exhibit 4.3 to Form 8-K/A filed June 21, 2011)

4.13*	Form of Warrant issued with the 5.0% Senior Unsecured Convertible Notes (Exhibit 4.4 to Form 8-K/A filed June 21, 2011)

4.14*	Registration Rights Agreement dated as of December 28, 2012 between Globalstar, Inc. and Terrapin Opportunity, L.P. (Exhibit 4.1 to Form 8-K filed January 2, 2013)

10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.2*†	Amendment No. 1 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.7 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.3*†	Amendment No. 2 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.8 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.4*†	Amendment No. 3 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of September 30, 2005 (Exhibit 10.9 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.5*	Amendment No. 4 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of August 15, 2006 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.6*†	Amendment No. 5 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of November 20, 2007 (Exhibit 10.6 to Form 10-K filed March 31, 2009)

10.7*	Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007 (Exhibit 10.7 to Form 10-K filed March 31, 2009)

10.8*†	Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008 (Exhibit 10.8 to Form 10-K filed March 31, 2009)

10.9*†	Amendment No. 8 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of August 12, 2009 (Exhibit 10.4 to Form 10-Q filed May 7, 2010)

10.10*†	Amendment No. 9 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of February 24, 2010 (Exhibit 10.5 to Form 10-Q filed May 7, 2010)

10.11*†	Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space dated June 3, 2009 (Exhibit 10.2 to Form 10-Q filed August 10, 2009)

10.12*†	Amendment No.1 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.10 to Form 10-K filed March 12, 2010)

10.13*†	Amendment No.2 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.14*	Amendment No.3 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated August 23, 2010 (Exhibit 10.14 to Form 10-K filed March 31, 2011)

10.15*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)

10.16*†	Amended and Restated Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated March 9, 2010 (Exhibit 10.1 to Form 10-Q filed May 7, 2010)

10.17*	Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)

10.18*	Amendment No. 1 to Share Lending Agreement by and among Globalstar, Inc. and Merrill Lynch International (through Merrill Lynch, Pierce, Fenner & Smith Incorporated) dated as of December 18, 2008 (Exhibit 10.24 to Form 10-K filed March 31, 2009)

10.19*	Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)

10.20*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.21*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.22*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.23* †	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.24* †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011 (Exhibit 10.24 to Form 10-K filed March 13, 2012)

10.25* †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011 (Exhibit 10.25 to Form 10-K/A filed June 25, 2012)

10.26 *†	Amendment No. 7 to Contract between Globalstar and Hughes Network Systems LLC dated as of February 1, 2012 (Exhibit 10.1 to Form 10-Q filed May 10, 2012)

10.27*†	Letter Agreement dated March 30, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.2 to Form 10-Q filed May 10, 2012)

10.28*†	Letter Agreement dated June 26, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.1 to Form 10-Q filed August 9, 2012)

10.29*†	Letter Agreement by and between Globalstar, Inc and Hughes Network Systems, LLC dated September 27, 2012 (Exhibit 10.2 to Form 10-Q filed November 14, 2012)

10.30†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated December 20, 2012

10.31*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.32*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2008 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.33* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.34* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.35*†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of October 31, 2011 (Exhibit 10.30 to Form 10-K filed March 13, 2012)

10.36*†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011 (Exhibit 10.31 to Form 10-K filed March 13, 2012)

10.37*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of March 8, 2012 (Exhibit 10.3 to Form 10-Q filed May 10, 2012)

10.38*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of July 23, 2012 (Exhibit 10.2 to Form 10-Q filed August 9, 2012)

10.39*	COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Societe Generale, Natixis, Calyon and Credit Industrial et Commercial date June 5, 2009 conformed to include amendments through October 28, 2010 (Exhibit 10.1 to Form 10-Q/A filed November 10, 2010)

10.40*	Amendment #4 to Facility Agreement dated December 22, 2010 (Exhibit 10.1 to Form 8-K filed January 7, 2011)

10.41*	Amendment #5 to Facility Agreement dated March 16, 2011 (Exhibit 10.1 to Form 8-K filed March 21, 2011)

10.42*	Amendment No. 6 to the Facility Agreement dated March 29, 2011 (Exhibit 10.3 to Form 10-Q filed November 9, 2011)

10.43*†	Deed of Waiver and Amendment No. 7 to the Facility Agreement dated September 30, 2011 (Exhibit 10.4 to Form 10-Q filed November 9, 2011)

10.44*	Amendment No. 8 to the Facility Agreement dated January 23, 2012 (Exhibit 10.37 to Form 10-K filed March 13, 2012)

10.45*	Amendment No. 9 to the Facility Agreement dated March 6, 2012 (Exhibit 10.38 to Form 10-K filed March 13, 2012)

10.46*	Waiver Letter No. 10 to the Facility Agreement dated August 2, 2012 (Exhibit 10.1 to Form 10-Q filed November 14, 2012)

10.47	Waiver Letter No. 11 to the Facility Agreement dated October 12, 2012

10.48	Waiver Letter No. 12 to the Facility Agreement dated November 21, 2012

10.49*	Contingent Equity Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.4 to Form 10-Q filed August 10, 2009)

10.50*	Loan Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 25, 2009 (Exhibit 10.5 to Form 10-Q filed August 10, 2009)

10.51*	Registration Rights Agreement dated June 14, 2011 (Exhibit 10.3 to Form 8-K/A filed June 21, 2011)

10.52*	Common Stock Purchase Agreement by and between Globalstar, Inc. and Terrapin Opportunity, L.P. dated December 28, 2012 (Exhibit 10.1 to Form 8-K filed January 2, 2013)

10.53*	Engagement Agreement dated as of December 28, 2012 between Globalstar, Inc. and Financial West group (Exhibit 10.2 to Form 8-K filed January 2, 2013)

Executive Compensation Plans and Agreements

10.54*	Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Annex A to Definitive Proxy Statement filed March 31, 2008)

10.55*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.56*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.57*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.58*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.59*	2012 Key Employee Cash Bonus Plan (Exhibit 10.3 to Form 10-Q filed November 14, 2012)

10.60*	Letter Agreement with Frank Bell dated as of September 25, 2012 (Exhibit 10.4 to Form 10-Q filed November 14, 2012)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe Horwath LLP

24.1	Power of Attorney (included as part of signature page)

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

