Form 10-Q/A
period 2012-09-30
Globalstar, Inc.
filed 2013-04-09
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Form 10-Q for the quarter ended September 30, 2012, which was originally filed on November 14, 2012 (the “Original 10-Q”). We are filing this Amendment as required by comments received from the Commission Staff relating to its review of our confidential treatment request filed with the Original 10-Q. The Amendment involves no material information or changes to the Original 10-Q. It is being filed solely to re-file Exhibits 10.3 and 10.4 to the Original 10-Q. Consistent with this change, Item 6 of Part II and new Exhibit 31.1 are being filed, as required by the Commission regulations.

Except as set forth above, the Original 10-Q is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after November 14, 2012, the date of the Original 10-Q, or modify or update those disclosures that may have been affected by subsequent events.

Item 6. Exhibits

Exhibit Number	Description
10.1**	Waiver Letter No. 10 to the Facility Agreement dated August 9, 2012

10.2**†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated September 27, 2012

10.3	2012 Key Employee Cash Bonus Plan

10.4	Letter Agreement with Frank Bell dated as of September 25, 2012

31.1	Section 302 Certification

32.1**	Section 906 Certification

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Incorporated by reference from Original 10-Q.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By: /s/ Rebecca Clary
Date: April 9, 2013	Rebecca Clary
Chief Accounting Officer

3