Form 10-K/A
period 2012-12-31
Globalstar, Inc.
filed 2013-04-30
CIK 1366868

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

Registrant’s Telephone Number, Including Area Code: (985) 335-1500

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates at June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $36.6 million.

As of March 1, 2013, 354,551,816 shares of voting common stock and 135,000,000 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2012

Explanatory Note

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2012 to update certain information on the cover and exhibit index of the Form 10-K, to include Part III of Form 10-K to the extent such information was not previously included in the Annual Report on Form 10-K and to provide currently-dated certification from our principal executive and financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  Items in the Annual Report on Form 10-K not referred to herein are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Form 10-K/A, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending (including for any future satellite procurements and launches), our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in “Item 1A. Risk Factors” of our Form 10-K filed with the Securities and Exchange Commission on March 15, 2013. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Form 10-K/A to reflect actual results or future events or circumstances.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS

Our bylaws provide for a Board of seven members. The Board currently consists of six members.

Our Board is divided into three classes, with staggered three-year terms. Each of Class A, B and C currently consists of two directors. The terms of the directors of each class expire at the annual meetings of stockholders to be held in 2013 (Class A), 2014 (Class B), and 2015 (Class C). Upon action of the Majority Shareholders or at each annual meeting of stockholders, one class of directors will be elected for a term of three years to succeed the directors whose terms are expiring. One seat assigned to Class C was not filled by the stockholders at the 2011 annual meeting, and the Board has not proposed a nominee to fill that seat at this time. The current directors are: Class A – J. Patrick McIntyre and Richard S. Roberts; Class B – John Kneuer and James F. Lynch; and Class C – William A. Hasler and James Monroe III.

The following sets forth information as to each of our current directors:

Class A

Name, Age, and Tenure As Director	Current Committee Memberships	Current Occupation and Employment Background

J. Patrick McIntyre Age 57 Director since May 2007 Term Expires in 2013	Audit, Compensation, and Nominating and Governance

Mr. McIntyre has, since May 2009, served as Chairman and Chief Executive Officer of ET Water, an early stage technology company in the commercial irrigation market, and since February 2009 has served as Chairman of Big Fish America, LLC, a private investment company that owns Northland Fishing Tackle.  Mr. McIntyre was President and Chief Operating Officer of Lauridsen Group Incorporated, a privately owned holding company that owns and operates numerous businesses involved in the global development, manufacturing and selling of functional proteins from January 2007 to March 2009.  From June 2003 until December 2006, he was Chief Executive Officer of Pure Fishing, a global producer of sport fishing equipment, and Worldwide Managing Director of Pure Fishing from February 1996 until his promotion to Chief Executive Officer.

Mr. McIntyre’s extensive experience in consumer products and global business development provides important insight in the launch and expansion of our SPOT family of products.

Richard S. Roberts Age 67 Director since April 2004 Term Expires in 2013	Nominating and Governance (Chair)

Mr. Roberts has served as our Corporate Secretary since April 2004. He has also served since June 2002 as Vice President and General Counsel of Thermo Development Inc., the management company of many Thermo businesses.  Prior to that he was, for more than 20 years, a partner of Taft Stettinius & Hollister LLP, a law firm whose principal office is located in Cincinnati, Ohio.  Mr. Roberts is a limited partner of Globalstar Satellite, L.P.

Mr. Roberts brings to the Board his broad understanding of legal and regulatory issues and corporate governance, based on over 30 years of experience.

Class B

Name, Age, and Tenure As Director	Current Committee Memberships	Current Occupation and Employment Background

John Kneuer Age 44 Director since February 2011 Term Expires in 2014	Audit and Compensation

Mr. Kneuer is currently President of JKC Consulting and a Senior Partner of Fairfax Media Partners, LLC.  From October 2003 to November 2007, Mr. Kneuer served first as the Deputy Assistant Secretary, and then as the Assistant Secretary of Commerce for Communications and Information. As Assistant Secretary, Mr. Kneuer was the principal advisor to the President of the United States on telecommunications policy and the Administrator of the National Telecommunications and Information Administration.

Mr. Kneuer provides the Board with strong knowledge and insight into telecommunications regulation in the United States and abroad.

James F. Lynch Age 55 Director since December 2003 Term Expires in 2014

Mr. Lynch has been Managing Partner of Thermo Capital Partners, L.L.C., a private equity investment firm, since October 2001.  Mr. Lynch also served as Chairman of Xspedius Communications, LLC, a competitive local telephone exchange carrier, from January 2005 until its acquisition by Time Warner Telecom in October 2006 and as Chief Executive Officer of Xspedius from August 2005 to March 2006.  Prior to joining Thermo, Mr. Lynch was a Managing Director at Bear Stearns & Co.  Mr. Lynch is a limited partner of Globalstar Satellite, L.P.

Mr. Lynch brings extensive financial management experience, especially in the telecom industry, to the Board.

Class C

Name, Age, and Tenure As Director	Current Committee Memberships	Current Occupation and Employment Background

William A. Hasler Age 71 Director since July 2009 Term Expires in 2015	Audit (Chair)

Mr. Hasler served from 1984 to July 1991 as Vice Chairman of KPMG Peat Marwick, an international public accounting firm, from July 1991 to July 1998 as Dean of the Haas School of Business, University of California, Berkeley, and from July 1998 to July 2004 as Co-Chief Executive Officer of Aphton Corp., a biotechnology firm.  He is a certified public accountant.  Mr. Hasler currently serves as a director of Aviat Networks and the Schwab Funds, and has also served as a director of DiTech Networks Corp., Genitope Corp., Mission West Properties, Selectron Corp., and Tousa Inc. in the past five years.

Mr. Hasler has an extensive financial background and financial reporting expertise.  His financial leadership roles on other public company boards are well-suited to be both one of our directors and Chair of our Audit Committee.

James Monroe III Age 58 Director since December 2003 Term Expires in 2015	Compensation (Chair)

Mr. Monroe has served in an executive capacity as our Chairman of the Board since April 2004.  He was our Chief Executive Officer from January 2005 until July 2009 and reassumed that position in July 2011.  Since 1984, Mr. Monroe has been the majority owner of a diverse group of privately owned businesses that has operated in the fields of telecommunications, real estate, power generation, industrial equipment distribution, financial services and leasing services and that are sometimes referred to collectively in this proxy statement as “Thermo.”  Mr. Monroe controls directly or indirectly Globalstar Holdings, LLC, Globalstar Satellite, L.P. and Thermo Funding.

In addition to being our primary financial sponsor, Mr. Monroe brings his long-term experience in investment, financing and the telecom and other industries to the Board.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The current executive officers of the Company are James Monroe III, Executive Chairman and Chief Executive Officer; Richard S. Roberts, Corporate Secretary; Anthony J. Navarra, President, Second Generation Space Program; L. Barbee Ponder IV, Vice President of Regulatory Affairs and General Counsel; and Frank J. Bell, President, Global Sales and Marketing. Information about Messrs. Monroe and Roberts is given above under “Information about our Directors.”

Frank J. Bell II, age 58, has been our President of Global Sales and Marketing since October 2012. Mr. Bell has over 25 years of sales and strategic management experience with a number of wireless industry companies. He served as General Manager at MetroPCS from 2001 to 2005 and prior to that was Area Vice President for Sprint PCS. Most recently he served as the President and COO of PR Wireless and President of Wireless Consulting Services, Inc. from 2006 to 2012.

Anthony J. Navarra, age 64, has served as our President, Second Generation Space Program, since January 2011. Prior to January 2011 he had served, since January 2005, as President, Global Operations. Mr. Navarra was a director from December 2003 until September 2004. From September 1999 to December 2004, he served as President of our predecessors, Globalstar LLC and Globalstar, L.P.

L. Barbee Ponder IV, age 46, has been our General Counsel and Vice President of Regulatory Affairs since July 2010. He owned and operated a private company with timber, sand and gravel, and oil and gas interests from 2005 to July 2010. Mr. Ponder served in various Regulatory Counsel positions for BellSouth Corporation from 1996 to 2005. Prior to joining BellSouth, Mr. Ponder practiced with the Jones Walker law firm in New Orleans, where he specialized in commercial litigation including class action defense.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of any class of our equity securities to file forms with the SEC reporting their ownership and any changes in their ownership of those securities. These persons also must provide us with copies of these forms when filed. Based on a review of copies of those forms, our records, and written representations from our directors and executive officers that no other reports were required, we believe that all Section 16(a) filing requirements were complied with during and for 2012, except for one filing for Mr. Monroe, which was reported late.

CODE OF CONDUCT

We have a Code of Conduct that is applicable to all employees, including executive officers, as well as to directors to the extent relevant to their service as directors. The committee charters and Code of Conduct are available on our website at www.globalstar.com by clicking on “Corporate Site,” “Investor Relations” and “Corporate Governance.” You may request a copy of any of these documents to be mailed to you as described on page 25 of this Information Statement. We will post any amendments to, or waivers from, the Code of Conduct that apply to our principal executive and financial officers on our website.

DIRECTOR NOMINATION PROCESS

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on April 12, 2012.

AUDIT COMMITTEE

The current members of the Audit Committee are Messrs. Hasler, Kneuer and McIntyre, all of whom are independent directors as defined in Rule 10A 3 under the Securities Exchange Act of 1934. Mr. Hasler serves as Chairman, and the Board has determined that he is an “audit committee financial expert” as defined by SEC rules.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

Summary Information

The table below summarizes, for 2012 and 2011, the compensation of our current principal executive officer and other executive officers required to be included under SEC rules (collectively referred to as the “named executive officers”).

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Comp Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)		(j)
James Monroe III	2012	—	—	—	—	—	—		—
Chief Executive Officer	2011	—	—	—	—	—	—		—

Anthony J. Navarra	2012	337,440	—	20,000	—	20,390	9,788	(2)	387,618
President	2011	337,440	—	—	23,000	53,866	12,903	(3)	427,209
Second Generation Space Program

L. Barbee Ponder IV	2012	250,000	50,000	20,000	—	—	—		320,000
General Counsel and Vice President of Regulatory Affairs	2011	200,000	50,000	—	42,550	—	923	(4)	293,473

Frank J. Bell II (5) President of Global Sales and Marketing	2012	57,692	—	—	143,113	—	—		200,805

1.	Represents the aggregate grant date fair value computed consistent with FASB ASC Topic 718. For further discussion of our accounting policies for stock-based compensation and assumptions used in calculating the grant date fair value of stock-based compensation awards, see Note 15 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. The actual amount of compensation realized, if any, for option awards may differ from the amounts presented in the table. See Footnote 1 to the Outstanding Equity Awards at 2012 Fiscal Year-End Table for a description of the terms of these awards.
2.	Consists of $5,000 of flexible benefit plan payment and $4,788 of excess life insurance premiums.
3.	Consists of $5,000 of flexible benefit plan payment, $4,788 of excess life insurance premiums and $3,115 of matching contributions to 401(k) Plan.
4.	Consists of matching contributions to 401(k) Plan.
5.	Mr. Bell began his employment with the Company on October 1, 2012.

Narrative Disclosure to Summary Compensation Table

Our compensation program for executive officers is intended to:

ˈ	provide each officer with a conservative base salary; and
ˈ	create an incentive for retention and achievement of our long-term business goals using a sizeable, multi-year stock or option bonus programs.

The Compensation Committee is responsible for evaluating the performance of, and reviewing and approving all compensation of, our executive officers, including those executive officers named on the Summary Compensation Table (the “named executive officers”).  The Compensation Committee’s designated officer-delegate (currently our Corporate Secretary) is responsible for approving certain issuances of stock under our 2006 Employee Equity Plan to non-executive employees. The Board approves equity awards to all executive officers, including the named executive officers and directors, to preserve the exemption from short swing liability under Section 16(b) of the Securities Exchange Act of 1934.

Our goal is to create performance-based compensation that motivates management to increase stockholder value. Our current Executive Chairman and CEO receives no cash compensation. We compensate our other senior executive officers with a conservative base salary and incentivize them to remain with us through issuance of stock, including stock options, and payment of performance-based cash bonuses. The Compensation Committee has not independently reviewed peer group or other market data in setting base salaries or incentive compensation for senior executives. Because our compensation programs are limited, we do not have policies regarding the allocation of compensation between short and long-term or cash and non-cash.

Base Salaries. We have established base salaries according to each named executive officer’s position, responsibilities and performance. We do not pay Mr. Monroe a salary for his services as Chairman or Chief Executive Officer or Mr. Roberts a salary for his services as Corporate Secretary. Salaries for Mr. Navarra, Mr. Ponder and Mr. Bell are consistent with their respective positions, responsibilities and performance. All executive officers are at-will employees.

2012 Key Employee Bonus. We established a key employee bonus pool to reward designated key employees’ successful efforts to exceed our 2012 financial performance goals, to align these employees’ financial interests with those of our stockholders, and to provide these employees with a competitive, success-based bonus package.

The pool available for bonus distribution was determined based on the Company’s Adjusted EBITDA performance in excess of budget during calendar year 2012. The aggregate amount that could be distributed under the pool was 25% of the Company’s Adjusted EBITDA in excess of the $9,000,000 forecasted in our 2012 budget; the total pool was $272,000 based on Adjusted EBITDA of $10,086.000. For this purpose, Adjusted EBITDA meant EBITDA adjusted on a basis consistent with Adjusted EBITDA previously reported by us, with further adjustments, if necessary, for Thales arbitration net costs or benefits, spectrum sale or lease proceeds, asset write-offs and other similar items impacting EBITDA during the 2012 as determined at the sole discretion of the Compensation Committee. The portion of the pool payable to each participant was recommended by the Chief Executive Officer and amounts payable were approved by the Compensation Committee, acting in its sole discretion.

The named executive officers and other key employees participated in this plan. Each participant must be an employee on the payment date to receive the bonus, and payments could be made in cash or stock. The Committee determined to make the payments in stock in order to conserve cash. The Company plans to issue the shares at the next window period in 2013. Messrs. Navarra and Ponder will receive $20,000 of stock, using the closing price of our common stock on the date of issuance.

In the event that, after the payment date, but before April 10, 2014, fraud or misrepresentation (as determined by the Committee) should result in a need for the Company to restate its 2012 annual financial statements in a manner that reduces the Adjusted EBITDA figure that was used to determine the amount available for distribution under the plan, then participants who have received distributions under the plan in excess of the amounts they would have been entitled to receive, but for the fraud or misrepresentation, shall be liable to repay such excess to the Company, without interest, on demand.

Discretionary Cash Bonuses. In 2013, Mr. Ponder received a $50,000 bonus in recognition of his efforts in 2012.

Perquisites: We provide limited perquisites to certain named executive officers consisting primarily of premiums for term life insurance policies and funding of flexible spending accounts.

We reimburse Thermo for transportation, lodging and meal expenses incurred by Mr. Monroe, Mr. Lynch and Mr. Roberts in connection with each of these persons performing services for us. These reimbursements are reviewed and approved for payment by our Chief Accounting Officer or Corporate Controller at least once a year. The Compensation Committee reviews the total reimbursement amount annually. During 2012, we reimbursed Thermo approximately $180,062 for these expenses.

Employment Agreement. On September 25, 2012, we entered into an employment agreement with Frank Bell in conjunction with his appointment as President of Global Sales and Marketing. The agreement provides for an annual base salary of $250,000. In addition, Mr. Bell is entitled to receive a 50% bonus for any year in which we achieve goals for revenue and gross margin to be set by the Board and a further 50% bonus for any year in which we achieve higher goals for revenue and gross margin. His bonus for any partial year will be pro-rated. The Board has not yet set these goals, and Mr. Bell did not receive a bonus for 2012.

Beginning in 2013, Mr. Bell is entitled to participate in the senior managers’ cash bonus plan or a similar plan.

Pursuant to the agreement, we issued to Mr. Bell an initial option (the “Initial Option”) to purchase 250,000 shares of Common Stock and an initial incentive option (the “Initial Incentive Option”) to purchase another 250,000 shares of Common Stock. We also agreed that if, at a future date, Mr. Bell were to assume substantial additional responsibilities, we would issue to him an additional option (the “Future Option”) to purchase 250,000 shares of Common Stock. All of the options are to be issued as qualified options under our 2006 Equity Incentive Plan. The exercise price of the Initial Option and the Initial Incentive Option is $0.48 per share, the market price of the Common Stock on September 25, 2012. The exercise price of the Future Option will be the market price of the Common Stock on the date that Option is granted.

The Initial Option will vest 40% on September 25, 2013 and 20% on each of the next three anniversaries of that date. However, if the Common Stock trades at a price above $2.50 per share for 10 consecutive trading days at any time, the Initial Option will vest immediately. The Initial Incentive Option will vest 50% when, in any 12-month period, our gross revenue is greater than $125 million. The remaining 50% will vest when, in any 12-month period, gross revenue exceeds $160 million. Gross revenue is defined as all revenue other than revenue from extraordinary revenue sources such as gateway or spectrum sales or leases and other special and other nonrecurring revenue.

All of the Options will vest if Mr. Bell is employed by us on the date of any Change in Control.

Mr. Bell is subject to a 12-month noncompetition restriction and is required to assign to us any intellectual property related to our current or anticipated business developed during his employment. Mr. Bell will also be eligible to participate in all benefit plans and programs that are generally available to our senior executive officers, such as employee life, health and disability insurance and 401(k) plan participation.

2012 Grants of Plan-Based Awards

	Grant	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock Or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	Target (#)	(#)	(#)(1)	($/Sh)	($)(2)
(a)	(b)	(g)	(i)	(j)	(k)	(l)
James Monroe III	—	—	—	—	—	—

Anthony J. Navarra	—	—	—	—	—	—

L. Barbee Ponder IV	—	—	—	—	—	—

Frank Bell	9/25/12	—	—	250,000	0.48	$61,950	(2)
	9/25/12	—	—	250,000	0.48	$81,163	(3)

(1)	Awards under our 2006 Equity Incentive Plan. See Footnote 1 to the Outstanding Equity Awards at 2012 Fiscal Year-End Table for additional details.
(2)	Represents the value of options granted pursuant to our 2006 Equity Incentive Plan as calculated pursuant to the provisions of FASB ASC Topic 718, using the Black-Scholes value at grant date of $0.25. These options vest in four equal installments on September 25, 2013, 2014, 2015 and 2016. Notwithstanding the calendar-based vesting dates stated above: (a) all unvested Options will immediately vest if the Common Stock trades at a price in excess of $2.50 per share (based on closing bid prices) for ten (10) consecutive trading days; and (b) upon a “Change of Control” as defined in the Plan, all unvested Options will vest immediately.
(3)	Represents the value of performance options granted pursuant to our 2006 Equity Incentive Plan as calculated pursuant to the provisions of FASB ASC Topic 718, using the Black-Scholes value at grant date range of $0.32 to $0.33. Notwithstanding the “not earlier than” date in Notice of Grant, upon a “Change of Control” as defined in the Plan, all unvested Options will vest immediately.

Outstanding Equity Awards at Fiscal Year-End

The following table reports, on an award-by-award basis, each outstanding equity award held by the named executive officers on December 31, 2012. We generally do not permit executive officers to transfer awards prior to the vesting date, and no transfers were permitted during 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)		(e)	(f)
James Monroe III	200,000	—		$0.38	11/14/2018

Anthony J. Navarra	—	100,000	(1)	$0.40	10/4/2021

L. Barbee Ponder IV	—	185,000	(1)	$0.40	10/4/2021
	100,000	100,000	(2)	$1.64	7/13/2020

Frank J. Bell II	—	250,000	(3)	$0.48	9/25/2022
		250,000	(4)	$0.48	9/25/2022

(1)	Option awards granted in October 2011 pursuant to our 2006 Equity Incentive Plan. These options vest on the earlier of (i) the first trading day after the company’s common stock has traded on the over-the-counter market for more than ten consecutive trading days at or above a per share closing price of $2.50, and (ii) the day that a binding written agreement is signed for the sale of the company, as determined by the Board of Directors in its discretion reasonably exercised.
(2)	Represents options granted pursuant to our 2006 Equity Incentive Plan. These options vest in four equal annual installments on July 13 of 2011, 2012, 2013 and 2014.
(3)	Represents options granted pursuant to our 2006 Equity Incentive Plan. These options vest in four equal installments on September 25, 2013, 2014, 2015 and 2016. Notwithstanding the calendar-based vesting dates stated above: (a) all unvested Options will immediately vest if the Common Stock trades at a price in excess of $2.50 per share (based on closing bid prices) for ten (10) consecutive trading days; and (b) upon a “Change of Control” as defined in the Plan, all unvested Options will vest immediately.
(4)	Performance share awards are granted pursuant to our 2006 Equity Incentive Plan and vest upon achievement of the performance condition. Notwithstanding the “not earlier than” date in Notice of Grant, upon a “Change of Control” as defined in the Plan, all unvested Options will vest immediately.

Additional Narrative Disclosure

Pension Plan

Mr. Navarra is entitled to benefits under a defined benefit pension plan originally maintained by Space Systems/Loral for employees of our predecessor, among others.  The accrual of benefits in our predecessor’s segment of this plan was curtailed, or frozen, as of October 23, 2003.  On June 1, 2004, the assets and frozen pension obligations of our predecessor’s segment of the plan were transferred to a new Globalstar Retirement Plan, which remains frozen.  We continue to fund the plan in accordance with Internal Revenue Code requirements, but participants are not currently accruing benefits beyond those accrued at October 23, 2003.  The estimated annual benefit payable upon retirement at normal retirement age to Mr. Navarra is $35,394. The actual amount of the estimated annual benefit depends upon a number of factors such as time of retirement, years of contributions to the Plan, final average salary, social security wage base and the election for receipt of benefit payments.  The estimated annual benefits upon retirement include either a contributory benefit (for those who have enrolled in the Plan) or a non-contributory benefit or a combination of both.  The non-contributory benefit equals $21 per month times the years of non-contributory service.  The contributory benefit is the larger of the primary benefit formula, which factors in Social Security and a minimum benefit formula, which does not.  The assumptions for valuation of the Pension Plan are described in Note 12 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Payments Upon Termination or Change In Control

We have entered into a written, at-will employment agreement with Mr. Bell. If the Company terminates Mr. Bell’s employment without Cause or as a result of a Change in Control, he will be entitled to 90 days’ salary and continuation of health insurance coverage as required by law, but for not less than 12 months. If the Company terminates Mr. Bell’s employment without Cause and within two years following a Change of Control, he will be entitled to the following severance and benefits: (i) 12 monthly installment payments of his then-current base salary plus pro rata portion of most recent annual bonus; and (ii) the same continuation of health insurance coverage as described in the preceding sentence.

We do not have written employment agreements with our other current executive officers.  All Company employees, including our executive officers, are at-will employees. Voluntary termination of employment or retirement would not result in any payments to the named executive officers beyond customary short-term severance allowances and such additional awards, if any, that the affected employee would be entitled to receive under our pension and retirement plans.  We pay life insurance premiums for all U.S.-based employees that would be paid (based on a multiple of salary) to the employee’s beneficiary upon death, in addition to an immediate payment of two weeks’ base salary.

We also have a severance allowance applicable to all U.S.-based employees if an employee is terminated due to a reduction in workforce of ten or more positions and upon the employee’s execution of a release of claims.  Under this plan, the named executive officers would receive a lump sum payment equal to six to eight week’s base salary.  Other severance, if any, is determined at the time of dismissal and is subject to negotiation.

Under our 2006 Equity Incentive Plan, if a participant dies, becomes disabled or is terminated for cause, unvested awards are forfeited.  For vested option awards, the participant or his survivor generally has 12 months to exercise.  If a participant is terminated for cause, all unexercised vested options also are forfeited.  If a change in control occurs, any unvested options outstanding would vest immediately.  A change in control occurs when: (1) a person or group (other than us, an existing controlling stockholder, or trustee for a employee benefit plan) acquires beneficial ownership of 50% or more of the voting power in the election of directors; (2) our merger or consolidation; (3) a sale of all or substantially all of our assets; or (4) the sale or exchange by the stockholders of more than 50% of our voting stock; provided however, that a change in control is not deemed to have occurred if the majority of the board of directors of the surviving company is comprised of our directors.  The Compensation Committee, in its discretion, also may take other actions to provide for the acceleration of the exercisability or vesting of other awards under the Plan prior to, upon or following a change in control.

COMPENSATION OF DIRECTORS

In 2012, we provided the following compensation to our non-employee directors:

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(g)	(h)

William Hasler	—	—	—	—	—

John Kneuer	—	—	122,500	—	122,500

James Lynch	—	—	—	—	—

J. Patrick McIntyre	—	—	—	—	—

Richard Roberts	—	—	—	—	—

(1)            Represents the aggregate grant date fair value computed consistent with FASB ASC Topic 718. For further discussion of our accounting policies for stock-based compensation and assumption used in calculating the grant date fair value of stock-based compensation awards, see Note 15 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. The actual amount of compensation realized, if any, for option awards may differ from the amounts presented in the table.

On March 16, 2012, Mr. Kneuer received options to purchase 250,000 shares of common stock at the closing price of the common stock on the date of grant with vesting on a monthly schedule based on continued service as a director. The options are subject to decreasing incremental risk of forfeiture until April 1, 2013 on a monthly schedule based on continued service as a director.

Narrative Disclosure of the Registrant’s Compensation Policies and Practices as They Relate to the Registrant’s Risk Management

We do not believe that our compensation policies or practices are reasonably likely to have a material effect on us, due in part on the structure of our compensation programs and risk mitigation provided by Board oversight of significant business decisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	15,334,394	(1)	$1.00	5,425,293	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	15,334,394	(1)	$1.00	5,425,293	(2)

(1)	Consists of unvested restricted stock unit grants and unexercised options.

(2)	Consists of remaining shares of common stock available under the Amended and Restated 2006 Equity Incentive Plan at December 31, 2012, including 7,081,715 shares were added to the Plan in January 2013. Also includes shares issuable under our Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table shows (i) the number of shares of our voting Common Stock beneficially owned as of April 3, 2013 by each director, by each executive officer, and by all directors and current executive officers as a group and (ii) all the persons who were known to be beneficial owners of five percent or more of our voting Common Stock, our only voting securities, based upon 355,096,382 shares of voting Common Stock outstanding as of that date. Holders of our voting Common Stock are entitled to one vote per share.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Voting Common Stock	Percent of Class

James Monroe III FL Investment Holdings, LLC James Monroe III Grantor Trust Globalstar Satellite, L.P. (2)	437,560,195	69.9%

Steelhead Partners, LLC (“Steelhead”); Steelhead Navigator Master, L.P. (“Navigator”); James Michael Johnston (“Johnston”); Brian Katz Klein (“Klein”) (3)	33,619,792	9.5%

Whitebox Advisors, LLC (“WA”); Whitebox Multi-Strategy Advisors, LLC (“WMSA”); Whitebox Multi-Strategy Partners, L.P. (“WMSP”); Whitebox Multi-Strategy Fund, L.P. (“WMSFLP”); Whitebox Multi-Strategy Fund, Ltd. (“WMSFLTD”); Whitebox Concentrated Convertible Arbitrage Advisors, LLC (“WCCAA”); Whitebox Concentrated Convertible Arbitrage Partners, L.P. (“WCCAP”); Whitebox Concentrated Convertible Arbitrage Fund , L.P. (“WCCAFLP”); Whitebox Concentrated Convertible Arbitrage Fund, Ltd. (“WCCAFLTD”); Whitebox Credit Arbitrage Advisors, LLC (“WCRAA”); Whitebox Credit Arbitrage Partners, L.P. (“WCRAP”); Whitebox Credit Arbitrage Fund , L.P. (“WCRAFLP”); Whitebox Credit Arbitrage Fund, Ltd. (“WCRAFLTD”); Pandora Select Advisors, LLC (“PSA”); Pandora Select Partners, L.P. (“PSP”); Pandora Select Fund, L.P. (“PSFLP”); Pandora Select Fund, Ltd. (“PSFLTD”); Whitebox Special Opportunities Advisors, LLC (“WSOPA”); Whitebox Special Opportunities Fund, Series B Partners, LP, a British Virgin Islands limited partnership (“WSOPBP”); Whitebox Special Opportunities Fund, L.P. (“WSOPFLP”); Whitebox Special Opportunities Fund SPC, Ltd. (“WSOPFLTD”); Whitebox Special Opportunities Fund, L.P, Series B (“WSOPFLPB”); Whitebox Special Opportunities Fund SPC, Ltd. - Segregated Portfolio B (“WSOPFLTDB”); HFR RVA Combined Master Trust (“HFR”); IAM Mini-Fund 14 Limited (“IAM”) (4)	25,841,917	7.3%

Columbia Wanger Asset Management, L.P. Columbia Acorn Select (5)	23,515,900	6.6%

Beck, Mack & Oliver LLC (6)	15,700,500	4.4%

William A. Hasler (7)	500,000	*

John Kneuer (8)	466,000	*

James F. Lynch (9)	400,000	*

J. Patrick McIntyre (10)	657,983	*

Richard S. Roberts (9)	400,000	*

Anthony J. Navarra (11)	402,392	*

L. Barbee Ponder (12)	120,739	*

Frank J. Bell II (13)	100,000	*

All directors and executive officers as a group (9 persons) (2)(7)(8)(9)(10)(11)(12)(13)	440,607,309	70.8%

*Less than 1% of outstanding shares.

1.              “Beneficial ownership” is a technical term broadly defined by the Securities and Exchange Commission (“SEC”) to mean more than ownership in the usual sense. Stock is “beneficially owned” if a person has or shares the power (a) to vote it or direct its vote or (b) to sell it or direct its sale, even if the person has no financial interest in the stock. Also, stock that a person has the right to acquire, such as through the exercise of options or warrants or the conversion of notes, within 60 days is considered to be “beneficially owned.” These shares are deemed to be outstanding and beneficially owned by the person holding the derivative security for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, each person has full voting and investment power over the stock listed.

2.              The address of Mr. Monroe, Globalstar Holdings, LLC, Globalstar Satellite, L.P. and Thermo Funding Company LLC is 1735 Nineteenth Street, Denver, CO 80202. This number includes 38,640,750 shares held by FL Investment Holdings, LLC (fka Globalstar Holdings, LLC), 618,558 shares held by Globalstar Satellite, L.P., and 193,117,674 shares held by Mr. Monroe’s trust. Under SEC rules noted in footnote 1, Mr. Monroe also beneficially owns 200,000 shares pursuant to vested options; 135,000,000 shares issuable to Mr. Monroe’s trust upon conversion of our nonvoting Common Stock held by it; and 69,983,213 shares issuable to his trust or Thermo Funding upon exercise of certain warrants. Mr. Monroe’s trust also holds $11.4 million principal amount of 8% Convertible Senior Unsecured Notes and $20 million of 5% Convertible Senior Unsecured Notes, which are convertible into Common Stock as provided under the terms of the notes. This would represent approximately 78% ownership. The terms of the nonvoting Common Stock and the warrants prohibit conversions and exercises if the resulting ownership for Thermo entities and affiliates would represent 70% or more of our outstanding voting stock. Mr. Monroe controls, either directly or indirectly, each of Globalstar Satellite, L.P., FL Investment Holdings, LLC and Thermo Funding and, therefore, is deemed the beneficial owner of the Common Stock held by these entities.

3.              Based on information provided by Steelhead in Amendment #4 to Schedule 13G filed on February 8, 2013. The address of Steelhead, Johnston, Klein and Navigator is 333 108th Avenue NE, Suite 2010, Bellevue, WA 98004. Navigator reported sole voting and investment power over 33,439,792 shares of Common Stock and Johnston and Klein reported shared voting and investment power over 33,619,792 shares as member-managers of Steelhead. Steelhead, Johnston and Klein disclaim beneficial ownership. The shares reported reflect shares that may be issued upon the exercise of outstanding warrants and the conversion of convertible notes held by Navigator.

4.              Based on information provided by WA et al. in Amendment #3 to Schedule 13G filed on February 13, 2013. The address of WA, WMSA, WMSFLP, WCCAA, WCCAFLP, WCRAA, WCRAFLP, PSA, PSFLP, WSOPA, WSOPFLP, and WSOPFLPB is: 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416. The address of WMSP, WMSFLTD, WCCAP, WCCAFLTD, WCRAP, WCRAFTLD, PSP, PSFLTS, WSOPBP, WSOPFLTD, and WSOPFLTDB is: Jayla Place, P.O. Box 3190, Road Town, Tortola, British Virgin Islands. The address of HFR is: 65 Front Street, Hamilton, HM 11, Bermuda. The address of IAM is: Boundary Hall, Cricket Square, George Town, Grand Cayman, KY1-1102 Cayman Islands. WA has shared voting and dispositive power with respect to 25,841,917 shares of Common Stock. WA, acting as an investment adviser to its client, is deemed to be the beneficial owner of 25,841,917 shares of Common Stock. WMSA is deemed to beneficially own 11,459,255 Shares of Common Stock. WMSP is deemed to beneficially own 11,459,255 shares of Common Stock as a result of its ownership of convertible notes and warrants. WMSFLP is deemed to beneficially own 11,459,255 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. WMSFLTD is deemed to beneficially own 11,459,255 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. WCCAA is deemed to beneficially own 9,380,574 shares of Common Stock. WCCAP is deemed to beneficially own 9,380,574 shares of Common Stock as a result of its ownership of convertible notes and warrants. WCCAFLP is deemed to beneficially own 9,380,574 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. WCCAFLTD is deemed to beneficially own 9,380,574 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. WCRAA is deemed to beneficially own 130,287 shares of Common Stock. WCRAP is deemed to beneficially own 130,287 shares of Common Stock as a result of its ownership of convertible notes. WCRAFLP is deemed to beneficially own 130,287 shares of Common Stock as a result of its ownership of convertible notes. WCRAFLTD is deemed to beneficially own 130,287 shares of Common Stock as a result of its ownership of convertible notes. PSA is deemed to beneficially own 2,707,264 shares of Common Stock. PSP is deemed to beneficially own 2,707,264 shares of Common Stock as a result of its ownership of convertible notes and warrants. PSFLP is deemed to beneficially own 2,707,264 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. PSFLTD is deemed to beneficially own 2,707,264 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. WSOPA is deemed to beneficially own 899,654 shares of Common Stock of the Company. WSOPAP is deemed to beneficially own 899,654 shares of Common Stock as a result of its ownership of convertible notes and warrants. WSOPFLP is deemed to beneficially own 899,654 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. WSOPFLTD is deemed to beneficially own 899,654 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. WSOPFLPB is deemed to beneficially own 899,654 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. WSOPFLTDB is deemed to beneficially own 899,654 shares of Common Stock as a result of its indirect ownership of convertible notes and warrants. HFR is deemed to beneficially own 190,943 shares of Common Stock as a result of its ownership of convertible notes. IAM is deemed to beneficially own 1,073,940 shares of Common Stock as a result of its ownership convertible notes, warrants and Common Stock of the Company.

Each of WA, WMSA, WMSFLP, WMSFLTD, WCCAA, WCCAFLP, WCCAFLTD,WCRAA, WCRAFLP, WCRAFLTD, PSA, PSFLP, PSFLTD, WSOPA, WSOPFLP, WSOPFLPB, WSOPFLTD, and WSOPFLTDB may be deemed to possess indirect beneficial ownership of the shares of Common Stock beneficially owned by each of WMSP, WCCAP, WCRAP, PSP, WSOPBP, HFR, and IAM. WA, WMSA, WMSFLP, WMSFLTD, WCCAA, WCCAFLP, WCCAFLTD,WCRAA, WCRAFLP, WCRAFLTD, PSA, PSFLP, PSFLTD, WSOPA, WSOPFLP, WSOPFLPB, WSOPFLTD, and WSOPFLTDB each disclaimed indirect beneficial ownership of the shares of Common Stock except to the extent of their pecuniary interest in such shares.

5.              Based on information provided by Columbia Wanger Asset Management, L.P., a registered investment adviser, reporting beneficial ownership of 23,515,900 shares, and Columbia Acorn Select, a registered investment company, reporting beneficial ownership of 19,000,000 shares, in Amendment #7 to Schedule 13G filed on February 14, 2013. The address of Columbia Wanger Asset Management, L.P. and Columbia Acorn Select is 227 W. Monroe Street, Suite 3000, Chicago, IL 60606.

6.              Based on information provided by Beck, Mack & Oliver LLC, a registered investment adviser, in Schedule 13G filed on January 30, 2013. The address of Beck, Mack & Oliver LLC is 360 Madison Avenue, New York, NY 10017.

7.              Includes 500,000 shares of Common Stock that he may acquire upon the exercise of stock options.

8.              Includes 450,000 shares of Common Stock that he may acquire upon the exercise of stock options.

9.              Includes 400,000 shares of Common Stock that he may acquire upon the exercise stock options.

10.            Includes 600,000 shares of Common Stock that he may acquire upon the exercise of stock options.

11.            Excludes options to purchase 100,000 shares of Common Stock that become exercisable more than 60 days after April 3, 2013.

12.            Excludes options to purchase 285,000 shares of Common Stock that become exercisable more than 60 days after April 3, 2013.

13.            Excludes options to purchase 250,000 shares of Common Stock that become exercisable more than 60 days after April 3, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Reportable Related Party Transactions

Services Provided by Thermo.  We have an informal understanding with Thermo that we will reimburse Thermo for expenses incurred by Messrs. Monroe, Lynch and Roberts in connection with their services to us including temporary living expenses while at our offices or traveling on its business.  For the year ended December 31, 2012, we recorded approximately $180,062 for general and administrative expenses incurred by Thermo on our behalf.  In addition, we recorded $528,525 for services provided to us by officers of Thermo that were accounted for as a contribution to capital.  Neither Thermo nor Messrs. Monroe, Lynch or Roberts receive any fees or reimbursements other than as described above or under “Director Compensation.”

Thermo Agreements.  To fulfill certain conditions precedent to funding under our senior secured credit facility agreement with a syndicate of French banks (the “Facility Agreement”), we entered into several agreements with Thermo Funding as described below.

Secured Debt Conversion

In June 2009, Thermo Funding exchanged all of the approximately $180 million of outstanding secured debt (including accrued interest) we owed to it under our senior secured credit agreement for one share of Series A Convertible Preferred Stock (the “Series A Preferred”), and the credit agreement was terminated.  In December 2009, Thermo Funding converted the share of Series A Preferred into 109,424,034 shares of voting common stock and 16,750,000 shares of nonvoting common stock.

Note and Warrant Offerings

In June 2009, we sold $55 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes and warrants to purchase shares of our common stock to selected institutional investors, including $11.4 million principal amount of notes and warrants to an affiliate of Thermo Funding, in a direct offering registered under the Securities Act of 1933.

In June 2011, we sold $38 million in aggregate principal amount of 5.0% Convertible Senior Unsecured Notes and warrants guaranteed by substantially all domestic subsidiaries including $20 million to Thermo Funding in a private placement.

Contingent Equity Agreement

In June 2009, we entered into a Contingent Equity Agreement with Thermo Funding whereby Thermo Funding agreed to deposit $60 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement.  Under the terms of the Facility Agreement, we were required to make drawings from this account if and to the extent we had an actual or projected deficiency in our ability to meet indebtedness obligations due within a forward-looking 90-day period.  Thermo Funding pledged the contingent equity account to secure our obligations under the Facility Agreement.  When we drew funds from the contingent equity account, we issued Thermo Funding shares of our common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw.

The Contingent Equity Agreement also provides that we will pay Thermo Funding an availability fee of 10% per year for maintaining funds in the contingent equity account. This fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance, with respect to a number of shares equal to the available balance in the contingent equity account divided by $1.37, subject to an annual retroactive adjustment at each anniversary of the date of the agreement.  No voting common stock is issuable if it would cause Thermo Funding and its affiliates to own more than 70% of our outstanding voting stock. For more information on the shares and warrants issued pursuant to the Contingent Equity Agreement, see Note 4 to the Consolidated Financial Statement contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subordinated Loan Agreement

In June 2009, we entered into a Loan Agreement with Thermo Funding whereby Thermo Funding agreed to lend us $25 million for the purpose of funding the debt service reserve account required under the Facility Agreement. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of our obligations under the Facility Agreement. The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments.  We will make payments to Thermo Funding only when permitted under the Facility Agreement.  The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, a change in control of the Company or any acceleration of the maturity of the loans under the Facility Agreement occurs.  As additional consideration for the loan, we issued Thermo Funding a warrant to purchase 4,205,608 shares of common stock at $0.01 per share with a five-year exercise period.  No common stock is issuable upon such exercise if such issuance would cause Thermo Funding and its affiliates to own more than 70% of our outstanding voting stock.

Short-Term Note

In advance of the funding of the Facility Agreement, Thermo Funding provided cash to meet our working capital needs under a short-term, unsecured promissory note.  In January 2010, Thermo Funding agreed with us, upon recommendation and approval of the Board, to convert our promissory note held by Thermo Funding in the principal amount of $2,259,531 (plus accrued interest) into 2,525,750 shares of our nonvoting common stock.

Director Independence

The Board has determined that Messrs. Hasler, Kneuer and McIntyre are independent directors as defined in Rule 10A 3 under the Securities Exchange Act of 1934. This determination was based on the absence of any relationship known to the Board between Messrs. Hasler, Kneuer or McIntyre and us (other than as a director and stockholder) that would affect the independence of any of them as a Director.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The accounting firm of Crowe Horwath LLP has served as our independent auditors beginning with the audit of the year ended December 31, 2005. We have been informed that neither Crowe Horwath LLP nor any of its partners has any direct financial interest or any material indirect financial interest in Globalstar and during the past five years has no connection therewith in the capacity of promoter, underwriter, director, officer or employee.

The Audit Committee pre-approves all audit and permissible non-audit services to be provided by the independent auditors. Non-audit services may include audit-related services, tax services and other services not prohibited by SEC rules on auditor independence. Pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget. The independent auditors report periodically to the Audit Committee regarding the extent of services they provided in accordance with the Committee’s pre-approvals and the fees for services performed to date. In 2012, the Audit Committee’s pre-approval requirement was not waived for any fees or services.

Audit Fees

The aggregate fees billed by Crowe Horwath LLP for professional services rendered for the audits of our annual financial statements were $539,266 in 2012 and $633,302 in 2011. The fees also covered services related to our public offerings of 5% Notes in 2011. Additionally, these fees covered other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, and services that are normally provided by the auditors in connection with statutory and regulatory fillings or engagements.

Audit-Related Fees

The aggregate fees billed by Crowe Horwath LLP for services that were reasonably related to the performance of the audit or review of our consolidated financial statements not reported under “Audit Fees” above were $6,253 in 2012 and $9,315 in 2011. These charges represent services for an audit required to comply with the terms of our Cooperative Endeavor Agreement with the State of Louisiana.

Tax Fees

In 2012 and 2011, we did not pay Crowe Horwath LLP any fees for professional services rendered for tax compliance, tax advice and tax planning.

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

GLOBALSTAR, INC.

Date: April 29, 2013	By:	/s/ JAMES MONROE III
James Monroe III Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Asset Purchase Agreement among Axonn L.L.C., Spot LLC and Globalstar, Inc. dated December 18, 2009 (Exhibit 2.2 to Form 10-K filed March 12, 2010)

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*	First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008, including Form of Global 5.75% Convertible Senior Note due 2028 (Exhibit 4.2 to Form 8-K filed April 16, 2008)

4.3*	Amendment No. 1 to First Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of December 1, 2008 (Exhibit 4.3 to Form 10-K filed March 31, 2009)

4.4*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.5*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.6*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.7*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.8*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.9*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

4.10*	Third Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 14, 2011 (Exhibit 4.1 to Form 8-K/A filed June 21, 2011)

4.11*	Form of 5.0% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K/A filed June 21, 2011)

4.12*	Guaranty Agreement dated as of June 14, 2011 by and among Globalstar, Inc. Certain Subsidiaries of Globalstar, Inc. as Subsidiary Guarantors, in favor of U.S. Bank, National Association, as Trustee (Exhibit 4.3 to Form 8-K/A filed June 21, 2011)

4.13*	Form of Warrant issued with the 5.0% Senior Unsecured Convertible Notes (Exhibit 4.4 to Form 8-K/A filed June 21, 2011)

4.14*	Registration Rights Agreement dated as of December 28, 2012 between Globalstar, Inc. and Terrapin Opportunity, L.P. (Exhibit 4.1 to Form 8-K filed January 2, 2013)

10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.2*†	Amendment No. 1 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.7 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.3*†	Amendment No. 2 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.8 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.4*†	Amendment No. 3 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of September 30, 2005 (Exhibit 10.9 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.5*	Amendment No. 4 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of August 15, 2006 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.6*†	Amendment No. 5 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of November 20, 2007 (Exhibit 10.6 to Form 10-K filed March 31, 2009)

10.7*	Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007 (Exhibit 10.7 to Form 10-K filed March 31, 2009)

10.8*†	Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008 (Exhibit 10.8 to Form 10-K filed March 31, 2009)

10.9*†	Amendment No. 8 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of August 12, 2009 (Exhibit 10.4 to Form 10-Q filed May 7, 2010)

10.10*†	Amendment No. 9 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of February 24, 2010 (Exhibit 10.5 to Form 10-Q filed May 7, 2010)

10.11*†	Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space dated June 3, 2009 (Exhibit 10.2 to Form 10-Q filed August 10, 2009)

10.12*†	Amendment No.1 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.10 to Form 10-K filed March 12, 2010)

10.13*†	Amendment No.2 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.14*	Amendment No.3 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated August 23, 2010 (Exhibit 10.14 to Form 10-K filed March 31, 2011)

10.15*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)

10.16*†	Amended and Restated Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated March 9, 2010 (Exhibit 10.1 to Form 10-Q filed May 7, 2010)

10.17*	Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)

10.18*	Amendment No. 1 to Share Lending Agreement by and among Globalstar, Inc. and Merrill Lynch International (through Merrill Lynch, Pierce, Fenner & Smith Incorporated) dated as of December 18, 2008 (Exhibit 10.24 to Form 10-K filed March 31, 2009)

10.19*	Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)

10.20*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.21*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.22*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.23* †	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.24* †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011 (Exhibit 10.24 to Form 10-K filed March 13, 2012)

10.25* †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011 (Exhibit 10.25 to Form 10-K/A filed June 25, 2012)

10.26 *†	Amendment No. 7 to Contract between Globalstar and Hughes Network Systems LLC dated as of February 1, 2012 (Exhibit 10.1 to Form 10-Q filed May 10, 2012)

10.27*†	Letter Agreement dated March 30, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.2 to Form 10-Q filed May 10, 2012)

10.28*†	Letter Agreement dated June 26, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.1 to Form 10-Q filed August 9, 2012)

10.29*†	Letter Agreement by and between Globalstar, Inc and Hughes Network Systems, LLC dated September 27, 2012 (Exhibit 10.2 to Form 10-Q filed November 14, 2012)

10.30*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated December 20, 2012 (Exhibit 10.30 to Form 10-K filed March 15, 2013)

10.31*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.32*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2008 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.33* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.34* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.35*†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of October 31, 2011 (Exhibit 10.30 to Form 10-K filed March 13, 2012)

10.36*†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011 (Exhibit 10.31 to Form 10-K filed March 13, 2012)

10.37*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of March 8, 2012 (Exhibit 10.3 to Form 10-Q filed May 10, 2012)

10.38*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of July 23, 2012 (Exhibit 10.2 to Form 10-Q filed August 9, 2012)

10.39*	COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Societe Generale, Natixis, Calyon and Credit Industrial et Commercial date June 5, 2009 conformed to include amendments through October 28, 2010 (Exhibit 10.1 to Form 10-Q/A filed November 10, 2010)

10.40*	Amendment #4 to Facility Agreement dated December 22, 2010 (Exhibit 10.1 to Form 8-K filed January 7, 2011)

10.41*	Amendment #5 to Facility Agreement dated March 16, 2011 (Exhibit 10.1 to Form 8-K filed March 21, 2011)

10.42*	Amendment No. 6 to the Facility Agreement dated March 29, 2011 (Exhibit 10.3 to Form 10-Q filed November 9, 2011)

10.43*†	Deed of Waiver and Amendment No. 7 to the Facility Agreement dated September 30, 2011 (Exhibit 10.4 to Form 10-Q filed November 9, 2011)

10.44*	Amendment No. 8 to the Facility Agreement dated January 23, 2012 (Exhibit 10.37 to Form 10-K filed March 13, 2012)

10.45*	Amendment No. 9 to the Facility Agreement dated March 6, 2012 (Exhibit 10.38 to Form 10-K filed March 13, 2012)

10.46*	Waiver Letter No. 10 to the Facility Agreement dated August 2, 2012 (Exhibit 10.1 to Form 10-Q filed November 14, 2012)

10.47*	Waiver Letter No. 11 to the Facility Agreement dated October 12, 2012 (Exhibit 10.47 to Form 10-K filed March 15, 2013)

10.48*	Waiver Letter No. 12 to the Facility Agreement dated November 21, 2012 (Exhibit 10.48 to Form 10-K filed March 15, 2013)

10.49*	Contingent Equity Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.4 to Form 10-Q filed August 10, 2009)

10.50*	Loan Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 25, 2009 (Exhibit 10.5 to Form 10-Q filed August 10, 2009)

10.51*	Registration Rights Agreement dated June 14, 2011 (Exhibit 10.3 to Form 8-K/A filed June 21, 2011)

10.52*	Common Stock Purchase Agreement by and between Globalstar, Inc. and Terrapin Opportunity, L.P. dated December 28, 2012 (Exhibit 10.1 to Form 8-K filed January 2, 2013)

10.53*	Engagement Agreement dated as of December 28, 2012 between Globalstar, Inc. and Financial West group (Exhibit 10.2 to Form 8-K filed January 2, 2013)

Executive Compensation Plans and Agreements

10.54*	Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Annex A to Definitive Proxy Statement filed March 31, 2008)

10.55*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.56*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.57*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.58*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.59*	2012 Key Employee Cash Bonus Plan (Exhibit 10.3 to Form 10-Q filed November 14, 2012)

10.60*	Letter Agreement with Frank Bell dated as of September 25, 2012 (Exhibit 10.4 to Form 10-Q filed November 14, 2012)

12.1*	Ratio of Earnings to Fixed Charges (Exhibit 12.1 to Form 10-K filed March 15, 2013)

21.1*	Subsidiaries of Globalstar, Inc. (Exhibit 21.1 to Form 10-K filed March 15, 2013)

23.1*	Consent of Crowe Horwath LLP (Exhibit 23.1 to Form 10-K filed March 15, 2013)

24.1*	Power of Attorney (included as part of signature page to Form 10-K filed March 15, 2013)

31.1	Section 302 Certification

32.1*	Section 906 Certification LLP (Exhibit 32.1 to Form 10-K filed March 15, 2013)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

