Form 10-Q
period 2013-03-31
Globalstar, Inc.
filed 2013-05-10
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant's Telephone Number, Including Area Code: (985) 335-1500

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of April 30, 2013, 357,216,625 shares of voting common stock and 135,000,000 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenue:
Service revenues	$15,390	$12,627
Subscriber equipment sales	3,943	4,111
Total revenue	19,333	16,738
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,527	7,262
Cost of subscriber equipment sales	2,940	2,723
Cost of subscriber equipment sales - reduction in the value of inventory	-	249
Marketing, general, and administrative	6,924	6,620
Reduction in the value of long-lived assets	-	79
Depreciation, amortization, and accretion	20,332	14,735
Total operating expenses	37,723	31,668
Loss from operations	(18,390)	(14,930)
Other income (expense):
Interest income and expense, net of amounts capitalized	(7,752)	(3,050)
Derivative gain (loss)	525	(6,520)
Other	642	132
Total other expense	(6,585)	(9,438)
Loss before income taxes	(24,975)	(24,368)
Income tax expense	103	157
Net loss	$(25,078)	$(24,525)
Loss per common share:
Basic	$(0.05)	$(0.07)
Diluted	(0.05)	(0.07)
Weighted-average shares outstanding:
Basic	472,187	357,418
Diluted	472,187	357,418

Comprehensive loss	$(25,648)	$(24,066)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	(Unaudited)	(Audited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,300	$11,792
Restricted cash	38,152	46,777
Accounts receivable, net of allowance of $6,363 and $6,667, respectively	14,376	13,944
Inventory	39,823	42,181
Deferred financing costs	32,138	34,622
Prepaid expenses and other current assets	5,327	5,233
Total current assets	131,116	154,549
Property and equipment, net	1,221,143	1,215,156
Deferred financing costs	17,353	16,883
Advances for inventory	9,158	9,158
Intangible and other assets, net	11,832	8,029
Total assets	$1,390,602	$1,403,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$657,474	$655,874
Accounts payable, including contractor payables of $25,078 and $27,747, respectively	32,569	35,685
Accrued contract termination charge	23,456	23,166
Accrued expenses	38,248	28,164
Payables to affiliates	260	230
Deferred revenue	18,133	18,041
Total current liabilities	770,140	761,160
Long-term debt, less current portion	97,741	95,155
Employee benefit obligations	7,226	7,221
Derivative liabilities	24,665	25,175
Deferred revenue	4,427	4,640
Other non-current liabilities	16,799	15,880
Total non-current liabilities	150,858	148,071

Commitments and contingent liabilities (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2013 and December 31, 2012:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 355,042,245 and 354,085,753 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	35	35
Nonvoting Common Stock of $0.0001 par value; 135,000,000 shares authorized; 135,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	864,882	864,175
Accumulated other comprehensive loss	(2,327)	(1,758)
Retained deficit	(393,000)	(367,922)
Total stockholders’ equity	469,604	494,544
Total liabilities and stockholders’ equity	$1,390,602	$1,403,775

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows provided by (used in) operating activities:
Net loss	$(25,078)	$(24,525)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and accretion	20,332	14,735
Change in fair value of derivative assets and liabilities	(525)	6,520
Stock-based compensation expense	236	206
Amortization of deferred financing costs	2,070	856
Reduction in the value of long-lived assets and inventory	-	328
Provision for bad debts	482	112
Noncash interest and accretion expense	2,735	1,191
Loss on equity method investments	-	105
Other, net	283	333
Unrealized foreign currency loss	(701)	(139)
Changes in operating assets and liabilities:
Accounts receivable	(1,016)	386
Inventory	2,109	756
Prepaid expenses and other current assets	(89)	906
Other assets	(4,988)	646
Accounts payable and accrued expenses	4,022	(5,512)
Payables to affiliates	29	30
Other non-current liabilities	(330)	879
Deferred revenue	(104)	(396)
Net cash used in operating activities	(533)	(2,583)
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs	(17,569)	(20,540)
Property and equipment additions	(239)	(120)
Investment in businesses	-	(150)
Restricted cash proceeds (payments)	8,625	(2,500)
Net cash used in investing activities	(9,183)	(23,310)
Cash flows (used in) provided by financing activities
Borrowings from Facility Agreement	-	5,008
Proceeds from contingent equity account	-	18,500
Payments of deferred financing costs	(489)	(250)
Net cash (used in) provided by financing activities	(489)	23,258
Effect of exchange rate changes on cash	(287)	419
Net decrease in cash and cash equivalents	(10,492)	(2,216)
Cash and cash equivalents, beginning of period	11,792	9,951
Cash and cash equivalents, end of period	$1,300	$7,735
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$7,375
Income taxes	28	16
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and ground costs	1,060	7,492
Increase in capitalized accrued interest for second-generation satellites and ground costs	1,602	1,275
Capitalization of the accretion of debt discount and amortization of prepaid finance costs	2,665	2,694
Payments made in convertible notes and common stock	339	281

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Globalstar, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current year presentation. The Company evaluates estimates on an ongoing basis. Significant estimates include the value of derivative instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful life and value of property and equipment, the value of stock-based compensation, the reserve for product warranties, and income taxes. Actual results could differ from these estimates.

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This adoption does not have an impact on the Company’s condensed consolidated financial statements.

2. MANAGEMENT'S PLANS REGARDING FUTURE OPERATIONS

Current sources of liquidity primarily include cash on hand, cash flows from operations and funds available from the Company’s equity line agreement with Terrapin Opportunity, L.P. (“Terrapin”). These sources of liquidity are not sufficient to meet the Company’s existing contractual obligations over the next 12 months. The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the items discussed below, except as otherwise disclosed. In order to continue as a going concern, the Company must obtain additional external financing; amend the Company’s senior secured facility agreement (the “Facility Agreement”) and certain other contractual obligations; and restructure the 5.75% Convertible Senior Unsecured Notes (the “5.75% Notes”) (see Note 4 for further discussion). In addition, substantial uncertainties remain related to the Company’s noncompliance with certain of the Facility Agreement’s covenants (see Note 4 for further discussion) and the impact and timing of the Company’s plans to improve operating cash flows and to restructure its contractual obligations. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, the Company’s ability to continue to execute its business plan will be adversely affected.

Further, the Company’s longer-term business plan includes maintaining its service coverage levels and making improvements to its ground infrastructure. To execute these longer-term plans successfully, the Company will need to obtain additional external financing to fund these expenditures. Although the Company is seeking this financing and is continuing to address requirements with contractors, there is no guarantee that these efforts will be successful given the scope, complexity and cost of maintaining and improving the Company’s network. Accordingly, the Company is not in a position to provide an estimate of when, or if, these longer-term plans will be completed and the effect this will have on the Company’s performance and liquidity.

In each of the previous three years and during the three months ended March 31, 2013, the Company has generated operating losses, which have adversely affected the Company's liquidity. The Company developed a plan to improve operations; complete and maintain its second-generation constellation and next-generation ground upgrades; and obtain additional financing.

As further described below, the Company has taken the following steps pursuant to its plan.

•	During the fourth quarter of 2011, reduced operating expenses by, among other things, streamlining its supply chain and other operations, consolidating its world-wide operations, including the completion of the relocation of its corporate headquarters to Covington, Louisiana, and simplifying its product offerings. The Company has continued to maintain a low cost operating structure, while strategically investing in sales and marketing and new product development in the current quarter.

•	Increased revenues by transitioning legacy Duplex customers to more profitable plans, commensurate with the Company’s improved service coverage, and by streamlining its Simplex and SPOT product offerings and targeting them to the consumer and enterprise markets.

•	Successfully launched all of its second-generation satellites, excluding one on-ground spare.

•	Entered into a $30.0 million equity line agreement with Terrapin.

•	Drew $60.0 million from its contingent equity account.

•	Obtained lender agreement to defer principal payments to June 2013 on its Facility Agreement which were previously due to begin in June 2012.

•	Settled disputes with Thales Alenia Space (“Thales”) regarding prior contractual issues.

•	Uploaded the AOCS software solution to one second-generation satellite that was previously taken out of commercial service due to the momentum wheel anomaly. This solution is available to any satellite that is affected by a similar momentum wheel issue.

•	Implemented sales and marketing programs designed to take advantage of the continued expansion of the Company’s Duplex coverage, including entering into new sales agreements and introducing new pricing plans commensurate with improved service levels.

•	Commenced a proceeding before the Federal Communications Commission (“FCC”) seeking authority to utilize the Company’s spectrum to offer terrestrial communications services separate and apart from, but coordinated with, its satellite-based communications services without fulfilling the gating requirements of the FCC’s ancillary terrestrial component (“ATC”) regulations.

The Company believes that these actions, combined with additional actions included in its operating plan, will result in improved cash flows from operations, provided the significant uncertainties described in the first two paragraphs of this footnote are successfully resolved. These additional actions include, among other things, the following:

•	Continuing to identify and pursue opportunities to construct new gateways in areas of the world where the Company has not previously operated.

•	Continuing to pursue numerous opportunities in the field of aviation; including next-generation “space-based” air traffic management services, in association with the Company’s technology partner, ADS-B Technologies, LLC.

•	Completing second-generation ground infrastructure upgrades that will permit the Company to offer a new suite of consumer and enterprise products that leverage the Company’s new, inexpensive chip architecture.

•	Negotiating agreements with third parties to restart operations at certain existing Globalstar gateways, as well as constructing new Globalstar gateways, around the world to make coverage in additional areas commercially viable.

•	Continuing to control operating expenses while redirecting available resources to the marketing and sale of product offerings.

•	Improving its key business processes and leveraging its information technology platform.

•	Introducing new and innovative Simplex, SPOT and Duplex products to the market that will further drive sales volume and revenue.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Globalstar System:
Space component	$1,029,932	$934,900
Ground component	48,889	49,089
Construction in progress:
Space component	208,979	299,209
Ground component	105,386	84,423
Prepaid long-lead items and other	17,646	17,920
Total Globalstar System	1,410,832	1,385,541
Internally developed and purchased software	14,747	14,414
Equipment	12,714	12,800
Land and buildings	4,004	4,003
Leasehold improvements	1,504	1,512
	1,443,801	1,418,270
Accumulated depreciation and amortization	(222,658)	(203,114)
	$1,221,143	$1,215,156

Amounts in the table above consist primarily of costs incurred related to the construction of the Company’s second-generation constellation, related launch services and ground upgrades. Amounts included in the Company’s construction in progress - space component balance as of March 31, 2013 consists primarily of costs related to the remaining second-generation satellites launched in February 2013. The estimated cost per satellite will be transferred from construction in progress as each satellite is placed into commercial service. See Note 8 for further discussion of the Company’s contractual obligations.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	March 31,	December 31,
	2013	2012
Total Interest Capitalized	$223,615	$216,477

	Three Months Ended
	March 31, 2013	March 31, 2012
Current Period Interest Capitalized	$7,138	$12,911

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Depreciation Expense	$19,873	$14,466

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2013		December 31, 2012
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value
Facility Agreement	$585,670	$585,670	$585,670	$585,670
Subordinated Loan	55,120	51,555	53,499	49,822
5.0% Convertible Senior Unsecured Notes	40,920	17,140	40,920	16,701
8.00% Convertible Senior Unsecured Notes	48,228	29,046	48,228	28,632
5.75% Convertible Senior Unsecured Notes	71,804	71,804	71,804	70,204
Total Debt	801,742	755,215	800,121	751,029
Less: Current Portion	657,474	657,474	657,474	655,874
Long-Term Debt	$144,268	$97,741	$142,647	$95,155

The table above represents the principal amount and carrying value of long-term debt at March 31, 2013 and December 31, 2012. The principal amounts shown above include payment of in kind interest, if any. The carrying value is net of any discounts to the loan amounts at issuance, as further described below, including accretion.

Facility Agreement

The Company has a $586.3 million principal amount Facility Agreement that is scheduled to mature 84 months after the first principal repayment date, as amended. Semi-annual principal repayments are scheduled to begin in June 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.25% through December 2017, increasing to 2.40% thereafter. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the facility are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants.

The Facility Agreement required the Company to fund a total of $46.8 million to the debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments on the Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates. In December 2012, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date scheduled for June 2013. As of March 31, 2013, the Company classified approximately $38.1 million in the debt service reserve fund as restricted cash. In January 2013, the agent for the Company’s Facility Agreement permitted the Company to withdraw from the debt service reserve account $8.9 million that was in excess of the required balance to enable the Company to pay capital expenditure costs for the fourth launch of the second-generation satellites. As of March 31, 2013, the Company has reserved approximately $0.2 million of the $8.9 million to pay certain capital expenditures from the fourth launch.

As a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration ruling in 2012, the lenders concluded that events of default had occurred under the Facility Agreement. The Company is also in default of certain other financial and nonfinancial covenants, including, but not limited to, minimum required funding for the Company’s debt service account, in-orbit acceptance of all of its second-generation satellites by April 2013 and certain events of default existing under the terms of the 5.75% Notes (see further discussion on the 5.75% Notes below). As of the date of this Report, the agent for the Company’s Facility Agreement has not notified the Company of the lenders’ intention to accelerate the debt; however, the borrowings have been shown as current on the Company’s condensed consolidated balance sheet in accordance with applicable accounting rules. Globalstar is currently working with the lenders to seek all necessary waivers or amendments associated with existing events of default, but there can be no assurance that it will be successful. The lenders currently are not permitting funding of the remaining $0.7 million available under the Facility to pay for the remaining milestone payments to Thales on the second-generations satellites.

Due to the launch delays, the Company expects that it may not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months.  If the Company cannot obtain either a waiver or an amendment, the failure to comply with these covenants would represent additional events of default. An event of default under the Facility Agreement could permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration could permit acceleration of our obligations under other debt arrangements, as described below, that contain cross-acceleration provisions.

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

The Contingent Equity Agreement provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares issuable under the warrants is calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, but not to be lower than $0.20. Prior to June 19, 2012, the common stock price was subject to a reset provision on certain valuation dates subsequent to issuance whereby the warrant price used in the calculation was the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date. The Company determined that the warrants issued in conjunction with the availability fee were derivatives and recorded the value of the derivatives as a component of other non-current liabilities, at issuance. The offset was recorded in other assets and was being amortized over the one-year availability period. The warrants issued on June 19, 2012 are not subject to a reset provision subsequent to issuance and are therefore not considered a derivative instrument. The value of the warrants issued was recorded as equity and the offset was recorded in other assets and is being amortized over the one-year availability period.

When the Company made draws on the contingent equity account, it issued Thermo shares of common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw. The 20% discount on the value of the shares issued to Thermo is treated as a deferred financing cost and is amortized over the remaining term of the Facility Agreement. The Company had drawn the entire $60.0 million from this account as of December 31, 2012. Approximately $1.1 million of interest earned from the funds previously held in this account remained in the account at March 31, 2013 and was available to be drawn by the Company, subject to lender approval.

Since the origination of the Contingent Equity Agreement, the Company has issued warrants to purchase 41,467,980 shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement and 160,916,223 shares of common stock resulting from the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement. As of March 31, 2013, no warrants issued in connection with the Contingent Equity Agreement had been exercised.

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

No voting common stock is issuable to Thermo or any of its affiliates if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

Subordinated Loan

The Company has a Loan Agreement with Thermo whereby Thermo agreed to lend the Company $25.0 million for the purpose of funding the debt service reserve account required under the Facility Agreement. In 2011, this loan was increased to $37.5 million. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement.  Amounts deposited in the debt service reserve account are restricted to payments due under the Facility Agreement, unless otherwise authorized by the lender.

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As additional consideration for the loan, the Company issued Thermo a warrant to purchase 4,205,608 shares of common stock at $0.01 per share with a five-year exercise period. No voting common stock is issuable upon such exercise if such issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing voting common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

 The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the principal amount of the loan. The Company is accreting the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest method. As of March 31, 2013, the remaining debt discount was $3.6 million, and $17.6 million of interest was outstanding; these amounts are included in long-term debt on the Company’s condensed consolidated balance sheet.

5.00% Convertible Senior Notes

In 2011, the Company issued $38.0 million in aggregate principal amount of 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15,200,000 shares of voting common stock of the Company at an exercise price of $1.25 per share. The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of the Company’s common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), on an unconditional joint and several basis, pursuant to a Guaranty Agreement (the “Guaranty”). The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is below the initial conversion and exercise price at that time. On April 15, 2013, the base conversion rate for the 5.0% Notes and the exercise price of the 5.0% Warrants were reset to $0.50 and $0.32, respectively.

The 5.0% Notes are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 5.75% and 8.00% Notes and are subordinated to the Company’s obligations pursuant to its Facility Agreement. There is no sinking fund for the 5.0% Notes. The 5.0% Notes will mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bear interest at a rate of 5.0% per annum. Interest on the 5.0% Notes is payable in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes will be payable in cash at the election of the holder if such payments are permitted under the Facility Agreement. The indenture governing the 5.0% Notes contains customary events of default. No event of default existed as of March 31, 2013.

The Company is accreting the debt discount associated with the 5.0% Notes and 5.0% Warrants to interest expense over the term of the agreement using the effective interest rate method.

As of March 31, 2013, no 5.0% Notes had been converted and no 5.0% Warrants had been exercised.

8.00% Convertible Senior Notes

In 2009, the Company issued $55.0 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes”) and warrants (the “8.00% Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes is payable in the form of additional 8.00% Notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year. The 8.00% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s 5.0% and 5.75% Notes. The indenture governing the 8.00% Notes contains customary events of default. No event of default existed as of March 31, 2013.

The Company is accreting the debt discount associated with the 8.00% Notes and 8.00% Warrants to interest expense over the term of the agreement using an effective interest rate method.

The current exercise price of the 8.00% Warrants is $0.32 and the base conversion price of the 8.00% Notes is $1.59.

As of March 31, 2013 and December 31, 2012, approximately $17.6 million of the 8.00% Notes had been converted, respectively, resulting in the issuance of approximately 16.1 million shares of common stock, respectively. No 8.00% Notes were converted and no 8.00% Warrants were exercised during the first quarter of 2013.

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

The 5.75% Notes are subordinated to all of the Company’s obligations under the Facility Agreement. The 5.75% Notes are senior unsecured debt obligations and rank pari passu with the Company’s 8.00% and 5.0% Notes. The 5.75% Notes mature on April 1, 2028 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The base conversion price of the 5.75% Notes is $6.02. As of March 31, 2013, the carrying value of the 5.75% Notes is classified as a current debt obligation on the Company’s condensed consolidated balance sheet because the first put option will occur within the next 12 months.

No 5.75% Notes were converted during the first quarter of 2013.

The holders of the Company’s 5.75% Notes had the right to surrender their 5.75% Notes for purchase by Globalstar on April 1, 2013 at an aggregate purchase price of $71.8 million, and holders of approximately $70.7 million principal amount of 5.75% Notes tendered their 5.75% Notes for purchase. The Company did not have sufficient funds to purchase the tendered 5.75% Notes or to make the semi-annual payment of interest on the 5.75% Notes, also due on April 1, 2013. Effective as of April 1, 2013, the Company entered into a forbearance agreement (as subsequently amended, the “Forbearance Agreement”) with the holders of approximately 78% of the 5.75% Notes. Pursuant to the Forbearance Agreement, these holders have agreed to forbear until May 13, 2013 from exercising any of their rights and remedies under the 5.75% Notes, including accelerating the 5.75% Notes. Globalstar is actively negotiating with the note holders the terms of a potential debt restructuring arrangement. Globalstar also is seeking the consent of the lenders under its senior secured credit facility to the restructuring; however, there is no assurance that an agreement will be concluded with the note holders or that such consent will be obtained.

The Company failed to pay interest on the 5.75% Notes and to purchase the tendered 5.75% Notes, each due on April 1, 2013. The failure to pay interest and purchase the tendered 5.75% Notes resulted in events of default under the 5.75% Notes, which caused default under the Facility Agreement. Acceleration of the 5.75% Notes, which has not occurred as of the date of this report, would trigger cross-default under the Company’s 5.0% Notes and 8.00% Notes.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At each of March 31, 2013 and December 31, 2012, approximately 17.3 million Borrowed Shares remained outstanding.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a Common Stock Purchase Agreement with Terrapin Opportunity, L.P. ("Terrapin") pursuant to which the Company may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term, and in the Company’s sole discretion, the Company may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over 10 consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares equals the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 3.5% to 8.0% based on a minimum price that the Company solely specifies. In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require Terrapin to purchase a percentage of the daily trading volume of its common stock for each trading day during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of the then issued and outstanding shares of voting common stock.

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of March 31, 2013, the resale registration agreement was not yet effective, and the Company had not required Terrapin to purchase any shares of common stock.

Warrants Outstanding

As a result of the Company’s borrowings described above, as of March 31, 2013 and December 31, 2012 there were warrants outstanding to purchase 122.5 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Contingent Equity Agreement	41,467,980	41,467,980	$0.01	$0.01
Subordinated Loan	4,205,608	4,205,608	0.01	0.01
5.0% Notes (1)	15,200,000	15,200,000	1.25	1.25
8.00% Notes (2)	61,606,706	61,606,706	0.32	0.32
	122,480,294	122,480,294

(1)	On April 15, 2013, the exercise price of the 5.0% Warrants was reset to $0.32.
(2)	According to the terms of the agreement, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant strike price ($0.32 as of March 31, 2013).

5. DERIVATIVES

The following tables disclose the fair values and locations of the derivative instruments on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations (in thousands):

	March 31, 2013	December 31, 2012
Intangible and other assets:
Interest rate cap	$99	$84
Total intangible and other assets	$99	$84

Derivative liabilities:
Compound embedded conversion option with 8.00% Notes	$(4,283)	$(4,163)
Warrants issued with 8.00% Notes	(17,250)	(18,034)
Contingent put feature embedded in the 5.0% Notes	(3,132)	(2,978)
Total derivative liabilities	$(24,665)	$(25,175)

	Three Months Ended
	March 31, 2013	March 31, 2012
Interest rate cap	$15	$(29)
Compound embedded conversion option with 8.00% Notes	(120)	(2,183)
Warrants issued with 8.00% Notes	784	(4,480)
Warrants issued in conjunction with contingent equity agreement	--	39
Contingent put feature embedded in the 5.0% Notes	(154)	133
Total derivative gain (loss)	$525	$(6,520)

None of the derivative instruments are designated as a hedge.

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, which provides for interest at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations.

Compound Embedded Conversion Option with 8.00% Notes

The Company recorded the conversion rights and features embedded within the 8.00% Notes as a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes using the effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Warrants Issued with 8.00% Notes

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the 8.00% Warrants using the effective interest rate method. The fair value of the warrant liability is marked-to-market at the end of each reporting period, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model.

 Warrants Issued in Conjunction with Contingent Equity Agreement

Prior to June 19, 2012, the Company determined that the warrants issued in conjunction with the availability fee for the Contingent Equity Agreement were a liability at issuance. The offset was recorded in other non-current assets and was amortized over the one-year availability period. The fair value of the warrant liability was marked-to-market at the end of each reporting period, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the principal amount of the warrant derivative using a Monte Carlo simulation model.

On June 19, 2012, the Company issued additional warrants in conjunction with the availability fee for the Contingent Equity Agreement. This tranche of warrants is not subject to a reset provision and therefore is not marked-to-market at the end of each reporting period. The Company determined that the warrant was an equity instrument and recorded it as equity on its condensed consolidated balance sheets.

 Contingent Put Feature Embedded in the 5.0% Notes

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and was bifurcated as a standalone derivative. The Company recorded this embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 5.0% Notes.  The fair value of the contingent put feature liability is marked-to-market at the end of each reporting period, with any changes in value reported in its condensed consolidated statements of operations.. The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model based upon a risk-neutral stock price model.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$-	$99	$-	$99
Total other assets measured at fair value	$-	$99	$-	$99

Other liabilities:
Liability for contingent consideration	$-	$-	$(3,960)	$(3,960)
Compound embedded conversion option with 8.00% Notes	-	-	(4,283)	(4,283)
Warrants issued with 8.00% Notes	-	-	(17,250)	(17,250)
Contingent put feature embedded in 5.0% Notes	-	-	(3,132)	(3,132)
Total other liabilities measured at fair value	$-	$-	$(28,625)	$(28,625)

	Fair Value Measurements at December 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Other assets:
Interest rate cap	$-	$84	$-	$84
Total other assets measured at fair value	$-	$84	$-	$84

Other liabilities:
Liability for contingent consideration	$-	$-	$(3,916)	$(3,916)
Compound embedded conversion option with 8.00% Notes	-	-	(4,163)	(4,163)
Warrants issued with 8.00% Notes	-	-	(18,034)	(18,034)
Contingent put feature embedded in 5.0% Notes	-	-	(2,978)	(2,978)
Total other liabilities measured at fair value	$-	$-	$(29,091)	$(29,091)

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 5 for further discussion.

Liability for Contingent Consideration

In connection with the acquisition of Axonn LLC (“Axonn”) in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earn-outs based on sales of existing and new products over a five-year earn-out period beginning January 1, 2010. The Company will make earn-out payments in stock (not to exceed 10% of the Company’s pre-transaction outstanding common stock of 26,684,807), but at its option may make payments in cash after 13 million shares have been issued. The Company’s initial estimate of the total earn-out expected to be paid was $10.8 million. Since the earn-out period started, the Company has made revisions to this estimate, which is currently $10.4 million. Through March 31, 2013, the Company had made $5.4 million in earn-out payments by issuing 14,637,166 shares of voting common stock.

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the Company reaching specific performance metrics through the remaining earn-out period. The change in fair value of the contingent consideration is recorded through accretion expense in the Company’s condensed consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of the Company’s liability for contingent consideration are projected future sales of existing and new products as well as earn-out payments made each quarter determined by actual product sales. Decreases in forecasted sales would result in a lower fair value measurement.

Compound Embedded Conversion Options with 8.00% Notes

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

As of March 31, 2013, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded conversion option, including payment in kind interest payments, make whole premiums, automatic conversions, and future equity issuances; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.04% - 1.87%; (iv) base conversion price of $1.59; and (v) market price of common stock at the valuation date of $0.32.

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

The significant unobservable inputs used in the fair value measurement of the Company’s compound embedded conversion option within the Company’s 8.00% Notes are future equity issuances and expected volatility. In connection with the acquisition of Axonn, the Company will make future earn-out payments in stock. In connection with the Terrapin equity line agreement, the Company may require Terrapin to purchase shares of common stock. Certain issuances of common stock may cause the base conversion rate of the 8.00% Notes to be adjusted, which will increase the fair value of the conversion option liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Warrants Issued with 8.00% Notes

The derivative liabilities in Level 3 include the 8.00% Warrants issued with the 8.00% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

As of March 31, 2013, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued, including reset features and future equity issuances; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.04% - 1.87%; (iv) warrant exercise price of $0.32; and (v) market price of common stock at the valuation date of $0.32.

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

The significant unobservable inputs used in the fair value measurement of the Company’s 8.00% Warrants are future equity issuances and expected volatility. In connection with the acquisition of Axonn, the Company will make future earn-out payments in stock. In connection with the Terrapin equity line agreement, the Company may require Terrapin to purchase shares of common stock. If the stock price on the issuance date is less than the current exercise price of the outstanding 8.00% Warrants, additional warrants may be issued, which will increase the fair value of the warrant liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Contingent Put Feature Embedded in 5.0% Notes

The derivative liabilities in Level 3 include the contingent put feature embedded in the 5.0% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

 As of March 31, 2013, the Company utilized valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued including the probability of change of control of the Company, payment in kind interest and reset features; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.04% - 1.87%; (iv) base conversion price of $1.25; and (v) market price of common stock at the valuation date of $0.32.

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

 The following tables present a roll-forward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 as follows (in thousands):

Balance at December 31, 2012	$(29,091)
Earnout payments made related to liability for contingent consideration	187
Change in fair value of contingent consideration	(231)
Unrealized loss, included in derivative gain (loss)	510
Balance at March 31, 2013	$(28,625)

 7. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued interest	$11,174	$5,620
Accrued compensation and benefits	3,965	4,076
Accrued property and other taxes	6,727	6,329
Accrued customer liabilities and deposits	3,012	2,961
Accrued professional and other service provider fees	1,337	1,006
Accrued liability for contingent consideration	2,815	2,585
Accrued commissions	615	685
Accrued telecommunications expenses	660	713
Accrued satellite and ground costs	3,966	373
Other accrued expenses	3,977	3,816
	$38,248	$28,164

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

Non-current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Long-term accrued interest	$1,781	$457
Asset retirement obligation	1,019	998
Deferred rent	535	579
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,795	1,949
Long-term portion of liability for contingent consideration	1,146	1,332
Uncertain income tax positions	5,470	5,571
Foreign tax contingencies	5,053	4,994
	$16,799	$15,880

 8. COMMITMENTS

Contractual Obligations

As of March 31, 2013, the Company had purchase commitments with Thales, Arianespace, Ericsson Inc. (“Ericsson”), Hughes Network Systems, LLC (“Hughes”) and other vendors related to the procurement and deployment of the second-generation network.

Second-Generation Satellites

As of March 31, 2013, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites. Six satellites were launched in each of October 2010, July 2011, December 2011, and February 2013.

 As of March 31, 2013, the Company had a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of satellites. The Company has successfully completed all of these launches. The Company has also incurred additional costs, which are owed to Arianespace for launch delays.

In December 2012, the Company entered into an agreement with Arianespace for one launch of additional satellites and certain pre and post-launch services. An initial payment is due upon the effective date of the contract, which is the close of a financing for additional satellites. If a financing has not occurred by June 1, 2013, the contract will terminate automatically.

Next-Generation Gateways and Other Ground Facilities

As of March 31, 2013, the Company had a contract with Hughes under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices.

In January 2013, the Company and Hughes amended the contract to extend the schedule of the RAN and UTS program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

In March 2013, the Company entered into an agreement with Hughes to extend to the earlier of June 28, 2013 or the close of a financing the deadline to make payments previously due under the contract, provided the Company make payments of $1.1 million in April 2013, $0.3 million in May 2013 and $0.3 million in June 2013. The deferred payments continue to incur interest at the rate of 10% per annum. As of March 31, 2013, the Company had recorded $17.6 million in accounts payable related to these required payments and had incurred and capitalized $72.6 million, excluding interest, of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $20.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Hughes will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Hughes. If Hughes chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

As of March 31, 2013, the Company had an agreement with Ericsson. Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network system that will be installed at the Company’s satellite gateway ground stations.

In February 2013, the Company entered into an agreement with Ericsson which deferred to June 1, 2013 or the close of a financing approximately $2.6 million in milestone payments scheduled under the contract, provided the Company make two payments of $0.1 million each in February 2013. The Company has made both payments. The remaining milestone payments previously due under the contract were deferred to later in 2013 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of March 31, 2013, the Company had recorded $2.4 million in accounts payable related to these required payments and has incurred and capitalized $6.8 million of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $10.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. As of March 31, 2013 and December 31, 2012, total advances to Qualcomm for inventory were $9.2 million. This contract was cancelled in March 2013, and the parties are seeking to resolve issues related to the contract termination.

9. CONTINGENCIES

Arbitration

 On June 3, 2011, Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the Amended and Restated Contract for the construction of the Globalstar Satellite for the Second Generation Constellation dated and executed in June 2009 (“2009 Contract”). Globalstar did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that Globalstar materially breached the contract by failing to pay to Thales termination charges in the amount of €51,330,875.00 by October 9, 2011, and that absent further agreement between the parties, Thales has no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. The award also required Globalstar to pay Thales approximately €53 million in termination charges and interest by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company agreed to stay the New York Proceeding through March 5, 2013, while they attempt to complete the financing of the purchase of the additional satellites. By mutual agreement by Globalstar and Thales, these proceedings have been stayed until July 1, 2013. Thales may seek to terminate the Settlement Agreement after February 28, 2013 and pursue the confirmation of the arbitration award in the New York Proceeding, which Globalstar will oppose. Should Thales be successful in confirming the arbitration award in the New York Proceeding, this would have a material adverse effect on the Company’s financial condition and liquidity.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of the additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of the additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated financial statements for the period ended March 31, 2013. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Any party may terminate the Settlement Agreement if the effective date of the new contract for the purchase of additional second-generation satellites does not occur on or prior to February 28, 2013. No satellite contract was in place as of March 1, 2013. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. However, the Release Agreement provides that it will survive a termination of the Settlement Agreement.

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

10. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.3 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2013	2012
General and administrative expenses	$30	$30
Non-cash expenses	137	102
Total	$167	$132

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

11. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending March 31, 2013 and December 31, 2012, the net deferred tax assets were fully reserved.

In January 2012, the Company’s Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2008 and 2009 had been selected for audit. The Company’s Canadian subsidiary is in the process of collecting and providing the information required by the Canada Revenue Agency.

Except for the audit noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2009 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

 Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of March 31, 2013 and December 31, 2012, the Company had recorded a tax liability of $2.8 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Accumulated other comprehensive loss, December 31, 2012 and 2011, respectively	$(1,758)	$(3,100)
Other comprehensive income :
Foreign currency translation adjustments	(569)	459
Accumulated other comprehensive loss, March 31, 2013 and 2012, respectively	$(2,327)	$(2,641)

As stated in Note 1, the Company has adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. For the three months ended March 31, 2013 and 2012, no amounts were reclassified out of accumulated other comprehensive loss.

13. STOCK COMPENSATION

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Grants of restricted stock awards and restricted stock units	--	333
Grants of options to purchase common stock	286	340
Total	286	673

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

For each of the three months ended March 31, 2013 and 2012, the Company recorded expense for the fair value of the grant of less than $0.1 million, respectively, which is reflected in marketing, general and administrative expenses. Through March 31, 2013, the Company had issued 1,371,405 shares of common stock pursuant to this stock purchase plan.

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

Since announcing its relocation, the Company has incurred qualifying relocation expenses. Under the terms of the agreement, the Company was reimbursed a total of $3.9 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through March 31, 2013 by LED. The Company was reimbursed for certain 2012 qualifying lease expenses in April 2013. LED will continue to reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement.

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a plan to improve its cost structure by reducing headcount, the Company projected that it would not meet the required payroll levels set forth in the agreement and recorded a liability of $1.4 million at March 31, 2013 for the estimated impact of the payroll shortfall in future years. This liability is included in current and non-current liabilities in the Company’s condensed consolidated balance sheet.

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

	Three months ended March 31,
	2013	2012
Revenues:
Service:
United States	$11,177	$8,776
Canada	2,642	2,358
Europe	780	799
Central and South America	660	614
Others	131	80
Total service revenue	$15,390	$12,627
Subscriber equipment:
United States	2,240	2,910
Canada	784	622
Europe	499	266
Central and South America	328	284
Others	92	29
Total subscriber equipment revenue	$3,943	$4,111
Total revenue	$19,333	$16,738

	March 31,	December 31,
	2013	2012
Long-lived assets:
United States	$1,215,329	$1,209,374
Canada	242	277
Europe	439	474
Central and South America	3,672	3,463
Others	1,461	1,568
Total long-lived assets	$1,221,143	$1,215,156

 16. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three months ended March 31, 2013 and 2012, diluted net loss per share of common stock was the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

As of March 31, 2013 and 2012, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share.

17. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s issuance of the 5.0% Notes and 5.0% Warrants, certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the 5.0% Notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (the “Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2013

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$15,027	$3,587	$4,112	$(7,336)	$15,390
Subscriber equipment sales	105	2,861	1,998	(1,021)	3,943
Total revenue	15,132	6,448	6,110	(8,357)	19,333
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,551	2,487	2,561	(72)	7,527
Cost of subscriber equipment sales	-	2,326	2,300	(1,686)	2,940
Cost of subscriber equipment sales - reduction in the value of inventory	-	-	-	-	-
Reduction in the value of long-lived assets	-	-	-	-	-
Marketing, general and administrative	1,505	3,564	2,953	(1,098)	6,924
Depreciation, amortization, and accretion	15,477	5,628	4,993	(5,766)	20,332
Total operating expenses	19,533	14,005	12,807	(8,622)	37,723
Loss from operations	(4,401)	(7,557)	(6,697)	265	(18,390)
Other income (expense):
Interest income and expense, net of amounts capitalized	(7,423)	(31)	(294)	(4)	(7,752)
Derivative gain (loss)	525	-	-	-	525
Equity in subsidiary earnings	(14,499)	(2,859)	-	17,358	-
Other	776	66	(236)	36	642
Total other income (expense)	(20,621)	(2,824)	(530)	17,390	(6,585)
Loss before income taxes	(25,022)	(10,381)	(7,227)	17,655	(24,975)
Income tax expense	56	8	39	-	103
Net (loss) income	$(25,078)	$(10,389)	$(7,266)	$17,655	$(25,078)

Comprehensive (loss) income	$(25,078)	$(10,389)	$(7,836)	$17,655	$(25,648)

Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$10,231	$4,034	$3,652	$(5,290)	$12,627
Subscriber equipment sales	161	3,072	1,370	(492)	4,111
Total revenue	10,392	7,106	5,022	(5,782)	16,738
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	3,839	837	2,160	426	7,262
Cost of subscriber equipment sales	28	2,241	1,244	(790)	2,723
Cost of subscriber equipment sales - reduction in the value of inventory	2	247	-	-	249
Reduction in the value of long-lived assets	79	-	-	-	79
Marketing, general and administrative	4,248	838	2,636	(1,102)	6,620
Depreciation, amortization, and accretion	9,185	6,203	3,695	(4,348)	14,735
Total operating expenses	17,381	10,366	9,735	(5,814)	31,668
Loss from operations	(6,989)	(3,260)	(4,713)	32	(14,930)
Other income (expense):
Interest income and expense, net of amounts capitalized	(2,590)	(2)	(458)	-	(3,050)
Derivative gain (loss)	(6,520)	-	-	-	(6,520)
Equity in subsidiary earnings	(8,281)	1,871	-	6,410	-
Other	(105)	(131)	406	(38)	132
Total other income (expense)	(17,496)	1,738	(52)	6,372	(9,438)
Loss before income taxes	(24,485)	(1,522)	(4,765)	6,404	(24,368)
Income tax expense	40	8	109	-	157
Net (loss) income	$(24,525)	$(1,530)	$(4,874)	$6,404	$(24,525)

Comprehensive (loss) income	$(24,525)	$(1,530)	$(4,415)	$6,404	$(24,066)

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2013

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$535	$106	$659	$-	$1,300
Restricted cash	38,152	-	-	-	38,152
Accounts receivable	4,151	5,325	4,900	-	14,376
Intercompany receivables	634,572	401,890	7,871	(1,044,333)	-
Inventory	262	6,298	33,263	-	39,823
Deferred financing costs	32,138	-	-	-	32,138
Prepaid expenses and other current assets	2,243	400	2,684	-	5,327
Total current assets	712,053	414,019	49,377	(1,044,333)	131,116
Property and equipment, net	1,106,711	26,273	86,523	1,636	1,221,143
Restricted cash	-	-	-	-	-
Intercompany notes receivable	14,323	-	1,800	(16,123)	-
Investment in subsidiaries	(157,359)	2,884		154,475	-
Deferred financing costs	17,353	-	-	-	17,353
Advances for inventory	9,158	-	-	-	9,158
Intangible and other assets, net	7,972	1,593	2,281	(14)	11,832
Total assets	$1,710,211	$444,769	$139,981	$(904,359)	$1,390,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$657,474	$-	$-	$-	$657,474
Accounts payable	9,550	2,357	20,662	-	32,569
Accrued contract termination charge	23,456	-	-	-	23,456
Accrued expenses	16,303	9,294	12,651	-	38,248
Intercompany payables	391,785	487,107	162,576	(1,041,468)	-
Payables to affiliates	260	-	-	-	260
Deferred revenue	4,444	12,888	801	-	18,133
Total current liabilities	1,103,272	511,646	196,690	(1,041,468)	770,140
Long-term debt, less current portion	97,741	-	-	-	97,741
Employee benefit obligations	7,226	-	-	-	7,226
Intercompany notes payable	-	-	15,223	(15,223)	-
Derivative liabilities	24,665	-	-	-	24,665
Deferred revenue	4,134	293	-	-	4,427
Other non-current liabilities	3,569	2,050	11,180	-	16,799
Total non-current liabilities	137,335	2,343	26,403	(15,223)	150,858
Stockholders’ equity	469,604	(69,220)	(83,112)	152,332	469,604
Total liabilities and stockholders’ equity	$1,710,211	$444,769	$139,981	$(904,359)	$1,390,602

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2012

(Audited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,220	$251	$1,321	$-	$11,792
Restricted cash	46,777	-	-	-	46,777
Accounts receivable	3,814	4,875	5,255	-	13,944
Intercompany receivables	613,426	411,764	5,534	(1,030,724)	-
Inventory	262	6,966	34,953	-	42,181
Deferred financing costs	34,622	-	-	-	34,622
Prepaid expenses and other current assets	2,177	388	2,668	-	5,233
Total current assets	711,298	424,244	49,731	(1,030,724)	154,549
Property and equipment, net	1,095,973	31,382	86,762	1,039	1,215,156
Restricted cash	-	-	-	-	-
Intercompany notes receivable	15,783	-	1,800	(17,583)	-
Investment in subsidiaries	(144,323)	(8,232)	-	152,555	-
Deferred financing costs	16,883	-	-	-	16,883
Advances for inventory	9,158	-	-	-	9,158
Intangible and other assets, net	3,991	1,781	2,273	(16)	8,029
Total assets	$1,708,763	$449,175	$140,566	$(894,729)	$1,403,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$655,874	$-	$-	$-	$655,874
Accounts payable	12,055	2,410	21,220	-	35,685
Accrued contract termination charge	23,166	-	-	-	23,166
Accrued expenses	6,492	9,798	11,874	-	28,164
Intercompany payables	377,526	494,686	156,166	(1,028,378)	-
Payables to affiliates	230	-	-	-	230
Deferred revenue	4,576	12,674	791	-	18,041
Total current liabilities	1,079,919	519,568	190,051	(1,028,378)	761,160
Long-term debt, less current portion	95,155	-	-	-	95,155
Employee benefit obligations	7,221	-	-	-	7,221
Intercompany notes payable	-	-	16,683	(16,683)	-
Derivative liabilities	25,175	-	-	-	25,175
Deferred revenue	4,306	334	-	-	4,640
Other non-current liabilities	2,443	2,233	11,204	-	15,880
Total non-current liabilities	134,300	2,567	27,887	(16,683)	148,071
Stockholders’ equity	494,544	(72,960)	(77,372)	150,332	494,544
Total liabilities and stockholders’ equity	$1,708,763	$449,175	$140,566	$(894,729)	$1,403,775

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided used in operating activities	$(252)	$(145)	$(136)	$-	$(533)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(17,569)	-	-	-	(17,569)
Property and equipment additions	-	-	(239)	-	(239)
Investment in businesses	-	-	-	-	-
Restricted cash	8,625	-	-	-	8,625
Net cash from investing activities	(8,944)	-	(239)	-	(9,183)
Cash flows from financing activities:
Borrowings from Facility Agreement	-	-	-	-	-
Proceeds from contingent equity agreement	-	-	-	-	-
Payment of deferred financing costs	(489)	-	-	-	(489)
Net cash used in financing activities	(489)	-	-	-	(489)
Effect of exchange rate changes on cash and cash equivalents	-	-	(287)	-	(287)
Net increase (decrease) in cash and cash equivalents	(9,685)	(145)	(662)	-	(10,492)
Cash and cash equivalents at beginning of period	10,220	251	1,321	-	11,792
Cash and cash equivalents at end of period	$535	$106	$659	$-	$1,300

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash used in operating activities	$(847)	$(127)	$(1,609)	$-	$(2,583)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(20,540)	-	-	-	(20,540)
Property and equipment additions	(27)	(83)	(10)	-	(120)
Investment in businesses	(150)	-	-	-	(150)
Restricted cash	(2,500)	-	-	-	(2,500)
Net cash from investing activities	(23,217)	(83)	(10)	-	(23,310)
Cash flows from financing activities:
Borrowings from Facility Agreement	5,008	-	-	-	5,008
Proceeds from contingent equity agreement	18,500	-	-	-	18,500
Payment of deferred financing costs	(250)	-	-	-	(250)
Net cash provided by financing activities	23,258	-	-	-	23,258
Effect of exchange rate changes on cash and cash equivalents	-	-	419	-	419
Net increase (decrease) in cash and cash equivalents	(806)	(210)	(1,200)	-	(2,216)
Cash and cash equivalents at beginning of period	7,343	587	2,021	-	9,951
Cash and cash equivalents at end of period	$6,537	$377	$821	$-	$7,735

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In 2006 we began a process of designing, manufacturing and deploying a second-generation constellation of Low Earth Orbit (“LEO”) satellites to replace our first-generation constellation. Our second-generation satellites are designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. This effort has culminated in the successful launch of our second-generation satellites, with the fourth launch occurring on February 6, 2013. Three prior launches of second-generation satellites were successfully completed in October 2010, July 2011 and December 2011. We are integrating all of the new second-generation satellites with certain first-generation satellites to form our second-generation constellation. As we place each new satellite into service, our service levels increase for our voice and Duplex data customers. When placed into service, the second-generation satellites launched in February 2013 will complete the restoration of our constellation’s Duplex capabilities. We expect this substantial increase in service levels to result in our products and services becoming more desirable to existing and potential customers. Existing subscribers have started to utilize our services more, measured by minutes of usage on the Globalstar System year over year, a trend that we expect to continue. For our existing customers, increases in usage on the Globalstar System may not correlate directly with increased revenue due to the number of subscribers who use our popular unlimited usage rate plans. As we continue to improve Duplex capability, we expect to gain new customers, including winning back former customers, which will result in increased Duplex revenue in the future. We continue to offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

We define a successful level of service for our customers as measured by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. Due to the unique design of the Globalstar System, we outperform on this measure versus geostationary satellite (“GEO”) competitors due to the difference in signal travel distance, approximately 42,000 additional nautical miles for GEO satellites, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

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

At March 31, 2013, we served approximately 532,000 subscribers. We increased our net subscribers by 7% from March 31, 2012 to March 31, 2013. Beginning in 2013, we initiated a process to deactivate certain suspended subscribers in our SPOT subscriber base. As of March 31, 2013, we have deactivated approximately 36,000 subscribers, which represented 15% of our SPOT subscriber base and 6% of our total subscriber base. Excluding suspended SPOT subscribers from our total March 31, 2012 subscriber count, our subscribers increased 15% from March 31, 2012 to March 31, 2013. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We currently provide the following communications services via satellite:

•	two-way voice communication and data transmissions, which we call “Duplex,” between mobile or fixed devices; and
•	one-way data transmissions between a mobile or fixed device that transmits its location and other information to a central monitoring station, which includes the SPOT and Simplex products.

Our services are available only with equipment designed to work on our network. The equipment we offer to our customers consists principally of:

•	Duplex products, including voice and two-way data;
•	Consumer retail SPOT products; and
•	Commercial Simplex one-way transmission products.

We designed our second-generation constellation to support our current lineup of Duplex, SPOT and Simplex data products. With the improvement in both coverage and service quality for our Duplex product offerings resulting from the deployment of our second-generation constellation, we anticipate an expansion of our subscriber base and increases in our average revenue per user, or “ARPU.”

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

Comparison of the Results of Operations for the three months ended March 31, 2013 and 2012

Revenue:

Total revenue increased by $2.6 million, or approximately 15%, to $19.3 million for the three months ended March 31, 2013 from $16.7 million for the three months ended March 31, 2012. This increase was due primarily to a $2.8 million increase in service revenue offset by a slight decrease of $0.2 million in subscriber equipment sales. We continue to see increased service revenue as a result of growth in our SPOT and Simplex subscriber base. We also experienced an increase in Duplex service revenue during the first quarter of 2013 compared to the same period in 2012.

The following table sets forth amounts and percentages of our revenue by type of service for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$4,845	25%	$4,200	25%
SPOT	7,086	37	5,311	32
Simplex	1,815	9	1,310	7
IGO	232	1	187	1
Other	1,412	7	1,619	10
Total	$15,390	79%	$12,627	75%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$1,109	6%	$753	5%
SPOT	926	5	1,027	6
Simplex	1,549	8	2,030	12
IGO	297	2	231	2
Other	62	-	70	--
Total	$3,943	21%	$4,111	25%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three months ended March 31, 2013 and 2012. The following numbers are subject to immaterial rounding inherent to calculating averages.

	March 31,
	2013	2012
Average number of subscribers for the period (three months ended):
Duplex	83,928	91,207
SPOT	226,094	206,530
Simplex	189,050	144,177
IGO	40,854	42,982

ARPU (monthly):
Duplex	$19.24	$15.35
SPOT	10.45	8.57
Simplex	3.20	3.03
IGO	1.89	1.45

Number of subscribers (end of period):
Duplex	83,525	90,366
SPOT	211,106	210,318
Simplex	189,942	147,593
IGO	40,561	42,606
Other	7,143	7,514
Total	532,277	498,397

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

 Service Revenue

Duplex revenue increased approximately 15% for the three months ended March 31, 2013 compared to the same period in 2012. During 2012, we began a process to convert certain Duplex customers to higher rate plans commensurate with our improving service levels. This process has resulted in increases to service revenue and ARPU. Our Duplex subscriber base decreased approximately 8% from March 31, 2013 compared to March 31, 2012. We have experienced some churn in our subscriber base as we have worked over the past several years to improve our coverage, which was impacted by Duplex limitations in our first-generation satellites. However, as our second-generation constellation nears completion, Duplex service levels have improved. New pricing plans are driving increases in Duplex revenue even as some subscribers deactivate when we discontinue lower priced legacy plans.

SPOT service revenue increased approximately 33% for the three months ended March 31, 2013 compared to the same period in 2012.  SPOT subscribers increased less than 1% from March 31, 2012 to March 31, 2013. As stated above, we deactivated approximately 36,000 suspended subscribers during the first quarter of 2013. Excluding these suspended subscribers from our 2012 SPOT subscriber count, SPOT subscribers increased by approximately 21% in 2013. This increase in our SPOT subscriber base generated the increase in SPOT service revenue from the first quarter of 2012.  Our subscriber count includes certain suspended subscribers, which are subscribers who have activated their devices, have access to our network, but no service revenue is being recognized for their fees while we are in the process of collecting payment.  These suspended accounts represented 5% and 20% of our total SPOT subscribers as of March 31, 2013 and 2012, respectively.

Simplex revenue increased approximately 39% for the three months ended March 31, 2013 compared to the same period in 2012.  We generated increased Simplex service revenue due to a 29% increase in our Simplex subscribers from March 31, 2012 to March 31, 2013. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer, as well as product mix.

Other revenue decreased approximately 13% for the three months ended March 31, 2013 compared to the same period in 2012. This decrease was due primarily to the timing and amount of engineering service revenue recognized in the first quarter of 2013 compared to the first quarter of 2012.

Equipment Revenue

Duplex equipment sales increased by approximately 47% for the three months ended March 31, 2013 compared to the same period in 2012. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products.

 Our inventory and advances for inventory balances were $39.8 million and $9.2 million, respectively, as of March 31, 2013, compared with subscriber equipment sales of $3.9 million for the first quarter of 2013. A significant portion of our inventory consists of Duplex products which are designed to operate with both our first-generation and our second-generation satellites. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. In May 2008, we entered into an agreement with Hughes under which Hughes will design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the UTS in various next-generation Globalstar devices.

 We sold a limited number of Duplex products in 2012 and the first quarter of 2013, compared to the high level of inventory on hand. However, we have several initiatives underway intended to increase future sales of Duplex products, which depend upon successfully completing the deployment of our second-generation constellation. With the improvement of both coverage and quality for our Duplex services resulting from the deployment of our second-generation constellation, we expect an increase in the sale of Duplex products which would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased 10% for the three months ended March 31, 2013 compared to the same period in 2012. SPOT2 sales increased from the first quarter of 2012 to 2013; however this increase was offset by a decrease in the selling price of this product near the end of the first quarter of 2012.

Simplex equipment sales decreased approximately 24% for the three months ended March 31, 2013 compared to the same period in 2012. We continue to experience demand for our commercial applications for M2M asset monitoring and tracking, however, revenue related to these products decreased in 2013 from the first quarter of 2012 due to the mix of products sold during the current quarter.

Operating Expenses:

Total operating expenses increased $6.0 million, or approximately 19%, to $37.7 million for the three months ended March 31, 2013 from $31.7 million for the same period in 2012. We attribute this increase primarily to higher non-cash depreciation expense as a result of additional second-generation satellites coming into service throughout 2012 and the first quarter of 2013.

Cost of Services

Cost of services increased $0.3 million, or approximately 4%, to $7.5 million for the three months ended March 31, 2013 from $7.2 million during the same period in 2012. Cost of services comprises primarily network operating costs, which are generally fixed in nature. We have maintained a low operating cost structure since the fourth quarter of 2011 when we implemented a plan to lower costs by monitoring operating expenses and streamlining operations. The increase in cost of services from the first quarter of 2012 was due primarily to research and development costs for new products that we plan to introduce during 2013.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.2 million, or approximately 8%, to $2.9 million for the three months ended March 31, 2013 from $2.7 million for the same period in 2012. We experienced an increase in subscriber equipment sales for Duplex phones during the first quarter of 2013 compared to the same period in 2012, which are sold at a lower margin than certain other products.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Cost of subscriber equipment sales - reduction in the value of inventory was $0.2 million for the three months ended March 31, 2012. During the first quarter of 2012, we recorded an inventory reserve for component parts that will not be utilized in the manufacturing and production of current or future products. These charges did not recur in 2013.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $0.3 million, or approximately 5%, to $6.9 million for the three months ended March 31, 2013 from $6.6 million for the same period in 2012. We have maintained a low operating cost structure since the fourth quarter of 2011 when we implemented a plan to lower costs by monitoring operating expenses and streamlining operations. We experienced an increase in costs during the first quarter of 2013 as we made strategic investments in our sales and marketing initiatives. This increase was offset partially by a decrease in legal fees primarily due to the nonrecurrence in the first quarter of 2013 of expenses related to the 2012 arbitration.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $5.6 million, or approximately 38%, to $20.3 million for the three months ended March 31, 2013 from $14.7 million for the same period in 2012. This increase relates primarily to additional depreciation expense for the second-generation satellites placed into service throughout 2012 and the first quarter of 2013.

Other Income (Expense):

Interest Income and Expense

Interest income and expense, net, increased by $4.7 million to $7.8 million for the three months ended March 31, 2013 from $3.1 million for the same period in 2012. This increase was due primarily to a reduction in our capitalized interest due to the status of our construction in progress. As we place satellites into service, our construction in progress balance related to our second-generation satellites decreases, which reduces the amount of interest we can capitalize under GAAP. As a result of this decrease in our construction in progress balance, we recorded approximately $6.7 million and $1.8 million in interest expense during the first quarters of 2013 and 2012, respectively.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $7.0 million to a gain of $0.5 million for 2013 from a loss of $6.5 million in 2012, due primarily to changes in our stock price.

Other

Other income increased by $0.5 million to $0.6 million for the three months ended March 31, 2013 compared to $0.1 million for the same period in 2012.  Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods. In February 2013, the Venezuelan government devalued its currency. As a result of this devaluation, we recorded a foreign currency gain of approximately $0.8 million during the first quarter of 2013. This gain was offset slightly by other foreign currency losses recognized during the quarter. We do not expect the Venezuela currency devaluation to have a material impact on our operations or financial performance in the future.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet capital expenditure needs, including deploying our second-generation constellation, making improvements to our ground infrastructure, repayment of our current and long-term debt, operating costs, and working capital. Our principal sources of liquidity include cash on hand ($1.3 at March 31, 2013) and cash flows from operations. We also have an equity line agreement with Terrapin under which we may require Terrapin to purchase up to $30.0 million of our common stock. See below for further discussion.

Comparison of Cash Flows for the three months ended March 31, 2013 and 2012

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash used in operating activities	$(533)	$(2,583)
Net cash used in investing activities	(9,183)	(23,310)
Net cash provided by (used in) financing activities	(489)	23,258
Effect of exchange rate changes on cash	(287)	419
Net decrease in cash and cash equivalents	$(10,492)	$(2,216)

Cash Flows Used by Operating Activities

Net cash used in operating activities during the three months ended March 31, 2013 was $0.5 million compared to $2.6 million in the first quarter of 2012. We experienced favorable changes in operating assets and liabilities during the three months ended March 31, 2013, which resulted less cash used in operating activities for the quarter.

Cash Flows Used in Investing Activities

Cash used in investing activities was $9.2 million for the three months ended March 31, 2013 compared to $23.3 million for the same period in 2012. This decrease resulted primarily from changes in our restricted cash accounts. During the first quarter of 2013, we used $8.6 million of excess funds held in our debt service reserve account to pay launch related expenses. The decrease in cash used in investing activities also resulted from decreased payments related to the construction of our second-generation constellation as the constellation neared completion and the deferral of payments to contactors working on the construction of our next-generation ground upgrades.

We expect to continue to incur capital expenditures throughout 2013 relating to certain costs incurred during previous launches and relating to additional capital expenditures to upgrade our gateways and other ground facilities.

Cash Flows Provided by Financing Activities

The cash outflow for financing activities during the three months ended March 31, 2013 was due to payments made for financing costs as we continue to seek to amend existing debt arrangements and obtain additional external financing. Cash provided by financing activities during the same period in 2012 consisted of borrowings on our Facility Agreement and proceeds from our contingent equity account, which did not recur in the first quarter of 2013.

Cash Position and Indebtedness

As of March 31, 2013, cash and cash equivalents were $1.3 million; cash available under our Facility Agreement was $0.7 million (subject to certain restrictions, see below for further discussion); interest earned on funds previously held in our contingent equity account was $1.1 million (subject to certain restrictions, see below for further discussion), and excess funds held in our debt service reserve account were $0.2 million (subject to certain restrictions, see below for further discussion); compared to cash and cash equivalents of $11.8 million; cash available under our Facility Agreement of $0.7 million; interest earned on funds previously held in our contingent equity account of $1.1 million, and excess funds held in our debt service reserve account of $8.9 million at December 31, 2012. We also have an equity line agreement with Terrapin under which we may require Terrapin to purchase up to $30.0 million of our common stock. See below for further discussion.

The carrying amount of our current and long-term debt outstanding was $657.5 million and $97.7 million, respectively, at March 31, 2013 compared to $655.9 million and $95.1 million, respectively, at December 31, 2012.

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

 The facility is scheduled to mature 84 months after the first repayment date, as amended. Semi-annual principal repayments are scheduled to begin in June 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.25% through December 2017 and 2.40% thereafter. Interest payments are due on a semi-annual basis.

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

Pursuant to the terms of the Facility Agreement, in June 2009 we were required to fund a total of $46.8 million to the debt service reserve account. The required amount was to be funded until the date that was six months prior to the first principal repayment date, currently scheduled for June 2013. The minimum required balance fluctuates over time based on the timing of principal and interest payment dates. In December 2012, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date scheduled for June 2013. The agent for our Facility Agreement permitted us to withdraw this amount to pay certain capital expenditure costs associated with the fourth launch of our second-generation satellites in February 2013. To the extent the first repayment date is extended to a date later than June 2013, the $8.9 million may be required to be refunded into this account.

As a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration ruling in 2012, the lenders concluded that events of default occurred under the Facility Agreement. We are also in default of certain other financial and nonfinancial covenants, including, but not limited to, required minimum funding of our debt service account, in-orbit acceptance of all of our second-generation satellites by April 2013 and certain events of default existing under the terms of the 5.75% Notes (see further discussion on the 5.75% Notes below), As of the date of this Report, the agent for our Facility Agreement has not notified us of the lenders’ intention to accelerate the debt; however, we have shown the borrowings as current on the March 31, 2013 balance sheet in accordance with applicable accounting rules. We are currently working with the lenders to seek all necessary waivers or amendments associated with existing events of default, but there can be no assurance that we will be successful. The lenders currently are not permitting funding of the remaining $0.7 million available under the Facility, which we would use to pay Thales for the remaining milestone payments on the second-generations satellites.

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

Due to the launch delays, we expect that we may not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months.  Projected noncompliance with covenants include, but are not limited to, minimum consolidated adjusted EBITDA, minimum debt service coverage ratio and minimum net debt to adjusted consolidated EBITDA. If we cannot obtain either a waiver or an amendment, any of these failures to comply would represent an additional event of default. An event of default under the Facility Agreement would permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would permit acceleration of our obligations under other indebtedness that contains cross-acceleration provisions.

We are engaged in discussions with the lenders regarding the restructuring the terms of the Facility Agreement. We can give no assurance that these discussions will be successful. If they are not successful, we intend to explore other available restructuring and reorganization alternatives.

See Note 4 to our Condensed Consolidated Financial Statements for further discussion of the Facility Agreement and other current and long-term debt.

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

See Note 4 to our Condensed Consolidated Financial Statements for further discussion of the Terrapin agreement.

 5.75% Convertible Senior Notes due 2028

Effective as of April 1, 2013, we entered into a forbearance agreement (as subsequently amended, the “Forbearance Agreement”) with beneficial owners and investment managers for beneficial owners (the "Forbearing Note Holders") of an aggregate of approximately 78% of our outstanding 5.75% Convertible Senior Notes due 2028 (the “5.75% Notes”). Pursuant to the Forbearance Agreement, the Forbearing Note Holders agreed to forbear during the period described below from exercising any of their rights and remedies under the 5.75% Notes, including, without limitation, accelerating the 5.75% Notes, or under the Indenture and the First Supplemental Indenture governing the 5.75% Notes, each dated as of April 15, 2008, between us and U.S. Bank National Association, as Trustee (collectively, as amended and supplemented or otherwise modified, the "Indenture") in each case with respect to our failure to pay interest on the 5.75% Notes and to purchase the tendered 5.75% Notes, each due on April 1, 2013 (the “Specified Defaults”).

The Forbearance Agreement is intended to provide us a further opportunity to negotiate a restructuring of our indebtedness represented by the 5.75% Notes. We are actively negotiating with the Forbearing Note Holders the terms of a potential debt restructuring arrangement with the objective of reaching agreement by the end of the forbearance period. We are seeking the consent of the lenders under the Facility Agreement to such restructuring; however, there is no assurance that this consent will be obtained. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any debt restructuring will be completed by the end of the forbearance period or at all. If we are not able to successfully negotiate and complete a debt restructuring, we intend to explore other available restructuring and reorganization alternatives.

The forbearance period runs from April 1, 2013 through 11:59 P.M. (ET) on May 13, 2013. The forbearance period will end earlier if:

•	we breach the Forbearance Agreement;
•	any of our representations or warranties in the forbearance agreement was not true and correct when made;
•	any event of default (other than with respect to the Specified Defaults) occurs under the Indenture;
•	the filing of any involuntary proceeding under any bankruptcy or insolvency law against us, which we do not timely oppose;
•	with certain limited exceptions, more than $5 million in the aggregate of our funded indebtedness (other than the 5.75% Notes) or any other material agreement is accelerated;
•	our obligations under the 5.75% Notes are accelerated (other than by the Forbearing Note Holders in violation of the forbearance agreement) by declaration of the Trustee; or
•	we commence any voluntary bankruptcy, insolvency, reorganization or other similar proceedings.

The Forbearance Agreement contains additional agreements, including that:

•	during the forbearance period, we will not purchase any 5.75% Notes or pay any of the purchase price for or interest on the 5.75% Notes which we were required to pay on April 1, 2013;
•	we will use our reasonable best efforts to obtain the consent of the lenders under the Facility Agreement to an exchange transaction between us and the Forbearing Note Holders and to document and close an exchange transaction;
•	the Forbearing Note Holders will instruct the Trustee not to declare an acceleration of the 5.75% Notes or take any other action with respect to the Specified Defaults during the forbearance period;
•	we will pay unpaid fees and expenses of counsel to the Forbearing Note Holders for the period ending April 1, 2013;
•	we have agreed to issue shares of our voting common stock to certain of the Forbearing Note Holders if an exchange transaction is not consummated within five days after the forbearance period; and
•	the Forbearing Note Holders have agreed to support and cooperate with us in good faith in consummating an exchange transaction prior to the end of the forbearance period.

Holders of the 5.75% Notes (of which an aggregate principal amount of $71.8 million is outstanding) had the right to require that we purchase the 5.75% Notes on April 1, 2013 for 100% of the principal amount to be purchased. On March 29, 2013, U.S. Bank National Association, the Trustee under the Indenture, notified us in writing that holders representing $70,654,000 principal amount of 5.75% Notes (98.4% of the outstanding 5.75% Notes) had exercised their purchase rights pursuant to the Indenture. Under the Indenture, we were required to deposit by 11 A.M. on April 1, 2013 the purchase price of $70,654,000 in cash with the Trustee to effect the purchase of the 5.75% Notes from the exercising holders.

We currently do not have sufficient funds to pay the purchase price if these exercising holders seek to enforce their purchase rights under the Indenture. As described above, the failure to pay the purchase price is a Specified Default under the Forbearance Agreement. If the obligations under the 5.75% Notes are accelerated, an event of default may occur under our other funded indebtedness in an aggregate amount of up to $675,000,000.

In addition, the Indenture also requires that on April 1, 2013 we pay interest on the 5.75% Notes for the six months ended March 31, 2013 in the aggregate amount of $2,064,365. We have not made this payment. Under the Indenture, failure to pay this interest by April 30, 2013 constituted an event of default. As described above, the failure to pay interest is also a Specified Default under the Forbearance Agreement.

Capital Expenditures

We have entered into various contractual agreements related to the procurement and deployment of our second-generation constellation and next-generation ground upgrades, as summarized below. We are currently in negotiations with certain contractors to defer some scheduled payments to later in 2013 and beyond. The discussion below is based on our current contractual obligations to these contractors.

Second-Generation Satellites

We have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed launches of our second-generation satellites in October 2010, July 2011, December 2011 and February 2013.

We have a contract with Arianespace for the launch of these second-generation satellites and certain pre and post-launch services. We have also incurred additional costs which are owed to Arianespace for launch delays. These amounts are included in “Other Capital Expenditures and Capitalized Labor” in the table below.

The amount of capital expenditures incurred as of March 31, 2013 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through March 31,	Estimated Future Payments
Capital Expenditures	2013	Remaining 2013	2014	Thereafter	Total
Thales Second-Generation Satellites	$622,018	672	$-	$-	$622,690
Arianespace Launch Services	216,000	-	-	-	216,000
Launch Insurance	39,903	-	-	-	39,903
Other Capital Expenditures and Capitalized Labor	51,594	9,517	-	-	61,111
Total	$929,515	$10,189	$-	$-	$939,704

As of March 31, 2013, we had recorded $9.1 million of these capital expenditures in accounts payable and accrued expenses.

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the UTS in various next-generation Globalstar devices. This contract has been subsequently amended to revise certain payment milestones and add additional features to the contract.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the contract, including subsequent additions, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at our satellite gateway ground stations.

The amount of capital expenditures incurred as of March 31, 2013 and estimated future capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs is presented in the table below (in thousands):

	Payments through March 31,	Estimated Future Payments
Capital Expenditures	2013	Remaining 2013	2014	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$60,491	$24,759	$9,307	$10,791	$105,348
Ericsson ground network	4,384	4,757	18,629	1,266	29,036
Other Capital Expenditures	562	-	-	-	562
Total	$65,437	$29,516	$27,936	$12,057	$134,946

As of March 31, 2013, we recorded $20.0 million of these capital expenditures in accounts payable.

In March 2013, we entered into an agreement with Hughes to extend to June 28, 2013, or the close of a financing, our deadline to make payments previously due under the contract, provided we made payments of $1.1 million in April 2013, $0.3 million in May 2013 and $0.3 million in June 2013. The deferred payments continue to incur interest at the rate of 10% per annum. As of March 31, 2013, we had incurred and capitalized $72.6 million of costs related to this contract, of which $17.6 million is recorded in accounts payable. If we terminate the contract for convenience, we must make a final payment of $20.0 million in either cash or our common stock at our election.  If we elect to pay in our common stock, Hughes will have the option either to accept the common stock or instruct us to complete a block sale of the stock and deliver the proceeds to Hughes. If Hughes chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

In February 2013, we entered into an agreement with Ericsson which deferred to the earlier of June 1, 2013, or the close of a financing, approximately $2.6 million in milestone payments due under the contract, provided we make two payments of $0.1 million each in February 2013. We have made both payments. The remaining milestones previously scheduled under the contract were deferred to later in 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum. As of March 31, 2013, we had incurred and capitalized $6.8 million of costs related to this contract, of which we recorded $2.4 million in accounts payable. If we terminate the contract for convenience, we must make a final payment of $10.0 million in either cash or our common stock at our election. If we elect to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct us to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

 Liquidity

 As discussed in Note 2 to our Condensed Consolidated Financial Statements, we have developed a plan to improve operations and to complete the deployment of our second-generation satellites and to make our improvements to our ground infrastructure. We currently lack sufficient resources to meet our existing contractual obligations over the next 12 months. As a result, there is substantial doubt that we can continue as a going concern. In order to continue as a going concern, we must obtain additional external financing; amend the Facility Agreement and certain other contractual obligations; and restructure the 5.75% Notes. In addition, substantial uncertainties remain related to our noncompliance with certain of the Facility Agreement’s covenants (see Note 4 to our Condensed Consolidated Financial Statements for further discussion) and the impact and timing of our plans to improve operating cash flows and to restructure our contractual obligations. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, our ability to continue to execute our business plans will be adversely affected. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions.

Our principal long-term liquidity needs include maintaining service coverage levels and making improvements to our ground infrastructure, funding our working capital and cash operating needs, including any growth in our business, and to fund repayment of our indebtedness, both principal and interest, when due. We expect sources of long-term liquidity to include the exercise of warrants and other additional debt and equity financings, which have not yet been arranged. We cannot assure you that we can obtain sufficient additional financing on acceptable terms, if at all. We also expect cash flows from operations to be a source of long-term liquidity once we have fully deployed our second-generation satellite constellation. We are not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on our performance and liquidity.

Contractual Obligations and Commitments

There have been no other significant changes to our contractual obligations and commitments since December 31, 2012 except those discussed above.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our base rate will be 1% less than the then 6-month Libor rate. The applicable margin from the Base Rate ranges from 2.07% to 2.4% through the termination date of the facility. Assuming that we borrowed the entire $586.3 million under the Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2013, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three months ended March 31, 2013.

(b)	Changes in internal control over financial reporting.

As of March 31, 2013, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission ("SEC"), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to the risk factors disclosed in Part I. Item 1A."Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Amendment No. 9 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of January 18, 2013

10.2	Waiver Letter No. 13 to the Facility Agreement dated January 23, 2013

10.3†	Letter Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of February 13, 2013

10.4†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated March 26, 2013

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: May 9, 2013
James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)

