Form 10-Q
period 2013-06-30
Globalstar, Inc.
filed 2013-08-15
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, 407,946,332 shares of voting common stock and 256,875,000 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue:
Service revenues	$15,409	$14,150	$30,799	$26,777
Subscriber equipment sales	4,426	5,831	8,369	9,942
Total revenue	19,835	19,981	39,168	36,719
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,205	7,542	14,732	14,803
Cost of subscriber equipment sales	3,587	3,701	6,527	6,425
Cost of subscriber equipment sales - reduction in the value of inventory	-	49	-	298
Marketing, general, and administrative	6,577	7,018	13,501	13,637
Reduction in the value of long-lived assets	-	7,139	-	7,218
Contract termination charge	-	22,048	-	22,048
Depreciation, amortization, and accretion	22,067	15,888	42,399	30,623
Total operating expenses	39,436	63,385	77,159	95,052
Loss from operations	(19,601)	(43,404)	(37,991)	(58,333)
Other income (expense):
Loss on extinguishment of debt	(47,240)	-	(47,240)	-
Loss on future equity issuance	(13,969)	-	(13,969)	-
Interest income and expense, net of amounts capitalized	(15,216)	(3,781)	(22,968)	(6,831)
Derivative gain (loss)	(29,903)	20,432	(29,377)	13,911
Other	(224)	(632)	417	(500)
Total other income (expense)	(106,552)	16,019	(113,137)	6,580
Loss before income taxes	(126,153)	(27,385)	(151,128)	(51,753)
Income tax expense	119	148	222	305
Net loss	$(126,272)	$(27,533)	$(151,350)	$(52,058)
Loss per common share:
Basic	$(0.25)	$(0.07)	$(0.31)	$(0.14)
Diluted	(0.25)	(0.07)	(0.31)	(0.14)
Weighted-average shares outstanding:
Basic	496,169	379,433	484,244	368,482
Diluted	496,169	379,433	484,244	368,482

Comprehensive loss	$(126,353)	$(27,443)	$(152,000)	$(51,509)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	(Unaudited)	(Audited)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,237	$11,792
Restricted cash	38,152	46,777
Accounts receivable, net of allowance of $6,195 and $6,667, respectively	14,907	13,944
Inventory	38,109	42,181
Deferred financing costs	30,344	34,622
Prepaid expenses and other current assets	6,440	5,233
Total current assets	134,189	154,549
Property and equipment, net	1,207,810	1,215,156
Deferred financing costs	15,917	16,883
Advances for inventory	9,158	9,158
Intangible and other assets, net	7,630	8,029
Total assets	$1,374,704	$1,403,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$585,670	$655,874
Accounts payable, including contractor payables of $27,204 and $27,747, respectively	34,845	35,685
Accrued contract termination charge	22,802	23,166
Accrued expenses	27,106	28,164
Payables to affiliates	316	230
Derivative liabilities	40,660	-
Deferred revenue	18,677	18,041
Total current liabilities	730,076	761,160
Long-term debt, less current portion	127,112	95,155
Employee benefit obligations	7,216	7,221
Derivative liabilities	69,855	25,175
Deferred revenue	4,433	4,640
Other non-current liabilities	14,756	15,880
Total non-current liabilities	223,372	148,071

Commitments and contingent liabilities (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2013 and December 31, 2012:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Voting Common Stock of $0.0001 par value; 865,000,000 shares authorized; 413,956,753 and 354,085,753 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	41	35
Nonvoting Common Stock of $0.0001 par value; 135,000,000 shares authorized; 135,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	889,912	864,175
Future equity issuance of common stock to related party	52,969	-
Accumulated other comprehensive loss	(2,408)	(1,758)
Retained deficit	(519,272)	(367,922)
Total stockholders’ equity	421,256	494,544
Total liabilities and stockholders’ equity	$1,374,704	$1,403,775

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows provided by (used in) operating activities:
Net loss	$(151,350)	$(52,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	42,399	30,623
Change in fair value of derivative assets and liabilities	28,472	(13,911)
Stock-based compensation expense	793	394
Amortization of deferred financing costs	4,081	1,673
Loss on equity method investments	-	210
Noncash interest and accretion expense	12,083	2,884
Reduction in the value of long-lived assets and inventory	-	7,516
Provision for bad debts	794	281
Contract termination charge	-	22,048
Loss on extinguishment of debt	47,240	-
Loss on future equity issuance	13,969	-
Unrealized foreign currency loss	(1,176)	323
Other, net	407	684
Changes in operating assets and liabilities:
Accounts receivable	(1,851)	202
Inventory	3,493	317
Prepaid expenses and other current assets	(1,349)	891
Other assets	556	146
Accounts payable and accrued expenses	(106)	(1,033)
Payables to affiliates	86	(208)
Other non-current liabilities	(837)	(540)
Deferred revenue	470	1,366
Net cash provided by (used in) operating activities	(1,826)	1,808
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(27,666)	(33,562)
Property and equipment additions	(569)	(195)
Investment in businesses	(355)	(200)
Restricted cash	8,625	(700)
Net cash used in investing activities	(19,965)	(34,657)
Cash flows provided by financing activities:
Borrowings from Facility Agreement	-	5,008
Proceeds from contingent equity agreement	-	23,000
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)
Payments for 5.75% Notes not exchanged	(6,250)
Payments to lenders and other fees associated with exchange	(2,482)
Proceeds for future equity issuance to related party	39,000
Proceeds from issuance of common stock and exercise of warrants	1,206	100
Payment of deferred financing costs	(1,481)	(250)
Net cash provided by financing activities	16,449	27,858
Effect of exchange rate changes on cash	(213)	(140)
Net decrease in cash and cash equivalents	(5,555)	(5,131)
Cash and cash equivalents, beginning of period	11,792	9,951
Cash and cash equivalents, end of period	$6,237	$4,820
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$11,445	$16,894
Income taxes	63	144
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and ground costs	743	5,039
Increase in non-cash capitalized interest for second-generation satellites and ground costs	2,910	2,473
Capitalization of the accretion of debt discount and amortization of debt issuance costs	3,901	6,334
Interest and other payments made in convertible notes and common stock	3,673	3,807
Conversion of debt into common stock	8,615	-
Reduction in debt discount and issuance costs related to note conversions	5,166	-
Extinguishment of principal amount of 5.75% Notes	(71,804)	-
Issuance of principal amount of 8% Notes Issued in 2013	54,611	-
Issuance of common stock to exchanging note holders at fair value	12,127	-
Fair value adjustment due to warrant conversions	-	420
Conversion of contingent equity account derivative liability to equity	-	5,853
Value of warrants issued in connection with the contingent equity account loan fee	-	2,226

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

2. MANAGEMENT’S PLANS REGARDING FUTURE OPERATIONS

Current sources of liquidity include cash on hand, cash flows from operations, funds which Thermo Funding Company LLC (including its affiliates, “Thermo”) has agreed to invest or arrange to be invested in the Company pursuant to the Equity Commitment, Restructuring Support and Consent Agreement dated as of May 20, 2013 among the Company, Thermo, BNP Paribas, as agent, and the lenders under the Facility Agreement (as defined below) (the “Consent Agreement”) and the Global Deed of Amendment and Restatement (the “GARA”) described below and funds available from the Company’s equity line agreement with Terrapin Opportunity, L.P. (“Terrapin”).

On July 31, 2013, the Company entered into the GARA with Thermo, the Company’s domestic subsidiaries (the “Subsidiary Guarantors”), a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial as arrangers and BNP Paribas as the security agent and COFACE Agent, providing for the amendment and restatement of Globalstar’s existing $586.3 million senior secured credit facility (the “Facility Agreement”) dated as of June 5, 2009 (as previously amended, the “Existing Credit Agreement”) and certain related credit documents. The GARA, when effective, will waive all of Globalstar’s existing defaults under the Existing Credit Agreement, extend the term of the facility by two and a half years (postponing an aggregate of $235.3 million in principal payments through 2019), and restructure the financial covenants. The GARA provides that, upon the effective date of the transactions contemplated by the GARA, the Existing Credit Agreement and certain related credit documents will be amended and restated in the forms attached to the GARA.

As previously reported, the Company is required to meet certain conditions precedent to close the transactions contemplated by the GARA. The Company expects to fulfill these conditions precedent in the near future. However, the Company cannot guarantee if or when it will be able to satisfy these conditions. (See Notes 4 and 17 for further discussion.)

In order to continue as a going concern, the Company must fulfill the conditions precedent necessary for the effectiveness of the GARA, and execute its business plan, which assumes the modification of certain obligations and the funding of the financial arrangements with Thermo and Terrapin as discussed above. Substantial uncertainties remain related to the impact and timing of these events. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, the Company’s ability to continue to execute its business plan will be adversely affected. The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the items discussed below, except as otherwise disclosed.

The Company has taken the following steps towards improving operations; completing and maintaining its second-generation constellation and next-generation ground infrastructure; and obtaining additional financing:

•	Reduced operating expenses by, among other things, streamlining its supply chain and other operations, consolidating its world-wide operations, including the completion of the relocation of its corporate headquarters to Covington, Louisiana, and simplifying its product offerings. The Company has continued to maintain a low cost operating structure, while strategically investing in sales and marketing and new product development.

•	Increased revenues by transitioning legacy Duplex customers to more profitable plans, commensurate with the Company’s improved service coverage, and adding new subscribers to the network at growing rates.

•	Successfully launched all of its second-generation satellites, excluding one on-ground spare.

•	Entered into other financing arrangements with Thermo under which Thermo has provided or agreed to provide or arrange $85.0 million in equity or equity-linked financing.

•	Entered into a $30.0 million equity line agreement with Terrapin.

•	Drew $60.0 million from its contingent equity account.

•	Settled disputes with Thales Alenia Space (“Thales”) regarding prior contractual issues.

•	Implemented sales and marketing programs designed to take advantage of the continued expansion of the Company’s Duplex coverage, including entering into new sales agreements and introducing new pricing plans commensurate with improved service levels.

•	Commenced a proceeding before the Federal Communications Commission (“FCC”) seeking authority to utilize the Company’s MSS spectrum to offer mobile broadband services separate and apart from, but coordinated with, its satellite-based communications.

•	Introduced the SPOT Global Phone, which is meant to leverage the Company’s retailer distribution channels and SPOT brand name.

•	Introduced the SPOT Gen3™, the next generation of the SPOT Satellite GPS Messenger™. SPOT Gen3™ offers enhanced functionality with more tracking features, improved battery performance and more power options including rechargeable and USB direct line power.

•	Issued in May 2013 $54.6 million principal amount of new 8.00% Convertible Senior Notes (the “8.00% Notes Issued in 2013”), together with cash and shares of its common stock, in exchange for all of the Company’s $71.8 million principal amount 5.75% Convertible Senior Unsecured Notes (the “5.75% Notes”), which were in default.

•	Signed the GARA in July 2013 (as discussed above), which will, when effective, significantly adjust the principal repayment schedule and covenant levels required under the Agreement.

The Company believes that these actions, combined with additional actions included in its operating plan, will result in improved cash flows from operations, provided the significant uncertainties described in the first section of this footnote are successfully resolved. These additional actions include, among other things, the following:

•	Completing second-generation ground infrastructure upgrades that will permit the Company to offer a new suite of consumer and enterprise products that leverage the Company’s new, inexpensive chip architecture.

•	Negotiating agreements with third parties to restart operations at certain existing Globalstar gateways to make coverage in additional areas commercially viable.

•	Continuing to pursue numerous opportunities in the field of aviation; including next-generation “space-based” air traffic management services, in association with the Company’s technology partner, ADS-B Technologies, LLC.

•	Continuing to control operating expenses while redirecting available resources to the marketing and sale of product offerings.

•	Improving its key business processes and leveraging its information technology platform.

•	Introducing new and innovative Simplex, SPOT and Duplex products to the market that will further drive sales volume and revenue.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Globalstar System:
Space component	$1,166,358	$934,900
Ground component	48,335	49,089
Construction in progress:
Space component	79,317	280,729
Ground component	106,457	102,903
Prepaid long-lead items and other	17,670	17,920
Total Globalstar System	1,418,137	1,385,541
Internally developed and purchased software	14,844	14,414
Equipment	12,727	12,800
Land and buildings	3,848	4,003
Leasehold improvements	1,499	1,512
	1,451,055	1,418,270
Accumulated depreciation and amortization	(243,245)	(203,114)
	$1,207,810	$1,215,156

Amounts in the table above consist primarily of costs incurred related to the construction of the Company’s second-generation constellation, related launch services and ground upgrades. Amounts included in the Company’s construction in progress - space component balance as of June 30, 2013 consist primarily of costs related to the remaining second-generation satellite launched in February 2013 that has not yet been placed into commercial service as well as a spare satellite that will be included in a future launch of satellites. When the launched satellite is placed into commercial service, the estimated cost per satellite will be transferred from construction in progress to the Globalstar System space component. See Note 8 for further discussion of the Company’s contractual obligations.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	June 30,	December 31,
	2013	2012
Total interest capitalized	$228,058	$216,477

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest cost eligible to be capitalized	$11,927	$14,783	25,732	$29,634
Interest cost recorded in interest expense, net	(7,484)	(2,756)	(14,151)	(4,696)
Net interest capitalized	4,443	12,027	11,581	24,938

 The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Depreciation expense	$21,817	$15,111	$41,690	$29,578

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2013		December 31, 2012
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value
Facility Agreement	$585,670	$585,670	$585,670	$585,670
Subordinated Loan	56,809	53,358	53,499	49,822
5.75% Convertible Senior Unsecured Notes	-	-	71,804	70,204
8.00% Convertible Senior Notes Issued in 2013	54,611	28,086	-	-
5.0% Convertible Senior Unsecured Notes	33,114	14,757	40,920	16,701
8.00% Convertible Senior Unsecured Notes Issued in 2009	49,665	30,911	48,228	28,632
Total Debt	779,869	712,782	800,121	751,029
Less: Current Portion	585,670	585,670	657,474	655,874
Long-Term Debt	$194,199	$127,112	$142,647	$95,155

The table above represents the principal amount and carrying value of long-term debt at June 30, 2013 and December 31, 2012. The principal amounts shown above include payment of in kind interest, if any. The carrying value is net of any discounts to the loan amounts at issuance, as further described below, including accretion.

Facility Agreement

The Company has $586.3 million principal amount of indebtedness under the Existing Facility Agreement that is scheduled to mature 84 months after the first principal repayment date. Semi-annual principal repayments are scheduled to begin in June 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.25% through December 2017, increasing to 2.40% thereafter. Ninety-five percent of the Company’s obligations under the Existing Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Existing Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Existing Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants.

The Existing Facility Agreement requires the Company to fund a total of $46.8 million to the debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Existing Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuates over time based on the timing of principal and interest payment dates. In December 2012, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date scheduled for June 2013. In January 2013, the agent for the Existing Facility Agreement permitted the Company to withdraw from the debt service reserve account $8.9 million that was in excess of the required balance to enable the Company to pay capital expenditure costs for the fourth launch of its second-generation satellites. As of June 30, 2013, the Company drew $8.7 million of the permitted $8.9 million to pay certain capital expenditures from the fourth launch and the Company classified approximately $38.1 million in the debt service reserve account as restricted cash.

 As a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration ruling in 2012, the lenders concluded that events of default had occurred under the Existing Facility Agreement. The Company is also in default of certain other financial and nonfinancial covenants, including, but not limited to, lack of payment of principal in June 2013 in accordance with the terms of the Existing Facility Agreement, minimum required funding for the Company’s debt service account, and in-orbit acceptance of all of its second-generation satellites by April 2013. As of June 30, 2013, the borrowings were shown as current on the Company’s condensed consolidated balance sheet in accordance with applicable accounting rules.

Due to the launch delays, the Company expects that it may not be in compliance with certain financial and nonfinancial covenants specified in the Existing Facility Agreement during the next 12 months.  If the Company cannot obtain either a waiver or an amendment, the failure to comply with these covenants would represent additional events of default. An event of default under the Existing Facility Agreement could permit the lenders to accelerate the indebtedness under the Existing Facility Agreement. That acceleration could permit acceleration of the Company’s obligations under other debt arrangements, as described below, that contain cross-acceleration provisions.

See Note 17 for discussion on subsequent events related to the Existing Facility Agreement, including the lenders’ waiver of the events of default occurring as of June 30, 2013 and amendments to the financial covenants included in the Existing Facility Agreement.

Contingent Equity Agreement

The Company has a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Existing Facility Agreement. Under the terms of the Existing Facility Agreement, the Company has the right to make draws from this account if and to the extent it has an actual or projected deficiency in its ability to meet obligations due within a forward-looking 90-day period. Thermo pledged the contingent equity account to secure the Company’s obligations under the Existing Facility Agreement.

The Contingent Equity Agreement provides that the Company will pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee is payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The Company determined that the warrants issued in conjunction with the availability fee were derivatives and recorded the value of the derivatives as a component of other non-current liabilities, at issuance. The offset was recorded in other assets and is being amortized over the one-year availability period. The warrants issued on June 19, 2012 are not subject to a reset provision subsequent to issuance and are therefore not considered a derivative instrument. The value of the warrants issued was recorded as equity and the offset was recorded in other assets and was amortized over the one-year availability period.

When the Company made draws on the contingent equity account, it issued Thermo shares of common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw. The 20% discount on the value of the shares issued to Thermo is treated as a deferred financing cost and is amortized over the remaining term of the Existing Facility Agreement. The Company had drawn the entire $60.0 million from this account as of December 31, 2012. Approximately $1.1 million of interest earned from the funds previously held in this account remained in the account at June 30, 2013 and was available to be drawn by the Company, subject to lender approval. See Note 17 for discussion on subsequent events impacting the withdrawal of funds from this account.

Since the origination of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase 41,467,980 shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement and 160,916,223 shares of common stock resulting from the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement. As of June 30, 2013, no warrants issued in connection with the Contingent Equity Agreement had been exercised.

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

Subordinated Loan

The Company has a Loan Agreement with Thermo whereby Thermo agreed to lend the Company $25.0 million for the purpose of funding the debt service reserve account required under the Existing Facility Agreement. In 2011, this loan was increased to $37.5 million. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Existing Facility Agreement.  Amounts deposited in the debt service reserve account are restricted to payments due under the Existing Facility Agreement, unless otherwise authorized by the lenders. See Note 17 for discussion on subsequent events related to the Existing Facility Agreement.

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Existing Facility Agreement. The loan becomes due and payable six months after the obligations under the Existing Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Existing Facility Agreement occurs. As additional consideration for the loan, the Company issued Thermo a warrant to purchase 4,205,608 shares of common stock at $0.01 per share with a five-year exercise period. No voting common stock is issuable upon such exercise if such issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing voting common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

 The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the principal amount of the loan. The Company is accreting the debt discount associated with the warrant to interest expense over the term of the loan agreement using an effective interest method. As of June 30, 2013, the remaining debt discount was $3.5 million, and $19.3 million of interest was outstanding; these amounts are included in long-term debt on the Company’s condensed consolidated balance sheet.

5.75% Convertible Senior Unsecured Notes

In 2008, the Company issued $150.0 million aggregate principal amount of 5.75% Notes, which were subject to repurchase by the Company for cash at the option of the holders in whole or part on April 1, 2013 at a purchase price equal to 100% of the principal amount ($71.8 million aggregate principal was outstanding at April 1, 2013) of the 5.75% Notes, plus accrued and unpaid interest, if any.

On March 29, 2013, U.S. Bank National Association, the Trustee under the Indenture and the First Supplemental Indenture governing the 5.75% Notes, each dated as of April 15, 2008, between the Company and the Trustee (collectively, as amended and supplemented or otherwise modified, the "Indenture"), notified the Company in writing that holders of approximately $70.7 million principal amount of 5.75% Notes had exercised their purchase rights pursuant to the Indenture. Under the Indenture, the Company was required to deposit with the Trustee by 11 A.M. on April 1, 2013, the purchase price of approximately $70.7 million in cash to effect the repurchase of the 5.75% Notes from the exercising holders. The Company did not have sufficient funds to pay the purchase price.

In addition, the Indenture also required that, on April 1, 2013, the Company pay interest on the 5.75% Notes in the aggregate amount of approximately $2.1 million for the six months ended March 31, 2013. The Company did not make this payment. Under the Indenture, failure to pay this interest by April 30, 2013 constituted an event of default.

As discussed below, these events of default were cured pursuant to the Exchange Agreement transactions executed on May 20, 2013.

On May 20, 2013, the Company redeemed the remaining 5.75% Notes for cash equal to their principal amount.

Exchange Agreement

On May 20, 2013, the Company entered into an Exchange Agreement with the beneficial owners and investment managers for beneficial owners (the “Exchanging Note Holders”) of approximately 91.5% of its outstanding 5.75% Notes and completed the transactions contemplated by the Exchange Agreement.

Pursuant to the Exchange Agreement, the Exchanging Note Holders surrendered their 5.75% Notes (the “Exchanged Notes”) to the Company for cancellation in exchange for:

•	Approximately $13.5 million in cash, with respect to the principal amount of the Exchanged Notes, plus approximately $0.5 million in cash, equal to all accrued and unpaid interest on the Exchanged Notes from April 1, 2013 to the closing;
•	Approximately 30.3 million shares of voting common stock of the Company; and
•	Approximately $54.6 million principal amount of the Company’s new 8.00% Convertible Senior Notes due April 1, 2028 (the “8.00% Notes Issued in 2013”), with an initial conversion price of $0.80 per share, subject to adjustment as described below.

In the Exchange Agreement, the Company also agreed that, if the Company grants certain liens to Thermo or its affiliates in connection with future financing transactions, the Exchanging Note Holders may participate in such transactions in an amount up to 50% of the participation of Thermo and its affiliates.

Pursuant to the Exchange Agreement, the Company also cured outstanding defaults under the 5.75% Notes by:

•	Cancelling the Exchanged Notes as described above;
•	Depositing with the Trustee approximately $2.1 million, an amount equal to the interest due on all of the 5.75% Notes on April 1, 2013 and accumulated interest thereon, for distribution to the holders of record of the 5.75% Notes as of March 15, 2013;
•	Depositing with the Trustee approximately $6.3 million, an amount equal to the principal amount of the 5.75% Notes (other than the Exchanged Notes) and interest thereon from April 1, 2013 to June 26, 2013 and directing the Trustee to pay such amounts to the holders of the 5.75% Notes (other than the Exchanged Notes); and
•	Redeeming the remaining 5.75% Notes.

Based on the Company’s evaluation of the exchange transaction, the Exchange Agreement discussed above was determined to be an extinguishment of the 5.75% Notes. As a result of this exchange, the Company recorded a loss on the extinguishment of debt of $47.2 million in its condensed consolidated statement of operations for the three months ended June 30, 2013. This loss represents the difference between the carrying value of the 5.75% Notes and the fair value of the consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both exchanging and non-exchanging holders, equity issued to the holders and other fees incurred in the exchange). See Note 6 for further discussion on the determination of the fair value of this instrument.

The Consent Agreement

In addition to the lenders’ consent to the transactions contemplated by the Exchange Agreement, the Consent Agreement contained a term sheet summarizing certain principal terms for the restructured Facility Agreement. Under the Consent Agreement, completion of the restructuring of the Existing Facility Agreement was subject to the execution of definitive documentation, receipt by each of the lenders and COFACE of final credit approval and satisfaction of the conditions precedent set forth therein.

Pursuant to the Consent Agreement, Thermo agreed that it would make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities as follows:

•	At the closing of the exchange transaction and thereafter each week until no later than July 31, 2013, an amount sufficient to enable the Company to maintain a consolidated unrestricted cash balance of at least $4.0 million;
•	At the closing of the exchange transaction, $25.0 million to satisfy all cash requirements associated with the exchange transaction, including agreed principal and interest payments to the holders of the 5.75% Notes as contemplated by the Exchange Agreement, with any remaining portion being retained by the Company for working capital and general corporate purposes;
•	Contemporaneously with, and as a condition to the closing of, any restructuring of the Facility Agreement, $20.0 million (less any amount contributed pursuant to the commitment described above with respect to the Company’s minimum cash balance);
•	Subject to the prior closing of the Facility Agreement restructuring, on or prior to December 26, 2013, $20.0 million; and
•	Subject to the prior closing of the Facility Agreement restructuring, on or prior to December 31, 2014, $20.0 million, less the amount by which the aggregate amount of cash received by the Company under the first, third and fourth commitments described above exceeds $40 million.

The parties agreed that the lenders could terminate the Consent Agreement if, among other things:

•	The restructuring of the Existing Facility Agreement had not been consummated on or before June 28, 2013 (later extended to August 16, 2013 or such later date as the parties may agree); or
•	The Company or Thermo materially breached any of its representations, warranties or covenants under the Consent Agreement, which breach was not cured (if curable) within 15 days of receipt of notice by the Company or Thermo, as the case may be.

Any termination of the Consent Agreement will not affect the validity of the lenders’ consent to the exchange transaction, which was a condition precedent to closing the Exchange Agreement and required under the Existing Facility Agreement. As of the date of this report, the Consent Agreement had not been cancelled.

The Common Stock Purchase Agreement

On May 20, 2013, the Company and Thermo entered into a Common Stock Purchase Agreement pursuant to which Thermo purchased 78,125,000 shares of the Company’s common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain the Company’s consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Existing Facility Agreement. In furtherance thereof, at the Closing, Thermo purchased an additional 15,625,000 shares of common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28,125,000 shares of common stock for an aggregate purchase price of $9.0 million pursuant to the Common Stock Purchase Agreement.

For the three and six months ended June 30, 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in Other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

As of June 30, 2013, Thermo had purchased approximately 121.9 million shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million. Pursuant to the Common Stock Purchase Agreement, the shares of common stock are intended to be shares of non-voting common stock. As of May 20, 2013, the Company’s certificate of incorporation did not provide for any authorized but unissued shares of non-voting common stock. On July 8, 2013, the Company filed an amendment to its certificate of incorporation increasing the number of authorized shares of non-voting common stock by 265.0 million shares to a total of 400.0 million shares and subsequently issued nonvoting shares to Thermo as previously purchased under the Common Stock Purchase Agreement. The Company recorded the fair value of these shares as a future equity issuance in the stockholders’ equity section of the Company’s condensed consolidated balance sheet as of June 30, 2013.

The terms of the Common Stock Purchase Agreement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase Agreement were fair and in the best interests of the Company and its shareholders. The terms of future equity commitments provided to the Company by Thermo pursuant to the Consent Agreement will also be determined by this special committee.

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

Pursuant to and upon the terms of the Share Lending Agreement, the Company will issue and lend the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also is acting as an underwriter with respect to the Borrowed Shares, which are being offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, may be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares. At each of June 30, 2013 and December 31, 2012, approximately 17.3 million Borrowed Shares remained outstanding.

During July 2013, in connection with the exchange or redemption of all of the 5.75% Notes, the Company and the Borrower terminated the Share Lending Agreement. In connection with this termination, the Borrower returned 10.2 million loaned shares to Globalstar and paid approximately $4.4 million in cash for the remaining 7.1 million shares.

8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, pursuant to the Exchange Agreement, the Company issued $54.6 million aggregate principal amount of 8.00% Convertible Senior Notes (the “8.00% Notes Issued in 2013”) to the Exchanging Note Holders. The 8.00% Notes Issued in 2013 are convertible into shares of common stock at an initial conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment as provided in the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, (the “New Indenture”). The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price as described below.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 5.0% Convertible Senior Unsecured Notes and 8.00% Convertible Senior Unsecured Notes Issued in 2009. There is no sinking fund for the 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features as described below, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. Interest is paid in cash at a rate of 5.75% per annum and additional 8.00% Notes Issued in 2013 at a rate of 2.25% per annum.

Subject to certain conditions set forth in the New Indenture, including prior approval of the Majority Lenders (as defined in the Facility Agreement), the Company may redeem the 8.00% Notes Issued in 2013, in whole or in part, on December 10, 2013, if the average of the volume-weighted prices of the Company’s common stock for the 30-day period ending November 29, 2013, is less than $0.20, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus an amount equal to 32% of such principal amount minus all interest which is paid on the 8.00% Notes Issued in 2013 prior to their redemption. The Company may also redeem the 8.00% Notes Issued in 2013, with the prior approval of the Majority Lenders, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus all accrued and unpaid interest thereon.

A holder of 8.00% Notes Issued in 2013 has the right, at the Holder’s option, to require the Company to purchase some or all of the 8.00% Notes Issued in 2013 held by it on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be purchased plus accrued and unpaid interest.

A holder of the 8.00% Notes Issued in 2013 has the right, at the holder’s option, to require the Company to purchase some or all of the 8.00% Notes Issued in 2013 held by it at any time if there is a Fundamental Change. A Fundamental Change occurs if the Company’s common stock ceases to be traded on a stock exchange or an established over-the-counter market or there is a change of control of the Company. If there is a Fundamental Change, the price of any 8.00% Notes Issued in 2013 purchased by the Company will be equal to its principal amount plus accrued and unpaid interest and a Fundamental Change Make-Whole Amount calculated as provided in the New Indenture.

Subject to the procedures for conversion and other terms and conditions of the New Indenture, a holder may convert its 8.00% Notes Issued in 2013 at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the option of the Company, cash in lieu of all or a portion thereof, provided that, under the Amended and Restated Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders). Upon conversion, the holder will be entitled to receive shares of common stock, cash or a combination thereof (provided that, under the Amended and Restated Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders), in such amounts and subject to terms and conditions set forth in the New Indenture. The Company will pay cash in lieu of fractional shares otherwise issuable upon conversion of the 8.00% Notes Issued in 2013 as specified in the Indenture. As of June 30, 2013, no 8.00% Notes Issued in 2013 had been converted.

A holder may elect to convert up to 15% of its 8.00% Notes Issued in 2013 on each of July 19, 2013 and March 20, 2014. If a holder elects to convert on either of those dates, it will receive, at the Company’s option, either cash equal to the par value of the 8.00% Notes Issued in 2013 plus accrued interest (provided that, under the Amended and Restated Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders) or shares of the Company’s common stock equal to the principal amount of the 8.00% Notes Issued in 2013 to be converted plus accrued interest divided by the lower of the average price of the common stock in a specified period and $0.50. $7.9 million principal amount (approximately 14.4% of the outstanding principal amount) of 8.00% Notes Issued in 2013 was converted on July 19, 2013, , resulting in the issuance of 15.9 million shares.

The base conversion rate may be adjusted on each of April 1, 2014 and April 1, 2015 based on the average price of the Company’s common stock in the 30-day period ending on that date. If the base conversion rate is adjusted on April 1, 2014, the Company also will provide additional consideration to the holders of the 8.00% Notes Issued in 2013 in an amount equal to 25% of the principal amount of the outstanding 8.00% Notes Issued in 2013, payable in equity or cash at the Company’s election (provided, under the Facility Agreement, that the Company may pay cash only with the consent of the Majority Lenders). That consideration will not reduce the principal amount of the 8.00% Notes Issued in 2013 or any interest otherwise payable on the 8.00% Notes Issued in 2013.

The New Indenture also provides for other customary adjustments of the base conversion rate, including upon the Company’s sale of additional equity securities at a price below the then applicable conversion price. If a 8.00% Note Issued in 2013 is converted after May 20, 2014, the holder is entitled to receive additional shares of common stock as a make-whole premium equal to the first three years of interest on the Notes (i.e. 24% of the Notes less any interest already paid through the date of the conversion) as provided in the New Indenture. Due to common stock issuances by the Company since May 20, 2013, the current base conversion rate was reduced to $0.75 per share of common stock as of June 30, 2013.

The New Indenture provides that the Company and its subsidiaries may not, with specified exceptions, including the liens securing the Facility and liens approved in writing by the Agent, create, incur, assume or suffer to exist any lien on any of their assets, provided that if the Company or any of its subsidiaries creates, incurs or assumes any lien which is junior to the most senior lien securing the Facility Agreement (other than a lien pursuant to a restructuring of the Facility Agreement in which Thermo and its affiliates do not participate as a secured lender), the Company must promptly issue to the holders of the 8.00% Notes Issued in 2013 $3,590,200 (representing 5.0% of the principal amount of the 5.75% Notes) of the Company’s common stock. At June 30, 2013, the Company did believe that a lien will be created that does not meet at least one of the specified exceptions in the New Indenture, and therefore no amount is accrued for this feature at June 30, 2013.

The New Indenture requires that on or before December 31, 2013, but subject to the conditions described below, the Company must cause all of its subsidiaries that guaranty the obligations of the Company under the Amended and Restated Facility Agreement or any notes of another series issued under the Indenture dated as of April 15, 2008 (the “Base Indenture”) to execute and deliver to the Trustee a guaranty of the Company’s obligations under the 8.00% Notes Issued in 2013 in the form attached to the New Indenture. The subsidiaries’ obligations under the guaranty will be subordinated to their obligations under their guaranty of the Amended and Restated Facility Agreement. The execution and delivery of the guaranty is conditioned on the prior completion of the restructuring of the Existing Facility Agreement, the absence of any payment default under the Amended and Restated Facility Agreement, and the absence of any breach by Thermo of its obligations to provide funds to the Company (the “Contribution Obligations”) as required by the Consent Agreement (or, as applicable, the anticipated corresponding provision in the Amended and Restated Facility Agreement. If the guaranty agreement is not executed and delivered on or before December 31, 2013, the Company must by January 2, 2014, issue to the holders of the 8.00% Notes Issued in 2013 approximately 11.2 million shares of the Company’s common stock. The issuance of these shares will not reduce the principal of the 8.00% Notes Issued in 2013 or interest otherwise payable by the Company with respect to the 8.00% Notes Issued in 2013 and will not relieve its subsidiaries of the obligation to execute and deliver the guaranty at a later date if the conditions described above are then met. As of June 30, 2013, the Company expected its subsidiaries to issue the guarantee required by this provision on or before December 31, 2013, and therefore no amount is accrued for this feature at June 30, 2013.

The New Indenture provides for customary events of default, including without limitation, failure to pay principal or premium on the 8.00% Notes Issued in 2013 when due or to distribute cash or shares of common stock when due as described above; failure by the Company to comply with its obligations and covenants in the New Indenture; default by the Company in the payment of principal or interest on any other indebtedness for borrowed money with a principal amount in excess of $10.0 million, if such indebtedness is accelerated and not rescinded with 30 days; rendering of certain final judgments; failure by Thermo to fulfill the Contribution Obligations (as described above); and certain events of insolvency or bankruptcy. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. The Company was not in default under the 8.00% Notes Issued in 2013 as of June 30, 2013.

The Company evaluated the various embedded derivatives within the New Indenture. The Company determined that the conversion option and the contingent put feature within the New Indenture required bifurcation from the 8.00% Notes Issued in 2013. The conversion option and the contingent put feature were not deemed clearly and closely related to the 8.00% Notes Issued in 2013 and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013.

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 8.00% Notes Issued in 2013 (April 1, 2018) using an effective interest rate method. The fair value of the compound embedded derivative liability is being marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

The Company netted the debt discount associated with compound embedded derivative against the fair value of the 8.00% Notes Issued in 2013 to determine the carrying amount of the 8.00% Notes Issued in 2013. The accretion of the debt discount will increase the carrying amount of the debt through April 1, 2018 (the first put date of the 8.00% Notes Issued in 2013). The Company allocated the fair value at issuance as follows (in thousands):

Senior notes	$27,890
Compound embedded derivative liability	56,752
Fair value of 8.00% Notes Issued in 2013	$84,642

5.00% Convertible Senior Notes

In 2011, the Company issued $38.0 million in aggregate principal amount of 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15,200,000 shares of voting common stock of the Company. The 5.0% Notes are convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of the Company’s common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes are guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), on an unconditional joint and several basis, pursuant to a Guaranty Agreement (the “Guaranty”). The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock is below the initial conversion and exercise price at that time.

The 5.0% Notes are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013 and are subordinated to the Company’s obligations pursuant to its Existing Facility Agreement. There is no sinking fund for the 5.0% Notes. The 5.0% Notes will mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Amended and Restated Facility Agreement and bear interest at a rate of 5.0% per annum. Interest on the 5.0% Notes is payable in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes will be payable in cash at the election of the holder if such payments are permitted under the Facility Agreement. The indenture governing the 5.0% Notes contains customary events of default. No event of default existed as of June 30, 2013.

The Company is accreting the debt discount associated with the 5.0% Notes and 5.0% Warrants to interest expense over the term of the agreement using the effective interest rate method.

 Due to the terms in the indenture, on April 15, 2013, the base conversion rate for the 5.0% Notes and the exercise price of the 5.0% Warrants were reset to $0.50 and $0.32, respectively.

As of June 30, 2013, approximately $8.6 million of 5.0% Notes had been converted resulting in the issuance of 21.3 million shares of Company common stock and 5.0% Warrants to purchase 3.2 million shares of common stock had been exercised, which resulted in the Company receiving $1.0 million upon exercise.

8.00% Convertible Senior Notes Issued 2009

In 2009, the Company issued $55.0 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes Issued in 2009”) and warrants (the “8.00% Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes Issued in 2009 will mature on June 19, 2019 and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2009 is payable in the form of additional 8.00% Notes Issued in 2009 or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year. The 8.00% Notes Issued in 2009 are subordinated to all of the Company’s obligations under the Existing Facility Agreement. The 8.00% Notes Issued in 2009 are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s 5.0% Notes and 8.00% Notes Issued in 2013. The indenture governing the 8.00% Notes Issued in 2009 contains customary events of default. No event of default existed as of June 30, 2013.

The Company is accreting the debt discount associated with the 8.00% Notes Issued in 2009 and 8.00% Warrants to interest expense over the term of the Notes using an effective interest rate method.

As of June 30, 2013, the current exercise price of the 8.00% Warrants was $0.32 per share of common stock and the base conversion price of the 8.00% Notes Issued in 2009 is $1.19 per share of common stock.

As of June 30, 2013 approximately $17.6 million of the 8.00% Notes Issued in 2009 had been converted, resulting in the issuance of approximately 16.1 million shares of common stock. No 8.00% Notes Issued in 2009 were converted during the six months ended June 30, 2013 and no 8.00% Warrants were exercised during the six months June 30, 2013.

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

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of June 30, 2013 the Company had not required Terrapin to purchase any shares of common stock.

Warrants Outstanding

As a result of the Company’s borrowings described above, as of June 30, 2013 and December 31, 2012 there were warrants outstanding to purchase 119.3 million and 122.5 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Contingent Equity Agreement	41,467,980	41,467,980	$0.01	$0.01
Subordinated Loan	4,205,608	4,205,608	0.01	0.01
5.0% Notes (1)	12,000,000	15,200,000	0.32	1.25
8.00% Notes (2)	61,606,706	61,606,706	0.32	0.32
	119,280,294	122,480,294

(1)	On April 15, 2013, the exercise price of the 5.0% Warrants was reset to $0.32 due to the reset provision in the agreement.
(2)	According to the terms of the agreement, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant strike price.

5. DERIVATIVES

The following tables disclose the fair values and locations of the derivative instruments on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations (in thousands):

	June 30, 2013	December 31, 2012
Intangible and other assets:
Interest rate cap	$200	$84
Total intangible and other assets	$200	$84

Derivative liabilities, current and non-current:
Compound embedded conversion option with 8.00% Notes Issued in 2009	$(11,410)	$(4,163)
Warrants issued with 8.00% Notes Issued in 2009	(40,660)	(18,034)
Contingent put feature embedded in the 5.0% Notes	(1,693)	(2,978)
Compound embedded derivative with 8.00% Notes Issued in 2013	(56,752)	-
Total derivative liabilities, current and non-current	$(110,515)	$(25,175)

	Three Months Ended
	June 30, 2013	June 30, 2012
Interest rate cap	$101	$(93)
Compound embedded conversion option with 8.00% Notes Issued in 2009	(7,127)	5,887
Warrants issued with 8.00% Notes Issued in 2009	(23,411)	14,412
Warrants issued in conjunction with contingent equity agreement	-	263
Contingent put feature embedded in the 5.0% Notes	1,439	(37)
Compound embedded derivative with 8.00% Notes Issued in 2013	(905)	-
Total derivative gain (loss)	$(29,903)	$20,432

	Six Months Ended
	June 30, 2013	June 30, 2012
Interest rate cap	$116	$(122)
Compound embedded conversion option with 8.00% Notes Issued in 2009	(7,247)	3,704
Warrants issued with 8.00% Notes Issued in 2009	(22,626)	9,932
Warrants issued in conjunction with contingent equity agreement	-	301
Contingent put feature embedded in the 5.0% Notes	1,285	96
Compound embedded derivative with 8.00% Notes Issued in 2013	(905)	-
Total derivative gain (loss)	$(29,377)	$13,911

None of the derivative instruments are designated as a hedge.

Interest Rate Cap

In June 2009, in connection with entering into the Existing Facility Agreement, which provides for interest at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Existing Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Existing Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations.

Compound Embedded Conversion Option with 8.00% Notes Issued in 2009

The Company recorded the conversion rights and features embedded within the 8.00% Notes Issued in 2009 as a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes Issued in 2009 using the effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Warrants Issued with 8.00% Notes Issued in 2009

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company is accreting the debt discount associated with the warrant liability to interest expense over the term of the 8.00% Warrants using the effective interest rate method. The fair value of the warrant liability is marked-to-market at the end of each reporting period, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model. As the exercise period for the 8.00% Warrants ends in June 2014, the Company has classified this derivative liability as current on its condensed consolidated balance sheet at June 30, 2013.

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

On June 19, 2012, the Company issued additional warrants in conjunction with the availability fee for the Contingent Equity Agreement. This tranche of warrants was not subject to a reset provision and therefore is not marked-to-market at the end of each reporting period. The Company determined that the warrant was an equity instrument and recorded it as equity on its condensed consolidated balance sheets.

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

Compound Embedded Derivative with 8.00% Notes Issued in 2013

The Company evaluated the various embedded derivatives within the New Indenture. The Company determined that the conversion option and contingent put feature within the New Indenture required bifurcation from the 8.00% Notes Issued in 2013. The conversion option and the contingent put feature were not deemed clearly and closely related to the 8.00% Notes Issued in 2013 and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$-	$200	$-	$200
Total assets measured at fair value	$-	$200	$-	$200

Liabilities:
Liability for contingent consideration	$-	$-	$(3,234)	$(3,234)
Compound embedded conversion option with 8.00% Notes Issued in 2009	-	-	(11,410)	(11,410)
Warrants issued with 8.00% Notes Issued in 2009	-	-	(40,660)	(40,660)
Contingent put feature embedded in 5.0% Notes	-	-	(1,693)	(1,693)
Compound embedded derivative with 8.00% Notes Issued in 2013	-	-	(56,752)	(56,752)
Total liabilities measured at fair value	$-	$-	$(113,749)	$(113,749)

	Fair Value Measurements at December 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$-	$84	$-	$84
Total assets measured at fair value	$-	$84	$-	$84

Liabilities:
Liability for contingent consideration	$-	$-	$(3,916)	$(3,916)
Compound embedded conversion option with 8.00% Notes Issued in 2009	-	-	(4,163)	(4,163)
Warrants issued with 8.00% Notes Issued in 2009	-	-	(18,034)	(18,034)
Contingent put feature embedded in 5.0% Notes	-	-	(2,978)	(2,978)
Total liabilities measured at fair value	$-	$-	$(29,091)	$(29,091)

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 5 for further discussion.

Liability for Contingent Consideration

In connection with the acquisition of Axonn LLC (“Axonn”) in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock not to exceed 26,684,807 shares of common stock (10% of the Company’s pre-transaction outstanding shares of common stock), but at its option may make payments in cash after 13 million shares have been issued. The Company’s initial estimate of the total earn-out expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which is currently $10.3 million. Through June 30, 2013, the Company had made $6.2 million in earnout payments by issuing 16,816,838 shares of voting common stock.

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

Compound Embedded Conversion Options with 8.00% Notes Issued in 2009

The derivative liabilities in Level 3 include the compound embedded conversion option in the 8.00% Notes Issued in 2009. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

As of June 30, 2013, the Company utilized third party consultants to prepare valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded conversion option, including payment in kind interest payments, make whole premiums, automatic conversions, and future equity issuances; (ii) stock price volatility ranges from 33% - 107%; (iii) risk-free interest rates ranges from 0.02% - 2.52%; (iv) base conversion price of $1.19; and (v) market price of common stock at the valuation date of $0.55.

As of December 31, 2012, the Company utilized third party consultants to prepare valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded conversion option, including payment in kind interest payments, make whole premiums, automatic conversions, and future equity issuances; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.02% - 1.78%; (iv) base conversion price of $1.59; and (v) market price of common stock at the valuation date of $0.31.

The significant unobservable inputs used in the fair value measurement of the Company’s compound embedded conversion option within the Company’s 8.00% Notes Issued in 2009 are future equity issuances and expected volatility. The Company is obligated to make certain future equity issuances under various agreements, including the earnout agreement with Axonn, the equity line with Terrapin and the Consent Agreement with Thermo. Additionally, pursuant to the terms of the 8.00% Notes Issued in 2009, the base conversion rate cannot reset to lower than $1.00; therefore if the Company makes future equity issuances at prices below the current conversion price, this conversion price may be adjusted downward to as low as $1.00, as applicable. Certain issuances of common stock may cause the base conversion rate of the 8.00% Notes Issued in 2009 to be adjusted, which will increase the fair value of the conversion option liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Warrants Issued with 8.00% Notes Issued in 2009

The derivative liabilities in Level 3 include the 8.00% Warrants issued with the 8.00% Notes Issued in 2009. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

As of June 30, 2013, the Company utilized third party consultants to prepare valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued, including reset features and future equity issuances; (ii) stock price volatility ranges from 33% - 107%; (iii) risk-free interest rates ranges from 0.02% - 2.52%; (iv) warrant exercise price of $0.32; and (v) market price of common stock at the valuation date of $0.55.

As of December 31, 2012, the Company utilized third party consultants to prepare valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued, including reset features and future equity issuances; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.02% - 1.78%; (iv) warrant exercise price of $0.32; and (v) market price of common stock at the valuation date of $0.31.

The significant unobservable inputs used in the fair value measurement of the Company’s 8.00% Warrants are future equity issuances and expected volatility. The Company is obligated to make certain future equity issuances under various agreements, including the earnout agreement with Axonn, the equity line with Terrapin and the Consent Agreement. Additionally, pursuant to the terms of the 8.00% Warrants, there is no floor within the reset feature for the exercise price of the 8.00% Warrants; therefore if the Company makes future equity issuances at prices below the current exercise price, this exercise price may be adjusted downward, as applicable. If the stock price on the issuance date is less than the current exercise price of the outstanding 8.00% Warrants, additional warrants may be issued, which will increase the fair value of the warrant liability. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Contingent Put Feature Embedded in 5.0% Notes

The derivative liabilities in Level 3 include the contingent put feature embedded in the 5.0% Notes. See Note 5 for further discussion. The Company marks-to-market this liability at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

As of June 30, 2013, the Company utilized third party consultants to prepare valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the notes issued including the probability of change of control of the Company, payment in kind interest and reset features; (ii) stock price volatility ranges from 33% - 107%; (iii) risk-free interest rates ranges from 0.02% - 2.52%; (iv) base conversion price of $0.50; and (v) market price of common stock at the valuation date of $0.55.

As of December 31, 2012, the Company utilized third party consultants to prepare valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the warrants issued including the probability of change of control of the Company, payment in kind interest and reset features; (ii) stock price volatility ranges from 34% - 107%; (iii) risk-free interest rates ranges from 0.02% - 1.78%; (iv) base conversion price of $1.25; and (v) market price of common stock at the valuation date of $0.31.

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

Compound Embedded Derivative with 8.00% Notes Issued in 2013

The derivative liabilities in Level 3 include the compound embedded derivative in the 8.00% Notes Issued in 2013. See Note 5 for further discussion. The value of this derivative was bifurcated from the value of the 8.00% Notes Issued in 2013 and will be marked-to-market at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

The Company obtained the fair value of the embedded conversion option and contingent put feature as issuance date of the 8.00% Notes Issued in 2013. The Company utilized third party consultants to prepare valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded derivative, including payment in kind interest payments, make whole premiums, automatic conversions, future equity issuances and probability of change of control of the Company; (ii) stock price volatility ranges from 65% - 100%; (iii) a risk-free interest rates of 0.9%; (iv) discount rate of 27%; (v) base conversion price of $0.80; and (vi) market price of common stock at the valuation date of $0.40.

The significant unobservable inputs used in the fair value measurement of the Company’s compound embedded derivative within the Company’s 8.00% Notes Issued in 2013 are future equity issuances, assumptions for probability of special distributions and certain put and call features within the notes, assumed probability of a change of control occurring within each year through the first put date of the 8.00% Notes Issued in 2013, and expected volatility. The Company is obligated to make certain future equity issuances under various agreements, including the earnout agreement with Axonn, the equity line with Terrapin and the Consent Agreement with Thermo. Certain issuances of common stock may cause the base conversion rate of the 8.00% Notes Issued in 2013 to be adjusted, which will increase the fair value of the conversion option liability. Significant increases or decreases in assumed probability of a change in control could result in a significant change in the fair value measurement. As the probability of change of control increases, the value of the liability also increases. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

The following tables present a roll-forward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 as follows (in thousands):

Balance at March 31, 2013	$(28,625)
Issuance of compound embedded derivative with 8.00% Notes Issued in 2013	(56,752)
Third party issuance costs expensed to derivative gain (loss) in connection with Issuance of 8.00% Notes Issued in 2013	(905)
Earnout payments made related to liability for contingent consideration	204
Change in fair value of contingent consideration	522
Unrealized loss, included in derivative gain (loss)	(28,193)
Balance at June 30, 2013	$(113,749)

Balance at December 31, 2012	$(29,091)
Issuance of compound embedded derivative with 8.00% Notes Issued in 2013	(56,752)
Third party issuance costs expensed to derivative gain (loss) in connection with Issuance of 8.00% Notes Issued in 2013	(905)
Earnout payments made related to liability for contingent consideration	392
Change in fair value of contingent consideration	291
Unrealized loss, included in derivative gain (loss)	(27,684)
Balance at June 30, 2013	$(113,749)

Nonrecurring Fair Value Measurements

8.00% Notes Issued in 2013

The liabilities measured on a nonrecurring basis in Level 3 include the 8.00% Notes Issued in 2013. Level 3 inputs were required to be used as there was not an active market for a substantial period of time between the issuance date and the balance sheet date. The Company was required to record these Notes initially at fair value as the issuance was considered to be an extinguishment of debt. As of the issuance date, the fair value of the Notes was $27.9 million and the fair value of the compound embedded derivative liability was $56.7 million, for a total fair value of the 8.00% Notes Issued in 2013 of $84.6 million. As stated above, the value of the compound embedded derivative was bifurcated from the 8.00% Notes Issued in 2013 and will be marked to market on a recurring basis. A loss on extinguishment of debt of $47.2 million was recorded in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2013. This loss was computed as the difference between the net carrying amount of the old 5.75% Notes of $71.8 million and the fair value of consideration given in the exchange of $119.0 million (including the new 8.00% Notes Issued in 2013, cash payments to both exchanging and non-exchanging holders, equity issued to the exchanging holders and other fees incurred for the exchange). See Notes 4 and 5 for further discussion.

The Company obtained the fair value as of the issuance date of the 8.00% Notes Issued in 2013. The Company utilized third party consultants to prepare valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying features of the compound embedded derivative, including payment in kind interest payments, make whole premiums, automatic conversions, future equity issuances and probability of change of control of the Company; (ii) stock price volatility ranges from 65% - 100%; (iii) a risk-free interest rates of 0.9%; (iv) discount rate of 27%; (v) base conversion price of $0.80; and (vi) market price of common stock at the valuation date of $0.40. Certain issuances of common stock may cause the base conversion rate of the 8.00% Notes Issued in 2013 to be adjusted, which will increase the fair value of the conversion option liability.

The significant unobservable inputs used in the fair value measurement of the Company’s 8.00% Notes Issued in 2013 are future equity issuances, assumptions for probability of special distributions and certain put and call features within the notes, assumed probability of a change of control occurring within each year through the first put date of the 8.00% Notes Issued in 2013, and expected volatility. The Company is obligated to make certain future equity issuances under various agreements, including the earnout agreement with Axonn, the equity line with Terrapin and the Consent Agreement with Thermo. Significant increases or decreases in assumed probability of a change in control could result in a significant change in the fair value measurement. As the probability of change of control increases, the value of the liability also increases. The simulated fair value of this liability is also sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would result in a lower fair value measurement.

Equity issued in connection with the Exchange Agreement

The stockholders’ equity balances measured on a nonrecurring basis in Level 1 include the approximately 30.3 million shares of voting common stock of the Company issued to Exchanging Note Holders in partial payment for exchanged 5.75% Notes in connection with the Exchange Agreement. The Company was required to record this equity issuance at fair value initially as the Exchange Agreement was considered to be an extinguishment of debt. See Note 4 for further discussion. A loss on extinguishment of debt of $47.2 million was recorded in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2013. This loss was computed as the difference between the net carrying amount of the old 5.75% Notes of $71.8 million and the fair value of consideration given in the exchange of $119.0 million (including the new 8.00% Notes Issued in 2013, cash payments to both Exchanging and non-Exchanging Note Holders, equity issued to the Exchanging Note Holders and other fees incurred for the exchange). The aggregate fair value of the shares issued of approximately $12.1 million was calculated using the closing stock price on the issuance date (May 20, 2013) and is included in stockholders’ equity in the Company’s condensed consolidated balance sheet as of June 30, 2013.

On May 20, 2013, the Company and Thermo entered into a Common Stock Purchase Agreement pursuant to which Thermo purchased 78,125,000 shares of the Company’s common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain the Company’s consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, at the Closing of the Exchange Agreement, Thermo purchased an additional 15,625,000 shares of common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28,125,000 shares of common stock for an aggregate purchase price of $9.0 million. The stockholders’ equity balances measured on a nonrecurring basis in Level 1 include the equity purchased by Thermo during the second quarter of 2013. As of June 30, 2013, Thermo had purchased approximately 121.9 million shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million. The Company calculated the fair value of the Company’s common stock issued to Thermo based on the closing stock price on the date of each sale. This aggregate fair value of approximately $53.0 million is included in stockholders’ equity as a future equity issuance of common stock to related party in the Company’s condensed consolidated balance sheet as of June 30, 2013.

7. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued interest	$5,251	$5,620
Accrued compensation and benefits	3,800	4,076
Accrued property and other taxes	6,465	6,329
Accrued customer liabilities and deposits	2,895	2,961
Accrued professional and other service provider fees	867	1,006
Accrued liability for contingent consideration	2,293	2,585
Accrued commissions	865	685
Accrued telecommunications expenses	766	713
Accrued satellite and ground costs	-	373
Other accrued expenses	3,904	3,816
	$27,106	$28,164

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

Non-current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Long-term accrued interest	$543	$457
Asset retirement obligation	1,040	998
Deferred rent	492	579
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,626	1,949
Long-term portion of liability for contingent consideration	941	1,332
Uncertain income tax positions	5,286	5,571
Foreign tax contingencies	4,828	4,994
	$14,756	$15,880

8. COMMITMENTS

Contractual Obligations

As of June 30, 2013, the Company had purchase commitments with Thales, Arianespace, Ericsson Inc. (“Ericsson”), Hughes Network Systems, LLC (“Hughes”) and other vendors related to the procurement and deployment of the second-generation network.

Second-Generation Satellites

As of June 30, 2013, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. Six satellites were launched in each of October 2010, July 2011, December 2011, and February 2013.

As of June 30, 2013, the Company had a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of satellites. The Company has successfully completed all of these launches. The Company has also incurred additional costs, which are owed to Arianespace for launch delays.

Next-Generation Gateways and Other Ground Facilities

As of June 30, 2013, the Company had a contract with Hughes under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices.

In January 2013, the Company and Hughes amended the contract to extend the schedule of the RAN and UTS program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

As of June 30, 2013, the Company had recorded $15.8 million, excluding interest, in accounts payable related to this contract and had incurred and capitalized $72.6 million, excluding interest, of costs related to this contract. These costs are recorded as an asset in property and equipment.

In August 2013, the Company entered into an agreement with Hughes which specified a payment schedule for the approximately $15.8 million deferred amount outstanding under the agreement. The Company must make payments of $5.8 million in August 2013, $5.0 million in October 2013, and $5.0 million in December 2013. Under the terms of the amended agreement the Company will also be required to pay interest of approximately $4.9 million in January 2014 for amounts accrued at a rate of 10% on previously deferred balances. Hughes will also have the option to receive all or any portion of the deferred payments and accrued interest in Globalstar common stock. If Hughes chooses to receive any payment in stock, shares will be provided at a 7% discount based upon a trailing volume weighted average price calculation. Hughes will re-start work under the contract upon the Company’s payment of the amounts described above and an advance payment for the next milestone pursuant to the terms of the contract. If Globalstar does not make the payments described above by a specified date in the agreement, these amounts will accrue interest at a rate of 15% per annum. If the Company terminates the contract for convenience, the Company must make a final payment of $20.0 million (less any amounts previously paid to reduce the $15.8 million total deferred amount) in cash to Hughes to satisfy its obligations under the contract.

As of June 30, 2013, the Company had an agreement with Ericsson. Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network system that will be installed at a number of the Company’s satellite gateway ground stations.

In June 2013, the Company entered into an agreement with Ericsson which deferred to September 1, 2013 or the close of a financing approximately $2.4 million in milestone payments scheduled under the contract, provided the Company make one payment of $0.1 million in June 2013. The Company has made this payment. The remaining milestone payments previously due under the contract were deferred to later in 2013 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of June 30, 2013, the Company had recorded $2.3 million in accounts payable related to these required payments and has incurred and capitalized $6.8 million of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company is unable to modify successfully the contract payment terms, the contract may be terminated, and the Company may be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $10.0 million in either cash or Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. As of June 30, 2013 and December 31, 2012, total advances to Qualcomm for inventory were $9.2 million. This contract was cancelled in March 2013, and the parties are seeking to resolve issues related to the contract termination.

9. CONTINGENCIES

Arbitration

On June 3, 2011, Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the Amended and Restated Contract for the construction of the Globalstar Satellite for the Second Generation Constellation dated and executed in June 2009 (“2009 Contract”). Globalstar did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that Globalstar materially breached the contract by failing to pay to Thales termination charges in the amount of €51,330,875.00 by October 9, 2011, and that absent further agreement between the parties, Thales has no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. The award also required Globalstar to pay Thales approximately €53 million in termination charges and interest by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company entered into a Tolling Agreement as of June 13, 2013 under which Thales dismissed the New York Proceeding without prejudice. Thales may refile the petition at a later date and pursue the confirmation of the arbitration award, which Globalstar will oppose. Should Thales be successful in confirming the arbitration award, this would have a material adverse effect on the Company’s financial condition and liquidity.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated financial statements for the period ended June 30, 2013. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Any party may terminate the Settlement Agreement if the effective date of the new contract for the purchase of additional second-generation satellites does not occur on or prior to February 28, 2013. No satellite contract was in effect as of June 30, 2013. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. However, the Release Agreement provides that it will survive a termination of the Settlement Agreement. As of June 30, 2013, no party had terminated the Settlement Agreement.

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

10. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.3 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative expense	$155	$200	$155	$200
Non-cash expenses	137	132	274	264
Loss on sale of future equity issuance	13,969	-	13,969	-
Total	$14,261	$332	$14,398	$464

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

Since June 2009, Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Existing Facility Agreement, purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes Issued in 2009, provided a $2.3 million short-term loan to the Company (which was subsequently converted into nonvoting common stock), and loaned $37.5 million to the Company to fund the debt service reserve account.

On May 20, 2013, as discussed above, the Company exchanged 8.00% Notes Issued in 2013 for 5.75% Notes. As a result of this exchange, the Company entered into the Consent Agreement and the Common Stock Purchase Agreement (see Note 4 for further discussion). As of June 30, 2013, Thermo and its affiliates had funded $39.0 million in accordance with the Consent Agreement and the Common Stock Purchase Agreement. In addition, in July 2013, Thermo funded an additional $6.0 million to the Company on terms not yet determined. Thermo has committed to provide or arrange additional funding to the Company through 2014.

For the three and six months ended June 30, 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in Other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

The terms of the Common Stock Purchase Agreement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase Agreement were fair and in the best interests of the Company and its shareholders. The terms of future equity commitments provided to the Company by Thermo pursuant to the Consent Agreement will also be determined by this special committee. See Note 4 for further discussion.

11. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending June 30, 2013 and December 31, 2012, the net deferred tax assets were fully reserved.

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

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of June 30, 2013 and December 31, 2012, the Company had recorded a tax liability of $2.6 million and $2.8 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Accumulated other comprehensive loss, March 31, 2013 and 2012 and December 31, 2012 and 2011, respectively	$(2,327)	$(2,641)	$(1,758)	$(3,100)
Other comprehensive income (loss):
Foreign currency translation adjustments	(81)	90	(650)	549
Accumulated other comprehensive loss, June 30, 2013 and 2012, respectively	$(2,408)	$(2,551)	$(2,408)	$(2,551)

As stated in Note 1, the Company has adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. For the three and six months ended June 30, 2013 and 2012, no amounts were reclassified out of accumulated other comprehensive loss.

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Grants of restricted stock awards and restricted stock units	838	50	838	383
Grants of options to purchase common stock	319	40	605	380
Total	1,157	90	1,443	763

Nonstatutory Stock Option

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

In July 2013, the Compensation Committee of the Company’s Board of Directors modified this award to revise the vesting terms from $2.50 to $0.80. The Company is in the process of evaluating the impact this modification will have on the fair value of the grant.

For each of the three months ended June 30, 2013 and 2012, the Company recorded expense for the fair value of the grant of less than $0.1 million and for each of the six months ended June 30, 2013 and 2012, the Company recorded expense for the fair value of the grant of $0.1 million. The expense recorded for the fair value of the grant is reflected in marketing, general and administrative expenses.

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

For each of the three months ended June 30, 2013 and 2012, the Company recorded expense for the fair value of the grant under the Plan of less than $0.1 million and for each the six months ended June 30, 2013 and 2012, the Company recorded expense for the fair value of the grant of $0.1 million. The expense recorded for the fair value of the grant under the Plan is reflected in marketing, general and administrative expenses. Through June 30, 2013, the Company had issued 1,868,401 shares of common stock pursuant to this stock purchase plan.

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

Since announcing its relocation, the Company has incurred qualifying relocation expenses. Under the terms of the agreement, the Company was reimbursed a total of $4.2 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through June 30, 2013 by LED. LED will continue to reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement.

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a plan to improve its cost structure by reducing headcount, the Company projected that it would not meet the required payroll levels set forth in the agreement and recorded a liability of $1.3 million at June 30, 2013 for the estimated impact of the payroll shortfall in future years. This liability is included in current and non-current liabilities in the Company’s condensed consolidated balance sheet.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Service:
United States	$11,048	$10,099	$22,225	$18,874
Canada	3,035	2,634	5,677	4,992
Europe	771	691	1,551	1,491
Central and South America	633	643	1,293	1,257
Others	(78)	83	53	163
Total service revenue	$15,409	$14,150	$30,799	$26,777
Subscriber equipment:
United States	2,828	4,182	5,068	7,092
Canada	978	1,045	1,763	1,667
Europe	401	386	900	652
Central and South America	206	198	534	482
Others	13	20	104	49
Total subscriber equipment revenue	$4,426	$5,831	$8,369	$9,942
Total revenue	$19,835	$19,981	$39,168	$36,719

	June 30,	December 31,
	2013	2012
Long-lived assets:
United States	$1,202,336	$1,209,374
Canada	224	277
Europe	424	474
Central and South America	3,481	3,463
Others	1,345	1,568
Total long-lived assets	$1,207,810	$1,215,156

16. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three and six months ended June 30, 2013 and 2012, diluted net loss per share of common stock was the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

As of June 30, 2013 and December 31, 2012, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share. Effective in July 2013, the Company and the Borrower terminated the Share Lending Agreement resulting in the Borrower’s returning 10.2 million loaned shares to Globalstar and agreeing to pay a cash settlement for the remaining 7.1 million shares at an average of the volume weighted stock prices over a 20-day trading period ending in August 2013.

Pursuant to the terms of the Common Stock Purchase Agreement and the Consent Agreement entered into in connection with the exchange of the Company’s 5.75% Notes, approximately 121.9 million nonvoting shares of common stock were issued to Thermo in July 2013. See Note 4 for further discussion.

17. SUBSEQUENT EVENTS

On July 4, 2013, the Company signed a letter agreement pursuant to which the lenders under the Existing Facility Agreement temporarily waived the first principal repayment due in June 2013 to the later of July 31, 2013 or the formal approval of the Lenders and COFACE. Upon the formal approval of the Lenders and COFACE, the payment default will be waived.

On July 31, 2013, the Company entered into the GARA with Thermo, the Subsidiary Guarantors, the Lenders and BNP Paribas as the security agent and COFACE Agent, providing for the amendment and restatement of the Existing Credit Agreement and certain related credit documents.

The GARA, when effective, will waive all of Globalstar’s existing defaults under the Existing Credit Agreement, extend the term of the facility by two and a half years (postponing an aggregate of $235.3 million in principal payments through 2019), and restructure the financial covenants.

The GARA provides that, upon the effective date of the transactions contemplated by the GARA (the “Effective Date”), the Existing Credit Agreement and certain related credit documents will be amended and restated in the forms attached to the GARA.

The GARA also provides that:

•	On the Effective Date, Globalstar will pay the Lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee, the balance of which will be paid no later than December 31, 2017. Globalstar is also required to pay all outstanding incurred transaction expenses for the Lenders.

•	On the Effective Date, Globalstar may draw the remaining approximately $0.7 million not borrowed under the Existing Credit Agreement.

•	On the Effective Date, all amounts remaining under the Thermo Contingent Equity Account (approximately $1.1 million) and approximately $0.2 million in the Debt Service Reserve Account will be paid to the Company’s Launch Services Provider for the account of Globalstar.

•	Thermo confirms its obligations under the Consent Agreement as a condition to the issuance of any subsidiary guarantees under the terms of the Company’s 8.00% Notes Issued in 2013, to make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities, of $20 million on or prior to December 26, 2013, and an additional amount of up to $20 million on or prior to December 31, 2014.

•	On the Effective Date, the Lenders will waive all existing defaults or events of default under the Existing Credit Agreement.

In addition to delivery of standard items, effectiveness of the GARA is conditioned upon the following occurring by August 16, 2013 (or such later date as the parties may agree):

•	No material adverse change in Globalstar since May 10, 2013.

•	The Lenders’ receipt of evidence that Thermo has invested $45 million in Globalstar since May 20, 2013 as contemplated by the Consent Agreement. Thermo has invested this amount as required through investments in May, June and July.

•	The Lenders’ receipt of evidence that the Debt Service Reserve Account is fully funded.

•	The absence of any undisclosed litigation against Globalstar and its subsidiaries.

•	The Lenders’ receipt of evidence of the restructuring of Globalstar’s obligations to certain of its vendors.

•	Thermo’s entering into an amended and restated subordination agreement with respect to the Loan Agreement dated as of June 25, 2009 (the “Thermo Loan Agreement”) which prohibits any payment of principal or interest to Thermo while the Amended and Restated Credit Facility is outstanding. Previously, Thermo was permitted to receive first payments from excess cash flow generated by Globalstar.

The amended and restated Existing Credit Facility (the “Amended and Restated Credit Facility”) will make the following material changes to the terms of the Existing Credit Facility:

•	The initial principal payment date, formerly June 30, 2013, has been postponed to December 31, 2014, and extending the final maturity date from June 30, 2020 to December 31, 2022.

•	The remaining principal payments, with the final payment due December 31, 2022, have also been restructured, resulting in an aggregate postponement of $235.3 million in principal payments through 2019.

•	The annual interest rate will increase by 0.5% at the Effective Date to LIBOR plus 2.75% and, beginning on June 1, 2017, by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%.

•	Expanding mandatory prepayments in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain assets dispositions or receives more than $145 million from the sale of additional debt or equity securities (excluding the Thermo commitments described above and up to $19.5 million under the Company’s equity line with Terrapin.).

•	Modifying the financial covenants, including changing the amount of permitted capital expenditures, reducing the required minimum liquidity amount from $5 million to $4 million, restructuring the other existing financial covenants to correspond to the Company’s revised business plan reflecting the delays in delivery of the Company’s second-generation satellites, and adding a new covenant with respect to the Company’s interest coverage ratio.

•	Amending the definition of Change of Control to require a mandatory prepayment of the entire facility if Thermo and certain of his affiliates own less than 51% of the Company’s common stock.

•	Fixing the required balance of the Debt Service Reserve Account at the current amount of approximately $37.9 million for the length of the facility.

•	Requiring that any new subordinated indebtedness of the Company not mature or pay cash interest prior to the final maturity date of the Amended and Restated Credit Facility.

•	Prohibiting the Company, while the Amended and Restated Credit Facility is outstanding, from paying any cash dividends or repaying any principal or interest with respect to its indebtedness to Thermo under the Thermo Loan Agreement.

•	Prohibiting the Company from amending its material agreements without the lenders’ prior consent.

•	Adding an event of default if any litigation against the Company results in a final judgment that imposes a material liability that was not anticipated by the Company’s business plan.

In connection with Thermo’s agreement to enter into the amended and restated subordination agreement described above and to reaffirm its obligation to make or arrange the capital contribution, Thermo and Globalstar agreed to amend and restate the Thermo Loan Agreement. Pursuant to that agreement, Thermo had provided $37.5 million in credit to Globalstar. The debt bore interest at 12% per annum, which was deferred and capitalized until payment was permitted under the Existing Facility Agreement and was subordinated to all of Globalstar’s obligations under the Existing Facility Agreement. As of July 31, 2013, the amount of the indebtedness, including capitalized interest, was approximately $57.4 million.

The amended and restated Thermo Loan Agreement will make the following changes:

•	Providing that the indebtedness would be represented by a promissory note.

•	Providing that if a Fundamental Change (as defined in the Fourth Supplemental Indenture with respect to the 8.00% Notes Issued in 2013) occurs prior to the repayment of the indebtedness, the Company would pay Thermo an amount equal to the Fundamental Make-Whole Amount (as defined in that indenture).

•	Provided that the indebtedness will be convertible into common stock of Globalstar on substantially the same terms as the 8.00% Notes Issued in 2013.

The terms of the amended and restated Thermo Loan Agreement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee was represented by independent legal counsel.

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

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2013

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$16,598	$2,479	$4,269	$(7,937)	$15,409
Subscriber equipment sales	54	2,903	10,196	(8,727)	4,426
Total revenue	16,652	5,382	14,465	(16,664)	19,835
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,556	2,334	2,290	25	7,205
Cost of subscriber equipment sales	1	2,388	10,204	(9,006)	3,587
Cost of subscriber equipment sales - reduction in the value of inventory	-	-	-	-	-
Marketing, general and administrative	1,042	3,480	3,168	(1,113)	6,577
Reduction in the value of long-lived assets	-	-	-	-	-
Contract termination charge	-	-	-		-
Depreciation, amortization, and accretion	17,416	5,394	5,689	(6,432)	22,067
Total operating expenses	21,015	13,596	21,351	(16,526)	39,436
Loss from operations	(4,363)	(8,214)	(6,886)	(138)	(19,601)
Other income (expense):
Loss on extinguishment of debt	(47,240)	-	-	-	(47,240)
Loss on future equity issuance	(13,969)	-	-	-	(13,969)
Interest income and expense, net of amounts capitalized	(14,669)	(5)	(542)	-	(15,216)
Derivative gain (loss)	(29,903)	-	-	-	(29,903)
Equity in subsidiary earnings	(15,724)	1,794	-	13,930	-
Other	(339	(65)	133	47	(224)
Total other income (loss)	(121,844)	1,724	(409)	13,977	(106,552)
Loss before income taxes	(126,207)	(6,490)	(7,295)	13,839	(126,153)
Income tax expense	65	21	33	-	119
Net loss	$(126,272)	$(6,511)	$(7,328)	$13,839	$(126,272)

Comprehensive loss	$(126,272)	$(6,511)	$(7,409)	$13,839	$(126,353)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$11,081	$15,661	$3,956	$(16,548)	$14,150
Subscriber equipment sales	393	5,119	1,365	(1,046)	5,831
Total revenue	11,474	20,780	5,321	(17,594)	19,981
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,234	2,946	2,076	286	7,542
Cost of subscriber equipment sales	122	2,437	353	789	3,701
Cost of subscriber equipment sales - reduction in the value of inventory	-	-	49	-	49
Marketing, general and administrative	3,830	1,076	3,081	(969)	7,018
Reduction in the value of long-lived assets	-	7,139	-	-	7,139
Contract termination charge	22,048	-	-	-	22,048
Depreciation, amortization, and accretion	10,291	16,832	4,310	(15,545)	15,888
Total operating expenses	38,525	30,430	9,869	(15,439)	63,385
Loss from operations	(27,051)	(9,650)	(4,548)	(2,155)	(43,404)
Other income (expense):
Interest income and expense, net of amounts capitalized	(3,364)	(4)	(409)	(4)	(3,781)
Derivative gain	20,432	-	-	-	20,432
Equity in subsidiary earnings	(17,336)	2,627	-	14,709	-
Other	(126)	235	(787)	46	(632)
Total other income (loss)	(394)	2,858	(1,196)	14,751	16,019
Loss before income taxes	(27,445)	(6,792)	(5,744)	12,596	(27,385)
Income tax expense	88	40	20	-	148
Net loss	$(27,533)	$(6,832)	$(5,764)	$12,596	$(27,533)

Comprehensive loss	$(27,533)	$(6,832)	$(5,674)	$12,596	$(27,443)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2013

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$31,626	$6,066	$8,380	$(15,273)	$30,799
Subscriber equipment sales	159	5,764	12,194	(9,748)	8,369
Total revenue	31,785	11,830	20,574	(25,021)	39,168
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,108	4,821	4,850	(47)	14,732
Cost of subscriber equipment sales	-	4,714	12,504	(10,691)	6,527
Cost of subscriber equipment sales - reduction in the value of inventory	-	-	-	-	-
Marketing, general and administrative	2,548	7,044	6,121	(2,212)	13,501
Reduction in the value of long-lived assets	-	-	-	-	-
Contract termination charge	-	-	-	-	-
Depreciation, amortization, and accretion	32,893	11,022	10,682	(12,198)	42,399
Total operating expenses	40,549	27,601	34,157	(25,148)	77,159
Loss from operations	(8,764)	(15,771)	(13,583)	127	(37,991)
Other income (expense):
Loss on extinguishment of debt	(47,240)	-	-	-	(47,240)
Loss on future equity issuance	(13,969)	-	-	-	(13,969)
Interest income and expense, net of amounts capitalized	(22,092)	(36)	(836)	(4)	(22,968)
Derivative gain (loss)	(29,377)	-	-	-	(29,377)
Equity in subsidiary earnings	(30,223)	(1,065)	-	31,288	-
Other	436	1	(103)	83	417
Total other income (loss)	(142,465)	(1,100)	(939)	31,367	(113,137)
Loss before income taxes	(151,229)	(16,871)	(14,522)	31,494	(151,128)
Income tax expense	121	29	72	-	222
Net loss	$(151,350)	$(16,900)	$(14,594)	$31,494	$(151,350)

Comprehensive loss	$(151,350)	$(16,900)	$(15,244)	$31,494	$(152,000)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$21,313	$19,695	$7,607	$(21,838)	$26,777
Subscriber equipment sales	554	8,191	2,735	(1,538)	9,942
Total revenue	21,867	27,886	10,342	(23,376)	36,719
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,073	3,784	4,234	712	14,803
Cost of subscriber equipment sales	150	4.678	1.597	-	6,425
Cost of subscriber equipment sales - reduction in the value of inventory	2	247	49	-	298
Marketing, general and administrative	8,078	1,913	5,718	(2,072)	13,637
Reduction in the value of long-lived assets	79	7,139	-	-	7,218
Contract termination charge	22,048	-	-	-	22,048
Depreciation, amortization, and accretion	19,476	23,035	8,005	(19,893)	30,623
Total operating expenses	55,906	40,796	19,603	(21,253)	95,052
Loss from operations	(34,039)	(12,910)	(9,261)	(2,123)	(58,333)
Other income (expense):
Interest income and expense, net of amounts capitalized	(5,954)	(6)	(867)	(4)	(6,831)
Derivative gain	13,911	-	-	-	13,911
Equity in subsidiary earnings	(25,617)	4,498	-	21,119	-
Other	(231)	104	(381)	8	(500)
Total other income	(17,891)	4,596	(1,248)	21,123	6,580
Loss before income taxes	(51,930)	(8,314)	(10,509)	19,000	(51,753)
Income tax expense	128	48	129	-	305
Net loss	$(52,058)	$(8,362)	$(10,638)	$19,000	$(52,058)

Comprehensive loss	$(52,058)	$(8,362)	$(10,087)	$18,998	$(51,509)

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2013

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,698	$-	$1,539	$-	$6,237
Restricted cash	38,152	-	-	-	38,152
Accounts receivable	4,168	6,026	4,713	-	14,907
Intercompany receivables	659,811	400,049	17,040	(1,076,900)	-
Inventory	448	15,058	22,603	-	38,109
Deferred financing costs	30,344	-	-	-	30,344
Prepaid expenses and other current assets	3,449	426	2,565	-	6,440
Total current assets	740,070	421,559	48,460	(1,076,900)	133,008
Property and equipment, net	1,098,254	21,353	86,007	2,196	1,207,810
Restricted cash	-	-	-	-	-
Intercompany notes receivable	14,067	-	1,800	(15,867)	-
Investment in subsidiaries	(171,852)	1,065		170,787	-
Deferred financing costs	15,917	-	-	-	15,917
Advances for inventory	9,158	-	-	-	9,158
Intangible and other assets, net	4,192	1,405	2,048	(15)	7,630
Total assets	$1,710,806	$445,382	$138,315	$(919,799)	$1,374,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$585,670	$-	$-	$-	$585,670
Accounts payable	14,298	2,073	18,474	-	34,845
Accrued contract termination charge	22,802	-	-	-	22,802
Accrued expenses	5,314	9,071	12,721	-	27,106
Intercompany payables	405,673	497,926	170,034	(1,073,633)	-
Payables to affiliates	316	-	-	-	316
Derivative liabilities	40,660	-	-	-	40,660
Deferred revenue	4,540	12,615	1,522	-	18,677
Total current liabilities	1,079,273	521,685	202,751	(1,073,633)	730,076
Long-term debt, less current portion	127,112	-	-	-	127,112
Employee benefit obligations	7,216	-	-	-	7,216
Intercompany notes payable	-	-	14,967	(14,967)	-
Derivative liabilities	69,855	-	-	-	69,855
Deferred revenue	3,975	458	-	-	4,433
Other non-current liabilities	2,119	1,846	10,791	-	14,756
Total non-current liabilities	210,277	2,304	25,758	(14,967)	223,372
Stockholders’ equity	421,256	(78,607)	(90,194)	168,801	421,256
Total liabilities and stockholders’ equity	$1,710,806	$445,382	$138,315	$(919,799)	$1,374,704

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

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(2,575)	$58	$691	$-	$(1,826)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(27,666)	-	-	-	(27,666)
Property and equipment additions	-	(309)	(260)	-	(569)
Investment in businesses	(355)	-	-	-	(355)
Restricted cash	8,625	-	-	-	8,625
Net cash used in investing activities	(19,396)	(309)	(260)	-	(19,965)

Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	1,206	-	-	-	1,206
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	-	-	-	(13,544)
Payments to reduce principal amount of 5.75% Notes not exchanged	(6,250)	-	-	-	(6,250)
Payments to lenders and other fees associated with exchange	(2,482)	-	-	-	(2,482)
Proceeds for future equity issuance to related party	39,000	-	-	-	39,000
Payment of deferred financing costs	(1,481)	-	-	-	(1,481)
Net cash from by financing activities	16,449	-	-	-	16,449
Effect of exchange rate changes on cash and cash equivalents	-	-	(213)	-	(213)
Net increase (decrease) in cash and cash equivalents	(5,522)	(251)	218	-	(5,555)
Cash and cash equivalents at beginning of period	10,220	251	1,321	-	11,792
Cash and cash equivalents at end of period	$4,698	$-	$1,539	$-	$6,237

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(Unaudited

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$1,439	$186	$183	$-	$1,808

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(33,562)	-	-	-	(33,562)
Property and equipment additions	(107)	(74)	(14)	-	(195)
Investment in businesses	(200)	-	-	-	(200)
Restricted cash	(700)	-	-	-	(700)

Net cash used in investing activities	(34,569)	(74)	(14)	-	(34,657)

Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	100	-	-	-	100
Borrowings from Facility Agreement	5,008	-	-	-	5,008
Proceeds from contingent equity account	23,000	-	-	-	23,000
Payment of deferred financing costs	(250)	-	-	-	(250)
Net cash from by financing activities	27,858	-	-	-	27,858
Effect of exchange rate changes on cash and cash equivalents	-	-	(140)	-	(140)
Net increase (decrease) in cash and cash equivalents	(5,272)	112	29	-	(5,131)
Cash and cash equivalents at beginning of period	7,343	587	2,021	-	9,951
Cash and cash equivalents at end of period	$2,071	$699	$2,050	$-	$4,820

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

In 2006 we began a process of designing, manufacturing and deploying a second-generation constellation of Low Earth Orbit (“LEO”) satellites to replace our first-generation constellation. Our second-generation satellites are designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. This effort has culminated in the successful launch of our second-generation satellites, with the fourth launch occurring on February 6, 2013. Three prior launches of second-generation satellites were successfully completed in October 2010, July 2011 and December 2011. We are integrating all of the new second-generation satellites with certain of our first-generation satellites to form our second-generation constellation. The restoration of our constellation’s Duplex capabilities will be complete after the final satellite from our February 2013 launch is placed into service, which is scheduled for August 2013. The restoration of Duplex capabilities will result in a substantial increase in service levels, which we expect will result in our products and services becoming more desirable to existing and potential customers. Existing subscribers have started to utilize our services more, measured by minutes of usage on the Globalstar System year over year, a trend that we expect to continue. For our existing customers, increases in usage on the Globalstar System may not correlate directly with increased revenue due to the number of subscribers who use our popular unlimited usage rate plans. As we continue to improve Duplex capability, we expect to gain new customers, including winning back former customers, which will result in increased Duplex revenue in the future. We continue to offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

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

At June 30, 2013, we served approximately 562,000 subscribers. We increased our net subscribers by 6% from June 30, 2012 to June 30, 2013. Beginning in 2013, we initiated a process to deactivate certain suspended subscribers in our SPOT subscriber base, whereby 36,000 subscribers were deactivated during the first quarter of 2013. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

 In May 2013, we introduced the SPOT Global Phone, meant to leverage our retail distribution channels and SPOT brand name. The related service and subscriber equipment revenue generated from this new product is classified in our Duplex line of business.

In July 2013, we introduced the SPOT Gen3™, the next generation of the SPOT Satellite GPS Messenger. SPOT Gen3™ offers enhanced functionality with more tracking features, improved battery performance and more power options including rechargeable and USB direct line power.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2013 and 2012

Revenue:

Three and Six Months

Total revenue decreased by $0.2 million, or less than 1%, to $19.8 million for the three months ended June 30, 2013 from $20.0 million for the three months ended June 30, 2012. This decrease was due primarily to a $1.4 million decrease in subscriber equipment sales which offset a $1.2 million increase in service revenue. Total revenue increased by $2.5 million, or approximately 7%, to $39.2 million for the six months ended June 30, 2013 from $36.7 million for the six months ended June 30, 2012. This increase was due primarily to a $4.0 million increase in service revenue offset by a $1.6 million decrease in subscriber equipment sales. We continue to see increased service revenue as a result of growth in our SPOT and Simplex subscriber base. We also experienced an increase in Duplex service revenue during the three and six months ended June 30, 2013 compared to the same periods in 2012 due primarily to new subscriber activations as a result of equipment sales over the past 12 months and subscribers moving to higher rate plans.

The following table sets forth amounts and percentages of our revenue by type of service for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30, 2013		Three months ended June 30, 2012		Six months ended June 30, 2013		Six months ended June 30, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$5,363	27%	$4,490	22%	$10,208	26%	$8,690	24%
SPOT	6,853	35	6,496	33	13,939	36	11,807	32
Simplex	1,634	8	1,354	7	3,449	9	2,664	7
IGO	256	1	195	1	488	1	382	1
Other	1,303	7	1,615	8	2,715	7	3,234	9
Total Service Revenues	$15,409	78%	$14,150	71%	$30,799	79%	$26,777	73%

 The following table sets forth amounts and percentages of our revenue for equipment sales for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30, 2013		Three months ended June 30, 2012		Six months ended June 30, 2013		Six months ended June 30, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$1,923	9%	$682	3%	$3,032	8%	$1,435	4%
SPOT	938	5	1,727	9	1,864	5	2,754	7
Simplex	1,346	7	2,992	15	2,895	7	5,022	14
IGO	179	1	285	1	476	1	516	1
Other	40	-	145	1	102	-	215	1
Total Equipment Revenues	$4,426	22%	$5,831	29%	$8,369	21%	$9,942	27%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three and six months ended June 30, 2013 and 2012. The following numbers are subject to immaterial rounding inherent to calculating averages.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Average number of subscribers for the period (three and six months ended):
Duplex	83,974	89,433	84,377	90,274
SPOT	213,788	218,522	228,775	214,734
Simplex	201,834	156,519	200,942	153,103
IGO	40,360	42,325	40,652	42,700

ARPU (monthly):
Duplex	$21.29	$16.74	$20.16	$16.04
SPOT	10.69	9.91	10.15	9.16
Simplex	2.70	2.88	2.86	2.90
IGO	2.11	1.54	2.00	1.49

Number of subscribers (end of period):
Duplex	84,423	88,500	84,423	88,500
SPOT	216,469	226,726	216,469	226,726
Simplex	213,726	165,445	213,726	165,445
IGO	40,158	42,043	40,158	42,043
Other	6,976	7,436	6,976	7,436
Total	561,752	530,150	561,752	530,150

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Three and Six Months:

Duplex revenue increased approximately 19% for the three months ended June 30, 2013 compared to the same period in 2012. Duplex revenue increased approximately 17% for the six months ended June 30, 2013 compared to the same period in 2012. During 2012, we began a process to convert certain Duplex customers to higher rate plans commensurate with our improving service levels. This process resulted in churn among lower rate paying subscribers. However, this churn was offset by the transition of subscribers to higher rate plans and the addition of new subscribers at higher rate plans, resulting in increases to service revenue and ARPU. We have also experienced an increase in Duplex equipment units sold over the past 12 months, which has further contributed to the increase in Duplex service revenue as more customers are activating units on our network. Our Duplex subscriber base decreased approximately 5% from June 30, 2013 compared to June 30, 2012. We have worked over the past several years to improve our coverage, which was impacted by Duplex limitations in our first-generation satellites. However, as our second-generation constellation nears completion, Duplex service levels have improved. New pricing plans are driving increases in Duplex revenue even though some subscribers deactivate when we discontinue lower priced legacy plans.

SPOT service revenue increased approximately 6% for the three months ended June 30, 2013 compared to the same period in 2012.  SPOT service revenue increased approximately 18% for the six months ended June 30, 2013 compared to the same period in 2012.  SPOT subscribers decreased 5% from June 30, 2012 to June 30, 2013. Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access to our network, but from which no service revenue is being recognized while we are in the process of collecting payment of their fees.  These suspended accounts represented 6% and 19% of our total SPOT subscribers as of June 30, 2013 and 2012, respectively. As stated above, we initiated a process in the beginning of 2013 whereby we deactivated approximately 36,000 suspended subscribers during the first quarter of 2013. This increase in our non-suspended SPOT subscriber base generated the increase in SPOT service revenue during 2013.

Simplex revenue increased approximately 21% and 29% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  We generated increased Simplex service revenue due to a 29% increase in our Simplex subscribers from June 30, 2012 to June 30, 2013. Throughout 2012, we experienced high demand for our Simplex products, resulting in increased subscriber activations, thus generating additional Simplex service revenue. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer, as well as product mix.

Other revenue decreased approximately 19% for the three months ended June 30, 2013 compared to the same period in 2012. Other revenue decreased approximately 16% for the six months ended June 30, 2013 compared to the same period in 2012. This decrease was due primarily to the timing and amount of engineering service revenue recognized in the second quarter of 2013 compared to the second quarter of 2012.

Equipment Revenue

Three Months:

Duplex equipment sales almost tripled for the three months ended June 30, 2013 compared to the same period in 2012. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products. In May 2013, we introduced the SPOT Global Phone, which is targeted to our consumer market. This product contributed to the increase in equipment sales for the second quarter of 2013.

SPOT equipment sales decreased 45% for the three months ended June 30, 2013 compared to the same period in 2012. During the second quarter of 2012, the Company experienced increased demand for SPOT2, resulting in a few large volume sales to certain customers; these sales were included in our second quarter 2012 equipment sales and did not recur in 2013. In July 2013, we introduced SPOT Gen3™ and expect this new product to increase equipment sales in future periods.

Simplex equipment sales decreased approximately 55% for the three months ended June 30, 2013 compared to the same period in 2012. We continue to experience demand for our commercial applications for M2M asset monitoring and tracking, however, revenue related to these products decreased in 2013 from the second quarter of 2012 due to the mix of products sold during the current quarter as well as increased demand for products in the previous year.

Six Months:

Duplex equipment sales increased by over 100% for the six months ended June 30, 2013 compared to the same period in 2012. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products.

 Our inventory balance was $38.1 million as of June 30, 2013 compared with subscriber equipment sales of $8.4 million for the first six months of 2013. A significant portion of our inventory consists of Duplex products which are designed to operate with both our first-generation and our second-generation satellites.

 During the last several years, we sold a limited number of Duplex products compared to the high level of inventory on hand. With the improvement of both the coverage and quality of our Duplex services resulting from the deployment of our second-generation constellation, we are experiencing an increase in the sale of Duplex products. We have several initiatives underway intended to increase future sales of Duplex products. The success of these initiatives will depend upon our successfully completing the deployment of our second-generation constellation and continuing to execute our sales and marketing initiatives. An increase in the sale of Duplex products would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased 32% for the six months ended June 30, 2013 compared to the same period in 2012. As stated above, we experienced higher demand for our SPOT2 in 2012 that did not recur in 2013. In anticipation of the release of SPOT Gen3™, sales of our SPOT2 slowed in our reseller channel during the first half of 2013. In July 2013, we introduced SPOT Gen3™; we expect this new product to increase equipment sales in future periods.

Simplex equipment sales decreased approximately 42% for the six months ended June 30, 2013 compared to the same period in 2012. We continue to experience demand for our commercial applications for M2M asset monitoring and tracking, however, revenue related to these products decreased in 2013 from the first six months of 2012 due to the mix of products sold during 2013 as well as increased demand for products 2012.

Operating Expenses:

Three and Six Months:

Total operating expenses decreased $24.0 million, or approximately 38%, to $39.4 million for the three months ended June 30, 2013 from $63.4 million for the same period in 2012 and decreased $17.9 million, or approximately 19%, to $77.2 million for the six months ended June 30, 2013 from $95.1 million for the same period in 2012. The decrease in operating expenses year over year is due primarily to the $22.0 million agreed termination charge related to the settlement with Thales regarding the construction of Phase 3 satellites, as well as the recognition of a loss of approximately $7.1 million related to an adjustment made to the carrying value of our first-generation constellation that we recognized in 2012 that did not recur in 2013.

Excluding these one-time items, operating expenses increased $5.2 million, or 15%, for the three months ended June 30, 2013 from the same period in 2012 and $11.3 million or 17%, for the six months ended June 30, 2013 from the same period in 2012. Although we experienced decreases in certain components of operating expenses, we attribute the overall increase in operating expenses in 2013 primarily to higher non-cash depreciation expense as a result of additional second-generation satellites coming into service throughout 2012 and the first half of 2013.

Cost of Services

Three and Six Months:

Cost of services decreased $0.3 million, or approximately 4%, to $7.2 million for the three months ended June 30, 2013 from $7.5 million during the same period in 2012 and decreased $0.1 million, or approximately 1%, to $14.7 million for the six months ended June 30, 2013 from $14.8 million during the same period in 2012. Cost of services comprises primarily network operating costs, which are generally fixed in nature. The decrease in cost of services during the three months ended June 30, 2013 compared to the same period in 2012 was due primarily to additional cost savings experienced as a result of our recently increased focus on monitoring telecommunication service expenses; this decrease was offset slightly by increased salaries as we expand our gateway operations and timing of costs incurred related to our engineering service contracts in the current and prior quarters. The decrease in cost of services for the six months ended June 30, 2013 compared to the same period in 2012 was due primarily to the timing of costs incurred related to our engineering service contracts that did not recur in the current quarter offset slightly by increased salaries as we expand our gateway operations.

Cost of Subscriber Equipment Sales

Three and Six Months:

Cost of subscriber equipment sales decreased $0.1 million, or approximately 3%, to $3.6 million for the three months ended June 30, 2013 from $3.7 million for the same period in 2012 and increased $0.1 million, or approximately 2%, to $6.5 million for the six months ended June 30, 2013 from $6.4 million for the same period in 2012. The fluctuations in cost of subscriber equipment sales are due primarily to the mix of products sold during the current quarter.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Three and Six Months:

Cost of subscriber equipment sales - reduction in the value of inventory was less than $0.1 million for the three months ended June 30, 2012 and $0.3 million for the six months ended June 30, 2012. During the first six months of 2012, we recorded an inventory reserve of $0.3 million in total for component parts that will not be utilized in the manufacturing and production of current or future products. These charges did not recur in 2013.

Marketing, General and Administrative

Three and Six Months:

Marketing, general and administrative expenses decreased $0.4 million, or approximately 6%, to $6.6 million for the three months ended June 30, 2013 from $7.0 million for the same period in 2012 and decreased $0.1 million, or approximately 1%, to $13.5 million for the six months ended June 30, 2013 from $13.6 million for the same period in 2012. The decreases in both periods were due primarily to the nonrecurrence of higher legal fees incurred in 2012 related to the 2012 Thales arbitration. These decreases were offset primarily by strategic investments made for our sales and marketing initiatives.

Reduction in the Value of Long-Lived Assets

Three and Six Months:

During the second quarter of 2012, we recorded a loss of approximately $7.1 million. This loss reflected a reduction to the carrying value of our first-generation constellation. This charge did not recur in 2013.

Contract Termination Charge

Three and Six Months:

During the second quarter of 2012, we recorded a contract termination charge of €17.5 million. This charge resulted from the agreement between us and Thales regarding the termination charge related to the construction of Phase 3 second-generation satellites. See Note 9 for further discussion. This charge did not recur in 2013.

Depreciation, Amortization and Accretion

Three and Six Months:

Depreciation, amortization, and accretion expense increased $6.2 million, or approximately 39%, to $22.1 million for the three months ended June 30, 2013 from $15.9 million for the same period in 2012 and increased $11.8 million, or approximately 38%, to $42.4 million for the six months ended June 30, 2013 from $30.6 million for the same period in 2012. This increase relates primarily to additional depreciation expense for the second-generation satellites placed into service throughout 2012 and the first half of 2013.

Other Income (Expense):

Loss on Extinguishment of Debt

Three and Six Months

As previously disclosed in Note 4, in May 2013 we entered into the Exchange Agreement with the holders of approximately 91.5% of our outstanding 5.75% Notes. The Exchanging Note Holders received a combination of cash, equity and 8.00% Notes Issued in 2013. We redeemed the remaining 5.75% Notes for cash in an amount equal to their outstanding principal amount. As a result of the exchange and redemption, we recorded a loss on extinguishment of debt of approximately $47.2 million, representing the difference between the net carrying amount of the old 5.75% Notes and the fair value of consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both Exchanging and non-Exchanging Note Holders, equity issued to the Exchanging Note Holders and other fees incurred for the exchange).

Loss on Future Equity Issuance

Three and Six Months

As previously disclosed in Note 4, we entered into a Common Stock Purchase Agreement with Thermo in May 2013. On May 20, 2013, Thermo purchased 78,125,000 shares of our common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described in Note 4 to maintain our consolidated unrestricted cash. In furtherance thereof, Thermo purchased an additional 15,625,000 shares of common stock for an aggregate purchase price of $5.0 million at the closing of the debt exchange, and in June 2013, Thermo purchased an additional 28,125,000 shares of common stock for an aggregate purchase price of $9.0 million.

For the three and six months ended June 30, 2013, we recognized a loss on the sale of these shares of $14.0 million, representing the difference between the purchase price of our common stock and its fair value on the date of each sale.

Interest Income and Expense

Three and Six Months

Interest income and expense, net, increased by $11.4 million to $15.2 million for the three months ended June 30, 2013 from $3.8 million for the same period in 2012 and increased by $16.1 million to $22.9 million for the six months ended June 30, 2013 from $6.8 million for the same period in 2012. During the second quarter of 2013, certain holders of our 5% Notes converted approximately $8.6 million principal amount of Notes. These conversions resulted in the recognition of approximately $6.5 million in interest expense. Similar charges did not occur in 2012.

The increase in interest expense was also due to a reduction in our capitalized interest due to the decline in our construction in progress. As we place satellites into service, our construction in progress balance related to our second-generation satellites decreases, which reduces the amount of interest we can capitalize under GAAP. As a result of this decrease in our construction in progress balance, we recorded approximately $7.5 million and $2.8 million in interest expense during the three months ended June 30, 2013 and 2012, respectively, and we recorded approximately $14.2 million and $4.7 million in interest expense during the six months ended June 30, 2013 and 2012, respectively.

Derivative Gain (Loss)

Three and Six Months

Derivative gain (loss) fluctuated by $50.3 million to a loss of $29.9 million for the three months ended June 30, 2013 from a gain of $20.4 million for the same period in 2012, and fluctuated by $43.3 million to a loss of $29.4 million for the six months ended June 30, 2013 from a gain of $13.9 million for the same period in 2012. Fluctuations in derivative gain (loss) are due primarily to changes in our stock price and the valuation of certain embedded features within the debt instruments that require standalone derivative accounting.

Other

Other income (expense) fluctuated by $0.4 million to expense of $0.2 million for the three months ended June 30, 2013 compared to expense of $0.6 million for the same period in 2012 and fluctuated by $0.9 million to income of $0.4 million for the six months ended June 30, 2013 compared to expense of $0.5 million for the same period in 2012.  Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods. In February 2013, the Venezuelan government devalued its currency. As a result of this devaluation, we recorded a foreign currency gain of approximately $0.8 million during the first quarter of 2013. This gain was offset by other foreign currency losses recognized during the three and six months ended June 30, 2013. We do not expect the Venezuela currency devaluation to have a material impact on our operations or financial performance in the future.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet capital expenditure needs, including deploying our second-generation constellation, making improvements to our ground infrastructure, repayment of our current and long-term debt, operating costs, and working capital. Our principal sources of liquidity include cash on hand ($6.2 million at June 30, 2013), cash flows from operations and funds available under the Consent Agreement ($46.0 million was available at June 30, 2013, subject to certain restrictions). We also have an equity line agreement with Terrapin under which we may require Terrapin to purchase up to $30.0 million of our common stock. See below for further discussion.

Comparison of Cash Flows for the six months ended June 30, 2013 and 2012

The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash used in (provided by) operating activities	$(1,826)	$1,808
Net cash used in investing activities	(19,965)	(34,657)
Net cash provided by financing activities	16,449	27,858
Effect of exchange rate changes on cash	(213)	(140)
Net decrease in cash and cash equivalents	$(5,555)	$(5,131)

Cash Flows Used by Operating Activities

Net cash used in operating activities during the six months ended June 30, 2013 was $1.8 million compared to net cash provided by operating activities of $1.8 million in the first six months of 2012. We experienced unfavorable changes in operating assets and liabilities during the six months ended June 30, 2013 which resulted in an increase in cash used in operating activities for the first six months of 2013.

Cash Flows Used in Investing Activities

Cash used in investing activities was $20.0 million for the six months ended June 30, 2013 compared to $34.7 million for the same period in 2012. During the first quarter of 2013, we used $8.6 million of excess funds held in our debt service reserve account to pay launch related expenses. The decrease in cash used in investing activities also resulted from decreased payments related to the construction of our second-generation constellation as the constellation neared completion and the deferral of payments to contactors working on the construction of our next-generation ground upgrades.

We expect to continue to incur capital expenditures throughout 2013 relating to capital expenditures to upgrade our gateways and other ground facilities.

Cash Flows Provided by Financing Activities

The cash provided by financing activities during the six months ended June 30, 2013 was due primarily to the May 2013 exchange of our 5.75% Notes for new 8.00% Notes Issued in 2013. In connection with this exchange, we received $39.0 million from Thermo pursuant to the Common Stock Purchase Agreement and the Consent Agreement (See Note 4 for further discussion), which is recorded in future equity issuance to related party on our condensed consolidated balance sheet. $39.0 million was received to pay a portion of the principal amount of 5.75% Notes for both Exchanging and non-Exchanging Note Holders as well as to maintain our unrestricted cash balance as required by the Consent Agreement. We also made payments for financing costs as we continue to seek to amend existing debt arrangements and obtain additional external financing. Cash provided by financing activities during the same period in 2012 consisted of borrowings on our Existing Facility Agreement and proceeds from our contingent equity account, which did not recur in the first quarter of 2013.

Cash Position and Indebtedness

As of June 30, 2013, cash and cash equivalents were $6.2 million; cash available under our Existing Facility Agreement was $0.7 million (subject to certain restrictions, see below for further discussion); interest earned on funds previously held in our contingent equity account was $1.1 million (subject to certain restrictions, see below for further discussion), and excess funds held in our debt service reserve account were $0.2 million (subject to certain restrictions, see below for further discussion); compared to cash and cash equivalents of $11.8 million; cash available under our Existing Facility Agreement of $0.7 million; interest earned on funds previously held in our contingent equity account of $1.1 million, and excess funds held in our debt service reserve account of $8.9 million at December 31, 2012. At June 30, 2013, we also had funds available under the Consent Agreement of $46.0 million, which is subject to certain restrictions. We also have an equity line agreement with Terrapin under which we may require Terrapin to purchase up to $30.0 million of our common stock. See below for further discussion.

The carrying amount of our current and long-term debt outstanding was $585.7 million and $127.1 million, respectively, at June 30, 2013 compared to $655.9 million and $95.1 million, respectively, at December 31, 2012. The fluctuations in our debt balances from December 31, 2012 to June 30, 2013 are due to the exchange of our 5.75% Notes in May 2013. As the first put date of the 5.75% Notes was April 1, 2013, the debt was classified as current on our December 31, 2012 condensed consolidated balance sheet. As a result of exchanging these Notes for 8.00% Notes Issued in 2013, the new debt is classified as noncurrent on our June 30, 2013 condensed consolidated balance sheet. (See Note 4 for further discussion.)

Facility Agreement

On June 5, 2009, we entered into the $586.3 million Existing Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and the agent for the lenders under our Existing Facility Agreement. COFACE, the French export credit agency, has provided a 95% guarantee to the lending syndicate of our obligations under the Existing Facility Agreement.

 The facility is scheduled to mature 84 months after the first repayment date, as amended. Semi-annual principal repayments were scheduled to begin in June 2013. The facility bears interest at a floating LIBOR rate, plus a margin of 2.25% through December 2017 and 2.40% thereafter. Interest payments are due on a semi-annual basis.

Our obligations under the Existing Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and those of our domestic subsidiaries (other than FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

We may not re-borrow amounts repaid. We must repay the loans (a) in full upon a change in control or (b) partially (i) if there are excess cash flows on certain dates, (ii) upon certain insurance and condemnation events and (iii) upon certain asset dispositions. In addition to the financial covenants described below, the Existing Facility Agreement places limitations on our ability and the ability of our subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, make loans, investments, distributions or other transfers and capital expenditures or enter into certain transactions with affiliates.

Pursuant to the terms of the Existing Facility Agreement, in June 2009 we were required to fund a total of $46.8 million to the debt service reserve account. The required amount was to be funded until the date that was six months prior to the first principal repayment date, scheduled for June 2013. The minimum required balance fluctuates over time based on the timing of principal and interest payment dates. In December 2012, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date. The agent for our Existing Facility Agreement permitted us to withdraw this amount to pay certain capital expenditure costs associated with the fourth launch of our second-generation satellites in February 2013.

As a result of the Thales arbitration ruling and the settlement agreements reached with Thales in 2012 related to the arbitration ruling, the lenders concluded that events of default occurred under the Existing Facility Agreement. We are also in default of certain other financial and nonfinancial covenants, including, but not limited to, lack of payment of principal in June 2013 in accordance with the terms of the Existing Facility Agreement, required minimum funding of our debt service account and in-orbit acceptance of all of our second-generation satellites by April 2013. As of June 30, 2013, the borrowings were shown as current on our condensed consolidated balance sheet in accordance with applicable accounting rules.

On July 4, 2013, we signed a letter agreement pursuant to which the Lenders temporarily waived the first principal repayment due in June 2013 to the later of July 31, 2013 or the formal approval of the Lenders and COFACE. Upon the formal approval of the Lenders and COFACE, the payment default was waived.

On July 31, 2013, we entered into the GARA with Thermo, our domestic subsidiaries (the “Subsidiary Guarantors”), the Lenders and BNP Paribas as the security agent and COFACE Agent, providing for the amendment and restatement of our Existing Facility Agreement and certain related credit documents.

The GARA, when effective, will waive all of our existing defaults under the Existing Credit Agreement, extend the term of the facility by two and a half years (postponing an aggregate of $235.3 million in principal payments through 2019), and restructure the financial covenants.

The GARA provides that, upon the effective date of the transactions contemplated by the GARA (the “Effective Date”), the Existing Credit Agreement and certain related credit documents will be amended and restated in the forms attached to the GARA.

The Existing Credit Agreement, as previously amended, requires that:

•	following December 31, 2014, we maintain a minimum liquidity of $5.0 million;

•	we achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Existing Facility Agreement):

Period	Minimum Amount
7/1/12-6/30/13	$65.0 million
1/1/13-12/31/13	$78.0 million

•	beginning in June 2013, we maintain a minimum debt service coverage ratio of 1.00:1.00, gradually increasing to a ratio of 1.50:1.00 through 2019; and

•	beginning in June 2013, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 7.25:1.00 on a last twelve months basis, gradually decreasing to 2.50:1.00 through 2019.

Due to the launch delays, we expect that we may not be in compliance with certain financial and nonfinancial covenants specified in the Existing Facility Agreement during the next 12 months.  Projected noncompliance with covenants include, but are not limited to, minimum consolidated adjusted EBITDA, minimum debt service coverage ratio and minimum net debt to adjusted consolidated EBITDA. If we cannot obtain either a waiver or an amendment, any of these failures to comply would represent an additional event of default. An event of default under the Existing Facility Agreement would permit the lenders to accelerate the indebtedness under the Existing Facility Agreement. That acceleration would permit acceleration of our obligations under other indebtedness that contains cross-acceleration provisions.

As discussed above, we have signed the GARA. Upon satisfaction of the conditions precedent, the GARA will become effective and all events of default will be waived. Additionally, the financial covenants with which we are not projected to be in compliance will be amended.

See Note 4 to our Condensed Consolidated Financial Statements for further discussion of the Existing Facility Agreement and other current and long-term debt.

The Consent Agreement and the Common Stock Purchase Agreement

The Consent Agreement

On May 20, 2013, we entered into the Consent Agreement with Thermo. Pursuant to the Consent Agreement, Thermo agreed that it would make, or arrange for third parties to make, cash contributions to us in exchange for equity, subordinated convertible debt or other equity-linked securities as follows:

•	At the closing of the exchange transaction and thereafter each week until the earlier of the restructuring of the Existing Facility Agreement and July 31, 2013, an amount sufficient to enable us to maintain a consolidated unrestricted cash balance of at least $4.0 million;
•	At the closing of the exchange transaction, $25.0 million to satisfy all cash requirements associated with the exchange transaction, including agreed principal and interest payments to the holders of the 5.75% Notes as contemplated by the Existing Exchange Agreement, with any remaining portion being retained by us for working capital and general corporate purposes;
•	Contemporaneously with, and as a condition to the closing of, any restructuring of the Existing Facility Agreement, $20.0 million (less any amount contributed pursuant to the commitment described above with respect to our minimum cash balance);
•	Subject to the prior closing of the Existing Facility Agreement restructuring, on or prior to December 26, 2013, $20.0 million; and
•	Subject to the prior closing of the Existing Facility Agreement restructuring, on or prior to December 31, 2014, $20.0 million, less the amount by which the aggregate amount of cash received by us under the first, third and fourth commitments described above exceeds $40 million.

The parties agreed that the Lenders may terminate the Consent Agreement if, among other things:

•	The restructuring of the Existing Facility Agreement has not been consummated on or before June 28, 2013 (later extended to August 16, 2013); or
•	Globalstar or Thermo materially breaches any representations, warranties or covenants under the Consent Agreement, which breach is not cured (if curable) within 15 days of receipt of notice by us or Thermo, as the case may be.

Any termination of the Consent Agreement will not affect the validity of the consent to the exchange transaction, which was a condition precedent to closing the Exchange Agreement and required under the Existing Facility Agreement. As of the date of this report, the Consent Agreement had not been cancelled.

The Common Stock Purchase Agreement

 On May 20, 2013, we entered into a Common Stock Purchase Agreement with Thermo pursuant to which Thermo purchased 78,125,000 shares of our common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain our consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Existing Facility Agreement. In furtherance thereof, at the closing of the exchange transaction, Thermo purchased an additional 15,625,000 shares of common stock for an aggregate purchase price of $5.0 million.

In June and July 2013, Thermo had contributed an additional $9.0 million and $6.0 million, respectively. $9.0 million was contributed pursuant to the terms of the Consent Agreement. An additional $6.0 million has been contributed on terms not yet determined.

Pursuant to the Common Stock Purchase Agreement, the shares of common stock are intended to be shares of non-voting common stock. As of May 20, 2013, our certificate of incorporation did not provide for any authorized but unissued shares of non-voting common stock. On July 8, 2013, we filed an amendment to our certificate of incorporation increasing the number of authorized shares of non-voting common stock, and we subsequently delivered Thermo shares of our nonvoting common stock.

The terms of the Common Stock Purchase Agreement were approved by a special committee of our board of directors consisting solely of our unaffiliated directors. The Committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase Agreement were fair and in the best interests of us and our shareholders. The terms of future equity investments provided to us by Thermo pursuant to the Consent Agreement will also be determined by this Committee.

See Note 4 to our Condensed Consolidated Financial Statements for further discussion of the Consent Agreement and the Common Stock Purchase agreement.

Terrapin Common Stock Purchase Agreement

On December 28, 2012 we entered into a Common Stock Purchase Agreement with Terrapin pursuant to which we may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term following the effective date of a resale registration statement. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term, and in our sole discretion, we may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock. We will not sell Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of our then issued and outstanding shares of voting common stock. As of June 30, 2013, we have not required Terrapin to purchase any shares of our common stock.

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

The amount of capital expenditures incurred as of June 30, 2013 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through June 30,	Estimated Future Payments
Capital Expenditures	2013	Remaining 2013	2014	Thereafter	Total
Thales Second-Generation Satellites	$622,018	672	$-	$-	$622,690
Arianespace Launch Services	216,000	-	-	-	216,000
Launch Insurance	39,903	-	-	-	39,903
Other Capital Expenditures and Capitalized Labor	52,149	9,238	-	-	61,387
Total	$930,070	$9,910	$-	$-	$939,980

As of June 30, 2013, we had recorded $9.1 million of these capital expenditures in accounts payable.

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

The amount of capital expenditures incurred as of June 30, 2013 and estimated future capital expenditures (excluding interest) related to the construction of the ground component and related costs is presented in the table below (in thousands):

	Payments through June 30,	Estimated Future Payments
Capital Expenditures	2013	Remaining 2013	2014	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$62,241	$15,832	$11,204	$12,098	$101,375
Ericsson ground network	4,484	2,295	1,664	20,593	29,036
Other Capital Expenditures	1,181	402	-	-	1,583
Total	$67,906	$18,529	$12,868	$32,691	$131,994

As of June 30, 2013, we recorded $18.1 million of these capital expenditures in accounts payable.

As of June 30, 2013, we recorded $15.8 million, excluding interest, in accounts payable related to this contract and had incurred and capitalized $72.6 million, excluding interest, of costs related to this contract. These costs are recorded as an asset in property and equipment.

In August 2013, we entered into an agreement with Hughes which specified a payment schedule for the total deferred amount outstanding under the agreement of approximately $15.8 million. We must make payments of $5.8 million in August 2013, $5.0 million in October 2013, and $5.0 million in December 2013. Under the terms of the amended agreement we will also be required to pay interest of approximately $4.9 million in January 2014 for amounts accrued at a rate of 10% on previously deferred balances. Hughes will also have the option to receive all or any portion of the deferred payments and accrued interest in our common stock. If Hughes chooses to receive any payment in stock, shares will be provided at a 7% discount based upon a trailing volume weighted average price calculation. Hughes will re-start work under the contract upon our payment of the amounts described above and an advance payment for the next milestone pursuant to the terms of the contract. If we do not make the payments described above by a specified date in the agreement, these amounts will accrue interest at a rate of 15% per annum. If we terminate the contract for convenience, we must make a final payment of $20.0 million (less any amounts previously paid to reduce the $15.8 million total deferred amount) in cash to Hughes to satisfy our obligations under the contract.

In June 2013, we entered into an agreement with Ericsson which deferred to the earlier of September 1, 2013, or the close of a financing, approximately $2.4 million in milestone payments due under the contract, provided we make one payment of $0.1 million in June 2013. We have made this payment. The remaining milestones previously scheduled under the contract were deferred to later in 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum. As of June 30, 2013, we had incurred and capitalized $6.8 million of costs related to this contract, of which we recorded $2.3 million in accounts payable. If we terminate the contract for convenience, we must make a final payment of $10.0 million in either cash or our common stock at our election. If we elect to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct us to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

 Liquidity

As discussed in Note 2 to our Condensed Consolidated Financial Statements, we have developed a plan to improve operations and maintain our second-generation constellation and continue to upgrade our next-generation ground infrastructure. In order to continue as a going concern, we must fulfill the conditions precedent to close the GARA (as discussed in Note 4) and execute our business plan, which assumes the modification of certain obligations and the funding of the financial arrangements with Thermo and Terrapin as discussed in Note 2. Substantial uncertainties remain related to the impact and timing of these items. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, our ability to continue to execute our business plans will be adversely affected. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions.

Our principal long-term liquidity needs include maintaining service coverage levels and continuing to make improvements to our ground infrastructure, funding our working capital and cash operating needs, including any growth in our business, and to fund repayment of our indebtedness, both principal and interest, when due. We expect sources of long-term liquidity to include the exercise of warrants and other additional debt and equity financings, which have not yet been arranged. We cannot assure you that we can obtain sufficient additional financing on acceptable terms, if at all. We also expect cash flows from operations to be a source of long-term liquidity once we have fully deployed our second-generation satellite constellation. We are not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on our performance and liquidity.

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

Our interest rate risk arises from our variable rate debt under our Existing Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Existing Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Existing Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our base rate will be 1% less than the then 6-month Libor rate. The applicable margin from the Base Rate ranges from 2.07% to 2.4% through the termination date of the facility. Assuming that we borrowed the entire $586.3 million under the Existing Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2013, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of June 30, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three and six months ended June 30, 2013.

(b) Changes in internal control over financial reporting.

As of June 30, 2013, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
4.1*	Fourth supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of May 20, 2013, including Form of Global 8% Convertible Senior Note due 2028 (Exhibit 4.1 to Form 8-k dated May 20, 2013)

10.1†	Letter Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of June 20, 2013

10.2†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated June 28, 2013

10.3†	2013 Annual Key Employee Bonus Plan

10.4*

Equity Commitment Restructuring Support and Consent Agreement by and among Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas, as facility agent, security agent and chef de File under the COFACE Facility Agreement dated as of June 5, 2009 and the lenders who are parties to the facility, dated as of May 20, 2013 (Exhibit 10.1 to form 8-K dated May 20, 2013)

10.5*	Exchange Agreement by and among GlobalStar Inc. and certain exchanging note holders dated as of May 20, 2013 (Exhibit 10.2 to Form 8-K dated May 20, 2013)

10.6*	Common Stock Purchase Agreement between Globalstar, Inc. and there no funding Company LLC dated as of May 20, 2013 (Exhibit 10.3 to Form 8-K dated May 20, 2013)

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

*	Incorporated by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: August 14, 2013
James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)

