Form 10-Q
period 2013-09-30
Globalstar, Inc.
filed 2013-11-14
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 466,486,563 shares of voting common stock and 283,047,118 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue:
Service revenues	$17,056	$15,368	$47,854	$42,146
Subscriber equipment sales	5,493	5,169	13,863	15,110
Total revenue	22,549	20,537	61,717	57,256
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,181	7,413	22,913	22,218
Cost of subscriber equipment sales	4,148	4,040	10,675	10,465
Cost of subscriber equipment sales - reduction in the value of inventory	-	660	-	957
Marketing, general, and administrative	9,079	7,425	22,579	21,062
Reduction in the value of long-lived assets	-	-	-	7,218
Contract termination charge	-	-	-	22,048
Depreciation, amortization, and accretion	23,715	18,654	66,114	49,277
Total operating expenses	45,123	38,192	122,281	133,245
Loss from operations	(22,574)	(17,655)	(60,564)	(75,989)
Other income (expense):
Loss on extinguishment of debt	(63,569)	-	(110,809)	-
Loss on equity issuance	(2,733)	-	(16,701)	-
Interest income and expense, net of amounts capitalized	(16,901)	(6,565)	(39,869)	(13,396)
Derivative gain (loss)	(97,534)	(16,473)	(126,911)	(2,562)
Other	(1,540)	(439)	(1,125)	(938)
Total other income (expense)	(182,277)	(23,477)	(295,415)	(16,896)
Loss before income taxes	(204,851)	(41,132)	(355,979)	(92,885)
Income tax expense	118	56	341	361
Net loss	$(204,969)	$(41,188)	$(356,320)	$(93,246)
Loss per common share:
Basic	$(0.30)	$(0.10)	$(0.64)	$(0.25)
Diluted	(0.30)	(0.10)	(0.64)	(0.25)
Weighted-average shares outstanding:
Basic	673,546	392,344	559,515	376,518
Diluted	673,546	392,344	559,515	376,518

Comprehensive loss	$(204,417)	$(40,069)	$(356,417)	$(91,578)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	(Unaudited)	(Audited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,643	$11,792
Restricted cash	-	46,777
Accounts receivable, net of allowance of $6,567 and $6,667, respectively	16,444	13,944
Inventory	37,482	42,181
Deferred financing costs	-	34,622
Prepaid expenses and other current assets	7,583	5,233
Total current assets	68,152	154,549
Property and equipment, net	1,187,288	1,215,156
Restricted cash	37,940	-
Deferred financing costs	79,861	16,883
Advances for inventory	9,158	9,158
Intangible and other assets, net	7,375	8,029
Total assets	$1,389,774	$1,403,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$-	$655,874
Accounts payable, including contractor payables of $17,801 and $27,747, respectively	26,444	35,685
Accrued contract termination charge	23,699	23,166
Accrued expenses	32,828	28,164
Payables to affiliates	303	230
Derivative liabilities	41,539	-
Deferred revenue	17,822	18,041
Total current liabilities	142,635	761,160
Long-term debt, less current portion	675,690	95,155
Employee benefit obligations	7,117	7,221
Derivative liabilities	254,207	25,175
Deferred revenue	7,317	4,640
Debt restructuring fees	20,795	-
Other non-current liabilities	15,411	15,880
Total non-current liabilities	980,537	148,071

Commitments and contingent liabilities (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2013 and December 31, 2012:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Voting Common Stock of $0.0001 par value; 1,200,000,000 and 865,000,000 shares authorized; 448,117,231 and 354,085,753 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	45	35
Nonvoting Common Stock of $0.0001 par value; 400,000,000 and 135,000,000 shares authorized; 256,875,000 and 135,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	26	14
Additional paid-in capital	976,386	864,175
Future equity issuance of common stock to related party	16,242	-
Accumulated other comprehensive loss	(1,855)	(1,758)
Retained deficit	(724,242)	(367,922)
Total stockholders’ equity	266,602	494,544
Total liabilities and stockholders’ equity	$1,389,774	$1,403,775

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash flows provided by (used in) operating activities:
Net loss	$(356,320)	$(93,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	66,114	49,277
Change in fair value of derivative assets and liabilities	126,067	2,562
Stock-based compensation expense	1,850	585
Amortization of deferred financing costs	6,256	2,498
Noncash interest and accretion expense	22,341	9,415
Reduction in the value of long-lived assets and inventory	-	8,176
Provision for bad debts	1,359	695
Contract termination charge	-	22,048
Loss on extinguishment of debt	110,809	-
Loss on equity issuance	16,701	-
Unrealized foreign currency gain (loss)	635	(269)
Other, net	605	2,218
Changes in operating assets and liabilities:
Accounts receivable	(4,001)	(1,919)
Inventory	4,253	(240)
Prepaid expenses and other current assets	(1,353)	1,459
Other assets	874	6,253
Accounts payable and accrued expenses	4,617	360
Payables to affiliates	73	(147)
Other non-current liabilities	(996)	(1,093)
Deferred revenue	2,450	2,246
Net cash provided by operating activities	2,334	10,878
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(37,732)	(43,305)
Property and equipment additions	(1,225)	(382)
Investment in businesses	(496)	(450)
Restricted cash	8,838	(3,650)
Net cash used in investing activities	(30,615)	(47,787)
Cash flows provided by financing activities:
Borrowings from Facility Agreement	672	5,008
Proceeds from contingent equity agreement	1,071	23,000
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	-
Payments for 5.75% Notes not exchanged	(6,250)	-
Payments to lenders and other fees associated with exchange	(2,482)	-
Proceeds for equity issuance to related party	51,500	-
Proceeds from issuance of common stock and exercise of warrants	8,979	100
Payment of deferred financing costs	(16,904)	(250)
Net cash provided by financing activities	23,042	27,858
Effect of exchange rate changes on cash	90	319
Net decrease in cash and cash equivalents	(5,149)	(8,732)
Cash and cash equivalents, beginning of period	11,792	9,951
Cash and cash equivalents, end of period	$6,643	$1,219
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$11,445	$18,958
Income taxes	28	216
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and ground costs	9,688	4,646
Increase in non-cash capitalized interest for second-generation satellites and ground costs	3,691	4,309
Capitalization of the accretion of debt discount and amortization of debt issuance costs	4,716	6,786
Interest and other payments made in convertible notes and common stock	4,240	4,629
Conversion of debt into common stock	23,570	2,000
Reduction in debt discount and issuance costs related to note conversions	13,164	1,812
Extinguishment of principal amount of 5.75% Notes	(71,804)	-
Issuance of principal amount of 8% Notes Issued in 2013	54,611	-
Issuance of common stock to exchanging note holders at fair value	12,127	-
Reduction in carrying amount of Thermo Loan Agreement due to amendment	(35,026)
Conversion of contingent equity account derivative liability to equity	-	5,853
Value of warrants issued in connection with the contingent equity account loan fee	-	2,226

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

2. MANAGEMENT’S PLANS REGARDING FUTURE OPERATIONS

Current sources of liquidity include cash on hand, cash flows from operations, cash received from the exercise of warrants and stock options, funds which Thermo Funding Company LLC (including its affiliates, “Thermo”) has agreed to invest or arrange to be invested in the Company pursuant to the Equity Commitment, Restructuring Support and Consent Agreement dated as of May 20, 2013 among the Company, Thermo, BNP Paribas, as agent, and the lenders under the Facility Agreement (as defined below) (the “Consent Agreement”) and the Global Deed of Amendment and Restatement (the “GARA”) described below and funds available from the Company’s equity line agreement with Terrapin Opportunity, L.P. (“Terrapin”).

In order to continue as a going concern, the Company must execute its business plan, which assumes the modification of certain obligations and the funding of the financial arrangements with Thermo and Terrapin referred to above. Substantial uncertainties remain related to the impact and timing of these events. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, the Company’s ability to continue to execute its business plan will be adversely affected. The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the items discussed below, except as otherwise disclosed.

The Company has taken the following steps towards improving operations; completing and maintaining its second-generation constellation and next-generation ground infrastructure; and obtaining additional financing:

•	Completed the relocation of its corporate headquarters to Covington, Louisiana, streamlined its supply chain and other operations, consolidated its world-wide operations, and simplified its product offerings. The Company has continued to maintain a low cost operating structure, while strategically investing in sales and marketing and new product development.

•	Increased revenues by transitioning legacy Duplex customers to more profitable plans, commensurate with the Company’s improved service coverage, and adding new subscribers to the network at growing rates.

•	Successfully launched and placed into commercial service all of its second-generation satellites, excluding one on-ground spare.

•	Entered into financing arrangements with Thermo under which Thermo has provided or agreed to provide or arrange up to $85.0 million in equity or equity-linked financing.

•	Entered into a $30.0 million equity line agreement with Terrapin.

•	Drew $60.0 million from its contingent equity account.

•	Settled disputes with Thales Alenia Space (“Thales”) regarding contractual issues.

•	Implemented sales and marketing programs targeted to the mass consumer market, as well as the traditional Mobile Satellite Services (“MSS”) vertical markets, that are designed to take advantage of the introduction of new mobile satellite products and the continued expansion of the Company’s Duplex coverage, including entering into new sales agreements and introducing new pricing plans commensurate with improved service levels.

•	Commenced a proceeding before the Federal Communications Commission (“FCC”) seeking authority to utilize the Company’s MSS spectrum to offer terrestrial wireless services, including mobile broadband, separate and apart from, but coordinated with, its satellite-based communications.

•	Introduced the SPOT Global Phone to the consumer mass market, which leverages the Company’s retailer distribution channels and SPOT brand name.

•	Introduced the SPOT Gen3, the next generation of the SPOT Satellite GPS Messenger. SPOT Gen3 offers enhanced functionality with more tracking features, improved battery performance and more power options including rechargeable and USB direct line power.

•	Issued $54.6 million principal amount of new 8.00% Convertible Senior Notes (the “8.00% Notes Issued in 2013”), together with cash and shares of its common stock, in exchange for all of the Company’s $71.8 million principal amount of 5.75% Convertible Senior Unsecured Notes (the “5.75% Notes”), which were in default.

•	Entered into the Global Deed of Amendment and Restatement (the “GARA”), which significantly adjusted the principal repayment schedule and covenant levels required under the Company’s $586.3 million senior secured credit facility (the “Facility Agreement”) and cured existing events of default under the Facility Agreement.

The Company believes that these actions, combined with additional actions included in its operating plan, will result in improved cash flows from operations, provided the significant uncertainties described in the first section of this footnote are successfully resolved. These additional actions include, among other things, the following:

•	Completing second-generation ground infrastructure upgrades that will permit the Company to offer a new suite of consumer and enterprise products that leverage the Company’s new, inexpensive chip architecture and enhanced handset and gateway functionality.

•	Negotiating agreements with third parties to restart operations at certain existing Globalstar gateways to make coverage in additional areas commercially viable.

•	Continuing to pursue numerous opportunities in the field of aviation, including next-generation “space-based” air traffic management services, in association with the Company’s technology partner, ADS-B Technologies, LLC.

•	Continuing to control operating expenses while redirecting available resources to the marketing and sale of product offerings.

•	Improving its key business processes and leveraging its information technology platform.

•	Introducing new and innovative Simplex, SPOT and Duplex products to the market that will further drive sales volume and revenue by continuing to target traditional MSS vertical markets as well as the consumer mass market.

•

Continuing the Company’s ongoing petition before the FCC to utilize the Company’s MSS spectrum for terrestrial wireless services, including broadband services. On November 1, 2013, the FCC released proposed rules for Globalstar terrestrial broadband services over 22 MHz of spectrum.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Globalstar System:
Space component
Second-generation satellites in service	$1,212,234	$934,900
Prepaid long-lead items	17,040	17,040
Ground component	48,581	49,089
Construction in progress:
Space component	33,155	299,209
Ground component	109,384	84,423
Other	799	880
Total Globalstar System	1,421,193	1,385,541
Internally developed and purchased software	15,023	14,414
Equipment	12,996	12,800
Land and buildings	3,837	4,003
Leasehold improvements	1,507	1,512
	1,454,556	1,418,270
Accumulated depreciation and amortization	(267,268)	(203,114)
	$1,187,288	$1,215,156

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s construction in progress - space component balance as of September 30, 2013 consist primarily of costs related to a spare second-generation satellite that is capable of being included in a future launch of satellites. See Note 8 for further discussion of the Company’s current contractual obligations.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	As of
	September 30,	December 31,
	2013	2012
Total interest capitalized	$231,026	$216,477

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest cost eligible to be capitalized	$13,119	$13,777	$38,851	$43,411
Interest cost recorded in interest expense, net	(10,151)	(5,543)	(24,302)	(10,239)
Net interest capitalized	2,968	8,234	14,549	33,172

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Depreciation expense	$23,961	$17,964	$65,622	$47,542

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2013		December 31, 2012
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value
Facility Agreement	$586,342	$586,342	$585,670	$585,670
Thermo Loan Agreement	58,569	20,488	53,499	49,822
5.75% Convertible Senior Unsecured Notes	-	-	71,804	70,204
8.00% Convertible Senior Notes Issued in 2013	47,570	25,547	-	-
5.0% Convertible Senior Unsecured Notes	25,199	11,959	40,920	16,701
8.00% Convertible Senior Unsecured Notes Issued in 2009	49,665	31,354	48,228	28,632
Total Debt	767,345	675,690	800,121	751,029
Less: Current Portion	-	-	657,474	655,874
Long-Term Debt	$767,345	$675,690	$142,647	$95,155

The above table represents the principal amount and carrying value of long-term debt at September 30, 2013 and December 31, 2012. The principal amounts shown above include payment of in kind interest, if any. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below.

Facility Agreement

 The Company’s Facility Agreement, as described below, was amended and restated in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating LIBOR rate plus a margin of 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants. The Company was in compliance with all covenants as of September 30, 2013.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of September 30, 2013, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

Former Terms of Facility Agreement

In 2009, the Company entered into the Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and agent for the Company’s Facility Agreement. Prior to its amendment and restatement in 2013, the Facility Agreement had a maturity date of 84 months after the first principal repayment date, as amended. Semi-annual principal repayments were scheduled to begin on June 30, 2013, as amended. The Facility Agreement bore interest at a floating LIBOR rate, plus a margin of 2.25% through December 2017 increasing to 2.40% thereafter.

The Facility Agreement required the Company to maintain a total of $46.8 million in a debt service reserve account. The use of the funds in this account was restricted to making principal and interest payments under the Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuated over time based on the timing of principal and interest payment dates. In December 2012, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date scheduled for June 2013. In January 2013, the agent for the Facility Agreement permitted the Company to withdraw from the debt service reserve account $8.9 million that was in excess of the required balance to enable the Company to pay capital expenditure costs from the fourth launch of its second-generation satellites.

The Facility Agreement contained customary events of default and required that the Company satisfy various financial and nonfinancial covenants. As a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration ruling in 2012, the lenders concluded that events of default had occurred under the Facility Agreement. The Company was also in default of certain other financial and nonfinancial covenants, including, but not limited to, lack of payment of principal in June 2013 in accordance with the terms of the Facility Agreement, minimum required funding for the Company’s debt service account, and in-orbit acceptance of all of its second-generation satellites by April 2013. As of June 30, 2013, the borrowings were shown as current on the Company’s condensed consolidated balance sheet in accordance with applicable accounting rules. The Company also projected that it would not be in compliance with certain future financial and nonfinancial covenants specified under the Facility Agreement. These events of default were waived or cured by the amendment and restatement of the Facility Agreement.

Amended and Restated Facility Agreement

As previously disclosed, on July 31, 2013, the Company entered into the GARA with Thermo, the Company’s domestic subsidiaries (the “Subsidiary Guarantors”), a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial as arrangers and BNP Paribas as the security agent and COFACE Agent, providing for the amendment and restatement of the Facility Agreement and certain related credit documents. The GARA became effective on August 22, 2013 and, among other things, waived all of the Company’s defaults under the Facility Agreement and restructured the financial covenants.

Pursuant to the GARA,

•	In August 2013, Globalstar paid the lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee, the balance of which is due no later than December 31, 2017. Globalstar also paid all outstanding incurred transaction expenses for the Lenders. The remaining $20.8 million due to the lenders no later than December 31, 2017 is included in noncurrent liabilities on the September 30, 2013 condensed consolidated balance sheet.

•	In August 2013, Globalstar drew the remaining approximately $0.7 million not previously borrowed under the Facility Agreement for certain milestone payments due to Thales for the construction of its second-generation satellites.

•	In August 2013, all amounts remaining under the Thermo Contingent Equity Account (approximately $1.1 million) and approximately $0.2 million in the Debt Service Reserve Account were paid to the Company’s launch services provider for the account of Globalstar to pay certain costs for the launch of the Company’s second-generation satellites.

•	Thermo confirmed its obligations under the Equity Commitment, Restructuring and Consent Agreement dated as of May 20, 2013 to make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities, of $20.0 million on or prior to December 26, 2013, and an additional amount of up to $20 million on or prior to December 31, 2014. See further discussion below on the details of the Consent Agreement and subsequent cash contributions to Globalstar.

•	The Lenders waived all existing defaults or events of default under the Facility Agreement.

The GARA made the following changes to the terms of the Facility Agreement:

•	The initial principal payment date, formerly June 30, 2013, was postponed to December 31, 2014, and the final maturity date was extended from June 30, 2020 to December 31, 2022.

•	The remaining principal payments, with the final payment due December 31, 2022, were also restructured, resulting in an aggregate postponement of $235.3 million in principal payments through 2019.

•	The annual interest rate increased by 0.5% to LIBOR plus 2.75% through July 1, 2017, and increases by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%.

•	Mandatory prepayments were expanded in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain asset dispositions or receives more than $145.0 million from the sale of additional debt or equity securities (excluding the Thermo commitments described above and up to $19.5 million under the Company’s equity line with Terrapin.).

•	The financial covenants were modified, including changing the amount of permitted capital expenditures, reducing the required minimum liquidity amount from $5.0 million to $4.0 million, restructuring the other existing financial covenants to correspond to the Company’s revised business plan reflecting the delays in delivery of the Company’s second-generation satellites, and adding a new covenant with respect to the Company’s interest coverage ratio.

•	The definition of Change of Control was amended to require a mandatory prepayment of the entire facility if Thermo and certain of its affiliates own less than 51% of the Company’s common stock.

•	The required balance of the Debt Service Reserve Account was fixed at the current amount of approximately $37.9 million for the length of the Facility Agreement.

•	Any new subordinated indebtedness of the Company may not mature or pay cash interest prior to the final maturity date of the Facility Agreement.

•	The Company, while the Facility Agreement is outstanding, is prohibited from paying any cash dividends or repaying any principal or interest with respect to its indebtedness to Thermo under the Thermo Loan Agreement.

•	The Company is prohibited from amending its material agreements without the lenders’ prior consent.

•	An event of default was added if any litigation against the Company results in a final judgment that imposes a material liability that was not anticipated by the Company’s business plan.

The Company evaluated the GARA under applicable accounting guidance and determined that the amendment and restatement of the Company’s Facility Agreement was a modification of the former indebtedness. As a result of the modification of the Facility Agreement, all financing costs paid to the Company’s legal and other advisors, a total of $0.3 million, was recorded in other income and expense in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2013. Financing costs paid to the lenders were capitalized as a deferred asset on the Company’s condensed consolidated balance sheet as of September 30, 2013 and will be amortized using the effective interest rate method to interest expense through the maturity of the Facility Agreement.

Contingent Equity Agreement

The Company has a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company had the right to make draws from this account if and to the extent it had an actual or projected deficiency in its ability to meet obligations due within a forward-looking 90-day period.

The Contingent Equity Agreement provided that the Company would pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee was payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The Company determined that the warrants issued in conjunction with the availability fee were derivatives and recorded the value of the derivatives as a component of other non-current liabilities, at issuance. The offset was recorded in other assets and was amortized over the one-year availability period. The warrants issued on June 19, 2012 were not subject to a reset provision subsequent to issuance and are therefore not considered a derivative instrument. The value of the warrants issued was recorded as equity and the offset was recorded in other assets and was amortized over the one-year availability period.

When the Company made draws on the contingent equity account, it issued Thermo shares of common stock calculated using a price per share equal to 80% of the average closing price of the common stock for the 15 trading days immediately preceding the draw. The 20% discount on the value of the shares issued to Thermo is treated as a deferred financing cost and is amortized over the remaining term of the Facility Agreement. The Company has drawn the entire $60.0 million from this account as well as interest earned from the funds previously held in this account of approximately $1.1 million.

Since the origination of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase 41,467,980 shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement and 160,916,223 shares of common stock resulting from the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement. As of September 30, 2013, the Company had not yet issued 2,133,656 shares of nonvoting common stock to Thermo from the $1.1 million draw in August 2013 from the interest earned on the contingent equity account. The total fair value of these shares of $1.3 million was recorded as a future equity issuance in the stockholders’ equity section on the Company’s condensed consolidated balance sheet as of September 30, 2013, which represented the $1.1 million of interest and $0.2 million of deferred financing costs for the value of the 20% discount on the shares to be issued to Thermo. As of September 30, 2013, no warrants issued in connection with the Contingent Equity Agreement had been exercised.

No voting common stock is issuable to Thermo or any of its affiliates if it would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

Thermo Loan Agreement

The Company has an Amended and Restated Loan Agreement (the “Loan Agreement”) with Thermo whereby Thermo agreed to lend the Company $25.0 million for the purpose of funding the debt service reserve account required under the Facility Agreement. In 2011, this loan was increased to $37.5 million. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company’s obligations under the Facility Agreement. Amounts deposited in the debt service reserve account are restricted to payments due under the Facility Agreement, unless otherwise authorized by the lenders.

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs.

As additional consideration for the loan, the Company issued to Thermo a warrant to purchase 4,205,608 shares of common stock at $0.01 per share with a five-year exercise period. No voting common stock is issuable upon such exercise if such issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing voting common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount which was netted against the principal amount of the loan. The Company accreted the debt discount associated with the warrant using an effective interest method to interest expense over the term of the loan agreement prior to the amendment and restatement as discussed below. As of September 30, 2013, $21.1 million of interest was outstanding; this amount is included in long-term debt on the Company’s condensed consolidated balance sheet.

As previously disclosed, in connection with the amendment and restatement of the Company’s Facility Agreement, the Company also amended and restated the Loan Agreement in July 2013. The Amended and Restated Loan Agreement made the following changes:

•	Provided that the indebtedness would be represented by a promissory note.

•	Provided that if a Fundamental Change (as defined in the Fourth Supplemental Indenture with respect to the 8% Notes issued in 2013) occurs prior to the repayment of the indebtedness, the Company would pay Thermo an amount equal to the Fundamental Make-Whole Amount (as defined in that indenture).

•	Provided that the indebtedness will be convertible into common stock of Globalstar on substantially the same terms as the 8.00% Notes Issued in 2013, excluding the conversion features on special conversion dates as defined in the Indenture.

The terms of the amendment and restatement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee was represented by independent legal counsel.

Based on the Company’s evaluation of the amended and restated Loan Agreement, this transaction was determined to be an extinguishment of the debt under the prior Loan Agreement. The Company recorded a loss on the extinguishment of this debt of $66.1 million in its condensed consolidated statement of operations during the third quarter of 2013. This loss represents the difference between the fair value of the Loan Agreement, as amended and restated, and its carrying value just prior to amendment and restatement. See Note 6 for further discussion on the fair value of this instrument.

The Company evaluated the various embedded derivatives within the Loan Agreement. The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Loan Agreement.

 The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity of the Loan Agreement using an effective interest rate method. The fair value of the compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

The Company netted the debt discount associated with the compound embedded derivative against the fair value of the Loan Agreement to determine the carrying amount of the Loan Agreement. The accretion of the debt discount will increase the carrying amount of the debt through the maturity of the Loan Agreement. The Company allocated the fair value at issuance as follows (in thousands):

Loan Agreement	$18,958
Compound embedded derivative liability	101,114
Fair value of Loan Agreement	$120,072

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

On March 29, 2013, U.S. Bank National Association, the Trustee under the Indenture and the First Supplemental Indenture governing the 5.75% Notes, each dated as of April 15, 2008, between the Company and the Trustee (collectively, as amended and supplemented or otherwise modified, the "Indenture"), notified the Company in writing that holders of approximately $70.7 million principal amount of 5.75% Notes had exercised their purchase rights pursuant to the Indenture. Under the Indenture, the Company was required to deposit with the Trustee on April 1, 2013, the purchase price of approximately $70.7 million in cash to effect the repurchase of the 5.75% Notes from the exercising holders. The Company did not have sufficient funds to pay the purchase price when due, which constituted an event of default under the Indenture.

In addition, the Indenture also required that, on April 1, 2013, the Company pay interest on the 5.75% Notes in the aggregate amount of approximately $2.1 million for the six months ended March 31, 2013. The Company did not make this payment. Under the Indenture, failure to pay this interest by April 30, 2013 also constituted an event of default.

As discussed below, these events of default were cured pursuant to the Exchange Agreement transactions consummated on May 20, 2013.

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

On May 20, 2013, the Company agreed to redeem the remaining 5.75% Notes for cash equal to their principal amount.

Based on the Company’s evaluation of the exchange transaction, the Exchange Agreement was determined to be an extinguishment of the 5.75% Notes. As a result of this exchange, the Company recorded a loss on the extinguishment of debt of $47.2 million in its condensed consolidated statement of operations during the second quarter of 2013. This loss represented the difference between the carrying value of the 5.75% Notes and the fair value of the consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both exchanging and non-exchanging holders, equity issued to the holders and other fees incurred in the exchange). See Note 6 for further discussion on the fair value of this instrument.

The Consent Agreement

To obtain the lenders’ consent to the transactions contemplated by the Exchange Agreement, pursuant to the Consent Agreement, Thermo agreed that it would make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities as follows:

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

In accordance with the terms of the Common Stock Purchase Agreement and Common Stock Purchase and Option Agreement discussed below, as of September 30, 2013, Thermo has contributed a total of $51.5 million to the Company in exchange for 145.9 million shares of the Company’s nonvoting common stock. As of September 30, 2013, an additional $8.8 million had been contributed to the Company through warrant exercises and other equity issuances, reducing Thermo’s remaining commitment to $24.7 million.

The Common Stock Purchase Agreement

On May 20, 2013, the Company and Thermo entered into a Common Stock Purchase Agreement pursuant to which Thermo purchased 78,125,000 shares of the Company’s common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain the Company’s consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, at the closing of the transactions contemplated by the Exchange Agreement, Thermo purchased an additional 15,625,000 shares of common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28,125,000 shares of common stock for an aggregate purchase price of $9.0 million pursuant to the Common Stock Purchase Agreement. Pursuant to its commitment, Thermo invested a further $6.0 million on July 29, 2013 and $6.5 million on August 19, 2013, on terms later determined by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors as described below.

During the second quarter of 2013, Thermo purchased approximately 121.9 million shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million. For the three months ended June 30, 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale). Pursuant to the Common Stock Purchase Agreement, the shares of common stock are intended to be shares of non-voting common stock. As of May 20, 2013, the Company’s certificate of incorporation did not provide for sufficient shares of authorized but unissued non-voting common stock. The Company recorded the fair value of these shares as a future equity issuance in the stockholders’ equity section of the Company’s condensed consolidated balance sheet as of June 30, 2013. On July 8, 2013, the Company filed an amendment to its certificate of incorporation increasing the number of authorized shares of non-voting common stock by 265.0 million shares to a total of 400.0 million shares and subsequently issued nonvoting shares to Thermo in exchange for the payments previously made under the Common Stock Purchase Agreement. These shares were subsequently recorded in common stock and additional paid-in capital in the third quarter of 2013.

The terms of the Common Stock Purchase Agreement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase Agreement were fair and in the best interests of the Company and its shareholders.

The Common Stock Purchase and Option Agreement

On October 14, 2013, the Company and Thermo entered into a Common Stock Purchase and Option Agreement pursuant to which Thermo agreed to purchase 11,538,461 shares of the Company’s non-voting common stock at a purchase price of $0.52 per share in exchange for the $6.0 million invested in July and an additional $20 million, or 38,461,538 shares, in exchange for the $6.5 million funded in August and an incremental $13.5 million at a purchase price of $0.52 per share as and when requested to do so by the special committee through November 28, 2013. Thermo further agreed to purchase, upon the request of the special committee prior to December 26, 2013, up to $11.5 million of additional shares of non-voting common stock at a price equal to 85% of the average closing price of the voting common stock during the ten trading days immediately preceding the date of the special committee’s request.

During the third quarter of 2013, Thermo purchased approximately 24.0 million shares of the Company’s common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million. For the three months ended September 30, 2013, the Company recognized a loss on the sale of these shares of approximately $2.4 million (included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale). As the terms for the stock purchased by Thermo had not been determined as of September 30, 2013, the Company recorded the fair value of these shares as a future equity issuance in the stockholders’ equity section of the Company’s condensed consolidated balance sheet as of September 30, 2013. On October 14, 2013, the Common Stock Purchase and Option Agreement was signed, and shares of nonvoting stock were issued to Thermo and subsequently recorded in common stock and additional paid-in capital in the fourth quarter of 2013.

The terms of the Common Stock Purchase and Option Agreement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase and Option Agreement were fair and in the best interests of the Company and its shareholders.

Share Lending Agreement

Concurrently with the 2008 offering of the 5.75% Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), pursuant to which the Company agreed to lend up to 36,144,570 shares of common stock (the “Borrowed Shares”) to the Borrower, subject to certain adjustments, for a period ending on the earliest of (i) at the Company’s option, at any time after the entire principal amount of the 5.75% Notes ceases to be outstanding, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower was required to return the Borrowed Shares to the Company. Upon the conversion of 5.75% Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes was required to be returned to the Company. At the Company’s election, the Borrower was permitted to deliver cash equal to the market value of the corresponding Borrowed Shares instead of returning to the Company the Borrowed Shares otherwise required by conversions of 5.75% Notes.

Pursuant to and upon the terms of the Share Lending Agreement, the Company issued and loaned the Borrowed Shares to the Borrower as a share loan. The Borrowing Agent also acted as an underwriter with respect to the Borrowed Shares, which were offered to the public. The Borrowed Shares included approximately 32.0 million shares of common stock initially loaned by the Company to the Borrower on separate occasions, delivered pursuant to the Share Lending Agreement and the Underwriting Agreement, and an additional 4.1 million shares of common stock that, from time to time, could be borrowed from the Company by the Borrower pursuant to the Share Lending Agreement and the Underwriting Agreement and subsequently offered and sold at prevailing market prices at the time of sale or negotiated prices. The Borrowed Shares are free trading shares.

During July 2013, in connection with the exchange or redemption of all of the 5.75% Notes, the Company and the Borrower terminated the Share Lending Agreement. In connection with this termination, the Borrower returned 10.2 million Borrowed Shares to Globalstar and paid approximately $4.4 million in cash for the remaining 7.1 million Borrowed Shares. As of December 31, 2012, approximately 17.3 million Borrowed Shares are outstanding. At September 30, 2013, the Share Lending Arrangement had been terminated, and all Borrowed Shares had been either returned to the Company or purchased by the Borrower.

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

Subject to the procedures for conversion and other terms and conditions of the New Indenture, a holder may convert its 8.00% Notes Issued in 2013 at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the option of the Company, cash in lieu of all or a portion thereof, provided that, under the Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders). Upon conversion, the holder will be entitled to receive shares of common stock, cash or a combination thereof (provided that, under the Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders), in such amounts and subject to terms and conditions set forth in the New Indenture. The Company will pay cash in lieu of fractional shares otherwise issuable upon conversion of the 8.00% Notes Issued in 2013 as specified in the Indenture.

A holder may elect to convert up to 15% of its 8.00% Notes Issued in 2013 on each of July 19, 2013 and March 20, 2014. If a holder elects to convert on either of those dates, it will receive, at the Company’s option, either cash equal to the par value of the 8.00% Notes Issued in 2013 plus accrued interest (provided that, under the Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders) or shares of the Company’s common stock equal to the principal amount of the 8.00% Notes Issued in 2013 to be converted plus accrued interest divided by the lower of the average price of the common stock in a specified period and $0.50. On July 19, 2013, $7.0 million of principal amount (approximately 12.9% of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of 14.3 million shares. There have been no other conversions as of September 30, 2013.

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

The New Indenture also provides for other customary adjustments of the base conversion rate, including upon the Company’s sale of additional equity securities at a price below the then applicable conversion price. If a 8.00% Note Issued in 2013 is converted after May 20, 2014, the holder is entitled to receive additional shares of common stock as a make-whole premium equal to the first three years of interest on the Notes (i.e. 24% of the Notes less any interest already paid through the date of the conversion) as provided in the New Indenture. Due to common stock issuances by the Company since May 20, 2013, the base conversion rate was reduced to $0.75 per share of common stock as of September 30, 2013.

The New Indenture provides that the Company and its subsidiaries may not, with specified exceptions, including the liens securing the Facility and liens approved in writing by the Agent, create, incur, assume or suffer to exist any lien on any of their assets, provided that if the Company or any of its subsidiaries creates, incurs or assumes any lien which is junior to the most senior lien securing the Facility Agreement (other than a lien pursuant to a restructuring of the Facility Agreement in which Thermo and its affiliates do not participate as a secured lender), the Company must promptly issue to the holders of the 8.00% Notes Issued in 2013 $3,590,200 (representing 5.0% of the principal amount of the 5.75% Notes outstanding on the date of the Exchange Agreement, which was $71.8 million) of shares of the Company’s common stock. At September 30, 2013, the Company did not believe that a lien will be created that does not meet at least one of the specified exceptions in the New Indenture, and therefore no amount is accrued for this feature at September 30, 2013.

The New Indenture requires that on or before December 31, 2013, but subject to the conditions described below, the Company must cause all of its subsidiaries that guaranty the obligations of the Company under the Facility Agreement or any notes of another series issued under the Indenture dated as of April 15, 2008 (the “Base Indenture”) to execute and deliver to the Trustee a guaranty of the Company’s obligations under the 8.00% Notes Issued in 2013 in the form attached to the New Indenture. The subsidiaries’ obligations under the guaranty will be subordinated to their obligations under their guaranty of the Facility Agreement. The execution and delivery of the guaranty is conditioned on the prior completion of the restructuring of the Facility Agreement, the absence of any payment default under the Facility Agreement, and the absence of any breach by Thermo of its obligations to provide funds to the Company (the “Contribution Obligations”) as required by the Consent Agreement (or, as applicable, the anticipated corresponding provision in the Facility Agreement. If the guaranty agreement is not executed and delivered on or before December 31, 2013, the Company must by January 2, 2014, issue to the holders of the 8.00% Notes Issued in 2013 approximately 11.2 million shares of the Company’s common stock. The issuance of these shares will not reduce the principal of the 8.00% Notes Issued in 2013 or interest otherwise payable by the Company with respect to the 8.00% Notes Issued in 2013 and will not relieve its subsidiaries of the obligation to execute and deliver the guaranty at a later date if the conditions described above are then met. As of September 30, 2013, the Company expected its subsidiaries to issue the guarantee required by this provision on or before December 31, 2013, and therefore no amount has been accrued for this feature at September 30, 2013.

The New Indenture provides for customary events of default, including without limitation, failure to pay principal or premium on the 8.00% Notes Issued in 2013 when due or to distribute cash or shares of common stock when due as described above; failure by the Company to comply with its obligations and covenants in the New Indenture; default by the Company in the payment of principal or interest on any other indebtedness for borrowed money with a principal amount in excess of $10.0 million, if such indebtedness is accelerated and not rescinded with 30 days; rendering of certain final judgments; failure by Thermo to fulfill the contribution obligations described above; and certain events of insolvency or bankruptcy. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. The Company was not in default under the 8.00% Notes Issued in 2013 as of September 30, 2013.

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

The 5.0% Notes are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013 and are subordinated to the Company’s obligations pursuant to its Facility Agreement. There is no sinking fund for the 5.0% Notes. The 5.0% Notes will mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bear interest at a rate of 5.0% per annum. Interest on the 5.0% Notes is payable in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes will be payable in cash at the election of the holder if such payments are permitted under the Facility Agreement. The indenture governing the 5.0% Notes contains customary events of default. No event of default existed as of September 30, 2013.

Pursuant to the terms of the 5% Notes Indenture, at any time on or after June 14, 2013 and on or prior to Stated Maturity, the closing price of the Globalstar’s common stock has exceeded two hundred percent of the conversion price then in effect for at least thirty consecutive trading days, then, at the option of the Company, all Securities then outstanding shall automatically convert to shares of common stock. The conditions for the automatic conversion were met and the Company elected to convert all outstanding 5.0% Notes on November 7, 2013.

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

As of September 30, 2013, approximately $16.5 million principal amount of 5.0% Notes had been converted resulting in the issuance of 39.0 million shares of Company common stock. As of September 30, 2013 5.0% Warrants had been exercised, which resulted in the Company issuing 5.1 million shares of common stock and receiving $1.5 million.

8.00% Convertible Senior Notes Issued 2009

In 2009, the Company issued $55.0 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes Issued in 2009”) and warrants (the “8.00% Warrants”) to purchase shares of the Company’s common stock. The 8.00% Notes Issued in 2009 will mature on June 19, 2019 and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2009 is payable in the form of additional 8.00% Notes Issued in 2009 or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year. The 8.00% Notes Issued in 2009 are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes Issued in 2009 are the Company’s senior unsecured debt obligations and rank pari passu with the Company’s 5.0% Notes and 8.00% Notes Issued in 2013. The indenture governing the 8.00% Notes Issued in 2009 contains customary events of default. No event of default existed as of September 30, 2013.

The Company recorded the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009 as a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes Issued in 2009. Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company is accreting the debt discount associated with the 8.00% Notes Issued in 2009 and 8.00% Warrants to interest expense over the term of the Notes using an effective interest rate method.

As of September 30, 2013, the current exercise price of the 8.00% Warrants was $0.32 per share of common stock and the base conversion price of the 8.00% Notes Issued in 2009 is $1.19 per share of common stock.

As of September 30, 2013 approximately $17.6 million of the 8.00% Notes Issued in 2009 had been converted, resulting in the issuance of approximately 16.1 million shares of common stock and approximately 9.8 million 8.00% Warrants had been exercised, which resulted in the Company issuing 9.4 million shares of common stock and receiving $2.9 million. No 8.00% Notes Issued in 2009 were converted during the nine months ended September 30, 2013.

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

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of September 30, 2013 Terrapin had not purchased any shares of common stock. On October 3, 2013, Terrapin purchased 6.1 million shares of voting common stock at a purchase price of $6.0 million pursuant to the terms of the agreement.

Warrants Outstanding

As a result of the Company’s borrowings described above, as of September 30, 2013 and December 31, 2012 there were warrants outstanding to purchase 107.0 million and 122.5 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Contingent Equity Agreement	41,467,980	41,467,980	$0.01	$0.01
Thermo Loan Agreement	4,205,608	4,205,608	0.01	0.01
5.0% Notes (1)	9,600,000	15,200,000	0.32	1.25
8.00% Notes Issued in 2009 (2)	51,769,358	61,606,706	0.32	0.32
	107,042,946	122,480,294

(1)	On April 15, 2013, the exercise price of the 5.0% Warrants was reset to $0.32 due to the reset provision in the indenture.
(2)	According to the terms of the indenture, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant strike price.

5. DERIVATIVES

In connection with certain borrowings disclosed in Note 4, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following tables disclose the fair values and classification of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2013	December 31, 2012
Intangible and other assets:
Interest rate cap	$170	$84
Total intangible and other assets	$170	$84

Derivative liabilities, current:
Warrants issued with 8.00% Notes Issued in 2009	(41,539)	-

Derivative liabilities, non-current:
Compound embedded derivative with 8.00% Notes Issued in 2009	$(41,396)	$(4,163)
Warrants issued with 8.00% Notes Issued in 2009	-	(18,034)
Contingent put feature embedded in the 5.0% Notes	(845)	(2,978)
Compound embedded derivative with 8.00% Notes Issued in 2013	(74,399)	-
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(137,567)	-
Total derivative liabilities, non-current:	(254,207)	(25,175)

Total derivative liabilities, current and non-current	$(295,746)	$(25,175)

The following tables disclose the changes in value during the three and nine months ended September 30, 2013 and 2012 recorded as derivative gain (loss) on the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012
Interest rate cap	$(30)	$(39)
Compound embedded derivative with 8.00% Notes Issued in 2009	(29,986)	(2,417)
Warrants issued with 8.00% Notes Issued in 2009	(6,323)	(13,963)
Contingent put feature embedded in the 5.0% Notes	848	(54)
Compound embedded derivative with 8.00% Notes Issued in 2013	(25,590)	-
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(36,453)	-
Total derivative gain (loss)	$(97,534)	$(16,473)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Interest rate cap	$86	$(161)
Compound embedded derivative with 8.00% Notes Issued in 2009	(37,233)	1,287
Warrants issued with 8.00% Notes Issued in 2009	(28,949)	(4,031)
Warrants issued in conjunction with contingent equity agreement	-	301
Contingent put feature embedded in the 5.0% Notes	2,133	42
Compound embedded derivative with 8.00% Notes Issued in 2013	(26,495)	-
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(36,453)	-
Total derivative gain (loss)	$(126,911)	$(2,562)

Intangible and Other Assets

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host agreement. All embedded derivatives that required bifurcation, excluding the warrants issued in connection with the Company’s contingent equity agreement (see below for further discussion), are recorded as a derivative liability on the Company’s condensed consolidated balance sheet with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its condensed consolidated statements of operations. See below for further discussion for each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative.

Compound Embedded Derivative with 8.00% Notes Issued in 2009

As a result of the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Warrants Issued with 8.00% Notes Issued in 2009

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model. As the exercise period for the 8.00% Warrants expires in June 2014, the Company has classified this derivative liability as current on its condensed consolidated balance sheet at September 30, 2013.

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

On June 19, 2012, the Company issued additional warrants in conjunction with the availability fee for the Contingent Equity Agreement. This tranche of warrants was not subject to a reset provision in the agreement and therefore is not marked-to-market at the end of each reporting period. The Company determined that the warrant was an equity instrument and recorded it as equity on its condensed consolidated balance sheets.

Contingent Put Feature Embedded in the 5.0% Notes

As a result of the contingent put feature within the 5.0% Notes, the Company recorded a derivative liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the principal amount of the 5.0% Notes.  The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model based.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

As a result of the conversion option and the contingent put feature within the 8.00% Notes Issued in 2013, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model.

Compound Embedded Derivative with the Amended and Restated Thermo Loan Agreement

As a result of the conversion option and the contingent put feature within the Loan Agreement with Thermo entered into in July 2013, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Amended and Restated Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$-	$170	$-	$170
Total assets measured at fair value	$-	$170	$-	$170

Liabilities:
Derivative Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2009	$-	$-	$(41,396)	$(41,396)
Warrants issued with 8.00% Notes Issued in 2009	-	-	(41,539)	(41,539)
Contingent put feature embedded in 5.0% Notes	-	-	(845)	(845)
Compound embedded derivative with 8.00% Notes Issued in 2013	-	-	(74,399)	(74,399)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	-	-	(137,567)	(137,567)
Total Derivative Liabilities	-	-	(295,746)	(295,746)

Other Liabilities:
Liability for contingent consideration	-	-	(2,375)	(2,375)

Total liabilities measured at fair value	$-	$-	$(298,121)	$(298,121)

	Fair Value Measurements at December 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$-	$84	$-	$84
Total assets measured at fair value	$-	$84	$-	$84

Liabilities:
Derivative Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2009	$-	$-	$(4,163)	$(4,163)
Warrants issued with 8.00% Notes Issued in 2009	-	-	(18,034)	(18,034)
Contingent put feature embedded in 5.0% Notes	-	-	(2,978)	(2,978)
Total Derivative Liabilities	-	-	(25,175)	(25,175)

Other Liabilities:
Liability for contingent consideration	-	-	(3,916)	(3,916)

Total liabilities measured at fair value	$-	$-	$(29,091)	$(29,091)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 5 for further discussion.

Derivative Liabilities

The derivative liabilities in Level 3 include the compound embedded derivative in the 8.00% Notes Issued in 2009, the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the contingent put feature embedded in the 5.0% Notes, the compound embedded derivative in the 8.00% Notes Issued in 2013 and the compound embedded derivative in the Amended and Restated Loan Agreement with Thermo. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 5 for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models as of September 30, 2013 and December 31, 2012 are shown in the tables below:

	Level 3 Inputs at September 30, 2013:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price		Warrant Exercise Price		Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	65 - 100%	1.3%		$1.19	$	N/A	$1.09
Warrants issued with 8.00% Notes Issued in 2009	100%	0.1%	$	N/A		$0.32	$1.09
Contingent put feature embedded in 5.0% Notes	33 - 106%	0.03 – 2.64%		$0.50	$	N/A	$1.09
Compound embedded derivative with 8.00% Notes Issued in 2013	65 - 100%	1.3%		$0.75	$	N/A	$1.09
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	65 - 100%	2.6%		$0.75	$	N/A	$1.09

	Level 3 Inputs at December 31, 2012:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price		Warrant Exercise Price		Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	34 -107%	0.02 – 1.78%		$1.59	$	N/A	$0.31
Warrants issued with 8.00% Notes Issued in 2009	34 -107%	0.02 – 1.78%	$	N/A		$0.32	$0.31
Contingent put feature embedded in 5.0% Notes	34 -107%	0.02 – 1.78%		$1.25	$	N/A	$0.31

Stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

Assumptions for future issuances of the Company’s common stock are also used in the fair value measurement of the Company’s derivative instruments. The Company is obligated to make certain equity issuances under various agreements, including the earnout agreement with Axonn, the equity line with Terrapin and the Consent Agreement with Thermo. Certain provisions in the Company’s debt instruments may result in adjustments to the current base conversion rates or warrant exercise price if equity is issued at prices lower than the conversion or exercise price then in effect, with certain exclusions. As these prices decrease, the value of the note or warrant to the holder of the instrument increases, thereby increasing the fair value measurement of the derivative liability.

Probability of a change of control is another significant unobservable input used in the fair value measurement of the Company’s derivative instruments, excluding the 8.00% Warrants issued with the 8.00% Notes Issued in 2009. Subject to certain restrictions in each indenture, the Company’s debt instruments contain certain provisions whereby holders may require the Company to purchase all or any portion of the convertible debt instrument upon a change of control. A change of control will occur upon certain changes in the ownership of the Company or certain events relating to the trading of the Company’s common stock. The simulated fair value of the derivative liabilities above is sensitive to changes in the assumed probabilities of a change of control. Decreases in the assumed probability of a change of control would generally result in a lower fair value measurement.

In addition to the Level 3 inputs described above, the indentures governing the related debt instrument for each of the derivative liabilities included in the Company’s Level 3 fair value measurements have specific features that impact the valuation of each liability at reporting periods. These features are further described below for each of the Company’s derivative liabilities.

Compound Embedded Derivative with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative with the 8.00% Notes Issued in 2009 includes payment in kind interest payments, make whole premiums and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2009, the base conversion rate cannot reset to lower than $1.00; therefore if the Company makes future equity issuances at prices below the then current conversion price, this conversion price may be adjusted downward to as low as $1.00.

Warrants Issued with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the 8.00% Warrants issued with the 8.00% Notes Issued in 2009 includes certain reset features. Pursuant to the terms of the 8.00% Warrants, there is no floor within the reset feature for the exercise price of the 8.00% Warrants; therefore if the Company makes future equity issuances at prices below the current exercise price, this exercise price may be adjusted downward. If the stock price on the issuance date is less than the then current exercise price of the outstanding 8.00% Warrants, additional warrants may be issued, which will increase the fair value of the warrant liability.

Contingent Put Feature Embedded in 5.0% Notes

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the contingent put feature embedded in the Company’s 5.0% Notes includes payment in kind interest and other reset features in the indenture. Pursuant to the terms of the 5% Notes Indenture, if at any time on or after June 14, 2013 and on or prior to Stated Maturity, the closing price of the Globalstar’s common stock has exceeded 200% of the conversion price then in effect for at least 30 consecutive trading days, then, at the option of the Company, all securities then outstanding shall automatically convert to common stock. As a result of the current base conversion price and the Company’s recent stock prices ranges, the fair value measurement has considered this probability, which reduces the fair value measurement of the contingent put feature as conversion could occur prior to change of control of the Company.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Company’s 8.00% Notes Issued in 2013 includes payment-in-kind interest payments, make whole premiums, and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2013 Indenture, there are also special distributions and certain put and call features within the notes which impact the valuation model. See Note 4 for further discussion on this feature.

Compound Embedded Derivative with Amended and Restated Thermo Loan Agreement

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Amended and Restated Loan Agreement with Thermo includes payment in kind interest payments, make whole premiums, and automatic conversions.

Other Liabilities

Liability for Contingent Consideration

In connection with the acquisition of Axonn LLC (“Axonn”) in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock not to exceed 26,684,807 shares of common stock (10% of the Company’s pre-transaction outstanding shares of common stock), but at its option may make payments in cash after 13 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which was $9.4 million at September 30, 2013. Through September 30, 2013, the Company had made $6.6 million in earnout payments by issuing 17,531,459 shares of voting common stock. The liability of $2.4 million recorded at September 30, 2013 represents the present value of the remaining projected earnout payments to be made under the agreement.

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

The following tables present a roll-forward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 as follows (in thousands):

Balance at June 30, 2013	$(113,749)
Issuance of compound embedded derivative with the Amended and Restated Loan Agreement with Thermo	(101,114)
Earnout payments made related to liability for contingent consideration	415
Change in fair value of contingent consideration	443
Derivative adjustment related to conversions and exercises	13,386
Unrealized loss, included in derivative gain (loss)	(97,502)
Balance at September 30, 2013	$(298,121)

Balance at December 31, 2012	$(29,091)
Issuance of compound embedded derivative with 8.00% Notes Issued in 2013	(56,752)
Issuance of compound embedded derivative with the Amended and Restated Loan Agreement with Thermo	(101,114)
Third party issuance costs expensed to derivative gain (loss) in connection with Issuance of 8.00% Notes Issued in 2013	(905)
Earnout payments made related to liability for contingent consideration	1,351
Change in fair value of contingent consideration	190
Derivative adjustment related to conversions and exercises	13,386
Unrealized loss, included in derivative gain (loss)	(125,186)
Balance at September 30, 2013	$(298,121)

Nonrecurring Fair Value Measurements

The items measured on a nonrecurring basis include the 8.00% Notes Issued in 2013, the Amended and Restated Loan Agreement with Thermo and equity issued in connection with the Exchange Agreement and the Consent Agreement. As a result of certain transactions that have occurred with the Company’s debt instruments, the Company was required to record these items at fair value as of the date of the respective agreements. See below for a further discussion of the fair value measurement for each item measured on a nonrecurring basis.

8.00% Notes Issued in 2013

The Company was required to record the 8.00% Notes Issued in 2013 initially at fair value as the issuance was considered to be an extinguishment of debt. Level 3 inputs were required to be used as there was not an active market for a substantial period of time between the issuance date and the balance sheet date. As of the issuance date, the fair value of the Notes was $27.9 million and the fair value of the compound embedded derivative liability was $56.7 million, for a total fair value of the 8.00% Notes Issued in 2013 of $84.6 million. As stated above, the value of the compound embedded derivative was bifurcated from the 8.00% Notes Issued in 2013 and is marked to market on a recurring basis. The Company recorded a loss on extinguishment of debt of $47.2 million in its condensed consolidated statement of operations during the second quarter of 2013. This loss was computed as the difference between the net carrying amount of the old 5.75% Notes of $71.8 million and the fair value of consideration given in the exchange of $119.0 million (including the new 8.00% Notes Issued in 2013, cash payments to both exchanging and non-exchanging holders, equity issued to the exchanging holders and other fees incurred for the exchange). See Notes 4 and 5 for further discussion.

 The significant quantitative Level 3 inputs utilized in the valuation models as of the issuance date of the 8.00% Notes Issued in 2013 are shown in the table below:

	Level 3 Inputs at May 20, 2013:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	65 - 100%	0.9%	$0.80	27%	$0.40

Other inputs used in the valuation model of the 8.00% Notes Issued in 2013 include the underlying features of the compound embedded derivative, including payment-in-kind interest payments, make whole premiums, automatic conversions, future equity issuances and probability of change of control of the Company. See further discussion above in “Derivative Liabilities” for the impact these inputs have on the fair value measurement.

Amended and Restated Loan Agreement with Thermo

The Company was required to record this Loan Agreement initially at fair value as the amendment and restatement of the Loan Agreement was considered to be an extinguishment of debt. Level 3 inputs were required to be used as there is not an active market for this debt instrument. As of the amendment and restatement date, the fair value of the Loan Agreement was $19.0 million and the fair value of the compound embedded derivative liability was $101.1 million, for a total fair value of the Loan Agreement of $120.1 million. As stated above, the value of the compound embedded derivative was bifurcated from the Loan Agreement and will be marked to market on a recurring basis. The Company recorded a loss on extinguishment of debt of $66.1 million in its condensed consolidated statement of operations for the third quarter of 2013. This loss was computed as the difference between the fair value of the debt, as amended and restated, and its carrying value just prior to amendment and restatement. See Notes 4 and 5 for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models as of the amendment and restatement date of the Loan Agreement are shown in the table below:

	Level 3 Inputs at July 31, 2013:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	65 - 100%	2.6%	$0.75	26%	$0.60

Other inputs used in the valuation model of the Amended and Restated Loan Agreement include the underlying features of the compound embedded derivative, including payment in kind interest payments, make whole premiums, automatic conversions, future equity issuances and probability of change of control of the Company. See further discussion above in “Derivative Liabilities” for the impact these inputs have on the fair value measurement.

Equity issued in connection with the Exchange Agreement

The stockholders’ equity balances measured on a nonrecurring basis in Level 1 include the approximately 30.3 million shares of voting common stock of the Company issued to Exchanging Note Holders in partial payment for exchanged 5.75% Notes in connection with the Exchange Agreement executed on May 20, 2013. The Company was required to record this equity issuance at fair value initially as the Exchange Agreement was considered to be an extinguishment of debt. See Note 4 for further discussion. The Company calculated the aggregate fair value of the shares issued of approximately $12.1 million using the closing stock price on the issuance date (May 20, 2013) and included in its stockholders’ equity in its condensed consolidated balance sheet.

Equity issued in connection with the Consent Agreement

On May 20, 2013, the Company and Thermo entered into the Consent Agreement and the Common Stock Purchase Agreement, and subsequently on October 4, 2013, the Common Stock Purchase and Option Agreement. The following table summarizes the amount invested in the Company pursuant to the Consent Agreement with Thermo as of September 30, 2013 and other relevant terms of these agreements (dollars in thousands, except amounts per share):

	Amount Invested	Issuance Price per Share	Closing Price per Share	Discount Value (5)	Total Fair Value	Shares Issued (6)
May 20, 2013 (1)	$25,000	$0.32	$0.40	$6,250	$31,250	78,125,000
May 20, 2013 (1)	5,000	0.32	0.40	1,250	6,250	15,625,000
June 28, 2013 (1)	9,000	0.32	0.55	6,469	15,469	28,125,000
July 29, 2013 (2), (3)	6,000	0.52	0.62	1,154	7,154	11,538,462
August 19, 2013 (2), (3)	6,500	0.52	0.62	1,250	7,750	12,500,000
Total (4)	$51,500			$16,373	$67,873	145,913,462

(1)	Amounts were invested pursuant to the terms of the Consent Agreement and the Common Stock Purchase Agreement. The fair value of these investments of $53.0 million is recorded in additional paid-in-capital on the Company’s condensed consolidated balance sheet.
(2)	Amounts were invested pursuant to the terms of the Consent Agreement and the Common Stock Purchase and Option Agreement.
(3)	The terms of the issuance price per share were determined in October 2013; therefore the shares were not issued as of September 30, 2013. The total fair value of the shares of $14.9 million was recorded on the Company’s condensed consolidated balance sheet as future equity issuance of common stock to related party.
(4)	Pursuant to the terms of the Consent Agreement, certain equity transactions which result in cash invested into Globalstar may reduce the amounts committed by Thermo. As of September 30, 2013, the Company had received approximately $8.8 million due to cash received upon the termination of the share lending agreement and subsequent shares purchased by the borrower in that transaction and warrant exercises (see Note 4 for further discussion). These equity transactions reduced the remaining amounts available under the Consent Agreement to $24.7 million as of September 30, 2013.
(5)	The discount on shares issued is recorded on the Company’s condensed consolidated statement of operations in loss on equity issuance. This expense item represents the discount on shares issued to Thermo as well as certain other losses recorded on equity issued during 2013 related to cashless warrant exercises of the Company’s 5% Notes.
(6)	All shares issued to Thermo in connection with these agreements were shares of the Company’s nonvoting common stock.

  Under the terms of the Common Stock Purchase and Option Agreement, Thermo agreed to purchase an incremental $13.5 million of shares of non-voting common stock at a purchase price of $0.52 per share as and when requested to do so by the special committee through November 28, 2013. Thermo further agreed to purchase, upon the request of the special committee prior to December 26, 2013, up to $11.5 million of additional shares of non-voting common stock at a price equal to 85% of the average closing price of the common stock during the ten trading days immediately preceding the date of the special committee’s request.

The stockholders’ equity balances measured on a nonrecurring basis in Level 1 include the equity purchased by Thermo during the second and third quarters of 2013. As of September 30, 2013, Thermo had purchased approximately 145.9 million shares of the Company’s common stock for an aggregate $51.5 million. The Company calculated the fair value of the Company’s common stock issued to Thermo based on the closing stock price on the date of each sale. This aggregate fair value of approximately $67.9 million is included in stockholders’ equity in the Company’s condensed consolidated balance sheet as of September 30, 2013. Approximately $14.9 million of the total $67.9 million fair value is recorded as future equity issuance of common stock to related party as the shares were not issued as of September 30, 2013 and the remaining $53.0 million is recorded in additional paid-in capital as of September 30, 2013. See Note 4 for further discussion.

7. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued interest	$10,712	$5,620
Accrued compensation and benefits	3,737	4,076
Accrued property and other taxes	6,713	6,329
Accrued customer liabilities and deposits	2,666	2,961
Accrued professional and other service provider fees	966	1,006
Accrued liability for contingent consideration	2,021	2,585
Accrued commissions	1,079	685
Accrued telecommunications expenses	621	713
Accrued satellite and ground costs	486	373
Other accrued expenses	3,827	3,816
	$32,828	$28,164

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

Non-current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Long-term accrued interest	$1,932	$457
Asset retirement obligation	1,062	998
Deferred rent	447	579
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,536	1,949
Long-term portion of liability for contingent consideration	354	1,332
Uncertain income tax positions	5,399	5,571
Foreign tax contingencies	4,681	4,994
	$15,411	$15,880

8. COMMITMENTS

Contractual Obligations

As of September 30, 2013, the Company had purchase commitments with Thales, Arianespace, Ericsson Inc. (“Ericsson”), Hughes Network Systems, LLC (“Hughes”) and other vendors related to the procurement and deployment of the second-generation network.

Second-Generation Satellites

As of September 30, 2013, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. Six satellites were launched in each of October 2010, July 2011, December 2011, and February 2013. The Company has also incurred additional costs for certain related services, of which a portion are still owed to Thales.

As of September 30, 2013, the Company had a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of satellites. The Company has successfully completed all of these launches. The Company has also incurred additional costs to Arianespace for launch delays.

Next-Generation Gateways and Other Ground Facilities

As of September 30, 2013, the Company had a contract with Hughes under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be a part of the User Terminal Subsystem (UTS) in various next-generation Globalstar devices.

In January 2013, the Company and Hughes amended the contract to extend the schedule of the RAN and UTS program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

As of September 30, 2013, the Company had recorded $10.0 million, excluding interest, in accounts payable related to this contract and had incurred and capitalized $72.6 million, excluding interest, of costs related to this contract. These costs are recorded as an asset in property and equipment.

In August 2013, the Company entered into an agreement with Hughes which specified a payment schedule for the approximately $15.8 million deferred amount outstanding at the time of the agreement. The Company must make payments of $5.8 million in August 2013, $5.0 million in October 2013, and $5.0 million in December 2013. The Company has made both the August and October payments. Under the terms of the agreement, the Company will also be required to pay interest of approximately $4.9 million in January 2014 for amounts accrued at a rate of 10% on previously deferred balances. Hughes will also have the option to receive all or any portion of the deferred payments and accrued interest in Globalstar common stock. If Hughes chooses to receive any payment in stock, shares will be provided at a 7% discount based upon a trailing volume weighted average price calculation. Hughes will restart work under the contract upon the Company’s payment of the amounts described above and an advance payment for the next milestone pursuant to the terms of the contract. If Globalstar does not make the payments described above by the specified payment dates in the agreement, these amounts will accrue interest at a rate of 15% per annum. If the Company terminates the contract for convenience, the Company must make a final payment of $20.0 million (less any amounts previously paid to reduce the $15.8 million total deferred amount) in cash to Hughes to satisfy its obligations under the contract.

As of September 30, 2013, the Company had an agreement with Ericsson. Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network system that will be installed at a number of the Company’s satellite gateway ground stations.

 In September 2013, the Company entered into an agreement with Ericsson which deferred to November 2013 approximately $2.3 million in milestone payments scheduled under the core contract, provided the Company made one payment of $1.6 million, which offsets the total deferred amount, in September 2013. The Company made this payment. The remaining milestone payments previously due under the contract were deferred to later in 2013 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of September 30, 2013, the Company had recorded $0.7 million in accounts payable and accrued expenses, excluding interest, related to these required payments and has incurred and capitalized $6.8 million of costs related to this contract. The costs are recorded as an asset in property and equipment. If the Company and Ericsson are unable to agree on revised technical requirements and pricing for certain contract deliverables, the contract may be terminated without liability to either party upon the Company’s payment of the outstanding $0.7 million deferred amount plus associated interest. The Company may, however, be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $10.0 million in either cash or shares of Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Ericsson will have the option either to accept the shares of common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. As of September 30, 2013 and December 31, 2012, total advances to Qualcomm for inventory were $9.2 million. This contract was cancelled in March 2013, and the parties are seeking to resolve issues related to the contract termination.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated financial statements for the period ended September 30, 2013. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. However, the Release Agreement provides that it will survive a termination of the Settlement Agreement. As of September 30, 2013, no party had terminated the Settlement Agreement.

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In management's opinion, there is no pending litigation, dispute or claim, other than the arbitration award discussed above, that may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

10. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relating to normal purchase transactions were $0.3 million and $0.2 million at September 30, 2013 and December 31, 2012, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative expense	$74	$30	$229	$230
Non-cash expenses	137	132	411	396
Loss on sale of equity issuance	2,404	-	16,373	-
Loss on extinguishment of debt related to amendment and restatement of Thermo Loan Agreement	66,088	-	66,088	-
Total	$68,703	$162	$83,101	$626

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

On May 20, 2013, the Company exchanged 8.00% Notes Issued in 2013 for 5.75% Notes. As a result of this exchange, the Company entered into the Consent Agreement and the Common Stock Purchase Agreement (see Note 4 for further discussion). During the second quarter of 2013, Thermo and its affiliates funded $39.0 million in accordance with the Consent Agreement and the Common Stock Purchase Agreement. During the third quarter of 2013, Thermo and its affiliates funded an additional $12.5 million in accordance with the Consent Agreement and the Common Stock Purchase and Option Agreement.

In August 2013, the Company drew the remaining $1.1 million from the interest earned on the contingent equity account and issued Thermo 2,133,656 shares of nonvoting common stock to Thermo in October 2013. The value of the 20% discount on the shares issued to Thermo was recorded as a deferred financing cost on the Company’s condensed consolidated balance sheet as of September 30, 2013.

For the three and nine months ended September 30, 2013, the Company recognized a loss on the sale of these shares of approximately $2.4 million and $16.4 million (included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

The terms of the Common Stock Purchase and Option Agreement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase and Option Agreement were fair and in the best interests of the Company and its shareholders. See Note 4 for further discussion.

 In July 2013, the Company and Thermo entered into an Amended and Restated Loan Agreement. As a result of this transaction, the Company was required to record this Loan Agreement initially at fair value as the amendment and restatement of the Loan Agreement was considered to be an extinguishment of debt. As of the amendment and restatement date the fair value of the Loan Agreement was $120.1 million. The Company recorded a loss on extinguishment of debt of $66.1 million in its condensed consolidated statement of operations for the third quarter of 2013. The Company computed this loss as the difference between the fair value of the debt, as amended and restated, and its carrying value just prior to amendment and restatement. See Notes 4 for further discussion.

11. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending September 30, 2013 and December 31, 2012, the net deferred tax assets were fully reserved.

In January 2012, the Company’s Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2008 and 2009 had been selected for audit. The Canada Revenue Agency is in the process of reviewing the information provided by the Company.

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

Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of September 30, 2013 and December 31, 2012, the Company had recorded a tax liability of $2.6 million and $2.8 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Accumulated other comprehensive loss, June 30, 2013 and 2012 and December 31, 2012 and 2011, respectively	$(2,408)	$(2,551)	$(1,758)	$(3,100)
Other comprehensive income (loss):
Foreign currency translation adjustments	553	1,119	(97)	1,668
Accumulated other comprehensive loss, September 30, 2013 and 2012, respectively	$(1,855)	(1,432)	$(1,855)	(1,432)

As stated in Note 1, the Company has adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. For the three and nine months ended September 30, 2013 and 2012, no amounts were reclassified out of accumulated other comprehensive loss.

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Grants of restricted stock awards and restricted stock units	14	342	852	721
Grants of options to purchase common stock	1,224	31	1,829	414
Total	1,238	373	2,681	1,135

Nonstatutory Stock Option

In October 2011, the Company granted to eligible participants nonstatutory stock options for 2,710,000 shares of common stock and 273,000 restricted shares that vest and become exercisable on the earlier of (i) the first trading day after the Company’s common stock shall have traded on the then-applicable national or regional securities exchange or market system constituting the primary market for the stock, as reported in The Wall Street Journal , or such other source as the Company deems reliable, including without limitation if then-applicable, the NASDAQ Stock Market, for more than ten consecutive trading days at or above a per-share closing price of $2.50 or (ii) the day that a binding written agreement is signed for the sale of the Company, as determined by the Company’s board of directors in its discretion reasonably exercised.

In July 2013, the Compensation Committee of the Company’s Board of Directors modified this award to revise the vesting terms from $2.50 to $0.80. As a result of this modification, the Company’s incremental compensation cost is approximately $0.6 million.

In September 2013, the Company’s stock price traded for more than ten consecutive trading days above a price per-share closing price of $0.80, which resulted in immediate vesting of these options. The Company recognized the remaining unamortized compensation cost related to immediate vesting of these options of approximately $0.8 million in the third quarter of 2013.

For the three months ended September 30, 2013 and 2012, the Company recorded expense for the fair value of the grant of $0.8 million and less than $0.1 million, respectively and for the nine months ended September 30, 2013 and 2012, the Company recorded expense for the fair value of the grant of $0.9 million and $0.2 million, respectively. The expense recorded for the fair value of the grant is reflected in marketing, general and administrative expenses.

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

For the three months ended September 30, 2013 and 2012, the Company recorded expense for the fair value of the grant under the Plan of $0.1 million and less than $0.1 million, respectively, and for the nine months ended September 30, 2013 and 2012, the Company recorded expense for the fair value of the grant of $0.2 million and $0.1 million, respectively. The expense recorded for the fair value of the grant under the Plan is reflected in marketing, general and administrative expenses. Through September 30, 2013, the Company had issued 1,868,401 shares of common stock pursuant to this stock purchase plan.

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

Since announcing its relocation, the Company has incurred qualifying relocation expenses. Under the terms of the agreement, the Company was reimbursed a total of $4.2 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through September 30, 2013 by LED. LED will continue to reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement.

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a plan to improve its cost structure by reducing headcount, the Company has projected that it would not meet the required payroll levels set forth in the agreement and recorded a liability of $1.3 million at September 30, 2013 for the estimated impact of the payroll shortfall in future years. This liability is included in current and non-current liabilities in the Company’s condensed consolidated balance sheet.

15.  GEOGRAPHIC INFORMATION

The Company attributes equipment revenue to various countries based on the location equipment is sold.  Service revenue is attributed to the various countries based on where the service is processed.  Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset at a given period-end, except for the satellites which are included in the long-lived assets of the United States.  The Company’s information by geographic area is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Service:
United States	$11,660	$11,051	$33,666	$29,926
Canada	3,446	2,836	9,123	7,827
Europe	1,185	732	2,736	2,223
Central and South America	625	640	1,918	1,897
Others	140	109	411	273
Total service revenue	$17,056	$15,368	$47,854	$42,146
Subscriber equipment:
United States	3,688	3,633	8,756	10,724
Canada	1,201	887	2,964	2,555
Europe	327	287	1,228	939
Central and South America	177	220	712	701
Others	100	142	203	191
Total subscriber equipment revenue	$5,493	$5,169	$13,863	$15,110
Total revenue	$22,549	$20,537	$61,717	$57,256

	September 30,	December 31,
	2013	2012
Long-lived assets:
United States	$1,181,700	$1,209,374
Canada	221	277
Europe	417	474
Central and South America	3,677	3,463
Others	1,273	1,568
Total long-lived assets	$1,187,288	$1,215,156

16. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three and nine months ended September 30, 2013 and 2012, diluted net loss per share of common stock was the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

As of December 31, 2012, 17.3 million Borrowed Shares related to the Company’s Share Lending Agreement remained outstanding. The Company does not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share. Effective in July 2013, the Company and the Borrower terminated the Share Lending Agreement resulting in the Borrower returning 10.2 million Borrowed Shares to Globalstar and agreeing to pay a cash settlement for the remaining 7.1 million Borrowed Shares at an average of the volume weighted stock prices over a 20-day trading period ending in August 2013. These shares are no longer included in the calculation to arrive at the Company’s September 30, 2013 earnings per share amounts.

Pursuant to the terms of the Common Stock Purchase and Option Agreement, approximately 24.0 million shares of nonvoting common stock were issued to Thermo in October 2013. Pursuant to the terms of the Contingent Equity Agreement, approximately 2.1 million nonvoting shares of common stock were issued to Thermo in October 2013. These amounts are not included in the calculation to arrive at the Company’s September 30, 2013 earnings per share amounts. See Note 4 for further discussion.

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

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2013

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$18,726	$2,478	$4,940	$(9,088)	$17,056
Subscriber equipment sales	127	4,254	1,070	42	5,493
Total revenue	18,853	6,732	6,010	(9,046)	22,549
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	3,125	3,126	1,941	(11)	8,181
Cost of subscriber equipment sales	90	3,334	1,819	(1,095)	4,148
Cost of subscriber equipment sales - reduction in the value of inventory	-	-	-	-	-
Marketing, general and administrative	2,008	4,666	3,774	(1,369)	9,079
Reduction in the value of long-lived assets	-	-	-	-	-
Contract termination charge	-	-	-	-	-
Depreciation, amortization, and accretion	19,645	4,914	6,485	(7,329)	23,715
Total operating expenses	24,868	16,040	14,019	(9,804)	45,123
Loss from operations	(6,015)	(9,308)	(8,009)	758	(22,574)
Other income (expense):
Loss on extinguishment of debt	(63,569)	-	-	-	(63,569)
Loss on equity issuance	(2,733)	-	-	-	(2,733)
Interest income and expense, net of amounts capitalized	(16,636)	(3)	(262)	-	(16,901)
Derivative gain (loss)	(97,534)	-	-	-	(97,534)
Equity in subsidiary earnings	(17,090)	(1,729)	-	18,819	-
Other	(1,343)	(171)	(21)	(5)	(1,540)
Total other income (loss)	(198,905)	(1,903)	(283)	18,814	(182,277)
Loss before income taxes	(204,920)	(11,211)	(8,292)	19,572	(204,851)
Income tax expense	49	6	63	-	118
Net loss	$(204,969)	$(11,217)	$(8,355)	$19,572	$(204,969)

Comprehensive loss	$(204,969)	$(11,217)	$(7,803)	$19,572	$(204,417)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$14,296	$10,832	$4,002	$(13,762)	$15,368
Subscriber equipment sales	255	4,138	2,941	(2,165)	5,169
Total revenue	14,551	14,970	6,943	(15,927)	20,537
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,922	4,152	2,133	(1,794)	7,413
Cost of subscriber equipment sales	134	4,742	3,780	(4,616)	4,040
Cost of subscriber equipment sales - reduction in the value of inventory	-	658	2	-	660
Marketing, general and administrative	4,098	1,377	3,229	(1,279)	7,425
Reduction in the value of long-lived assets	-	-	-	-	-
Contract termination charge	-	-	-	-	-
Depreciation, amortization, and accretion	13,313	13,782	4,338	(12,779)	18,654
Total operating expenses	20,467	24,711	13,482	(20,468)	38,192
Loss from operations	(5,916)	(9,741)	(6,539)	4,541	(17,655)
Other income (expense):
Interest income and expense, net of amounts capitalized	(6,172)	(1)	(394)	2	(6,565)
Derivative loss	(16,473)	-	-	-	(16,473)
Equity in subsidiary earnings	(12,120)	2,205	-	9,915	-
Other	(456)	(117)	218	(84)	(439)
Total other income (expense)	(35,221)	2,087	(176)	9,833	(23,477)
Loss before income taxes	(41,137)	(7,654)	(6,715)	14,374	(41,132)
Income tax (benefit) expense	51	(18)	23	-	56
Net loss	$(41,188)	$(7,636)	$(6,738)	$14,374	$(41,188)

Comprehensive loss	$(41,188)	$(7,636)	$(5,619)	$14,374	$(40,069)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2013

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$50,351	$8,544	$13,320	$(24,361)	$47,854
Subscriber equipment sales	287	10,018	13,264	(9,706)	13,863
Total revenue	50,638	18,562	26,584	(34,067)	61,717
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,233	7,947	6,791	(58)	22,913
Cost of subscriber equipment sales	90	8,048	14,323	(11,786)	10,675
Cost of subscriber equipment sales - reduction in the value of inventory	-	-	-	-	-
Marketing, general and administrative	4,555	11,710	9,895	(3,581)	22,579
Reduction in the value of long-lived assets	-	-	-	-	-
Contract termination charge	-	-	-	-	-
Depreciation, amortization, and accretion	52,538	15,936	17,167	(19,527)	66,114
Total operating expenses	65,416	43,641	48,176	(34,952)	122,281
Loss from operations	(14,778)	(25,079)	(21,592)	885	(60,564)
Other income (expense):
Loss on extinguishment of debt	(110,809)	-	-	-	(110,809)
Loss on equity issuance	(16,701)	-	-	-	(16,701)
Interest income and expense, net of amounts capitalized	(38,728)	(39)	(1,098)	(4)	(39,869)
Derivative gain (loss)	(126,911)	-	-	-	(126,911)
Equity in subsidiary earnings	(47,313)	(2,794)	-	50,107	-
Other	(909)	(170)	(124)	78	(1,125)
Total other income (loss)	(341,371)	(3,003)	(1,222)	50,181	(295,415)
Loss before income taxes	(356,149)	(28,082)	(22,814)	51,066	(355,979)
Income tax expense	171	35	135	-	341
Net loss	$(356,320)	$(28,117)	$(22,949)	$51,066	$(356,320)

Comprehensive loss	$(356,320)	$(28,117)	$(23,046)	$51,066	$(356,417)

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2012

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$35,609	$30,528	$11,609	$(35,600)	$42,146
Subscriber equipment sales	809	12,328	5,676	(3,703)	15,110
Total revenue	36,418	42,856	17,285	(39,303)	57,256
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,995	7,936	6,369	(1,082)	22,218
Cost of subscriber equipment sales	284	9,420	5,377	(4,616)	10,465
Cost of subscriber equipment sales - reduction in the value of inventory	2	904	51	-	957
Marketing, general and administrative	12,176	3,292	8,945	(3,351)	21,062
Reduction in the value of long-lived assets	79	7,139	-	-	7,218
Contract termination charge	22,048	-	-	-	22,048
Depreciation, amortization, and accretion	32,789	36,817	12,343	(32,672)	49,277
Total operating expenses	76,373	65,508	33,085	(41,721)	133,245
Loss from operations	(39,955)	(22,652)	(15,800)	2,418	(75,989)
Other income (expense):
Interest income and expense, net of amounts capitalized	(12,126)	(7)	(1,261)	(2)	(13,396)
Derivative loss	(2,562)	-	-	-	(2,562)
Equity in subsidiary earnings	(37,737)	6,703	-	31,034	-
Other	(687)	(12)	(163)	(76)	(938)
Total other income (expense)	(53,112)	6,684	(1,424)	30,956	(16,896)
Loss before income taxes	(93,067)	(15,968)	(17,224)	33,374	(92,885)
Income tax expense	179	30	152	-	361
Net loss	$(93,246)	$(15,998)	$(17,376)	$33,374	$(93,246)

Comprehensive loss	$(93,246)	$(15,998)	$(15,708)	$33,374	$(91,578)

Globalstar, Inc.

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2013

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,298	$359	$1,986	$-	$6,643
Restricted cash	-	-	-	-	-
Accounts receivable	4,430	6,512	5,502	-	16,444
Intercompany receivables	624,466	408,029	17,463	(1,049,958)	-
Inventory	399	14,941	22,142	-	37,482
Deferred financing costs	-	-	-	-	-
Prepaid expenses and other current assets	4,525	415	2,643	-	7,583
Total current assets	638,118	430,256	49,736	(1,049,958)	68,152
Property and equipment, net	1,165,336	16,413	7,198	(1,659)	1,187,288
Restricted cash	37,940	-	-	-	37,940
Intercompany notes receivable	13,629	-	1,800	(15,429)	-
Investment in subsidiaries	(187,026)	2,794	-	184,232	-
Deferred financing costs	79,861	-	-	-	79,861
Advances for inventory	9,158	-	-	-	9,158
Intangible and other assets, net	4,104	1,216	2,065	(10)	7,375
Total assets	$1,761,120	$450,679	$60,799	$(882,824)	$1,389,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$-	$-	$-	$-	$-
Accounts payable	21,331	2,514	2,599	-	26,444
Accrued contract termination charge	23,699	-	-	-	23,699
Accrued expenses	15,613	8,522	8,693	-	32,828
Intercompany payables	421,710	510,497	118,452	(1,050,659)	-
Payables to affiliates	303	-	-	-	303
Derivative liabilities	41,539	-	-	-	41,539
Deferred revenue	1,743	13,923	2,156	-	17,822
Total current liabilities	525,938	535,456	131,900	(1,050,659)	142,635
Long-term debt, less current portion	675,690	-	-	-	675,690
Employee benefit obligations	7,117	-	-	-	7,117
Intercompany notes payable	-	-	14,529	(14,529)	-
Derivative liabilities	254,207	-	-	-	254,207
Deferred revenue	6,760	557	-	-	7,317
Debt restructuring fees	20,795	-	-	-	20,795
Other non-current liabilities	4,011	625	10,775	-	15,411
Total non-current liabilities	968,580	1,182	25,304	(14,529)	980,537
Stockholders’ equity	266,602	(85,959)	(96,405)	182,364	266,602
Total liabilities and stockholders’ equity	$1,761,120	$450,679	$60,799	$(882,824)	$1,389,744

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

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$426	$814	$1,094	$-	$2,334

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(37,732)	-	-	-	(37,732)
Property and equipment additions	-	(706)	(519)	-	(1,225)
Investment in businesses	(496)	-	-	-	(496)
Restricted cash	8,838	-	-	-	8,838
Net cash used in investing activities	(29,390)	(706)	(519)	-	(30,615)

Cash flows from financing activities:
Borrowings from Facility Agreement	672	-	-	-	672
Borrowings from contingent equity account	1,071	-	-	-	1,071
Proceeds from issuance of common stock and stock options	8,979	-	-	-	8,979
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	-	-	-	(13,544)
Payments to reduce principal amount of 5.75% Notes not exchanged	(6,250)	-	-	-	(6,250)
Payments to lenders and other fees associated with exchange	(2,482)	-	-	-	(2,482)
Proceeds for equity issuance to related party	51,500	-	-	-	51,500
Payment of deferred financing costs	(16,904)	-	-	-	(16,904)
Net cash from by financing activities	23,042	-	-	-	23,042
Effect of exchange rate changes on cash and cash equivalents	-	-	90	-	90
Net increase (decrease) in cash and cash equivalents	(5,922)	108	665	-	(5,149)
Cash and cash equivalents at beginning of period	10,220	251	1,321	-	11,792
Cash and cash equivalents at end of period	$4,298	$359	$1,986	$-	$6,643

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(Unaudited

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$12,655	$(165)	$(1,612)	$-	$10,878

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(43,305)				(43,305)
Property and equipment additions	-	(197)	(185)	-	(382)
Investment in businesses	(450)	-	-	-	(450)
Restricted cash	(3,650)	-	-	-	(3,650)

Net cash used in investing activities	(47,405)	(197)	(185)	-	(47,787)

Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	100	-	-	-	100
Borrowings from Facility Agreement	5,008	-	-	-	5,008
Proceeds from contingent equity account	23,000	-	-	-	23,000
Payment of deferred financing costs	(250)	-	-	-	(250)
Net cash from by financing activities	27,858	-	-	-	27,858
Effect of exchange rate changes on cash and cash equivalents	-	-	319	-	319
Net increase (decrease) in cash and cash equivalents	(6,892)	(362)	(1,478)		(8,732)
Cash and cash equivalents at beginning of period	7,343	587	2,021	-	9,951
Cash and cash equivalents at end of period	$451	$225	$543	$-	$1,219

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

In 2006 we began a process of designing, manufacturing and deploying a second-generation constellation of Low Earth Orbit (“LEO”) satellites to replace our first-generation constellation. Our second-generation satellites are designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. This effort has culminated in the successful launch of our second-generation satellites, with the fourth launch occurring on February 6, 2013. Three prior launches of second-generation satellites were successfully completed in October 2010, July 2011 and December 2011. We have integrated all of the new second-generation satellites with certain of our first-generation satellites to form our second-generation constellation. The restoration of our constellation’s Duplex capabilities was complete after the final satellite from our February 2013 launch was placed into service in August 2013. The restoration of Duplex capabilities has resulted in a substantial increase in service levels, which is making our products and services more desirable to existing and potential customers. Existing subscribers have started to utilize our services more, measured by minutes of usage on the Globalstar System year over year, a trend that we expect to continue. For our existing customers, increases in usage on the Globalstar System may not correlate directly with increased revenue due to the number of subscribers who use our popular unlimited usage rate plans. As we continue to improve Duplex capability, we expect to gain new customers, including winning back former customers, which will result in increased Duplex revenue in the future. We continue to offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

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

At September 30, 2013, we served approximately 569,000 subscribers. We increased our net subscribers by 3% from September 30, 2012 to September 30, 2013. Beginning in 2013, we initiated a process to deactivate certain suspended subscribers in our SPOT subscriber base, whereby approximately 36,000 subscribers were deactivated during the first quarter of 2013. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

 During the second quarter of 2013, we introduced the SPOT Global Phone to the consumer mass market, intending to leverage our retail distribution channels and SPOT brand name. The related service and subscriber equipment revenue generated from this new product is classified in our Duplex line of business.

During the third quarter of 2013, we introduced the SPOT Gen3, the next generation of the SPOT Satellite GPS Messenger. SPOT Gen3 offers enhanced functionality with more tracking features, improved battery performance and more power options including rechargeable and USB direct line power.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2013 and 2012

Revenue:

Three and Nine Months

Total revenue increased by $2.0 million, or 10%, to $22.5 million for the three months ended September 30, 2013 from $20.5 million for the three months ended September 30, 2012. This increase was due to a $1.7 million increase in service revenue and a $0.3 million increase in subscriber equipment sales. Total revenue increased by $4.5 million, or approximately 8%, to $61.7 million for the nine months ended September 30, 2013 from $57.2 million for the nine months ended September 30, 2012. This increase was due primarily to a $5.7 million increase in service revenue offset by a $1.2 million decrease in subscriber equipment sales. We continue to see increased service revenue as a result of growth in our SPOT and Simplex subscriber base. We also experienced an increase in Duplex service revenue during the three and nine months ended September 30, 2013 compared to the same periods in 2012 due primarily to new subscriber activations as a result of equipment sales over the past 12 months and subscribers moving to higher rate plans. Demand for our Duplex products and services has increased as we successfully completed the restoration of our second-generation constellation in August 2013 by placing our last second-generation satellite into commercial service. This demand has resulted in an increase in Duplex phone sales for both the three and nine month periods ending September 30, 2013. However, this increase has been offset at least partially by a decline in subscriber equipment sales to our commercial Simplex customers due to higher demand in the three and nine months periods ended September 30, 2012 that did not recur in the same periods in 2013.

The following table sets forth amounts and percentages of our revenue by type of service for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$6,235	28%	$4,993	24%	$16,443	27%	$13,683	24%
SPOT	6,969	31	6,552	32	20,908	34	18,359	32
Simplex	2,147	9	1,690	8	5,596	9	4,354	8
IGO	251	1	199	1	739	1	581	1
Other	1,454	6	1,934	10	4,168	6	5,169	9
Total Service Revenues	$17,056	75%	$15,368	75%	$47,854	77%	$42,146	74%

 The following table sets forth amounts and percentages of our revenue for equipment sales for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$2,124	10%	$1,176	6%	$5,156	9%	$2,611	5%
SPOT	1,217	5	1,314	6	3,081	5	4,068	7
Simplex	1,856	8	2,429	12	4,751	8	7,451	13
IGO	189	1	355	1	665	1	871	1
Other	107	1	(105)	-	210	-	109	-
Total Equipment Revenues	$5,493	25%	$5,169	25%	$13,863	23%	$15,110	26%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three and nine months ended September 30, 2013 and 2012. The following numbers are subject to immaterial rounding inherent to calculating averages.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Average number of subscribers for the period (three and nine months ended):
Duplex	84,821	87,819	84,775	89,593
SPOT	218,416	231,310	230,722	219,317
Simplex	215,691	173,781	202,907	161,438
IGO	39,859	41,576	40,353	42,233

ARPU (monthly):
Duplex	$24.50	$18.95	$21.55	$16.97
SPOT	10.64	9.44	10.07	9.30
Simplex	3.32	3.24	3.06	3.00
IGO	2.10	1.60	2.03	1.53

Number of subscribers (end of period):
Duplex	85,219	87,138	85,219	87,138
SPOT	220,363	235,893	220,363	235,893
Simplex	217,655	182,116	217,655	182,116
IGO	39,560	41,109	39,560	41,109
Other	6,631	7,398	6,631	7,398
Total	569,428	553,654	569,428	553,654

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Three and Nine Months:

Duplex revenue increased approximately 25% for the three months ended September 30, 2013 compared to the same period in 2012. Duplex revenue increased approximately 20% for the nine months ended September 30, 2013 compared to the same period in 2012. During 2012, we began a process to convert certain Duplex customers to higher rate plans commensurate with our improving service levels. This process resulted in churn among lower rate paying subscribers. However, this churn was offset by the transition of subscribers to higher rate plans and the addition of new subscribers at higher rate plans, resulting in increases to service revenue and ARPU. We have also experienced an increase in Duplex equipment units sold over the past 12 months, which has further contributed to the increase in Duplex service revenue as more customers are activating units on our network. Our Duplex subscriber base decreased approximately 2% from September 30, 2013 compared to September 30, 2012 due to the churn described above related to our lower rate paying subscribers. We have worked over the past several years to improve our coverage, which was impacted by Duplex limitations in our first-generation satellites. However, as we completed our second-generation constellation in August 2013, Duplex service levels have improved. New pricing plans, which were introduced in March 2013, are driving increases in Duplex revenue even though some subscribers deactivate when we discontinue lower priced legacy plans.

SPOT service revenue increased approximately 6% for the three months ended September 30, 2013 compared to the same period in 2012.  SPOT service revenue increased approximately 14% for the nine months ended September 30, 2013 compared to the same period in 2012.  SPOT subscribers decreased 7% from September 30, 2012 to September 30, 2013. Our subscriber count includes suspended subscribers, which are subscribers who have activated their devices, have access to our network, but from which no service revenue is being recognized while we are in the process of collecting payment of their fees.  These suspended accounts represented 7% and 19% of our total SPOT subscribers as of September 30, 2013 and 2012, respectively. As stated above, we initiated a process in the beginning of 2013 whereby we deactivated approximately 36,000 suspended subscribers during the first quarter of 2013. The increase in our non-suspended SPOT subscriber base generated the increase in SPOT service revenue during 2013.

Simplex revenue increased approximately 27% and 29% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  We generated increased Simplex service revenue due to a 20% increase in our Simplex subscribers from September 30, 2012 to September 30, 2013. Throughout 2012, we experienced high demand for our Simplex products, resulting in increased subscriber activations, thus generating additional Simplex service revenue. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer, as well as product mix.

Other revenue decreased approximately 25% for the three months ended September 30, 2013 compared to the same period in 2012. Other revenue decreased approximately 19% for the nine months ended September 30, 2013 compared to the same period in 2012. This decrease was due primarily to the timing and lower amount of engineering service revenue recognized in the three and nine months ended September 30, 2013 compared to the same periods in 2012.

Equipment Revenue

Three Months:

Duplex equipment sales increased 81% for the three months ended September 30, 2013 compared to the same period in 2012. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products. In the second quarter of 2013, we introduced the SPOT Global Phone, which is targeted to our consumer market. This product contributed to approximately 69% of the total increase in equipment sales for the third quarter of 2013.

SPOT equipment sales decreased 7%, or less than $0.1 million, for the three months ended September 30, 2013 compared to the same period in 2012. During the third quarter of 2012, the Company experienced a large demand for SPOT2 that did not recur in 2013. The lower demand for SPOT2 in the third quarter of 2013 was offset by a large quantity of sales of our SPOT Gen 3, which was released in the third quarter of 2013. We expect this new product to increase equipment sales in future periods.

Simplex equipment sales decreased approximately 24% for the three months ended September 30, 2013 compared to the same period in 2012. We continue to experience demand for our commercial applications for M2M asset monitoring and tracking, however, revenue related to these products decreased in 2013 from the third quarter of 2012 due to the mix of products sold during the current quarter as well as higher demand for products in the previous year.

Nine Months:

Duplex equipment sales increased 97% for the nine months ended September 30, 2013 compared to the same period in 2012. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products. As previously disclosed, we introduced SPOT Global Phone in the second quarter of 2013; this product contributed approximately 42% of the total increase in equipment sales for the nine months ended September 30, 2013.

 Our inventory balance was $37.5 million as of September 30, 2013 compared with subscriber equipment sales of $13.9 million for the first nine months of 2013. A significant portion of our inventory consists of Duplex products which are designed to operate with both our first-generation and our second-generation satellites.

 During the last several years, we sold a limited number of Duplex products compared to the high level of inventory on hand. With the improvement of both the coverage and quality of our Duplex services resulting from the deployment of our second-generation constellation, we are experiencing an increase in the sale of Duplex products. We have several initiatives underway intended to increase future sales of Duplex products. The success of these initiatives will depend upon continuing to execute our sales and marketing initiatives. An increase in the sale of Duplex products would result in a reduction in the inventory currently on hand.

SPOT equipment sales decreased 24% for the nine months ended September 30, 2013 compared to the same period in 2012. As previously disclosed, we experienced higher demand for our SPOT2 in 2012 due to a few large volume sales to certain customers throughout 2012 and particularly in the second quarter of 2012; this demand did not recur at the same levels in 2013 as sales of our SPOT2 slowed in our reseller channel due to the anticipation of the release of SPOT Gen3. This decrease was offset in part by the introduction of SPOT Gen3 in the third quarter of 2013.

Simplex equipment sales decreased approximately 36% for the nine months ended September 30, 2013 compared to the same period in 2012. We continue to experience demand for our commercial applications for M2M asset monitoring and tracking, however, revenue related to these products decreased in 2013 from the first nine months of 2012 due to the mix of products sold during 2013 as well as higher demand for products in 2012.

Operating Expenses:

Three and Nine Months:

Total operating expenses increased $6.9 million, or approximately 18%, to $45.1 million for the three months ended September 30, 2013 from $38.2 million for the same period in 2012 and decreased $10.9 million, or approximately 8%, to $122.3 million for the nine months ended September 30, 2013 from $133.2 million for the same period in 2012. The decrease in operating expenses year over year is due primarily to the $22.0 million termination charge related to the settlement with Thales regarding the construction of Phase 3 satellites, as well as the recognition of a loss of approximately $7.1 million related to an adjustment made to the carrying value of our first-generation constellation, both of which were recognized in the second quarter of 2012 and did not recur in 2013. Excluding these one-time items, operating expenses increased $18.3 million, or 18%, for the nine months ended September 30, 2013 from the same period in 2012.

The increase in operating expenses during the three and nine months ended September 30, 2013 from the same periods in 2012 was also driven by higher non-cash depreciation expense as a result of additional second-generation satellites coming into service throughout the fourth quarter of 2012 and the first eight months of 2013 as our final second-generation satellite was placed into service in August 2013.

Cost of Services

Three and Nine Months:

Cost of services increased $0.8 million, or approximately 10%, to $8.2 million for the three months ended September 30, 2013 from $7.4 million during the same period in 2012 and increased $0.7 million, or approximately 3%, to $22.9 million for the nine months ended September 30, 2013 from $22.2 million during the same period in 2012. Cost of services comprises primarily network operating costs, which are generally fixed in nature. The increase in cost of services was due primarily to higher salaries and other expense categories as we expand and repair our gateway infrastructure as well as timing of costs incurred related to our engineering service contracts in the current and prior quarters. We also experienced an increase in research and development costs in both the three and nine month periods ended September 30, 2013 as we continue to develop and launch new products to support our growing commercial and retail channels. These increases were offset slightly by additional cost savings experienced as a result of our increased focus on monitoring telecommunication service expenses.

Cost of Subscriber Equipment Sales

Three and Nine Months:

Cost of subscriber equipment sales increased $0.1 million, or approximately 3%, to $4.1 million for the three months ended September 30, 2013 from $4.0 million for the same period in 2012 and increased $0.2 million, or approximately 2%, to $10.7 million for the nine months ended September 30, 2013 from $10.5 million for the same period in 2012. The fluctuations in cost of subscriber equipment sales are due primarily to the mix and volume of products sold during the current quarter.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Three and Nine Months:

Cost of subscriber equipment sales - reduction in the value of inventory was less than $0.7 million for the three months ended September 30, 2012 and $1.0 million for the nine months ended September 30, 2012. During the first nine months of 2012, we recorded an inventory reserve of $1.0 million in total for component parts that will not be utilized in the manufacturing and production of current or future products. These charges did not recur in 2013.

Marketing, General and Administrative

Three and Nine Months:

Marketing, general and administrative expenses increased $1.7 million, or approximately 22%, to $9.1 million for the three months ended September 30, 2013 from $7.4 million for the same period in 2012 and increased $1.5 million, or approximately 7%, to $22.6 million for the nine months ended September 30, 2013 from $21.1 million for the same period in 2012. As disclosed in Note 13 to our condensed consolidated financial statements, we incurred additional compensation cost of approximately $0.6 million from the modification and subsequent vesting, included in a total expense of $0.8 million related to our market based stock options during the third quarter of 2013. This expense represented approximately 50% and 54% of the increase for the three and nine months ended September 30, 2013, respectively, from the same periods in 2013. The remaining increase in expense for the three and nine months ended September 30, 2013 was due to strategic investments made for our sales and marketing initiatives and higher bad debt expense as our accounts receivable balance increased. These increases were offset partially by higher legal fees incurred in 2012 related to the 2012 Thales arbitration as well as the write off of deferred financing costs in the third quarter of 2012; these items did not recur in 2013.

Reduction in the Value of Long-Lived Assets

Three and Nine Months:

During the second quarter of 2012, we recorded a loss of approximately $7.1 million due to the reduction in the value of long-lived assets. This loss reflected a reduction to the carrying value of our first-generation constellation. This charge did not recur in 2013.

There was no reduction in the value of long-lived assets recognized during the third quarter of 2012 or 2013.

Contract Termination Charge

Three and Nine Months:

During the second quarter of 2012, we recorded a contract termination charge of €17.5 million. This charge resulted from the agreement between us and Thales regarding the termination charge related to the construction of Phase 3 second-generation satellites. See Note 9 for further discussion. This charge did not recur in 2013.

Depreciation, Amortization and Accretion

Three and Nine Months:

Depreciation, amortization, and accretion expense increased $5.1 million, or approximately 27%, to $23.7 million for the three months ended September 30, 2013 from $18.6 million for the same period in 2012 and increased $16.8 million, or approximately 34%, to $66.1 million for the nine months ended September 30, 2013 from $49.3 million for the same period in 2012. This increase relates primarily to additional depreciation expense for the second-generation satellites placed into service during the fourth quarter of 2012 and the first eight months of 2013 as our last second-generation satellite was placed into service in August 2013.

Other Income (Expense):

Loss on Extinguishment of Debt

Three and Nine Months

As previously disclosed in Note 4 to the condensed consolidated financial statements, in May 2013 we entered into the Exchange Agreement with the holders of approximately 91.5% of our outstanding 5.75% Notes. The Exchanging Note Holders received a combination of cash, shares of our common stock and 8.00% Notes Issued in 2013. We redeemed the remaining 5.75% Notes for cash in an amount equal to their outstanding principal amount. As a result of the exchange and redemption, we recorded a loss on extinguishment of debt of approximately $47.2 million in the second quarter of 2013, representing the difference between the net carrying amount of the old 5.75% Notes and the fair value of consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both Exchanging and non-Exchanging Note Holders, equity issued to the Exchanging Note Holders and other fees incurred for the exchange). Approximately 12.9% of the outstanding principal amount of 8.00% Notes Issued in 2013 was converted on July 19, 2013. As a result of this conversion, we recorded a gain on extinguishment of debt of approximately $2.5 million in the third quarter of 2013, which represented the difference between the reacquisition price and net carrying amount of the debt related to this conversion.

As previously disclosed in Note 4 to the condensed consolidated financial statements, in July 2013, we entered into an amended and restated Loan Agreement with Thermo. As a result of the amendment and restatement, we recorded a loss on extinguishment of debt of $66.1 million in the third quarter of 2013, representing the difference between the fair value of the indebtedness under the Loan Agreement, as amended and restated, and its carrying value just prior to amendment and restatement.

Loss on Equity Issuance

Three and Nine Months

As previously disclosed in Note 4 to the condensed consolidated financial statements, we entered into a Common Stock Purchase Agreement with Thermo in May 2013. On May 20, 2013, Thermo purchased 78,125,000 shares of our common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described in Note 4 to maintain our consolidated unrestricted cash. In furtherance thereof, Thermo purchased an additional 15,625,000 shares of common stock for an aggregate purchase price of $5.0 million at the closing of the debt exchange, and in June 2013, Thermo purchased an additional 28,125,000 shares of common stock for an aggregate purchase price of $9.0 million. As of June 30, 2013, we had not issued 121,875,000 shares of nonvoting common stock to Thermo from this funding; these share were subsequently issued to Thermo in the third quarter of 2013 (See Note 4 for further discussion). During the second quarter of 2013, we recognized a loss on the sale of these shares of $14.0 million, representing the difference between the purchase price of our common stock and its fair value on the date of each sale (measured as the closing stock price on the date of each sale).

In October 2013, we entered into a Common Stock Purchase and Option Agreement with Thermo whereby Thermo purchased 11,538,461 shares of our non-voting common stock in exchange for the $6.0 million invested in July and an additional 12,500,000 shares of our non-voting common stock in exchange for the $6.5 million August. As of September 30, 2013, we had not issued 24,038,461 shares of common stock to Thermo from this funding. As a result of these transactions, we recognized a loss on the sale of these shares of approximately $2.4 million, representing the difference between the purchase price and the fair value of our common stock (measured as the closing stock price on the date of each sale).

In August 2013, we drew the remaining $1.1 million from the interest earned in our contingent equity account with Thermo. As of September 30, 2013, we had not yet issued 2,133,656 shares of nonvoting common stock to Thermo from this draw. The total fair value of these shares was $1.3 million, which represented the $1.1 million of interest and $0.2 million of deferred financing costs for the value of the 20% discount on the shares to be issued to Thermo.

Interest Income and Expense

Three and Nine Months

Interest income and expense, net, increased by $10.3 million to $16.9 million for the three months ended September 30, 2013 from $6.6 million for the same period in 2012 and increased by $26.5 million to $39.9 million for the nine months ended September 30, 2013 from $13.4 million for the same period in 2012. During the second and third quarter of 2013, certain holders of our 5% Notes converted approximately $8.6 million and $7.9 million, respectively, principal amount of Notes. These conversions resulted in the recognition of approximately $6.5 million and $6.0 million, respectively, in interest expense for a year to date total of $12.5 million. Similar charges did not occur in 2012.

The increase in interest expense was due also to a reduction in our capitalized interest due to the decline in our construction in progress balance. As we place satellites into service, our construction in progress balance related to our second-generation satellites decreases, which reduces the amount of interest we can capitalize under GAAP. As a result of this decrease in our construction in progress balance, we recorded approximately $10.2 million and $5.5 million in interest expense during the three months ended September 30, 2013 and 2012, respectively, and we recorded approximately $24.3 million and $10.2 million in interest expense during the nine months ended September 30, 2013 and 2012, respectively.

Derivative Gain (Loss)

Three and Nine Months

Derivative losses increased by $81.0 million to a loss of $97.5 million for the three months ended September 30, 2013 from a loss of $16.5 million for the same period in 2012, and increased $124.3 million to a loss of $126.9 million for the nine months ended September 30, 2013 from a loss of $2.6 million for the same period in 2012. We recognize gains or losses due to the change in the value of certain embedded features within the debt instruments that require standalone derivative accounting. These fluctuations are due primarily to changes in our stock price as well as other inputs used in our valuation models.

Other

Other income (expense) fluctuated by $1.1 million to expense of $1.5 million for the three months ended September 30, 2013 compared to expense of $0.4 million for the same period in 2012 and fluctuated by $0.2 million to expense of $1.1 million for the nine months ended September 30, 2013 compared to expense of $0.9 million for the same period in 2012.  Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods. In February 2013, the Venezuelan government devalued its currency. As a result of this devaluation, we recorded a foreign currency gain of approximately $0.8 million during the first quarter of 2013. This gain was offset by other foreign currency losses recognized during the three and nine months ended September 30, 2013. We do not expect the Venezuela currency devaluation to have a material impact on our operations or financial performance in the future.

Liquidity and Capital Resources

Our principal liquidity requirements include paying remaining amounts outstanding related to the deployment of our second-generation constellation, making improvements to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand ($6.6 million at September 30, 2013), cash flows from operations, funds available under the Consent Agreement ($24.7 million was available at September 30, 2013, subject to certain restrictions) and funds available under the equity line agreement with Terrapin ($30.0 million was available at September 30, 2013, subject to certain restrictions). See below for further discussion.

Comparison of Cash Flows for the nine months ended September 30, 2013 and 2012

The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$2,334	$10,878
Net cash used in investing activities	(30,615)	(47,787)
Net cash provided by financing activities	23,042	27,858
Effect of exchange rate changes on cash	90	319
Net decrease in cash and cash equivalents	$(5,149)	$(8,732)

Cash Flows Used by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013 was $2.3 million compared to net cash provided by operating activities of $10.9 million in the first nine months of 2012. During 2013, we experienced favorable changes in operating assets and liabilities. Compared to the same period in 2012, net cash provided by operating activities decreased $8.6 million, which was due primarily to a $6.0 million refund received in the third quarter of 2012 related to the termination of a contingent agreement with a potential vendor for services related to our second-generation constellation.

Cash Flows Used in Investing Activities

Cash used in investing activities was $30.6 million for the nine months ended September 30, 2013 compared to $47.8 million for the same period in 2012. The decrease of $17.2 million from 2012 to 2013 was due primarily to a fluctuation in our restricted cash balance as well as a decrease in costs related to our second-generation constellation and ground upgrades. During 2013, we drew $8.8 million of excess funds held in our debt service reserve account to pay launch related expenses; during the same period in 2012 we funded $3.7 million to our debt service account as required by the Facility Agreement. The decrease in cash used in investing activities was also due to decreased payments related to the construction of our second-generation constellation as the constellation was fully restored in August 2013.

We expect to continue to incur capital expenditures throughout the fourth quarter of 2013 and in future years relating to capital expenditures to upgrade our gateways and other ground facilities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $23.0 million for the nine months ended September 30, 2013 compared to $27.9 million. Cash provided by financing activities during 2013 was due primarily to transactions related to our debt instruments and equity commitments. In May 2013, we exchanged our 5.75% Notes for new 8.00% Notes Issued in 2013. In connection with this exchange, we paid $20.0 million in cash as a reduction of principal outstanding and we received $51.5 million from Thermo pursuant to the Consent Agreement (See Note 4 for further discussion). We also made payments for financing costs associated with this exchange and the amendment and restatement of our Facility Agreement in August 2013.

During the third quarter of 2013, we drew the remaining amount under our Facility Agreement and the interest earned from amounts held in our contingent equity account. The total drawn from these accounts totaled $1.7 million whereas we drew $28.0 million from these accounts in the first nine months of 2012.

We also received cash for the issuance of shares through warrants exercised and the cancellation of our 2008 Share Lending Agreement. As a result of these transactions, we received $8.8 million.

Cash Position and Indebtedness

As of September 30, 2013, cash and cash equivalents were $6.6 million; funds to be provided or arranged by Thermo under the Consent Agreement were $24.7 million and funds available under the equity line agreement with Terrapin were $30.0 million. As of December 31, 2012, cash and cash equivalents were $11.8 million; cash available under our Facility Agreement was $0.7 million; interest earned on funds previously held in our contingent equity account was $1.1 million, and excess funds held in our debt service reserve account was $8.9 million. See below for further discussion.

The carrying amount of our current and long-term debt outstanding was $0 and $675.7 million, respectively, at September 30, 2013 compared to $655.9 million and $95.1 million, respectively, at December 31, 2012. The fluctuations in our debt balances from December 31, 2012 to September 30, 2013 are due to the restructuring of our Facility Agreement in August 2013, which cured all of the then existing events of default. As a result of certain events of default under our Facility Agreement, we were required to show the amounts outstanding as current on our December 31, 2012 balance sheet. In August 2013, we amended and restated the Facility Agreement, which waived all ongoing events of default, among other thing, and therefore reclassified the debt as noncurrent. The fluctuations in our debt balances from December 31, 2012 to September 30, 2013 are also due to the exchange of our 5.75% Notes in May 2013. As the first put date of the 5.75% Notes was April 1, 2013, the debt was classified as current on our December 31, 2012 consolidated balance sheet. As a result of exchanging these Notes for 8.00% Notes Issued in 2013, the new debt is classified as noncurrent on our September 30, 2013 condensed consolidated balance sheet. See Note 4 for further discussion.

Facility Agreement

 We have a $586.3 million senior secured credit facility agreement (the “Facility Agreement”) that, as described below, was amended and restated effective in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating LIBOR rate plus a margin of 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of us and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Facility Agreement contains customary events of default and requires that we satisfy various financial and nonfinancial covenants. We were in compliance with all covenants as of September 30, 2013.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of September 30, 2013, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

Former Terms of Facility Agreement

On June 5, 2009, we entered into the Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and the agent for the lenders under our Facility Agreement. COFACE, the French export credit agency, has provided a 95% guarantee to the lending syndicate of our obligations under the Facility Agreement. Prior to its amendment and restatement in August 2013, the Facility Agreement was scheduled to mature 84 months after the first repayment date, as amended. Semi-annual principal repayments were scheduled to begin in June 2013, as amended. The facility bore interest at a floating LIBOR rate, plus a margin of 2.25% through December 2017 and 2.40% thereafter. Interest payments were due on a semi-annual basis.

Pursuant to the terms of the Facility Agreement, in June 2009 we were required to maintain a total of $46.8 million in a debt service reserve account. The required amount was to be funded until the date that was six months prior to the first principal repayment date, scheduled for June 2013. The minimum required balance fluctuated over time based on the timing of principal and interest payment dates. In December 2012, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date. The agent for our Facility Agreement permitted us to withdraw this amount to pay certain capital expenditure costs associated with the fourth launch of our second-generation satellites in February 2013.

As a result of the Thales arbitration ruling and the settlement agreements reached with Thales in 2012 related to the arbitration ruling, the lenders concluded that events of default occurred under the Facility Agreement. We were also in default of certain other financial and nonfinancial covenants, including, but not limited to, lack of payment of principal in June 2013 in accordance with the terms of the Facility Agreement, required minimum funding of our debt service account and in-orbit acceptance of all of our second-generation satellites by April 2013. As of June 30, 2013, the borrowings were shown as current on our condensed consolidated balance sheet in accordance with applicable accounting rules.

The Facility Agreement, as previously amended, required that:

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

Due to the launch delays, we projected that we might not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months.  Projected noncompliance with covenants included, but was not limited to, minimum consolidated adjusted EBITDA, minimum debt service coverage ratio and minimum net debt to adjusted consolidated EBITDA. If we could not obtain either a waiver or an amendment, any of these failures to comply would have represented an additional event of default. An event of default under the Facility Agreement would have permitted the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would have permitted acceleration of our obligations under other indebtedness that contains cross-acceleration provisions. These events of default were waived or cured in connection with the amendment and restatement of the Facility Agreement.

Amended and Restated Facility Agreement

As previously disclosed, on July 31, 2013, we entered into the GARA with Thermo, our domestic subsidiaries (the “Subsidiary Guarantors”), the Lenders and BNP Paribas as the security agent and COFACE Agent, providing for the amendment and restatement of our Facility Agreement and certain related credit documents. The GARA became effective on August 22, 2013 and, among other things, waived all of our defaults under the Facility Agreement and restructured the financial covenants.

The Facility Agreement requires that:

•	For the period July 1, 2013 through December 31, 2013, we not exceed maximum capital expenditures of $34.4 million, $42.3 million for the full year 2014, $18.8 million for the full year 2015, $13.2 million for the full year 2016 and $15.0 million for each year thereafter. Pursuant to the terms of the Facility Agreement, if, in any relevant period, the capital expenditures are less than the permitted amount for that relevant period, a permitted excess amount may be added to the maximum amount of capital expenditures in the next period.

•	We maintain at all times a minimum liquidity balance of $4.0 million;

•	We achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement):

Period	Minimum Amount
7/1/13-12/31/13	$5.5 million
1/1/14-6/30/14	$9.9 million
7/1/14-12/31/14	$14.1 million
1/1/15-6/30/15	$17.0 million
7/1/15-12/31/15	$23.5 million

•	Beginning in July 2013, we maintain a minimum debt service coverage ratio of 1.00:1; and

•	Beginning for the twelve month period ending December 31, 2013, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 62.00:1, gradually decreasing to 2.50:1 through 2022.

 See Note 4 to our Condensed Consolidated Financial Statements for further discussion of the Facility Agreement and other debt.

The Consent Agreement and the Common Stock Purchase (and Option) Agreement

The Consent Agreement

On May 20, 2013, we entered into the Consent Agreement with Thermo. Pursuant to the Consent Agreement, Thermo agreed that it would make, or arrange for third parties to make, cash contributions to us in exchange for equity, subordinated convertible debt or other equity-linked securities as follows:

•	At the closing of the exchange transaction and thereafter each week until the earlier of the restructuring of the Facility Agreement and July 31, 2013, an amount sufficient to enable us to maintain a consolidated unrestricted cash balance of at least $4.0 million;
•	At the closing of the exchange transaction, $25.0 million to satisfy all cash requirements associated with the exchange transaction, including agreed principal and interest payments to the holders of the 5.75% Notes as contemplated by the Exchange Agreement, with any remaining portion being retained by us for working capital and general corporate purposes;

•	Contemporaneously with, and as a condition to the closing of, any restructuring of the Facility Agreement, $20.0 million (less any amount contributed pursuant to the commitment described above with respect to our minimum cash balance);
•	Subject to the prior closing of the Facility Agreement restructuring, on or prior to December 26, 2013, $20.0 million; and
•	Subject to the prior closing of the Facility Agreement restructuring, on or prior to December 31, 2014, $20.0 million, less the amount by which the aggregate amount of cash received by us under the first, third and fourth commitments described above exceeds $40 million.

The parties agreed that the lenders could terminate the Consent Agreement if, among other things:

•	The restructuring of the Facility Agreement was not consummated on or before June 28, 2013 (later extended to August 16, 2013); or
•	Globalstar or Thermo materially breached any representations, warranties or covenants under the Consent Agreement, which breach was not cured (if curable) within 15 days of receipt of notice by us or Thermo, as the case may be.

Any termination of the Consent Agreement would not affect the validity of the consent to the exchange transaction, which was a condition precedent to closing the Exchange Agreement and required under the Facility Agreement. As of the date of this report, the Consent Agreement had not been cancelled.

In accordance with the terms of the Common Stock Purchase Agreement and Common Stock Purchase and Option Agreement, as of September 30, 2013, Thermo has contributed a total of $51.5 million to us in exchange for 145.9 million shares of our nonvoting common stock. As of September 30, 2013, an additional $8.8 million had been contributed to us through warrant exercises and other equity issuances, reducing Thermos’s remaining commitment to $24.7 million.

The Common Stock Purchase Agreement

 On May 20, 2013, we entered into a Common Stock Purchase Agreement with Thermo pursuant to which Thermo purchased 78,125,000 shares of our common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain our consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, at the closing of the exchange transaction, Thermo purchased an additional 15,625,000 shares of common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28,125,000 shares of common stock for an aggregate purchase price of $9.0 million pursuant to the Common Stock Purchase Agreement. Pursuant to their commitment, Thermo invested $6.0 million on July 29, 2013 and $6.5 million on August 19, 2013, on terms later determined by a special committee of our board of directors consisting solely of unaffiliated directors as described below.

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

 The Common Stock Purchase and Option Agreement

On October 14, 2013, we and Thermo entered into a Common Stock Purchase and Option Agreement pursuant to which Thermo agreed to purchase 11,538,461 shares of our non-voting common stock at a purchase price of $0.52 per share in exchange for the $6.0 million invested in July and an additional $20 million, or 38,461,538 shares, consisting of the $6.5 million at a purchase price of $0.52 per share funded in August amount and an incremental $13.5 million at a purchase price of $0.52 per share as and when requested to do so by the special committee through November 28, 2013. Thermo further agreed to purchase, upon the request of the special committee prior to December 26, 2013, up to $11.5 million of additional shares of non-voting common stock at a price equal to 85% of the average closing price of the voting common stock during the ten trading days immediately preceding the date of the special committee’s request.

The terms of the Common Stock Purchase and Option Agreement were approved by a special committee of our board of directors consisting solely of our unaffiliated directors. The Committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase and Option Agreement were fair and in the best interests of us and our shareholders.

See Note 4 to our Condensed Consolidated Financial Statements for further discussion of the Consent Agreement and the Common Stock Purchase (and Option) Agreement.

Terrapin Common Stock Purchase Agreement

On December 28, 2012 we entered into a Common Stock Purchase Agreement with Terrapin pursuant to which we may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term following the effective date of a resale registration statement. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term, and in our sole discretion, we may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock. We will not sell Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of our then issued and outstanding shares of voting common stock. As of September 30, 2013, we had not required Terrapin to purchase any shares of our common stock.

On October 3, 2013, we required Terrapin to purchase 6.1 million shares of voting common stock at a purchase price of $6.0 million pursuant to the terms of the agreement.

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

Second-Generation Satellites

We have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed launches of our second-generation satellites in October 2010, July 2011, December 2011 and February 2013. We have also incurred additional costs for certain related services, of which a portion are still owed to Thales. These amounts are included in “Other Capital Expenditures and Capitalized Labor” in the table below.

We have a contract with Arianespace for the launch of these second-generation satellites and certain pre and post-launch services. We have also incurred additional costs which are owed to Arianespace for launch delays. These amounts are included in “Other Capital Expenditures and Capitalized Labor” in the table below.

The amount of capital expenditures incurred as of September 30, 2013 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through September 30,	Estimated Future Payments
Capital Expenditures	2013	Remaining 2013	2014	Thereafter	Total
Thales Second-Generation Satellites	$622,690	-	$-	$-	$622,690
Arianespace Launch Services	216,000	-	-	-	216,000
Launch Insurance	39,903	-	-	-	39,903
Other Capital Expenditures and Capitalized Labor	53,532	7,813	-	-	61,345
Total	$932,125	$7,813	$-	$-	$939,938

As of September 30, 2013, we had recorded $7.6 million of these capital expenditures in accounts payable.

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be a part of the UTS in various next-generation Globalstar devices. This contract has been amended subsequently to revise certain payment milestones and add additional features to the contract.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. According to the contract, including subsequent additions, Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at a number of our satellite gateway ground stations.

The amount of capital expenditures incurred as of September 30, 2013 and estimated future capital expenditures (excluding interest) related to the construction of the ground component and related costs is presented in the table below (in thousands):

	Payments through September 30,	Estimated Future Payments
Capital Expenditures	2013	Remaining 2013	2014	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$68,123	$9,950	$11,204	$12,098	$101,375
Ericsson ground network	6,049	729	1,664	20,594	29,036
Other Capital Expenditures	1,181	402	-	-	1,583
Total	$75,353	$11,081	$12,868	$32,692	$131,994

As of September 30, 2013, we recorded $10.7 million of these capital expenditures in accounts payable and accrued expenses.

In August 2013, we entered into an agreement with Hughes which specified a payment schedule for the total deferred amount outstanding at the time of the agreement of approximately $15.8 million. We must make payments of $5.8 million in August 2013, $5.0 million in October 2013, and $5.0 million in December 2013. We have made both the August and October payments. Under the terms of the amended agreement we will also be required to pay interest of approximately $4.9 million in January 2014 for amounts accrued at a rate of 10% on previously deferred balances. As of September 30, 2013, we recorded $10.0 million, excluding interest, in accounts payable related to this contract and had incurred and capitalized $72.6 million, excluding interest, of costs related to this contract. These costs are recorded as an asset in property and equipment. Hughes will also have the option to receive all or any portion of the deferred payments and accrued interest in our common stock. If Hughes chooses to receive any payment in stock, shares will be provided at a 7% discount based upon a trailing volume weighted average price calculation. Hughes will restart work under the contract upon our payment of the amounts described above and an advance payment for the next milestone pursuant to the terms of the contract. If we do not make the payments described above by the specified payment dates in the agreement, these amounts will accrue interest at a rate of 15% per annum. If we terminate the contract for convenience, we must make a final payment of $20.0 million (less any amounts previously paid to reduce the $15.8 million total deferred amount) in cash to Hughes to satisfy our obligations under the contract.

In September 2013, we entered into an agreement with Ericsson which deferred to November 2013 approximately $2.3 million in milestone payments due under the contract, provided we make one payment of $1.6 million, which offsets the total deferred amounts, in September 2013. We have made this payment. The remaining milestones previously scheduled under the contract were deferred to later in 2013 and beyond. The deferred payments will continue to incur interest at a rate of 6.5% per annum. As of September 30, 2013, we had incurred and capitalized $6.8 million of costs related to this contract, of which we recorded $0.7 million in accounts payable and accrued expenses. If we and Ericsson are unable to agree on revised technical requirements and pricing for certain contract deliverables, the contract may be terminated without liability to either party upon our payment of the outstanding $0.7 million deferred amount plus associated interest. If we terminate the contract for convenience, we must make a final payment of $10.0 million in either cash or our common stock at our election. If we elect to make payment in common stock, Ericsson will have the option either to accept the common stock or instruct us to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

Liquidity

As discussed in Note 2 to our Condensed Consolidated Financial Statements, we have developed a plan to improve operations and maintain our second-generation constellation and continue to upgrade our next-generation ground infrastructure. In order to continue as a going concern, we must execute our business plan, which assumes the modification of certain obligations and the funding of the financial arrangements with Thermo and Terrapin as discussed in Note 2. Substantial uncertainties remain related to the impact and timing of these items. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, our ability to continue to execute our business plans will be adversely affected. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions.

Our principal long-term liquidity needs include maintaining service coverage levels and continuing to make improvements to our ground infrastructure, funding our working capital and cash operating needs, including any growth in our business, and funding repayment of our indebtedness, both principal and interest, when due. We expect sources of long-term liquidity to include the exercise of warrants and other additional debt and equity financings, which have not yet been arranged. We cannot assure you that we can obtain sufficient additional financing on acceptable terms, if at all. We also expect cash flows from operations to be a source of long-term liquidity now that we have fully deployed our second-generation satellite constellation. Additionally, we have approximately $37.9 million in restricted cash which can be used to pay certain principal and interest payments under the Facility Agreement. We are not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on our performance and liquidity.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our base rate will be 1% less than the then 6-month Libor rate. The applicable margin from the Base Rate ranges from 2.07% to 2.4% through the termination date of the facility. We have borrowed the entire $586.3 million under the Facility Agreement; a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2013, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2013.

(b) Changes in internal control over financial reporting.

As of September 30, 2013, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
10.1*	Global Deed of Amendment and Restatement dated July 31, 2013 (Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013)

10.2*	Deed of Amendment in respect of the Global Deed of Amendment and Restatement dated August 21, 2013 (Exhibit 10.2 to Current Report on Form 8-K dated August 21, 2013)

10.3*	Amended and Restated Facility Agreement effective August 22, 2013 (Exhibit 10.3 to Current Report on Form 8-K dated August 21, 2013)

10.4*	Amended and Restated Loan Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Current Report on Form 8-K dated August 21, 2013)

10.5	Share Lending Termination Agreement between Globalstar, Inc. and Merrill Lynch International dated July 3, 2013

10.6	Waiver Letter No. 15 to the Facility Agreement dated July 4, 2013

10.7†	Letter Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of September 1, 2013

10.8	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated August 7, 2013

10.9†	Amendment No. 10 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of August 7, 2013

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: November 14, 2013
James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)

