Form 10-K
period 2013-12-31
Globalstar, Inc.
filed 2014-03-11
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates at June 30, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $99.9 million.

As of February 28, 2014, 643,718,177 shares of voting common stock and 209,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

Item 1. Business

Overview

Globalstar, Inc. (“we,” “us” or “the Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. By providing wireless communications services in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (or “gateways”), which we refer to collectively as the Globalstar System.

In 2006 we began a process of designing, manufacturing and deploying a second-generation constellation of Low Earth Orbit (“LEO”) satellites to replace our first-generation constellation. Our second-generation satellites are designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. This effort has culminated in the successful launch of our second-generation satellites, with the fourth launch occurring on February 6, 2013. Three prior launches of second-generation satellites were successfully completed in October 2010, July 2011 and December 2011.We have integrated all of the new second-generation satellites with certain of our first-generation satellites to form our second-generation constellation. The restoration of our constellation’s Duplex capabilities was complete after the final satellite from our February 2013 launch was placed into service in August 2013. The restoration of Duplex capabilities has resulted in a substantial increase in service levels, making our products and services more desirable to existing and potential customers. Existing subscribers have started to utilize our services more, measured by minutes of use on the Globalstar System year over year, a trend that we expect to continue. We are gaining new customers and winning back former customers, which continues to contribute to increases in Duplex revenue. We offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

We define a successful level of service for our customers as measured by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. Due to the unique design of the Globalstar System, by this measure our system outperforms geostationary (“GEO”) satellites used by some of our competitors. Due to the difference in signal travel distance, GEO satellite signals must travel approximately 42,000 additional nautical miles, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

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

At December 31, 2013, we served approximately 583,000 subscribers. We increased our net subscribers by 4% from December 31, 2012 to December 31, 2013. Beginning in 2013, we initiated a process to deactivate certain suspended subscribers in our SPOT subscriber base. We deactivated approximately 36,000 subscribers during the first quarter of 2013. Excluding these deactivated subscribers from our December 31, 2012 subscriber count, total subscribers increased 11% from December 31, 2012 to December 31, 2013. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We currently provide the following communications services via satellite which are available only with equipment designed to work on our network:

•	two-way voice communication and data transmissions, which we call “Duplex,” using mobile or fixed devices; and
•	one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, which includes certain SPOT and Simplex products.

We designed our second-generation constellation to support our current lineup of Duplex, SPOT and Simplex products. With the improvement in both coverage and service quality for our Duplex product offerings resulting from the deployment of our second-generation constellation, we anticipate further expansion of our subscriber base and increases in our average revenue per user, or “ARPU.”

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

Duplex Two-Way Voice and Data Products

Mobile Voice and Data Satellite Communications Services and Equipment

We provide mobile voice and data services to a wide variety of commercial, government and recreational customers for remote business continuity, recreational, emergency response and other applications. Subscribers under these plans typically pay an initial activation fee to an agent or dealer or to us, a monthly usage fee to us that entitles the customer to a fixed or unlimited number of minutes, and fees for additional services such as voicemail, call forwarding, short messaging, email, data compression and internet access. Extra fees may also apply for non-voice services, roaming and long-distance. We regularly monitor our service offerings in accordance with customer demands and market changes and offer pricing plans such as bundled minutes, annual plans and unlimited plans.

We offer our services for use only with equipment designed to work on our network, which users generally purchase in conjunction with an initial service plan. We offer the GSP-1700 phone, which includes a user-friendly color LCD screen and a variety of accessories. The phone design represents a significant improvement over earlier-generation equipment that we believe will facilitate increased adoption from prospective users. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only MSS provider using the patented Qualcomm CDMA technology that we believe provides superior voice quality when compared to competitive handsets.

Fixed Voice and Data Satellite Communications Services and Equipment

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

Satellite Data Modem Services

In addition to data utilization through fixed and mobile services described above, we offer data-only services. Duplex devices have two-way transmission capabilities. Asset-tracking applications enable customers to control directly their remote assets and perform complex monitoring activities. We offer asynchronous and packet data service in all of our Duplex territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Our satellite data modems can be activated under any of our current pricing plans. Customers can access satellite data modems in every Duplex region we serve. We provide store-and-forward capabilities to customers who do not require real-time transmission and reception of data. Additionally, we offer a data acceleration and compression service to the satellite data modem market. This service increases web-browsing, email and other data transmission speeds without any special equipment or hardware.

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

Sat-Fi

In January 2014, we announced Sat-Fi, a revolutionary new Duplex technology that we expect to bring to market during the second quarter of 2014.  Sat-Fi will permit customers to use their existing smartphones and other Wi-Fi enabled devices to communicate over our satellite system. We believe Sat-Fi represents a major step forward in our desire to integrate seamlessly our mobile satellite capabilities into the communications services that people use on a daily basis. With Sat-Fi, our subscribers can initiate and receive voice calls using their existing mobile telephone numbers and existing smartphones any time they are in range of a Sat-Fi device. With future enhancements, customers will not necessarily know, nor will they care, when they are communicating via the Globalstar System, given our superior voice quality and low-priced service plans.

New Products, Services and the Next-Generation IMS Ground Network

We have a contract with Hughes Network Systems, LLC (“Hughes”) under which Hughes will design, supply and implement (a) the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be used in our various next-generation Globalstar devices. These upgrades will be part of our next-generation ground network.

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

SPOT Consumer Retail Products

We have differentiated ourselves from other MSS providers by offering affordable, high utility mobile satellite products that appeal to the mainstream consumer market. With the 2009 acquisition of satellite asset tracking and consumer messaging products manufacturer Axonn LLC (“Axonn”), we believe we are the only vertically integrated mobile satellite company, which results in decreased pre-production costs and shorter time to market for our retail consumer products.  Since their introduction, our SPOT products have been responsible for initiating over 2,900 rescues in over 70 countries and at sea. We are not aware of any other competitive offering that can match the life-saving record of our SPOT line of products.

SPOT Satellite GPS Messenger

We began commercial sales of the first SPOT products and services when we introduced the SPOT Personal Tracker in 2007. In 2009, we introduced an updated version of this product, the SPOT Satellite GPS Messenger (“SPOT 2”). In September 2013, we introduced SPOT Gen3, the next generation of the SPOT Satellite GPS Messenger. SPOT Gen3 offers enhanced functionality with more tracking features, improved battery performance and more power options, including rechargeable and USB direct line power. We believe the sales volumes of SPOT products and services to date show a viable market for affordable emergency and tracking functionality worldwide.

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

SPOT Satellite GPS Messenger products and services are available in the U.S. and Canada, as well as in our overseas markets, including South and Central America, Western Europe, and through independent gateway operators in their respective territories.

SPOT Global Phone

In May 2013, we introduced SPOT Global Phone to the consumer mass market. This product leverages our retailer distribution channels and SPOT brand name. The related service and subscriber equipment revenue generated from this product is included in our Duplex business.

SPOT Trace

 In November 2013, we introduced SPOT Trace, an anti-theft asset tracking device. SPOT Trace helps ensure that cars, motorcycles, boats, ATVs, snowmobiles and other valuable assets are where they should be by notifying owners via email or text messages when movement is detected.

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have also expanded our distribution channels through product alliances. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels including Amazon.com, Bass Pro Shops, Best Buy, Big 5 Sporting Goods, Big Rock Sports, Cabela's, Wholesale Sports, London Drugs, Outdoor and More, Gander Mountain, REI, Sportsman's Warehouse, West Marine, and CWR Electronics. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com.

Commercial Simplex One-Way Transmission Products

Simplex service is a one-way burst data transmission from a commercial Simplex device over the Globalstar System that can be used to track and monitor assets. Our subscribers presently use our Simplex devices to track cargo containers and rail cars; to monitor utility meters; as well as a host of other applications. At the heart of the Simplex service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The server receives and collates messages from all Simplex telemetry devices transmitting over our satellite network. Simplex devices consist of a telemetry unit, an application specific sensor, a battery and optional global positioning functionality. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army, the U.S. Air Force, the National Oceanic and Atmospheric Administration (“NOAA”), the U.S. Forest Service and British Ministry of Defense, as well as other organizations, including BP, Shell and The Salvation Army.

We designed our Simplex service to address the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers are able to realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

We offer a small Satellite Transmitter, such as the STX-2 and STX-3, which enables an integrator’s product designs to access our Simplex network. We also offer complete products that utilize these transmitters. Our Simplex units, including the enterprise products MMT and SMARTONE, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges.

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

Currently, 12 of the 24 active gateways in our network are owned and operated by unaffiliated companies, some of whom operate more than one gateway. Except for the gateway in Nigeria, in which we hold a 30% equity interest, and Globalstar Asia Pacific, our joint venture in South Korea in which we hold a 49% equity interest, we have no financial interest in these IGOs and conduct business with them through arms’ length contracts for wholesale minutes of service. Some of these IGOs have been unable to grow their businesses adequately due in part to limited resources and the prior inability of our constellation to provide reliable Duplex service. With the completion of our second-generation constellation, we expect the IGOs to grow their businesses significantly in the future.

Set forth below is a list of IGOs as of December 31, 2013:

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

Our Spectrum and Regulatory Structure

Globalstar has access to a world-wide allocation of radio frequency spectrum through the international radio frequency tables administered by the International Telecommunications Union (“ITU”). We believe access to this global spectrum enables us to design satellites, networks and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. In addition, this broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadband applications.

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

Second-Generation Constellation

We licensed and registered our second-generation satellites in France. In October 2010, the French Ministry for the Economy, Industry and Employment authorized Globalstar Europe SARL, now Globalstar Europe SAS (“Globalstar Europe”), our wholly owned subsidiary, to operate our second-generation satellites.  In November 2010, ARCEP, the French independent administrative authority of post and electronic communications regulations, granted a license to Globalstar Europe to provide mobile satellite service. In August 2011, the French Ministry in charge of space operations issued us final authorization and has undertaken the registration of our second-generation satellites with the United Nations as provided under the Convention on Registration of Objects Launched into Outer Space. In accordance with this authorization to operate the second-generation satellites, in early 2014, we completed the enhancements to the existing gateway operations in Aussaguel, France to include satellite operations and control functions. We now have redundant satellite operation control facilities in Milpitas, California and Aussaguel, France.

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

In addition to having completed the French licensing and registration of our second-generation satellites, in March 2011 we obtained all authorizations necessary from the FCC to operate our domestic gateways with our second-generation satellites.

Our former Non-Geostationary Satellite Orbit (“NGSO”) satellite constellation license issued by the FCC was valid until April 2013. We have filed an application to modify and extend this license. Under the FCC’s rules, we may continue to operate our constellation pending the FCC’s approval of our application. This license application applies only to our continued use of our first-generation satellites.

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

In order to establish an ATC network, a satellite service provider must first meet certain specified requirements commonly known as the “gating criteria.” Currently, these criteria would require us to provide continuous coverage over the United States and have an in-orbit spare satellite. Additionally, ATC services must be complementary or ancillary to mobile satellite services in an "integrated service offering," which can be achieved by using "dual-mode" devices capable of transmitting and receiving mobile satellite and ATC signals, or providing “other evidence” that the satellite service provider meets the requirement. Further, user subscriptions that include ATC services must also include mobile satellite services. Because of these requirements, the number of potential early stage competitors in providing ATC services is limited, as only mobile satellite services operators who offer commercial satellite services can provide ATC services.

In January 2006, the FCC granted our application to add an ATC service to our existing mobile satellite services. In April 2008, the FCC issued a decision extending our ATC authorization from 11MHz to a total of 19.275 MHz of our spectrum. Outside the United States, other countries are considering implementing regulations to facilitate ATC services. We expect to pursue ATC and/or terrestrial licenses in jurisdictions such as Canada and the European Community as market conditions dictate.

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

On November 13, 2012, we filed a petition for rulemaking with the FCC, requesting the substantial revision and/or elimination of the gating criteria for ATC services as well as regulatory flexibility to offer terrestrial wireless services, including mobile broadband services, over 19.275 MHz of our licensed Big LEO spectrum allocation. In our petition, we proposed a “near-term” plan for terrestrial relief in the 11.5 MHz of our “downlink” spectrum at 2483.5-2495 MHz to offer innovative services such as a proposed Terrestrial Low Power Service (“TLPS”). Under this proposal, we would utilize both our exclusively licensed 11.5 MHz of MSS spectrum at 2483.5 to 2495 MHz, as well as the contiguous 10.5 MHz of unlicensed Industrial, Scientific and Medical (“ISM”) spectrum located at 2473 to 2483.5 MHz to provide a carrier-grade fourth non overlapping 22 MHz channel under the IEEE 802.11 standard where most WiFi use currently exists. Significantly, we proposed to use the 10.5 MHz of unlicensed ISM spectrum on a non-exclusive basis with no special protections against interference from adjacent bands.

Additionally, in our petition for rulemaking, we have also proposed a “long-term” plan to obtain authority over our exclusively licensed spectrum at 1610-1617.775 MHz in order to provide additional mobile broadband services based on the Long Term Evolution (“LTE”) standard.

 On November 1, 2013, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) commencing a formal proceeding to permit us to deploy a terrestrial broadband network over 22 MHz of spectrum in the 2.4 GHz band. The proposed rules essentially eliminate the former gating criteria and would allow us to provide low power terrestrial broadband services over our licensed 11.5 MHz S-band spectrum at 2483.5 – 2495 MHz, as well as the non-exclusive use of the adjacent 10.5 MHz unlicensed spectrum at 2473 – 2483.5 MHz.

During 2014, we will actively participate in this formal rulemaking proceeding, as well as actively prosecute our petition for rulemaking regarding our long-term plan.

National Regulation of Service Providers

In order to operate gateways, applicable laws and regulations require the IGOs and our affiliates in each country to obtain a license or licenses from that country's telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All 24 active gateways, which we and the IGOs operate, are licensed.

Our subscriber equipment generally must be type certified in countries in which it is sold or leased. The manufacturers of the equipment and our affiliates or IGOs are jointly responsible for securing type certification. We have received type certification in multiple countries for each of our products.

Satellites

Beginning in the late 1990’s, we launched our first-generation satellite constellation. In 2007 we launched spare first-generation satellites to provide support for our Duplex, Simplex and SPOT services.

We launched second-generation satellites in four batches during the period October 2010 through February 2013. As of August 2013, we had placed into service all of these second-generation satellites. We designed our second-generation satellites to support our current lineup of Duplex, SPOT, and Simplex products and services, and these satellites are backwards compatible with our first-generation ground network and satellites, as well as forward compatible with our second-generation ground network.

  We designed the second-generation satellites to have a 15-year life from the date the satellites are first positioned into their operational orbits, twice the useful life of the first-generation satellites. This longer life is achieved by increasing the solar array and battery capacity, using a larger fuel tank, more redundancy for key satellite equipment, and improved radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites. The second-generation satellites use passive S-band antennas on the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of the active antenna array.

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

Today we have adequate satellites to provide Duplex, SPOT and Simplex services.

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

Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the handsets, as well as, heightened demand by governments, businesses and individuals for ubiquitous global voice coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low cost data collection and asset tracking devices and technological improvements permitting integration of mobile satellite services over smartphones and other Wi-Fi enabled devices.

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

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications and SES S.A., and aperture terminal companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, mobile satellite services providers, such as Globalstar, Inmarsat P.L.C. (“Inmarsat”) and Iridium Communications, Inc. (“Iridium”), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect mobile satellite services operators will increasingly compete with fixed satellite services operators.

LEO systems reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, we believe provide a better overall quality of service.

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

Inmarsat owns and operates a fleet of geostationary satellites. Due to its multiple-satellite geostationary system, Inmarsat's coverage area extends to and covers most bodies of water more completely than we do. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers global land-based and aeronautical communications services. Inmarsat generally does not sell directly to customers. Rather, it markets its products and services principally through a variety of distributors, who, in most cases, sell to additional downstream entities who sell to the ultimate customer. We compete with Inmarsat in several key areas, particularly in our maritime markets. During 2011, Inmarsat launched a mobile handset designed to compete with both Iridium’s mobile handset service and our GSP-1700 handset service.

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

United States International Traffic in Arms Regulations

The United States International Traffic in Arms regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. The President has delegated this authority to the U.S. Department of State, Directorate of Defense Trade Controls. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. Some information involved in the performance of our operations falls within the scope of these regulations. As a result, we may have to obtain an export authorization or restrict access to that information by international companies that are our vendors or service providers. We have received and expect to continue to receive export licenses for our telemetry and control equipment located outside the United States.

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

Our top revenue generating markets in the United States and Canada are (i) government (including federal, state and local agencies), public safety and disaster relief, (ii) recreation and personal and (iii) telecommunications. We also serve customers in the maritime and fishing, oil and gas, natural resources (mining and forestry), and construction, utilities markets, and transportation.

No one customer was responsible for more than 10% of our revenue in 2013, 2012, or 2011.

Domestic/Foreign

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2013, approximately 32% of our sales were denominated in foreign currencies. See Note 13 to the Consolidated Financial Statements for additional information regarding revenue by country.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2014 and 2031. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility agreement (“Facility Agreement”).

Employees

As of December 31, 2013, we had 267 employees, 13 of whom were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Seasonality

Usage on the network, and to some extent sales, is subject to seasonal and situational changes. April through October are typically our peak months for service revenues and equipment sales. Most notably, emergencies, natural disasters, and sizable projects where satellite based communications devices are the only solution. In the consumer area, SPOT devices are subject to outdoor and leisure activity opportunities, as well as our promotional efforts.

Services and Equipment

Sales of services accounted for approximately 78% 75% and 76% of our total revenues for 2013, 2012, and 2011, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 22%, 25% and 24% of our total revenues for 2013, 2012, and 2011, respectively.

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

In July 2010, we announced the relocation of our corporate headquarters to Covington, Louisiana. Our product development center, our international customer care operations, call center, software development and other global business functions including finance, accounting, legal and regulatory, sales, marketing and corporate communications have also relocated to Louisiana.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Globalstar) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC's internet site, www.sec.gov ..

We make available free of charge financial information, news releases, SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC, on our website at www.globalstar.com . The documents available on, and the contents of, our website are not incorporated by reference into this Report.

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

Risks Related to Our Business

If either Thermo or Terrapin Opportunity, L.P. fail to fulfill its capital commitment, our ability to execute our business plan will be adversely affected.

Our current sources of liquidity include cash on hand ($17.4 million at December 31, 2013), future cash flows from operations, and funds available from our equity line agreement with Terrapin Opportunity, L.P. (“Terrapin”) ($24.0 million at December 31, 2013). We also have available funds from Thermo under the Equity Commitment, Restructuring Support and Consent Agreement dated as of May 20, 2013 among Globalstar, Thermo, BNP Paribas, as agent, and the lenders under the Facility Agreement (the “Consent Agreement”) and the Global Deed of Amendment and Restatement (the “GARA”) with Thermo. Thermo’s remaining commitment under the Consent Agreement is $5.0 million at December 31, 2013. These current sources of liquidity are sufficient to meet our existing contractual obligations over the next 12 months.

We also have available funds of $11.5 million under the Common Stock Purchase and Option Agreement. To the extent that we exercise our option to require Thermo to purchase up to $11.5 million under the Common Stock Purchase and Option Agreement, it will reduce Thermo’s remaining commitment under the Consent Agreement on a dollar for dollar basis.

Our business plan assumes the funding of the financial arrangements with Thermo and Terrapin referred to above. If either is unable or fails to fulfill its commitment under these financial arrangements, it could materially and negatively impact our cash and liquidity and our ability to continue to execute our business plan will be adversely affected

We incurred operating losses in the past three years, and these losses are likely to continue.

We incurred operating losses of $87.4 million, $95.0 million and $73.2 million in 2013, 2012, and 2011, respectively. These losses are largely a result of non-cash depreciation expense as all of our second-generation satellites have been placed into service since 2010. Our second-generation satellites were designed to have a 15-year life from the date the satellites are placed into their operational orbit and we will continue to recognize high levels of depreciation expense commensurate with their estimated 15-year life.

We have substantial contractual obligations and capital expenditure plans, which may require additional capital, the terms of which have not been arranged. The terms of the Facility Agreement could complicate raising this additional capital.

We have various contractual agreements related to remaining amounts outstanding for the procurement and deployment of our second-generation constellation and upgrades to our ground infrastructure, including internal labor costs and interest on outstanding debt, which we expect will be reflected in capital expenditures primarily through 2015. The nature of these purchases requires us to enter into long-term fixed price contracts. We cannot be assured that operating cash flows and other previously committed funding will be sufficient to meet obligations over the term of these agreements. Restrictions in the Facility Agreement limit the types of financings we may undertake. Should we need to obtain additional financing, we cannot assure you that we will be able to obtain this financing on reasonable terms or at all. If we cannot obtain it in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.

The implementation of our business plan and our ability to generate income from operations assume we are able to maintain a healthy constellation and ground network capable of providing commercially acceptable levels of coverage and service quality, which are contingent on a number of factors.

 In prior periods our ability to generate revenue and cash flow was impacted adversely by our inability to offer commercially acceptable levels of Duplex service due to the degradation of our first-generation constellation. As a result, we improved the design of our second-generation constellation to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost as compared to our first-generation constellation. The health of our constellation depends on the maintenance of these satellites, which are technically complex. Anomalies with our satellites may develop, and we cannot guarantee that we could successfully develop and implement a solution to them.

Our ground stations were initially designed to operate with our first-generation satellites. Certain of these ground stations will require upgrades to enable us to integrate the technology and service offerings with our second-generation satellites. We have entered into various contracts to upgrade our ground network but the completion of these upgrades may not be successful.

Our ability to generate revenue and positive cash flow will depend upon our ability to maintain and operate all of our existing Duplex-capable satellites, upgrade and maintain our ground stations, maintain a sufficient number of subscribers, introduce new product and service offerings successfully, and compete successfully against other mobile satellite service providers to gain new subscribers.

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

As a result of the issues described above, some of our in-orbit satellites may experience temporary outages or may not otherwise be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. As it is not economically feasible, we do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors. Although our second-generation satellites were designed to provide commercial service over a 15-year life, we can provide no assurance as to whether any or all of them will continue in operation for their full 15-year design life.

All satellites have a limited life and degrade over time. In order to maintain commercially acceptable service coverage long-term, we must obtain and launch additional satellites. As discussed in Note 8 to our Consolidated Financial Statements, we and Thales may negotiate the terms of a follow-on contract for additional satellites, but we can provide no assurance as to whether we will ultimately agree on commercial terms for such a purchase. If we are unable to agree with Thales on commercial terms for the purchase of additional satellites, we may enter into negotiations with one or more other satellite manufacturers, but we cannot provide any assurance that these negotiations will be successful either.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The hardware and software we currently utilize in operating our gateways were designed and manufactured over 15 years ago and portions have deteriorated. We have contracted to replace the digital hardware and software in the future; however the original equipment may become less reliable as it ages and will be more difficult and expensive to service. It may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. We expect to face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. We have had to commit, and must continue to commit, to make significant capital expenditures to keep up with technological changes and remain competitive. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents and therefore may not be available to us.

We may be unable to establish a worldwide service network due to the absence of gateways in certain important regions of the world, which may limit our growth and our ability to compete.

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

An inability to comply with the financial and nonfinancial covenants contained in the Facility Agreement could have significant implications.

Our Facility Agreement contains a number of financial and nonfinancial covenants. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would represent an event of default. An event of default under the Facility Agreement would permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate that indebtedness. See Part II – Item 5 – Liquidity and Capital Resources - to this report for further discussion on our debt covenants.

Our business plan to use a portion of our licensed MSS spectrum to provide terrestrial wireless services depends upon action by the FCC, which we cannot control.

Our business plan includes utilizing approximately 20 MHz of our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, within the United States. In pursuit of these plans, the FCC has released an NPRM to substantially eliminate the gating criteria under the existing ATC regime and permit us to offer low power terrestrial mobile broadband services over a portion of our licensed MSS spectrum. As part of this formal proceeding, if the FCC does not ultimately adopt satisfactory rules, our anticipated future revenues and profitability could be reduced. We can provide no assurance that the FCC will finalize satisfactorily this NRPM or how long the regulatory process to obtain this relief will take. If we are unable to achieve the rule changes in the NPRM, then our only ability to utilize our MSS spectrum for terrestrial applications will be pursuant to the existing ATC regulatory regime that requires many restrictive conditions called gating criteria.

Future regulatory decisions could reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.

Under the FCC's plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. On February 11, 2013, Iridium filed its own petition for rulemaking seeking to have the FCC reallocate 2.725 MHz of Big LEO spectrum from 1616-1618.725 MHz to Iridium’s exclusive use. Iridium also filed a motion to consolidate its petition with our petition for rulemaking. Although the FCC has received comments on Iridium’s petition, it has not taken any substantive action with respect to it. An adverse result in this proceeding could materially affect our ability to provide both Duplex and Simplex mobile satellite services.

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

In 2013, the FCC issued a notice of proposed rulemaking and commenced a proceeding to consider, among other things, expanding the use of terrestrial mobile broadband devices within the 5 GHz band. Our C-band Forward Link (Earth Station to Satellite) operates within the 5 GHz band at 5091-5250 MHz. As part of this proceeding, the FCC has requested comments regarding increasing power limits and eliminating the restriction against outdoor uses of U-NII-1 devices, essentially outdoor WiFi access points, operating within the same frequencies as our C-band Forward Link. We filed comments in opposition to these changes to the technical rules due to the substantial risk of harmful interference that these deployments could have on our system. If the FCC permits unlimited outdoor deployment of U-NII-1 devices, our ability to provide mobile satellite services could be negatively affected. We can provide no assurance as to the outcome of this proceeding or any other FCC action.

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

The success of our business plan will depend on a number of factors, including:

•	our ability to maintain the health, capacity and control of our satellites;
•	our ability to maintain the health of our ground network;
•	our ability to influence the level of market acceptance and demand for all of our services;
•	our ability to introduce new products and services that meet this market demand;
•	our ability to retain current customers and obtain new customers;
•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;
•	our ability to control the costs of developing an integrated network providing related products and services;
•	our ability to market successfully our Duplex, SPOT and Simplex products and services;
•	our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;
•	our ability to sell the equipment inventory on hand;
•	the cost and availability of user equipment that operates on our network;
•	the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers; and
•	our ability to provide attractive service offerings at competitive prices to our target markets.

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

We also have a limited quantity of our Duplex handsets remaining in inventory and have not contracted with a manufacturer to produce additional inventory. We have depended on Qualcomm as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates Qualcomm proprietary technology. This contract was cancelled in March 2013 and we are working with Qualcomm to resolve issues related to the termination. See Note 7 to our Consolidated Financial Statements for further discussion. Although we have contracted with Hughes and Ericsson to provide new hardware and software for our ground component, there could be a substantial period of time in which their products or services are not available and Qualcomm no longer supports our products and services.

Additionally, we depend on our product manufacturers to provide us with our inventory. If these manufacturers do not take on future orders or fail to perform under our current contracts, we may be unable to continue to produce and sell our inventory to customers at a reasonable cost to us or there may be delays in production and sales.

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

Lack of availability of electronic components from the electronics industry, as needed in our retail products, our gateways, and our satellites, could delay or adversely impact our operations.

We rely upon the availability of components, materials and component parts from the electronics industry. The electronics industry is subject to occasional shortages in parts availability depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of materials, or increased prices, or both. As a consequence, elements of our operation which use electronic parts, such as our retail products, our gateways and our satellites, could be subject to delays or cost increases, or both.

Product liability, product replacement, or recall costs could adversely affect our business and financial performance.

We are subject to product liability and product recall claims if any of our products and services are alleged to have resulted in injury to persons or damage to property. If any of our products proves to be defective, we may need to recall and/or redesign them. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations. We maintain product liability insurance, but this insurance may not adequately cover losses related to product liability claims brought against us. We may also be a defendant in class action litigation, for which no insurance is available. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations or cash flows. We regularly investigate potential quality issues as part of our ongoing effort to deliver quality products to our customers.

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

ATC Competitors

We also expect to compete with a number of other satellite companies that plan to develop terrestrial networks that utilize their MSS spectrum. DISH Networks received FCC approval to offer terrestrial wireless services over the MSS spectrum that previously belonged to TerreStar and ICO Global. Further, LightSquared continues its regulatory initiative to receive final FCC approval to build out a wireless network utilizing its MSS spectrum. Any of these competitors could offer an integrated satellite and terrestrial network before we do, could combine with terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer wireless services, including mobile broadband services, that customers prefer over ours.

Potential Loss of Customers

We may lose customers due to competition, consolidation, regulatory developments, disruptive technologies, business developments affecting our customers or their customers, the degradation of our constellation or for other reasons. Our top 10 customers for the year ended December 31, 2013 accounted for, in the aggregate, approximately 12% of our total revenues. For the year ended December 31, 2013, revenues from our largest customer were $2.2 million or 3% of our total revenues. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, our revenue could be significantly reduced. In addition, we may incur additional costs to the extent that amounts due from these customers become uncollectible. More generally, our customers may fail to renew or may cancel their service contracts with us, which could negatively affect future revenues and profitability.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro, and the Brazilian real. Certain of our obligations are denominated in euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 32% and 29% of our total sales were to retail customers located primarily in Canada, Europe, Central America, and South America during 2013 and 2012, respectively. Our results of operations for 2013 and 2012 included losses of $1.0 million and $2.0 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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

Our revenues are subject to changes in global economic conditions and consumer sentiment and discretionary spending.

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

 In January 2012 our Canadian subsidiary was notified that its income tax returns for the years ending October 31, 2008 and 2009 have been selected for audit. The Canada Revenue Agency is in the process of reviewing the information provided by the Canadian subsidiary.

In December 2013, the Company’s Singapore subsidiary was notified that its income tax returns for the years ended 2009 to 2012 had been selected for audit. The Company’s Singapore subsidiary has submitted the information required by the Inland Revenue Authority of Singapore.

 As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities. During 2013, the seller paid approximately $0.3 million of these liabilities, but the gateway operator remains subject to an additional $2.2 million in liabilities. We may be exposed to potential pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Facility Agreement are at a variable rate. In order to mitigate our variable rate interest risk, we entered into a ten year interest rate cap agreement. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to us for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement. Our interest rate is capped at 5.50% if the Base Rate does not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then six-month Libor rate. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate cap, we still have exposure for the uncapped amounts of the facility, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the capped amount of the term loan decreases over time.

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

Natural disasters could damage or destroy our ground stations resulting in a disruption of service to our customers. In addition, the collateral effects of such disasters such as flooding may impair the functioning of our ground equipment. If a natural disaster were to impair or destroy any of our ground facilities, we might be unable to provide service to our customers in the affected area for a period of time. Even if our gateways are not affected by natural disasters, our service could be disrupted if a natural disaster damages the public switch telephone network or terrestrial wireless networks or our ability to connect to the public switch telephone network or terrestrial wireless networks. Additionally, there are inherent dangers and risk associated with our satellite operations, including the risk of increased radiation and possibility of in-orbit collisions with other objects. Any such failures, collisions or service disruptions could harm our business and results of operations.

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

If we are unable to remediate the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other requirements may be adversely affected.

Our internal control processes, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that their objectives will be met. Therefore, we cannot assure you that in the future additional material weaknesses will not recur, exist or otherwise be identified. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our business and operating results may be adversely affected, investors may lose confidence in our reported financial information, there may be a negative effect on our stock price, and we may be subject to civil or criminal investigations and penalties.

Risks Related to Our Common Stock

Our common stock has been delisted from the NASDAQ Stock Market, which may impair our ability to raise capital.

As of December 31, 2013, our voting common stock was listed on the over the counter stock market (“OTCQB”) under the symbol “GSAT”. In December 2012 we were removed from the NASDAQ Stock Market for not meeting the $1.00 per share minimum bid requirement. Broker-dealers may be less willing or able to sell and/or make a market in our common stock as a result of this delisting, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NASDAQ Stock Market may also make it more difficult for us to raise capital through the sale of our securities.

If our common stock is not listed on a U.S. national stock exchange or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 8.00% Notes Issued in 2013 and 8.00% Notes Issued in 2009 will have the option to require us to repurchase the Notes, which we may not have sufficient financial resources to do.

As our common stock is no longer listed on the NASDAQ Stock Market, we are no longer subject to any of the NASDAQ governance requirements, and our stockholders do not have the protection of these requirements.

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

The market price of our common stock is volatile and there is a limited market for our shares.

The trading price of our common stock is subject to wide fluctuations. Factors affecting the trading price of our common stock may include:

•	actual or anticipated variations in our operating results;
•	failure in the performance of our current or future satellites;
•	changes in financial estimates by research analysts, or any failure by us to meet or exceed any such estimates, or changes in the recommendations of any research analysts that elect to follow our common stock or the common stock of our competitors;
•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;
•	actual or anticipated changes in the regulatory environment affecting our industry, including final rulemaking by the FCC related our proceeding;
•	actual or anticipated sales of common stock by our controlling stockholder or others;
•	changes in the market valuations of our industry peers; and
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

The trading price of our common stock may also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Our stockholders may be unable to resell their shares of our common stock at or above the initial purchase price. Additionally, because we are a controlled company there is a limited market for our common stock and we cannot assure our stockholders that a trading market will develop further or be maintained.

Trading volume for our common stock historically has been low; however, trading volume has recently increased significantly. Sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.

The future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.

We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.7 billion shares of common stock (400.0 million are designated as nonvoting), of which approximately 535.9 million shares of voting common stock and 309.0 million shares of nonvoting common stock were issued and outstanding as of December 31, 2013 and 855.1 million shares were available for future issuance (of which approximately 620.0 million shares are reserved for issuances of shares upon exercise of warrants or options or conversion of notes). The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of any convertible securities, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

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

Provisions of Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws and our Facility Agreement and indenture could hamper a third party's acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:

•	the absence of cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election;
•	the ability of our board of directors to issue preferred stock with voting rights or with rights senior to those of the common stock without any further vote or action by the holders of our common stock;
•	the division of our board of directors into three separate classes serving staggered three-year terms;
•	the ability of our stockholders, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, to remove our directors only for cause and only by the vote of at least 66 2/3% of the outstanding shares of capital stock entitled to vote in the election of directors;
•	prohibitions, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, on our stockholders acting by written consent;
•	prohibitions on our stockholders calling special meetings of stockholders or filling vacancies on our board of directors;
•	the requirement, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, that our stockholders must obtain a super-majority vote to amend or repeal our amended and restated certificate of incorporation or bylaws;
•	change of control provisions in our Facility Agreement, which provide that a change of control will constitute an event of default and, unless waived by the lenders, will result in the acceleration of the maturity of all indebtedness under the credit agreement;
•	change of control provisions relating to our 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013, which provide that a change of control will permit holders of the Notes to demand immediate repayment; and
•	change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.

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

As of December 31, 2013, Thermo owned approximately 52% of our outstanding voting common stock and approximately 70% of all outstanding common stock. Additionally, Thermo owns warrants and 8.00% Notes Issued in 2009 that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of common stock at prices substantially above market. On December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. To fulfill the conditions precedent to our Facility Agreement, in 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of our 5.0% Notes, which were subsequently converted into shares of common stock in 2013, purchased $11.4 million of our 8.00% Notes Issued in 2013, and loaned us $37.5 million to fund our debt service reserve account under the Facility Agreement. On May 20, 2013, we issued 8.00% Notes Issued in 2013 in exchange for 5.75% Notes. In connection with this exchange, we entered into the Consent Agreement, the Common Stock Purchase Agreement, and the Common Stock Purchase and Option Agreement. During 2013, Thermo and its affiliates funded a total of $65.0 million to us pursuant to the terms of these agreements.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 27,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Milpitas, California	USA	31,690	Satellite and Ground Control Center	Leased
Covington, Louisiana	USA	27,000	Corporate Office	Leased
Mississauga, Ontario	Canada	13,600	Canada Office	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Aussaguel	France	7,500	Satellite Control Center and Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Manaus	Brazil	1,900	Gateway	Owned
El Dorado Hills, California	USA	1,586	Satellite and Ground Control Center	Leased
Rio de Janeiro	Brazil	1,313	Brazil Office	Leased
Presidente Prudente	Brazil	1,300	Gateway	Owned
Dublin	Ireland	1,280	Europe Office	Leased
Panama City	Panama	1,100	GAT Office	Leased

Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of the administrative agent under our Facility Agreement for the benefit of the lenders thereunder. See "Management's Discussion and Analysis - Contractual Obligations and Commitments."

Item 3. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Note 8 to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Common Stock Information

Our common stock trades on the OTCQB under the symbol "GSAT." The following table sets forth the high and low closing prices for our common stock as reported for each fiscal quarter during the periods indicated.

Quarter Ended:	High	Low
March 31, 2012	$0.85	$0.53
June 30, 2012	$0.75	$0.25
September 30, 2012	$0.53	$0.25
December 31, 2012	$0.48	$0.26

March 31, 2013	$0.58	$0.30
June 30, 2013	$0.62	$0.27
September 30, 2013	$1.09	$0.58
December 31, 2013	$1.99	$1.15

As of February 28, 2014, there were 543,718,177 shares of our voting common stock outstanding, which were held by 121 holders of record.

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

	December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data (year ended):
Revenues	$82,711	$76,318	$72,827	$67,941	$64,279
Operating loss	(87,396)	(94,993)	(73,235)	(59,769)	(53,791)
Other income (expense)	(502,582)	(16,792)	18,202	(37,302)	(21,148)
Loss before income taxes	(589,978)	(111,785)	(55,033)	(97,071)	(74,939)
Net loss	(591,116)	(112,198)	(54,924)	(97,467)	(74,923)

Balance Sheet Data (end of period):
Cash and cash equivalents	17,408	11,792	9,951	33,017	67,881
Property and equipment, net	1,169,785	1,215,156	1,217,718	1,150,470	964,921
Total assets	1,372,608	1,403,775	1,420,405	1,386,808	1,266,640
Current maturities of long-term debt	4,046	655,874	-	-	2,259
Long-term debt, less current maturities	665,236	95,155	723,888	664,543	463,551
Stockholders’ equity	116,755	494,544	533,795	535,418	595,792

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to our Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition; property and equipment; income taxes; derivative instruments; inventory; allowance for doubtful accounts; pension plan; stock-based compensation; long-lived assets; and litigation, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication and data transmissions and one-way data transmissions between a mobile or fixed device and (ii) subscriber equipment revenue from the sale of Duplex two-way transmission products, SPOT consumer retail products, and Simplex one-way transmission products. Additionally, we generate revenue by providing engineering and support services to certain customers. We provide Duplex, SPOT and Simplex services directly to customers and indirectly through resellers and IGOs.

Duplex Service Revenue

For our Duplex customers and resellers, we recognize revenue for monthly access fees in the period we render services.  Access fees represent the minimum monthly charge for each line of service based on its associated rate plan. We also recognize revenue for airtime minutes in excess of the monthly access fees in the period such minutes are used. Under certain annual plans where customers prepay for a predetermined amount of minutes, we defer revenue until the minutes are used or the prepaid time period expires. Unused minutes accumulate until they expire, at which point we recognize revenue for any remaining unused minutes. For annual access fees charged for certain annual plans, we recognize revenue on a straight-line basis over the term of the plan.

We expense or charge credits granted to customers against revenue or deferred revenue upon issuance.

We expense certain subscriber acquisition costs, including such items as dealer commissions and internal sales commissions at the time of the related sale.

SPOT and Simplex Service Revenue

We sell SPOT and Simplex services as annual or multi-year plans and recognize revenue ratably over the service term or as service is used, beginning when the service is activated by the customer. We record amounts received in advance as deferred revenue.

IGO Service Revenue

We earn a portion of our revenues through the sale of airtime minutes or data packages on a wholesale basis to IGOs. We recognize revenue from services provided to IGOs based upon airtime minutes or data packages used by their customers and in accordance with contractual fee arrangements. If collection is uncertain, we recognize revenue when cash payment is received.

Equipment Revenue

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

We capitalize costs associated with the design, manufacture and test of our ground stations and other capital assets. We track capitalized costs associated with our ground stations and other capital assets by fixed asset category and allocate them to each asset as it comes into service.

We review the carrying value of our assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. We look to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If we determine that impairment exists, we calculate any related impairment loss based on fair value.

Income Taxes

 We use the asset and liability method of accounting for income taxes. This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. We recognize the effect of a change in tax rates as income or expense in the period that the rate is enacted.

We assess whether it is more likely than not that we will be able to realize some or all of our deferred tax assets. If we cannot determine that deferred tax assets are more likely than not recoverable, we are required to provide a valuation allowance against those assets. This assessment takes into account factors including: (a) the nature, frequency, and severity of current and cumulative financial reporting losses; (b) sources of estimated future taxable income; and (c) tax planning strategies.

Derivative Instruments

We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. We record recognized gains or losses on derivative instruments in the consolidated statements of operations.

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embody it and the expected means of settlement. We determine the fair value of our interest rate cap using pricing models developed based on the LIBOR rate and other observable market data. We adjust the value to reflect nonperformance risk of both the counterparty and us. There are various features embedded in our debt instruments that require bifurcation from the debt host. For the conversion options and the contingent put features in the Amended and Restated Thermo Loan, the 8.00% Notes Issued in 2009 and the 8.00% Notes Issued in 2013, we use the Monte Carlo valuation technique to determine fair value. For warrants issued with the 8.00% Notes Issued in 2009, we use the Monte Carlo valuation technique to determine fair value. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Inventory

Inventory consists of purchased products and accessories. We compute cost using the first-in, first-out (FIFO) method and state inventory transactions at the lower of cost or market. We measure inventory write-downs as the difference between the cost of inventory and market, record them as a cost of subscriber equipment sales - reduction in the value of inventory. At the point of any inventory write-downs to market, we establish a new, lower cost basis for that inventory, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

We review product sales and returns from the previous 12 months and future demand forecasts and write off any excess or obsolete inventory. We also assess inventory for obsolescence by testing finished goods to ensure they have been properly stored and maintained so that they will perform according to specifications. In addition, we assess the market for competing products to determine that the existing inventory will be competitive in the marketplace. We also record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory.

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

We determine discount rates annually based on our calculated average of rates of return of long-term corporate bonds. We based discount rates on Prudential’s yield curve index as of December 31, 2013. We based discount rates on Moody’s and Citigroup’s annualized yield curve index as of December 31, 2012. The discount rate used at the measurement date increased to 4.8% from 3.75% in 2012. A 100 basis point increase in our discount rate would reduce our benefit obligation by $1.8 million.

We determine expected long-term rates of return on plan assets based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities. The rate of return on plan assets remained consistent at 7.12% in 2013 and 2012. To determine the rates of return, we consider historical experience and expected future performance of plan assets.

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

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our earnings and cash flows. These key performance indicators include:

•	total revenue, which is an indicator of our overall business growth;
•	subscriber growth and churn rate, which are both indicators of the satisfaction of our customers;
•	average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our Duplex, Simplex, SPOT and IGO revenue;
•	operating income and adjusted EBITDA, which are both indicators of our financial performance; and
•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the years ended December 31, 2013 and 2012

Revenue:

Total revenue increased $6.4 million, or 8%, to $82.7 million during 2013 from $76.3 million in 2012. This increase was due primarily to a $7.2 million increase in service revenue offset by a $0.8 million decrease in revenue from subscriber equipment sales. The primary driver for the increase in service revenue was Duplex service revenue as we continue to see increases in new subscriber activations as a result of equipment sales over the past 12 months and subscribers moving to higher rate plans. Demand for our Duplex products and services has increased as we successfully completed the restoration of our second-generation constellation in August 2013 by placing our last second-generation satellite into commercial service. We also experienced increases in our SPOT and Simplex service lines due primarily to growth in both of the related subscriber bases. The decrease in equipment sales revenue was due primarily to higher demand for our Simplex and SPOT products in 2012 compared to 2013, offset partially by increased demand for our Duplex products in 2013.

The following table sets forth amounts and percentages of our revenue by type of service for 2013 and 2012 (dollars in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$22,788	28%	$18,438	24%
SPOT	27,902	34	25,227	33
Simplex	7,619	9	6,146	8
IGO	1,029	1	804	1
Other	5,306	6	6,853	9
Total Service Revenues	$64,644	78%	$57,468	75%

The following table sets forth amounts and percentages of our revenue from equipment sales for 2013 and 2012 (dollars in thousands).

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$6,565	8%	$3,447	5%
SPOT	4,546	6	5,196	7
Simplex	5,927	7	9,081	12
IGO	841	1	990	1
Other	188	-	136	-
Total Equipment Revenues	$18,067	22%	$18,850	25%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for 2013 and 2012. The following numbers are subject to immaterial rounding inherent in calculating averages.

	December 31,
	2013	2012

Average number of subscribers for the period (year ended):
Duplex	84,247	88,189
SPOT	231,488	221,911
Simplex	209,756	164,459
IGO	40,249	42,252

ARPU (monthly):
Duplex	$22.54	$17.42
SPOT	10.04	9.47
Simplex	3.03	3.11
IGO	2.13	1.59

Number of subscribers (end of period):
Duplex	84,163	84,330
SPOT	221,895	241,081
Simplex	231,353	188,158
IGO	39,351	41,146
Other	6,364	7,239
Total	583,126	561,954

 Other service revenue includes revenue generated from engineering services and third party sources, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Duplex service revenue increased 24% in 2013 from 2012. During 2012, we began a process to convert certain of our Duplex customers to higher rate plans commensurate with our improved service levels. This process resulted in churn among lower rate paying subscribers. However, this churn was offset by the transition of subscribers to higher rate plans and the addition of new subscribers at higher rate plans, resulting in increases to service revenue and ARPU. We have also experienced an increase in Duplex equipment units sold over the past 12 months, which has further contributed to the increase in Duplex service revenue as more customers are activating units on our network. We have worked over the past several years to improve our coverage, which was impacted by Duplex limitations in our first-generation satellites. However, as we completed our second-generation constellation in August 2013, Duplex service levels have improved. New pricing plans, which were introduced in March 2013, are driving increases in Duplex revenue even though some subscribers deactivate when we discontinue lower priced legacy plans.

SPOT service revenue increased 11% in 2013 from 2012. As previously stated, during the first quarter of 2013, we deactivated approximately 36,000 suspended subscribers. Suspended subscribers are subscribers who have activated their devices, have access to our network, but from which we recognize no service revenue while we are in the process of collecting payment of their fees.  Ending SPOT subscribers decreased 8% from December 31, 2012 to December 31, 2013. Excluding the suspended subscribers we deactivated in the first quarter of 2013 from our December 31, 2012 subscriber count, total SPOT subscribers increased 8% from December 31, 2012 to December 31, 2013. The total decrease in SPOT subscribers in 2013 due to these deactivations was offset by growth in our non-suspended SPOT subscriber base, which generated the increase in SPOT service revenue during 2013. Total suspended accounts included in our subscriber count were 7% and 19% as of December 31, 2013 and 2012, respectively.

Simplex service revenue increased 24% in 2013 from 2012 due to a 23% increase in our Simplex subscribers during 2013. Throughout 2012, we experienced high demand for our Simplex products, resulting in increased subscriber activations in 2012 and 2013, thus generating additional Simplex service revenue recognized in 2013. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer.

Other service revenue decreased $1.5 million, or 23%, in 2013 from 2012. This decrease was due primarily to decreases in our engineering service revenue and third party revenue. $0.7 million, or 43%, of this total decrease in other service revenue was due to the timing and lower amount of engineering service revenue recognized in 2012 compared to 2013, which was driven by the contracts in place during the respective periods. The decrease in other service revenue was also driven by a decrease in third party revenue. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers which we re-sold to certain of our loyal subscribers. This revenue is recorded in other service revenue as third party revenue. As our coverage is now fully restored, we have begun to transition these subscribers to our network, which has contributed to the increase in our Duplex service revenue. As third party revenue decreases, other service revenue will also decrease and Duplex revenue will increase. The decrease in third party revenue represented approximately $0.7 million, or 44%, of the total decrease in other service revenue.

Equipment Revenue

Revenue from Duplex equipment sales increased over 90% in 2013 from 2012. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products. As previously discussed, we introduced SPOT Global Phone in the second quarter of 2013; this product contributed approximately 57% of the total increase in equipment units sold during 2013.

Revenue from SPOT equipment sales decreased 13% in 2013 from 2012. As previously discussed, we experienced higher demand for our SPOT2 in 2012 due to a few large volume sales to certain customers throughout 2012 and particularly in the second quarter of 2012; this demand did not recur at the same levels in 2013 as sales of our SPOT2 slowed in our reseller channel due to the anticipation of the release of SPOT Gen3. This decrease was offset in part by the introduction of SPOT Gen3 in the third quarter of 2013. The decrease in SPOT equipment sales was also reduced by the introduction of SPOT Trace in the fourth quarter of 2013.

Revenue from Simplex equipment sales decreased 35% in 2013 from 2012. We continue to experience demand for our commercial applications for M2M asset monitoring and tracking, however, revenue related to these products decreased in 2013 from 2012 due to the mix of products sold during 2013 as well as higher demand for products in 2012.

Operating Expenses:

Total operating expenses decreased $1.2 million, or less than 1%, to $170.1 million in 2013 from $171.3 million in 2012. The fluctuation in operating expenses year over year is due to various one-time items in 2012. During 2012, we recognized a $22.0 million termination charge related to the settlement with Thales regarding the construction of Phase 3 satellites, as well as the recognition of a loss of approximately $7.1 million related to an adjustment made to the carrying value of our first-generation constellation. These items did not recur in 2013. Excluding these one-time items, operating expenses increased $27.9 million, or 20%, in 2013 from 2012, due primarily to an increase in depreciation expense of $20.8 million.

The increase in operating expenses, excluding one-time items discussed above, during 2013 from 2012 was driven primarily by the $20.8 million increase in non-cash depreciation expense as a result of additional second-generation satellites coming into service throughout the fourth quarter of 2012 and the first eight months of 2013 with our final second-generation satellite was placed into service in August 2013. This increase was also due to higher expense recorded related to the reduction in the value of equipment, discussed further below.

Cost of Services

Cost of services increased $0.1 million, or less than 1%, to $30.2 million in 2013 from $30.1 million in 2012. Cost of services comprises primarily network operating costs, which are generally fixed in nature. The slight increase in cost of services was due primarily to higher salaries and other expense categories as we expand and repair our gateway infrastructure as well as timing of costs incurred related to our engineering service contracts in the current and prior year. We also experienced an increase in research and development costs in 2013 as we continue to develop and launch new products to support our growing commercial and retail channels. These increases were offset slightly by additional cost savings experienced as a result of our increased focus on monitoring telecommunication service expenses.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.3 million, or 3%, to $13.6 million in 2013 from $13.3 million in 2012. The fluctuations in cost of subscriber equipment sales are due primarily to the mix and volume of products sold during the respective years.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Cost of subscriber equipment sales - reduction in the value of inventory was $5.8 million in 2013 compared to $1.4 million in 2012. During 2013, we recorded an inventory reserve of $5.8 million related primarily to certain Duplex accessories, including car kit bases. We recognized these charges after assessing our inventory quantities, forecasted equipment sales and prices, and attachment rates for our accessories. This evaluation showed that there was an excess of certain Duplex accessories included in inventory on hand. During 2012, we recorded an inventory reserve of $1.0 million related to component parts that will not be utilized in the manufacturing or production of current or future products.

Marketing, general and administrative

Marketing, general and administrative expenses increased $2.4 million, or 9%, to $29.9 million in 2013 from $27.5 million in 2012. As disclosed in Note 14 to our Consolidated Financial Statements, we incurred additional compensation cost of approximately $0.8 million, $0.6 million of this $0.8 million was additional compensation cost resulting from the modification and subsequent vesting of our market based stock options during the third quarter of 2013. This additional compensation cost represented approximately 34% of the total increase in marketing, general and administrative expenses in 2013. The remaining increase was due to strategic investments made for our sales and marketing initiatives and higher bad debt expense as our accounts receivable balance increased. These increases were offset partially by higher legal fees incurred in 2012 related to the 2012 Thales arbitration as well as the write off of deferred financing costs in the third quarter of 2012; these items did not recur in 2013.

Reduction in the Value of Long-Lived Assets

We did not reduce the value of long-lived assets in 2013 compared to a $7.2 million reduction in 2012. During the second quarter of 2012, we recorded a loss of $7.1 million related to an adjustment made to the carrying value of our first-generation constellation. See Note 7 to our Consolidated Financial Statements for further discussion. This did not recur in 2013.

Contract Termination Charge

During the second quarter of 2012, we recorded a contract termination charge of €17.5 million. This charge resulted from the agreement between us and Thales regarding the termination charge related to the construction of Phase 3 second-generation satellites. See Note 8 to our Consolidated Financial Statements for further discussion. This charge did not recur in 2013.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $20.8 million, or 30%, to $90.6 million in 2013 compared to $69.8 million in 2012. This increase relates primarily to additional depreciation expense for the second-generation satellites placed into service during the fourth quarter of 2012 and the first eight months of 2013 with our last second-generation satellite placed into service in August 2013.

Other Income (Expense):

Loss on Extinguishment of Debt

In May 2013 we entered into the Exchange Agreement (as defined later) with the holders of approximately 91.5% of our outstanding 5.75% Notes. The Exchanging Note Holders (as defined later) received a combination of cash, shares of our common stock and 8.00% Notes Issued in 2013. We redeemed the remaining 5.75% Notes for cash in an amount equal to their outstanding principal amount. As a result of the exchange and redemption, we recorded a loss on extinguishment of debt of approximately $47.2 million in the second quarter of 2013, representing the difference between the net carrying amount of the old 5.75% Notes and the fair value of consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both Exchanging and non-Exchanging Note Holders, equity issued to the Exchanging Note Holders and fees incurred in connection with the exchange). Approximately 12.9% of the outstanding principal amount of 8.00% Notes Issued in 2013 was converted into shares of our common stock on July 19, 2013. As a result of this conversion, we recorded a gain on extinguishment of debt of approximately $2.5 million in the third quarter of 2013, which represented the difference between the reacquisition price and net carrying amount of the debt related to this conversion. In the fourth quarter of 2013, additional 8.00% Notes Issued in 2013 were converted, resulting in our recognizing an additional gain on extinguishment of debt of approximately $1.7 million.

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

Loss on Equity Issuance

In May 2013, we entered into a Common Stock Purchase Agreement with Thermo. As a result of issuing stock under the Common Stock Purchase agreement with Thermo, we recognized a loss on the sale of shares of $14.0 million during the second quarter of 2013, representing the difference between the sale price of our common stock sold to Thermo and its fair value on the date of each sale (measured as the closing stock price on the date of each sale).

In October 2013, we entered into a Common Stock Purchase and Option Agreement with Thermo. As a result of issuing stock under the Common Stock Purchase and Option Agreement, we recognized a loss on the sale of these shares to Thermo of approximately $2.4 million during the third quarter of 2013, representing the difference between the sale price and the fair value of our common stock (measured as the closing stock price on the date of each sale).

In July 2013, a holder of our 5.0% Warrants exercised warrants in a net share exercise. The fair value of the common stock issued with respect to this exercise was recorded as a loss on shares issued of $0.3 million, representing the fair value of the stock on the date the warrant was exercised.

Interest Income and Expense

Interest income and expense, net, increased by $46.3 million to $67.8 million in 2013 from $21.5 million in 2012. During 2013 all of our 5.0% Notes were converted into shares of our common stock. The total expense recorded in 2013 as a result of these conversions was $29.3 million. We recorded a beneficial conversion feature in connection with the issuance of the 5.0% Notes; when an instrument with a beneficial conversion feature is converted prior to the full accretion of the debt discounts, the unamortized discounts are recorded as interest expense. See Note 3 to our Consolidated Financial Statements for further discussion. Similar charges did not occur in 2012.

The increase in interest expense was due also to a reduction in our capitalized interest due to the decline in our construction in progress balance. As we place satellites into service, our construction in progress balance related to our second-generation satellites decreases, which reduces the amount of interest we can capitalize under GAAP. As a result of this decrease in our construction in progress balance, we recorded approximately $28.2 million in interest expense during 2013 compared to $17.1 million in 2012.

Derivative Gain (Loss)

Derivative losses increased by $313.0 million to a loss of $306.0 million in 2013 compared to a gain of $7.0 million in 2012. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. These fluctuations are due primarily to changes in our stock price as well as other inputs used in our valuation models. Our stock price increased over 400% from December 31, 2012 to December 31, 2013; this increase in stock price is one of the most significant drivers for the change in value of these derivative instruments.

Other

Other income (expense) fluctuated by $0.7 million to an expense of $3.0 million in 2013 from an expense of $2.3 million in 2012. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods. In February 2013, the Venezuelan government devalued its currency. As a result of this devaluation, we recorded a foreign currency gain of approximately $0.8 million during the first quarter of 2013. This devaluation did not have a material impact on our operations. This gain was offset by a $1.0 million loss recorded as a result of issuing stock to Hughes in the fourth quarter of 2013 (see Note 7 to the Consolidated Financial Statements for further discussion); a $0.6 million loss related to an equity method investment; and other foreign currency losses recognized during 2013.

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

The following table sets forth amounts and percentages of our revenue by type of service for 2012 and 2011 (dollars in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$18,438	24%	$19,778	27%
SPOT	25,227	33	19,753	27
Simplex	6,146	8	5,495	8
IGO	804	1	1,533	2
Other	6,853	9	8,838	12
Total Service Revenues	$57,468	75%	$55,397	76%

The following table sets forth amounts and percentages of our revenue for equipment sales for 2012 and 2011 (dollars in thousands).

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$3,447	5%	$2,607	3%
SPOT	5,196	7	7,968	11
Simplex	9,081	12	6,431	9
IGO	990	1	1,128	1
Other	136	-	(704)	-
Total Equipment Revenues	$18,850	25%	$17,430	24%

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

 Other service revenue includes revenue generated from engineering services, third party sources and our former Open Range partnership, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

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

Equipment Revenue

Duplex equipment sales increased by approximately 32% in 2012. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products. As these units are activated, we expect to see increases in the related Duplex service in the future. As we place into service the remaining second-generation satellites that we launched in February 2013, our two-way communication reliability will continue to improve, and we expect Duplex equipment revenue to increase.

 Our inventory and advances for inventory balances were $42.2 million and $9.2 million, respectively, as of December 31, 2012, compared with subscriber equipment sales of $18.9 million for 2012. A significant portion of our inventory consists of Duplex products which are designed to operate with both our first-generation and our second-generation satellites. Our advances for inventory relate to our commitment with Qualcomm to purchase additional Duplex products. In May 2008, we entered into an agreement with Hughes under which Hughes will design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be used in various next-generation Globalstar devices.

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

SPOT equipment sales decreased approximately 35% in 2012. The decrease relates primarily to higher sales of certain new SPOT consumer retail products which were released in early 2011 which did not recur in 2012. We anticipate introducing additional SPOT products during 2013 that we expect will further drive sales, subscriber and revenue growth.

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

Cost of Services

Cost of services decreased $7.8 million, or approximately 21%, to $30.1 million from $37.9 million in 2011. Cost of services is comprised primarily of network operating costs, which are generally fixed in nature. The decrease during the year was due primarily to implementation of our plans to lower costs by monitoring operating expenses and streamlining operations.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $1.4 million, or approximately 11%, to $13.3 million from $11.9 million in 2011. These increases were due primarily to increases in equipment revenue of 8% for 2012 from 2011. These increases were offset slightly by lower manufacturing costs for our SPOT and Simplex products.

Marketing, general and administrative

Marketing, general and administrative expenses decreased $6.3 million, or approximately 19%, to $27.5 million from $33.8 million in 2011. This decrease was due primarily to higher legal fees incurred during 2011 related to the arbitration with Thales, and our recording a provision for contingent payroll reimbursements as a result of our relocation agreement with the State of Louisiana during 2011. We also experienced decreases across all expense categories due to improvements in our cost structure from monitoring operating costs and streamlining operations.

Contract Termination Charge

During the second quarter of 2012, we recorded a contract termination charge of €17.5 million. This charge related to the agreement between us and Thales regarding construction of additional second-generation satellites. See Note 8 to our Consolidated Financial Statements for further discussion.

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

Reduction in the Value of Long-Lived Assets

Reduction in the value of long-lived assets was $7.2 million during 2012 and $3.6 million during 2011. During the second quarter of 2012, we recorded a loss of $7.1 million related to an adjustment made to the carrying value of our first-generation constellation. See Note 7 to our Consolidated Financial Statements for further discussion. During 2011, we recorded an impairment charge of $3.0 million related to intangible assets, equipment, and capitalized software costs as a result of discontinuing the sale of certain products resulting from our strategic decision to focus on our core products and curtail substantially all on-going product development activities.

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

Liquidity and Capital Resources

Our principal liquidity requirements include paying remaining amounts outstanding related to the deployment of our second-generation constellation, making improvements to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations and funds available under the equity line agreement with Terrapin. We also have funds available under the Consent Agreement and the Common Stock Purchase and Option Agreement with Thermo. See below for further discussion. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and may be used to pay the final principal and interest payments under the Facility Agreement.

Cash Flows for the years ended December 31, 2013, 2012 and 2011

The following table shows our cash flows from operating, investing and financing activities for 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2013	2012	2011
Net cash provided by (used in) operating activities	$(6,462)	$6,874	$(5,503)
Net cash used in investing activities	(37,119)	(58,010)	(99,419)
Net cash provided by financing activities	48,972	52,386	82,638
Effect of exchange rate changes on cash	225	591	(782)
Net increase (decrease) in cash and cash equivalents	$5,616	$1,841	$(23,066)

Cash Flows Used in Operating Activities

Net cash used in operating activities during 2013 was $6.5 million compared to net cash provided by operating activities during 2012 of $6.9 million. During 2013, we used cash from operating activities to decrease certain accounts payable and accrued liabilities. Compared to the same period in 2012, net cash provided by (used in) operating activities fluctuated by $13.3 million, which was due primarily to a $6.0 million refund received in the third quarter of 2012 related to the termination of a contingent agreement with a potential vendor for services related to our second-generation constellation.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was $37.1 million during 2013 compared to $58.0 million during 2012. The decrease in cash used in investing activities of $20.9 million was due primarily to a fluctuation in our restricted cash balance as well as a decrease in costs related to our second-generation constellation and ground upgrades. During 2013, we drew $8.8 million of excess funds held in our debt service reserve account to pay launch related expenses. The decrease in cash used in investing activities was also due to decreased payments related to the construction of our second-generation satellites as they were deployed fully by August 2013. We expect to continue to incur capital expenditures throughout 2014 and in future years relating to capital expenditures to upgrade our gateways and other ground facilities.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $49.0 million in 2013 compared to $52.4 million in 2012. The fluctuation in cash provided by financing activities during 2013 was due primarily to transactions related to our debt instruments and equity commitments. In May 2013, we exchanged our 5.75% Notes for new 8.00% Notes Issued in 2013. In connection with this exchange, we paid $20.0 million in cash as a reduction of principal outstanding. We also received $65.0 million in equity from Thermo pursuant to the Consent Agreement and the Common Stock Purchase and Option Agreement. We also made payments for financing costs associated with this exchange and the amendment and restatement of our Facility Agreement in August 2013. See Note 3 to our Consolidated Financial Statements for further discussion.

During the third quarter of 2013, we drew the remaining amount under our Facility Agreement and the interest earned from amounts held in our contingent equity account. The total drawn from these accounts totaled $1.7 million whereas we drew $53.2 million from these accounts during 2012.

We also received cash for the issuance of shares through warrants exercised, funds received from shares issued to Terrapin and the cancellation of our 2008 Share Lending Agreement. As a result of these transactions, we received $21.4 million.

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

Cash Position and Indebtedness

As of December 31, 2013, we held cash and cash equivalents of $17.4 million, and $24.0 million was available under the equity line agreement with Terrapin. We also have funds available under the Consent Agreement and the Common Stock Purchase and Option Agreement. Thermo’s remaining commitment under the Consent Agreement is $5.0 million. This commitment will be reduced to the extent that we exercise our option to require Thermo to purchase up to $11.5 million of our common stock under the Common Stock Purchase and Option Agreement. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and may be used to pay the final principal and interest payments under the Facility Agreement.

As of December 31, 2012, cash and cash equivalents were $11.8 million; cash available under our Facility Agreement was $0.7 million; interest earned on funds previously held in our contingent equity account was $1.1 million, and excess funds held in our debt service reserve account was $8.9 million.

The carrying amount of our current and long-term debt outstanding was $4.0 million and $665.2 million, respectively, at December 31, 2013, compared to $655.9 million and $95.1 million, respectively, at December 31, 2012. The fluctuations in our debt balances from December 31, 2012 to December 31, 2013 are due primarily to the restructuring of our Facility Agreement in August 2013, which cured all of the then existing events of default. As a result of certain events of default then existing under our Facility Agreement, GAAP required us to show the amounts outstanding as current on our December 31, 2012 balance sheet. The fluctuations in our debt balances from December 31, 2012 to December 31, 2013 are also due to the exchange and redemption of our 5.75% Notes in May 2013. As the first put date of the 5.75% Notes was April 1, 2013, we classified these notes as current debt on our December 31, 2012 consolidated balance sheet. As a result of our exchanging these Notes for 8.00% Notes Issued in 2013, cash and common stock, we have classified the new notes as noncurrent on our December 31, 2013 consolidated balance sheet. The current portion of long-term debt outstanding at December 31, 2013 represents the first principal payment under our Facility Agreement, currently scheduled for December 2014. See Note 3 to the Consolidated Financial Statements for further discussion.

Facility Agreement

 We have a $586.3 million senior secured credit facility agreement (the “Facility Agreement”) that, as described below, was amended and restated effective in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating LIBOR rate plus a margin of 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of us and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Facility Agreement contains customary events of default and requires that we satisfy various financial and nonfinancial covenants. We were in compliance with all covenants as of December 31, 2013.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of December 31, 2013, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

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

As a result of the Thales arbitration ruling and the settlement agreements reached with Thales in 2012 related to the arbitration ruling, the lenders concluded that events of default occurred under the Facility Agreement. We were also in default of certain other financial and nonfinancial covenants, including, but not limited to, lack of payment of principal in June 2013 in accordance with the terms of the Facility Agreement, required minimum funding of our debt service account and in-orbit acceptance of all of our second-generation satellites by April 2013. At June 30, 2013, the borrowings were shown as current on our consolidated balance sheet in accordance with applicable accounting rules.

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

Due to delays in launching our second-generation constellation, we projected that we might not be in compliance with certain financial and nonfinancial covenants specified in the Facility Agreement during the next 12 months.  Projected noncompliance with covenants included, but was not limited to, minimum consolidated adjusted EBITDA, minimum debt service coverage ratio and minimum net debt to adjusted consolidated EBITDA. If we could not obtain either a waiver or an amendment, any of these failures to comply would have represented an additional event of default. An event of default under the Facility Agreement would have permitted the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would have permitted acceleration of our obligations under other indebtedness that contains cross-acceleration provisions. These events of default were waived or cured in connection with the amendment and restatement of the Facility Agreement.

Amended and Restated Facility Agreement

On July 31, 2013, we entered into the GARA with Thermo, our domestic subsidiaries (the “Subsidiary Guarantors”), the Lenders and BNP Paribas as the security agent and COFACE Agent, providing for the amendment and restatement of our Facility Agreement and certain related credit documents. The GARA became effective on August 22, 2013 and, among other things, waived all of our existing defaults under the Facility Agreement and restructured the financial covenants.

The Facility Agreement requires that:

•	For the period July 1, 2013 through December 31, 2013, we will not exceed maximum capital expenditures of $34.4 million, $42.3 million for the full year 2014, $18.8 million for the full year 2015, $13.2 million for the full year 2016 and $15.0 million for each year thereafter. Pursuant to the terms of the Facility Agreement, if, in any relevant period, the capital expenditures are less than the permitted amount for that relevant period, a permitted excess amount may be added to the maximum amount of capital expenditures in the next period;

•	We maintain at all times a minimum liquidity balance of $4.0 million;

•	We achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement):

Period	Minimum Amount
7/1/13-12/31/13	$5.5 million
1/1/14-6/30/14	$9.9 million
7/1/14-12/31/14	$14.1 million
1/1/15-6/30/15	$17.0 million
7/1/15-12/31/15	$23.5 million

•	Beginning in July 2013, we maintain a minimum debt service coverage ratio of 1.00:1; and

•	Beginning with the twelve month period ended December 31, 2013, we maintain a maximum net debt to adjusted consolidated EBITDA ratio of 62.00:1, gradually decreasing to 2.50:1 through 2022.

 See Note 3 to our Consolidated Financial Statements for further discussion of the Facility Agreement and other debt.

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

In accordance with the terms of the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement discussed below, as of December 31, 2013, Thermo has contributed a total of $65.0 million to us in exchange for 171.9 million shares of our nonvoting common stock. As of December 31, 2013, an additional $15.0 million had been contributed to us through warrant exercises and other equity issuances, reducing Thermos’s remaining commitment to $5.0 million.

The Common Stock Purchase Agreement

 On May 20, 2013, we entered into a Common Stock Purchase Agreement with Thermo to price certain equity purchases made by Thermo pursuant to the Consent Agreement. Pursuant to the Consent Agreement, Thermo purchased 78,125,000 shares of our common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of our common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain our consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, at the closing of the exchange transaction, Thermo purchased an additional 15,625,000 shares of our common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28,125,000 shares of our common stock for an aggregate purchase price of $9.0 million. In total, during the second quarter of 2013, Thermo purchased in total approximately 121.9 million shares of our common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million.

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

 The Common Stock Purchase and Option Agreement

On October 14, 2013, we entered into a Common Stock Purchase and Option Agreement with Thermo to price certain previously made and anticipated equity purchases made by Thermo pursuant to the Consent Agreement. Pursuant to the terms of the Common Stock Purchase and Option Agreement, Thermo agreed to purchase 11,538,461 shares of our non-voting common stock at a purchase price of $0.52 per share in exchange for the $6.0 million invested in July and an additional 12,500,000 shares of our common stock in exchange for the $6.5 million funded in August 2013. During the third quarter of 2013, Thermo purchased approximately 24.0 million shares of our common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million.

The Common Stock Purchase and Option Agreement also granted us a First Option and a Second Option, as defined in the agreement, whereby we could require Thermo to purchase $13.5 million at a fixed price regardless of the Company’s underlying stock price when such stock was purchased and an additional $11.5 million of nonvoting common stock, as and when requested to do so by the special committee through November 28, 2013 and December 31, 2013, respectively. The First Option provided we could sell up to $13.5 million in shares to Thermo at a purchase price of $0.52 per share. The Second Option provided we could sell up to $11.5 million in shares to Thermo at a price equal to 85% of the average closing price of our voting common stock during the ten trading days immediately preceding the date of the special committee’s notice of exercise of the option. In November 2013, the special committee and Thermo amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014.

In November 2013, we exercised the First Option, pursuant to which on December 27, 2013 we sold Thermo 26.0 million shares of our common stock for a total purchase price of $13.5 million.

The terms of the Common Stock Purchase and Option Agreement were approved by a special committee of our board of directors consisting solely of our unaffiliated directors. The Committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase and Option Agreement were fair to and in the best interests of us and our shareholders.

See Note 3 to our Consolidated Financial Statements for further discussion of the Consent Agreement and the Common Stock Purchase and Option Agreement.

Terrapin Common Stock Purchase Agreement

On December 28, 2012 we entered into a Common Stock Purchase Agreement with Terrapin pursuant to which we may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term following the effective date of a resale registration statement, which became effective on August 2, 2013. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term, and in our sole discretion, we may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock. We will not sell Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of our then issued and outstanding shares of voting common stock.

Since entering into this agreement, Terrapin has purchased a total of 6.1 million shares of voting common stock at a purchase price of $6.0 million.

See Note 3 to our Consolidated Financial Statements for further discussion of the Terrapin agreement.

Capital Expenditures

We have entered into various contractual agreements related to the procurement and deployment of our second-generation network, as summarized below. The discussion below is based on our current contractual obligations to these contractors.

Second-Generation Satellites

We have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. We have also incurred additional costs for certain related services, of which a portion are still owed to Thales. Discussions between us and Thales are ongoing regarding the remaining amounts owed by both parties under the contracts. These amounts are included in “Other Capital Expenditures and Capitalized Labor” in the table below.

We have a contract with Arianespace for the launch of these second-generation satellites and certain pre and post-launch services. We have also incurred additional obligations to Arianespace for launch delays. These amounts are included in “Other Capital Expenditures and Capitalized Labor” in the table below.

The amount of capital expenditures incurred as of December 31, 2013 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through December 31,	Estimated Future Payments
Capital Expenditures	2013	2014	2015	Thereafter	Total
Thales Second-Generation Satellites	$622,690	-	$-	$-	$622,690
Arianespace Launch Services	216,000	-	-	-	216,000
Launch Insurance	39,903	-	-	-	39,903
Other Capital Expenditures and Capitalized Labor	53,533	6,936	-	-	60,469
Total	$932,126	$6,936	$-	$-	$939,062

As of December 31, 2013, we had recorded $6.9 million of these capital expenditures in accounts payable.

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be used in various next-generation Globalstar devices. The parties have subsequently amended this agreement to revise certain payment milestones and add features.

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

The following table presents the amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs (in thousands):

	Payments through December 31,	Estimated Future Payments
Capital Expenditures	2013	2014	2015	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$82,400	$8,377	$10,598	$-	$101,375
Ericsson ground network	6,049	9,211	13,431	-	28,691
Other Capital Expenditures	1,181	402	-	-	1,583
Total	$89,630	$17,990	$24,029	$-	$131,649

As of December 31, 2013, we had recorded $0.7 million of these capital expenditures in accounts payable.

In August 2013, we entered into an agreement with Hughes which specified a payment schedule for approximately $15.8 million of deferred amounts outstanding at the time of the agreement. Under the terms of the agreement, we were also required to pay interest of approximately $4.9 million in January 2014 for amounts accrued at a rate of 10% on previously deferred balances. Upon our payment of all previously deferred amounts, interest and an advance payment of $4.3 million for the next milestone pursuant to the terms of the contract, Hughes will restart work. Under the terms of the agreement, Hughes had the option to receive all or any portion of the deferred payments and accrued interest in our common stock. If Hughes chose to receive any payment in stock, shares would be provided at a 7% discount based upon a trailing volume weighted average price calculation. Since August 2013, we have paid Hughes approximately $10.8 million in cash, and Hughes has elected to receive payment in the form of shares of our common stock for approximately $14.4 million of certain milestone payments and accrued interest. In valuing our obligation to issue discounted shares to Hughes, we recorded a loss of approximately $1.0 million in our statement of operations for the year ended December 31, 2013.

In December 2013, we amended our contract with Hughes to extend the schedule of the program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

In September 2013, we entered into an agreement with Ericsson which deferred to November 2013 approximately $2.3 million in milestone payments scheduled under the core contract, provided we made one payment of $1.6 million, which offsets the total deferred amount, in September 2013. We made this $1.6 million payment. The remaining milestone payments previously due under the contract were deferred to 2014 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of December 31, 2013, we had recorded $0.7 million in accounts payable, excluding interest, related to these required payments and had incurred and capitalized $6.8 million of costs related to this contract. We record the costs as an asset in property and equipment. We are currently negotiating a revised milestone schedule which will include the remaining $0.7 million outstanding as of December 31, 2013. If we are unable to agree on revised technical requirements and pricing for certain contract deliverables with Ericsson, the contract may be terminated without liability to either party upon our payment of the outstanding $0.7 million deferred amount plus associated interest. We may, however, be required to record an impairment charge. If the contract is terminated for convenience, we must make a final payment of $10.0 million in either cash or shares of our common stock at our election.  If we elect to make payment in shares of our common stock, Ericsson will have the option either to accept the shares of common stock or instruct us to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

Contractual Obligations and Commitments

Contractual obligations at December 31, 2013 are as follows (in thousands):

Contractual Obligations:	2014	2015	2016	2017	2018	Thereafter	Total
Debt obligations (1)	$4,046	$6,450	$32,835	$75,755	$129,935	$688,948	$937,969
Interest on long-term debt (2)	21,381	21,264	20,914	21,160	19,026	42,654	146,399
Purchase obligations (3), (4), (5)	24,926	24,029	-	-	-	-	48,955
Contract termination charge (6)	24,133	-	-	-	-	-	24,133
Operating lease obligations	1,216	1,157	1,104	1,097	1,030	650	6,254
Pension obligations	981	967	956	946	955	4,961	9,766
Liability for contingent consideration (7)	1,626	-	-	-	-	-	1,626
Total	$78,309	$53,867	$55,809	$98,958	$150,946	$737,213	$1,175,102

(1)	Amounts include payment in kind interest (“PIK”), which is shown as due in the year the underlying debt is due.

The maturity date of the 8.00% Convertible Senior Notes Issued in 2013 (the “8.00% Notes Issued in 2013”) is April 1, 2028; however the holders of these Notes can require us to purchase any or all of the Notes at par in cash on April 1, 2018. For purposes of this schedule, these Notes are shown as due in 2018 as a result of this put option. Pursuant to the terms of the Indenture for the 8.00% Notes issued in 2013, a holder may elect to convert up to 15% of the Notes on March 20, 2014. If a holder elects to convert on that date it will receive, at our option, either cash equal to the par value of the Notes being converted plus accrued interest (provided that, under the Facility Agreement, we may pay cash only with the consent of the Majority Lenders) or shares of our common stock equal to the principal amount of Notes being converted plus accrued interest divided by the lower of the average price of our common stock in a specified period and $0.50. The table above does not consider potential conversion as we cannot predict the amount, if any, of the notes that may be converted.

See Note 3 to our Consolidated Financial Statements for further discussion.

(2)	Amounts include projected interest payments to be made in cash. Approximately $586.3 million of our debt bears interest at a floating rate and, accordingly, we estimated our interest costs in future periods. Amounts also include projected cash interest to be paid on the 8.00% Notes Issued in 2013 through the first put date of April 1, 2018.

(3)	We have purchase commitments with Thales, Arianespace, Ericsson, Hughes and other vendors related to the procurement and deployment of our second-generation network. Amounts in the table above exclude estimated accrued interest of approximately $0.4 million at December 31, 2013 on amounts owed to Ericsson on amounts previously due under the agreement.

See Note 7 to our Consolidated Financial Statements for further discussion of our contractual obligations.

(4)	We have converted the remaining purchase obligations for our second-generation satellites and other launch costs to U.S. dollars using the exchange rate in effect at December 31, 2013.

(5)	Amounts based on when cash payment is scheduled to be made.

(6)	In June 2012, we settled our prior commercial disputes with Thales, including those disputes that were the subject of an arbitration award, for €17,530,000. This amount represented one-third of the termination charges awarded to Thales in the arbitration. The payment is due on the later of the effective date of the new contract for the purchase of additional second-generation satellites and the occurrence of the effective date of the financing for the purchase of these satellites and the first draw from the financing. We included this amount in 2014 above, although the timing of any payment is indefinite and undeterminable. For purposes of the table above, we converted the termination charge to U.S. dollars using the exchange rate in effect at December 31, 2013. See Note 8 to our Consolidated Financial Statements for further discussion.

(7)	In connection with our acquisition of Axonn in 2009, we are obligated to pay contingent consideration in stock for earnouts based on sales of existing and new products over a five-year earnout period ending December 31, 2014. Amounts above are an estimate of the future liability based on projected 2014 sales of certain products.

Liquidity

We have developed a plan to improve operations, maintain our second-generation constellation, and continue to upgrade our next-generation ground infrastructure. We must execute our business plan, which assumes the funding of the financial arrangements with Thermo and Terrapin. Uncertainties remain related to the impact and timing of these items. If the resolution of these uncertainties materially and negatively impacts cash and liquidity, our ability to continue to execute our business plans will be adversely affected. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions.

Satisfying our principal long-term liquidity needs depends upon maintaining service coverage levels and continuing to make improvements to our ground infrastructure, funding our working capital and cash operating needs, including any growth in our business, and funding repayment of our indebtedness, both principal and interest, when due. We expect sources of long-term liquidity to include the exercise of warrants and other additional debt and equity financings which have not yet been arranged. We cannot assure you that we can obtain sufficient additional financing on acceptable terms, if at all. We also expect cash flows from operations to be a source of long-term liquidity now that we have fully deployed our second-generation satellite constellation. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and can be used to pay the final principal and interest payments under the Facility Agreement. We are not in a position to estimate when, or if, these longer-term plans will be completed and the effect this will have on our performance and liquidity.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting guidance and the expected impact that the guidance could have on our Consolidated Financial Statements, see Note 1 to our Consolidated Financial Statements - Summary of Significant Accounting Policies.

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

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," we have entered into a contract with Thales for the construction of low earth orbit satellites for our second-generation satellite constellation and related launch and support services. A substantial majority of the payments under the Thales agreements are denominated in Euros.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Globalstar, Inc.

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (“Globalstar”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Globalstar’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globalstar’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's report. Globalstar’s internal controls over the valuation of non-cash derivative liabilities did not operate with sufficient precision to prevent or detect a material misstatement in the models prepared by a third-party valuation service organization. One out of the four derivative valuations had a computational error that was not detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the material weakness described above, Globalstar has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Oak Brook, Illinois

March 10, 2014

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$17,408	$11,792
Restricted cash	-	46,777
Accounts receivable, net of allowance of $7,419 and $6,667, respectively	15,723	13,944
Inventory	31,817	42,181
Advances for inventory	9,359	-
Deferred financing costs	-	34,622
Prepaid expenses and other current assets	7,059	5,233
Total current assets	81,366	154,549
Property and equipment, net	1,169,785	1,215,156
Restricted cash	37,918	-
Deferred financing costs	76,436	16,883
Advances for inventory	-	9,158
Intangible and other assets, net	7,103	8,029
Total assets	$1,372,608	$1,403,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,046	$655,874
Accounts payable, including contractor payables of $7,665 and $27,747, respectively	14,627	35,685
Accrued contract termination charge	24,133	23,166
Accrued expenses	22,700	28,164
Payables to affiliates	202	230
Derivative liabilities	57,048	-
Deferred revenue	17,284	18,041
Total current liabilities	140,040	761,160
Long-term debt, less current portion	665,236	95,155
Employee benefit obligations	3,529	7,221
Derivative liabilities	405,478	25,175
Deferred revenue	7,079	4,640
Debt restructuring fees	20,795	-
Other non-current liabilities	13,696	15,880
Total non-current liabilities	1,115,813	148,071

Commitments and contingent liabilities (Notes 7 and 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2013 and 2012:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2013 and 2012	-	-
Voting Common Stock of $0.0001 par value; 1,200,000,000 and 865,000,000 shares authorized; 535,883,461 and 354,085,753 shares issued and outstanding at December 31, 2013 and 2012, respectively	54	35
Nonvoting Common Stock of $0.0001 par value; 400,000,000 and 135,000,000 shares authorized; 309,008,656 and 135,000,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	31	14
Additional paid-in capital	1,074,837	864,175
Accumulated other comprehensive income (loss)	871	(1,758)
Retained deficit	(959,038)	(367,922)
Total stockholders’ equity	116,755	494,544
Total liabilities and stockholders’ equity	$1,372,608	$1,403,775

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Service revenues	$64,644	$57,468	$55,397
Subscriber equipment sales	18,067	18,850	17,430
Total revenue	82,711	76,318	72,827
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	30,210	30,071	37,863
Cost of subscriber equipment sales	13,623	13,280	11,927
Cost of subscriber equipment sales - reduction in the value of inventory	5,794	1,397	8,826
Marketing, general and administrative	29,888	27,496	33,819
Reduction in the value of long-lived assets	-	7,218	3,578
Contract termination charge	-	22,048	-
Depreciation, amortization and accretion	90,592	69,801	50,049
Total operating expenses	170,107	171,311	146,062
Loss from operations	(87,396)	(94,993)	(73,235)
Other income (expense):
Loss on extinguishment of debt	(109,092)	-	-
Loss on equity issuance	(16,701)	-	-
Interest income and expense, net of amounts capitalized	(67,828)	(21,486)	(4,809)
Derivative gain (loss)	(305,999)	6,974	23,839
Other	(2,962)	(2,280)	(828)
Total other income (expense)	(502,582)	(16,792)	18,202
Loss before income taxes	(589,978)	(111,785)	(55,033)
Income tax expense (benefit)	1,138	413	(109)
Net loss	$(591,116)	$(112,198)	$(54,924)
Loss per common share:
Basic	$(0.96)	$(0.29)	$(0.18)
Diluted	(0.96)	(0.29)	(0.18)
Weighted-average shares outstanding:
Basic	614,959	388,453	299,144
Diluted	614,959	388,453	299,144

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(591,116)	$(112,198)	$(54,924)
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	3,485	78	(3,190)
Net foreign currency translation adjustment	(856)	1,264	358
Total comprehensive loss	$(588,487)	$(110,856)	$(57,756)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances - December 31, 2010	309,959	$31	$736,455	$(268)	$(200,800)	$535,418
Net issuance of restricted stock awards and recognition of stock-based compensation	994	-	2,017	-	-	2,017
Contribution of services	-	-	319	-	-	319
Warrants issued associated with Contingent Equity Agreement	-	-	5,955	-	-	5,955
Common stock issued in connection with conversions of 8.00% Notes Issued in 2009	773	-	942	-	-	942
Warrants exercised associated with the 8.00% Notes Issued in 2009	575	-	1,064	-	-	1,064
Issuance of stock in connection with interest payments for 8.00% Notes Issued in 2009	1,300	-	572	-	-	572
Issuance of stock in connection with contingent consideration	1,857	-	1,827	-	-	1,827
Issuance of warrants and beneficial conversion feature associated with 5.0% Notes	-	-	24,868	-	-	24,868
Issuance of stock for legal settlements and other transactions	566	-	644	-	-	644
Issuance of stock to Thermo for contingent equity draws	36,606	4	17,746	-	-	17,750
Issuance of stock through employee stock purchase plan	428	-	175	-	-	175
Other comprehensive loss	-	-	-	(2,832)	-	(2,832)
Net loss	-	-	-	-	(54,924)	(54,924)
Balances - December 31, 2011	353,058	35	792,584	(3,100)	(255,724)	533,795
Net issuance of restricted stock awards and recognition of stock-based compensation	711	-	706	-	-	706
Contribution of services	-	-	529	-	-	529
Warrants issued associated with Contingent Equity Agreement	-	-	8,079	-	-	8,079
Common stock issued in connection with conversions of 8.00% Notes Issued in 2009	1,903	-	1,338	-	-	1,338
Warrants exercised associated with the 8.00% Notes Issued in 2009	191	-	420	-	-	420
Issuance of stock in connection with interest payments for 8.00% Notes Issued in 2009	2,737	1	911	-	-	912
Issuance of stock in connection with contingent consideration	5,232	1	2,208	-	-	2,209
Issuance of stock for legal and consulting services	-	-	24	-	-	24
Issuance of stock to Thermo for contingent equity draws	124,310	12	57,238	-	-	57,250
Issuance of stock through employee stock purchase plan	944	-	138	-	-	138
Other comprehensive income	-	-	-	1,342	-	1,342
Net loss	-	-	-	-	(112,198)	(112,198)
Balances - December 31, 2012	489,086	49	864,175	(1,758)	(367,922)	494,544
Net issuance of restricted stock awards and recognition of stock-based compensation	1,213	-	1,823	-	-	1,823
Contribution of services	-	-	548	-	-	548
Issuance of stock in connection with interest payments for 8.00% Notes Issued in 2009	1,279	-	644	-	-	644
Issuance of stock to Exchanging Note Holders	30,319	3	12,124	-	-	12,127
Common stock issued in connection with conversions of 5.0% Notes	93,006	10	48,194	-	-	48,204
Warrants exercised associated with the 5.0% Notes	6,707	1	2,312	-	-	2,313
Common stock issued in connection with conversions of 8.00% Notes Issued in 2013	14,863	2	10,226	-	-	10,228
Warrants exercised associated with the 8.00% Notes Issued in 2009	21,353	2	22,216	-	-	22,218
Issuance of stock to Thermo in connection with the Consent Agreement, Common Stock Purchase Agreement, and Common Stock Purchase and Option Agreement	174,009	17	82,709	-	-	82,726
Purchase of stock in connection with the termination of Share Lending Arrangement	-	-	4,429	-	-	4,429
Return of stock in connection with the termination of Share Lending Arrangement	(10,185)	(1)	-	-	-	(1)
Issuance of stock to Terrapin	6,131	1	5,999	-	-	6,000
Issuance of stock to vendor	9,501	1	15,412	-	-	15,413
Issuance of stock for employee stock option exercises	2,621	-	1,874	-	-	1,874
Issuance of stock through employee stock purchase plan	952	-	207	-	-	207
Issuance of stock in connection with contingent consideration	3,939	-	1,844	-	-	1,844
Other issuances of stock and equity transactions	98	-	101	-	-	101
Other comprehensive income	-	-	-	2,629	-	2,629
Net loss	-	-	-	-	(591,116)	(591,116)
Balances – December 31, 2013	844,892	$85	$1,074,837	$871	$(959,038)	$116,755

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(591,116)	$(112,198)	$(54,924)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	90,592	69,801	50,049
Change in fair value of derivative assets and liabilities	305,155	(6,974)	(23,839)
Stock-based compensation expense	2,127	793	1,995
Amortization of deferred financing costs	8,792	7,907	3,673
Reduction in the value of long-lived assets and inventory	5,794	8,615	12,404
Provision for bad debts	2,321	1,097	1,995
Noncash interest and accretion expense	44,488	6,525	-
Contract termination charge	-	22,048	-
Loss on extinguishment of debt	109,092	-	-
Loss on equity issuance	16,701	-	-
Discount on shares issued to vendor	1,008	-	-
Unrealized foreign currency loss	1,013	1,456	1,001
Other, net	1,370	1,574	2,937
Changes in operating assets and liabilities:
Accounts receivable	(4,321)	(2,875)	(978)
Inventory	3,124	(1,018)	4,252
Prepaid expenses and other current assets	(727)	855	354
Other assets	(89)	5,427	(1,485)
Accounts payable and accrued expenses	(2,595)	3,431	(1,291)
Payables to affiliates	(29)	(148)	(332)
Other non-current liabilities	(1,079)	(224)	(173)
Deferred revenue	1,917	782	(1,141)
Net cash provided by (used in) operating activities	(6,462)	6,874	(5,503)
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(43,693)	(56,679)	(85,589)
Property and equipment additions	(1,651)	(781)	(2,594)
Investment in businesses	(634)	(550)	(800)
Restricted cash	8,859	-	(10,436)
Net cash used in investing activities	(37,119)	(58,010)	(99,419)
Cash flows provided by financing activities:
Borrowings from Facility Agreement	672	7,375	18,659
Proceeds from contingent equity account	1,071	45,800	14,200
Proceeds from the issuance of 5.0% convertible notes	-	-	38,000
Borrowings from Thermo Loan Agreement	-	-	12,500
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	-	-
Payments for 5.75% Notes not exchanged	(6,250)	-	-
Payments to lenders and other fees associated with exchange	(2,482)	-	-
Proceeds from equity issuance to related party	65,000	-	-
Proceeds from issuance of stock to Terrapin	6,000	-	-
Payment of deferred financing costs	(16,909)	(1,033)	(1,246)
Proceeds from issuance of common stock and exercise of warrants	15,414	244	525
Net cash provided by financing activities	48,972	52,386	82,638
Effect of exchange rate changes on cash	225	591	(782)
Net (decrease) increase in cash and cash equivalents	5,616	1,841	(23,066)
Cash and cash equivalents, beginning of period	11,792	9,951	33,017
Cash and cash equivalents, end of period	$17,408	$11,792	$9,951
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$21,413	$27,383	$19,357
Income taxes	116	223	97
Supplemental disclosure of non-cash financing and investing activities:
Reduction in accrued second-generation satellites and ground costs	19,005	10,214	4,798
Increase in non-cash capitalized accrued interest for second-generation satellites and ground costs	4,291	2,752	1,529
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	5,600	15,680	24,200
Capitalized accrued interest and other payments made in convertible notes and common stock	12,056	7,948	6,892
Conversion of debt into common stock	49,757	2,000	1,000
Extinguishment of principal amount of 5.75% Notes	(71,804)	-	-
Issuance of principal amount of 8.00% Notes Issued in 2013	54,611	-	-
Issuance of common stock to exchanging note holders at fair value	12,127	-	-
Reduction in carrying amount of Thermo Loan Agreement due to amendment	(35,026)	-	-
Issuance of common stock to vendor for payment of invoices	9,227	-	-
Conversion of contingent equity account derivative liability to equity	-	5,853	5,955
Value of warrants issued in connection with the contingent equity account loan fee	-	2,226	8,318
Recognition of a beneficial conversion feature and contingent put feature on long-term debt	-	-	18,603
Value of warrants issued in connection with raising capital and debt	-	-	8,081

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

Globalstar currently provides the following communications services via satellite which are available only with equipment designed to work on the Globalstar network:

•	two-way voice communication and data transmissions (“Duplex”) using mobile or fixed devices; and
•	one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, which includes certain SPOT and Simplex products.

Globalstar provides Duplex, SPOT and Simplex products and services to customers directly and through a variety of independent agents, dealers and resellers, and independent gateway operators (“IGOs”).

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

Accounts Receivable

Accounts receivable are uncollateralized, without interest and consist primarily of service revenue and equipment receivables. The Company performs ongoing credit evaluations of its customers and records specific allowances for bad debts based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Accounts receivable are considered past due in accordance with the contractual terms of the arrangements. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$6,667	$7,296	$5,971
Provision, net of recoveries	2,321	1,097	1,995
Write-offs and other adjustments	(1,569)	(1,726)	(670)
Balance at end of period	$7,419	$6,667	$7,296

Inventory

Inventory consists primarily of purchased products. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are measured as the difference between the cost of inventory and the market value, and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. At the point of any inventory write downs to market, a new, lower cost basis for that inventory is established, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off. A liability is recorded for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with the valuation of excess and obsolete inventory. The Company wrote down the value of inventory by $5.8 million, $1.4 million and $8.8 million in the years ended December 31, 2013, 2012, and 2011, respectively.

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites (the “Space Component”), and primary and backup control centers and gateways (the “Ground Component”).  Property and equipment is stated at cost, net of accumulated depreciation.

Costs associated with the design, manufacture, test and launch of the Company’s Space and Ground Components are capitalized. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. When a second-generation satellite was incorporated into the second-generation constellation, the Company began depreciation on the date the satellite was placed into service, which was the point that the satellite reached its orbital altitude, over its estimated useful life.

The Company capitalizes interest costs associated with the costs of assets in progress, including primarily the construction of its Space and Ground Components. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset after it is placed into service. As the status of the Company’s construction in progress decreases, specifically due to the Company placing second-generation satellites into service, the Company records interest expense under GAAP.

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

Deferred Financing Costs

Deferred financing costs are those incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the term of the corresponding debt, or the first put option date for the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“8.00% Notes Issued in 2013”). As of December 31, 2013 and 2012, the Company had net deferred financing costs of $76.4 million and $51.5 million, respectively. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period.

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable is equal to or approximates fair value.

The Company believes it is not practicable to determine the fair value of certain of its long-term debt instruments, including the Facility Agreement and the Company’s 8.00% Convertible Senior Notes Issued in 2009 (“8.00% Notes Issued in 2009”). Unlike typical long-term debt, interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As such, it is not practicable to determine the fair value of long-term debt without incurring significant additional costs.

For the Company’s Amended and Restated Loan Agreement with Thermo (the “Loan Agreement”) and the 8.00% Notes Issued in 2013, the Company was required to record these instruments at fair value at inception. This Loan Agreement was amended and restated in 2013 and qualified for extinguishment accounting under applicable accounting rules. In May 2013, the Company issued 8.00% Notes Issued in 2013 and other consideration in exchange for a portion of the Company’s 5.75% Convertible Senior Notes (the “5.75% Notes”). This transaction qualified for extinguishment accounting. See Note 3 for further discussion.

Gain/Loss on Extinguishment of Debt

Gain or loss on extinguishment of debt is generally recorded upon an extinguishment of a debt instrument or the conversion of certain of the Company’s convertible notes. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt. Differences are recorded as an extinguishment gain or loss in the Company’s consolidated statement of operations.

Revenue Recognition and Deferred Revenue

Duplex Service Revenue

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

Certain subscriber acquisition costs, including such items as dealer commissions and internal sales commissions, are expensed at the time of the related sale, except when related to a multi-element contract as discussed below.

SPOT and Simplex Service Revenue

The Company sells SPOT and Simplex services as annual plans or multi-year plans and defers and recognizes revenue ratably over the service term or as service is used, beginning when the service is activated by the customer. Royalty payments are deferred and recognized as expense over the contract term.

IGO Service Revenue

The Company owns and operates its satellite constellation and earns a portion of its revenues through the sale of airtime minutes or data on a wholesale basis to IGOs. Revenue from services provided to IGOs is recognized based upon airtime minutes used by customers of the IGOs and contractual fee arrangements. Where collection is uncertain, revenue is recognized when cash payment is received.

 Equipment Revenue

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and SPOT and Simplex products. The Company recognizes revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

Other Service Revenue

At times, the Company will sell subscriber equipment through multi-element contracts with services. When the Company sells subscriber equipment and services in bundled arrangements and determines that it has separate units of accounting, the Company will allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. The Company will determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and services when they are sold to customers on a stand-alone basis. Initial direct costs incurred related to these contracts will be deferred to the extent they exceed the profit margin recognized at the time of sale.

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

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2013, 2012 and 2011, the foreign currency translation adjustments recorded were $0.9 million of loss, $1.3 million of income and $0.4 million of income, respectively. These adjustments are classified in the consolidated statements of comprehensive loss.

Foreign currency transaction losses were $1.0 million, $2.0 million and $0.5 million for 2013, 2012, and 2011, respectively. These were classified as other income (expense) on the statement of operations.

In February 2013, the Venezuelan government devalued its currency. This devaluation did not have a material impact on the Company’s operations or financial performance.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of long-lived assets are measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, the Company records an asset, which is depreciated over the life of the asset to be retired.

The Company capitalizes, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of December 31, 2013 and 2012, the Company had accrued approximately $1.1 million and $1.0 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

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

Research and Development Expenses

Research and development costs were $0.6 million, $0.3 million and $1.9 million for 2013, 2012 and 2011, respectively. These costs are expensed as incurred as cost of services and primarily include the cost of new product development, chip set design, software development and engineering.

Advertising Expenses

Advertising costs were $2.9 million, $1.9 million and $2.0 million for 2013, 2012, and 2011, respectively. These costs are expensed as incurred as marketing, general, and administrative expenses.

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

Loss Per Share

The Company is required to present basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. For 2013, 2012, and 2011, diluted net loss per share of common stock was the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

 As of December 31, 2012 and 2011, 17.3 million Borrowed Shares, as defined, related to the Company’s Share Lending Agreement were outstanding. The Company did not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share. Effective in July 2013, the Company and the Borrower, as defined, terminated the Share Lending Agreement resulting in the Borrower returning 10.2 million Borrowed Shares to Globalstar and agreeing to pay a cash settlement for the remaining 7.1 million Borrowed Shares at an average of the volume weighted stock prices over a 20-day trading period ending in August 2013.

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that the Company believes will have a material impact on its financial position, results of operations or cash flow.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2013	2012
Globalstar System:
Space component
Second-generation satellites in service	$1,212,099	$934,900
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,365	-
Ground component	48,378	49,089
Construction in progress:
Space component	-	299,209
Ground component	116,377	84,423
Other	1,115	880
Total Globalstar System	1,427,374	1,385,541
Internally developed and purchased software	14,931	14,414
Equipment	12,385	12,800
Land and buildings	3,768	4,003
Leasehold improvements	1,644	1,512
Total property and equipment	1,460,102	1,418,270
Accumulated depreciation	(290,317)	(203,114)
Total property and equipment, net	$1,169,785	$1,215,156

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of December 31, 2013 consist primarily of costs related to a spare second-generation satellite that is capable of being included in a future launch of satellites.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2013	2012	2011

Interest cost eligible to be capitalized	$45,308	$57,249	$54,139
Interest cost recorded in interest expense, net	(28,211)	(17,133)	-

Net interest capitalized	$17,097	$40,116	$54,139

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2013	2012	2011

Depreciation Expense	$89,828	$67,289	$46,952

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2013		December 31, 2012
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value
Facility Agreement	$586,342	$586,342	$585,670	$585,670
Thermo Loan Agreement	60,383	22,854	53,499	49,822
5.75% Convertible Senior Unsecured Notes	-	-	71,804	70,204
8.00% Convertible Senior Notes Issued in 2013	46,971	26,291	-	-
5.0% Convertible Senior Unsecured Notes	-	-	40,920	16,701
8.00% Convertible Senior Unsecured Notes Issued in 2009	51,652	33,795	48,228	28,632
Total Debt	745,348	669,282	800,121	751,029
Less: Current Portion	4,046	4,046	657,474	655,874
Long-Term Debt	$741,302	$665,236	$142,647	$95,155

The table above represents the principal amount and carrying value of long-term debt at December 31, 2013 and 2012. The principal amounts shown above include payment of in kind interest, if any. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The amount included in the table above as the current portion of long-term debt represents the first scheduled principal repayment under the Facility Agreement, due in December 2014.

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

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants. If the Company violates any of these covenants and is unable to obtain waivers, the Company would be in default under the agreement and payment of the indebtedness could be accelerated.  The acceleration of the Company’s indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company was in compliance with all covenants as of December 31, 2013. See Part II – Item 5 – Liquidity and Capital Resources - to this Report for further discussion on the Company’s debt covenants.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of December 31, 2013, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

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

The Facility Agreement required the Company to maintain a total of $46.8 million in a debt service reserve account. The use of the funds in this account was restricted to making principal and interest payments under the Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuated over time based on the timing of principal and interest payment dates. In December 2012, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date scheduled for June 2013. In January 2013, the agent for the Facility Agreement permitted the Company to withdraw from the debt service reserve account $8.9 million that was in excess of the required balance to enable the Company to pay capital expenditure costs relating to the fourth launch of its second-generation satellites.

The Facility Agreement contained customary events of default and required that the Company satisfy various financial and nonfinancial covenants. As a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration ruling in 2012, the lenders concluded that events of default had occurred under the Facility Agreement. The Company was also in default of certain other financial and nonfinancial covenants, including, but not limited to, lack of payment of principal in June 2013 in accordance with the terms of the Facility Agreement, failure to maintain minimum required funding for the Company’s debt service account, and failure to achieve in-orbit acceptance of all of its second-generation satellites by April 2013. Prior to the Facility Agreement’s amendment and restatement in August 2013, the borrowings were shown as current on the Company’s consolidated balance sheet in accordance with applicable accounting rules. The Company also projected that it would not be in compliance with certain future financial and nonfinancial covenants specified under the Facility Agreement. These events of default were waived or cured by the amendment and restatement of the Facility Agreement.

Amended and Restated Facility Agreement

As previously disclosed, on July 31, 2013, the Company entered into the Global Deed of Amendment and Restatement (the “GARA”) with Thermo, the Company’s domestic subsidiaries (the “Subsidiary Guarantors”), a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial as arrangers and BNP Paribas as the security agent and COFACE Agent, providing for the amendment and restatement of the Facility Agreement and certain related credit documents. The GARA became effective on August 22, 2013 and, among other things, waived all of the Company’s defaults under the Facility Agreement and restructured the financial covenants.

Pursuant to the GARA,

•	In August 2013, Globalstar paid the lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee, the balance of $20.8 million is due no later than December 31, 2017. This remaining amount is included in noncurrent liabilities on the December 31, 2013 consolidated balance sheet. Globalstar also paid all outstanding incurred transaction expenses for the Lenders.

•	In August 2013, Globalstar drew the remaining approximately $0.7 million not previously borrowed under the Facility Agreement for certain milestone payments due to Thales for the construction of the second-generation satellites.

•	In August 2013, all amounts remaining under the Thermo Contingent Equity Account (approximately $1.1 million) and approximately $0.2 million in the Debt Service Reserve Account were paid to the Company’s launch services provider for the account of Globalstar to pay certain costs for the launch of the Company’s second-generation satellites.

•	Thermo confirmed its obligations under the Equity Commitment, Restructuring and Consent Agreement dated as of May 20, 2013 to make, or arrange for third parties to make, cash contributions to the Company, in exchange for equity, subordinated convertible debt or other equity-linked securities, of $20.0 million on or prior to December 26, 2013, and an additional amount of up to $20 million on or prior to December 31, 2014. See further discussion below on the details of the Consent Agreement and subsequent cash contributions to Globalstar.

•	The Lenders waived all existing defaults or events of default under the Facility Agreement.

The GARA made the following changes to the terms of the Facility Agreement:

•	The initial principal payment date, formerly June 30, 2013, was postponed to December 31, 2014, and the final maturity date was extended from June 30, 2020 to December 31, 2022.

•	The remaining principal payments, with the final payment due December 31, 2022, were also restructured, resulting in an aggregate postponement of $235.3 million in principal payments through 2019.

•	The annual interest rate increased by 0.5% to LIBOR plus 2.75% through July 1, 2017, and increases by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%.

•	Mandatory prepayments were expanded in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain asset dispositions or receives more than $145.0 million from the sale of additional debt or equity securities (excluding the Thermo commitments described above and up to $19.5 million under the Company’s equity line with Terrapin).

•	The financial covenants were modified, including changing the amount of permitted capital expenditures, reducing the required minimum liquidity amount from $5.0 million to $4.0 million, restructuring the other existing financial covenants to correspond to the Company’s revised business plan reflecting the delays in delivery of the Company’s second-generation satellites, and adding a new covenant with respect to the Company’s interest coverage ratio.
•	The definition of Change of Control was amended to require a mandatory prepayment of the entire facility if Thermo and certain of its affiliates own less than 51% of the Company’s common stock.
•	The required balance of the Debt Service Reserve Account was fixed at the current amount of approximately $37.9 million for the length of the Facility Agreement.
•	Any new subordinated indebtedness of the Company may not mature or pay cash interest prior to the final maturity date of the Facility Agreement.
•	The Company, while the Facility Agreement is outstanding, is prohibited from paying any cash dividends or repaying any principal or interest with respect to its indebtedness to Thermo under the Thermo Loan Agreement.
•	The Company is prohibited from amending its material agreements without the lenders’ prior consent.

•	An event of default was added if any litigation against the Company results in a final judgment that imposes a material liability that was not anticipated by the Company’s business plan.

The Company evaluated the GARA under applicable accounting guidance and determined that the amendment and restatement of the Company’s Facility Agreement was a modification of the former indebtedness. As a result of the modification of the Facility Agreement, all financing costs paid to the Company’s legal and other advisors, a total of $0.3 million, was recorded in other income and expense in the Company’s consolidated statements of operations during the third quarter of 2013. Financing costs paid to the lenders were capitalized as a deferred asset on the Company’s consolidated balance sheet during the third quarter of 2013 and will be amortized using the effective interest rate method to interest expense through the maturity of the Facility Agreement.

Contingent Equity Agreement

In June 2009, the Company entered into a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, the Company had the right to make draws from this account if and to the extent it had an actual or projected deficiency in its ability to meet obligations due within a forward-looking 90-day period. Thermo pledged the contingent equity account to secure the Company’s obligations under the Facility Agreement.

 The Contingent Equity Agreement provided that the Company would pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee was payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares issuable under the warrants was calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company’s common stock price on the issuance date or $1.37, but not to be lower than $0.20. Prior to June 19, 2012, the common stock price was subject to a reset provision on certain valuation dates whereby the warrant price used in the calculation would be the lower of the warrant price on the issuance date or the Company’s common stock price on the valuation date. The warrants issued to Thermo are no longer subject to any reset provisions. The Company determined that the warrants issued in conjunction with the availability fee were derivatives and recorded the value of the derivatives as a component of other non-current liabilities, at issuance. The offset was recorded in other assets and was amortized over the one year availability period. The warrants issued on June 19, 2012 were not subject to a reset provision subsequent to issuance and are therefore not considered a derivative instrument. The value of the warrants issued was recorded as equity, and the offset was recorded in other assets and was amortized over the one-year availability period.

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

Since the origination of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase 41,467,980 shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement and 160,916,223 shares of common stock resulting from the Company’s draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement. The Company has also issued to Thermo 2,133,656 shares of common stock resulting from draw of the interest earned from the funds previously held in this account.

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

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2013, $22.9 million of interest was outstanding; this amount is included in long-term debt on the Company’s consolidated balance sheet.

As additional consideration for the loan, the Company issued Thermo a warrant to purchase 4,205,608 shares of common stock at $0.01 per share with a five-year exercise period. No voting common stock is issuable upon such exercise if such issuance would cause Thermo and its affiliates to own more than 70% of the Company’s outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the principal amount of the loan. The Company accreted this debt discount associated with the warrant using an effective interest method to interest expense over the term of the loan agreement prior to the amendment and restatement as further discussed below.

As previously disclosed, in connection with the amendment and restatement of the Company’s Facility Agreement, the Company also amended and restated the Loan Agreement in July 2013. The Amended and Restated Loan Agreement made the following changes:

•	Provided that the indebtedness would be represented by a promissory note.
•	Provided that if a Fundamental Change (as defined in the Fourth Supplemental Indenture with respect to the 8.00% Notes issued in 2013) occurs prior to the repayment of the indebtedness, the Company would pay Thermo an amount equal to the Fundamental Make-Whole Amount (as defined in that indenture).
•	Provided that the indebtedness is convertible into common stock of Globalstar on substantially the same terms as the 8.00% Notes Issued in 2013, excluding the conversion features on special conversion dates as defined in the Indenture.

The terms of the amendment and restatement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee was represented by independent legal counsel.

Based on the Company’s evaluation of the Amended and Restated Loan Agreement, this transaction was determined to be an extinguishment of the debt under the prior Loan Agreement. The Company recorded a loss on the extinguishment of this debt of $66.1 million in its consolidated statement of operations during the third quarter of 2013. This loss represents the difference between the fair value of the Loan Agreement, as amended and restated, and its carrying value just prior to amendment and restatement. See Note 5 for further discussion on the fair value of this instrument.

The Company evaluated the various embedded derivatives within the Loan Agreement. The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Loan Agreement.

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

5.75% Convertible Senior Unsecured Notes

In 2008, the Company issued $150.0 million aggregate principal amount of 5.75% Notes. The 5.75% Notes were senior unsecured debt obligations of the Company. The 5.75% Notes were to mature on April 1, 2028 and bore interest at a rate of 5.75% per annum. Interest on the 5.75% Notes was payable semi-annually in arrears on April 1 and October 1 of each year.

The 5.75% Notes were subject to repurchase by the Company for cash at the option of the holders in whole or part on April 1, 2013 at a purchase price equal to 100% of the principal amount ($71.8 million aggregate principal was outstanding at April 1, 2013) of the 5.75% Notes, plus accrued and unpaid interest, if any.

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

Pursuant to the Exchange Agreement, the Exchanging Note Holders surrendered their 5.75% Notes (the “Exchanged Notes”) to the Company for cancellation in exchange for:

•	Approximately $13.5 million in cash, with respect to a portion of the principal amount of the Exchanged Notes, plus approximately $0.5 million in cash, equal to all accrued and unpaid interest on the Exchanged Notes from April 1, 2013 to the closing;
•	Approximately 30.3 million shares of voting common stock of the Company; and
•	Approximately $54.6 million principal amount of the Company’s new 8.00% Convertible Senior Notes due April 1, 2028 (the “8.00% Notes Issued in 2013”), with an initial conversion price of $0.80 per share, subject to adjustment as described below.

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

On May 20, 2013, the Company called for redemption the remaining 5.75% Notes for cash equal to their principal amount.

Based on the Company’s evaluation of the exchange transaction, the Exchange Agreement was determined to be an extinguishment of the 5.75% Notes. As a result of this exchange, the Company recorded a loss on the extinguishment of debt of $47.2 million in its consolidated statement of operations during the second quarter of 2013. This loss represented the difference between the carrying value of the 5.75% Notes and the fair value of the consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both exchanging and non-exchanging holders, equity issued to the holders and other fees incurred in the exchange). See Note 5 for further discussion on the fair value of this instrument.

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

 In accordance with the terms of the Common Stock Purchase Agreement and Common Stock Purchase and Option Agreement discussed below, as of December 31, 2013, Thermo has contributed a total of $65.0 million to the Company in exchange for 171.9 million shares of the Company’s nonvoting common stock. As of December 31, 2013, an additional $15.0 million had been contributed to the Company through warrant exercises and other equity issuances, reducing Thermo’s remaining commitment to $5.0 million.

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

During the second quarter of 2013, Thermo purchased in total approximately 121.9 million shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million. During the second quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in other income/expense on the consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale). Pursuant to the Common Stock Purchase Agreement, the shares of common stock are intended to be shares of nonvoting common stock.

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

The Common Stock Purchase and Option Agreement

On October 14, 2013, the Company and Thermo entered into a Common Stock Purchase and Option Agreement pursuant to which Thermo agreed to purchase 11,538,461 shares of the Company’s non-voting common stock at a purchase price of $0.52 per share in exchange for the $6.0 million invested in July and an additional $20 million, or 38,461,538 shares, of which $6.5 million was invested in August 2013 and the remaining $13.5 million was invested under the First Option, described below.. The Common Stock Purchase and Option Agreement also granted the Company a First Option and a Second Option, as defined in the agreement, to sell to Thermo up to $13.5 million and $11.5 million, respectively, of nonvoting common stock, as and when exercised by the special committee through November 28, 2013 and December 31, 2013, respectively. The First Option to sell up to $13.5 million in shares to Thermo is at a purchase price of $0.52 per share. The Second Option to sell up to $11.5 million in shares to Thermo is at a price equal to 85% of the average closing price of the voting common stock during the ten trading days immediately preceding the date of the special committee’s request. In November 2013, the special committee amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014.

During the third quarter of 2013, Thermo purchased approximately 24.0 million shares of the Company’s common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million. During the third quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $2.4 million (included in other income/expense on the consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

In November 2013, the Company exercised the First Option, and on December 27, 2013 Thermo purchased 26.0 million shares of common stock at a purchase price of $0.52 per share for a total additional investment of $13.5 million.

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

During July 2013, in connection with the exchange or redemption of all of the 5.75% Notes, the Company and the Borrower terminated the Share Lending Agreement. In connection with this termination, the Borrower returned 10.2 million Borrowed Shares to Globalstar and paid approximately $4.4 million in cash for the remaining 7.1 million Borrowed Shares. As of December 31, 2012, approximately 17.3 million Borrowed Shares are outstanding. At December 31, 2013, the Share Lending Arrangement had been terminated, and all Borrowed Shares had been either returned to the Company or purchased by the Borrower.

8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, pursuant to the Exchange Agreement, the Company issued $54.6 million aggregate principal amount of 8.00% Convertible Senior Notes (the “8.00% Notes Issued in 2013”) to the Exchanging Note Holders. The 8.00% Notes Issued in 2013 are convertible into shares of common stock at an initial conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment as provided in the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (the “New Indenture”). The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price as described below.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 8.00% Convertible Senior Unsecured Notes Issued in 2009. There is no sinking fund for the 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features as described below, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. Interest is paid in cash at a rate of 5.75% per annum and additional 8.00% Notes Issued in 2013 at a rate of 2.25% per annum.

Subject to certain conditions set forth in the New Indenture, including prior approval of the Majority Lenders (as defined in the Facility Agreement), the Company could have redeemed the 8.00% Notes Issued in 2013, in whole or in part, on December 10, 2013, if the average of the volume-weighted prices of the Company’s common stock for the 30-day period ending November 29, 2013, were less than $0.20, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus an amount equal to 32% of such principal amount minus all interest which is paid on the 8.00% Notes Issued in 2013 prior to their redemption. The Company did not redeem any portion of these notes on December 10, 2013. The Company may also redeem the 8.00% Notes Issued in 2013, with the prior approval of the Majority Lenders, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus all accrued and unpaid interest thereon.

A holder of 8.00% Notes Issued in 2013 has the right, at the Holder’s option, to require the Company to purchase some or all of the 8.00% Notes Issued in 2013 held by it on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be purchased plus accrued and unpaid interest.

A holder of the 8.00% Notes Issued in 2013 has the right, at the holder’s option, to require the Company to purchase some or all of the 8.00% Notes Issued in 2013 held by it at any time if there is a Fundamental Change. A Fundamental Change occurs if the Company’s common stock ceases to be traded on a stock exchange or an established over-the-counter market or if there is a change of control of the Company. If there is a Fundamental Change, the purchase price of any 8.00% Notes Issued in 2013 purchased by the Company will be equal to its principal amount plus accrued and unpaid interest and a Fundamental Change Make-Whole Amount calculated as provided in the New Indenture.

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

A holder may elect to convert up to 15% of its 8.00% Notes Issued in 2013 on each of July 19, 2013 and March 20, 2014. If a holder elects to convert on either of those dates, it will receive, at the Company’s option, either cash equal to the par value of the 8.00% Notes Issued in 2013 plus accrued interest (provided that, under the Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders) or shares of the Company’s common stock equal to the principal amount of the 8.00% Notes Issued in 2013 to be converted plus accrued interest divided by the lower of the average price of the common stock in a specified period and $0.50. On July 19, 2013, $7.0 million principal amount (approximately 12.9% of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of 14.3 million shares. During the fourth quarter of 2013, an additional $1.0 million principal amount of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of approximately 0.6 million shares through December 31, 2013 related to these conversions.

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

The New Indenture also provides for other customary adjustments of the base conversion rate, including upon the Company’s sale of additional equity securities at a price below the then applicable conversion price. If a 8.00% Note Issued in 2013 is converted after May 20, 2014, the holder is entitled to receive additional shares of common stock as a make-whole premium equal to the first three years of interest on the Notes (i.e., 24% of the Notes less any interest already paid through the date of the conversion) as provided in the New Indenture. Due to common stock issuances by the Company since May 20, 2013, the base conversion rate had been reduced to $0.73 per share of common stock as of December 31, 2013.

The New Indenture provides that the Company and its subsidiaries may not, with specified exceptions, including the liens securing the Facility and liens approved in writing by the Agent, create, incur, assume or suffer to exist any lien on any of their assets, provided that if the Company or any of its subsidiaries creates, incurs or assumes any lien which is junior to the most senior lien securing the Facility Agreement (other than a lien pursuant to a restructuring of the Facility Agreement in which Thermo and its affiliates do not participate as a secured lender), the Company must promptly issue to the holders of the 8.00% Notes Issued in 2013 $3,590,200 (representing 5.0% of the principal amount of the 5.75% Notes outstanding on the date of the Exchange Agreement, which was $71.8 million) of shares of the Company’s common stock. At December 31, 2013, the Company did not expect that a lien will be created that does not meet at least one of the specified exceptions in the New Indenture, and therefore no amount is accrued for this feature at December 31, 2013.

The New Indenture requires that on or before December 31, 2013, but subject to the conditions described below, the Company must cause all of its subsidiaries that guaranty the obligations of the Company under the Facility Agreement or any notes of another series issued under the Indenture dated as of April 15, 2008 (the “Base Indenture”) to execute and deliver to the Trustee a guaranty of the Company’s obligations under the 8.00% Notes Issued in 2013 in the form attached to the New Indenture. The subsidiaries’ obligations under the guaranty will be subordinated to their obligations under their guaranty of the Facility Agreement. The execution and delivery of the guaranty was conditioned on the prior completion of the restructuring of the Facility Agreement, the absence of any payment default under the Facility Agreement, and the absence of any breach by Thermo of its obligations to provide funds to the Company (the “Contribution Obligations”) as required by the Consent Agreement (or, as applicable, the anticipated corresponding provision in the Facility Agreement. The Company’s subsidiaries issued the guarantee required by this provision on December 27, 2013.

The New Indenture provides for customary events of default, including without limitation, failure to pay principal or premium on the 8.00% Notes Issued in 2013 when due or to distribute cash or shares of common stock when due as described above; failure by the Company to comply with its obligations and covenants in the New Indenture; default by the Company in the payment of principal or interest on any other indebtedness for borrowed money with a principal amount in excess of $10.0 million, if such indebtedness is accelerated and not rescinded with 30 days; rendering of certain final judgments; failure by Thermo to fulfill the contribution obligations described above; and certain events of insolvency or bankruptcy. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. The Company was not in default under the 8.00% Notes Issued in 2013 as of December 31, 2013.

The Company evaluated the various embedded derivatives within the New Indenture. The Company determined that the conversion option and the contingent put feature within the New Indenture required bifurcation from the 8.00% Notes Issued in 2013. The conversion option and the contingent put feature were not deemed clearly and closely related to the 8.00% Notes Issued in 2013 and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013.

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

5.0% Convertible Senior Notes

In June 2011, the Company issued $38.0 million in aggregate principal amount of the 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15,200,000 shares of voting common stock of the Company. The 5.0% Notes were convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of the Company’s common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes were guaranteed on a subordinated basis by substantially all of the Company’s domestic subsidiaries, on an unconditional joint and several basis, pursuant to a Guaranty Agreement. The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the Company’s common stock were below the initial conversion and exercise price at that time. On April 15, 2013, the base conversion rate for the 5.0% Notes and the exercise price of the 5.0% Warrants were reset to $0.50 and $0.32, respectively.

The 5.0% Notes were senior unsecured debt obligations of the Company and ranked pari passu with the Company’s existing 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013 and were subordinated to the Company’s obligations pursuant to its Facility Agreement. There was no sinking fund for the 5.0% Notes. The 5.0% Notes were scheduled to mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bore interest at a rate of 5.0% per annum. Interest on the Notes was paid in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes may have been payable in cash at the election of the holder if such payments are permitted under the Facility Agreement.

Subject to certain exceptions set forth in the Indenture, the 5.0% Notes were subject to repurchase for cash at the option of the holders of all or any portion of the 5.0% Notes upon a fundamental change at a purchase price equal to 100% of the principal amount of the 5.0% Notes, plus a make-whole payment and accrued and unpaid interest, if any. A fundamental change would have occurred upon certain changes in the ownership of the Company or certain events relating to the trading of the common stock.

Holders could convert their 5.0% Notes into voting common stock at their option at any time. Upon conversion of the 5.0% Notes, the Company paid the holders of the 5.0% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares constituting the make-whole premium per $1,000 principal amount of 5.0% Notes was equal to the quotient of (i) the aggregate principal amount of the Securities so converted multiplied by 25.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the Common Stock for the 10 trading days immediately preceding the conversion date.

  Pursuant to the terms of the 5.0% Notes Indenture, if, at any time on or after June 14, 2013 and on or prior to Stated Maturity, the closing price of the Globalstar’s common stock exceeded two hundred percent of the conversion price then in effect for at least 30 consecutive trading days, then, at the option of the Company, all Securities then outstanding were to convert automatically into shares of common stock. The conditions for the automatic conversion were met, and the Company elected to convert all outstanding 5.0% Notes into shares of common stock on November 7, 2013.

Prior to November 7, 2013, approximately $17.5 million principal amount of 5.0% Notes had been converted resulting in the issuance of 41.1 million shares of Company common stock and 7.2 million 5.0% Warrants had been exercised, which resulted in the Company issuing 6.7 million shares of common stock and receiving $2.0 million. On November 7, 2013, approximately $24.2 million, representing the remaining principal amount of 5.0% Notes plus paid in kind interest added to the principal amount of the 5.0% Notes, of 5.0% Notes were converted, resulting in the issuance of 51.9 million shares of Globalstar common stock. Eight million 5.0% Warrants were outstanding as of December 31, 2013.

The Company evaluated the various embedded derivatives resulting from the conversion rights and features within the Indenture for bifurcation from the 5.0% Notes.  Due to the provisions and reset features in the 5.0% Warrants, the Company recorded the 5.0% Warrants as equity with a corresponding debt discount which is netted against the face value of the 5.0% Notes. The Company accreted the debt discount associated with the 5.0% Warrants to interest expense over the term of the 5.0% Warrants using the effective interest rate method. The Company determined the relative fair value of the 5.0% Warrants using a Monte Carlo simulation model based upon a risk-neutral stock price model.

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and had to be bifurcated as a standalone derivative. The Company recorded this embedded derivative liability as a non-current liability on its consolidated balance sheet with a corresponding debt discount which was netted against the principal amount of the 5.0% Notes.

The Company evaluated the conversion option within the convertible notes to determine whether the conversion price was beneficial to the note holders. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the 5.0% Notes.  The BCF for the 5.0% Notes was recognized and measured by allocating a portion of the proceeds to beneficial conversion feature, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The Company accreted the discount recorded in connection with the BCF valuation as interest expense over the term of the 5.0% Notes, using the effective interest rate method.

As the remaining amount of 5.0% Notes converted prior to full accretion of the discounts created by the BCF the Company recorded approximately $12.9 million of the unamortized discount for the BCF and other separable instruments to interest expense during the fourth quarter of 2013. The Company also recorded approximately $0.8 million to derivative gain for the derivative embedded in the 5.0% Notes that is no long outstanding as a result of this conversion.

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

8.00% Convertible Senior Unsecured Notes Issued in 2009

In June 2009, the Company sold $55.0 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes Issued in 2009”) and Warrants (the “8.00% Warrants”) to purchase 15.3 million shares of the Company’s common stock. The 8.00% Notes Issued in 2009 are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes Issued in 2009 are the Company’s senior unsecured debt obligations and, except as described in the preceding sentence, rank pari passu with its existing unsecured, unsubordinated obligations, including its 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2009 mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2009 is payable in the form of additional 8.00% Notes Issued in 2009 or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year.

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

Holders may convert their 8.00% Notes Issued in 2009 at any time. If the Company issues or sells shares of its common stock at a price per share less than the base conversion price on the trading day immediately preceding such issuance or sale subject to certain limitations, the base conversion rate will be adjusted lower based on a formula described in the supplemental indenture governing the 8.00% Notes Issued in 2009. However, no adjustment to the base conversion rate shall be made if it would cause the Base Conversion Price to be less than $1.00. No adjustment to the Base Conversion Rate will be required unless the adjustment would require an increase or decrease of at least 1% of the Base Conversion Rate. If the adjustment is not made because the adjustment does not change the Base Conversion Rate by at least 1%, then the adjustment that is not made will be carried forward and taken into account in any future adjustment. All required calculations will be made to the nearest cent of 1/1,000th of a share, as the case may be. Notwithstanding the foregoing, (i) upon any conversion of 8.00% Notes Issued in 2009 (solely with respect to 8.00% Notes Issued in 2009 to be converted), (ii) on every one year anniversary from the Issue Date of the 8.00% Notes Issued in 2009 and (iii) on the Stated Maturity for the payment of principal of the 8.00% Notes Issued in 2009, the Company will give effect to all adjustments that have otherwise been deferred, and those adjustments will no longer be carried forward and taken into account in any future adjustment. If at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 will be automatically converted into common stock. Upon certain automatic and optional conversions of the 8.00% Notes Issued in 2009, the Company will pay holders of the 8.00% Notes Issued in 2009 a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares per $1,000 principal amount of 8.00% Notes Issued in 2009 constituting the make-whole premium shall be equal to the quotient of (i) the aggregate principal amount of the 8.00% Notes Issued in 2009 so converted multiplied by 32.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the common stock for the 10 trading days immediately preceding the Conversion Date.

The current exercise price of the 8.00% Warrants is $0.32 and the base conversion price of the 8.00% Notes Issued in 2009 is $1.14.

As of December 31, 2013, approximately $17.6 million 8.00% Notes Issued in 2009 had been converted resulting in the issuance of approximately 16.1 million shares of common stock. No 8.00% Notes Issued in 2009 had been converted during 2013. For the year ended December 31, 2013, approximately 21.8 million 8.00% Warrants were exercised, which resulted in the Company issuing 21.4 million shares of common stock and receiving $6.7 million in cash.

Subject to certain exceptions set forth in the supplemental indenture, if certain changes of control of the Company or events relating to the listing of the common stock occur (a “fundamental change”), the 8.00% Notes Issued in 2009 are subject to repurchase for cash at the option of the holders of all or any portion of the 8.00% Notes Issued in 2009 at a purchase price equal to 100% of the principal amount of the 8.00% Notes Issued in 2009, plus a make-whole payment and accrued and unpaid interest, if any. Holders that require the Company to repurchase 8.00% Notes Issued in 2009 upon a fundamental change may elect to receive shares of common stock in lieu of cash. Such holders will receive a number of shares equal to (i) the number of shares they would have been entitled to receive upon conversion of the 8.00% Notes Issued in 2009, plus (ii) a make-whole premium of 12% or 15%, depending on the date of the fundamental change and the amount of the consideration, if any, received by the Company’s stockholders in connection with the fundamental change.

The indenture governing the 8.00% Notes Issued in 2009 contains customary financial reporting requirements. The indenture also provides that upon certain events of default, including without limitation failure to pay principal or interest, failure to deliver a notice of fundamental change, failure to convert the 8.00% Notes Issued in 2009 when required, acceleration of other material indebtedness and failure to pay material judgments, either the trustee or the holders of 25% in aggregate principal amount of the 8.00% Notes Issued in 2009 may declare the principal of the 8.00% Notes Issued in 2009 and any accrued and unpaid interest through the date of such declaration immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to the Company or its significant subsidiaries, the principal amount of the 8.00% Notes Issued in 2009 and accrued interest automatically becomes due and payable. The Company was not in default under the 8.00% Notes Issued in 2009 as of December 31, 2013.

The Company recorded the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009 as a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes Issued in 2009. Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes Issued in 2009.

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes Issued in 2009 using an effective interest rate method. The fair value of the compound embedded derivative liability is being marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Due to the cash settlement provisions and reset features in the 8.00% Warrants, the Company initially recorded the 8.00% Warrants as a component of other non-current liabilities on its consolidated balance sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes Issued in 2009. The Company is accreting the debt discount associated with the 8.00% Warrants liability to interest expense over the term of the 8.00% Notes Issued in 2009 using an effective interest rate method. The fair value of the 8.00% Warrants liability is being marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the 8.00% Warrants derivative using a Monte Carlo simulation model. As the exercise period for the 8.00% Warrants expires in June 2014, the Company has classified this derivative liability as current on its consolidated balance sheet at December 31, 2013.

The Company allocated the proceeds received from the 8.00% Notes Issued in 2009 among the compound embedded derivative liability, the detachable 8.00% Warrants and the remainder to the underlying debt. The Company netted the debt discount associated with the compound embedded derivative and 8.00% Warrants against the face value of the 8.00% Notes Issued in 2009 to determine the carrying amount of the 8.00% Notes Issued in 2009. The accretion of debt discount will increase the carrying amount of the debt over the term of the 8.00% Notes Issued in 2009. The Company allocated the proceeds at issuance as follows (in thousands):

Fair value of compound embedded derivative	$23,542
Fair value of Warrants	12,791
Debt	18,667
Face Value of 8.00% Notes Issued in 2009	$55,000

Warrants Outstanding

As a result of the Company’s borrowings described above, as of December 31, 2013 and 2012 there were warrants outstanding to purchase 93.5 million and 122.5 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Contingent Equity Agreement (1)	41,467,980	41,467,980	$0.01	$0.01
Thermo Loan Agreement (2)	4,205,608	4,205,608	0.01	0.01
5.0% Notes (3)	8,000,000	15,200,000	0.32	1.25
8.00% Notes Issued in 2009 (4)	39,842,813	61,606,706	0.32	0.32
	93,516,401	122,480,294

(1)	Warrants issued in connection with the Contingent Equity Agreement have a five year exercise period from issuance. These warrants were issued between June 2009 and June 2012 and the exercise periods will expire from June 2014 to June 2017.
(2)	The exercise period of the warrants issued in connection with the Thermo Loan Agreement is five years from issuance, which is June 2014.
(3)	On April 15, 2013, the exercise price of the 5.0% Warrants was reset to $0.32 due to the reset provision in the indenture. The 5.0% Warrants are exercisable until five years after their issuance, which is June 2016.
(4)	According to the terms of the indenture, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant strike price. The exercise period for the 8.00% Warrants began on December 19, 2009 and will end on June 14, 2014.

Maturities of long-term debt

Annual maturities of long-term debt for each of the five years following December 31, 2013 and thereafter are as follows (in thousands):

2014	$4,046
2015	6,450
2016	32,835
2017	75,755
2018	124,837
Thereafter	501,425
Total	$745,348

Amounts in the above table are calculated based on current amounts outstanding at December 31, 2013, and therefore exclude paid-in-kind interest payments that will be made in future periods.

The 8.00% Notes Issued in 2013 are subject to repurchase by the Company at the option of the holders on April 1, 2018. As such, the amounts are included in the 2018 maturities in the table above.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a Common Stock Purchase Agreement with Terrapin pursuant to which the Company may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term, and in the Company’s sole discretion, the Company may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over 10 consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares equals the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 3.5% to 8.0% based on a minimum price that the Company solely specifies. In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require Terrapin to purchase a percentage of the daily trading volume of its common stock for each trading day during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of the then issued and outstanding shares of voting common stock.

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of December 31, 2013, Terrapin had purchased a total of 6.1 million shares of voting common stock at a purchase price of $6.0 million pursuant to the terms of the agreement.

4. DERIVATIVES

In connection with certain borrowings disclosed in Note 3, the Company was required to record derivative instruments on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following tables disclose the fair values and classification of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31, 2013	December 31, 2012
Intangible and other assets:
Interest rate cap	$185	$84
Total intangible and other assets	$185	$84

Derivative liabilities, current:
Warrants issued with 8.00% Notes Issued in 2009	(57,048)	-

Derivative liabilities, non-current:
Compound embedded derivative with 8.00% Notes Issued in 2009	$(66,022)	$(4,163)
Warrants issued with 8.00% Notes Issued in 2009	-	(18,034)
Contingent put feature embedded in the 5.0% Notes	-	(2,978)
Compound embedded derivative with 8.00% Notes Issued in 2013	(109,794)	-
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(229,662)	-
Total derivative liabilities, non-current:	(405,478)	(25,175)

Total derivative liabilities, current and non-current	$(462,526)	$(25,175)

The following tables disclose the changes in value during the twelve months ended December 31, 2013, 2012 and 2011 recorded as derivative gain (loss) on the Company’s consolidated statement of operations (in thousands):

	Year ended December 31,
	2013	2012	2011
Interest rate cap	$101	$(171)	$(745)
Warrants issued with 8.00% Notes Issued in 2009	(54,518)	4,218	6,687
Compound embedded derivative with 8.00% Notes Issued in 2009	(61,859)	2,546	15,361
Warrants issued in conjunction with Contingent Equity Agreement	-	302	4,090
Contingent put feature embedded in the 5.0% Notes	2,978	79	(1,554)
Compound embedded derivative with 8.00% Notes Issued in 2013	(64,153)	-	-
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(128,548)	-	-
Total derivative gain (loss)	$(305,999)	$6,974	$23,839

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host agreement. All embedded derivatives that required bifurcation, excluding the warrants issued in connection with the Company’s contingent equity agreement (see below for further discussion), are recorded as a derivative liability on the Company’s consolidated balance sheet with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its consolidated statements of operations. See below for further discussion for each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative.

Compound Embedded Derivative with 8.00% Notes Issued in 2009

As a result of the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009, the Company recorded a compound embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Warrants Issued with 8.00% Notes Issued in 2009

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model. As the exercise period for the 8.00% Warrants expires in June 2014, the Company has classified this derivative liability as current on its consolidated balance sheet at December 31, 2013.

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

On June 19, 2012, the Company issued additional warrants in conjunction with the availability fee for the Contingent Equity Agreement. This tranche of warrants was not subject to a reset provision in the agreement and therefore is not marked-to-market at the end of each reporting period. The Company determined that the warrant was an equity instrument and recorded it as equity on its consolidated balance sheet.

Contingent Put Feature Embedded in the 5.0% Notes

As a result of the contingent put feature within the 5.0% Notes, the Company recorded a derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 5.0% Notes.  The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model. On November 7, 2013, the remaining principal amount of the 5.0% Notes was converted into common stock; therefore the derivative liability embedded in the 5.0% Notes is longer outstanding and the balance at December 31, 2013 is $0 (see further discussion in Note 3).

Compound Embedded Derivative with 8.00% Notes Issued in 2013

As a result of the conversion option and the contingent put feature within the 8.00% Notes Issued in 2013, the Company recorded a compound embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model.

Compound Embedded Derivative with the Amended and Restated Thermo Loan Agreement

As a result of the conversion option and the contingent put feature within the Loan Agreement with Thermo entered into in July 2013, the Company recorded a compound embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Amended and Restated Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model.

5. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$-	$185	$-	$185
Total assets measured at fair value	$-	$185	$-	$185

Liabilities:
Derivative Liabilities:
Warrants issued with 8.00% Notes Issued in 2009	$-	$-	$(57,048)	$(57,048)
Compound embedded derivative with 8.00% Notes Issued in 2009	-	-	(66,022)	(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	-	-	(109,794)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	-	-	(229,662)	(229,662)
Total Derivative Liabilities	-	-	(462,526)	(462,526)

Other Liabilities:
Liability for contingent consideration	-	-	(1,923)	(1,923)

Total liabilities measured at fair value	$-	$-	$(464,449)	$(464,449)

	Fair Value Measurements at December 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$-	$84	$-	$84
Total assets measured at fair value	$-	$84	$-	$84

Liabilities:
Derivative Liabilities:
Warrants issued with 8.00% Notes Issued in 2009	$-	$-	$(18,034)	$(18,034)
Compound embedded derivative with 8.00% Notes Issued in 2009	-	-	(4,163)	(4,163)
Contingent put feature embedded in 5.0% Notes	-	-	(2,978)	(2,978)
Total Derivative Liabilities	-	-	(25,175)	(25,175)

Other Liabilities:
Liability for contingent consideration	-	-	(3,916)	(3,916)

Total liabilities measured at fair value	$-	$-	$(29,091)	$(29,091)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4 for further discussion.

Liabilities

The derivative liabilities in Level 3 include the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the compound embedded derivative in the 8.00% Notes Issued in 2009, the contingent put feature embedded in the 5.0% Notes (prior to November 7, 2013, see further discussion below), the compound embedded derivative in the 8.00% Notes Issued in 2013 and the compound embedded derivative in the Amended and Restated Loan Agreement with Thermo. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 4 for further discussion.

 The significant quantitative Level 3 inputs utilized in the valuation models as of December 31, 2013 and December 31, 2012 are shown in the tables below:

	Level 3 Inputs at December 31, 2013:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price		Warrant Exercise Price		Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	65 - 100%	1.5%		$1.14	$	N/A	$1.75
Warrants issued with 8.00% Notes Issued in 2009	100%	0.1%	$	N/A		$0.32	$1.75
Compound embedded derivative with 8.00% Notes Issued in 2013	65 - 100%	1.5%		$0.73	$	N/A	$1.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	65 - 100%	3.0%		$0.73	$	N/A	$1.75

	Level 3 Inputs at December 31, 2012:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price		Warrant Exercise Price		Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	34 -107%	0.02 - 1.78%		$1.59	$	N/A	$0.31
Warrants issued with 8.00% Notes Issued in 2009	34 -107%	0.02 - 1.78%	$	N/A		$0.32	$0.31
Contingent put feature embedded in 5.0% Notes	34 -107%	0.02 - 1.78%		$1.25	$	N/A	$0.31

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased over 400% from December 31, 2012 to December 31, 2013. As the stock price increases above the current conversion prices or exercise prices for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s consolidated balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

Assumptions for future issuances of the Company’s common stock are also used in the fair value measurement of the Company’s derivative instruments. The Company is obligated to make certain equity issuances under various agreements, including primarily the equity line with Terrapin and the Consent Agreement with Thermo. Certain provisions in the Company’s debt instruments may result in adjustments to the current base conversion rates or warrant exercise prices if equity is issued at prices lower than the conversion or exercise prices then in effect, with certain exclusions. As these conversion and exercise prices decrease, the value of the note or warrant to the holder of the instrument increases, thereby increasing the fair value measurement of the derivative liability.

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

Warrants Issued with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the 8.00% Warrants issued with the 8.00% Notes Issued in 2009 includes certain reset features. Pursuant to the terms of the 8.00% Warrants, there is no floor within the reset feature for the exercise price of the 8.00% Warrants; therefore if the Company makes future equity issuances at prices below the current exercise price, this exercise price may be adjusted downward. If the stock price on the issuance date is less than the then current exercise price of the outstanding 8.00% Warrants, additional warrants may be issued, which will increase the fair value of the warrant liability. As the exercise period for the 8.00% Warrants expires in June 2014, the Company utilizes certain assumptions in the valuation models consistent with this remaining outstanding period.

Contingent Put Feature Embedded in 5.0% Notes

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the contingent put feature embedded in the Company’s 5.0% Notes included payment in kind interest and other reset features in the indenture. Pursuant to the terms of the 5% Notes Indenture, if at any time on or after June 14, 2013 and on or prior to Stated Maturity, the closing price of the Globalstar’s common stock has exceeded 200% of the conversion price then in effect for at least 30 consecutive trading days, then, at the option of the Company, all securities then outstanding shall automatically convert to common stock. On November 7, 2013, the remaining principal amounts of the 5.0% Notes were converted into common stock; therefore the derivative liability embedded in the 5.0% Notes is no longer outstanding at December 31, 2013.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Company’s 8.00% Notes Issued in 2013 includes payment in kind interest payments, make whole premiums, and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2013 Indenture, there are also special distributions and certain put and call features within the notes which impact the valuation model. See Note 3 for further discussion on this feature.

Compound Embedded Derivative with Amended and Restated Thermo Loan Agreement

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Amended and Restated Loan Agreement with Thermo includes payment in kind interest payments, make whole premiums, and automatic conversions.

Other Liabilities

Liability for Contingent Consideration

In connection with the acquisition of Axonn LLC (“Axonn”) in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock not to exceed 26,684,807 shares of common stock (10% of the Company’s pre-transaction outstanding shares of common stock), but at its option may make payments in cash after 13.0 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which was $9.3 million at December 31, 2013. Through December 31, 2013, the Company had made $7.1 million in earnout payments by issuing 18,085,621 shares of voting common stock. The liability of $1.9 million recorded at December 31, 2013 represents the present value of the remaining projected earnout payments to be made under the agreement.

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the Company reaching specific performance metrics through the remaining earnout period. The change in fair value of the contingent consideration is recorded through accretion expense in the Company’s consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of the Company’s liability for contingent consideration are projected future sales of existing and new products as well as earnout payments made each quarter determined by actual product sales. Decreases in forecasted sales would result in a lower fair value measurement.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2013 as follows (in thousands):

Balance at December 31, 2012	$(29,091)
Issuance of compound embedded derivative with 8.00% Notes Issued in 2013	(56,752)
Issuance of compound embedded derivative with the Amended and Restated Loan Agreement with Thermo	(101,114)
Third party issuance costs expensed to derivative gain (loss) in connection with issuance of 8.00% Notes Issued in 2013	(905)
Derecognition of derivative liability embedded in 5.0% Notes	845
Earnout payments made related to liability for contingent consideration	1,844
Change in fair value of contingent consideration	149
Derivative adjustment related to conversions and exercises	25,710
Unrealized loss, included in derivative gain (loss)	(305,135)
Balance at December 31, 2013	$(464,449)

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During 2013, items measured on a nonrecurring basis included the 8.00% Notes Issued in 2013, the Amended and Restated Thermo Loan Agreement with Thermo and equity issued in connection with the Exchange Agreement and the Consent Agreement. As a result of certain transactions that have occurred with the Company’s debt instruments, the Company was required to record these items at fair value as of the date of the respective agreements. See below for a further discussion of the fair value measurement for each item measured on a nonrecurring basis.

8.00% Notes Issued in 2013

The Company was required to record the 8.00% Notes Issued in 2013 initially at fair value as the issuance was considered to be an extinguishment of debt. Level 3 inputs were required to be used as there was not an active market for a substantial period of time between the issuance date and the balance sheet date. As of the issuance date, the fair value of the Notes was $27.9 million and the fair value of the compound embedded derivative liability was $56.7 million, for a total fair value of the 8.00% Notes Issued in 2013 of $84.6 million. As stated above, the value of the compound embedded derivative was bifurcated from the 8.00% Notes Issued in 2013 and is marked to market on a recurring basis. The Company recorded a loss on extinguishment of debt of $47.2 million in its consolidated statement of operations during the second quarter of 2013. This loss was computed as the difference between the net carrying amount of the old 5.75% Notes of $71.8 million and the fair value of consideration given in the exchange of $119.0 million (including the new 8.00% Notes Issued in 2013, cash payments to both exchanging and non-exchanging holders, equity issued to the exchanging holders and other fees incurred for the exchange). See Notes 3 and 4 for further discussion.

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

Other inputs used in the valuation model of the 8.00% Notes Issued in 2013 include the underlying features of the compound embedded derivative, including payment in kind interest payments, make whole premiums, automatic conversions, future equity issuances and probability of change of control of the Company. See further discussion above in “Derivative Liabilities” for the impact these inputs have on the fair value measurement.

Amended and Restated Loan Agreement with Thermo

The Company was required to record this Loan Agreement initially at fair value as the amendment and restatement of the Loan Agreement was considered to be an extinguishment of debt. Level 3 inputs were required to be used as there is not an active market for this debt instrument. As of the amendment and restatement date, the fair value of the Loan Agreement was $19.0 million and the fair value of the compound embedded derivative liability was $101.1 million, for a total fair value of the Loan Agreement of $120.1 million. As stated above, the value of the compound embedded derivative was bifurcated from the Loan Agreement and is marked to market on a recurring basis. The Company recorded a loss on extinguishment of debt of $66.1 million in its consolidated statement of operations for the third quarter of 2013. This loss was computed as the difference between the fair value of the debt, as amended and restated, and its carrying value just prior to amendment and restatement. See Notes 3 and 4 for further discussion.

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

Equity issued in connection with the Exchange Agreement

The stockholders’ equity balances measured on a nonrecurring basis in Level 1 include the approximately 30.3 million shares of voting common stock of the Company issued to Exchanging Note Holders in partial payment for exchanged 5.75% Notes in connection with the Exchange Agreement executed on May 20, 2013. The Company was required to record this equity issuance at fair value initially as the Exchange Agreement was considered to be an extinguishment of debt. See Note 3 for further discussion. The Company calculated the aggregate fair value of the shares issued as approximately $12.1 million using the closing stock price on the issuance date (May 20, 2013) and included that amount in stockholders’ equity in its consolidated balance sheet.

Equity issued in connection with the Consent Agreement

On May 20, 2013, the Company and Thermo entered into the Consent Agreement. The commitments between the Company and Thermo pursuant to the Consent Agreement represent a written forward contract under the applicable accounting rules the equity issuances under the Consent Agreement are therefore required to be recorded at fair value. On May 20, 2013, the Company and Thermo also entered into the Common Stock Purchase Agreement, and subsequently on October 14, 2013, the Common Stock Purchase and Option Agreement. Those agreements defined the pricing terms for certain equity purchases under the Consent Agreement. The following table summarizes the amount invested in the Company pursuant to the Consent Agreement with Thermo as of December 31, 2013 (dollars in thousands, except amounts per share):

	Amount Invested	Issuance Price per Share	Closing Price per Share	Discount Value (4)	Total Fair Value	Shares Issued (5)
May 20, 2013 (1)	$25,000	$0.32	$0.40	$6,250	$31,250	78,125,000
May 20, 2013 (1)	5,000	0.32	0.40	1,250	6,250	15,625,000
June 28, 2013 (1)	9,000	0.32	0.55	6,469	15,469	28,125,000
July 29, 2013 (2)	6,000	0.52	0.62	1,154	7,154	11,538,462
August 19, 2013 (2)	6,500	0.52	0.62	1,250	7,750	12,500,000
Total (3)	$51,500			$16,373	$67,873	145,913,462

(1)	Amounts were invested pursuant to the terms of the Consent Agreement and the Common Stock Purchase Agreement. The fair value of these investments of $53.0 million is recorded in additional paid-in-capital on the Company’s consolidated balance sheet.
(2)	Amounts were invested pursuant to the terms of the Consent Agreement and the Common Stock Purchase and Option Agreement. . The fair value of these investments of $14.9 million is recorded in additional paid-in-capital on the Company’s consolidated balance sheet.
(3)	Pursuant to the terms of the Consent Agreement, certain equity transactions which result in cash invested into Globalstar may reduce the amounts committed by Thermo. As of December 31, 2013, the Company had received approximately $15.0 million through warrant exercises and other equity issuances as well as $13.5 million through the Company’s exercise of the First Option under the Common Stock Purchase and Option Agreement (see Note 3 for further discussion). These equity transactions reduced the remaining amount available under the Consent Agreement to $5.0 million as of December 31, 2013. Pursuant to the terms of the Common Stock Purchase and Option Agreement, the Second Option of $11.5 million is still outstanding at December 31, 2013.
(4)	The discount on shares issued is recorded on the Company’s consolidated statement of operations in loss on equity issuance. This expense item represents the discount on shares issued to Thermo as well as certain other losses recorded on equity issued during 2013 related to cashless exercises of warrants issued with the 5.0% Notes.
(5)	All shares issued to Thermo in connection with these agreements were shares of the Company’s nonvoting common stock.

Long-Lived Assets

The following tables reflect the fair value measurements used in testing the impairment of long-lived assets at December 31, 2012 and 2011. For the year ended December 31, 2013, there were no events or changes in circumstances indicating that the carrying amount of long-lived assets may not be recoverable. Therefore, no impairment loss was recorded. Amounts shown below are in thousands.

	Fair Value Measurements at December 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Property and equipment, net	$-	$-	$1,215,156	$7,218
Total	$-	$-	$1,215,156	$7,218

	Fair Value Measurements at December 31, 2011:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Property and equipment, net	$-	$-	$1,217,718	$2,669
Intangible and other assets, net	-	-	23,798	909
Total	$-	$-	$1,241,516	$3,578

For assets that are no longer providing service, the Company removes the estimated cost and accumulated depreciation from property and equipment. During the second quarter of 2012, the Company reduced the carrying value of its first-generation constellation by approximately $7.1 million. This loss, which represents primarily the impairment of long-lived assets during 2012, is recorded in operating expenses for the year ended December 31, 2012.

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

6. ACQUISITION OF AXONN

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

Intangible assets consist of the following (in thousands):

	December 31, 2013				December 31, 2012
	Gross	Write	Accumulated	Net	Gross	Write	Accumulated	Net
	Amount	Down	Amortization	Balance	Amount	Down	Amortization	Balance
Developed technology	$5,300	$(909)	$(3,643)	$748	$5,300	$(909)	$(3,156)	$1,235
Customer relationships	2,100	-	(1,825)	275	2,100	-	(1,558)	542
Trade name	200	-	(200)	-	200	-	(200)	-
Total	$7,600	(909)	$(5,668)	$1,023	$7,600	$(909)	$(4,914)	$1,777

Developed technology, customer relationships, and trade name are amortized over the life of the related asset with weighted average lives of 10 years, 8 years, and 2 years, respectively. For the years ended December 31, 2013, 2012 and 2011 the Company recorded amortization expense of $0.8 million, $1.2 million and $1.6 million, respectively. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. Estimated annual amortization of intangible assets is approximately $0.5 million for 2014, $0.3 million for 2015, $0.1 million for 2016, $0.1 million for 2017, less than $0.1 million thereafter, excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2013.

7. COMMITMENTS

Contractual Obligations

As of December 31, 2013, the Company had purchase commitments with Thales, Arianespace, Ericsson, Hughes Network Systems, LLC (“Hughes”) and other vendors related to the procurement and deployment of the second-generation network. The Company is obligated to make payments under these purchase commitments, excluding accrued interest, as shown below (in thousands):

Years Ending December 31,
2014	$24,926
2015	24,029
2016	-
2017	-
2018	-
Thereafter	-
Total purchase commitments	$48,955

Second-Generation Satellites

As of December 31, 2013, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. The Company has also incurred additional costs for certain related services, of which a portion are still owed to Thales. Discussions between the Company and Thales are ongoing regarding the remaining amounts owed by both parties under the contracts. These costs are included in the table above.

As of December 31, 2013, the Company had a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of satellites. The Company has successfully completed all of these launches. The Company has also incurred additional costs which are owed to Arianespace for launch delays. These costs are included in the table above.

Next-Generation Gateways and Other Ground Facilities

As of December 31, 2013, the Company had a contract with Hughes under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be used in various next-generation Globalstar devices.

In August 2013, the Company entered into an agreement with Hughes which specified a payment schedule for approximately $15.8 million of deferred amounts outstanding at the time of the agreement. Under the terms of the agreement, the Company was also required to pay interest of approximately $4.9 million in January 2014 for amounts accrued at a rate of 10% on previously deferred balances. Upon the Company’s payment of all previously deferred amounts, interest and an advance payment of $4.3 million for the next milestone pursuant to the terms of the contract, Hughes will restart work. Under the terms of the agreement, Hughes had the option to receive all or any portion of the deferred payments and accrued interest in Globalstar common stock. If Hughes chose to receive any payment in stock, shares would be provided at a 7% discount based upon a trailing volume weighted average price calculation. Since August 2013, the Company has paid Hughes approximately $10.8 million in cash and Hughes has elected to receive payment in the form of stock for approximately $14.4 million for the payment of certain milestone payments and accrued interest. In valuing the Company’s obligation to issue discounted shares to Hughes, a loss of approximately $1.0 million was recorded in the Company’s statement of operations for the year ended December 31, 2013.

In December 2013, the Company and Hughes amended the contract to extend the schedule of the program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

As of December 31, 2013, the Company had an agreement with Ericsson. Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network system that will be installed at a number of the Company’s satellite gateway ground stations.

In September 2013, the Company entered into an agreement with Ericsson which deferred to November 2013 approximately $2.3 million in milestone payments scheduled under the core contract, provided the Company made one payment of $1.6 million, which offsets the total deferred amount, in September 2013. The Company made this $1.6 million payment. The remaining milestone payments previously due under the contract were deferred to 2014 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of December 31, 2013, the Company had recorded $0.7 million in accounts payable and accrued expenses, excluding interest, related to these required payments and has incurred and capitalized $6.8 million of costs related to this contract. The costs are recorded as an asset in property and equipment. The Company and Ericsson are currently negotiating a revised milestone schedule which will include the remaining $0.7 million outstanding as of December 31, 2013. If the Company and Ericsson are unable to agree on revised technical requirements and pricing for certain contract deliverables, the contract may be terminated without liability to either party upon the Company’s payment of the outstanding $0.7 million deferred amount plus associated interest. The Company may, however, be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $10.0 million in either cash or shares of Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Ericsson will have the option either to accept the shares of common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. As of December 31, 2013 and 2012, total advances to Qualcomm for inventory were $9.2 million, respectively. This contract was cancelled in March 2013 and the parties are seeking to resolve issues related to the contract termination. The Company does not expect the resolution of this contract termination to have a material impact on its financial statements. The Company classified the inventory advance as current on its December 31, 2013 consolidated balance sheet as the Company expects to receive this inventory in 2014.

Future Minimum Lease Obligations

The Company has noncancelable operating leases for facilities and equipment throughout the United States and around the world, including Louisiana, California, Florida, Canada, Ireland, France, Brazil, Panama, and Singapore. The leases expire on various dates through 2021. The following table presents the future minimum lease payments for leases having an initial or remaining noncancelable lease term in excess of one year (in thousands) as of December 31, 2013, excluding possible lease payment reimbursement from the State of Louisiana pursuant to the Cooperative Endeavor Agreement the Company entered into with the Louisiana Department of Economic Development (See Note 16: Headquarters Relocation):

84

2014	$1,216
2015	1,157
2016	1,104
2017	1,097
2018	1,030
Thereafter	650
Total minimum lease payments	$6,254

Rent expense for 2013, 2012 and 2011 was approximately $2.0 million. $2.0 million and $2.2 million, respectively.

8. CONTINGENCIES

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s Consolidated Financial Statements for the period ended December 31, 2013. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. However, the Release Agreement provides that it will survive a termination of the Settlement Agreement. As of December 31, 2013, no party had terminated the Settlement Agreement.

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

9. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accrued interest	$1,200	$5,620
Accrued compensation and benefits	3,927	4,076
Accrued property and other taxes	5,744	6,329
Accrued customer liabilities and deposits	2,663	2,961
Accrued professional and other service provider fees	705	1,006
Accrued liability for contingent consideration	1,922	2,585
Accrued commissions	1,316	685
Accrued telecommunications expenses	649	713
Accrued satellite and ground costs	-	373
Other accrued expenses	4,574	3,816
Total accrued expenses	$22,700	$28,164

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$235	$179	$56
Provision	189	293	361
Utilization	(282)	(237)	(238)
Balance at end of period	$142	$235	$179

Noncurrent liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Long-term accrued interest	$451	$457
Asset retirement obligation	1,083	998
Deferred rent	456	579
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,575	1,949
Long-term portion of liability for contingent consideration	-	1,332
Uncertain income tax positions	5,918	5,571
Foreign tax contingencies	4,213	4,994
Total noncurrent liabilities	$13,696	$15,880

10. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.2 million at each of December 31, 2013 and 2012, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2013	2012	2011
General and administrative expenses	$268	$180	$208
Non-cash expenses	548	529	319
Loss on sale of equity issuance	16,373	-	-
Loss on extinguishment of debt related to amendment and restatement of Thermo Loan Agreement	66,088	-	-
Total	$83,277	$709	$527

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

On May 20, 2013, the Company issued 8.00% Notes Issued in 2013 in exchange for 5.75% Notes. As a result of this exchange, the Company entered into the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement (see Note 3 for further discussion). During the second quarter of 2013, Thermo and its affiliates funded $39.0 million in accordance with the Consent Agreement and the Common Stock Purchase Agreement. During the third quarter of 2013, Thermo and its affiliates funded an additional $12.5 million in accordance with the Consent Agreement and the Common Stock Purchase and Option Agreement. During the fourth quarter of 2013, Thermo and its affiliates funded an additional $13.5 million in accordance with the Common Stock Purchase and Option Agreement.

In August 2013, the Company drew the remaining $1.1 million from the interest earned on the contingent equity account and issued 2,133,656 shares of nonvoting common stock to Thermo in October 2013. The value of the 20% discount on the shares issued to Thermo was recorded as a deferred financing cost on the Company’s condensed consolidated balance sheet as of September 30, 2013.

For the year ended December 31, 2013, the Company recognized a loss on the sale of shares of approximately $16.4 million (included in other income/expense on the consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

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

  The terms of the Amended and Restated Loan Agreement with Thermo, the Common Stock Purchase and the Common Stock Purchase and Option Agreement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of these agreements were fair and in the best interests of the Company and its shareholders.

See Note 3 for further discussion of the Company’s 8.00% Notes Issued in 2013, the Amended and Restated Loan Agreement, the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement.

11. PENSIONS AND OTHER EMPLOYEE BENEFITS

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

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets, and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2013	2012
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$18,804	$17,812
Service cost	85	66
Interest cost	671	712
Actuarial (gain) loss	(1,796)	1,133
Benefits paid	(1,079)	(919)
Projected benefit obligation, end of year	$16,685	$18,804
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$11,583	$10,405
Return on plan assets	1,985	1,366
Employer contributions	667	731
Benefits paid	(1,079)	(919)
Fair value of plan assets, end of year	$13,156	$11,583
Funded status, end of year- net liability	$(3,529)	$(7,221)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net periodic benefit cost:
Service cost	$85	$66	$51
Interest cost	671	712	776
Expected return on plan assets	(813)	(739)	(791)
Amortization of unrecognized net actuarial loss	518	583	291
Total net periodic benefit cost	$461	$622	$327

Amounts recognized in balance sheet were as follows (in thousands):

	December 31,
	2013	2012
Amounts recognized:
Funded status recognized in other non-current liabilities	$(3,529)	$(7,221)
Net actuarial loss recognized in accumulated other comprehensive loss	4,484	7,969
Net amount recognized in retained deficit	$955	$748

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Benefit obligation assumptions:
Discount rate	4.80%	3.75%	4.00%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	3.75%	4.00%	5.25%
Expected rate of return on plan assets	7.12%	7.12%	7.50%
Rate of compensation increase	N/A	N/A	N/A

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

	December 31,
	2013	2012
Equity securities	57%	56%
Debt securities	29	33
Other investments	14	11
Total	100%	100%

The fair values of the Company’s pension plan assets as of December 31, 2013 and 2012 by asset category were as follows (in thousands):

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$6,119	$-	$6,119	$-
International equity securities	1,435	-	1,435	-
Fixed income securities	3,749	-	3,749	-
Other	1,853	-	1,853	-
Total	$13,156	$-	$13,156	$-

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$5,189	$-	$5,189	$-
International equity securities	1,297	-	1,297	-
Fixed income securities	3,779	-	3,779	-
Other	1,318	-	1,318	-
Total	$11,583	$-	$11,583	$-

  Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan recognized in accumulated other comprehensive loss was $4.5 million and $7.9 million at December 31, 2013 and 2012, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2014	$981
2015	967
2016	956
2017	946
2018	955
2019 - 2023	4,961

For 2013 and 2012, the Company contributed $0.7 million, respectively, to the Globalstar Plan.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.2 million, $0.1 million and $0.3 million for 2013, 2012, and 2011, respectively. Due to an effort to reduce operating costs, the Company no temporarily suspended its march of contributions for substantially all of its employees beginning in the fourth quarter of 2011. This plan was reinstated for all participating employees during the third quarter of 2013.

12. TAXES

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal tax (benefit)	$-	$-	$-
State tax	240	274	19
Foreign tax	898	139	(128)
Total	1,138	413	(109)
Deferred:
Federal and state tax (benefit)	-	-	-
Foreign tax (benefit)	-	-	-
Total	-	-	-
Income tax expense (benefit)	$1,138	$413	$(109)

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. income (loss)	$(585,801)	$(105,722)	$(46,387)
Foreign income (loss)	(4,177)	(6,063)	(8,646)
Total income (loss) before income taxes	$(589,978)	$(111,785)	$(55,033)

As of December 31, 2013, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $1.1 billion and $179.1 million, respectively. As of December 31, 2012, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $777.9 million and $212.7 million, respectively. The net operating loss carry-forwards expire on various dates beginning in 2013 and ending in 2033.

The Company has not provided United States income taxes and foreign withholding taxes on approximately $8.0 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2013	2012
Federal and foreign net operating loss and credit carry-forwards	$492,839	$361,132
Property and equipment and other long-term assets	53,196	(30,621)
Accruals and reserves	4,240	13,742
Deferred tax assets before valuation allowance	550,275	344,253
Valuation allowance	(550,275)	(344,253)
Net deferred income tax assets	$-	$-

The change in the valuation allowance during 2013 and 2012 was $206.0 million and $40.6 million, respectively. The change in property and equipment and other long-term deferred tax assets was due primarily to the difference in depreciation between tax and book useful lives as the Company placed additional second-generation satellites into service during 2013 and the difference between tax and book treatment of the Company’s debt refinancing activity that occurred during 2013.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision at U.S. statutory rate of 35%	$(206,576)	$(39,125)	$(19,262)
State income taxes, net of federal benefit	(34,923)	(6,070)	(2,764)
Change in valuation allowance	206,022	40,641	121,010
Effect of foreign income tax at various rates	508	759	929
Permanent differences	38,911	(220)	909
Change in unrecognized tax benefit	388	381	(72,040)
Recognition of pre-acquisition losses in Brazil	-	-	(32,702)
Other (including amounts related to prior year tax matters)	(3,192)	4,047	3,811
Total	$1,138	$413	$(109)

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

In January 2012, the Company’s Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2008 and 2009 had been selected for audit. The Canada Revenue Agency is in the process of reviewing the information provided by the Canadian subsidiary.

In December 2013, the Company’s Singapore subsidiary was notified that its income tax returns for the years ended 2009 to 2012 had been selected for audit. The Company’s Singapore subsidiary has submitted the information required by the Inland Revenue Authority of Singapore.

Except for the audits noted above, neither the Company nor any of its subsidiaries are currently under audit by the IRS or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2010 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

 Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of December 31, 2013 and 2012, the Company had recorded a tax liability of $2.2 million and $2.8 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2004 and subsequent years in most of the Company's international tax jurisdictions.

A rollforward of the Company's unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2013	$7,750
Gross increases based on tax positions related to current year	388
Gross decreases based on tax positions related to prior years	(65)
Gross unrecognized tax benefits at December 31, 2013	$8,073

Gross unrecognized tax benefits at January 1, 2012	$7,350
Gross increases based on tax positions related to current year	381
Gross decreases based on tax positions related to prior years	19
Gross unrecognized tax benefits at December 31, 2012	$7,750

The total unrecognized tax benefit of $8.1 million at December 31, 2013 includes $3.8 million which, if recognized, could potentially reduce the effective income tax rate in future periods.

In connection with the FIN 48 adjustment, at December 31, 2013 and 2012, the Company recorded interest and penalties of $1.6 million and $1.2 million, respectively.

It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2013 will not materially change in the next 12 months; any changes are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company.

13. GEOGRAPHIC INFORMATION

The Company attributes equipment revenue to various countries based on the location equipment is sold.  Service revenue is attributed to the various countries based on the Globalstar entity that holds the customer contract.  Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset at a given fiscal year-end, except for the Company’s satellites which are included in the long-lived assets of the United States.  The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Service:
United States	$44,909	$41,139	$36,701
Canada	12,436	10,505	10,684
Europe	4,085	3,132	4,493
Central and South America	2,678	2,287	3,183
Others	536	405	336
Total service revenue	64,644	57,468	55,397
Subscriber equipment:
United States	11,284	12,899	11,103
Canada	3,913	3,654	3,524
Europe	1,708	1,297	1,456
Central and South America	1,094	798	1,046
Others	68	202	301
Total subscriber equipment revenue	18,067	18,850	17,430
Total revenue	$82,711	$76,318	$72,827

	December 31,
	2013	2012
Long-lived assets:
United States	$1,164,358	$1,209,374
Canada	247	277
Europe	408	474
Central and South America	3,595	3,463
Others	1,177	1,568
Total long-lived assets	$1,169,785	$1,215,156

14. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”) and to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2013 and 2012, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 15,873,930 and 13,677,972, respectively.

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

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	Less than 1 - 2%	Less than 1 - 1%	Less than 1 - 2%
Expected term of options (years)	2 - 6	1 - 5	1 - 6
Volatility	72 - 115%	80 - 103%	80 - 103%
Weighted average grant-date fair value per share	$0.70	$0.39	$0.44

The following table represents the Company’s stock option activity for the year ended December 31, 2013:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2013	8,251,530	$0.86
Granted	2,896,300	1.07
Exercised	(2,621,425)	0.72
Forfeited	(289,550)	0.72
Outstanding at December 31, 2013	8,236,855	0.98

Exercisable at December 31, 2013	5,064,241	$0.75

The following table summarizes the aggregate intrinsic value of stock options exercised during the years indicated below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Intrinsic value of stock options exercised	$2,263	$78	$2

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Net cash proceeds during the year ended December 31, 2013 from the exercise of stock options were $1.9 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2013 was $7.0 million with a remaining contractual life of 6.5 years. The aggregate intrinsic value of all vested stock options at December 31, 2013 was $4.7 million with a remaining contractual life of 6.8 years.

The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2013:

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested stock options at January 1, 2013	3,194,533	$0.38
Granted	2,896,300	0.65
Vested	(2,860,824)	0.32
Forfeited	(73,250)	0.38
Nonvested stock options at December 31, 2013	3,156,759	0.72

The following table presents compensation expense related to stock options for the years indicated below (in millions):

	Year Ended December 31,
	2013	2012	2011
Total compensation expense, net of tax	$0.5	$0.7	$1.3

As of December 31, 2013, there was approximately $1.8 million of unrecognized compensation expense related to nonvested stock options outstanding to be recognized over a weighted-average period of 1.6 years.

  The Company adjusts its estimates of expected equity awards forfeitures based upon its review of recent forfeiture activity and expected future employee turnover. The Company considers the impact of both pre-vesting forfeitures and post-vesting cancellations for purposes of evaluating forfeiture estimates. The effect of adjusting the forfeiture rate is recognized in the period in which the forfeiture estimate is changed.

 Nonstatutory Stock Options

In October 2011, the Company granted to certain Eligible Participants nonstatutory stock options for 2,710,000 shares of common stock and 273,000 restricted shares that vest and become exercisable on the earlier of (i) the first trading day after the Company's common stock shall have traded on the then-applicable national or regional securities exchange or market system constituting the primary market for the stock, as reported in The Wall Street Journal, or such other source as the Company deems reliable, including without limitation if then-applicable, the NASDAQ Stock Market, for more than ten consecutive trading days at or above a per-share closing price of $2.50 or (ii) the day that a binding written agreement is signed for the sale of the Company, as determined by the Company's board of directors in its discretion reasonably exercised.

In July 2013, the Compensation Committee of the Company's Board of Directors modified this award to revise the vesting terms from $2.50 to $0.80. As a result of this modification, the Company's incremental compensation cost was approximately $0.6 million.

In September 2013, the Company's stock price traded for more than ten consecutive trading days above a price per-share closing price of $0.80, which resulted in immediate vesting of these options. The Company recognized the remaining unamortized compensation cost related to immediate vesting of these options of approximately $0.8 million in the third quarter of 2013.

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

	Year Ended December 31,
	2013	2012	2011
Weighted average grant-date fair value	$1.06	$0.71	$0.82

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2013:

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2013	617,787	$0.72
Granted	1,458,849	1.06
Vested	(1,437,779)	0.64
Forfeited	(5,267)	1.14
Nonvested at December 31, 2013	633,590	$1.68

The following table represents the compensation expense related to restricted stock for the years indicated below (in millions):

	Year Ended December 31,
	2013	2012	2011
Total compensation expense, net of tax	$-	$-	$0.4

During 2013 and 2012, the Company recognized less than $0.1 million of stock award expense as the current period compensation expense was offset primarily by the effect of forfeitures in each respective year. As of December 31, 2013, there was approximately 1.0 million of unrecognized compensation expense related to unvested restricted stock outstanding to be recognized over a weighted-average period of 1.7 years.

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

For each of the years ended December 31, 2013 and 2012, the Company received $0.4 million and $0.2 million related to shares issued under this plan, respectively. For the years ended December 31, 2013 and 2012, the Company recorded compensation expense of approximately $0.2 million and $0.1 million, respectively, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 2,323,025 shares through December 31, 2013 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2013	2012
Risk-free interest rate	Less than 1%	Less than 1%
Expected term of options (months)	6	6
Volatility	80 - 107%	80 -103%
Weighted average grant-date fair value per share	$0.21	$0.16

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2013	2012
Accumulated minimum pension liability adjustment	$(4,484)	$(7,969)
Accumulated net foreign currency translation adjustment	5,355	6,211
Total accumulated other comprehensive income (loss)	$871	$(1,758)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

16. HEADQUARTERS RELOCATION

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

Since announcing its relocation, the Company has incurred qualifying relocation expenses. Under the terms of the agreement, the Company was reimbursed a total of $4.2 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through December 31, 2013. LED will continue to reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement.

If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. Due to a plan to improve its cost structure by reducing headcount, the Company has projected that it will not meet the required payroll levels set forth in the agreement. As of December 31, 2013, the estimated impact of the payroll shortfall in future years is approximately $1.2 million. This liability is included in current and non-current liabilities in the Company’s consolidated balance sheet.

17. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s issuance of the 8.00% Notes issued in 2013 and the 5.0% Notes, certain of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the 8.00% Notes Issued in 2013 and the 5.0% Notes. On November 7, 2013, the remaining principal amount of the 5.0% Notes was converted. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

Globalstar, Inc.

Supplemental Consolidating Balance Sheet

As of December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,935	$676	$3,797	$-	$17,408
Restricted cash	-	-	-	-	-
Accounts receivable	5,925	5,022	4,602	174	15,723
Intercompany receivables	651,251	414,508	18,280	(1,084,039)	-
Inventory	1,161	14,375	16,281	-	31,817
Advances for inventory	9,287	28	44	-	9,359
Prepaid expenses and other current assets	4,316	311	2,432	-	7,059
Total current assets	684,875	434,920	45,436	(1,083,865)	81,366
Property and equipment, net	1,152,734	11,621	6,889	(1,459)	1,169,785
Restricted cash	37,918	-	-	-	37,918
Intercompany notes receivable	13,629	-	4,285	(17,914)	-
Investment in subsidiaries	(209,592)	7,242	-	202,350	-
Deferred financing costs	76,436	-	-	-	76,436
Intangible and other assets, net	3,964	1,028	2,125	(14)	7,103
Total assets	$1,759,964	$454,811	$58,735	$(900,902)	$1,372,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,046	$-	$-	$-	$4,046
Accounts payable	9,906	2,041	2,680	-	14,627
Accrued contract termination charge	24,133	-	-	-	24,133
Accrued expenses	6,160	8,203	8,337	-	22,700
Intercompany payables	435,707	521,763	128,496	(1,085,966)	-
Payables to affiliates	202	-	-	-	202
Derivative liabilities	57,048	-	-	-	57,048
Deferred revenue	1,843	13,094	2,347	-	17,284
Total current liabilities	539,045	545,101	141,860	(1,085,966)	140,040
Long-term debt, less current portion	665,236	-	-	-	665,236
Employee benefit obligations	3,529	-	-	-	3,529
Intercompany notes payable	-	-	15,772	(15,772)	-
Derivative liabilities	405,478	-	-	-	405,478
Deferred revenue	6,583	496			7,079
Debt restructuring fees	20,795	-	-	-	20,795
Other non-current liabilities	2,543	297	10,856	-	13,696
Total non-current liabilities	1,104,164	793	26,628	(15,772)	1,115,813
Stockholders’ equity	116,755	(91,083)	(109,753)	200,836	116,755
Total liabilities and stockholders’ equity	$1,759,964	$454,811	$58,735	$(900,902)	$1,372,608

Globalstar, Inc.

Supplemental Consolidating Balance Sheet

As of December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,220	$251	$1,321	$-	$11,792
Restricted cash	46,777	-	-	-	46,777
Accounts receivable	3,814	4,875	5,255	-	13,944
Intercompany receivables	613,426	411,764	5,534	(1,030,724)	-
Inventory	262	6,966	34,953	-	42,181
Deferred financing costs	34,622	-	-	-	34,622
Prepaid expenses and other current assets	2,177	388	2,668	-	5,233
Total current assets	711,298	424,244	49,731	(1,030,724)	154,549
Property and equipment, net	1,095,973	31,382	86,762	1,039	1,215,156
Restricted cash	-	-	-	-	-
Intercompany notes receivable	15,783	-	1,800	(17,583)	-
Investment in subsidiaries	(144,323)	(8,232)	-	152,555	-
Deferred financing costs	16,883	-	-	-	16,883
Advances for inventory	9,158	-	-	-	9,158
Intangible and other assets, net	3,991	1,781	2,273	(16)	8,029
Total assets	$1,708,763	$449,175	$140,566	$(894,729)	$1,403,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$655,874	$-	$-	$-	$655,874
Accounts payable	12,055	2,410	21,220	-	35,685
Accrued contract termination charge	23,166	-	-	-	23,166
Accrued expenses	6,492	9,798	11,874	-	28,164
Intercompany payables	377,526	494,686	156,166	(1,028,378)	-
Payables to affiliates	230	-	-	-	230
Deferred revenue	4,576	12,674	791	-	18,041
Total current liabilities	1,079,919	519,568	190,051	(1,028,378)	761,160
Long-term debt, less current portion	95,155	-	-	-	95,155
Employee benefit obligations	7,221	-	-	-	7,221
Intercompany notes payable	-	-	16,683	(16,683)	-
Derivative liabilities	25,175	-	-	-	25,175
Deferred revenue	4,306	334	-	-	4,640
Other non-current liabilities	2,443	2,233	11,204	-	15,880
Total non-current liabilities	134,300	2,567	27,887	(16,683)	148,071
Stockholders’ equity	494,544	(72,960)	(77,372)	150,332	494,544
Total liabilities and stockholders’ equity	$1,708,763	$449,175	$140,566	$(894,729)	$1,403,775

Globalstar, Inc.

Supplemental Consolidating Statement of Operations

Year Ended December 31, 2013

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$69,250	$10,695	$18,536	$(33,837)	$64,644
Subscriber equipment sales	87	13,704	15,452	(11,176)	18,067
Total revenue	69,337	24,399	33,988	(45,013)	82,711
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	10,498	10,559	9,062	91	30,210
Cost of subscriber equipment sales	-	10,860	16,319	(13,556)	13,623
Cost of subscriber equipment sales - reduction in the value of inventory	-	1,300	4,494	-	5,794
Marketing, general and administrative	5,929	15,109	13,620	(4,770)	29,888
Depreciation, amortization, and accretion	72,456	21,286	24,103	(27,253)	90,592
Total operating expenses	88,883	59,114	67,598	(45,488)	170,107
Loss from operations	(19,546)	(34,715)	(33,610)	475	(87,396)
Other income (expense):
Loss on extinguishment of debt	(109,092)	-	-	-	(109,092)
Loss on equity issuance	(16,701)	-	-	-	(16,701)
Interest income and expense, net of amounts capitalized	(66,688)	(42)	(1,096)	(2)	(67,828)
Derivative gain (loss)	(305,999)	-	-	-	(305,999)
Equity in subsidiary earnings	(69,790)	(7,242)	-	77,032	-
Other	(3,097)	(257)	209	183	(2,962)
Total other income (expense)	(571,367)	(7,541)	(887)	77,213	(502,582)
Loss before income taxes	(590,913)	(42,256)	(34,497)	77,688	(589,978)
Income tax expense (benefit)	203	37	898	-	1,138
Net (loss) income	$(591,116)	$(42,293)	$(35,395)	$77,688	$(591,116)

Globalstar, Inc.

Supplemental Consolidating Statement of Operations

Year Ended December 31, 2012

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$48,845	$44,208	$15,729	$(51,314)	$57,468
Subscriber equipment sales	825	15,225	7,855	(5,055)	18,850
Total revenue	49,670	59,433	23,584	(56,369)	76,318
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	12,061	9,467	8,762	(219)	30,071
Cost of subscriber equipment sales	292	11,827	7,560	(6,399)	13,280
Cost of subscriber equipment sales - reduction in the value of inventory	-	1,274	123	-	1,397
Marketing, general and administrative	2,874	16,860	12,288	(4,526)	27,496
Reduction in the value of long-lived assets	79	7,139	-	-	7,218
Contract termination charge	22,048	-	-	-	22,048
Depreciation, amortization, and accretion	49,132	48,869	17,308	(45,508)	69,801
Total operating expenses	86,486	95,436	46,041	(56,652)	171,311
Loss from operations	(36,816)	(36,003)	(22,457)	283	(94,993)
Other income (expense):
Interest income and expense, net of amounts capitalized	(19,744)	(10)	(1,731)	(1)	(21,486)
Derivative gain (loss)	6,974	-	-	-	6,974
Equity in subsidiary earnings	(60,302)	10,237	-	50,065	-
Other	(2,078)	(141)	16	(77)	(2,280)
Total other income (expense)	(75,150)	10,086	(1,715)	49,987	(16,792)
Loss before income taxes	(111,966)	(25,917)	(24,172)	50,270	(111,785)
Income tax expense (benefit)	232	41	140	-	413
Net (loss) income	$(112,198)	$(25,958)	$(24,312)	$50,270	$(112,198)

Globalstar, Inc.

Supplemental Consolidating Statement of Operations

Year Ended December 31, 2011

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$30,904	$28,850	$16,102	$(20,459)	$55,397
Subscriber equipment sales	790	13,115	7,619	(4,094)	17,430
Total revenue	31,694	41,965	23,721	(24,553)	72,827
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	18,149	10,066	13,427	(3,779)	37,863
Cost of subscriber equipment sales	723	9,913	5,636	(4,345)	11,927
Cost of subscriber equipment sales - reduction in the value of inventory	-	1,254	7,572	-	8,826
Marketing, general and administrative	4,161	20,334	9,324	-	33,819
Reduction in the value of long-lived assets	1,074	2,453	51	-	3,578
Contract termination charge	-	-	-	-	-
Depreciation, amortization, and accretion	24,298	28,006	14,589	(16,844)	50,049
Total operating expenses	48,405	72,026	50,599	(24,968)	146,062
Loss from operations	(16,711)	(30,061)	(26,878)	415	(73,235)
Other income (expense):
Interest income and expense, net of amounts capitalized	(2,713)	(5)	(2,099)	8	(4,809)
Derivative gain (loss)	23,839	-	-	-	23,839
Equity in subsidiary earnings	(59,466)	9,392	-	50,074	-
Other	145	(76)	(783)	(114)	(828)
Total other income (expense)	(38,195)	9,311	(2,882)	49,968	18,202
Loss before income taxes	(54,906)	(20,750)	(29,760)	50,383	(55,033)
Income tax expense (benefit)	18	1	(128)	-	(109)
Net (loss) income	$(54,924)	$(20,751)	$(29,632)	$50,383	$(54,924)

Globalstar, Inc.

Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2013

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(10,789)	$1,524	$2,803	$-	$(6,462)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(43,693)	-	-	-	(43,693)
Property and equipment additions	-	(1,099)	(552)	-	(1,651)
Investment in businesses	(634)	-	-	-	(634)
Restricted Cash	8,859	-	-	-	8,859
Net cash from investing activities	(35,468)	(1,099)	(552)		(37,119)

Cash flows from financing activities:
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	-	-	-	(13,544)
Payments for 5.75% Notes not exchanged	(6,250)	-	-	-	(6,250)
Payments to lenders and other fees associated with exchange	(2,482)	-	-	-	(2,482)
Proceeds from equity issuance to related party	65,000	-	-	-	65,000
Proceeds from issuance of stock to Terrapin	6,000	-	-	-	6,000
Proceeds from exercise of warrants and stock options	15,414			-	15,414
Borrowings from Facility Agreement	672	-	-	-	672
Proceeds from contingent equity account	1,071	-	-	-	1,071
Payment of deferred financing costs	(16,909)			-	(16,909)
Net cash provided by financing activities	48,972	-	-	-	48,972
Effect of exchange rate changes on cash and cash equivalents	-	-	225	-	225
Net increase (decrease) in cash and cash equivalents	2,715	425	2,476	-	5,616
Cash and cash equivalents at beginning of period	10,220	251	1,321	-	11,792
Cash and cash equivalents at end of period	$12,935	$676	$3,797	$-	$17,408

Globalstar, Inc.

Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2012

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$7,720	$61	$(907)	$-	$6,874

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(56,679)	-	-	-	(56,679)
Property and equipment additions	-	(397)	(384)	-	(781)
Investment in businesses	(550)	-	-	-	(550)
Net cash from investing activities	(57,229)	(397)	(384)	-	(58,010)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	244	-	-	-	244
Borrowings from Facility Agreement	7,375	-	-	-	7,375
Proceeds from Contingent Equity Agreement	45,800	-	-	-	45,800
Payment of deferred financing costs	(1,033)	-	-	-	(1,033)
Net cash provided by financing activities	52,386	-	-	-	52,386
Effect of exchange rate changes on cash and cash equivalents	-	-	591	-	591
Net increase (decrease) in cash and cash equivalents	2,877	(336)	(700)	-	1,841
Cash and cash equivalents at beginning of period	7,343	587	2,021	-	9,951
Cash and cash equivalents at end of period	$10,220	$251	$1,321	$-	$11,792

Globalstar, Inc.

Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2011

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(10,758)	$3,819	$1,445	$(9)	$(5,503)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(85,589)	-	-	-	(85,589)
Property and equipment additions	-	(2,466)	(137)	9	(2,594)
Investment in businesses	(800)	-	-	-	(800)
Restricted cash	(10,436)	-	-	-	(10,436)
Net cash from investing activities	(96,825)	(2,466)	(137)	9	(99,419)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	525	-	-	-	525
Borrowings from Facility Agreement	18,659	-	-	-	18,659
Proceeds from the issuance of 5.0% convertible notes	38,000	-	-	-	38,000
Proceeds from the contribution to the debt service reserve account	12,500	-	-	-	12,500
Proceeds from Contingent Equity Agreement	14,200				14,200
Payment of deferred financing costs	(1,246)	-	-	-	(1,246)
Net cash provided by financing activities	82,638	-	-	-	82,638
Effect of exchange rate changes on cash and cash equivalents	-	-	(782)	-	(782)
Net increase (decrease) in cash and cash equivalents	(24,945)	1,353	526	-	(23,066)
Cash and cash equivalents at beginning of period	32,288	(766)	1,495	-	33,017
Cash and cash equivalents at end of period	$7,343	$587	$2,021	$-	$9,951

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share data):

	Quarter Ended
2013	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$19,333	$19,835	$22,549	$20,994
Net loss	$(25,078)	$(126,272)	$(204,969)	$(234,797)
Basic loss per common share	$(0.05)	$(0.25)	$(0.30)	$(0.36)
Diluted loss per common share	$(0.05)	$(0.25)	$(0.30)	$(0.36)
Shares used in basic per share calculations	472,187	496,169	673,546	779,483
Shares used in diluted per share calculations	472,187	496,169	673,546	779,483

	Quarter Ended
2012	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$16,738	$19,981	$20,537	$19,062
Net loss	$(24,525)	$(27,533)	$(41,188)	$(18,952)
Basic loss per common share	$(0.07)	$(0.07)	$(0.10)	$(0.05)
Diluted loss per common share	$(0.07)	$(0.07)	$(0.10)	$(0.05)
Shares used in basic per share calculations	357,418	379,433	392,344	424,180
Shares used in diluted per share calculations	357,418	379,433	392,344	424,180

	Quarter Ended
2011	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Total revenue	$18,254	$18,999	$18,187	$17,387
Net loss	$(6,466)	$(14,068)	$(681)	$(33,709)
Basic loss per common share	$(0.02)	$(0.05)	$(0.00)	$(0.11)
Diluted loss per common share	$(0.02)	$(0.05)	$(0.00)	$(0.11)
Shares used in basic per share calculations	293,053	294,963	295,513	312,867
Shares used in diluted per share calculations	293,053	294,963	295,513	312,867

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2013, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of December 31, 2013 our internal control over financial reporting was not effective, at a reasonable assurance level, due to the material weakness described below in Management’s Annual Report on Internal Control Over Financial Reporting. This material weakness resulted from a clerical error in one of our non-cash derivative valuation calculations, which was performed by an independent valuation firm.

In light of this issue, we performed additional analysis and procedures to ensure our financial statements were prepared in accordance with U.S. generally accepted accounting principles. We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position, results of operations, and cash flows as of and for the year ended December 31, 2013.

(b)	Changes in internal control over financial reporting.

As of December 31, 2013, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting, except as noted above with respect to the non-cash derivative valuation.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company, including the Principal Executive and Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the Consolidated Financial Statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 1992 by COSO. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, the Company identified a material weakness in its internal control over financial reporting as of December 31, 2013 as it relates to an outsourced control performed by an independent valuation firm engaged to calculate the valuation of our non-cash embedded derivative liabilities at each reporting period. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management outsources the calculation of the value of its derivative liabilities to an independent valuation firm, including the internal controls over the calculation and related review procedures. The fair value of the Company’s compound embedded derivative liabilities is marked-to-market at the end of each reporting period based primarily upon the change in our stock price during each reporting period. The fair value is determined using a Monte Carlo simulation model. During the preparation of the Company’s financial statements, management became aware of a clerical error made by the Company’s independent valuation firm in the model used to calculate the fair value of one of the Company’s derivative liabilities as of December 31, 2013. This error relates only to the December 31, 2013 calculation and was corrected before the Company issued its December 31, 2013 Consolidated Financial Statements. The Company's management has assessed the effect of the error on the Company's internal control over financial reporting and has determined that a material weakness exists with respect to the precision of its controls around the review of the December 31, 2013 derivative valuation. The valuation of this derivative impacts Derivative Liabilities on the Consolidated Balance Sheet and Derivative Gain (Loss) on the Consolidated Statement of Operations. This calculation has no impact on the key performance indicators that are reviewed by management and users of the financial statements to analyze the financial performance of the business, including but not limited to, operating income or EBITDA. The change in derivative valuation between reporting dates represents a non-cash item in our financial statements. See Note 4 for further information related to the nature of the various embedded derivative instruments and Note 5 for the fair value measurements of these embedded derivatives.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by Crowe Horwath LLP, an independent registered accounting firm, as stated in their report, which appears herein.

Remediation Plan

In order to remediate the material weakness described above, the Company is undertaking the following steps. It will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

•	Updates have been made to the valuation model to correct the identified error.
•	Additional analysis and review procedures will be performed by the independent valuation firm and discussed with management.

Item 9B. Other Information

Not applicable.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC, and "Item 1. Business - Additional Information" in this Report.

 Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2013 and 2012
Consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011
Consolidated statements of comprehensive loss for the years ended December 31, 2013, 2012, and 2011
Consolidated statements of stockholders’ equity for the years ended December 31, 2013, 2012, and 2011
Consolidated statements of cash flows for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

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

GLOBALSTAR, INC.

	By:	/s/ James Monroe III
Date: March 10, 2014		James Monroe III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2014.

Signature	Title

/s/ James Monroe III	Chief Executive Officer and Chairman of the Board
James Monroe III	(Principal Executive and Financial Officer)

/s/ Rebecca S. Clary	Chief Accounting Officer and Corporate Controller
Rebecca S. Clary

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ John Kneuer
John Kneuer	Director

/s/ J. Patrick McIntyre
J. Patrick McIntyre	Director

/s/ Richard S. Roberts
Richard S. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Asset Purchase Agreement among Axonn L.L.C., Spot LLC and Globalstar, Inc. dated December 18, 2009 (Exhibit 2.2 to Form 10-K filed March 12, 2010)

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.3*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.4*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.5*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.6*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.7*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

4.8*	Third Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 14, 2011 (Exhibit 4.1 to Form 8-K/A filed June 21, 2011)

4.9*	Form of 5.0% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K/A filed June 21, 2011)

4.10*	Guaranty Agreement dated as of June 14, 2011 by and among Globalstar, Inc. Certain Subsidiaries of Globalstar, Inc. as Subsidiary Guarantors, in favor of U.S. Bank, National Association, as Trustee (Exhibit 4.3 to Form 8-K/A filed June 21, 2011)

4.11*	Form of Warrant issued with the 5.0% Senior Unsecured Convertible Notes (Exhibit 4.4 to Form 8-K/A filed June 21, 2011)

4.12*	Registration Rights Agreement dated as of December 28, 2012 between Globalstar, Inc. and Terrapin Opportunity, L.P. (Exhibit 4.1 to Form 8-K filed January 2, 2013)
4.13*	Fourth Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of May 20, 2013, including Form of Global 8% Convertible Senior Note due 2028 (Exhibit 4.1 to Form 8-K filed May 20, 2013)

10.1*†	Satellite Products Supply Agreement by and between QUALCOMM Incorporated and New Operating Globalstar LLC dated as of April 13, 2004 (Exhibit 10.6 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.2*†	Amendment No. 1 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.7 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.3*†	Amendment No. 2 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of May 25, 2005 (Exhibit 10.8 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.4*†	Amendment No. 3 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar LLC dated as of September 30, 2005 (Exhibit 10.9 to Form S-1, Amendment No. 4, filed October 17, 2006)

10.5*	Amendment No. 4 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of August 15, 2006 (Exhibit 10.5 to Form 10-K filed March 31, 2009)

10.6*†	Amendment No. 5 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated and Globalstar, Inc. dated as of November 20, 2007 (Exhibit 10.6 to Form 10-K filed March 31, 2009)

10.7*	Amendment No. 6 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of November 20, 2007 (Exhibit 10.7 to Form 10-K filed March 31, 2009)

10.8*†	Amendment No. 7 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of October 27, 2008 (Exhibit 10.8 to Form 10-K filed March 31, 2009)

10.9*†	Amendment No. 8 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of August 12, 2009 (Exhibit 10.4 to Form 10-Q filed May 7, 2010)

10.10*†	Amendment No. 9 to Satellite Products Supply Agreement by and between QUALCOMM Incorporated, Globalstar, Inc. and Globalstar Canada Satellite Company dated as of February 24, 2010 (Exhibit 10.5 to Form 10-Q filed May 7, 2010)

10.11*†	Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space dated June 3, 2009 (Exhibit 10.2 to Form 10-Q filed August 10, 2009)

10.12*†	Amendment No.1 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.10 to Form 10-K filed March 12, 2010)

10.13*†	Amendment No.2 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated January 18, 2010 (Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.14*	Amendment No.3 to Amended and Restated Satellite Construction Contract between Globalstar, Inc. and Thales Alenia Space France dated August 23, 2010 (Exhibit 10.14 to Form 10-K filed March 31, 2011)

10.15*†	Control Network Facility Construction Contract by and between Alcatel Alenia Space France and Globalstar, Inc. dated March 22, 2007 (Exhibit 10.1 to Form 10-Q filed May 15, 2007)

10.16*†	Amended and Restated Launch Services Agreement by and between Globalstar, Inc. and Arianespace dated March 9, 2010 (Exhibit 10.1 to Form 10-Q filed May 7, 2010)

10.17*	Share Lending Agreement by and among Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.2 to Form 8-K filed April 16, 2008)

10.18*

Amendment No. 1 to Share Lending Agreement between Globalstar, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 10, 2008 (Exhibit 10.5 to Form 10-Q filed March 31, 2009)

10.19*	Share Lending Termination Agreement by and among Globalstar, Inc. and Merrill Lynch International dated as of July 3, 2013 (Exhibit 10.5 to Form 10-Q filed November 14, 2013)

10.20*	Pledge and Escrow Agreement by and among Globalstar, Inc., U.S. Bank, National Association as Trustee, and U.S. Bank, National Association as Escrow Agent dated April 15, 2008 (Exhibit 10.1 to Form 8-K filed April 16, 2008)

10.21*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.22*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.23*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.24*†	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.25* †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011 (Exhibit 10.24 to Form 10-K filed March 13, 2012)

10.26* †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011 (Exhibit 10.25 to Form 10-K/A filed June 25, 2012)

10.27 *†	Amendment No. 7 to Contract between Globalstar and Hughes Network Systems LLC dated as of February 1, 2012 (Exhibit 10.1 to Form 10-Q filed May 10, 2012)

10.28*†	Letter Agreement dated March 30, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.2 to Form 10-Q filed May 10, 2012)

10.29*†	Letter Agreement dated June 26, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.1 to Form 10-Q filed August 9, 2012)

10.30*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated September 27, 2012 (Exhibit 10.2 to Form 10-Q filed November 14, 2012)

10.31*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated December 20, 2012 (Exhibit 10.30 to Form 10-K filed March 15, 2013)
10.32*†	Amendment No. 9 to Contract between Globalstar and Hughes Network Systems LLC dated as of January 18, 2013 (Exhibit 10.1 to Form 10-Q filed May 10, 2013)
10.33*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated March 26, 2013 (Exhibit 10.4 to Form 10-Q filed May 10, 2013)
10.34*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated June 28, 2013 (Exhibit 10.2 to Form 10-Q filed August 14, 2013)
10.35*	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated August 7, 2013 (Exhibit 10.8 to Form 10-Q filed November 14, 2013)
10.36*†	Amendment No. 10 to Contract between Globalstar and Hughes Network Systems LLC dated as of August 7, 2013 (Exhibit 10.9 to Form 10-Q filed November 14, 2013)
10.37	Amendment No. 11 to Contract between Globalstar and Hughes Network Systems LLC dated as of December 17, 2013
10.38*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.39*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2008 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.40* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.41* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.42*†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of October 31, 2011 (Exhibit 10.30 to Form 10-K filed March 13, 2012)

10.43*†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011 (Exhibit 10.31 to Form 10-K filed March 13, 2012)

10.44*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of March 8, 2012 (Exhibit 10.3 to Form 10-Q filed May 10, 2012)

10.45*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of July 23, 2012 (Exhibit 10.2 to Form 10-Q filed August 9, 2012)

10.46*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of January 30, 2013 (Exhibit 10.3 to Form 10-Q filed May 10, 2013)
10.47*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of June 20, 2013 (Exhibit 10.1 to Form 10-Q filed August 14, 2013)
10.48*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of September 1, 2013 (Exhibit 10.7 to Form 10-Q filed November 14, 2013)

10.49*	Contingent Equity Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of June 19, 2009 (Exhibit 10.4 to Form 10-Q filed August 10, 2009)

10.50*	Registration Rights Agreement dated June 14, 2011 (Exhibit 10.3 to Form 8-K/A filed June 21, 2011)

10.51*	Common Stock Purchase Agreement by and between Globalstar, Inc. and Terrapin Opportunity, L.P. dated December 28, 2012 (Exhibit 10.1 to Form 8-K filed January 2, 2013)

10.52*	Engagement Agreement dated as of December 28, 2012 between Globalstar, Inc. and Financial West group (Exhibit 10.2 to Form 8-K filed January 2, 2013)

10.53*

Equity Commitment, Restructuring Support and Consent Agreement by and among Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas, as facility agent, security agent and Chef de File under the COFACE Facility Agreement dated as of June 5, 2009, and the Lenders who are parties to the Facility, dated as of May 20, 2013

(Exhibit 10.1 to Form 8-K filed May 20, 2013)

10.54*	Exchange Agreement by and among Globalstar, Inc. and certain exchanging note holders dated as of May 20, 2013 (Exhibit 10.2 to Form 8-K filed May 20, 2013)
10.55*	Common Stock Purchase Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of May 20, 2013 (Exhibit 10.3 to Form 8-K filed May 20, 2013)
10.56*

Global Deed of Amendment and Restatement between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and Lenders party to the COFACE Facility Agreement dated as of June 5, 2009, dated as of July 31, 2013 (Exhibit 10.1 to Form 8-K filed August 22, 2013)

10.57*

Deed of Amendment in respect of the Global Deed of Amendment and Restatement between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and Lenders party to the COFACE Facility Agreement dated as of June 5, 2009, dated as of July 31, 2013, dated as of August 21, 2013 (Exhibit 10.2 to Form 8-K filed August 22, 2013)

10.58*

Amended and Restated COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial effective August 21, 2013 (Exhibit 10.3 to Form 8-K filed August 22, 2013)

10.59*	Amended and Restated Loan Agreement between Globalstar, Inc., and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Form 8-K filed August 22, 2013)
10.60	Common Stock Purchase and Option Agreement by and among Globalstar, Inc., Thermo Funding Company LLC, and Thermo Funding II LLC dated as of October 14, 2013

Executive Compensation Plans and Agreements

10.61*	Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Annex A to Definitive Proxy Statement filed March 31, 2008)

10.62*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.63*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.64*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.65*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.66*†	2013 Key Employee Cash Bonus Plan (Exhibit 10.3 to Form 10-Q filed August 14, 2013)

10.67*	Letter Agreement with Frank Bell dated as of September 25, 2012 (Exhibit 10.4 to Form 10-Q/A filed April 9, 2013)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe Horwath LLP

24.1	Power of Attorney (included as part of signature page)

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

