Form 10-Q
period 2014-03-31
Globalstar, Inc.
filed 2014-05-08
CIK 1366868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, 664,833,279 shares of voting common stock and 209,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Revenue:
Service revenues	$16,249	$15,390
Subscriber equipment sales	4,287	3,943
Total revenue	20,536	19,333
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,938	7,527
Cost of subscriber equipment sales	3,072	2,940
Marketing, general, and administrative	7,769	6,924
Depreciation, amortization, and accretion	23,332	20,332
Total operating expenses	41,111	37,723
Loss from operations	(20,575)	(18,390)
Other income (expense):
Loss on extinguishment of debt	(10,195)	-
Interest income and expense, net of amounts capitalized	(10,921)	(7,752)
Derivative gain (loss)	(209,370)	525
Other	713	642
Total other income (expense)	(229,773)	(6,585)
Loss before income taxes	(250,348)	(24,975)
Income tax expense	193	103
Net loss	$(250,541)	$(25,078)
Loss per common share:
Basic	$(0.29)	$(0.05)
Diluted	(0.29)	(0.05)
Weighted-average shares outstanding:
Basic	849,321	472,187
Diluted	849,321	472,187

Comprehensive loss	$(251,776)	$(25,648)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,595	$17,408
Accounts receivable, net of allowance of $4,236 and $7,419, respectively	15,886	15,723
Inventory	29,521	31,817
Advances for inventory	9,359	9,359
Prepaid expenses and other current assets	7,415	7,059
Total current assets	81,776	81,366
Property and equipment, net	1,149,357	1,169,785
Restricted cash	37,918	37,918
Deferred financing costs	73,313	76,436
Intangible and other assets, net	7,628	7,103
Total assets	$1,349,992	$1,372,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,046	$4,046
Accounts payable, including contractor payables of $6,576 and $7,665, respectively	13,389	14,627
Accrued contract termination charge	24,106	24,133
Accrued expenses	26,073	22,700
Payables to affiliates	232	202
Derivative liabilities	92,845	57,048
Deferred revenue	18,366	17,284
Total current liabilities	179,057	140,040
Long-term debt, less current portion	660,212	665,236
Employee benefit obligations	3,448	3,529
Derivative liabilities	539,032	405,478
Deferred revenue	6,979	7,079
Debt restructuring fees	20,795	20,795
Other non-current liabilities	14,745	13,696
Total non-current liabilities	1,245,211	1,115,813

Commitments and contingent liabilities (Notes 7 and 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2014 and December 31, 2013:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 645,445,120 and 535,883,461 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	64	54
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 209,008,656 and 309,008,656 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	21	31
Additional paid-in capital	1,135,582	1,074,837
Accumulated other comprehensive income (loss)	(364)	871
Retained deficit	(1,209,579)	(959,038)
Total stockholders’ equity	(74,276)	116,755
Total liabilities and stockholders’ equity	$1,349,992	$1,372,608

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows provided by (used in) operating activities:
Net loss	$(250,541)	$(25,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	23,332	20,332
Change in fair value of derivative assets and liabilities	209,370	(525)
Stock-based compensation expense	628	236
Amortization of deferred financing costs	2,541	2,070
Provision for bad debts	597	482
Noncash interest and accretion expense	4,078	2,735
Loss on extinguishment of debt	10,195	-
Other, net	864	283
Unrealized foreign currency gain	(1,090)	(701)
Changes in operating assets and liabilities:
Accounts receivable	(865)	(1,016)
Inventory	2,087	2,109
Prepaid expenses and other current assets	(695)	(89)
Other assets	(629)	(4,988)
Accounts payable and accrued expenses	2,897	4,022
Payables to affiliates	30	29
Other non-current liabilities	(119)	(330)
Deferred revenue	1,119	(104)
Net cash provided by (used in) operating activities	3,799	(533)
Cash flows provided by (used in) investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(1,366)	(17,569)
Property and equipment additions	(428)	(239)
Restricted cash proceeds	-	8,625
Net cash used in investing activities	(1,794)	(9,183)
Cash flows provided by (used in) financing activities
Payments of deferred financing costs	(164)	(489)
Proceeds from exercise of stock options	310	-
Net cash provided by (used in) financing activities	146	(489)
Effect of exchange rate changes on cash	36	(287)
Net increase (decrease) in cash and cash equivalents	2,187	(10,492)
Cash and cash equivalents, beginning of period	17,408	11,792
Cash and cash equivalents, end of period	$19,595	$1,300
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	29	28
Supplemental disclosure of non-cash financing and investing activities:
Increase in non-cash capitalized accrued interest for second-generation satellites and ground costs	445	1,602
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	642	2,665
Payments made in convertible notes and common stock	813	339
Principal amount of debt converted into common stock	15,856	-
Reduction of debt discount and deferred financing costs due to conversion of debt	7,351	-
Fair value of common stock issued upon conversion of debt	59,064	-
Reduction in derivative liability due to conversion of debt	40,173	-

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Globalstar, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that the Company believes will have a material impact on its financial position, results of operations or cash flow.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Globalstar System:
Space component
Second-generation satellites in service	$1,212,099	$1,212,099
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,365	32,365
Ground component	48,610	48,378
Construction in progress:
Space component	46	-
Ground component	118,439	116,377
Other	1,232	1,115
Total Globalstar System	1,429,831	1,427,374
Internally developed and purchased software	15,042	14,931
Equipment	12,355	12,385
Land and buildings	3,820	3,768
Leasehold improvements	1,655	1,644
Total property and equipment	1,462,703	1,460,102
Accumulated depreciation	(313,346)	(290,317)
Total property and equipment, net	$1,149,357	$1,169,785

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of March 31, 2014 consist of costs related to a spare second-generation satellite that is capable of being included in a future launch of satellites.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Interest cost eligible to be capitalized	$12,254	$13,805
Interest cost recorded in interest expense, net	(10,413)	(6,667)
Net interest capitalized	$1,841	$7,138

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Depreciation Expense	$23,009	$19,873

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	March 31, 2014		December 31, 2013
	Principal	Carrying	Principal	Carrying
	Amount	Value	Amount	Value
Facility Agreement	$586,342	$586,342	$586,342	$586,342
Thermo Loan Agreement	62,213	25,238	60,383	22,854
8.00% Convertible Senior Notes Issued in 2013	39,925	23,135	46,971	26,291
8.00% Convertible Senior Unsecured Notes Issued in 2009	42,842	29,543	51,652	33,795
Total Debt	731,322	664,258	745,348	669,282
Less: Current Portion	4,046	4,046	4,046	4,046
Long-Term Debt	$727,276	$660,212	$741,302	$665,236

The table above presents the principal amount and carrying value of long-term debt at March 31, 2014 and December 31, 2013. The principal amounts shown above include payment of in-kind interest as of the date paid-in-kind notes, if any, are issued. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The amount included in the table above as the current portion of long-term debt represents the first scheduled principal repayment under the Facility Agreement, due in December 2014.

Facility Agreement

The Company’s senior secured credit facility agreement (“Facility Agreement”) was amended and restated in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating LIBOR rate plus a margin of 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with equity contributions through June 2017. If the Company violates any of these financial and nonfinancial covenants and is unable to obtain waivers or avoid an event of default through an equity cure contribution, the Company would be in default under the agreement and payment of the indebtedness could be accelerated.  The acceleration of the Company’s indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company was in compliance with all covenants as of March 31, 2014. See Item 2 - Liquidity and Capital Resources included in Management’s Discussion and Analysis to this Report for further discussion on the Company’s debt covenants.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of March 31, 2014, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

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

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2014, $24.7 million of interest was outstanding; this amount is included in long-term debt on the Company’s condensed consolidated balance sheet.

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

8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, the Company entered into an Exchange Agreement with the beneficial owners and investment managers for beneficial owners (the “Exchanging Note Holders”) of approximately 91.5% of its outstanding 5.75% Convertible Senior Notes (“5.75% Notes”) and completed the transactions contemplated by the Exchange Agreement. Pursuant to the Exchange Agreement, the Company issued $54.6 million aggregate principal amount of 8.00% Convertible Senior Notes (the “8.00% Notes Issued in 2013”) to the Exchanging Note Holders. The 8.00% Notes Issued in 2013 are convertible into shares of common stock at an initial conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment as provided in the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (the “New Indenture”). The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the New Indenture. Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate had been reduced to $0.73 per share of common stock as of March 31, 2014.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company and rank pari passu with the Company’s existing 8.00% Convertible Senior Unsecured Notes Issued in 2009 (“8.00% Notes Issued in 2009”). There is no sinking fund for the 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and additional notes at a rate of 2.25% per annum. The New Indenture provides for customary events of default. The Company was not in default under the 8.00% Notes Issued in 2013 as of March 31, 2014.

Subject to certain conditions set forth in the New Indenture, the Company may redeem the 8.00% Notes Issued in 2013, with the prior approval of the Majority Lenders, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus all accrued and unpaid interest thereon.

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

A holder was permitted to elect to convert up to 15% of its 8.00% Notes Issued in 2013 on each of July 19, 2013 and March 20, 2014. If a holder elected to convert on either of those dates, it would receive, at the Company’s option, either cash equal to the par value of the 8.00% Notes Issued in 2013 plus accrued interest (provided that, under the Facility Agreement, the Company could pay cash only with the consent of the Majority Lenders) or shares of the Company’s common stock equal to the principal amount of the 8.00% Notes Issued in 2013 to be converted plus accrued interest divided by the lower of the average price of the common stock in a specified period and $0.50. On July 19, 2013, $7.0 million principal amount (approximately 12.9% of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of 14.3 million shares. On March 20, 2014, $7.0 million principal amount (approximately 15.0% of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of an additional 14.6 million shares. From issuance of the 8.00% Notes Issued in 2013 through March 31, 2014, a total of $15.1 million principal amount of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of approximately 29.5 million shares of voting common stock relating to the conversions discussed above as well as normal conversions pursuant to the terms of the New Indenture.

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

8.00% Convertible Senior Notes Issued in 2009

In June 2009, the Company sold $55.0 million in aggregate principal amount of 8.00% Notes Issued in 2009 and Warrants (the “8.00% Warrants”) to purchase 15.3 million shares of the Company’s common stock. The 8.00% Notes Issued in 2009 are subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes Issued in 2009 are the Company’s senior unsecured debt obligations and, except as described in the preceding sentence, rank pari passu with its existing unsecured, unsubordinated obligations, including its 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2009 mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2009 is payable in the form of additional notes or, subject to certain restrictions, in common stock at the option of the holder. Interest is payable semi-annually in arrears on June 15 and December 15 of each year. The indenture governing the 8.00% Notes Issued in 2009 contains customary financial reporting requirements. The Company was not in default under the 8.00% Notes Issued in 2009 as of March 31, 2014.

The 8.00% Warrants have full ratchet anti-dilution protection and the exercise price of the Warrants is subject to adjustment under certain circumstances. In the event of certain transactions that involve a change of control, the holders of the 8.00% Warrants have the right to make the Company purchase the warrants for cash, subject to certain conditions. The exercise period for the 8.00% Warrants began on December 19, 2009 and will end on June 19, 2014.

The current exercise price of the 8.00% Warrants is $0.32 and the base conversion price of the 8.00% Notes Issued in 2009 is $1.14.

As of March 31, 2014, approximately $26.5 million 8.00% Notes Issued in 2009 had been converted resulting in the issuance of approximately 23.9 million shares of common stock since issuance. No 8.00% Warrants were exercised in the first quarter of 2014.

Pursuant to the terms of the indenture governing the 8.00% Notes Issued in 2009, if at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 will be automatically converted into common stock. The conditions for the automatic conversion were met on April 15, 2014 and all outstanding 8.00% Notes Issued in 2009 (approximately $37.8 million principal amount) converted on that date into approximately 34.5 million shares of the Company’s voting common stock.

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes Issued in 2009 using an effective interest rate method.

Warrants Outstanding

As a result of the Company’s borrowings described above, as of March 31, 2014 and December 31, 2013 there were warrants outstanding to purchase 93.5 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Contingent Equity Agreement (1)	41,467,980	41,467,980	$0.01	$0.01
Thermo Loan Agreement (2)	4,205,608	4,205,608	0.01	0.01
5.0% Notes (3)	8,000,000	8,000,000	0.32	0.32
8.00% Notes Issued in 2009 (4)	39,842,813	39,842,813	0.32	0.32
	93,516,401	93,516,401

(1)	Pursuant to the terms of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants have a five year exercise period from issuance. These warrants were issued between June 2009 and June 2012, and the exercise periods will expire between June 2014 to June 2017. As of March 31, 2014, no warrants issued in connection with the Contingent Equity Agreement were exercised.
(2)	As consideration for the Loan Agreement with Thermo, the Company issued Thermo warrants to purchase shares of common stock. The exercise period of the warrants issued in connection with the Thermo Loan Agreement is five years from issuance, which expires in June 2014.
(3)	The 5.0% Warrants are exercisable until June 2016, which is five years after their issuance.
(4)	According to the terms of the indenture, additional 8.00% Warrants may be issued to holders if shares of common stock are issued below the then current warrant strike price. The exercise period for the 8.00% Warrants began on December 19, 2009 and will end on June 14, 2014.

Consent Agreement and Common Stock Purchase (and Option) Agreement

As discussed above, on May 20, 2013, the Company exchanged its 5.75% Notes for the 8.00% Notes Issued in 2013. As a result of this exchange, the Company and Thermo entered into various financial arrangements as described below.

The Consent Agreement

On May 20, 2013, the Company entered into the Equity Commitment, Restructuring Support and Consent Agreement dated as of May 20, 2013 among Globalstar, Thermo, BNP Paribas, as agent, and the lenders under the Facility Agreement (the “Consent Agreement”) and the Global Deed of Amendment and Restatement (the “GARA”) with Thermo. To obtain the lenders’ consent to the transactions contemplated by the Exchange Agreement, pursuant to the Consent Agreement, Thermo agreed that it would make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities as follows:

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

 In accordance with the terms of the Common Stock Purchase Agreement and Common Stock Purchase and Option Agreement, discussed below, as of March 31, 2014, Thermo had contributed a total of $65.0 million to the Company in exchange for initially 171.9 million shares of the Company’s nonvoting common stock. Through March 31, 2014, an additional $15.3 million had been contributed to the Company through warrant exercises and other equity issuances, reducing Thermo’s remaining commitment to $4.7 million.

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

During 2013, Thermo purchased in total approximately 121.9 million shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million. As a result of these transactions, during the second quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

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

The Common Stock Purchase and Option Agreement

On October 14, 2013, the Company and Thermo entered into a Common Stock Purchase and Option Agreement pursuant to which Thermo agreed to purchase 11,538,461 shares of the Company’s nonvoting common stock at a purchase price of $0.52 per share in exchange for $6.0 million invested in July and an additional $20 million, or 38,461,538 shares, of which $6.5 million was invested in August 2013 and the remaining $13.5 million was invested under the First Option, described below. The Common Stock Purchase and Option Agreement also granted the Company a First Option and a Second Option, as defined in the agreement, to sell to Thermo up to $13.5 million and $11.5 million, respectively, of nonvoting common stock, as and when exercised by the special committee through November 28, 2013 and December 31, 2013, respectively. The First Option to sell up to $13.5 million in shares to Thermo was at a purchase price of $0.52 per share. The Second Option to sell up to $11.5 million in shares to Thermo is at a price equal to 85% of the average closing price of the voting common stock during the ten trading days immediately preceding the date of the special committee’s request. In November 2013, the special committee amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014. The Second Option under the Common Stock Purchase and Option Agreement was not exercised and therefore has expired.

During 2013, Thermo purchased approximately 24.0 million shares of the Company’s common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million. As a result of these transactions, during the third quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $2.4 million (included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

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

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a Common Stock Purchase Agreement with Terrapin pursuant to which the Company may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term following the effectiveness of the registration statement, and in the Company’s sole discretion, the Company may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over 10 consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares will equal the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 3.5% to 8.0% based on a minimum price that the Company specifies. In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require Terrapin to purchase a percentage of the daily trading volume of its common stock for each trading day during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of the then issued and outstanding shares of voting common stock.

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of March 31, 2014, Terrapin had purchased a total of 6.1 million shares of voting common stock at a purchase price of $6.0 million pursuant to the terms of the agreement. $24.0 million remain available under this agreement.

4. DERIVATIVES

In connection with certain borrowings disclosed in Note 3, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following tables disclose the fair values and classification of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2014	December 31, 2013
Intangible and other assets:
Interest rate cap	$137	$185
Total intangible and other assets	$137	$185

Derivative liabilities, current:
Warrants issued with 8.00% Notes Issued in 2009	$(92,845)	$(57,048)

Derivative liabilities, non-current:
Compound embedded derivative with 8.00% Notes Issued in 2009	$(74,660)	$(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	(132,229)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(332,143)	(229,662)
Total derivative liabilities, non-current:	(539,032)	(405,478)

Total derivative liabilities, current and non-current	$(631,877)	$(462,526)

The following table discloses the changes in value during the three months ended March 31, 2014 and 2013 recorded as derivative gain (loss) on the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Interest rate cap	$(48)	$15
Warrants issued with 8.00% Notes Issued in 2009	(35,797)	784
Compound embedded derivative with 8.00% Notes Issued in 2009	(23,087)	(120)
Contingent put feature embedded in the 5.0% Convertible Senior Notes	-	(154)
Compound embedded derivative with 8.00% Notes Issued in 2013	(47,957)	-
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(102,481)	-
Total derivative gain (loss)	$(209,370)	$525

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host instrument. All embedded derivatives that required bifurcation, excluding the warrants issued in connection with the Company’s contingent equity agreement, are recorded as a derivative liability on the Company’s condensed consolidated balance sheet with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its condensed consolidated statements of operations. See below for further discussion for each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative.

Warrants Issued with 8.00% Notes Issued in 2009

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model. As the exercise period for the 8.00% Warrants expires in June 2014, the Company has classified this derivative liability as current on its condensed consolidated balance sheet at March 31, 2014.

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

Contingent Put Feature Embedded in the 5.0% Convertible Senior Notes

As a result of the contingent put feature within the 5.0% Convertible Senior Notes (“5.0% Notes”), the Company recorded a derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 5.0% Notes.  The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model. On November 7, 2013, the remaining principal amount of the 5.0% Notes was converted into common stock; therefore the derivative liability embedded in the 5.0% Notes is longer outstanding.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$-	$137	$-	$137
Total assets measured at fair value	$-	$137	$-	$137

Liabilities:
Derivative Liabilities:
Warrants issued with 8.00% Notes Issued in 2009	$-	$-	$(92,845)	$(92,845)
Compound embedded derivative with 8.00% Notes Issued in 2009	-	-	(74,660)	(74,660)
Compound embedded derivative with 8.00% Notes Issued in 2013	-	-	(132,229)	(132,229)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	-	-	(332,143)	(332,143)
Total Derivative Liabilities	-	-	(631,877)	(631,877)

Other Liabilities:
Liability for contingent consideration	-	-	(1,455)	(1,455)

Total liabilities measured at fair value	$-	$-	$(633,332)	$(633,332)

	Fair Value Measurements at December 31, 2013:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$-	$185	$-	$185
Total assets measured at fair value	$-	$185	$-	$185

Liabilities:
Derivative Liabilities:
Warrants issued with 8.00% Notes Issued in 2009	$-	$-	$(57,048)	$(57,048)
Compound embedded derivative with 8.00% Notes Issued in 2009	-	-	(66,022)	(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	-	-	(109,794)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	-	-	(229,662)	(229,662)
Total Derivative Liabilities	-	-	(462,526)	(462,526)

Other Liabilities:
Liability for contingent consideration	-	-	(1,923)	(1,923)

Total liabilities measured at fair value	$-	$-	$(464,449)	$(464,449)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4 for further discussion.

Liabilities

The derivative liabilities in Level 3 include the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the compound embedded derivative in the 8.00% Notes Issued in 2009, the compound embedded derivative in the 8.00% Notes Issued in 2013 and the compound embedded derivative in the Amended and Restated Loan Agreement with Thermo. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4 for further discussion.

 The significant quantitative Level 3 inputs utilized in the valuation models as of March 31, 2014 and December 31, 2013 are shown in the tables below:

	Level 3 Inputs at March 31, 2014:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price		Warrant Exercise Price		Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	65 - 100%	1.8%		$1.14	$	N/A	$2.65
Warrants issued with 8.00% Notes Issued in 2009	100%	0.0%	$	N/A		$0.32	$2.65
Compound embedded derivative with 8.00% Notes Issued in 2013	65 - 100%	1.3%		$0.73	$	N/A	$2.65
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	65 - 100%	2.6%		$0.73	$	N/A	$2.65

	Level 3 Inputs at December 31, 2013:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price		Warrant Exercise Price		Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	65 - 100%	1.5%		$1.14	$	N/A	$1.75
Warrants issued with 8.00% Notes Issued in 2009	100%	0.1%	$	N/A		$0.32	$1.75
Compound embedded derivative with 8.00% Notes Issued in 2013	65 - 100%	1.5%		$0.73	$	N/A	$1.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	65 - 100%	3.0%		$0.73	$	N/A	$1.75

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased over 50% from December 31, 2013 to March 31, 2014 and over 700% from March 31, 2013 to March 31, 2014. As the stock price increases above the current conversion prices or exercise prices for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s condensed consolidated balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

Assumptions for future issuances of the Company’s common stock are also used in the fair value measurement of the Company’s derivative instruments. The Company expects to make certain equity issuances under various agreements, including primarily the equity line with Terrapin and the Consent Agreement with Thermo. Certain provisions in the Company’s debt instruments may result in adjustments to the current base conversion rates or warrant exercise prices if equity is issued at prices lower than the conversion or exercise prices then in effect, with certain exclusions. As these conversion and exercise prices decrease, the value of the note or warrant to the holder of the instrument increases, thereby increasing the fair value measurement of the derivative liability.

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

Compound Embedded Derivative with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative with the 8.00% Notes Issued in 2009 includes payment in kind interest payments, make whole premiums and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2009, the base conversion rate cannot reset to lower than $1.00; therefore if the Company makes future equity issuances at prices below the then current conversion price, this conversion price may be adjusted downward to as low as $1.00. As discussed in Note 3, pursuant to the terms of the indenture governing the 8.00% Notes Issued in 2009, if at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 will be automatically converted into common stock. The conditions for the automatic conversion were met on April 15, 2014 and all outstanding 8.00% Notes Issued in 2009 converted into shares of the Company’s common stock. Future stock price projections impacted the valuation of this instrument as of March 31, 2014 as it was likely that the 8.00% Notes Issued in 2009 would automatically convert in the near future, resulting in a fair value of the derivative value per note similar to the value of the Company’s stock price on the valuation date.

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

Other Liabilities

Liability for Contingent Consideration

In connection with the acquisition of Axonn LLC (“Axonn”) in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock not to exceed 26,684,807 shares of common stock (10% of the Company’s pre-transaction outstanding shares of common stock), but at its option may make payments in cash after 13.0 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which was $9.3 million at March 31, 2014. Through March 31, 2014, the Company had made $7.7 million in earnout payments by issuing 18.4 million shares of voting common stock. The liability of $1.5 million recorded at March 31, 2014 represents the present value of the remaining projected earnout payments to be made under the agreement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 as follows (in thousands):

Balance at December 31, 2013	$(464,449)
Earnout payments made related to liability for contingent consideration	621
Change in fair value of contingent consideration	(153)
Derivative adjustment related to conversions and exercises	39,971
Unrealized loss, included in derivative gain (loss)	(209,322)
Balance at March 31, 2014	$(633,332)

6. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued interest	$6,039	$1,200
Accrued compensation and benefits	3,736	3,927
Accrued property and other taxes	5,743	5,744
Accrued customer liabilities and deposits	2.618	2,663
Accrued professional and other service provider fees	513	705
Accrued liability for contingent consideration	1,455	1,922
Accrued commissions	1,237	1,316
Accrued telecommunications expenses	1,040	649
Other accrued expenses	3,692	4,574
Total accrued expenses	$26,073	$22,700

Other accrued expenses primarily include outsourced logistics services, storage, inventory in transit, warranty reserve and maintenance.

Noncurrent liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Long-term accrued interest	$1,381	$451
Asset retirement obligation	1,108	1,083
Deferred rent and capital lease obligations	441	456
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,594	1,575
Uncertain income tax positions	5,826	5,918
Foreign tax contingencies	4,395	4,213
Total noncurrent liabilities	$14,745	$13,696

7. COMMITMENTS

Contractual Obligations

As of March 31, 2014, the Company had purchase commitments with Thales Alenia Space France (“Thales”), Arianespace, Ericsson Inc. (“Ericsson”) and Hughes Network Systems, LLC (“Hughes”) related to the procurement and deployment of the second-generation network.

Second-Generation Satellites

As of March 31, 2014, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. The Company has also incurred additional costs for certain related services, of which a portion are still owed to Thales. Discussions between the Company and Thales are ongoing regarding the remaining amounts owed by both parties under the contracts.

As of March 31, 2014, the Company had a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of satellites. The Company has successfully completed all of these launches. The Company has also incurred additional costs which are owed to Arianespace for launch delays.

Next-Generation Gateways and Other Ground Facilities

As of March 31, 2014, the Company had a contract with Hughes under which Hughes will design, supply and implement (a) the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and (b) satellite interface chips to be used in various next-generation Globalstar devices. In December 2013, the Company and Hughes amended the contract to extend the schedule of the program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline.

As of March 31, 2014, the Company had an agreement with Ericsson. Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network system that will be installed at a number of the Company’s satellite gateway ground stations.

In September 2013, the Company entered into an agreement with Ericsson which deferred to November 2013 approximately $2.3 million in milestone payments scheduled under the core contract, provided the Company made one payment of $1.6 million, which offset the total deferred amount, in September 2013. The Company made this $1.6 million payment. The remaining milestone payments previously due under the contract were deferred to 2014 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of March 31, 2014, the Company recorded $0.7 million in accounts payable, excluding interest, related to these required payments and incurred and capitalized $6.8 million of costs related to this contract. The costs are recorded as an asset in property and equipment. The Company and Ericsson are currently negotiating a revised milestone schedule which will include the remaining $0.7 million outstanding as of March 31, 2014. If the Company and Ericsson are unable to agree on revised technical requirements and pricing for certain contract deliverables, the contract may be terminated without liability to either party upon the Company’s payment of the outstanding $0.7 million deferred amount plus associated interest. The Company may, however, be required to record an impairment charge. If the contract is terminated for convenience, the Company must make a final payment of $10.0 million in either cash or shares of Company common stock at the Company’s election.  If the Company elects to make payment in common stock, Ericsson will have the option either to accept the shares of common stock or instruct the Company to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of executed commercial agreements with Qualcomm. As of March 31, 2014, total advances to Qualcomm for inventory were $9.2 million. This contract was cancelled in March 2013 and the parties are seeking to resolve issues related to the contract termination. The Company does not expect the resolution of this contract termination to have a material impact on its financial statements. The Company classified the inventory advance as current on its March 31, 2014 condensed consolidated balance sheet as the Company expects to receive this inventory during the next 12 months.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated financial statements for the period ended March 31, 2014. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. However, the Release Agreement provides that it will survive a termination of the Settlement Agreement. As of March 31, 2014, no party had terminated the Settlement Agreement.

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

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.2 million at each of March 31, 2014 and December 31, 2013, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2014	2013
General and administrative expenses	$30	$30
Non-cash expenses	137	137
Total	$167	$167

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

On May 20, 2013, the Company issued 8.00% Notes Issued in 2013 in exchange for 5.75% Notes. As a result of this exchange, the Company entered into the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement (see Note 3 for further discussion). As a result of these transactions, during 2013 the Company recognized a loss on the sale of shares of approximately $16.4 million (included in other income/expense on the consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company's common stock (measured as the closing stock price on the date of each sale).

In August 2013, the Company drew the remaining $1.1 million from the interest earned on the contingent equity account and issued 2,133,656 shares of nonvoting common stock to Thermo in October 2013. The value of the 20% discount on the shares issued to Thermo was recorded as a deferred financing cost on the Company's condensed consolidated balance sheet as of September 30, 2013.

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

   The terms of the Amended and Restated Loan Agreement with Thermo, the Common Stock Purchase and the Common Stock Purchase and Option Agreement were approved by a special committee of the Company's board of directors consisting solely of the Company's unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of these agreements were fair and in the best interests of the Company and its shareholders.

See Note 3 for further discussion of the Company's 8.00% Notes Issued in 2013, the Amended and Restated Loan Agreement, the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement.

10. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending March 31, 2014 and December 31, 2013, the net deferred tax assets were fully reserved.

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

Except for the audits noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS, any state jurisdiction in the United States or any foreign jurisdiction. The Company's corporate U.S. tax returns for 2010 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

The Company has not provided United States income taxes and foreign withholding taxes on approximately $9.7 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

 Through a prior foreign acquisition, the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of March 31, 2014 and December 31, 2013, the Company had recorded a tax liability of $2.3 million and $2.2 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended
	March 31,
	2014	2013
Accumulated other comprehensive loss, December 31, 2013 and 2012, respectively	$871	$(1,758)
Other comprehensive income :
Foreign currency translation adjustments	(1,235)	(569)
Accumulated other comprehensive loss, March 31, 2014 and 2013, respectively	$(364)	$(2,327)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

12. STOCK COMPENSATION

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Grants of restricted stock awards and restricted stock units	29	—
Grants of options to purchase common stock	293	286
Total	322	286

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

For each of the three months ended March 31, 2014 and 2013, the Company recorded expense for the fair value of the grant of less than $0.1 million, respectively, which is reflected in marketing, general and administrative expenses. Through March 31, 2014, the Company had issued 2,323,025 shares of common stock pursuant to this Plan.

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

	Three months ended March 31,
	2014	2013
Revenues:
Service:
United States	$10,880	$11,177
Canada	3,233	2,642
Europe	1,351	780
Central and South America	663	660
Others	122	131
Total service revenue	$16,249	$15,390
Subscriber equipment:
United States	2,314	2,240
Canada	1,282	784
Europe	532	499
Central and South America	159	328
Others	-	92
Total subscriber equipment revenue	$4,287	$3,943
Total revenue	$20,536	$19,333

	March 31, 2014	December 31, 2013
Long-lived assets:
United States	$1,143,800	$1,164,358
Canada	239	247
Europe	587	408
Central and South America	3,630	3,595
Others	1,101	1,177
Total long-lived assets	$1,149,357	$1,169,785

14. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three months ended March 31, 2014 and 2013, diluted net loss per share of common stock was the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

15. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s issuance of the 8.00% Notes issued in 2013, certain of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the 8.00% Notes Issued in 2013. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Globalstar, Inc.

 Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2014

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$18,409	$1,824	$4,678	$(8,662)	$16,249
Subscriber equipment sales	45	3,131	1,899	(788)	4,287
Total revenue	18,454	4,955	6,577	(9,450)	20,536
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,637	2,063	2,295	(57)	6,938
Cost of subscriber equipment sales	-	2,429	1,920	(1,277)	3,072
Marketing, general and administrative	1,689	3,952	3,208	(1,080)	7,769
Depreciation, amortization, and accretion	19,322	4,626	6,609	(7,225)	23,332
Total operating expenses	23,648	13,070	14,032	(9,639)	41,111
Loss from operations	(5,194)	(8,115)	(7,455)	189	(20,575)
Other income (expense):
Loss on extinguishment of debt	(10,195)	-	-	-	(10,195)
Interest income and expense, net of amounts capitalized	(10,824)	(11)	(86)	-	(10,921)
Derivative gain (loss)	(209,370)	-	-	-	(209,370)
Equity in subsidiary earnings	(14,929)	(2,114)	-	17,043	-
Other	25	(53)	865	(124)	713
Total other income (expense)	(245,293)	(2,178)	779	16,919	(229,773)
Loss before income taxes	(250,487)	(10,293)	(6,676)	17,108	(250,348)
Income tax expense	54	8	131	-	193
Net (loss) income	$(250,541)	$(10,301)	$(6,807)	$17,108	$(250,541)

Comprehensive (loss) income	$(250,541)	$(10,301)	$(8,045)	$17,111	$(251,776)

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

Globalstar, Inc.

Supplemental Consolidating Balance Sheet

As of March 31, 2014

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,392	$539	$2,664	$-	$19,595
Accounts receivable	6,435	4,761	4,527	163	15,886
Intercompany receivables	675,476	420,246	25,133	(1,120,855)	-
Inventory	1,349	13,374	14,798	-	29,521
Advances for inventory	9,287	28	44	-	9,359
Prepaid expenses and other current assets	4,119	340	2,956	-	7,415
Total current assets	713,058	439,288	50,122	(1,120,692)	81,776
Property and equipment, net	1,136,422	7,375	6,895	(1,335)	1,149,357
Restricted cash	37,918	-	-	-	37,918
Intercompany notes receivable	13,629	-	4,285	(17,914)	-
Investment in subsidiaries	(217,846)	2,114	27,263	188,469	-
Deferred financing costs	73,313	-	-	-	73,313
Intangible and other assets, net	4,522	916	2,204	(14)	7,628
Total assets	$1,761,016	$449,693	$90,769	$(951,486)	$1,349,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,046	$-	$-	$-	$4,046
Accounts payable	8,701	2,142	2,546	-	13,389
Accrued contract termination charge	24,106	-	-	-	24,106
Accrued expenses	10,642	6,878	8,553	-	26,073
Intercompany payables	459,143	530,274	133,378	(1,122,795)	-
Payables to affiliates	232	-	-	-	232
Derivative liabilities	92,845	-	-	-	92,845
Deferred revenue	2,020	13,509	2,837	-	18,366
Total current liabilities	601,735	552,803	147,314	(1,122,795)	179,057
Long-term debt, less current portion	660,212	-	-	-	660,212
Employee benefit obligations	3,448	-	-	-	3,448
Intercompany notes payable	-	-	15,772	(15,772)	-
Derivative liabilities	539,032	-	-	-	539,032
Deferred revenue	6,591	388	-	-	6,979
Debt restructuring fees	20,795	-	-	-	20,795
Other non-current liabilities	3,479	304	10,962		14,745
Total non-current liabilities	1,233,557	692	26,734	(15,772)	1,245,211
Stockholders’ equity	(74,276)	(103,802)	(83,279)	187,081	(74,276)
Total liabilities and stockholders’ equity	$1,761,016	$449,693	$90,769	$(951,486)	$1,349,992

Globalstar, Inc.

Supplemental Consolidating Balance Sheet

As of December 31, 2013

(Audited)

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

Globalstar, Inc.

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(Unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$4,765	$(1)	$(965)	$-	$3,799
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(1,366)	-	-	-	(1,366)
Property and equipment additions	(88)	(136)	(204)	-	(428)
Net cash used in investing activities	(1,454)	(136)	(204)	-	(1,794)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options	310	-	-	-	310
Payment of deferred financing costs	(164)	-	-	-	(164)
Net cash used in financing activities	146	-	-	-	146
Effect of exchange rate changes on cash and cash equivalents	-	-	36	-	36
Net increase (decrease) in cash and cash equivalents	3,457	(137)	(1,133)	-	2,187
Cash and cash equivalents at beginning of period	12,935	676	3,797	-	17,408
Cash and cash equivalents at end of period	$16,392	$539	$2,664	$-	$19,595

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business, our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

 This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In 2006 we began a process of designing, manufacturing and deploying a second-generation constellation of Low Earth Orbit (“LEO”) satellites to replace our first-generation constellation. Our second-generation constellation is designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We have integrated all of the new second-generation satellites with certain of our first-generation satellites to form our second-generation constellation. The restoration of our constellation’s Duplex capabilities was complete after the final second-generation satellite was placed into service in August 2013. The restoration of Duplex capabilities has resulted in a substantial increase in service levels, making our products and services more desirable to existing and potential customers. Existing subscribers continue to utilize our services more, measured by minutes of use on the Globalstar System year over year, a trend that we expect to continue. We are gaining new customers and winning back former customers, which continues to contribute to increases in Duplex revenue. We offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

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

At March 31, 2014, we served approximately 579,000 subscribers. We increased our net subscribers by 9% from March 31, 2013 to March 31, 2014. Beginning in 2014, we initiated a process to deactivate certain subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. Excluding these deactivated subscribers from our March 31, 2013 subscriber count, total subscribers would have increased 14% from March 31, 2013 to March 31, 2014. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

Comparison of the Results of Operations for the three months ended March 31, 2014 and 2013

Revenue:

Total revenue increased by $1.2 million, or approximately 6%, to $20.5 million for the three months ended March 31, 2014 from $19.3 million for the three months ended March 31, 2013. This increase was due primarily to a $0.9 million increase in service revenue and a $0.3 million increase in subscriber equipment sales. The primary driver for the increase in service revenue was Duplex service revenue as we continue to see increases in new subscriber activations as a result of equipment sales over the past 12 months and subscribers moving to higher rate plans. Demand for our Duplex products and services has increased as we successfully completed the restoration of our second-generation constellation in August 2013 by placing our last second-generation satellite into commercial service. The increase in equipment sales revenue was due primarily to increased demand for our Duplex and SPOT products.

The following table sets forth amounts and percentages of our revenue by type of service for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31, 2014		Three months ended March 31, 2013
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$5,874	28%	$4,845	25%
SPOT	7,039	35	7,086	37
Simplex	1,865	9	1,815	9
IGO	274	1	232	1
Other	1,197	6	1,412	7
Total	$16,249	79%	$15,390	79%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31, 2014		Three months ended March 31, 2013
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$1,356	7%	$1,109	6%
SPOT	1,428	7	926	5
Simplex	1,239	6	1,549	8
IGO	180	1	297	2
Other	84	-	62	-
Total	$4,287	21%	$3,943	21%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three months ended March 31, 2014 and 2013. The following numbers are subject to immaterial rounding inherent to calculating averages.

	March 31,
	2014	2013
Average number of subscribers for the period (three months ended):
Duplex (1)	71,383	83,928
SPOT (2)	222,990	226,094
Simplex	241,038	189,050
IGO	39,309	40,854

ARPU (monthly):
Duplex (1)	$27.43	$19.24
SPOT (2)	10.52	10.45
Simplex	2.58	3.20
IGO	2.32	1.89

Number of subscribers (end of period):
Duplex	58,603	83,525
SPOT	224,084	211,106
Simplex	250,723	189,942
IGO	39,267	40,561
Other	5,819	7,143
Total	578,496	532,277

(1)	Beginning in 2014, we initiated a process to deactivate certain subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. For the three months ended March 31, 2014 and 2013, excluding these 26,000 deactivated subscribers from prior period metrics, average subscribers would be 58,053 and 57,268, respectively, and ARPU would be $33.73 and $28.20, respectively.
(2)	Beginning in 2013, we initiated a process to deactivate certain suspended subscribers in our SPOT subscriber base. We deactivated approximately 36,000 subscribers during the first quarter of 2013. For the three months ended March 31, 2013, excluding these 36,000 deactivated subscribers from prior period metrics, average subscribers would be 208,044 and ARPU would be $11.35.

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Duplex service revenue increased approximately 21% for the three months ended March 31, 2014 compared to the same period in 2013. The increase in Duplex service revenue was due primarily to growth in our revenue-generating Duplex subscriber base and the continued transition of certain of our Duplex customers to higher rate plans commensurate with our improved service levels. Total reported Duplex subscribers decreased 30% from March 31, 2013 to March 31, 2014. As previously stated, we deactivated approximately 26,000 Duplex subscribers from our network in the first quarter of 2014. Excluding these deactivated subscribers from our March 31, 2013 subscriber count, Duplex subscribers would have increased approximately 3% from March 31, 2013 to March 31, 2014. We have experienced increases in Duplex equipment units sold in the past 12 months, which result in new subscribers activating units on our network; these new subscribers contribute to increases in both service revenue and ARPU. We also continue to convert our Duplex customers to higher rate plans, which has resulted in higher churn among lower rate paying subscribers.

SPOT service revenue decreased less than 1% for the three months ended March 31, 2014 compared to the same period in 2013.  SPOT subscribers increased 6% from March 31, 2013 to March 31, 2014. The growth in our SPOT subscriber base is due to new subscriber activations resulting from equipment sales over the past 12 months. Our subscriber count includes certain suspended subscribers, which are subscribers who have activated their devices, have access to our network, but no service revenue is being recognized for their fees while we are in the process of collecting payment.  These suspended accounts represented 8% and 5% of our total SPOT subscribers as of March 31, 2014 and 2013, respectively. As suspended subscribers increase, the amount of revenue we can recognize in our SPOT service revenue from these subscribers decrease.

Simplex revenue increased approximately 3% for the three months ended March 31, 2014 compared to the same period in 2013.  We generated increased Simplex service revenue due to a 32% increase in our Simplex subscribers from March 31, 2013 to March 31, 2014. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer as well as usage.

Other revenue decreased approximately 15% for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in other service revenue was driven by a decrease in third party revenue. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers, which we re-sold to some of our loyal subscribers. We record this revenue in other service revenue as third party revenue. As our coverage is now fully restored, we have begun to transition these subscribers to our network, which has contributed partially to the increase in our Duplex service revenue. As third party revenue decreases, other service revenue will also decrease and Duplex revenue will increase. The decrease in third party revenue represented 84% of the total decrease in other service revenue.

Equipment Revenue

Revenue from Duplex equipment sales increased by approximately 22% for the three months ended March 31, 2014 compared to the same period in 2013. As a result of launching and placing into service our second-generation satellites, we are experiencing increased demand for our Duplex two-way voice and data products. We introduced SPOT Global Phone in the second quarter of 2013; this product contributed to the majority of the increase in equipment units sold during the first quarter of 2014.

Revenue from SPOT equipment sales increased 54% for the three months ended March 31, 2014 compared to the same period in 2013. We introduced SPOT Gen3 in the third quarter of 2013 and SPOT Trace in the fourth quarter of 2013. Both of these products have contributed to the increase in our SPOT equipment sales during the first quarter of 2014 as these products were not included in our product mix during the first quarter of 2013.

Revenue from Simplex equipment sales decreased approximately 20% for the three months ended March 31, 2014 compared to the same period in 2013. Higher demand for certain of our commercial applications for M2M asset monitoring and tracking devices in 2013 attributed to the overall decrease in equipment revenue during the first quarter of 2014. Lower equipment revenue was also attributable to only a partial quarter of sales of our STX3 product, which we introduced in February 2014.

Operating Expenses:

Total operating expenses increased $3.4 million, or approximately 9%, to $41.1 million for the three months ended March 31, 2014 from $37.7 million for the same period in 2013. We attribute this increase primarily to higher non-cash depreciation expense as a result of additional second-generation satellites coming into service throughout 2013.

Cost of Services

Cost of services decreased $0.6 million, or approximately 8%, to $6.9 million for the three months ended March 31, 2014 from $7.5 million for the same period in 2013. Cost of services comprises primarily network operating costs, which are generally fixed in nature. As stated above, while we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers, which we re-sold to some of our loyal subscribers. The expense related to this service is recorded in cost of services. As we continue to transition these subscribers to our network, this cost will decrease. The decrease in cost of services for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due in large part to a reduction in this expense. Over the past 12 months, we have experienced cost savings as a result of our increased focus on monitoring telecommunication service expenses. These decreases were offset partially by increases in multiple expense categories as we expand and repair our gateway infrastructure.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.2 million, or approximately 5%, to $3.1 million for the three months ended March 31, 2014 from $2.9 million for the same period in 2013. The fluctuations in cost of subscriber equipment sales are due primarily to the mix and volume of products sold during the respective periods.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $0.9 million, or approximately 12%, to $7.8 million for the three months ended March 31, 2014 from $6.9 million for the same period in 2013. The increase was due primarily to strategic investments made for our sales and marketing initiatives. Other items that contributed to the increase in expense included an increase in the fair value of stock compensation recognized for new stock options and stock awards granted in the previous 12 months as well as the write-off of approximately $0.2 million of deferred financing costs in the first quarter of 2014.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $3.0 million, or approximately 15%, to $23.3 million for the three months ended March 31, 2014 from $20.3 million for the same period in 2013. This increase relates primarily to additional depreciation expense for the second-generation satellites placed into service during the first eight months of 2013, with our last second-generation satellite placed into service in August 2013.

Other Income (Expense):

Loss on Extinguishment of Debt

Loss on extinguishment of debt recorded during the first quarter of 2014 of $10.2 million was due to the conversion of certain of our 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013. Approximately $8.8 million principal amount of our 8.00% Notes Issued in 2009 converted in the first quarter of 2013, resulting in a gain on extinguishment of debt of $0.4 million. This gain was due to the portion of the derivative liability written off due to these conversions offset by the fair value of shares issued to the holders upon conversion. Additionally, pursuant to the terms of the indenture for the 8.00% Notes Issued in 2013, approximately 15%, or $7.0 million, of the principal amount of 8.00% Notes Issued in 2013 converted on March 20, 2014 resulting in a loss on extinguishment of debt of $10.5 million. This loss was due primarily to the number and fair value of shares issued to the holders, offset partially by the portion of the derivative liability written off due to these conversions.

Interest Income and Expense

Interest income and expense, net, increased by $3.1 million to $10.9 million for the three months ended March 31, 2014 from $7.8 million for the same period in 2013. The increase in interest expense was due to a reduction in our capitalized interest due to the decline in our construction in progress balance. As we placed satellites into service, our construction in progress balance related to our second-generation satellites decreased, which reduced the amount of interest we can capitalize under GAAP.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $209.9 million to a loss of $209.4 million for the three months ended March 31, 2014 compared to a gain of $0.5 million for the same period in 2013. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. These fluctuations are due primarily to changes in our stock price as well as other inputs used in our valuation models. Our stock price increased over 700% from March 31, 2013 to March 31, 2014; this increase in stock price is one of the most significant drivers for the change in value of these derivative instruments.

Other

Other income increased by $0.1 million to $0.7 million for the three months ended March 31, 2014 from income of $0.6 million for the same period in 2013.  Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods.

Liquidity and Capital Resources

Our principal liquidity requirements include paying remaining amounts outstanding related to the deployment of our second-generation constellation, making improvements to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations and funds available under the equity line agreement with Terrapin. We also have funds available under the Consent Agreement with Thermo. See below for further discussion. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and may be used to pay the final principal and interest payments under the Facility Agreement.

Comparison of Cash Flows for the three months ended March 31, 2014 and 2013

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net cash provided by (used in) operating activities	$3,799	$(533)
Net cash used in investing activities	(1,794)	(9,183)
Net cash provided by (used in) financing activities	146	(489)
Effect of exchange rate changes on cash	36	(287)
Net increase (decrease) in cash and cash equivalents	$2,187	$(10,492)

Cash Flows Used by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2014 was $3.8 million compared to net cash used in operating activities of $0.5 million during the same period in 2013. We experienced favorable changes in operating assets and liabilities during the three months ended March 31, 2014, which resulted in less cash used in operating activities for the quarter.

Cash Flows Used in Investing Activities

Cash used in investing activities was $1.8 million for the three months ended March 31, 2014 compared to $9.2 million for the same period in 2013. The decrease in cash used in investing activities was due primarily to a fluctuation in our restricted cash balance as well as a decrease in payments related to our second-generation constellation and ground upgrades. During 2013, we drew $8.8 million in total of excess funds held in our debt service reserve account to pay launch related expenses, of which $8.6 million was drawn in the first quarter of 2013. The decrease in cash used in the construction of our second-generation constellation was due to the satellites being deployed fully by August 2013. We expect to continue to incur capital expenditures throughout 2014 and in future years relating to capital expenditures to upgrade our gateways and other ground facilities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was primarily due to cash received as a result of stock option exercises. We continue to see increased stock option and warrant exercises as our stock price appreciates and these instruments are more valuable to the holders. The cash received during the first quarter of 2014 as a result of stock option exercises was offset by the payment of third-party deferred financing fees incurred. The cash outflow for financing activities during the three months ended March 31, 2013 was due to payments made for financing costs as we were amending our debt arrangements and obtaining additional external financing.

Cash Position and Indebtedness

As of March 31, 2014, we held cash and cash equivalents of $19.6 million, and $24.0 million was available under the equity line agreement with Terrapin. We also have funds available under the Consent Agreement with Thermo. Thermo’s remaining commitment under the Consent Agreement is $4.7 million. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and may be used to pay the final principal and interest payments under the Facility Agreement.

As of December 31, 2013, we held cash and cash equivalents of $17.4 million and $24.0 million was available under the equity line agreement with Terrapin.

The carrying amount of our current portion of long-term debt outstanding was $4.0 million at March 31, 2014 and December 31, 2013, respectively. The current portion of long-term debt outstanding at March 31, 2014 and December 31, 2013 represents the first principal payment under our Facility Agreement, currently scheduled for December 2014. See Note 3 to the condensed consolidated financial statements for further discussion.

Facility Agreement

 We have a $586.3 million senior secured credit facility agreement (the “Facility Agreement”) that, as described below, was amended and restated effective in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating LIBOR rate plus a margin of 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of us and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Facility Agreement contains customary events of default and requires that we satisfy various financial and nonfinancial covenants. We were in compliance with all covenants as of March 31, 2014.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of March 31, 2014, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

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

The Facility Agreement requires that:

•	We not exceed maximum capital expenditures of $42.3 million for the full year 2014, $18.8 million for the full year 2015, $13.2 million for the full year 2016 and $15.0 million for each year thereafter. Pursuant to the terms of the Facility Agreement, if, in any relevant period, the capital expenditures are less than the permitted amount for that relevant period, a permitted excess amount may be added to the maximum amount of capital expenditures in the next period;

•	We maintain at all times a minimum liquidity balance of $4.0 million;

•	We achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement):

Period	Minimum Amount
1/1/14-6/30/14	$9.9 million
7/1/14-12/31/14	$14.1 million
1/1/15-6/30/15	$17.0 million
7/1/15-12/31/15	$23.5 million

•	Beginning in July 2013, we maintain a minimum debt service coverage ratio of 1.00:1; and

•	We maintain a maximum net debt to adjusted consolidated EBITDA ratio of 62.00:1, gradually decreasing to 2.50:1 through 2022.

 Pursuant to the terms of the Facility Agreement, we have the ability to cure noncompliance with financial covenants with equity contributions through June 2017.

 See Note 3 to our condensed consolidated financial statements for further discussion of the Facility Agreement.

The Consent Agreement and the Common Stock Purchase (and Option) Agreement

The Consent Agreement

On May 20, 2013, we entered into the Consent Agreement with Thermo. Pursuant to the Consent Agreement, Thermo agreed that it would make, or arrange for third parties to make, cash contributions to us in exchange for equity, subordinated convertible debt or other equity-linked securities.

In accordance with the terms of the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement discussed below, as of December 31, 2013, Thermo contributed a total of $65.0 million to us in exchange for 171.9 million shares of our nonvoting common stock. Thermo did not contribute any additional amounts to us during the first quarter of 2014. Through March 31, 2014, we received an additional $15.3 million in capital contributions through warrant exercises and other equity issuances, reducing Thermos’s remaining commitment to $4.7 million as of March 31, 2014.

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

The Common Stock Purchase and Option Agreement also granted us a First Option and a Second Option, as defined in the agreement, whereby we could require Thermo to purchase $13.5 million at a fixed price regardless of the Company’s underlying stock price when such stock was purchased and an additional $11.5 million of nonvoting common stock, as and when requested to do so by the special committee through November 28, 2013 and December 31, 2013, respectively. The First Option provided we could sell up to $13.5 million in shares to Thermo at a purchase price of $0.52 per share. The Second Option provided we could sell up to $11.5 million in shares to Thermo at a price equal to 85% of the average closing price of our voting common stock during the ten trading days immediately preceding the date of the special committee’s notice of exercise of the option. In November 2013, the special committee and Thermo amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014. The Second Option under the Common Stock Purchase and Option Agreement was not exercised and therefore has expired.

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

See Note 3 to our condensed consolidated financial statements for further discussion of the Consent Agreement and the Common Stock Purchase and Option Agreement.

Terrapin Common Stock Purchase Agreement

On December 28, 2012 we entered into a Common Stock Purchase Agreement with Terrapin pursuant to which we may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term following the effective date of a resale registration statement, which became effective on August 2, 2013. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term following the effectiveness of the registration statement, and in our sole discretion, we may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock. We will not sell Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of our then issued and outstanding shares of voting common stock.

Since entering into this agreement, Terrapin has purchased a total of 6.1 million shares of voting common stock at a purchase price of $6.0 million.

See Note 3 to our condensed consolidated financial statements for further discussion of the Terrapin agreement.

Capital Expenditures

We have entered into various contractual agreements related to the procurement and deployment of our second-generation network, as summarized below. The discussion below is based on our current contractual obligations to these contractors.

Second-Generation Satellites

We have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. We have also incurred additional costs for certain related services, a portion of which is still owed to Thales. Discussions between us and Thales are ongoing regarding the remaining amounts owed by both parties under the contracts. These amounts are included in “Other Capital Expenditures and Capitalized Labor” in the table below.

We have a contract with Arianespace for the launch of these second-generation satellites and certain pre and post-launch services. We have also incurred additional obligations to Arianespace for launch delays. These amounts are included in “Other Capital Expenditures and Capitalized Labor” in the table below.

The amount of capital expenditures incurred as of March 31, 2014 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	March 31, 2014	Remaining 2014	2015	Thereafter	Total
Thales Second-Generation Satellites	$622,690	-	$-	$-	$622,690
Arianespace Launch Services	216,000	-	-	-	216,000
Launch Insurance	39,903	-	-	-	39,903
Other Capital Expenditures and Capitalized Labor	54,631	5,846	-	-	60,477
Total	$933,224	$5,846	$-	$-	$939,070

As of March 31, 2014, we had recorded $5.8 million of these capital expenditures in accounts payable and accrued expenses.

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

The following table presents the amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	March 31, 2014	Remaining 2014	2015	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$82,400	$8,377	$10,598	$-	$101,375
Ericsson ground network	6,049	9,211	13,431	-	28,691
Other Capital Expenditures	1,583	-	-	-	1,583
Total	$90,032	$17,588	$24,029	$-	$131,649

As of March 31, 2014, we recorded $0.7 million of these capital expenditures in accounts payable.

In December 2013, we amended our contract with Hughes to extend the schedule of the program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

In September 2013, we entered into an agreement with Ericsson which deferred to November 2013 approximately $2.3 million in milestone payments scheduled under the core contract, provided we made one payment of $1.6 million, which offset the total deferred amount, in September 2013. We made this $1.6 million payment. The remaining milestone payments previously due under the contract were deferred to 2014 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of March 31, 2014, we recorded $0.7 million in accounts payable, excluding interest, related to these required payments and had incurred and capitalized $6.8 million of costs related to this contract. We record the costs as an asset in property and equipment. We are currently negotiating a revised milestone schedule which will include the remaining $0.7 million outstanding as of March 31, 2014. If we are unable to agree on revised technical requirements and pricing for certain contract deliverables with Ericsson, the contract may be terminated without liability to either party upon our payment of the outstanding $0.7 million deferred amount plus associated interest. We may, however, be required to record an impairment charge. If the contract is terminated for convenience, we must make a final payment of $10.0 million in either cash or shares of our common stock at our election.  If we elect to make payment in shares of our common stock, Ericsson will have the option either to accept the shares of common stock or instruct us to complete a block sale of the common stock and deliver the proceeds to Ericsson. If Ericsson chooses to accept common stock, the number of shares it will receive will be calculated based on the final payment amount plus 5%.

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

Contractual Obligations and Commitments

There have been no other significant changes to our contractual obligations and commitments since December 31, 2013 except those discussed above.

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

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2014, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of March 31, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three months ended March 31, 2014.

(b) Changes in internal control over financial reporting.

As of March 31, 2014, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below with respect to a non-cash derivative valuation.

As discussed in Management’s Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2013, management identified a material weakness in our internal control over financial reporting as it related to an outsourced control performed by an independent valuation firm engaged to calculate the valuation of our non-cash embedded derivative liabilities at each reporting period.

In order to remediate the material weakness described above, we implemented the following steps.

•	Updates have been made to the valuation model to correct the identified error.
•	Additional analysis and review procedures will be performed by the independent valuation firm and discussed with management.

We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission ("SEC"), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to the risk factors disclosed in Part I. Item 1A."Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 10, 2014.

Item 6. Exhibits

Exhibit Number	Description

10.1†	2014 Annual Key Employee Bonus Plan

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: May 7, 2014
James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)

