Form 10-Q
period 2014-06-30
Globalstar, Inc.
filed 2014-08-11
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of August 1, 2014, 780,209,938 shares of voting common stock and 209,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue:
Service revenues	$17,887	$15,409	$34,136	$30,799
Subscriber equipment sales	6,107	4,426	10,394	8,369
Total revenue	23,994	19,835	44,530	39,168
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,120	7,205	14,058	14,732
Cost of subscriber equipment sales	4,332	3,587	7,404	6,527
Cost of subscriber equipment sales - reduction in the value of inventory	7,317	—	7,317	—
Marketing, general, and administrative	8,247	6,577	16,016	13,501
Depreciation, amortization, and accretion	22,013	22,067	45,346	42,399
Total operating expenses	49,029	39,436	90,141	77,159
Loss from operations	(25,035)	(19,601)	(45,611)	(37,991)
Other income (expense):
Loss on extinguishment of debt	(16,484)	(47,240)	(26,679)	(47,240)
Loss on equity issuance	—	(13,969)	—	(13,969)
Interest income and expense, net of amounts capitalized	(13,864)	(15,216)	(24,786)	(22,968)
Derivative loss	(376,283)	(29,903)	(585,652)	(29,377)
Other	(1,092)	(224)	(379)	417
Total other income (expense)	(407,723)	(106,552)	(637,496)	(113,137)
Loss before income taxes	(432,758)	(126,153)	(683,107)	(151,128)
Income tax expense	972	119	1,166	222
Net loss	$(433,730)	$(126,272)	$(684,273)	$(151,350)
Loss per common share:
Basic	$(0.48)	$(0.25)	$(0.78)	$(0.31)
Diluted	(0.48)	(0.25)	(0.78)	(0.31)
Weighted-average shares outstanding:
Basic	904,994	496,169	877,309	484,244
Diluted	904,994	496,169	877,309	484,244
Comprehensive loss	$(432,875)	$(126,353)	$(684,651)	$(152,000)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,800	$17,408
Accounts receivable, net of allowance of $4,620 and $7,419, respectively	16,767	15,723
Inventory	28,633	31,817
Advances for inventory	2,253	9,359
Prepaid expenses and other current assets	6,913	7,059
Total current assets	78,366	81,366
Property and equipment, net	1,131,884	1,169,785
Restricted cash	37,918	37,918
Deferred financing costs	69,871	76,436
Intangible and other assets, net	9,319	7,103
Total assets	$1,327,358	$1,372,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,271	$4,046
Accounts payable, including contractor payables of $6,520 and $7,665, respectively	12,374	14,627
Accrued contract termination charge	23,919	24,133
Accrued expenses	21,989	22,700
Payables to affiliates	264	202
Derivative liabilities	—	57,048
Deferred revenue	21,471	17,284
Total current liabilities	87,288	140,040
Long-term debt, less current portion	624,816	665,236
Employee benefit obligations	3,336	3,529
Derivative liabilities	773,816	405,478
Deferred revenue	6,937	7,079
Debt restructuring fees	20,795	20,795
Other non-current liabilities	14,824	13,696
Total non-current liabilities	1,444,524	1,115,813
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders’ (deficit) equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2014 and December 31, 2013:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 763,972,273 and 535,883,461 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	76	54
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 209,008,656 and 309,008,656 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21	31
Additional paid-in capital	1,438,267	1,074,837
Accumulated other comprehensive income	493	871
Retained deficit	(1,643,311)	(959,038)
Total stockholders’ (deficit) equity	(204,454)	116,755
Total liabilities and stockholders’ (deficit) equity	$1,327,358	$1,372,608

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows provided by (used in) operating activities:
Net loss	$(684,273)	$(151,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	45,346	42,399
Change in fair value of derivative assets and liabilities	585,652	28,472
Stock-based compensation expense	1,133	793
Amortization of deferred financing costs	5,043	4,081
Provision for bad debts	1,050	794
Reduction in the value of inventory	7,317	—
Noncash interest and accretion expense	10,942	12,083
Loss on extinguishment of debt	26,679	47,240
Loss on equity issuance	—	13,969
Discount on future shares issued to vendor	748	—
Other, net	1,101	407
Unrealized foreign currency gain	(504)	(1,176)
Changes in operating assets and liabilities:
Accounts receivable	(2,289)	(1,851)
Inventory	3,524	3,493
Prepaid expenses and other current assets	(723)	(1,349)
Other assets	(1,199)	556
Accounts payable and accrued expenses	(2,177)	(106)
Payables to affiliates	63	86
Other non-current liabilities	725	(837)
Deferred revenue	4,195	470
Net cash provided by (used in) operating activities	2,353	(1,826)
Cash flows provided by (used in) investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(3,315)	(27,666)
Property and equipment additions	(1,483)	(569)
Investment in business	—	(355)
Restricted cash	—	8,625
Net cash used in investing activities	(4,798)	(19,965)
Cash flows provided by (used in) financing activities
Payments to reduce principal amount of exchanged 5.75% Notes	—	(13,544)
Payments for 5.75% Notes not exchanged	—	(6,250)
Payments to lenders and other fees associated with exchange	—	(2,482)
Proceeds from equity issuance to related party	—	39,000
Payments of deferred financing costs	(164)	(1,481)
Proceeds from issuance of common stock and exercise of warrants	8,986	1,206
Net cash provided by (used in) financing activities	8,822	16,449
Effect of exchange rate changes on cash	15	(213)
Net increase (decrease) in cash and cash equivalents	6,392	(5,555)
Cash and cash equivalents, beginning of period	17,408	11,792
Cash and cash equivalents, end of period	$23,800	$6,237
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,335	$11,445
Income taxes	63	63
Supplemental disclosure of non-cash financing and investing activities:
Increase in non-cash capitalized accrued interest for second-generation satellites and ground costs	847	2,910
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	1,308	3,901
Payments made in convertible notes and common stock	1,638	3,673
Principal amount of debt converted into common stock	69,232	8,615
Reduction of debt discount and deferred financing costs due to conversion of debt	25,340	5,166
Fair value of common stock issued upon conversion of debt	221,799	—
Reduction in derivative liability due to conversion of debt	151,034	—
Extinguishment of principal amount of 5.75% Notes	—	(71,804)
Issuance of principal amount of 8.00% Notes Issued in 2013	—	54,611
Issuance of common stock to exchanging note holders	—	12,127

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing reporting.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Globalstar System:
Space component
Second-generation satellites in service	$1,212,099	$1,212,099
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,365	32,365
Ground component	48,766	48,378
Construction in progress:
Space component	72	—
Ground component	121,144	116,377
Other	1,445	1,115
Total Globalstar System	1,432,931	1,427,374
Internally developed and purchased software	15,921	14,931
Equipment	12,531	12,385
Land and buildings	3,866	3,768
Leasehold improvements	1,672	1,644
Total property and equipment	1,466,921	1,460,102
Accumulated depreciation	(335,037)	(290,317)
Total property and equipment, net	$1,131,884	$1,169,785

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of June 30, 2014 consist of costs related to a spare second-generation satellite that is capable of being included in a future launch of satellites. As of June 30, 2014, this satellite and the prepaid long-lead items have not been placed into service and therefore the Company has not yet recorded depreciation expense for these items.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest cost eligible to be capitalized	$11,361	$11,927	$23,615	$25,732
Interest cost recorded in interest expense, net	(9,395)	(7,484)	(19,808)	(14,151)
Net interest capitalized	$1,966	$4,443	$3,807	$11,581

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Depreciation Expense	$21,377	$21,817	$44,386	$41,690

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	June 30, 2014		December 31, 2013
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Facility Agreement	$586,342	$586,342	$586,342	$586,342
Thermo Loan Agreement	64,119	27,721	60,383	22,854
8.00% Convertible Senior Notes Issued in 2013	29,840	18,024	46,971	26,291
8.00% Convertible Senior Unsecured Notes Issued in 2009	—	—	51,652	33,795
Total Debt	680,301	632,087	745,348	669,282
Less: Current Portion	7,271	7,271	4,046	4,046
Long-Term Debt	$673,030	$624,816	$741,302	$665,236

The table above presents the principal amount and carrying value of long-term debt at June 30, 2014 and December 31, 2013. The principal amounts shown above include payment of in-kind interest as of the date paid-in-kind notes, if any, are issued. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The amount included in the table above as the current portion of long-term debt includes the next scheduled principal repayments under the Facility Agreement, which are due in December 2014 and June 2015.

Facility Agreement

The Company’s senior secured credit facility agreement (“Facility Agreement”) was amended and restated in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with equity contributions through June 2017. If the Company violates any of these financial and nonfinancial covenants and is unable to obtain waivers or avoid an event of default through an equity cure contribution, the Company would be in default under the agreement, and payment of the indebtedness could be accelerated.  The acceleration of the Company’s indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company was in compliance with all covenants as of June 30, 2014. See Item 2 - Liquidity and Capital Resources included in Management’s Discussion and Analysis in this Report for further discussion on the Company’s debt covenants.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of June 30, 2014, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

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

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable 6 months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2014, $26.6 million of interest was outstanding; this amount is included in long-term debt on the Company’s condensed consolidated balance sheet.

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

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity of the Loan Agreement using an effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices.

8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, the Company entered into an Exchange Agreement with the beneficial owners and investment managers for beneficial owners (the “Exchanging Note Holders”) of approximately 91.5% of its outstanding 5.75% Convertible Senior Notes (“5.75% Notes”) and completed the transactions contemplated by the Exchange Agreement. Pursuant to the Exchange Agreement, the Company issued $54.6 million aggregate principal amount of 8.00% Convertible Senior Notes (the “8.00% Notes Issued in 2013”) to the Exchanging Note Holders. The 8.00% Notes Issued in 2013 are convertible into shares of common stock at an initial conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment as provided in the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (the “New Indenture”). The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the New Indenture. Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate had been reduced to $0.73 per share of common stock as of June 30, 2014.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company. There is no sinking fund for the 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and additional notes at a rate of 2.25% per annum. The New Indenture provides for customary events of default. The Company was not in default under the 8.00% Notes Issued in 2013 as of June 30, 2014.

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

A holder was permitted to elect to convert up to 15% of its 8.00% Notes Issued in 2013 on each of July 19, 2013 and March 20, 2014. If a holder had elected to convert on either of those dates, it would have received, at the Company’s option, either cash equal to the par value of the 8.00% Notes Issued in 2013 plus accrued interest (provided that, under the Facility Agreement, the Company could pay cash only with the consent of the Majority Lenders) or shares of the Company’s common stock equal to the principal amount of the 8.00% Notes Issued in 2013 to be converted plus accrued interest divided by the lower of the average price of the common stock in a specified period and $0.50. On July 19, 2013, $7.0 million principal amount (approximately 12.9% of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of 14.3 million shares. On March 20, 2014, $7.0 million principal amount (approximately 15.0% of the outstanding principal amount) of 8.00%

Notes Issued in 2013 were converted, resulting in the issuance of an additional 14.6 million shares. Through June 30, 2014, a total of $25.6 million principal amount of 8.00% Notes Issued in 2013 had been converted, resulting in the issuance of approximately 48.1 million shares of voting common stock relating to the special conversions discussed above as well as normal conversions pursuant to the terms of the New Indenture. Pursuant to the terms in the New Indenture for the 8.00% Notes Issued in 2013 for normal conversions, holders shall receive conversion shares over a 40-consecutive trading day settlement period. As a result of this feature, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's debt balance outstanding.

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

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 8.00% Notes Issued in 2013 (April 1, 2018) using an effective interest rate method. The fair value of the compound embedded derivative liability is being marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices.

8.00% Convertible Senior Notes Issued in 2009

In June 2009, the Company sold $55.0 million in aggregate principal amount of 8.00% Notes Issued in 2009 and Warrants (the “8.00% Warrants”) to purchase 15.3 million shares of the Company’s common stock. The 8.00% Notes Issued in 2009 were subordinated to all of the Company’s obligations under the Facility Agreement. The 8.00% Notes Issued in 2009 were the Company’s senior unsecured debt obligations and, except as described in the preceding sentence, ranked pari passu with its existing unsecured, unsubordinated obligations, including its 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2009 were scheduled to mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bore interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2009 was payable in the form of additional notes or, subject to certain restrictions, in common stock at the option of the holder. Interest was payable semi-annually in arrears on June 15 and December 15 of each year.

The 8.00% Warrants contained full ratchet anti-dilution protection, and the exercise price of the Warrants was subject to adjustment under certain circumstances. In the event of certain transactions that involve a change of control, the holders of the 8.00% Warrants maintained the right to make the Company purchase the warrants for cash, subject to certain conditions. The exercise period for the 8.00% Warrants began on December 19, 2009 and ended on June 19, 2014. As a result of the expiration of this period on June 19, 2014, all outstanding 8.00% Warrants were exercised during the second quarter of 2014, resulting in the issuance of 38.2 million shares of Globalstar common stock.  Holders of the 8.00% Warrants had the right to exercise on either a cash or cashless basis. The Company received approximately $7.5 million in cash as a result of these exercises.

Pursuant to the terms of the indenture governing the 8.00% Notes Issued in 2009, if at any time the closing price of the common stock were to exceed 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 would be automatically converted into common stock. The condition for the automatic conversion was met on April 15, 2014, and all outstanding 8.00% Notes Issued in 2009 (approximately $37.8 million principal amount at that time) converted on that date into approximately 34.5 million shares of the Company’s voting common stock.

 Prior to expiration of the 8.00% warrants and the automatic conversion of the 8.00% Notes Issued in 2009, the exercise price of the 8.00% Warrants was $0.32, and the base conversion price of the 8.00% Notes Issued in 2009 was $1.14.

The Company initially accreted the debt discount associated with the compound embedded derivative liability to interest expense over the outstanding term of the 8.00% Notes Issued in 2009 using an effective interest rate method. Upon the automatic conversion of the 8.00% Notes Issued in 2009, the remaining debt discount was written off through extinguishment gain (loss).

Warrants Outstanding

As a result of the Company’s financing arrangements described above, as of June 30, 2014 and December 31, 2013, warrants were outstanding to purchase 45.1 million and 93.5 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Contingent Equity Agreement (1)	37,088,418	41,467,980	$0.01	$0.01
Thermo Loan Agreement (2)	—	4,205,608	—	0.01
5.0% Notes (3)	8,000,000	8,000,000	0.32	0.32
8.00% Notes Issued in 2009 (4)	—	39,842,813	—	0.32
	45,088,418	93,516,401

(1)
Pursuant to the terms of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants have a five year exercise period from issuance. These warrants were issued between June 2009 and June 2012, and the exercise periods expire between June 2014 and June 2017. As of June 30, 2014, Thermo exercised warrants to purchase approximately 4.4 million of these shares prior to the expiration of the associated warrants.

(2)
As consideration for the Loan Agreement with Thermo, the Company issued Thermo warrants to purchase shares of common stock. The exercise period of the warrants issued in connection with the Thermo Loan Agreement was five years from issuance, which expired in June 2014. Thermo exercised all of these warrants in the second quarter of 2014.

(3)	The 5.0% Warrants are exercisable until June 2016, which is five years after their issuance.

(4)	The exercise period for the 8.00% Warrants began on December 19, 2009 and ended on June 14, 2014. All 8.00% Warrants were exercised in the second quarter of 2014.

Consent Agreement and Common Stock Purchase (and Option) Agreement

As discussed above, on May 20, 2013, the Company exchanged its 5.75% Notes for the 8.00% Notes Issued in 2013. In connection with this exchange, the Company and Thermo entered into various financial arrangements as described below.

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

In accordance with the terms of the Common Stock Purchase Agreement and Common Stock Purchase and Option Agreement, discussed below, as of June 30, 2014, Thermo had contributed a total of $65.0 million to the Company in exchange for 171.9 million shares of the Company’s nonvoting common stock. As of June 30, 2014, Thermo had fulfilled its obligations under the agreements.

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

During 2013, Thermo purchased in total approximately 121.9 million shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million, as discussed in the previous paragraph. As a result of these transactions, during the second quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

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

The Common Stock Purchase and Option Agreement

On October 14, 2013, the Company and Thermo entered into a Common Stock Purchase and Option Agreement pursuant to which Thermo agreed to purchase 11,538,461 shares of the Company’s nonvoting common stock at a purchase price of $0.52 per share in exchange for $6.0 million invested in July and an additional $20 million, or 38,461,538 shares, of which $6.5 million was invested in August 2013 and the remaining $13.5 million was invested under the First Option, described below. The Common Stock Purchase and Option Agreement also granted the Company a First Option and a Second Option, as defined in the agreement, to sell to Thermo up to $13.5 million and $11.5 million, respectively, of nonvoting common stock, as and when exercised by the special committee through November 28, 2013 and December 31, 2013, respectively. The First Option to sell up to $13.5 million in shares to Thermo was at a purchase price of $0.52 per share. The Second Option to sell up to $11.5 million in shares to Thermo was at a price equal to 85% of the average closing price of the voting common stock during the ten trading days immediately preceding the date of the special committee’s request. In November 2013, the special committee amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014. The Second Option under the Common Stock Purchase and Option Agreement was not exercised and therefore has expired.

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

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a Common Stock Purchase Agreement with Terrapin pursuant to which the Company may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term following the effectiveness of the registration statement, and in the Company’s sole discretion, the Company may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares will equal the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 3.5% to 8% based on a minimum price that the Company specifies. In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require Terrapin to purchase a percentage of the daily trading volume of its common stock for each trading day during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of the then issued and outstanding shares of voting common stock.

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of June 30, 2014, Terrapin had purchased a total of 6.1 million shares of voting common stock at a purchase price of $6.0 million pursuant to the terms of the agreement. $24.0 million remain available under this agreement.

4. DERIVATIVES

In connection with certain borrowings disclosed in Note 3, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following tables disclose the fair values and classification of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2014	December 31, 2013
Intangible and other assets:
Interest rate cap	$79	$185
Total intangible and other assets	$79	$185
Derivative liabilities, current:
Warrants issued with 8.00% Notes Issued in 2009	$—	$(57,048)
Derivative liabilities, non-current:
Compound embedded derivative with 8.00% Notes Issued in 2009	$—	$(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	(183,963)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(589,853)	(229,662)
Total derivative liabilities, non-current:	(773,816)	(405,478)
Total derivative liabilities, current and non-current	$(773,816)	$(462,526)

The following table discloses the changes in value during the three and six months ended June 30, 2014 and 2013 recorded as derivative loss on the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Interest rate cap	$(58)	$101
Warrants issued with 8.00% Notes Issued in 2009	(31,725)	(23,411)
Compound embedded derivative with 8.00% Notes Issued in 2009	6,681	(7,127)
Contingent put feature embedded in the 5.0% Convertible Senior Notes	—	1,439
Compound embedded derivative with 8.00% Notes Issued in 2013	(93,471)	(905)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(257,710)	—
Total derivative loss	$(376,283)	$(29,903)

	Six Months Ended
	June 30, 2014	June 30, 2013
Interest rate cap	$(105)	$116
Warrants issued with 8.00% Notes Issued in 2009	(67,523)	(22,626)
Compound embedded derivative with 8.00% Notes Issued in 2009	(16,406)	(7,247)
Contingent put feature embedded in the 5.0% Convertible Senior Notes	—	1,285
Compound embedded derivative with 8.00% Notes Issued in 2013	(141,427)	(905)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(360,191)	—
Total derivative loss	$(585,652)	$(29,377)

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host instrument. All embedded derivatives that required bifurcation are recorded as a derivative liability on the Company’s condensed consolidated balance sheet with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its condensed consolidated statements of operations. See below for further discussion for each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative.

Warrants Issued with 8.00% Notes Issued in 2009

Due to the reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which was netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model. The exercise period for the 8.00% Warrants expired in June 2014; accordingly, the derivative liability for the 8.00% Warrants is no longer outstanding.

Compound Embedded Derivative with 8.00% Notes Issued in 2009

As a result of the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which was netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model. On April 15, 2014, the remaining principal amount of 8.00% Notes Issued in 2009 was converted into common stock; accordingly, the derivative liability embedded in the 8.00% Notes Issued in 2009 is no longer outstanding.

Contingent Put Feature Embedded in the 5.0% Convertible Senior Notes

As a result of the contingent put feature within the 5.0% Convertible Senior Notes (“5.0% Notes”), the Company recorded a derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which was netted against the principal amount of the 5.0% Notes.  The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model. On November 7, 2013, the remaining principal amount of the 5.0% Notes was converted into common stock; accordingly, the derivative liability embedded in the 5.0% Notes is longer outstanding.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

As a result of the conversion option and the contingent put feature within the 8.00% Notes Issued in 2013, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

Compound Embedded Derivative with the Amended and Restated Thermo Loan Agreement

As a result of the conversion option and the contingent put feature within the Loan Agreement with Thermo entered into in July 2013, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Amended and Restated Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$79	$—	$79
Total assets measured at fair value	$—	$79	$—	$79
Liabilities:
Derivative Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	(183,963)	$(183,963)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(589,853)	(589,853)
Total Derivative Liabilities	—	—	(773,816)	(773,816)
Current Liabilities:
Liability for contingent consideration	—	—	(1,545)	(1,545)
Total liabilities measured at fair value	$—	$—	$(775,361)	$(775,361)

	Fair Value Measurements at December 31, 2013:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$185	$—	$185
Total assets measured at fair value	$—	$185	$—	$185
Liabilities:
Derivative Liabilities:
Warrants issued with 8.00% Notes Issued in 2009	$—	$—	$(57,048)	$(57,048)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	—	(66,022)	(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	—	—	(109,794)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(229,662)	(229,662)
Total Derivative Liabilities	—	—	(462,526)	(462,526)
Current Liabilities:
Liability for contingent consideration	—	—	(1,923)	(1,923)
Total liabilities measured at fair value	$—	$—	$(464,449)	$(464,449)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4 for further discussion.

Liabilities

The Company has various derivative liabilities in Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4 for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models as of June 30, 2014 and December 31, 2013 are shown in the tables below:

	Level 3 Inputs at June 30, 2014:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Warrant Exercise Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	65% - 95%	1.2%	$0.73	N/A	$4.25
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 100%	2.4%	$0.73	N/A	$4.25

	Level 3 Inputs at December 31, 2013:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Warrant Exercise Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	65% - 100%	1.5%	$1.14	N/A	$1.75
Warrants issued with 8.00% Notes Issued in 2009	100%	0.1%	N/A	$0.32	$1.75
Compound embedded derivative with 8.00% Notes Issued in 2013	65% - 100%	1.5%	$0.73	N/A	$1.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	65% - 100%	3.0%	$0.73	N/A	$1.75

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases above the current conversion price for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s condensed consolidated balance sheet. As previously discussed, the Company uses a blend of a Monte Carlo simulation model and market prices to determine the fair value of the derivative valuations. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

Probability of a change of control is another significant unobservable input used in the fair value measurement of the Company’s derivative instruments. Subject to certain restrictions in each indenture, the Company’s debt instruments contain certain provisions whereby holders may require the Company to purchase all or any portion of the convertible debt instrument upon a change of control. A change of control will occur upon certain changes in the ownership of the Company or certain events relating to the trading of the Company’s common stock. The simulated fair value of the derivative liabilities above is sensitive to changes in the assumed probabilities of a change of control. Decreases in the assumed probability of a change of control would generally result in a lower fair value measurement.

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

Compound Embedded Derivative with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative with the 8.00% Notes Issued in 2009 included payment in kind interest payments, make whole premiums and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2009, the base conversion rate could not reset to lower than $1.00; therefore if the Company made future equity issuances at prices below the then current conversion price, this conversion price would have been adjusted downward to as low as $1.00. As discussed in Note 3, pursuant to the terms of the indenture governing the 8.00% Notes Issued in 2009, if at any time the closing price of the common stock exceeded 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 automatically would have been converted into common stock. This condition for the automatic conversion was met on April 15, 2014, and all outstanding 8.00% Notes Issued in 2009 converted into shares of the Company’s common stock; accordingly, this derivative liability is no longer outstanding.

Warrants Issued with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the 8.00% Warrants issued with the 8.00% Notes Issued in 2009 included certain reset features. Pursuant to the terms of the 8.00% Warrants, there was no floor within the reset feature for the exercise price of the 8.00% Warrants; therefore if the Company had made future equity issuances at prices below the current exercise price, this exercise price would have been adjusted downward. If the stock price on the issuance date was less than the then current exercise price of the outstanding 8.00% Warrants, additional warrants would have been issued, which would have increased the fair value of the warrant liability. The exercise period for the 8.00% Warrants expired in June 2014; accordingly, this derivative liability is no longer outstanding.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Company’s 8.00% Notes Issued in 2013 includes payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2013 Indenture, there are also special distributions and certain put and call features within the notes which impact the valuation model. The 8.00% Notes Issued in 2013 experienced increased trading activity in the market, therby providing the Company with additional valuation support. As a result of the increase in trading activity, in 2014, the Company implemented a weight factor to the fair value of the embedded derivative to align the fair value produced from the valuation model to the fair value of the notes traded in the market.

Compound Embedded Derivative with Amended and Restated Thermo Loan Agreement

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Amended and Restated Loan Agreement with Thermo includes payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion and automatic conversions. The compound embedded derivative in the Amended and Restated Loan Agreement with Thermo contains similar features to the 8.00% Notes Issued in 2013. As stated in the previous section, in 2014, the Company implemented a weight factor to the fair value of the embedded derivative in the 8.00% Notes Issued in 2013 to align the fair value produced from the valuation model to the fair value of the notes traded in the market. Due to the similarities in the debt instruments, a similar weight factor was applied to the embedded derivative in the Amended and Restated Loan Agreement with Thermo.

Other Liabilities

Liability for Contingent Consideration

In connection with the acquisition of Axonn LLC (“Axonn”) in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock not to exceed 26,684,807 shares of common stock (10% of the Company’s pre-transaction outstanding shares of common stock), but at its option may make payments in cash after 13.0 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which was $9.7 million at June 30, 2014. Through June 30, 2014, the Company had made $8.1 million in earnout payments by issuing 18.6 million shares of voting common stock. The liability of $1.5 million recorded at June 30, 2014 represents the present value of the remaining projected earnout payments to be made under the agreement.

The fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the Company's reaching specific performance metrics through the remaining earnout period. The change in fair value of the contingent consideration is recorded through accretion expense in the Company’s condensed consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of the Company’s liability for contingent consideration are projected future sales of existing and new products as well as earnout payments made each quarter determined by actual product sales. Decreases in forecasted sales would result in a lower fair value measurement.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 as follows (in thousands):

Balance at March 31, 2014	$(633,332)
Earnout payments made related to liability for contingent consideration	377
Change in fair value of contingent consideration	(467)
Derivative adjustment related to conversions and exercises	234,286
Unrealized loss, included in derivative loss	(376,225)
Balance at June 30, 2014	$(775,361)

Balance at December 31, 2013	$(464,449)
Earnout payments made related to liability for contingent consideration	998
Change in fair value of contingent consideration	(620)
Derivative adjustment related to conversions and exercises	274,257
Unrealized loss, included in derivative loss	(585,547)
Balance at June 30, 2014	$(775,361)

6. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued interest	$897	$1,200
Accrued compensation and benefits	2,947	3,927
Accrued property and other taxes	5,957	5,744
Accrued customer liabilities and deposits	2,654	2,663
Accrued professional and other service provider fees	1,684	705
Accrued liability for contingent consideration	1,545	1,922
Accrued commissions	1,008	1,316
Accrued telecommunications expenses	1,322	649
Other accrued expenses	3,975	4,574
Total accrued expenses	$21,989	$22,700

Other accrued expenses include primarily outsourced logistics services, storage, accruals for inventory in transit, warranty reserve and maintenance.

Noncurrent liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Long-term accrued interest	$170	$451
Asset retirement obligation	1,133	1,083
Deferred rent and capital lease obligations	459	456
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,608	1,575
Uncertain income tax positions	6,937	5,918
Foreign tax contingencies	4,517	4,213
Total noncurrent liabilities	$14,824	$13,696

7. COMMITMENTS

Contractual Obligations

As of June 30, 2014, the Company had purchase commitments with Thales Alenia Space France (“Thales”), Arianespace, Ericsson Inc. (“Ericsson”) and Hughes Network Systems, LLC (“Hughes”) related to the procurement and deployment of the second-generation network.

Second-Generation Satellites

As of June 30, 2014, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. The Company has also incurred additional costs for certain related services, of which a portion are still owed to Thales. Discussions between the Company and Thales are ongoing regarding the remaining amounts owed by both parties under the contract.

As of June 30, 2014, the Company had a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of satellites. The Company has successfully completed all of these launches. The Company has also incurred additional costs which are owed to Arianespace for launch delays.

Next-Generation Gateways and Other Ground Facilities

As of June 30, 2014, the Company had a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be used in various next-generation Globalstar devices. In December 2013, the Company and Hughes amended the contract to extend the schedule of the program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline.

In May 2014, the Company entered into an agreement with Hughes to incorporate changes to the scope of work for the RAN and UTS being supplied to the Company. The additional work increased the total contract value by $3.8 million. In May 2014, the Company and Hughes also entered into a letter agreement whereby Hughes was granted the option to accept the pre-payment of certain payment milestones in the form of Globalstar stock at a 7% discount from the market value in lieu of cash. These payment milestones totaled $9.9 million. The stock was issued to Hughes on July 1, 2014. In valuing the shares, a loss of approximately $0.7 million was recorded in the Company's condensed consolidated statement of operations during the second quarter of 2014.

As of June 30, 2014, the Company had an agreement with Ericsson, which will work with the Company to develop, implement and maintain a ground interface, or core network system that will be installed at a number of the Company’s satellite gateway ground stations. In July 2014, the Company and Ericsson entered into a new agreement for the Company’s core network system specifying the remaining contract value of $25.4 million for the work and a new milestone schedule to reflect the new program timeline.

The Company issued separate purchase orders for additional phone equipment and accessories under the terms of an executed commercial agreement with Qualcomm since 2004. This contract was canceled in March 2013 and since that time the parties were seeking to resolve the issues related to the contract termination. The Company and Qualcomm signed an agreement in July 2014 specifying the terms for the sale of the remaining inventory to the Company. The Company previously recorded total advances to Qualcomm for inventory of $9.2 million on its condensed consolidated balance sheet. The Company agreed to pay to Qualcomm $0.1 million to take ownership of finished goods and raw materials, which includes the $9.2 million advance held by Qualcomm as well as certain limited support services to be provided to the Company. This final payment made in July 2014 eliminated Globalstar's obligations to purchase additional equipment from Qualcomm. As a result of certain terms in the July 2014 agreement, the Company recorded a reduction in the value of inventory of $7.3 million related to raw materials that are not likely to be used in future production of inventory. The remaining balance of $2.3 million for inventory advances on the Company's condensed consolidated balance sheet includes approximately $2.0 million related to the Qualcomm contract, representing primarily finished goods.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated financial statements for the period ended June 30, 2014. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. However, the Release Agreement provides that it will survive a termination of the Settlement Agreement. As of June 30, 2014, no party had terminated the Settlement Agreement.

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

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.3 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
General and administrative expenses	$63	$155	$63	$155
Non-cash expenses	137	137	274	274
Loss on equity issuance	—	13,969	—	13,969
Total	$200	$14,261	$337	$14,398

General and administrative expenses are related to expenses incurred by Thermo on the Company’s behalf which are charged to the Company. Non-cash expenses are related to services provided by two executive officers of Thermo (who are also directors of the Company) who receive no cash compensation from the Company; these expenses are treated as a contribution to capital. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time.

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

On May 20, 2013, the Company issued 8.00% Notes Issued in 2013 and other consideration in exchange for its outstanding 5.75% Notes. As a result of this exchange, the Company entered into the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement (see Note 3 for further discussion). As a result of these transactions, during 2013 the Company recognized a loss on the sale of shares of approximately $16.4 million (which is included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company's common stock (measured as the closing stock price on the date of each sale).

In August 2013, the Company drew the remaining $1.1 million from the interest earned on the contingent equity account under the Facility Agreement and issued 2,133,656 shares of nonvoting common stock to Thermo in October 2013. The value of the 20% discount on the shares issued to Thermo was recorded as a deferred financing cost on the Company's condensed consolidated balance sheet as of September 30, 2013.

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

During the second quarter of 2014, Thermo exercised its warrants that were scheduled to expire in June 2014. The warrants that were exercised in the second quarter of 2014 included warrants for 4.2 million shares issued as partial consideration for the Thermo Loan Agreement in 2009, resulting in the issuance of 4.2 million shares of Globalstar common stock; 4.4 million warrants issued in connection with the annual availability fee for the Contingent Equity Agreement in 2009, resulting in the issuance of 4.4 million shares of Globalstar common stock; and 16.3 million 8.00% Warrants issued in 2009, resulting in the issuance of 14.7 million shares of Globalstar common stock. As of June 30, 2014, approximately 37.1 million warrants issued under the Contingent Equity Agreement and 8.0 million 5.0% Warrants remain outstanding, all of which are held by Thermo and are scheduled to expire between December 2014 and June 2017.

See Note 3 for further discussion of the Company's debt and financing transactions with Thermo.

10. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company's policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending June 30, 2014 and December 31, 2013, the net deferred tax assets were fully reserved.

In January 2012, the Company’s Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2008 and 2009 had been selected for audit. The Canada Revenue Agency is in the process of reviewing the information provided by the Canadian subsidiary.

In December 2013, the Company’s Singapore subsidiary was notified that its income tax returns for the years ended 2009 to 2012 had been selected for audit. The Inland Revenue Authority is in the process of reviewing the information provided by the Singapore subsidiary.

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

Through a prior foreign acquisition, the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of June 30, 2014 and December 31, 2013, the Company had recorded a tax liability of $2.3 million and $2.2 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accumulated other comprehensive income (loss), March 31, 2014 and 2013 and December 31, 2013 and 2012, respectively	$(364)	$(2,327)	$871	$(1,758)
Other comprehensive income (loss) :
Foreign currency translation adjustments	857	(81)	(378)	(650)
Accumulated other comprehensive income (loss), June 30, 2014 and 2013, respectively	$493	$(2,408)	$493	$(2,408)

No amounts were reclassified out of accumulated other comprehensive income (loss) for the periods shown above.

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

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Grants of restricted stock awards and restricted stock units	127	838	155	838
Grants of options to purchase common stock	168	319	462	605
Total	295	1,157	617	1,443

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and its subsidiaries with an opportunity to acquire shares of its common stock at a discount. The Plan permits eligible employees to purchase shares of common stock during two semi-annual offering periods beginning on June 15 and December 15, unless adjusted by the Board or one of its designated committees (the “Offering Periods”). Eligible employees may purchase shares in an amount of up to 15% of their total compensation per pay period, but may purchase no more than the lesser of $25,000 fair market value of common stock or 500,000 shares of common stock in any calendar year, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of the common stock. Fair market value is equal to the lesser of the closing price of a share of common stock on either the first or last day of the Offering Period.

For each of the three and six months ended June 30, 2014 and 2013, the Company recorded expense for the fair value of the grant of $0.1 million, respectively, which is reflected in marketing, general and administrative expenses. Through June 30, 2014, the Company had issued 2,486,902 shares of common stock pursuant to this Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Service:
United States	$11,853	$11,048	$22,733	$22,225
Canada	3,636	3,035	6,869	5,677
Europe	1,401	771	2,752	1,551
Central and South America	783	633	1,447	1,293
Others	214	(78)	335	53
Total service revenue	$17,887	$15,409	$34,136	$30,799
Subscriber equipment:
United States	3,515	2,828	5,829	5,068
Canada	1,487	978	2,769	1,763
Europe	555	401	1,087	900
Central and South America	335	206	493	534
Others	215	13	216	104
Total subscriber equipment revenue	$6,107	$4,426	$10,394	$8,369
Total revenue	$23,994	$19,835	$44,530	$39,168

	June 30, 2014	December 31, 2013
Long-lived assets:
United States	$1,126,323	$1,164,358
Canada	279	247
Europe	542	408
Central and South America	3,717	3,595
Others	1,023	1,177
Total long-lived assets	$1,131,884	$1,169,785

14. LOSS PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

For the three and six months ended June 30, 2014 and 2013, diluted net loss per share of common stock was the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

15. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$18,962	$1,541	$6,212	$(8,828)	$17,887
Subscriber equipment sales	269	4,364	2,254	(780)	6,107
Total revenue	19,231	5,905	8,466	(9,608)	23,994
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,419	2,385	2,431	(115)	7,120
Cost of subscriber equipment sales	212	3,187	2,672	(1,739)	4,332
Cost of subscriber equipment sales - reduction in the value of inventory	7,258	19	40	—	7,317
Marketing, general and administrative	1,908	4,192	3,294	(1,147)	8,247
Depreciation, amortization, and accretion	19,135	3,084	6,530	(6,736)	22,013
Total operating expenses	30,932	12,867	14,967	(9,737)	49,029
Loss from operations	(11,701)	(6,962)	(6,501)	129	(25,035)
Other income (expense):
Loss on extinguishment of debt	(16,484)	—	—	—	(16,484)
Interest income and expense, net of amounts capitalized	(13,774)	(9)	(81)	—	(13,864)
Derivative loss	(376,283)	—	—	—	(376,283)
Equity in subsidiary earnings	(14,889)	(2,102)	—	16,991	—
Other	(550)	44	(586)	—	(1,092)
Total other income (expense)	(421,980)	(2,067)	(667)	16,991	(407,723)
Loss before income taxes	(433,681)	(9,029)	(7,168)	17,120	(432,758)
Income tax expense	49	19	904	—	972
Net (loss) income	$(433,730)	$(9,048)	$(8,072)	$17,120	$(433,730)
Comprehensive (loss) income	$(433,730)	$(9,048)	$(7,227)	$17,130	$(432,875)

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2013
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$16,598	$2,479	$4,269	$(7,937)	$15,409
Subscriber equipment sales	54	2,903	10,196	(8,727)	4,426
Total revenue	16,652	5,382	14,465	(16,664)	19,835
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,556	2,334	2,290	25	7,205
Cost of subscriber equipment sales	1	2,388	10,204	(9,006)	3,587
Marketing, general and administrative	1,042	3,480	3,168	(1,113)	6,577
Depreciation, amortization, and accretion	17,416	5,394	5,689	(6,432)	22,067
Total operating expenses	21,015	13,596	21,351	(16,526)	39,436
Loss from operations	(4,363)	(8,214)	(6,886)	(138)	(19,601)
Other income (expense):
Loss on extinguishment of debt	(47,240)	—	—	—	(47,240)
Loss on equity issuance	(13,969)	—	—	—	(13,969)
Interest income and expense, net of amounts capitalized	(14,669)	(5)	(542)	—	(15,216)
Derivative loss	(29,903)	—	—	—	(29,903)
Equity in subsidiary earnings	(15,724)	1,794	—	13,930	—
Other	(339)	(65)	133	47	(224)
Total other income (expense)	(121,844)	1,724	(409)	13,977	(106,552)
Loss before income taxes	(126,207)	(6,490)	(7,295)	13,839	(126,153)
Income tax expense	65	21	33	—	119
Net (loss) income	$(126,272)	$(6,511)	$(7,328)	$13,839	$(126,272)
Comprehensive (loss) income	$(126,272)	$(6,511)	$(7,409)	$13,839	$(126,353)

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$37,370	$3,365	$10,890	$(17,489)	$34,136
Subscriber equipment sales	315	7,495	4,153	(1,569)	10,394
Total revenue	37,685	10,860	15,043	(19,058)	44,530
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,056	4,448	4,726	(172)	14,058
Cost of subscriber equipment sales	212	5,616	4,592	(3,016)	7,404
Cost of subscriber equipment sales - reduction in the value of inventory	7,258	19	40	—	7,317
Marketing, general and administrative	3,596	8,144	6,502	(2,226)	16,016
Depreciation, amortization, and accretion	38,457	7,710	13,139	(13,960)	45,346
Total operating expenses	54,579	25,937	28,999	(19,374)	90,141
Loss from operations	(16,894)	(15,077)	(13,956)	316	(45,611)
Other income (expense):
Loss on extinguishment of debt	(26,679)	—	—	—	(26,679)
Interest income and expense, net of amounts capitalized	(24,598)	(20)	(168)	—	(24,786)
Derivative loss	(585,652)	—	—	—	(585,652)
Equity in subsidiary earnings	(29,818)	(4,216)	—	34,034	—
Other	(528)	(9)	279	(121)	(379)
Total other income (expense)	(667,275)	(4,245)	111	33,913	(637,496)
Loss before income taxes	(684,169)	(19,322)	(13,845)	34,229	(683,107)
Income tax expense	104	27	1,035	—	1,166
Net (loss) income	$(684,273)	$(19,349)	$(14,880)	$34,229	$(684,273)
Comprehensive (loss) income	$(684,273)	$(19,349)	$(15,273)	$34,244	$(684,651)

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2013
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$31,626	$6,066	$8,380	$(15,273)	$30,799
Subscriber equipment sales	159	5,764	12,194	(9,748)	8,369
Total revenue	31,785	11,830	20,574	(25,021)	39,168
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,108	4,821	4,850	(47)	14,732
Cost of subscriber equipment sales	—	4,714	12,504	(10,691)	6,527
Marketing, general and administrative	2,548	7,044	6,121	(2,212)	13,501
Depreciation, amortization, and accretion	32,893	11,022	10,682	(12,198)	42,399
Total operating expenses	40,549	27,601	34,157	(25,148)	77,159
Loss from operations	(8,764)	(15,771)	(13,583)	127	(37,991)
Other income (expense):
Loss on extinguishment of debt	(47,240)	—	—	—	(47,240)
Loss on equity issuance	(13,969)	—	—	—	(13,969)
Interest income and expense, net of amounts capitalized	(22,092)	(36)	(836)	(4)	(22,968)
Derivative loss	(29,377)	—	—	—	(29,377)
Equity in subsidiary earnings	(30,223)	(1,065)	—	31,288	—
Other	436	1	(103)	83	417
Total other income (expense)	(142,465)	(1,100)	(939)	31,367	(113,137)
Loss before income taxes	(151,229)	(16,871)	(14,522)	31,494	(151,128)
Income tax expense	121	29	72	—	222
Net (loss) income	$(151,350)	$(16,900)	$(14,594)	$31,494	$(151,350)
Comprehensive (loss) income	$(151,350)	$(16,900)	$(15,244)	$31,494	$(152,000)

Globalstar, Inc.
Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,274	$1,708	$2,818	$—	$23,800
Accounts receivable	5,875	5,696	5,030	166	16,767
Intercompany receivables	701,523	428,676	22,764	(1,152,963)	—
Inventory	2,025	12,060	14,548	—	28,633
Advances for inventory	2,181	28	44	—	2,253
Prepaid expenses and other current assets	3,655	305	2,953	—	6,913
Total current assets	734,533	448,473	48,157	(1,152,797)	78,366
Property and equipment, net	1,121,277	5,043	6,774	(1,210)	1,131,884
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,178	—	4,285	(17,463)	—
Investment in subsidiaries	(230,707)	2,114	28,033	200,560	—
Deferred financing costs	69,871	—	—	—	69,871
Intangible and other assets, net	6,269	799	2,266	(15)	9,319
Total assets	$1,752,339	$456,429	$89,515	$(970,925)	$1,327,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,271	$—	$—	$—	$7,271
Accounts payable	8,542	1,544	2,288	—	12,374
Accrued contract termination charge	23,919	—	—	—	23,919
Accrued expenses	5,711	7,710	8,568	—	21,989
Intercompany payables	475,965	541,788	137,147	(1,154,900)	—
Payables to affiliates	264	—	—	—	264
Deferred revenue	3,625	14,920	2,926	—	21,471
Total current liabilities	525,297	565,962	150,929	(1,154,900)	87,288
Long-term debt, less current portion	624,816	—	—	—	624,816
Employee benefit obligations	3,336	—	—	—	3,336
Intercompany notes payable	—	—	15,321	(15,321)	—
Derivative liabilities	773,816	—	—	—	773,816
Deferred revenue	6,417	520	—	—	6,937
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	2,316	292	12,216	—	14,824
Total non-current liabilities	1,431,496	812	27,537	(15,321)	1,444,524
Stockholders’ equity	(204,454)	(110,345)	(88,951)	199,296	(204,454)
Total liabilities and stockholders’ equity	$1,752,339	$456,429	$89,515	$(970,925)	$1,327,358

Globalstar, Inc.
Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2013
(Audited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,935	$676	$3,797	$—	$17,408
Accounts receivable	5,925	5,022	4,602	174	15,723
Intercompany receivables	651,251	414,508	18,280	(1,084,039)	—
Inventory	1,161	14,375	16,281	—	31,817
Advances for inventory	9,287	28	44	—	9,359
Prepaid expenses and other current assets	4,316	311	2,432	—	7,059
Total current assets	684,875	434,920	45,436	(1,083,865)	81,366
Property and equipment, net	1,152,734	11,621	6,889	(1,459)	1,169,785
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,629	—	4,285	(17,914)	—
Investment in subsidiaries	(209,592)	7,242	—	202,350	—
Deferred financing costs	76,436	—	—	—	76,436
Intangible and other assets, net	3,964	1,028	2,125	(14)	7,103
Total assets	$1,759,964	$454,811	$58,735	$(900,902)	$1,372,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,046	$—	$—	$—	$4,046
Accounts payable	9,906	2,041	2,680	—	14,627
Accrued contract termination charge	24,133	—	—	—	24,133
Accrued expenses	6,160	8,203	8,337	—	22,700
Intercompany payables	435,707	521,763	128,496	(1,085,966)	—
Payables to affiliates	202	—	—	—	202
Derivative liabilities	57,048	—	—	—	57,048
Deferred revenue	1,843	13,094	2,347	—	17,284
Total current liabilities	539,045	545,101	141,860	(1,085,966)	140,040
Long-term debt, less current portion	665,236	—	—	—	665,236
Employee benefit obligations	3,529	—	—	—	3,529
Intercompany notes payable	—	—	15,772	(15,772)	—
Derivative liabilities	405,478	—	—	—	405,478
Deferred revenue	6,583	496	—	—	7,079
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	2,543	297	10,856	—	13,696
Total non-current liabilities	1,104,164	793	26,628	(15,772)	1,115,813
Stockholders’ equity	116,755	(91,083)	(109,753)	200,836	116,755
Total liabilities and stockholders’ equity	$1,759,964	$454,811	$58,735	$(900,902)	$1,372,608

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$920	$1,240	$193	$—	$2,353
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(3,315)	—	—	—	(3,315)
Property and equipment additions	(88)	(208)	(1,187)	—	(1,483)
Net cash used in investing activities	(3,403)	(208)	(1,187)	—	(4,798)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock and exercise of warrants	8,986	—	—	—	8,986
Payment of deferred financing costs	(164)	—	—	—	(164)
Net cash used in financing activities	8,822	—	—	—	8,822
Effect of exchange rate changes on cash and cash equivalents	—	—	15	—	15
Net increase (decrease) in cash and cash equivalents	6,339	1,032	(979)	—	6,392
Cash and cash equivalents at beginning of period	12,935	676	3,797	—	17,408
Cash and cash equivalents at end of period	$19,274	$1,708	$2,818	$—	$23,800

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided used in operating activities	$(2,575)	$58	$691	$—	$(1,826)
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(27,666)	—	—	—	(27,666)
Property and equipment additions	—	(309)	(260)	—	(569)
Investment in businesses	(355)	—	—	—	(355)
Restricted cash	8,625	—	—	—	8,625
Net cash from investing activities	(19,396)	(309)	(260)	—	(19,965)
Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	1,206	—	—	—	1,206
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	—	—	—	(13,544)
Payments to reduce principal amount of 5.75% Notes not exchanged	(6,250)	—	—	—	(6,250)
Payments to lenders and other fees associated with exchange	(2,482)	—	—	—	(2,482)
Proceeds from equity issuance to related party	39,000	—	—	—	39,000
Payment of deferred financing costs	(1,481)	—	—	—	(1,481)
Net cash used in financing activities	16,449	—	—	—	16,449
Effect of exchange rate changes on cash and cash equivalents	—	—	(213)	—	(213)
Net increase (decrease) in cash and cash equivalents	(5,522)	(251)	218	—	(5,555)
Cash and cash equivalents at beginning of period	10,220	251	1,321	—	11,792
Cash and cash equivalents at end of period	$4,698	$—	$1,539	$—	$6,237

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

In 2006 we began a process of designing, manufacturing and deploying a second-generation constellation of Low Earth Orbit (“LEO”) satellites to replace our first-generation constellation. Our second-generation constellation is designed to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We have integrated all of the new second-generation satellites with certain of our first-generation satellites to form our second-generation constellation. The restoration of our constellation’s Duplex capabilities was complete after the final second-generation satellite was placed into service in August 2013. The restoration of Duplex capabilities has resulted in a substantial increase in service levels, making our products and services more desirable to existing and potential customers. Existing subscribers continue to utilize our service more, measured by minutes of use on the Globalstar System year over year, a trend that we expect to continue. We are gaining new customers and winning back former customers, which continues to contribute to increases in Duplex revenue. We offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

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

We compete aggressively on price. In 2004 we were the first MSS company to offer bundled pricing plans that we adapted from the terrestrial wireless industry. We expect to continue to innovate and retain our position as the low cost, high quality leader in the MSS industry.

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

At June 30, 2014, we served approximately 601,000 subscribers. We increased our net subscribers 7% from June 30, 2013 to June 30, 2014. In 2014 we initiated a process to deactivate subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. Excluding these deactivated subscribers from our June 30, 2013 subscriber count, total subscribers would have increased 12% from June 30, 2013 to June 30, 2014. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2014 and 2013

Revenue:

Three and Six Months

Total revenue increased by $4.2 million, or approximately 21%, to $24.0 million for the three months ended June 30, 2014 from $19.8 million for the three months ended June 30, 2013. This increase was due primarily to a $2.5 million increase in service revenue and a $1.7 million increase in revenue from subscriber equipment sales. Total revenue increased by $5.3 million, or approximately 14%, to $44.5 million for the six months ended June 30, 2014 from $39.2 million for the six months ended June 30, 2013. This increase was due primarily to a $3.3 million increase in service revenue and a $2.0 million increase in revenue from subscriber equipment sales. The primary driver for the increase in service revenue for both the three and six month periods was growth in Duplex service revenue as we continue to see increases in new subscriber activations corresponding to equipment sales over the past 12 months. Demand for our Duplex products and services has increased as we successfully completed the restoration of our second-generation constellation in August 2013 by placing our last second-generation satellite into commercial service. The increase in revenue from equipment sales for both the three and six month periods was due primarily to increased demand for our SPOT and Simplex products.

The following table sets forth amounts and percentages of our revenue by type of service for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30, 2014		Three months ended June 30, 2013		Six months ended June 30, 2014		Six months ended June 30, 2013
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$6,943	29%	$5,363	27%	$12,817	29%	$10,208	26%
SPOT	7,037	29	6,853	35	14,076	32	13,939	36
Simplex	2,227	9	1,634	8	4,092	9	3,449	9
IGO	301	1	256	1	575	1	488	1
Other	1,379	6	1,303	7	2,576	6	2,715	7
Total	$17,887	74%	$15,409	78%	$34,136	77%	$30,799	79%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30, 2014		Three months ended June 30, 2013		Six months ended June 30, 2014		Six months ended June 30, 2013
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$1,701	7%	$1,923	9%	$3,057	7%	$3,032	8%
SPOT	1,652	7	938	5	3,080	7	1,864	5
Simplex	2,041	9	1,346	7	3,280	7	2,895	7
IGO	430	2	179	1	610	1	476	1
Other	283	1	40	—	367	1	102	—
Total	$6,107	26%	$4,426	22%	$10,394	23%	$8,369	21%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three and six months ended June 30, 2014 and 2013. The following numbers are subject to immaterial rounding inherent to calculating averages.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average number of subscribers for the period (three and six months ended):
Duplex (1)	60,253	83,974	73,033	84,377
SPOT (2)	226,832	213,788	225,737	228,775
Simplex	257,439	201,834	247,754	200,942
IGO	39,258	40,360	39,300	40,652
ARPU (monthly):
Duplex (1)	$38.41	$21.29	$29.25	$20.16
SPOT (2)	10.34	10.69	10.39	10.15
Simplex	2.88	2.70	2.75	2.86
IGO	2.56	2.11	2.44	2.00
Number of subscribers (end of period):
Duplex	61,902	84,423	61,902	84,423
SPOT	229,579	216,469	229,579	216,469
Simplex	264,154	213,726	264,154	213,726
IGO	39,248	40,158	39,248	40,158
Other	5,794	6,976	5,794	6,976
Total	600,677	561,752	600,677	561,752

(1)
In 2014 we initiated a process to deactivate certain subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. For the three and six months ended June 30, 2013, excluding these 26,000 deactivated subscribers from prior period metrics, average subscribers would have been 57,314 and 57,717, respectively, and ARPU would have been $31.18 and $29.48, respectively. For the six months ended June 30, 2014, excluding these 26,000 deactivated subscribers from prior period metrics, average subscribers would have been 59,703 and ARPU would have been $35.78.

(2)
In 2013 we initiated a process to deactivate certain suspended subscribers in our SPOT subscriber base. We deactivated approximately 36,000 subscribers during the first quarter of 2013. For the six months ended June 30, 2013, excluding these 36,000 deactivated subscribers from prior period metrics, average subscribers would have been 210,725 and ARPU would have been $11.02.

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Three and Six Months

Duplex service revenue increased approximately 30% and 26% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases in Duplex service revenue were due primarily to growth in our revenue-generating Duplex subscriber base and the continued transition of certain of our Duplex customers to higher rate plans commensurate with our improved service levels. As previously stated, we deactivated approximately 26,000 Duplex subscribers from our network in the first quarter of 2014. Total reported Duplex subscribers decreased 27% from June 30, 2013 to June 30, 2014. Excluding these deactivated subscribers from our June 30, 2013 subscriber count, Duplex subscribers would have increased approximately 7% from June 30, 2013 to June 30, 2014. We have experienced increases in Duplex equipment units sold in the past 12 months, which resulted in new subscribers activating units on our network; these new subscribers contribute to increases in both service revenue and ARPU. We also continue to convert our Duplex customers to higher rate plans, which has resulted in higher churn among lower rate paying subscribers.

SPOT service revenue increased 3% and 1% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. End of period SPOT subscribers increased 6% from June 30, 2013 to June 30, 2014. The growth in our SPOT subscriber base is due to new subscriber activations resulting from equipment sales over the past 12 months. Our subscriber count includes certain suspended subscribers, which are subscribers who have activated their devices, have access to our network, but for whom we recognize no service revenue while we are in the process of collecting payment of their fees. These suspended accounts represented 7% and 6% of our total SPOT subscribers as of June 30, 2014 and 2013, respectively. As suspended subscribers increase, the amount of service revenue from these subscribers decreases.

Simplex revenue increased approximately 36% and 19% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.  We generated increased Simplex service revenue due to a 24% increase in our end of period Simplex subscribers from June 30, 2013 to June 30, 2014. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer as well as variations in customer usage.

Other revenue increased approximately 6% for the three months ended June 30, 2014 compared to the same period in 2013. Other revenue decreased approximately 5% for the six months ended June 30, 2014 compared to the same period in 2013. The increase in other revenue for the three months ended June 30, 2014 compared to the same period in 2013 is due primarily to the timing and amount of engineering service revenue recognized in each period. The increase in engineering service revenue during this period was offset partially by a decrease in third party revenue during the second quarter of 2014 compared the second quarter of 2013. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers, which we re-sold to some of our subscribers. We record this revenue in other service revenue as third party revenue. As our coverage is now fully restored, we have begun to transition these subscribers to our network, which has contributed in part to the increase in our Duplex service revenue. As third party revenue decreases, other service revenue will also decrease and Duplex revenue will increase. The decrease in other service revenue for the six months ended June 30, 2014 compared to the same period in 2013 was due primarily to the decrease in third party revenue, as discussed above. This decrease was offset slightly by the increase in engineering service revenue recognized for the six months ended June 30, 2014 compared to the same period in 2013.

Equipment Revenue

Three Months

Revenue from Duplex equipment sales decreased by approximately 12% for the three months ended June 30, 2014 compared to the same period in 2013. We introduced SPOT Global Phone in the second quarter of 2013. The release of this product contributed to higher than usual Duplex sales in the second quarter of 2013 compared to the second quarter of 2014. This decrease was offset partially by an increase in sales of other Duplex two-way voice and data products.

Revenue from SPOT equipment sales increased 76% for the three months ended June 30, 2014 compared to the same period in 2013. We introduced SPOT Gen3 in the third quarter of 2013 and SPOT Trace in the fourth quarter of 2013. Both of these products contributed to the increase in revenue from our SPOT equipment sales during the second quarter of 2014 as these products were not included in our product mix during the second quarter of 2013.

Revenue from Simplex equipment sales increased approximately 52% for the three months ended June 30, 2014 compared to the same period in 2013. We experienced higher demand for certain of our commercial applications for M2M asset monitoring and tracking devices and sold a large volume of our SmartOne product to one customer in the second quarter of 2014, resulting in an increase in equipment revenue compared to the prior year quarter. We introduced STX3 in February 2014, which also contributed to the increase in revenue from subscriber equipment sales in the second quarter of 2014.

Six Months

Revenue from Duplex equipment sales increased by approximately 1% for the six months ended June 30, 2014 compared to the same period in 2013. We continue to see increased demand for certain of our Duplex two-way voice and data products that contributed to the increase in revenue from Duplex equipment sales for the six months ended June 30, 2014 compared to the same period in 2013. Partially offsetting this increase was a greater demand for the SPOT Global Phone in the second quarter of 2013 coinciding with its launch in that period.

Revenue from SPOT equipment sales increased 65% for the six months ended June 30, 2014 compared to the same period in 2013. We introduced SPOT Gen3 in the third quarter of 2013 and SPOT Trace in the fourth quarter of 2013. Both of these products have contributed to the increase in revenue from our SPOT equipment sales during the first six months of 2014 as these products were not included in our product mix during the first six months of 2013.

Revenue from Simplex equipment sales increased approximately 13% for the six months ended June 30, 2014 compared to the same period in 2013. We experienced higher demand for certain of our commercial applications for M2M asset monitoring and tracking devices and sold a large volume of our SmartOne product to one customer in the second quarter of 2014, which contributed significantly to the increase in revenue from Simplex equipment sales for the six months ended June 30, 2014. We introduced STX3 in February 2014, which also contributed to the increase in revenue from subscriber equipment sales in the second quarter of 2014.

Operating Expenses:

Three and Six Months

Total operating expenses increased $9.6 million, or approximately 24%, to $49.0 million for the three months ended June 30, 2014 from $39.4 million for the same period in 2013. Total operating expenses increased $12.9 million, or approximately 17%, to $90.1 million for the six months ended June 30, 2014 from $77.2 million for the same period in 2013. We attribute this increase primarily to a $7.3 million non-cash reduction in the value of inventory related to our former contract with Qualcomm, that we recorded during the second quarter of 2014. The increase in operating expenses is also due to increases in non-cash depreciation expense and certain other expense categories, as discussed further below.

Cost of Services

Three and Six Months

Cost of services decreased $0.1 million, or approximately 1%, to $7.1 million for the three months ended June 30, 2014 from $7.2 million for the same period in 2013 and decreased $0.6 million, or approximately 5%, to $14.1 million for the six months ended June 30, 2014 from $14.7 million for the same period in 2013. Cost of services comprises primarily network operating costs, which are generally fixed in nature. As stated above, while we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers, which we re-sold to some of our subscribers. We recorded the expense related to this service in cost of services. As we continue to transition these subscribers to our network, this cost will decrease. The decrease in cost of services for the six months ended June 30, 2014 was due in large part to a reduction in this expense. Over the past 12 months, we have experienced cost savings as a result of our increased focus on monitoring telecommunication service expenses. These decreases were offset partially by increases in multiple expense categories as we expand and update our gateway infrastructure.

Cost of Subscriber Equipment Sales

Three and Six Months

Cost of subscriber equipment sales increased $0.7 million, or approximately 21%, to $4.3 million for the three months ended June 30, 2014 from $3.6 million for the same period in 2013 and increased $0.9 million, or approximately 13%, to $7.4 million for the six months ended June 30, 2014 from $6.5 million for the same period in 2013. The fluctuations in cost of subscriber equipment sales are due primarily to changes in the mix and volume of products sold during the respective periods.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Three and Six Months

As previously disclosed, we had various commercial agreements with Qualcomm since 2004 for the purchase of phone equipment and accessories. This contract was canceled in March 2013, and we entered into an agreement with Qualcomm in July 2014 whereby we paid $0.1 million to Qualcomm for all remaining finished goods and raw materials held at Qualcomm, which includes our previously recorded advances to Qualcomm for inventory of $9.2 million. Our future business plans intend to use Hughes-based technology in future product development, therefore, many of the raw materials held by Qualcomm are not likely to be used in the future production of additional inventory. As a result of certain terms included in the July 2014 agreement, we recorded a reduction in the value of inventory of $7.3 million during the second quarter of 2014. The remaining balance of $2.2 million for inventory advances on our condensed consolidated balance sheet includes approximately $2.0 million related to the Qualcomm contract, representing primarily finished goods.

Marketing, General and Administrative

Three and Six Months

Marketing, general and administrative expenses increased $1.6 million, or approximately 25%, to $8.2 million for the three months ended June 30, 2014 from $6.6 million for the same period in 2013 and increased $2.5 million, or approximately 19%, to $16.0 million for the six months ended June 30, 2014 from $13.5 million for the same period in 2013. The increase was due primarily to strategic investments in our business, including sales and marketing initiatives. Other items that contributed to the increase in expense included an increase in the fair value of stock compensation recognized for new stock options and stock awards granted in the previous 12 months as well as the write-off of approximately $0.2 million of deferred financing costs in the first quarter of 2014.

Depreciation, Amortization and Accretion

Three and Six Months

Depreciation, amortization, and accretion expense decreased less than $0.1 million, or less than 1%, to $22.0 million for the three months ended June 30, 2014 from $22.1 million for the same period in 2013 and increased $2.9 million, or approximately 7%, to $45.3 million for the six months ended June 30, 2014 from $42.4 million for the same period in 2013. This increase relates primarily to additional depreciation expense for the second-generation satellites placed into service during the first eight months of 2013, with our last second-generation satellite placed into service in August 2013. For the three months ended June 30, 2014, the increase in depreciation expense for our second-generation satellites was slightly offset by a decrease in depreciation expense for our 2007 satellites as these satellites are reaching the end of their estimated useful lives.

Other Income (Expense):

Loss on Extinguishment of Debt

Three and Six Months

Loss on extinguishment of debt during the second quarter of 2014 of $16.5 million was due to the conversion of our 8.00% Notes Issued in 2009 and a portion of our 8.00% Notes Issued in 2013. On April 15, 2014 we met the condition for automatic conversion of our 8.00% Notes Issued in 2009 pursuant to the terms of the indenture. As a result of this automatic conversion and other conversions prior to April 15, 2014, the remaining principal amount of 8.00% Notes Issued in 2009 converted into shares of common stock resulting in a non-cash gain on extinguishment of debt of $3.9 million during the second quarter of 2014. This gain resulted from the portion of the derivative liability written off due to these conversions offset by the fair value of shares issued to the holders upon conversion. Additionally, holders of approximately $10.5 million principal amount of our 8.00% Notes Issued in 2013 converted them into common stock during the second quarter of 2014, resulting in a non-cash loss on extinguishment of debt of $20.4 million. This loss resulted from the portion of the derivative liability written off due to these conversions offset by the fair value of shares issued to the holders upon conversion.

Loss on extinguishment of debt recorded during the first quarter of 2014 of $10.2 million was due to the conversion during that quarter of certain of 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013. Approximately $8.8 million principal amount of our 8.00% Notes Issued in 2009 were converted in the first quarter of 2013, resulting in a non-cash gain on extinguishment of debt of $0.4 million. This gain resulted from the portion of the derivative liability written off due to these conversions offset by the fair value of shares issued to the holders upon conversion. Additionally, pursuant to the terms of the indenture for the 8.00% Notes Issued in 2013, approximately 15%, or $7.0 million, of the principal amount of 8.00% Notes Issued in 2013 converted on March 20, 2014, resulting in a non-cash loss on extinguishment of debt of $10.5 million. This loss was due primarily to the number and fair value of the shares of our common stock issued to the holders, offset partially by the portion of the derivative liability written off due to these conversions.

Loss on Equity Issuance

Three and Six Months

In May 2013, we entered into a Common Stock Purchase Agreement with Thermo. As a result of issuing stock under this agreement, we recognized a $14.0 million non-cash loss on the sale of shares during the second quarter of 2013, representing the difference between the sale price of our common stock sold to Thermo and its fair value on the date of each sale (measured as the closing stock price on the date of each sale). These transactions did not recur in 2014.

Interest Income and Expense

Three and Six Months

Interest income and expense, net, decreased by $1.3 million to $13.9 million for the three months ended June 30, 2014 from $15.2 million for the same period in 2013 and increased $1.8 million to $24.8 million for the six months ended June 30, 2014 from $23.0 million for the same period in 2013.

During the second quarter of 2014, holders of a portion of our 8.00% Notes Issued in 2013 converted them into common stock. Beginning on May 20, 2014, the first anniversary of the issuance of the 8.00% Notes Issued in 2013, the holders have a right to receive make-whole interest payments upon conversion. As a result of conversions in the second quarter of 2014, we recorded approximately $3.0 million of additional interest expense due to make-whole interest payments made upon conversion.

During the second quarter of 2013, certain holders of our 5% Notes converted approximately $8.6 million principal amount of Notes. These conversions resulted in the recognition of approximately $6.5 million in interest expense. Similar charges did not occur in 2014.

Excluding these isolated items, interest expense increased which was driven by a reduction in our capitalized interest which was due to the decline in our construction in progress balance. As we placed satellites into service, our construction in progress balance related to our second-generation satellites decreased, which reduced the amount of interest we can capitalize under GAAP.

Derivative Loss

Three and Six Months

Derivative loss increased by $346.4 million to a loss of $376.3 million for the three months ended June 30, 2014 compared to a loss of $29.9 million for the same period in 2013 and increased to a loss of $585.7 million for the six months ended June 30, 2014 compared to a loss of $29.4 million for the same period in 2013.

We recognize gains or losses due to the change in the value of certain embedded features within our debt and warrant instruments that require standalone derivative accounting. During 2014, these fluctuations were due primarily to significant increases in our stock price as well as other inputs used in our valuation models. An increase in our stock price is the most significant driver for the change in value of these derivative instruments.

Other

Three and Six Months

Other income (expense) fluctuated by $0.9 million to an expense of $1.1 million for the three months ended June 30, 2014 from an expense of $0.2 million for the same period in 2013 and fluctuated by $0.8 million to expense of $0.4 million for the six months ended June 30, 2014 from income of $0.4 million for the same period in 2013. As previously discussed, in May 2014 Hughes exercised its right to receive the pre-payment of certain payment milestones in the form of our common stock at a 7% discount to market value in lieu of cash. In valuing the shares, we recorded a non-cash loss of approximately $0.7 million in other expense in our condensed consolidated statement of operations during the second quarter of 2014.  Changes in other income (expense) are also due to foreign currency gains and losses recognized during the respective periods.

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

Comparison of Cash Flows for the six months ended June 30, 2014 and 2013

The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Net cash provided by (used in) operating activities	$2,353	$(1,826)
Net cash used in investing activities	(4,798)	(19,965)
Net cash provided by (used in) financing activities	8,822	16,449
Effect of exchange rate changes on cash	15	(213)
Net increase (decrease) in cash and cash equivalents	$6,392	$(5,555)

Cash Flows Used by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014 was $2.4 million compared to net cash used in operating activities of $1.8 million during the same period in 2013. We experienced favorable changes in operating assets and liabilities during the six months ended June 30, 2014, which resulted in less cash used in operating activities for the first six months of 2014 than in the same period of 2013.

Cash Flows Used in Investing Activities

Cash used in investing activities was $4.8 million for the six months ended June 30, 2014 compared to $20.0 million for the same period in 2013. The decrease in cash used in investing activities was due primarily to the decrease in payments related to our second-generation constellation. The decrease in cash used in the construction of our second-generation constellation was due to the satellites being deployed fully by August 2013. We expect to continue to incur capital expenditures throughout 2014 and in future years relating to capital expenditures to upgrade our gateways and other ground facilities. We also experienced a reduction in our restricted cash balance. During 2013, we drew $8.8 million in total of excess funds held in our debt service reserve account to pay launch related expenses, of which $8.6 million was drawn in the first quarter of 2013.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was primarily due to cash received as a result of stock option exercises. We continue to see increased stock option and warrant exercises as our stock price appreciates and these instruments are more valuable to the holders. The cash received during the first six months of 2014 as a result of stock option and warrant exercises was offset by the payment of third-party deferred financing fees incurred. The net cash provided by financing activities during the six months ended June 30, 2013 was due primarily to the May 2013 exchange of our 5.75% Notes for new 8.00% Notes Issued in 2013. In connection with the exchange, we received $39.0 million from Thermo to pay a portion of the principal amount of 5.75% Notes as well as to maintain our unrestricted cash balance. We also made payments in the second quarter of 2013 for financing costs related to the exchange of the 5.75% Notes and the amendment of our Facility Agreement, which occurred in August 2013.

Cash Position and Indebtedness

As of June 30, 2014, we held cash and cash equivalents of $23.8 million, and $24.0 million was available under the equity line agreement with Terrapin. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and may be used to pay the final principal and interest payments under the Facility Agreement.

As of December 31, 2013, we held cash and cash equivalents of $17.4 million and $24.0 million was available under the equity line agreement with Terrapin.

The carrying amount of the current portion of our long-term debt outstanding was $7.3 million and $4.0 million at June 30, 2014 and December 31, 2013, respectively. The current portion of our long-term debt outstanding at each of these periods represents scheduled principal payments under our Facility Agreement to occur in the next twelve months. See Note 3 to the condensed consolidated financial statements for further discussion.

Facility Agreement

We have a $586.3 million senior secured credit facility agreement (the “Facility Agreement”) that, as described below, was amended and restated effective in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating LIBOR rate plus 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of us and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Facility Agreement contains customary events of default and requires that we satisfy various financial and nonfinancial covenants. We were in compliance with all covenants as of June 30, 2014.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of June 30, 2014, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

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

•
We maintain a maximum net debt to adjusted consolidated EBITDA ratio of 62.00:1, gradually decreasing to 2.50:1 through 2022. For the period July 1, 2013 through June 30, 2014, the maximum net debt to adjusted consolidated EBITDA ratio is 42.00:1.

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

In accordance with the terms of the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement discussed below, as of December 31, 2013, Thermo contributed a total of $65.0 million to us in exchange for 171.9 million shares of our nonvoting common stock. As of June 30, 2014, Thermo had fulfilled its obligations under the agreements.

The Common Stock Purchase Agreement

On May 20, 2013, we entered into a Common Stock Purchase Agreement with Thermo to price certain equity purchases made by Thermo pursuant to the Consent Agreement. Pursuant to the Consent Agreement, Thermo purchased 78,125,000 shares of our common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of our common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain our consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, in May 2013, Thermo purchased an additional 15,625,000 shares of our common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28,125,000 shares of our common stock for an aggregate purchase price of $9.0 million. In total, during the second quarter of 2013, Thermo purchased approximately 121.9 million shares of our common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million.

The terms of the Common Stock Purchase Agreement were approved by a special committee of our board of directors consisting solely of our unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase Agreement were fair to and in the best interests of us and our shareholders.

 The Common Stock Purchase and Option Agreement

On October 14, 2013, we entered into a Common Stock Purchase and Option Agreement with Thermo to price certain previously made and anticipated equity purchases made by Thermo pursuant to the Consent Agreement. Pursuant to the terms of the Common Stock Purchase and Option Agreement, Thermo agreed to purchase 11,538,461 shares of our non-voting common stock at a purchase price of $0.52 per share in exchange for $6.0 million invested in July and an additional 12,500,000 shares of our common stock in exchange for $6.5 million funded in August 2013. During the third quarter of 2013, Thermo purchased approximately 24.0 million shares of our common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million.

The Common Stock Purchase and Option Agreement also granted us a First Option and a Second Option, as defined in the agreement, whereby we could require Thermo to purchase an additional $13.5 million of our common stock at a fixed price regardless of the underlying stock price when such stock was purchased and an additional $11.5 million of nonvoting common stock, as and when requested to do so by the special committee through November 28, 2013 and December 31, 2013, respectively. The First Option provided we could sell up to $13.5 million in shares to Thermo at a purchase price of $0.52 per share. The Second Option provided we could sell up to $11.5 million in shares to Thermo at a price equal to 85% of the average closing price of our voting common stock during the ten trading days immediately preceding the date of the special committee’s notice of exercise of the option. In November 2013, the special committee and Thermo amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014. The Second Option under the Common Stock Purchase and Option Agreement was not exercised and therefore has expired.

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

Second-Generation Satellites

We have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. We have also incurred additional costs for certain related services, a portion of which is still owed to Thales. Discussions between us and Thales are ongoing regarding the remaining amounts owed by both parties under the contracts. We included these amounts in “Other Capital Expenditures and Capitalized Labor” in the table below.

We have a contract with Arianespace for the launch of these second-generation satellites and certain pre and post-launch services. We have also incurred additional obligations to Arianespace for launch delays. We included these amounts in “Other Capital Expenditures and Capitalized Labor” in the table below.

The amount of capital expenditures incurred as of June 30, 2014 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	June 30, 2014	Remaining 2014	2015	Thereafter	Total
Thales Second-Generation Satellites	$622,690	—	$—	$—	$622,690
Arianespace Launch Services	216,000	—	—	—	216,000
Launch Insurance	39,903	—	—	—	39,903
Other Capital Expenditures and Capitalized Labor	54,631	5,791	—	—	60,422
Total	$933,224	$5,791	$—	$—	$939,015

As of June 30, 2014, we had recorded $5.8 million of these capital expenditures in accounts payable and accrued expenses.

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be used in various next-generation Globalstar devices. In July 2014, we entered into a new agreement with Ericsson for our core network system specifying a new contract value for the work and a new milestone schedule to reflect the new program timeline.

In May 2014, we entered into an agreement with Hughes to incorporate changes to the scope of work for the RAN and UTS being supplied to us. The additional work increases the total contract value by $3.8 million. In May 2014, we entered into a letter agreement with Hughes whereby Hughes was granted the option to accept the pre-payment of certain payment milestones in the form of our common stock at a 7% discount in lieu of cash. We issued the stock to Hughes on July 1, 2014. The payment milestones totaled $9.9 million. In valuing the shares, we recorded a loss of approximately $0.7 million in our condensed consolidated statement of operations during the second quarter of 2014.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at a number of our satellite gateway ground stations. In July 2014, we entered into a new agreement with Ericsson for our core network system specifying the remaining contract value of $25.4 million for the work and a new milestone schedule to reflect the new program timeline.

The following table presents the amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	June 30, 2014	Remaining 2014	2015	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$82,400	$11,401	$11,354	$—	$105,155
Ericsson ground network	6,049	6,774	13,676	5,643	32,142
Other Capital Expenditures	1,583	—	—	—	1,583
Total	$90,032	$18,175	$25,030	$5,643	$138,880

As of June 30, 2014, we recorded $1.1 million of these capital expenditures in accounts payable.

 Liquidity

We have a plan to continue to improve operations, maintain our second-generation constellation, and upgrade our next-generation ground infrastructure. We must execute our business plan, which assumes the funding of the financial arrangements with Terrapin. Uncertainties remain related to the impact and timing of this funding. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions.

Satisfying our principal long-term liquidity needs depends upon maintaining service coverage levels and continuing to make improvements to our ground infrastructure, funding our working capital and cash operating needs, including any growth in our business, and funding repayment of our indebtedness, both principal and interest, when due. We expect sources of long-term liquidity to include debt and equity financings which have not yet been arranged. We cannot assure you that we can obtain sufficient additional financing on acceptable terms, if at all. We also expect cash flows from operations to be a source of long-term liquidity now that we have fully deployed our second-generation satellite constellation. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and can be used to pay the final principal and interest payments under the Facility Agreement.

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

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2014, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of June 30, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the quarter and six months ended June 30, 2014.

(b) Changes in internal control over financial reporting.

As of June 30, 2014, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below with respect to a non-cash derivative valuation.

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

Item 6. Exhibits

Exhibit Number	Description

10.1†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014

10.2	Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: August 11, 2014
James Monroe III
Chief Executive Officer (Principal Executive and Financial Officer)