Form 10-Q
period 2014-09-30
Globalstar, Inc.
filed 2014-11-06
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 31, 2014, 855,827,575 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean Registrant’s voting common stock.

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue:
Service revenues	$18,511	$17,056	$52,647	$47,854
Subscriber equipment sales	4,930	5,493	15,324	13,863
Total revenue	23,441	22,549	67,971	61,717
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,868	8,181	21,926	22,913
Cost of subscriber equipment sales	3,836	4,148	11,240	10,675
Cost of subscriber equipment sales - reduction in the value of inventory	—	—	7,317	—
Marketing, general, and administrative	8,783	9,079	24,799	22,579
Depreciation, amortization, and accretion	21,047	23,715	66,393	66,114
Total operating expenses	41,534	45,123	131,675	122,281
Loss from operations	(18,093)	(22,574)	(63,704)	(60,564)
Other income (expense):
Loss on extinguishment of debt	(12,936)	(63,569)	(39,615)	(110,809)
Loss on equity issuance	—	(2,733)	—	(16,701)
Interest income and expense, net of amounts capitalized	(9,067)	(16,901)	(33,853)	(39,869)
Derivative gain (loss)	166,989	(97,534)	(418,663)	(126,911)
Other	2,586	(1,540)	2,207	(1,125)
Total other income (expense)	147,572	(182,277)	(489,924)	(295,415)
Income (loss) before income taxes	129,479	(204,851)	(553,628)	(355,979)
Income tax expense	89	118	1,255	341
Net income (loss)	$129,390	$(204,969)	$(554,883)	$(356,320)
Income (loss) per common share:
Basic	$0.13	$(0.30)	$(0.61)	$(0.64)
Diluted	0.11	(0.30)	(0.61)	(0.64)
Weighted-average shares outstanding:
Basic	987,668	673,546	914,474	559,515
Diluted	1,189,190	673,546	914,474	559,515
Comprehensive income (loss)	$128,896	$(204,417)	$(555,754)	$(356,417)

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$27,221	$17,408
Accounts receivable, net of allowance of $4,977 and $7,419, respectively	16,217	15,723
Inventory	29,277	31,817
Advances for inventory	196	9,359
Prepaid expenses and other current assets	7,456	7,059
Total current assets	80,367	81,366
Property and equipment, net	1,120,156	1,169,785
Restricted cash	37,918	37,918
Deferred financing costs	66,816	76,436
Intangible and other assets, net of accumulated amortization of $6,138 and $5,669, respectively	14,703	7,103
Total assets	$1,319,960	$1,372,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,271	$4,046
Accounts payable, including contractor payables of $6,580 and $7,665, respectively	12,195	14,627
Accrued contract termination charge	22,238	24,133
Accrued expenses	25,866	22,700
Payables to affiliates	443	202
Derivative liabilities	—	57,048
Deferred revenue	22,191	17,284
Total current liabilities	90,204	140,040
Long-term debt, less current portion	623,770	665,236
Employee benefit obligations	3,146	3,529
Derivative liabilities	575,803	405,478
Deferred revenue	6,787	7,079
Debt restructuring fees	20,795	20,795
Other non-current liabilities	13,987	13,696
Total non-current liabilities	1,244,288	1,115,813
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders’ (deficit) equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2014 and December 31, 2013:
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 855,827,575 and 535,883,461 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	86	54
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 and 309,008,656 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	13	31
Additional paid-in capital	1,499,290	1,074,837
Accumulated other comprehensive income	—	871
Retained deficit	(1,513,921)	(959,038)
Total stockholders’ (deficit) equity	(14,532)	116,755
Total liabilities and stockholders’ (deficit) equity	$1,319,960	$1,372,608
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows provided by (used in) operating activities:
Net loss	$(554,883)	$(356,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	66,393	66,114
Change in fair value of derivative assets and liabilities	418,663	126,067
Stock-based compensation expense	2,312	1,850
Amortization of deferred financing costs	7,591	6,256
Provision for bad debts	1,688	1,359
Reduction in the value of inventory	7,317	—
Noncash interest and accretion expense	13,511	22,341
Loss on extinguishment of debt	39,615	110,809
Loss on equity issuance	—	16,701
Discount on future shares issued to vendor	748	—
Other, net	1,426	605
Unrealized foreign currency (gain) loss	(3,017)	635
Changes in operating assets and liabilities:
Accounts receivable	(2,699)	(4,001)
Inventory	4,403	4,253
Prepaid expenses and other current assets	(961)	(1,353)
Other assets	(2,028)	874
Accounts payable and accrued expenses	1,317	4,617
Payables to affiliates	242	73
Other non-current liabilities	193	(996)
Deferred revenue	5,044	2,450
Net cash provided by operating activities	6,875	2,334
Cash flows (provided by) used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(3,862)	(37,732)
Property and equipment additions	(2,203)	(1,225)
Investment in business	—	(496)
Restricted cash	—	8,838
Net cash used in investing activities	(6,065)	(30,615)
Cash flows provided by (used in) financing activities
Borrowings from Facility Agreement	—	672
Proceeds from contingent equity agreement	—	1,071
Payments to reduce principal amount of exchanged 5.75% Notes	—	(13,544)
Payments for 5.75% Notes not exchanged	—	(6,250)
Payments to lenders and other fees associated with exchange	—	(2,482)
Proceeds from equity issuance to related party	—	51,500
Payments of deferred financing costs	(164)	(16,904)
Proceeds from issuance of common stock and exercise of warrants	9,303	8,979
Net cash provided by financing activities	9,139	23,042
Effect of exchange rate changes on cash	(136)	90
Net increase (decrease) in cash and cash equivalents	9,813	(5,149)
Cash and cash equivalents, beginning of period	17,408	11,792
Cash and cash equivalents, end of period	$27,221	$6,643
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,335	$11,445
Income taxes	95	28
Supplemental disclosure of non-cash financing and investing activities:
Increase in non-cash capitalized accrued interest for second-generation satellites and ground costs	1,237	3,691
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	1,973	4,716
Payments made in convertible notes and common stock	12,910	4,240
Principal amount of debt converted into common stock	76,040	23,570
Reduction of debt discount and deferred financing costs due to conversion of debt	28,073	13,164
Increase (reduction) in accrued second-generation satellites and ground costs	1,887	(9,688)
Reduction in carrying amount of Thermo Loan agreement due to amendment	—	(35,026)
Fair value of common stock issued upon conversion of debt	269,826	—
Reduction in derivative liability due to conversion of debt	182,051	—
Extinguishment of principal amount of 5.75% Notes	—	(71,804)
Issuance of principal amount of 8.00% Notes Issued in 2013	—	54,611
Issuance of common stock to exchanging note holders	—	12,127

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

All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year or any future period.

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure. Based on the evaluation, the Company determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

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

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Globalstar System:
Space component
Second-generation satellites in service	$1,212,040	$1,212,099
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,459	32,365
Ground component	48,126	48,378
Construction in progress:
Space component	11	—
Ground component	129,489	116,377
Other	1,811	1,115
Total Globalstar System	1,440,976	1,427,374
Internally developed and purchased software	15,794	14,931
Equipment	12,670	12,385
Land and buildings	3,719	3,768
Leasehold improvements	1,662	1,644
Total property and equipment	1,474,821	1,460,102
Accumulated depreciation	(354,665)	(290,317)
Total property and equipment, net	$1,120,156	$1,169,785

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of September 30, 2014 consist of costs related to a spare second-generation satellite that is capable of being included in a future launch of satellites. As of September 30, 2014, this satellite and the prepaid long-lead items have not been placed into service, and therefore the Company has not yet recorded depreciation expense for these items.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest cost eligible to be capitalized	$10,508	$13,119	$34,123	$38,851
Interest cost recorded in interest expense, net	(8,557)	(10,151)	(28,365)	(24,302)
Net interest capitalized	$1,951	$2,968	$5,758	$14,549

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Depreciation Expense	$20,653	$23,931	$65,040	$65,622

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	September 30, 2014		December 31, 2013
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Facility Agreement	$586,342	$586,342	$586,342	$586,342
Thermo Loan Agreement	66,106	30,307	60,383	22,854
8.00% Convertible Senior Notes Issued in 2013	23,032	14,392	46,971	26,291
8.00% Convertible Senior Unsecured Notes Issued in 2009	—	—	51,652	33,795
Total Debt	675,480	631,041	745,348	669,282
Less: Current Portion	7,271	7,271	4,046	4,046
Long-Term Debt	$668,209	$623,770	$741,302	$665,236

The above table presents the principal amount and carrying value of long-term debt at September 30, 2014 and December 31, 2013. The principal amounts shown above include payment of in-kind interest as of the date paid-in-kind notes, if any, are issued. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The amount included in the table above as the current portion of long-term debt includes the next scheduled principal repayments under the Facility Agreement, which are due in December 2014 and June 2015.

Facility Agreement

The Company’s senior secured credit facility agreement (“Facility Agreement”) was amended and restated in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and nonfinancial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with equity contributions through June 2017. If the Company violates any of these financial and nonfinancial covenants and is unable to obtain waivers or avoid an event of default through an equity cure contribution, the Company would be in default under the agreement, and payment of the indebtedness could be accelerated.  The acceleration of the Company’s indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company was in compliance with all covenants in the Facility Agreement as of September 30, 2014.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of September 30, 2014, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

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

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable 6 months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30,

2014, $28.6 million of interest was accrued; this amount is included in long-term debt on the Company’s condensed consolidated balance sheet.

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

8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, the Company entered into an Exchange Agreement with the beneficial owners and investment managers for beneficial owners (the “Exchanging Note Holders”) of approximately 91.5% of its outstanding 5.75% Convertible Senior Notes (“5.75% Notes”) and completed the transactions contemplated by the Exchange Agreement. Pursuant to the Exchange Agreement, the Company issued $54.6 million aggregate principal amount of 8.00% Convertible Senior Notes (the “8.00% Notes Issued in 2013”) to the Exchanging Note Holders. The 8.00% Notes Issued in 2013 are convertible into shares of common stock at an initial conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment as provided in the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (the “New Indenture”). As a result of the exchange and redemption, the Company recognized a loss on extinguishment of debt of approximately $47.2 million in the second quarter of 2013, representing the difference between the old 5.75% Notes and the fair value of the consideration given in the exchange. The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the New Indenture. Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate had been reduced to $0.73 per share of common stock as of September 30, 2014.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company, with no sinking fund. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and additional notes at a rate of 2.25% per annum. The New Indenture provides for customary events of default. As of September 30, 2014, the Company was not in default under the New Indenture with respect to the 8.00% Notes Issued in 2013.

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

A holder was permitted to elect to convert up to 15% of its 8.00% Notes Issued in 2013 on each of July 19, 2013 and March 20, 2014. If a holder had elected to convert on either of those dates, it would have received, at the Company’s option, either cash equal to the par value of the 8.00% Notes Issued in 2013 plus accrued interest (provided that, under the Facility Agreement, the Company could pay cash only with the consent of the Majority Lenders) or shares of the Company’s common stock equal to the principal amount of the 8.00% Notes Issued in 2013 to be converted plus accrued interest divided by the lower of the average price of the common stock in a specified period and $0.50. On July 19, 2013, $7.0 million principal amount (approximately 12.9%

of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of 14.3 million shares of common stock. On March 20, 2014, $7.0 million principal amount (approximately 15.0% of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of an additional 14.6 million shares. Through September 30, 2014, a total of $32.4 million principal amount of 8.00% Notes Issued in 2013 had been converted, resulting in the issuance of approximately 59.5 million shares of voting common stock relating to the special conversions discussed above as well as normal conversions pursuant to the terms of the New Indenture. The Company recorded a loss on extinguishment of debt of approximately $43.8 million during the nine months ended September 30, 2014 related to these conversions. Pursuant to the terms in the New Indenture for the 8.00% Notes Issued in 2013 for normal conversions, holders receive conversion shares over a 40-consecutive trading day settlement period. As a result of this feature, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's debt balance outstanding. As of September 30, 2014, there were no conversions that had been initiated, but not yet fully settled.

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

Pursuant to the terms of the indenture governing the 8.00% Notes Issued in 2009, if at any time the closing price of the common stock were to exceed 200% of the conversion price of the 8.00% Notes Issued in 2009 for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 would be automatically converted into common stock. The condition for the automatic conversion was met on April 15, 2014, and all outstanding 8.00% Notes Issued in 2009 (approximately $37.8 million principal amount at that time) converted on that date into approximately 34.5 million shares of the Company’s voting common stock.

 Prior to expiration of the 8.00% Warrants and the automatic conversion of the 8.00% Notes Issued in 2009, the exercise price of the 8.00% Warrants was $0.32, and the base conversion price of the 8.00% Notes Issued in 2009 was $1.14.

The Company initially accreted the debt discount associated with the compound embedded derivative liability to interest expense over the outstanding term of the 8.00% Notes Issued in 2009 using an effective interest rate method. Upon the automatic conversion of the 8.00% Notes Issued in 2009, the remaining debt discount was written off through extinguishment gain (loss). The Company recorded a gain on extinguishment of debt of approximately $4.3 million during the nine months ended September 30, 2014 related to these conversions.

Warrants Outstanding

As a result of the Company’s financing arrangements described above, as of September 30, 2014 and December 31, 2013, warrants were outstanding to purchase 45.1 million and 93.5 million shares, respectively, of the Company’s common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Contingent Equity Agreement (1)	37,088,418	41,467,980	$0.01	$0.01
Thermo Loan Agreement (2)	—	4,205,608	—	0.01
5.0% Notes (3)	8,000,000	8,000,000	0.32	0.32
8.00% Notes Issued in 2009 (4)	—	39,842,813	—	0.32
	45,088,418	93,516,401

(1)
Pursuant to the terms of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants have a five-year exercise period from issuance. These warrants were issued between June 2009 and June 2012, and the exercise periods expire between June 2014 and June 2017. As of September 30, 2014, Thermo had exercised warrants to purchase approximately 4.4 million of these shares prior to the expiration of the associated warrants.

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

In accordance with the terms of the Common Stock Purchase Agreement and Common Stock Purchase and Option Agreement, discussed below, as of September 30, 2014, Thermo had contributed a total of $65.0 million to the Company in exchange for 171.9 million shares of the Company’s nonvoting common stock. As of September 30, 2014, Thermo had fulfilled its obligations under the agreements.

The Common Stock Purchase Agreement

On May 20, 2013, the Company and Thermo entered into a Common Stock Purchase Agreement pursuant to which Thermo purchased 78,125,000 shares of the Company’s common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain the Company’s consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, at the closing of the transactions contemplated by the Exchange Agreement, Thermo purchased an additional 15,625,000 shares of common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28,125,000 shares of common stock for an aggregate purchase price of $9.0 million pursuant to the Common Stock Purchase Agreement. Pursuant to its commitment, Thermo invested $6.0 million in July 2013 and $6.5 million in August 2013 on terms determined by a special committee of the Company's board of directors consisting solely of unaffiliated directors as described below.

During 2013, Thermo purchased in total approximately 121.9 million shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million, as discussed in the previous paragraph. As a result of these transactions, during the second quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale). Pursuant to the Common Stock Purchase Agreement, the shares of common stock are intended to be shares of non-voting common stock. As of May 20, 2013, the Company's certificate of incorporation did not provide for any authorized but unissued shares of non-voting common stock. On July 8, 2013, the Company filed an amendment to its certificate of incorporation increasing the number of authorized shares of non-voting common stock, and the Company subsequently delivered Thermo shares of non-voting common stock for the payments previously made.

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

The Common Stock Purchase and Option Agreement

On October 14, 2013, the Company and Thermo entered into a Common Stock Purchase and Option Agreement pursuant to which Thermo agreed to purchase 11,538,461 shares of the Company’s nonvoting common stock at a purchase price of $0.52 per share in exchange for $6.0 million invested in July and an additional $20 million, or 38,461,538 shares, of which $6.5 million was invested in August 2013 and the remaining $13.5 million was invested under the First Option, described below. The Common Stock Purchase and Option Agreement also granted the Company a First Option and a Second Option, as defined in the agreement, to sell to Thermo up to $13.5 million and $11.5 million, respectively, of nonvoting common stock, as and when exercised by the special committee, through November 28, 2013 and December 31, 2013, respectively. The First Option to sell up to $13.5 million in shares to Thermo was at a purchase price of $0.52 per share. The Second Option to sell up to $11.5 million in shares to Thermo was at a price equal to 85% of the average closing price of the voting common stock during the ten trading days immediately preceding the date of the special committee’s exercise of the option. In November 2013, the Company and the special committee amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014. The Second Option under the Common Stock Purchase and Option Agreement was not exercised and therefore has expired.

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

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of September 30, 2014, Terrapin had purchased a total of 6.1 million shares of voting common stock at a purchase price of $6.0 million pursuant to the terms of the agreement. As of September 30, 2014, $24.0 million remains available under this agreement.

4. DERIVATIVES

In connection with certain borrowings disclosed in Note 3, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following tables disclose the fair values and classification of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2014	December 31, 2013
Intangible and other assets:
Interest rate cap	$72	$185
Total intangible and other assets	$72	$185
Derivative liabilities, current:
Warrants issued with 8.00% Notes Issued in 2009	$—	$(57,048)
Derivative liabilities, non-current:
Compound embedded derivative with 8.00% Notes Issued in 2009	$—	$(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	(109,896)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(465,907)	(229,662)
Total derivative liabilities, non-current:	(575,803)	(405,478)
Total derivative liabilities, current and non-current	$(575,803)	$(462,526)

The following table discloses the changes in value during the three and nine months ended September 30, 2014 and 2013 recorded as derivative gain (loss) on the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013
Interest rate cap	$(7)	$(30)
Warrants issued with 8.00% Notes Issued in 2009	—	(6,323)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	(29,986)
Contingent put feature embedded in the 5.0% Convertible Senior Notes	—	848
Compound embedded derivative with 8.00% Notes Issued in 2013	43,050	(25,590)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	123,946	(36,453)
Total derivative gain (loss)	$166,989	$(97,534)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Interest rate cap	$(113)	$86
Warrants issued with 8.00% Notes Issued in 2009	(67,523)	(28,949)
Compound embedded derivative with 8.00% Notes Issued in 2009	(16,406)	(37,233)
Contingent put feature embedded in the 5.0% Convertible Senior Notes	—	2,133
Compound embedded derivative with 8.00% Notes Issued in 2013	(98,376)	(26,495)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(236,245)	(36,453)
Total derivative loss	$(418,663)	$(126,911)

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

Contingent Put Feature Embedded in the 5.0% Convertible Senior Notes

As a result of the contingent put feature within the 5.0% Convertible Senior Notes (“5.0% Notes”), the Company recorded a derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which was netted against the principal amount of the 5.0% Notes.  The Company determined the fair value of the contingent put feature derivative using a Monte Carlo simulation model. On November 7, 2013, the remaining principal amount of the 5.0% Notes was converted into common stock; accordingly, the derivative liability embedded in the 5.0% Notes is no longer outstanding.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$72	$—	$72
Total assets measured at fair value	$—	$72	$—	$72
Liabilities:
Derivative Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	(109,896)	$(109,896)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(465,907)	(465,907)
Total Derivative Liabilities	—	—	(575,803)	(575,803)
Current Liabilities:
Liability for contingent consideration	—	—	(1,149)	(1,149)
Total liabilities measured at fair value	$—	$—	$(576,952)	$(576,952)

	Fair Value Measurements at December 31, 2013:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$185	$—	$185
Total assets measured at fair value	$—	$185	$—	$185
Liabilities:
Derivative Liabilities:
Warrants issued with 8.00% Notes Issued in 2009	$—	$—	$(57,048)	$(57,048)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	—	(66,022)	(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	—	—	(109,794)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(229,662)	(229,662)
Total Derivative Liabilities	—	—	(462,526)	(462,526)
Current Liabilities:
Liability for contingent consideration	—	—	(1,923)	(1,923)
Total liabilities measured at fair value	$—	$—	$(464,449)	$(464,449)

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

The significant quantitative Level 3 inputs utilized in the valuation models as of September 30, 2014 and December 31, 2013 are shown in the tables below:

	Level 3 Inputs at September 30, 2014:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Warrant Exercise Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	65% - 95%	1.3%	$0.73	N/A	$3.66
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 90%	2.4%	$0.73	N/A	$3.66

	Level 3 Inputs at December 31, 2013:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Warrant Exercise Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	65% - 100%	1.5%	$1.14	N/A	$1.75
Warrants issued with 8.00% Notes Issued in 2009	100%	0.1%	N/A	$0.32	$1.75
Compound embedded derivative with 8.00% Notes Issued in 2013	65% - 100%	1.5%	$0.73	N/A	$1.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	65% - 100%	3.0%	$0.73	N/A	$1.75

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases above the current conversion price for each of the related derivative instruments, the value to the holder of the instrument generally increases, thereby increasing the liability on the Company’s condensed consolidated balance sheet. As previously discussed, the Company uses a blend of a Monte Carlo simulation model and market prices to determine the fair value of the derivative valuations. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

Compound Embedded Derivative with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the 8.00% Notes Issued in 2009 included payment in kind interest payments, make whole premiums and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2009, the base conversion rate could not reset to lower than $1.00; therefore if the Company made future equity issuances at prices below the then current conversion price, this conversion price would have been adjusted downward to as low as $1.00. As discussed in Note 3, pursuant to the terms of the indenture governing the 8.00% Notes Issued in 2009, if at any time the closing price of the common stock had exceeded 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 automatically would have been converted into common stock. This condition for the automatic conversion was met on April 15, 2014, and all outstanding 8.00% Notes Issued in 2009 converted into shares of the Company’s common stock; accordingly, this derivative liability is no longer outstanding.

Warrants Issued with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the 8.00% Warrants issued with the 8.00% Notes Issued in 2009 included certain reset features. Pursuant to the terms of the 8.00% Warrants, there was no floor within the reset feature for the exercise price of the 8.00% Warrants; therefore if the Company had made future equity issuances at prices below the current exercise price, this exercise price would have been adjusted downward. If the stock price on the issuance date had been less than the then current exercise price of the outstanding 8.00% Warrants, additional warrants would have been issued, which would have increased the fair value of the warrant liability. The exercise period for the 8.00% Warrants expired in June 2014; accordingly, this derivative liability is no longer outstanding.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Company’s 8.00% Notes Issued in 2013 includes payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2013 Indenture, there are also special distributions and certain put and call features within the notes which impact the valuation model. The trading activity in the market provides the Company with additional valuation support. In 2014, the Company implemented a weight factor to the fair value of the embedded derivative to align the fair value produced from the valuation model to the fair value of the notes traded in the market.

As previously described, fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. Given the stock price decline subsequent to September 30, 2014 and through the date of this report, there may be a material decrease in the compound embedded derivative within the Company's 8.00% Notes Issued in 2013 on the condensed consolidated balance sheet, and a material derivative gain on the condensed consolidated statement of operations, if the stock price does not recover prior to the next reporting date of December 31, 2014.

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

As previously described, fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. Given the decline in the Company's stock price subsequent to September 30, 2014, which has continued through the date of this report, there may be a material decrease in the compound embedded derivative within the Amended and Restated Loan Agreement with Thermo on the condensed consolidated balance sheet, and a material derivative gain on the condensed consolidated statement of operations, for the fourth quarter of 2014, to the extent that the stock price does not recover prior to December 31, 2014.

Other Liabilities

Liability for Contingent Consideration

In connection with the acquisition of Axonn LLC (“Axonn”) in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock not to exceed 26,684,807 shares of common stock (10% of the Company’s pre-transaction outstanding shares of common stock), but at its option may make payments in cash after 13.0 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which was $9.8 million at September 30, 2014. Through September 30, 2014, the Company had made $8.7 million in earnout payments by issuing 18.7 million shares of voting common stock. The liability of $1.1 million recorded at September 30, 2014 represents the remaining projected earnout payments to be made under the agreement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 as follows (in thousands):

Balance at June 30, 2014	$(775,361)
Earnout payments made related to liability for contingent consideration	585
Change in fair value of contingent consideration	(189)
Derivative adjustment related to conversions and exercises	31,017
Unrealized gain, included in derivative gain (loss)	166,996
Balance at September 30, 2014	$(576,952)

Balance at December 31, 2013	$(464,449)
Earnout payments made related to liability for contingent consideration	1,583
Change in fair value of contingent consideration	(809)
Derivative adjustment related to conversions and exercises	305,274
Unrealized loss, included in derivative gain (loss)	(418,551)
Balance at September 30, 2014	$(576,952)

6. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued interest	$5,750	$1,200
Accrued compensation and benefits	2,552	3,927
Accrued property and other taxes	5,366	5,744
Accrued customer liabilities and deposits	2,822	2,663
Accrued professional and other service provider fees	1,826	705
Accrued liability for contingent consideration	1,149	1,922
Accrued commissions	974	1,316
Accrued telecommunications expenses	918	649
Accrued second-generation constellation costs	1,887	—
Other accrued expenses	2,622	4,574
Total accrued expenses	$25,866	$22,700

Other accrued expenses include primarily outsourced logistics services, storage, accruals for inventory in transit, warranty reserve, maintenance and payments to IGOs.

Noncurrent liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Long-term accrued interest	$259	$451
Asset retirement obligation	1,158	1,083
Deferred rent and capital lease obligations	433	456
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,594	1,575
Uncertain income tax positions	6,704	5,918
Foreign tax contingencies	3,839	4,213
Total noncurrent liabilities	$13,987	$13,696

7. COMMITMENTS

Contractual Obligations

As of September 30, 2014, the Company had purchase commitments with Thales Alenia Space France (“Thales”), Arianespace, Ericsson Inc. (“Ericsson”) and Hughes Network Systems, LLC (“Hughes”) related to the procurement and deployment of the second-generation network.

Second-Generation Satellites

As of September 30, 2014, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. The Company has also incurred additional costs for certain related services, of which a portion are still owed to Thales. Discussions between the Company and Thales are ongoing regarding the remaining amounts owed by both parties under the contract.

As of September 30, 2014, the Company had a contract with Arianespace for the launch of the Company’s second-generation satellites and certain pre and post-launch services under which Arianespace agreed to make four launches of satellites. The Company has successfully completed all of these launches. The Company has also incurred additional costs which are owed to Arianespace for launch delays.

Next-Generation Gateways and Other Ground Facilities

As of September 30, 2014, the Company had a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be used in various next-generation Globalstar devices.

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

In October 2014, the Company and Hughes formally amended the contract to include the revised scope of work agreed to in the May letter agreement.  The amendment also adjusted the schedule of the program and the remaining payment milestones and program milestones to incorporate the agreed upon changes. The additional $3.8 million in work agreed to in May is now reflected in the contract through this amendment.

As of September 30, 2014, the Company had an agreement with Ericsson, which will work with the Company to develop, implement and maintain a ground interface, or core network system, that will be installed at a number of the Company’s satellite gateway ground stations. In July 2014, the Company and Ericsson entered into an amended and restated agreement for the Company’s core network system specifying the remaining contract value of $25.4 million for the work and a new milestone schedule to reflect the new program timeline.

Since 2004, the Company has issued separate purchase orders for additional phone equipment and accessories under the terms of an executed commercial agreement with Qualcomm. This contract was canceled in March 2013 the parties thereafter sought to resolve the issues related to the contract termination. The Company and Qualcomm signed an agreement in July 2014 specifying terms for the sale of the remaining inventory to the Company. The Company previously recorded total advances to Qualcomm for inventory of $9.2 million on its condensed consolidated balance sheet. The Company agreed to pay to Qualcomm $0.1 million to take ownership of the finished goods and raw materials held by Qualcomm, as well as certain limited support services to be provided to the Company. This final payment was made in July 2014 and eliminated Globalstar's obligations to purchase additional equipment from Qualcomm. As a result of certain terms in the July 2014 agreement, the Company recorded a reduction in the value of inventory of $7.3 million related to raw materials that are not likely to be used in the future production of inventory. With the final payment of $0.1 million made in July, the Company assumed title to the inventory; therefore, the remaining balance of approximately $2.0 million, representing primarily finished goods, is included in inventory on the Company's condensed consolidated balance sheet as of September 30, 2014.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35,623,770 of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated financial statements for the period ended September 30, 2014. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17,530,000 to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. However, the Release Agreement provides that it will survive a termination of the Settlement Agreement. As of September 30, 2014, no party had terminated the Settlement Agreement.

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

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.4 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
General and administrative expenses	$174	$74	$236	$229
Non-cash expenses	137	137	411	411
Loss on equity issuance	—	2,404	—	16,373
Loss on extinguishment of debt related to amendment and restatement of Thermo Loan Agreement	—	66,088	—	$66,088
Total	$311	$68,703	$647	$83,101

General and administrative expenses are related to expenses incurred by Thermo on the Company’s behalf which are charged to the Company. Non-cash expenses are related to services provided by two executive officers of Thermo (who are also directors of the Company) who receive no cash compensation from the Company; these expenses are treated as a contribution to capital. The Thermo expenses are based on actual amounts (with no mark-up) incurred or upon allocated employee time.

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

On May 20, 2013, the Company issued 8.00% Notes Issued in 2013 and other consideration in exchange for its outstanding 5.75% Notes. In connection with this exchange, the Company entered into the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement (see Note 3 for further discussion). As a result of these transactions, during 2013 the Company recognized a loss on the sale of shares of approximately $16.4 million (which is included in other income/expense on the condensed consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company's common stock (measured as the closing stock price on the date of each sale).

In August 2013, the Company drew the remaining $1.1 million from the interest earned on the contingent equity account under the Facility Agreement and in October 2013 issued 2,133,656 shares of nonvoting common stock to Thermo. The value of the 20% discount on the shares issued to Thermo was recorded as a deferred financing cost on the Company's condensed consolidated balance sheet as of September 30, 2013.

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

During the second quarter of 2014, Thermo exercised warrants that were scheduled to expire in June 2014. The warrants that were exercised in the second quarter of 2014 included warrants for 4.2 million shares issued as partial consideration for the Thermo Loan Agreement, resulting in the issuance of 4.2 million shares of Globalstar common stock; warrants for 4.4 million shares issued in connection with the annual availability fee for the Contingent Equity Agreement in 2009, resulting in the issuance of 4.4 million shares of Globalstar common stock; and 16.3 million 8.00% Warrants issued in 2009, resulting in the issuance of 14.7 million shares of Globalstar common stock. As of September 30, 2014, warrants to purchase approximately 37.1 million shares issued under the Contingent Equity Agreement and 8.0 million 5.0% Warrants remain outstanding, all of which are held by Thermo and are scheduled to expire between December 2014 and June 2017.

Thermo is required to maintain minimum ownership levels in the Company's common stock as defined in the Facility Agreement. As needed, Thermo may convert shares of nonvoting common stock into shares of voting common stock to ensure compliance with these ownership levels. During August 2014, Thermo converted 75 million shares of nonvoting common stock to voting common stock for this purpose.

See Note 3 for further discussion of the Company's debt and financing transactions with Thermo.

10. INCOME TAXES

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. The Company's policy is to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. For the periods ending September 30, 2014 and December 31, 2013, the net deferred tax assets were fully reserved.

In January 2012, the Company’s Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2008 and 2009 had been selected for audit. The Canada Revenue Agency is in the process of reviewing the information provided by the Canadian subsidiary.

In December 2013, the Company’s Singapore subsidiary was notified that its income tax returns for the years ended 2009 to 2012 had been selected for audit. The Inland Revenue Authority reviewed the submitted information and had minimal adjustments to the Singapore subsidiary's total net operating loss carried forward schedule.

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

The Company has not provided United States income taxes and foreign withholding taxes on approximately $12.2 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management believes the Company would repatriate the earnings.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  The Company has evaluated these regulations and determined they will not have a material impact on its consolidated results of operations, cash flows or financial position.

Through a prior foreign acquisition, the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of September 30, 2014 and December 31, 2013, the Company had recorded a tax liability of $2.1 million and $2.2 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accumulated other comprehensive income (loss), June 30, 2014 and 2013 and December 31, 2013 and 2012, respectively	$493	$(2,408)	$871	$(1,758)
Other comprehensive income (loss) :
Foreign currency translation adjustments	(493)	553	(871)	(97)
Accumulated other comprehensive income (loss), September 30, 2014 and 2013, respectively	$—	$(1,855)	$—	$(1,855)

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

For the three months ended September 30, 2014 and 2013, the Company recorded compensation expense related to these plans of $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded compensation expense related to these plans of $2.1 million and $1.7 million, respectively. These expenses are reflected in marketing, general and administrative expenses. In the third quarter 2013, the Company's stock price traded for more than ten consecutive trading days at a price above $0.80, triggering immediate vesting of nonstatutory stock options and restricted stock granted in October 2011. This vesting resulted in recognition of compensation expense of $0.8 million, which is included in the amount of compensation expense above for the three and nine months ended September 30, 2013.

Grants to Eligible Participants of incentive stock options, restricted stock awards, and restricted stock units during the period are indicated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Grants of restricted stock awards and restricted stock units	201	14	607	852
Grants of options to purchase common stock	134	1,224	595	1,829
Total	335	1,238	1,202	2,681

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

For each of the three and nine months ended September 30, 2014 and 2013, the Company recorded expense for the fair value of the grant of $0.1 million and $0.2 million, respectively, which is reflected in marketing, general and administrative expenses. Through September 30, 2014, the Company had issued 2,486,902 shares of common stock pursuant to this Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Service:
United States	$12,267	$11,660	$35,000	$33,666
Canada	4,077	3,446	10,946	9,123
Europe	1,655	1,185	4,407	2,736
Central and South America	440	625	1,886	1,918
Others	72	140	408	411
Total service revenue	$18,511	$17,056	$52,647	$47,854
Subscriber equipment:
United States	2,510	3,688	8,340	8,756
Canada	1,418	1,201	4,187	2,964
Europe	540	327	1,628	1,228
Central and South America	437	177	930	712
Others	25	100	239	203
Total subscriber equipment revenue	$4,930	$5,493	$15,324	$13,863
Total revenue	$23,441	$22,549	$67,971	$61,717

	September 30, 2014	December 31, 2013
Long-lived assets:
United States	$1,114,934	$1,164,358
Canada	318	247
Europe	470	408
Central and South America	3,510	3,595
Others	924	1,177
Total long-lived assets	$1,120,156	$1,169,785

14. EARNINGS (LOSS) PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table reconciles basic weighted average common shares to diluted weighted average common shares outstanding for the three months ended September 30, 2014 (in thousands):

Three Months Ended September 30, 2014
Weighted average common shares outstanding:
Basic shares outstanding	987,668
Incremental shares from assumed exercises of:
Stock options, restricted stock, restricted stock units and ESPP	7,340
8% Convertible Senior Notes Issued in 2013	39,625
Thermo Loan Agreement	109,469
Warrants	45,088
Diluted shares outstanding	1,189,190

For the three months ended September 30, 2014, net income was adjusted for interest expense (net of capitalized amounts) related to the 8% Convertible Senior Notes Issued in 2013 and the Thermo Loan Agreement for the computation of diluted earnings per share as these notes were assumed to be converted at the start of the period. There were no anti-dilutive stock options, restricted stock or restricted stock units excluded from diluted shares outstanding for the third quarter of 2014.

For the three months ended September 30, 2013 and nine months ended September 30, 2014 and 2013, diluted net loss per share of common stock was the same as basic net loss per share of common stock because the effects of potentially dilutive securities are anti-dilutive.

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

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$19,258	$1,494	$6,389	$(8,630)	$18,511
Subscriber equipment sales	71	3,471	5,118	(3,730)	4,930
Total revenue	19,329	4,965	11,507	(12,360)	23,441
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,903	2,653	2,563	(251)	7,868
Cost of subscriber equipment sales	31	2,962	4,823	(3,980)	3,836
Cost of subscriber equipment sales - reduction in the value of inventory	—	—	—	—	—
Marketing, general and administrative	1,906	3,850	4,408	(1,381)	8,783
Depreciation, amortization, and accretion	19,180	1,879	6,974	(6,986)	21,047
Total operating expenses	24,020	11,344	18,768	(12,598)	41,534
Loss from operations	(4,691)	(6,379)	(7,261)	238	(18,093)
Other income (expense):
Loss on extinguishment of debt	(12,936)	—	—	—	(12,936)
Interest income and expense, net of amounts capitalized	(9,001)	(10)	(57)	1	(9,067)
Derivative gain	166,989	—	—	—	166,989
Equity in subsidiary earnings	(12,653)	(884)	—	13,537	—
Other	1,782	409	364	31	2,586
Total other income (expense)	134,181	(485)	307	13,569	147,572
Income (loss) before income taxes	129,490	(6,864)	(6,954)	13,807	129,479
Income tax expense	100	7	(18)	—	89
Net income (loss)	$129,390	$(6,871)	$(6,936)	$13,807	$129,390
Comprehensive income (loss)	$129,390	$(6,871)	$(7,430)	$13,807	$128,896

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2013
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$18,726	$2,478	$4,940	$(9,088)	$17,056
Subscriber equipment sales	127	4,254	1,070	42	5,493
Total revenue	18,853	6,732	6,010	(9,046)	22,549
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	3,125	3,126	1,941	(11)	8,181
Cost of subscriber equipment sales	90	3,334	1,819	(1,095)	4,148
Marketing, general and administrative	2,008	4,666	3,774	(1,369)	9,079
Depreciation, amortization, and accretion	19,645	4,914	6,485	(7,329)	23,715
Total operating expenses	24,868	16,040	14,019	(9,804)	45,123
Loss from operations	(6,015)	(9,308)	(8,009)	758	(22,574)
Other income (expense):
Loss on extinguishment of debt	(63,569)	—	—	—	(63,569)
Loss on equity issuance	(2,733)	—	—	—	(2,733)
Interest income and expense, net of amounts capitalized	(16,636)	(3)	(262)	—	(16,901)
Derivative loss	(97,534)	—	—	—	(97,534)
Equity in subsidiary earnings	(17,090)	(1,729)	—	18,819	—
Other	(1,343)	(171)	(21)	(5)	(1,540)
Total other income (expense)	(198,905)	(1,903)	(283)	18,814	(182,277)
Loss before income taxes	(204,920)	(11,211)	(8,292)	19,572	(204,851)
Income tax expense	49	6	63	—	118
Net (loss) income	$(204,969)	$(11,217)	$(8,355)	$19,572	$(204,969)
Comprehensive (loss) income	$(204,969)	$(11,217)	$(7,803)	$19,572	$(204,417)

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$56,627	$4,859	$17,279	$(26,118)	$52,647
Subscriber equipment sales	387	10,966	9,271	(5,300)	15,324
Total revenue	57,014	15,825	26,550	(31,418)	67,971
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,958	7,101	7,289	(422)	21,926
Cost of subscriber equipment sales	243	8,578	9,415	(6,996)	11,240
Cost of subscriber equipment sales - reduction in the value of inventory	7,258	19	40	—	7,317
Marketing, general and administrative	5,501	11,994	10,910	(3,606)	24,799
Depreciation, amortization, and accretion	57,636	9,589	20,113	(20,945)	66,393
Total operating expenses	78,596	37,281	47,767	(31,969)	131,675
Loss from operations	(21,582)	(21,456)	(21,217)	551	(63,704)
Other income (expense):
Loss on extinguishment of debt	(39,615)	—	—	—	(39,615)
Interest income and expense, net of amounts capitalized	(33,598)	(30)	(226)	1	(33,853)
Derivative loss	(418,663)	—	—	—	(418,663)
Equity in subsidiary earnings	(42,471)	(5,100)	—	47,571	—
Other	1,250	400	643	(86)	2,207
Total other income (expense)	(533,097)	(4,730)	417	47,486	(489,924)
Loss before income taxes	(554,679)	(26,186)	(20,800)	48,037	(553,628)
Income tax expense	204	34	1,017	—	1,255
Net (loss) income	$(554,883)	$(26,220)	$(21,817)	$48,037	$(554,883)
Comprehensive (loss) income	$(554,883)	$(26,220)	$(22,688)	$48,037	$(555,754)

Globalstar, Inc.
 Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$50,351	$8,544	$13,320	$(24,361)	$47,854
Subscriber equipment sales	287	10,018	13,264	(9,706)	13,863
Total revenue	50,638	18,562	26,584	(34,067)	61,717
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,233	7,947	6,791	(58)	22,913
Cost of subscriber equipment sales	90	8,048	14,323	(11,786)	10,675
Marketing, general and administrative	4,555	11,710	9,895	(3,581)	22,579
Depreciation, amortization, and accretion	52,538	15,936	17,167	(19,527)	66,114
Total operating expenses	65,416	43,641	48,176	(34,952)	122,281
Loss from operations	(14,778)	(25,079)	(21,592)	885	(60,564)
Other income (expense):
Loss on extinguishment of debt	(110,809)	—	—	—	(110,809)
Loss on equity issuance	(16,701)	—	—	—	(16,701)
Interest income and expense, net of amounts capitalized	(38,728)	(39)	(1,098)	(4)	(39,869)
Derivative loss	(126,911)	—	—	—	(126,911)
Equity in subsidiary earnings	(47,313)	(2,794)	—	50,107	—
Other	(909)	(170)	(124)	78	(1,125)
Total other income (expense)	(341,371)	(3,003)	(1,222)	50,181	(295,415)
Loss before income taxes	(356,149)	(28,082)	(22,814)	51,066	(355,979)
Income tax expense	171	35	135	—	341
Net (loss) income	$(356,320)	$(28,117)	$(22,949)	$51,066	$(356,320)
Comprehensive (loss) income	$(356,320)	$(28,117)	$(23,046)	$51,066	$(356,417)

Globalstar, Inc.
Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,921	$912	$3,388	$—	$27,221
Accounts receivable	4,582	6,151	5,227	257	16,217
Intercompany receivables	727,100	436,281	23,711	(1,187,092)	—
Inventory	4,122	12,419	12,736	—	29,277
Advances for inventory	125	28	43	—	196
Prepaid expenses and other current assets	4,374	278	2,804	—	7,456
Total current assets	763,224	456,069	47,909	(1,186,835)	80,367
Property and equipment, net	1,111,237	3,697	6,277	(1,055)	1,120,156
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,006	—	4,885	(17,891)	—
Investment in subsidiaries	(241,579)	4,216	29,382	207,981	—
Deferred financing costs	66,816	—	—	—	66,816
Intangible and other assets, net	11,999	671	2,047	(14)	14,703
Total assets	$1,762,621	$464,653	$90,500	$(997,814)	$1,319,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,271	$—	$—	$—	$7,271
Accounts payable	8,112	2,045	2,038	—	12,195
Accrued contract termination charge	22,238	—	—	—	22,238
Accrued expenses	11,122	7,195	7,549	—	25,866
Intercompany payables	492,868	552,218	144,152	(1,189,238)	—
Payables to affiliates	443	—	—	—	443
Deferred revenue	2,885	16,092	3,214	—	22,191
Total current liabilities	544,939	577,550	156,953	(1,189,238)	90,204
Long-term debt, less current portion	623,770	—	—	—	623,770
Employee benefit obligations	3,147	—	(1)	—	3,146
Intercompany notes payable	—	—	15,448	(15,448)	—
Derivative liabilities	575,803	—	—	—	575,803
Deferred revenue	6,330	457	—	—	6,787
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	2,369	293	11,325	—	13,987
Total non-current liabilities	1,232,214	750	26,772	(15,448)	1,244,288
Stockholders’ equity	(14,532)	(113,647)	(93,225)	206,872	(14,532)
Total liabilities and stockholders’ equity	$1,762,621	$464,653	$90,500	$(997,814)	$1,319,960

Globalstar, Inc.
Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2013
(Audited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,935	$676	$3,797	$—	$17,408
Accounts receivable	5,925	5,022	4,602	174	15,723
Intercompany receivables	651,251	414,508	18,280	(1,084,039)	—
Inventory	1,161	14,375	16,281	—	31,817
Advances for inventory	9,287	28	44	—	9,359
Prepaid expenses and other current assets	4,316	311	2,432	—	7,059
Total current assets	684,875	434,920	45,436	(1,083,865)	81,366
Property and equipment, net	1,152,734	11,621	6,889	(1,459)	1,169,785
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,629	—	4,285	(17,914)	—
Investment in subsidiaries	(209,592)	7,242	—	202,350	—
Deferred financing costs	76,436	—	—	—	76,436
Intangible and other assets, net	3,964	1,028	2,125	(14)	7,103
Total assets	$1,759,964	$454,811	$58,735	$(900,902)	$1,372,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,046	$—	$—	$—	4,046
Accounts payable	9,906	2,041	2,680	—	14,627
Accrued contract termination charge	24,133	—	—	—	24,133
Accrued expenses	6,160	8,203	8,337	—	22,700
Intercompany payables	435,707	521,763	128,496	(1,085,966)	—
Payables to affiliates	202	—	—	—	202
Derivative liabilities	57,048	—	—	—	57,048
Deferred revenue	1,843	13,094	2,347	—	17,284
Total current liabilities	539,045	545,101	141,860	(1,085,966)	140,040
Long-term debt, less current portion	665,236	—	—	—	665,236
Employee benefit obligations	3,529	—	—	—	3,529
Intercompany notes payable	—	—	15,772	(15,772)	—
Derivative liabilities	405,478	—	—	—	405,478
Deferred revenue	6,583	496	—	—	7,079
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	2,543	297	10,856	—	13,696
Total non-current liabilities	1,104,164	793	26,628	(15,772)	1,115,813
Stockholders’ equity	116,755	(91,083)	(109,753)	200,836	116,755
Total liabilities and stockholders’ equity	$1,759,964	$454,811	$58,735	$(900,902)	$1,372,608

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$6,066	$728	$81	$—	$6,875
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(3,862)	—	—	—	(3,862)
Property and equipment additions	(1,357)	(492)	(354)	—	(2,203)
Net cash used in investing activities	(5,219)	(492)	(354)	—	(6,065)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock and exercise of warrants	9,303	—	—	—	9,303
Payment of deferred financing costs	(164)	—	—	—	(164)
Net cash used in financing activities	9,139	—	—	—	9,139
Effect of exchange rate changes on cash and cash equivalents	—	—	(136)	—	(136)
Net increase (decrease) in cash and cash equivalents	9,986	236	(409)	—	9,813
Cash and cash equivalents at beginning of period	12,935	676	3,797	—	17,408
Cash and cash equivalents at end of period	$22,921	$912	$3,388	$—	$27,221

Globalstar, Inc.
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided used in operating activities	$426	$814	$1,094	$—	$2,334
Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(37,732)	—	—	—	(37,732)
Property and equipment additions	—	(706)	(519)	—	(1,225)
Investment in businesses	(496)	—	—	—	(496)
Restricted cash	8,838	—	—	—	8,838
Net cash from investing activities	(29,390)	(706)	(519)	—	(30,615)
Cash flows from financing activities:
Borrowings from Facility Agreement	672				672
Borrowings from contingent equity account	1,071				1,071
Proceeds from issuance of common stock and stock options	8,979	—	—	—	8,979
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	—	—	—	(13,544)
Payments to reduce principal amount of 5.75% Notes not exchanged	(6,250)	—	—	—	(6,250)
Payments to lenders and other fees associated with exchange	(2,482)	—	—	—	(2,482)
Proceeds from equity issuance to related party	51,500	—	—	—	51,500
Payment of deferred financing costs	(16,904)	—	—	—	(16,904)
Net cash used in financing activities	23,042	—	—	—	23,042
Effect of exchange rate changes on cash and cash equivalents	—	—	90	—	90
Net increase (decrease) in cash and cash equivalents	(5,922)	108	665	—	(5,149)
Cash and cash equivalents at beginning of period	10,220	251	1,321	—	11,792
Cash and cash equivalents at end of period	$4,298	$359	$1,986	$—	$6,643

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

In 2006 we began a process of designing, manufacturing and deploying a second-generation constellation of Low Earth Orbit (“LEO”) satellites to replace our first-generation constellation. Our second-generation constellation is designed to last twice as long in space, have greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We have integrated all of the new second-generation satellites with certain of our first-generation satellites to form our second-generation constellation. The restoration of our constellation’s Duplex capabilities was complete after the final second-generation satellite was placed into service in August 2013. The restoration of Duplex capabilities has resulted in a substantial increase in service levels, making our products and services more desirable to existing and potential customers. Existing subscribers continue to utilize our service more, measured by minutes of use on the Globalstar System year over year, a trend that we expect to continue. We are gaining new customers and winning back former customers, which continue to contribute to increases in Duplex revenue. We offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

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

At September 30, 2014, we served approximately 620,000 subscribers. We increased our net subscribers 9% from September 30, 2013 to September 30, 2014. In 2014 we initiated a process to deactivate subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. Excluding these deactivated subscribers from our September 30, 2013 subscriber count, total subscribers would have increased 14% from September 30, 2013 to September 30, 2014. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We currently provide the following communications services via satellite that are available only with equipment designed to work on our network:

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2014 and 2013

Revenue:

Three and Nine Months

Total revenue increased by $0.9 million, or approximately 4%, to $23.4 million for the three months ended September 30, 2014 from $22.5 million for the three months ended September 30, 2013. This increase was due primarily to a $1.5 million increase in service revenue which was partially offset by a $0.6 million decrease in revenue from subscriber equipment sales. Total revenue increased by $6.3 million, or approximately 10%, to $68.0 million for the nine months ended September 30, 2014 from $61.7 million for the nine months ended September 30, 2013. This increase was due primarily to a $4.8 million increase in service revenue and, to a lesser extent, a $1.5 million increase in revenue from subscriber equipment sales. The primary driver for the increase in service revenue for both the three and nine month periods was growth in Duplex service revenue as we continue to see increases in new subscriber activations corresponding to equipment sales over the past 12 months. Demand for our Duplex products and services has continued as we successfully completed the restoration of our second-generation constellation in August 2013 by placing our last second-generation satellite into commercial service. The decrease in revenue from equipment sales for the third quarter of 2014 was due primarily to declining sales of our Duplex and Simplex products. Higher volume Duplex sales during the third quarter of 2013 resulted from initial channel distribution following the release of the SPOT Global Phone in the second quarter of 2013. The decline in Simplex sales resulted from fluctuations in customer demand from the third quarter of 2013 to the third quarter of 2014. The increase in revenue from equipment sales for the first nine months of 2014 was due primarily to increased demand for our SPOT products, including the SPOT Gen3, and successful penetration of the SPOT Trace, a mass market device released in the fourth quarter of 2013. The success of our SPOT products continues to grow as evidenced in part by improving consumer velocity, which is measured by the number of subscriber activations.

The following table sets forth amounts and percentages of our revenue by type of service for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30, 2014		Three months ended September 30, 2013		Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$7,687	33%	$6,235	28%	$20,504	30%	$16,443	27%
SPOT	7,491	32	6,969	31	21,566	32	20,908	34
Simplex	1,986	8	2,147	9	6,078	9	5,596	9
IGO	214	1	251	1	789	1	739	1
Other	1,133	5	1,454	6	3,710	6	4,168	6
Total	$18,511	79%	$17,056	75%	$52,647	78%	$47,854	77%

The following table sets forth amounts and percentages of our revenue for equipment sales for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30, 2014		Three months ended September 30, 2013		Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$1,800	8%	$2,124	10%	$4,856	7%	$5,156	9%
SPOT	1,603	7	1,217	5	4,685	7	3,081	5
Simplex	1,557	7	1,856	8	4,838	7	4,751	8
IGO	130	—	189	1	739	1	665	1
Other	(160)	(1)	107	1	206	—	210	—
Total	$4,930	21%	$5,493	25%	$15,324	22%	$13,863	23%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for the three and nine months ended September 30, 2014 and 2013. The following numbers are subject to immaterial rounding inherent to calculating averages.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average number of subscribers for the period (three and nine months ended):
Duplex (1)	63,774	84,821	74,904	84,775
SPOT (2)	232,658	218,416	228,816	230,722
Simplex	269,110	215,691	252,709	202,907
IGO	38,944	39,859	38,995	40,353
ARPU (monthly):
Duplex (1)	$40.18	$24.50	$30.42	$21.55
SPOT (2)	10.73	10.64	10.47	10.07
Simplex	2.46	3.32	2.67	3.06
IGO	1.83	2.10	2.25	2.03
Number of subscribers (end of period):
Duplex	65,645	85,219	65,645	85,219
SPOT	235,737	220,363	235,737	220,363
Simplex	274,065	217,655	274,065	217,655
IGO	38,639	39,560	38,639	39,560
Other	5,806	6,631	5,806	6,631
Total	619,892	569,428	619,892	569,428

(1)
In 2014 we initiated a process to deactivate certain subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. For the three and nine months ended September 30, 2013, excluding these 26,000 deactivated subscribers from prior period metrics, average subscribers would have been 58,161 and 58,115, respectively, and ARPU would have been $35.73 and $31.44, respectively. For the nine months ended September 30, 2014, excluding these 26,000 deactivated subscribers from prior period metrics, average subscribers would have been 61,574 and ARPU would have been $37.00.

(2)
In 2013 we initiated a process to deactivate certain suspended subscribers in our SPOT subscriber base. We deactivated approximately 36,000 subscribers during the first quarter of 2013. For the nine months ended September 30, 2013, excluding these 36,000 deactivated subscribers from prior period metrics, average subscribers would have been 212,672 and ARPU would have been $10.92.

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Three and Nine Months

Duplex service revenue increased approximately 23% and 25% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in Duplex service revenue were due primarily to growth in our revenue-generating Duplex subscriber base and the continued transition of certain of our Duplex customers to higher rate plans commensurate with our improved service levels. As previously stated, we deactivated approximately 26,000 Duplex subscribers from our network in the first quarter of 2014. Total reported Duplex subscribers decreased 23% from September 30, 2013 to September 30, 2014. Excluding these deactivated subscribers from our September 30, 2013 subscriber count, Duplex subscribers would have increased approximately 12% from September 30, 2013 to September 30, 2014. Duplex equipment units sold in the past 12 months have resulted in new subscribers activating units on our network; these new subscribers contribute to increases in both service revenue and ARPU. We also continue to convert our Duplex customers to higher rate plans, which has resulted in higher churn among lower rate paying subscribers.

SPOT service revenue increased 7% and 3% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. End of period SPOT subscribers increased 7% from September 30, 2013 to September 30, 2014. The growth in our SPOT subscriber base is due to new subscriber activations resulting from equipment sales over the past 12 months.

Simplex service revenue decreased 7% and increased 9% for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. Our end of period Simplex subscribers increased 26% from September 30, 2013 to September 30, 2014. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer as well as variations in customer usage.

Other revenue decreased approximately 22% and 11% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease in other revenue for the three months ended September 30, 2014 compared to the same period in 2013 is due primarily to a decrease in third party revenue as well as the amount of engineering service revenue recognized. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers, which we re-sold to some of our subscribers. We recorded this revenue in other service revenue as third party revenue. As our coverage is now fully restored, we have begun to transition these subscribers to our network, which has contributed in part to the increase in our Duplex service revenue. As third party revenue decreases, other service revenue will also decrease and Duplex revenue will increase.

Equipment Revenue

Three Months

Revenue from Duplex equipment sales decreased by approximately 15% for the three months ended September 30, 2014 compared to the same period in 2013. We introduced SPOT Global Phone in the second quarter of 2013. The release of this product contributed to higher than usual Duplex sales in the third quarter of 2013 due to initial channel distribution.

Revenue from SPOT equipment sales increased 32% for the three months ended September 30, 2014 compared to the same period in 2013. Growth in sales of our SPOT products was due to increased demand for SPOT Gen3, which was released in the third quarter of 2013, and the launch of SPOT Trace during the fourth quarter of 2013.

Revenue from Simplex equipment sales decreased approximately 16% for the three months ended September 30, 2014 compared to the same period in 2013. We experienced higher demand for certain of our commercial applications for M2M asset monitoring and tracking devices during the third quarter of 2013.

Nine Months

Revenue from Duplex equipment sales decreased by approximately 6% for the nine months ended September 30, 2014 compared to the same period in 2013. Driving this decrease was greater demand for the SPOT Global Phone in 2013 following the product's launch in the second quarter of 2013.

Revenue from SPOT equipment sales increased 52% for the nine months ended September 30, 2014 compared to the same period in 2013. We introduced SPOT Gen3 in the third quarter of 2013 and SPOT Trace in the fourth quarter of 2013. Market demand for both of these products has contributed to the increase in SPOT equipment revenue during the first nine months of 2014.

Revenue from Simplex equipment sales increased approximately 2% for the nine months ended September 30, 2014 compared to the same period in 2013.

Operating Expenses:

Three and Nine Months

Total operating expenses decreased $3.6 million, or approximately 8%, to $41.5 million for the three months ended September 30, 2014 from $45.1 million for the same period in 2013. This decrease is due primarily to lower depreciation expense in the third quarter of 2014 compared to the third quarter of 2013. Total operating expenses increased $9.4 million, or approximately 8%, to $131.7 million for the nine months ended September 30, 2014 from $122.3 million for the same period in 2013. We attribute this increase primarily to a $7.3 million non-cash reduction in the value of inventory related to our former contract with Qualcomm, that we recorded during the second quarter of 2014.

Cost of Services

Three and Nine Months

Cost of services decreased $0.3 million, or approximately 4%, to $7.9 million for the three months ended September 30, 2014 from $8.2 million for the same period in 2013 and decreased $1.0 million, or approximately 4%, to $21.9 million for the nine months ended September 30, 2014 from $22.9 million for the same period in 2013. Cost of services comprises primarily network operating costs, which are generally fixed in nature. As stated above, while we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers, which we re-sold to some of our subscribers. We recorded the expense related to this service in cost of services. As we continue to transition these subscribers to our network, this cost will decrease. The decrease in cost of services for the nine months ended September 30, 2014 was due in large part to a reduction in this expense. Over the past 12 months, we have experienced cost savings as a result of our increased focus on monitoring telecommunication service expenses. These decreases were offset partially by increases in multiple expense categories as we expand and update our gateway infrastructure.

Cost of Subscriber Equipment Sales

Three and Nine Months

Cost of subscriber equipment sales decreased $0.3 million, or approximately 8%, to $3.8 million for the three months ended September 30, 2014 from $4.1 million for the same period in 2013 and increased $0.5 million, or approximately 5%, to $11.2 million for the nine months ended September 30, 2014 from $10.7 million for the same period in 2013. The fluctuations in cost of subscriber equipment sales are due primarily to the mix of products sold during the respective periods.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Three and Nine Months

Cost of subscriber equipment sales - reduction in the value of inventory was $7.3 million during the nine months ended September 30, 2014 due to an impairment charge recorded during the second quarter of 2014 following cancellation of our contract with Qualcomm related to finished goods and raw materials previously accounted for as advances for inventory on our condensed consolidated balance sheet. These charges did not occur during the nine months ended September 30, 2013 or during the three months ended September 30, 2014.
As previously disclosed, we had various commercial agreements with Qualcomm since 2004 for the purchase of phone equipment and accessories. This contract was canceled in March 2013, and we entered into an agreement with Qualcomm in July 2014 whereby we paid $0.1 million to Qualcomm for all remaining finished goods and raw materials held at Qualcomm. Our future business plans contemplate using Hughes-based technology in future product development; therefore, many of the raw materials held by Qualcomm are not likely to be used in the future production of additional inventory. As a result, we recorded a reduction in the value of inventory of $7.3 million during the second quarter of 2014.
Marketing, General and Administrative
Three and Nine Months

Marketing, general and administrative expenses decreased $0.3 million, or approximately 3%, to $8.8 million for the three months ended September 30, 2014 from $9.1 million for the same period in 2013 and increased $2.2 million, or approximately 10%, to $24.8 million for the nine months ended September 30, 2014 from $22.6 million for the same period in 2013. The increase was due primarily to strategic investments in our business, including sales and marketing initiatives. Other items that contributed to the increase in expense included an increase in the fair value of stock compensation recognized for new stock options and stock awards granted in the previous 12 months.

Depreciation, Amortization and Accretion

Three and Nine Months

Depreciation, amortization, and accretion expense decreased $2.7 million, or approximately 11%, to $21.0 million for the three months ended September 30, 2014 from $23.7 million for the same period in 2013 and increased $0.3 million, less than 1%, to $66.4 million for the nine months ended September 30, 2014 from $66.1 million for the same period in 2013. The decrease in depreciation expense from the third quarter of 2013 to the third quarter of 2014 relates primarily to our satellites launched during 2007 as these satellites are reaching the end of their estimated useful lives. The increase in depreciation expense during the nine months ended September 30, 2014 compared to the same period in 2013 relates primarily to additional depreciation expense for the second-generation satellites placed into service during the first eight months of 2013, with our last second-generation satellite placed into service in August 2013. This increase was offset partially by a decrease in depreciation expense related to our 2007 satellites as previously discussed.

Other Income (Expense):

Loss on Extinguishment of Debt

Three and Nine Months

For the three months and nine months ended September 30, 2014, we had loss on extinguishment of debt of $12.9 million and $39.6 million, respectively. For the three months and nine months ended September 30, 2013, we had loss on extinguishment of debt of $63.6 million and $110.8 million, respectively.

Loss on extinguishment of debt during the third quarter of 2014 of $12.9 million was due to the conversion of 8.00% Notes Issued in 2013. Holders of approximately $6.8 million principal amount of our 8.00% Notes Issued in 2013 converted these notes into 11.4 million shares of common stock during the third quarter of 2014, resulting in a non-cash loss on extinguishment of debt of $12.9 million. The fair value of the shares issued to the holders exceeded the derivative liability and principal amount written off due to the conversions resulting in a loss on extinguishment of debt.

Loss on extinguishment of debt during the second quarter of 2014 of $16.5 million was due to the conversion of our 8.00% Notes Issued in 2009 and a portion of our 8.00% Notes Issued in 2013. On April 15, 2014 we met the condition for automatic conversion of our 8.00% Notes Issued in 2009. As a result of this automatic conversion and other conversions prior to April 15, 2014, the remaining principal amount of 8.00% Notes Issued in 2009 converted into shares of common stock resulting in a non-cash gain on extinguishment of debt of $3.9 million during the second quarter of 2014. The derivative liability and principal amount written off exceeded the fair value of shares issued to the holders upon conversion resulting in a gain on extinguishment of debt. Additionally, holders of approximately $10.5 million principal amount of our 8.00% Notes Issued in 2013 converted them into 18.6 million shares of common stock during the second quarter of 2014, resulting in a non-cash loss on extinguishment of debt of $20.4 million. The fair value of the shares issued to the holders exceeded the derivative liability and principal amount written off due to the conversions resulting in a loss on extinguishment of debt.

Loss on extinguishment of debt recorded during the first quarter of 2014 of $10.2 million was due to the conversion during that quarter of certain of 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013. Approximately $8.8 million principal amount of our 8.00% Notes Issued in 2009 were converted in the first quarter of 2013, resulting in a non-cash gain on extinguishment of debt of $0.4 million. The derivative liability and principal amount written off exceeded the fair value of shares issued to the holders upon conversion resulting in a gain on extinguishment of debt. Additionally, pursuant to the terms of the indenture for the 8.00% Notes Issued in 2013, approximately 15%, or $7.0 million, of the principal amount of 8.00% Notes Issued in 2013 converted on March 20, 2014, resulting in a non-cash loss on extinguishment of debt of $10.5 million. The fair value of the shares issued to the holders exceeded the derivative liability and principal amount written off due to the conversions resulting in a loss on extinguishment of debt.

Loss on extinguishment of debt during the third quarter of 2013 was due to the Amended and Restated Loan Agreement with Thermo executed in July 2013. As a result of the amendment and restatement, we recorded a loss on extinguishment of debt of $66.1 million in the third quarter of 2013. The fair value of the shares issued to the holders exceeded the derivative liability and principal amount written off due to the conversions resulting in a loss on extinguishment of debt. Additionally, approximately 12.9% of the outstanding principal amount of 8.00% Notes Issued in 2013 was converted on July 19, 2013. As a result of this conversion, we recorded a gain on extinguishment of debt of approximately $2.5 million in the third quarter of 2013. The derivative liability and principal amount written off exceeded the fair value of shares issued to the holders upon conversion resulting in a gain on extinguishment of debt.

Loss on extinguishment of debt during the second quarter of 2013 was due to the Exchange Agreement that we entered into in May 2013 with the holders of approximately 91.5% of our 5.75% Notes. The Exchanging Note Holders received a combination of cash, shares of our common stock and 8.00% Notes Issued in 2013. We redeemed the remaining 5.75% Notes for cash in an amount equal to their outstanding principal amount. As a result of the exchange and redemption, we recorded a loss on extinguishment of debt of approximately $47.2 million in the second quarter of 2013, representing the difference between the net carrying amount of the old 5.75% Notes and the fair value of consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both Exchanging and non-Exchanging Note Holders, equity issued to the Exchanging Note Holders and other fees incurred for the exchange).

Loss on Equity Issuance

Three and Nine Months

For the three months and nine months ended September 30, 2013, we had loss on equity issuances of $2.7 million and $16.7 million, respectively. Similar charges did not occur in 2014.

In May and October 2013, we entered into Common Stock Purchase Agreements with Thermo. As a result of issuing stock under these agreements during the three and nine months ended September 30, 2013, we recognized $2.4 million and $16.4 million, respectively, of non-cash losses on the sale of shares representing the difference between the sale price of our common stock sold to Thermo and its fair value on the date of each sale (measured as the closing stock price on the date of each sale).

In July 2013, a holder of our 5.0% Warrants exercised warrants in a net share exercise. The fair value of the common stock issued with respect to this exercise was recorded as a loss on shares issued of $0.3 million, representing the fair value of the stock issued on the date the warrant was exercised.

Interest Income and Expense

Three and Nine Months

Interest income and expense, net, fluctuated by $7.8 million to an expense of $9.1 million for the three months ended September 30, 2014 from an expense of $16.9 million for the same period in 2013 and fluctuated by $6.0 million to an expense of $33.9 million for the nine months ended September 30, 2014 from an expense of $39.9 million for the same period in 2013.

During the three and nine months ended September 30, 2013, certain holders of our 5% Notes converted approximately $7.9 million and $16.5 million principal amount of Notes, respectively. These conversions resulted in the recognition of approximately $6.0 million and $12.5 million, respectively, in interest expense for the period. Similar charges did not occur in 2014.

Due to a decrease in the outstanding debt balance during the three and nine months ended September 30, 2014 compared to the same periods in 2013, which was driven primarily by conversions of our various convertible notes, interest expense has generally decreased related to certain debt instruments. As discussed in Note 3, this conversion activity has included the remaining 5% Notes in November 2013, the remaining 8.00% Notes Issued in 2009 in April 2014, and a portion of the 8.00% Notes Issued in 2013 at various dates throughout 2013 and 2014.

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

Excluding these isolated items, a reduction in our capitalized interest due to the decline in our construction in progress balance has increased interest expense. As we placed satellites into service, our construction in progress balance related to our second-generation satellites decreased, which reduced the amount of interest we can capitalize under GAAP.

Derivative Gain (Loss)

Three and Nine Months

Derivative gain (loss) fluctuated by $264.5 million to a gain of $167.0 million for the three months ended September 30, 2014 compared to a loss of $97.5 million for the same period in 2013 and by $291.8 million to a loss of $418.7 million for the nine months ended September 30, 2014 compared to a loss of $126.9 million for the same period in 2013.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. During 2014, these gains and losses were due primarily to significant movements in our stock price as well as other inputs used in our valuation models. A fluctuation in our stock price is the most significant driver for the change in value of these derivative instruments. See Note 5 to our condensed consolidated financial statements for further discussion of the impact of stock price on the fair value of derivatives.

Other

Three and Nine Months

Other income (expense) fluctuated by $4.1 million to income of $2.6 million for the three months ended September 30, 2014 from an expense of $1.5 million for the same period in 2013 and fluctuated by $3.3 million to income of $2.2 million for the nine months ended September 30, 2014 from an expense of $1.1 million for the same period in 2013. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods. Furthermore, as previously discussed, in May 2014 Hughes exercised its right to receive the pre-payment of certain payment milestones in the form of our common stock at a 7% discount to market value in lieu of cash. In valuing the shares, we recorded a non-cash loss of approximately $0.7 million in other expense in our condensed consolidated statement of operations during the second quarter of 2014.

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

Comparison of Cash Flows for the nine months ended September 30, 2014 and 2013

The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$6,875	$2,334
Net cash used in investing activities	(6,065)	(30,615)
Net cash provided by financing activities	9,139	23,042
Effect of exchange rate changes on cash	(136)	90
Net increase (decrease) in cash and cash equivalents	$9,813	$(5,149)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 was $6.9 million compared to $2.3 million during the same period in 2013. We experienced favorable changes in operating assets and liabilities during the nine months ended September 30, 2014, which resulted in more cash provided by operating activities for the first nine months of 2014 than in the same period of 2013.

Cash Flows Used in Investing Activities

Cash used in investing activities was $6.1 million for the nine months ended September 30, 2014 compared to $30.6 million for the same period in 2013. The decrease in cash used in investing activities was due primarily to the decrease in payments related to our second-generation constellation. The decrease in cash used in the construction of our second-generation constellation was due to the satellites being deployed fully by August 2013. We expect to continue to incur capital expenditures throughout 2014 and in future years relating to capital expenditures to upgrade our gateways and other ground facilities. We also experienced a reduction in our restricted cash balance. During 2013, we drew $8.8 million in total of excess funds held in our debt service reserve account to pay launch related expenses.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was primarily due to cash received as a result of warrant and stock option exercises. We continue to see increased stock option and warrant exercises as our stock price appreciates and these instruments are more valuable to the holders. The net cash provided by financing activities during the nine months ended September 30, 2013 was due primarily to transactions related to our debt instruments and equity commitments. In May 2013, we exchanged our 5.75% Notes for new 8.00% Notes Issued in 2013. In connection with this exchange, we paid $20.0 million in cash as a reduction of principal outstanding and we received $51.5 million from Thermo pursuant to the Consent Agreement (See Note 3 for further discussion). We also made payments in the third quarter of 2013 for financing costs related to the exchange of the 5.75% Notes and the amendment of our Facility Agreement, which occurred in August 2013.

Cash Position and Indebtedness

As of September 30, 2014, we held cash and cash equivalents of $27.2 million, and $24.0 million was available under the equity line agreement with Terrapin. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and may be used to pay the final principal and interest payments under the Facility Agreement.

As of December 31, 2013, we held cash and cash equivalents of $17.4 million and $24.0 million was available under the equity line agreement with Terrapin.

The carrying amount of the current portion of our long-term debt outstanding was $7.3 million and $4.0 million at September 30, 2014 and December 31, 2013, respectively. The current portion of our long-term debt outstanding at each of these periods represents scheduled principal payments under our Facility Agreement to occur in the next twelve months. See Note 3 to the condensed consolidated financial statements for further discussion.

Facility Agreement

We have a $586.3 million senior secured credit facility agreement (the “Facility Agreement”) that, as described below, was amended and restated effective in August 2013 and is scheduled to mature in December 2022. Semi-annual principal repayments are scheduled to begin in December 2014. The facility bears interest at a floating LIBOR rate plus 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of us and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. The Facility Agreement contains customary events of default and requires that we satisfy various financial and nonfinancial covenants. We were in compliance with all covenants as of September 30, 2014.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of September 30, 2014, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

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

In accordance with the terms of the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement discussed below, as of December 31, 2013, Thermo contributed a total of $65.0 million to us in exchange for 171.9 million shares of our nonvoting common stock. As of September 30, 2014, Thermo had fulfilled its obligations under the agreements.

The Common Stock Purchase Agreement

On May 20, 2013, we entered into a Common Stock Purchase Agreement with Thermo to price certain equity purchases made by Thermo pursuant to the Consent Agreement. Pursuant to the Consent Agreement, Thermo purchased 78,125,000 shares of our common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of our common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain our consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, in May 2013, Thermo purchased an additional 15,625,000 shares of our common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28,125,000 shares of our common stock for an aggregate purchase price of $9.0 million. Pursuant to their commitment, Thermo invested $6.0 million in July 2013 and $6.5 million in August 2013 on terms determined by a special committee of our board of directors consisting solely of unaffiliated directors as described below.

Pursuant to the Common Stock Purchase Agreement, the shares of common stock are intended to be shares of non-voting common stock. As of May 20, 2013, our certificate of incorporation did not provide for any authorized but unissued shares of non-voting common stock. On July 8, 2013, we filed an amendment to our certificate of incorporation increasing the number of authorized shares of non-voting common stock, and we subsequently delivered Thermo shares of our non-voting common stock.

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

 The Common Stock Purchase and Option Agreement

On October 14, 2013, we entered into a Common Stock Purchase and Option Agreement with Thermo to price certain previously made and anticipated equity purchases made by Thermo pursuant to the Consent Agreement. Pursuant to the terms of the Common Stock Purchase and Option Agreement, Thermo agreed to purchase 11,538,461 shares of our non-voting common stock at a purchase price of $0.52 per share in exchange for $6.0 million invested in July 2013 and an additional 12,500,000 shares of our common stock in exchange for $6.5 million funded in August 2013. During the third quarter of 2013, Thermo purchased approximately 24.0 million shares of our common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million.

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

The amount of capital expenditures as of September 30, 2014 and estimated future capital expenditures (excluding capitalized interest) related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	September 30, 2014	Remaining 2014	2015	2016	Thereafter	Total
Thales Second-Generation Satellites	$622,690	—	$—	$—	$—	$622,690
Arianespace Launch Services	216,000	—	—	—	—	216,000
Launch Insurance	39,903	—	—	—	—	39,903
Other Capital Expenditures and Capitalized Labor	54,631	5,851	—	—	—	60,482
Total	$933,224	$5,851	$—	$—	$—	$939,075

As of September 30, 2014, we had recorded $5.9 million of these capital expenditures in accounts payable and accrued expenses.

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement (a) RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and (b) satellite interface chips to be used in various next-generation Globalstar devices.

In May 2014, we entered into an agreement with Hughes to incorporate changes to the scope of work for the RAN and UTS being supplied to us. The additional work increases the total contract value by $3.8 million. We also entered into a letter agreement with Hughes whereby Hughes was granted the option to accept the pre-payment of certain payment milestones in the form of our common stock at a 7% discount in lieu of cash. We issued the stock to Hughes on July 1, 2014. The payment milestones totaled $9.9 million. In valuing the shares, we recorded a loss of approximately $0.7 million in our condensed consolidated statement of operations during the second quarter of 2014.

In October 2014, the Company and Hughes formally amended the contract to include the revised scope of work agreed to in the May letter agreement.  The amendment also adjusted the schedule of the program and the remaining payment milestones and program milestones to incorporate the agreed upon changes. The additional $3.8 million in work agreed to in May is now reflected in the contract through this amendment.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at a number of our satellite gateway ground stations. In July 2014, we entered into an amended and restated agreement with Ericsson for our core network system specifying the remaining contract value of $25.4 million for the work and a new milestone schedule to reflect the new program timeline.

The following table presents the amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs (in thousands) and includes both payments made in cash and stock:

	Payments through	Estimated Future Payments
Capital Expenditures	September 30, 2014	Remaining 2014	2015	2016	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$93,090	$1,569	$9,744	$1,610	$—	$106,013
Ericsson ground network	6,049	6,774	13,676	5,643	—	32,142
Other Capital Expenditures	1,583	—	—	—	—	1,583
Total	$100,722	$8,343	$23,420	$7,253	$—	$139,738

As of September 30, 2014, we recorded $2.6 million of these capital expenditures in accounts payable.

 Liquidity

We have a plan to continue to improve operations, maintain our second-generation constellation, and upgrade our next-generation ground infrastructure. We must execute our business plan, which assumes the funding of the financial arrangements with Terrapin. Uncertainties remain related to the timing of this funding. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to minimize the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month Libor rate. Based on borrowings, the entire $586.3 million under the Facility Agreement, a 1.0% change in interest rates would result in a change to interest expense of approximately $5.9 million annually.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2014, the end of the period covered by this Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the quarter and nine months ended September 30, 2014.

(b) Changes in internal control over financial reporting.

As of September 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below with respect to a non-cash derivative valuation.

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

In order to remediate the material weakness described above, we implemented the following steps.

•	Updates have been made to the valuation model to correct the identified error.

•	Additional analysis and review procedures will be performed by the independent valuation firm and discussed with management.

•	Management implemented additional review procedures over the outputs of the valuation model.

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

Item 6. Exhibits

Exhibit Number	Description

10.1†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. effective as of July 22, 2014

10.2†	Amendment No.12 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of October 16, 2014

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

By:
/s/ James Monroe III
Date: November 6, 2014
James Monroe III
Chief Executive Officer (Principal Executive Officer)