Form 10-K
period 2014-12-31
Globalstar, Inc.
filed 2015-03-02
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to

Commission File Number 001-33117

 GLOBALSTAR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Holiday Square Blvd.
Covington, Louisiana 70433
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code (985) 335-1500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Voting Common Stock	NYSE MKT

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

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
☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1,471.5 million.

As of February 23, 2015, 869,414,107 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

PART I

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

We currently provide the following communications services via satellite. These services are available only with equipment designed to work on our network:

•	two-way voice communication and data transmissions (“Duplex”) using mobile or fixed devices; and

•
one-way data transmissions ("Simplex") using a mobile or fixed device that transmits its location and other information to a central monitoring station, which includes certain SPOT and Simplex products.

Recent Events

Regulatory Reform for Terrestrial Spectrum Authority

In November 2013, the Federal Communications Commission (the "FCC") proposed rules which, if adopted, would enable us to offer low power terrestrial broadband services over a portion of our licensed MSS spectrum.  We have termed these services Terrestrial Low Power Service ("TLPS").  We believe TLPS represents a differentiated, premium, and immediate solution to Wi-Fi congestion. The public comment period on these proposed rules ended in June 2014, and we anticipate that the FCC will take final action in this proceeding in the near future. The proposed rules would substantially revise the gating criteria for terrestrial use of our spectrum and would allow us to provide TLPS over our licensed spectrum together with the non-exclusive use of adjacent unlicensed spectrum. If the FCC takes final action to adopt these proposed rules, we plan to establish one or more partnerships to deploy commercial service promptly as well as to seek similar terrestrial authority in certain international jurisdictions.

New York Stock Exchange Listing

On April 21, 2014, the New York Stock Exchange initiated trading of our common stock on its NYSE MKT under the ticker symbol “GSAT.” NYSE MKT is a fully integrated trading venue within the NYSE Euronext community and leverages the NYSE’s advanced and innovative market model.

Conversion of Convertible Senior Unsecured Notes

During 2014, $76.5 million of our principal indebtedness converted into approximately $92.5 million shares of voting common stock. These conversions resulted primarily from the triggering of the automatic conversion feature of one of our convertible note instruments on April 15, 2014 and the make-whole provision of another of our convertible notes instruments becoming effective on May 20, 2014. We describe these transactions and provide other information about our indebtedness and our common stock more fully in Part II, Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

7,000 Mile Demonstration of ADS-B Link Augmentation System (ALAS(TM))

On September 16, 2014, we announced the successful completion of a 7,000 mile flight demonstration showcasing the revolutionary ALAS technology. During this flight, the aircraft’s ADS-B data was transmitted over the Globalstar System every second, allowing the aircraft to be tracked real time in-flight regardless of whether the aircraft was in range of dedicated ADS-B ground infrastructure.  With this test, we proved that we can provide a secure, reliable, real-time platform for space-based tracking of aircraft. With its unique architecture and scalable capacity, ALAS has the ability and we have the satellite capacity to track every commercial aircraft flying each day.

Continued Expansion Initiatives in South America - Long-Term Agreement in Peru

On September 27, 2014, we executed an agreement with partner TE.SA.M. Peru S.A. providing us with long-term operational oversight of all matters related to quality of service for the Lurin gateway. This agreement also gives us the capability to sell directly in this region, which significantly improves the economics of this territory. This is another step in accomplishing our stated goal of expanding our controlled global footprint when necessary to ensure continuity of coverage and service quality in a cost-effective manner.

Expanding Simplex Services in Southern Africa

On September 29, 2014, we announced that, in partnership with Broadband Botswana Internet ("BBi"), we had commenced construction of a gateway in Gaborone, Botswana. This gateway will provide our full line of Simplex services, including our affordable SPOT personal tracking and life-saving solutions, as well as our commercial Simplex tracking and monitoring solutions. This gateway became operational in January 2015, and will provide coverage across southern Africa, including the following countries and surrounding blue-ocean areas: Botswana, South Africa, Namibia, Mozambique, Tanzania, Madagascar, Swaziland, Lesotho, Malawi, Angola, Zimbabwe, Rwanda, Burundi and Zambia. The gateway will significantly extend our coverage in sub-Saharan Africa and will allow us to provide SPOT and Simplex services.

Expansion Initiatives in Eastern Europe

On December 31, 2014, we entered into a contract for the sale of a Globalstar gateway for installation in Eastern Europe, along with related construction and engineering services. We will provide all personnel, services and equipment necessary to construct the gateway.  The purchaser will become a provider of our mobile satellite services exclusively over the Globalstar System.  See Independent Gateway Operators below for further discussion of this contract.

Second-Generation Ground Infrastructure Update

On October 22, 2014, Hughes shipped the first two Radio Access Networks, marking a key milestone in the upgrade of our ground stations. Second-Generation upgrades allow us to develop consumer-friendly mass market products on a smaller and less expensive basis. These products will provide services with significantly higher data speeds. We expect the rollout to be complete by 2016, with initial installations in North America during 2015 followed by installations in Europe and Brazil.

Overview

We have integrated our second-generation satellites with our first-generation satellites to form our second-generation constellation of Low Earth Orbit (“LEO”) satellites. The restoration of our constellation’s Duplex capabilities was complete in August 2013 forming the world's most modern satellite network.

This restoration of Duplex capabilities resulted in a substantial increase in service levels, making our products and services more desirable to existing and potential customers. We are gaining new customers and winning back former customers, which contributes to increases in Duplex service revenue. We offer a range of price-competitive products to the industrial, governmental and consumer markets. Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group.

Our constellation of LEO satellites consists of 44 satellites, four of which are spares. Our second-generation satellites were designed to last twice as long in space, have 40% greater capacity and were built at a significantly lower cost compared to our first-generation satellites. We achieved this longer life by increasing the solar array and battery capacity, using a larger fuel tank, more redundancy for key satellite equipment, and improved radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites. The second-generation satellites use passive S-band antennas on the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of the active antenna array. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation.

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

We also compete aggressively on price. Our MSS handsets are priced significantly lower than our main MSS competitors, providing access to MSS services to a broader range of subscribers. We expect to retain our position as the low cost, high quality leader in the MSS industry.

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

At December 31, 2014, we served approximately 639,000 subscribers. We increased our net subscribers by 10% from December 31, 2013 to December 31, 2014. In 2013 and 2014, we deactivated certain subscribers in our SPOT and Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 36,000 SPOT subscribers during the first quarter of 2013 and approximately 26,000 Duplex subscribers during the first quarter of 2014. Excluding these deactivated subscribers from our December 31, 2012 and December 31, 2013 subscriber counts in order to make the periods comparable, total subscribers increased 11% from December 31, 2012 to December 31, 2013 and 15% from December 31, 2013 to December 31, 2014. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We designed our second-generation constellation to support our current lineup of Duplex, SPOT and Simplex products. With the improvement in both coverage and service quality resulting from the deployment of our second-generation constellation and with the release of new product and service offerings, we anticipate further expansion of our subscriber base and increases in our average revenue per user, or “ARPU.”

Our products and services are sold through a variety of independent agents, dealers and resellers, and independent gateway operators (“IGOs”). We have distribution relationships with a number of "Big Box" and online retailers and other similar distribution channels which expands the diversification of our distribution channels.

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

We offer our services for use only with equipment designed to work on our network, which users generally purchase in conjunction with an initial service plan. We offer the GSP-1700 phone, which includes a user-friendly color LCD screen and a variety of accessories. The phone design represents a significant improvement over earlier-generation equipment that we believe facilitates increased adoption by users. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only MSS provider using the patented Qualcomm CDMA technology that we believe provides superior voice quality when compared to competitive handsets.

In June 2014, we announced the release of a new voice and data solution, Sat-Fi. With Sat-Fi, our customers can use their current smartphones, tablets and laptops to send and receive communications via the Globalstar satellite system when traveling beyond cellular service, achieving a level of seemless connectivity not offered before. We believe Sat-Fi is superior to other competitors' products, providing the fastest, most affordable, mobile satellite data speeds (4x faster than our primary competitor) and the clearest voice communications in the MSS industry. Through a convenient smartphone app which enables connectivity between any Wi-Fi-enabled device and the Sat-Fi satellite hot spot, subscribers can easily send and receive email and SMS text messages and make voice calls from their own device any time they are in range of a Sat-Fi device. We believe Sat-Fi represents a major step forward in our desire to integrate seamlessly our mobile satellite capabilities into the communications services that people use on a daily basis. With future enhancements, customers will not necessarily know, nor will they care, when they are communicating via the Globalstar System, given our superior voice quality and low-priced service plans.

In September 2014, we released our newest data solution, the Globalstar 9600™. With the 9600, our customers can use a convenient app to pair seamlessly with their existing satellite phone and smartphone to send and receive email over the Globalstar System. This affordable data hotspot is ideal for remote workforces in industries such as energy and construction to communicate via email, send status reports, download local weather and send pictures. Our marine customers also benefit from the ease of use and the ability to affordably send data and make voice calls beyond cellular.

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

Satellite Data Modem Services and Equipment

In addition to data utilization through fixed and mobile services described above, we offer data-only services through Duplex devices that have two-way transmission capabilities. Duplex asset-tracking applications enable customers to control directly their remote assets and perform complex monitoring activities. We offer asynchronous and packet data service in all of our Duplex territories. Customers can use our products to access the internet, corporate virtual private networks and other customer specific data centers. Our satellite data modems can be activated under any of our current pricing plans. Customers can access satellite data modems in every Duplex region we serve. We provide store-and-forward capabilities to customers who do not require real-time transmission and reception of data. Additionally, we offer a data acceleration and compression service to the satellite data modem market. This service increases web-browsing, email and other data transmission speeds without any special equipment or hardware.

Direct Sales, Dealers and Resellers

Our sales group is responsible for conducting direct sales with key accounts and for managing indirect agent, dealer and reseller relationships in assigned territories in the countries in which we operate.

The reseller channel for Duplex equipment and service is comprised primarily of communications equipment retailers and commercial communications equipment rental companies that retain and bill clients directly, outside of our billing system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have sales arrangements with major resellers to market our services, including some value added resellers that integrate our products into their proprietary end products or applications.

Our typical dealer is a communications services business-to-business equipment retailer. We offer competitive service and equipment commissions to our network of dealers to encourage sales.

In addition to sales through our distribution managers, agents, dealers and resellers, customers can place orders through our existing sales force and through our direct e-commerce website.

SPOT Consumer Retail Products

The SPOT product family has now initiated over 3,500 rescues since its launch in 2007. Averaging one rescue per day, SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to hundreds of thousands of users, completely independent of cellular coverage. We are not aware of any other competitive offering that can match the life-saving record of our SPOT family of products. As we continue to innovate and grow the SPOT family of products, we are committed to providing affordable life-saving products to an expanding target market of millions of people globally.

We have differentiated ourselves from other MSS providers by offering affordable, high utility mobile satellite products that appeal to the mainstream consumer market. With the 2009 acquisition of satellite asset tracking and consumer messaging products manufacturer Axonn LLC (“Axonn”), we believe we are the only vertically integrated mobile satellite company, which results in decreased pre-production costs, quality assurance and shorter time to market for our retail consumer products.

SPOT Satellite GPS Messenger

We began commercial sales of the first SPOT products and services when we introduced the SPOT Personal Tracker in 2007. In 2009, we introduced an updated version of this product, the SPOT Satellite GPS Messenger ("SPOT 2"). In September 2013, we introduced SPOT Gen3, the next generation of the SPOT Satellite GPS Messenger. SPOT Gen3 offers enhanced functionality with more tracking features, improved battery performance and more power options, including rechargeable and USB direct line power.

We have targeted our SPOT Gen3 to recreational and commercial markets that require personal tracking, emergency location and messaging solutions that operate beyond the reach of terrestrial wireless and wireline coverage. Using our network and web-based mapping software, this device provides consumers with the ability to trace a path geographically or map the location of individuals or equipment. The product also enables users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance and an “SOS” message in the event of an emergency.

SPOT Satellite GPS Messenger products and services are available virtually everywhere through our product distribution channels and through our direct e-commerce website.

SPOT Global Phone

In May 2013, we introduced SPOT Global Phone to the consumer mass market. This product leverages our retailer distribution channels and SPOT brand name. We include the related service and subscriber equipment revenue generated from this product in our Duplex business.

SPOT Trace

In November 2013, we introduced SPOT Trace, a cost effective anti-theft and asset tracking device. We believe SPOT Trace is the most modern device for tracking equipment and objects. SPOT Trace ensures cars, motorcycles, boats, ATVs, snowmobiles and other valuable assets are where they need to be, notifying owners via email or text when movement is detected anytime, anywhere using 100% satellite technology to provide location-based messaging and emergency notification for on or off the grid communications.

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels including Bass Pro Shops, Big Rock Sports, Cabela's, CWR Electronics, Gander Mountain, REI, Sportsman's Warehouse, and West Marine. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com, as well as through certain of our IGO's.

Commercial Simplex One-Way Transmission Products

Simplex service is a one-way data service from a commercial Simplex device over the Globalstar System that can be used to track and monitor assets. Our subscribers curently use our Simplex devices to track cargo containers and rail cars; to monitor utility meters; and to monitor oil and gas assets, as well as a host of other applications. At the heart of the Simplex service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army, the U.S. Air Force, the National Oceanic and Atmospheric Administration (“NOAA”), the U.S. Forest Service and British Ministry of Defense, as well as other organizations, including BP, Shell and The Salvation Army.

We designed our Simplex service to address the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers are able to realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

We offer small Satellite Transmitters, such as the STX-2 and STX-3, which enable an integrator’s products to access our Simplex network. We also offer complete products that utilize these transmitters. Our Simplex units, including the enterprise products MMT and SMARTONE, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges.

The reseller channel for Simplex equipment and service is comprised primarily of communications equipment retailers and commercial communications equipment rental companies that retain and bill clients directly, outside of our billing system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have sales arrangements with major resellers to market our services, including some value added resellers that integrate our STX-2, or our products based on it, into their proprietary solutions designed to meet certain specialized niche market applications.

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

Currently, 12 of the 25 gateways in our network are owned and operated by unaffiliated companies, some of whom operate more than one gateway. Except for the gateway in Nigeria, in which we hold a 30% equity interest, and Globalstar Asia Pacific, our joint venture in South Korea in which we hold a 49% equity interest, we have no financial interest in these IGOs and conduct business with them through arms’ length contracts for wholesale minutes of service. Some of these IGOs have been unable to grow their businesses adequately due in part to limited resources and the prior inability of our constellation to provide reliable Duplex service. With the completion of our second-generation constellation, we expect the IGOs to grow their businesses significantly in the future.

Set forth below is a list of IGOs as of February 23, 2015:

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

We currently hold additional gateways in storage that we are actively marketing for future deployment in additional territories.

On December 31, 2014, we entered into a contract for the sale of a Globalstar gateway for installation in Eastern Europe, along with related construction and engineering services. We will provide all personnel, services and equipment necessary to construct the gateway.  The purchaser will become a provider of our mobile satellite services exclusively over the Globalstar System.  The gateway equipment to be initially delivered under this contract is our first-generation gateway designed primarily by Qualcomm.  The purchase price includes an upgrade to our second-generation gateway infrastructure designed by Hughes Network Systems, LLC and Ericsson Inc. when it becomes available. Currently, the purchaser is in the process of securing third party contracts and obtaining the necessary permits, licenses, and other authorizations required to operate the gateway.  If the purchaser is unable to secure these contracts within 90 days of the contract date, the contract will terminate without any payment obligations by the purchaser. Both parties anticipate having the gateway in commercial operation by early 2016.

Other Services

We also provide engineering services to assist our commercial and government customers in developing new applications related to our system and to engineer and install new gateways that use our system. These services include hardware and software designs to develop specific applications operating over our network, as well as, the installation of gateways and antennas.

Our Spectrum and Regulatory Structure

We have access to a world-wide allocation of radio frequency spectrum through the international radio frequency tables administered by the International Telecommunications Union (“ITU”). We believe access to this global spectrum enables us to design satellites, networks and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. In addition, this broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadband applications.

First-Generation Constellation

In the United States, the U.S. Federal Communications Commission (the “FCC”) has authorized us to operate our first-generation satellites in 25.225 MHz of radio spectrum comprising two blocks of non-contiguous radio frequencies in the 1.6/2.4 GHz band commonly referred to as the "Big LEO" Spectrum Band. Specifically, the FCC has authorized us to operate between 1610-1618.725 MHz for “Uplink” communications from mobile earth terminals to our satellites and between 2483.5-2500 MHz for “Downlink” communications from our satellites to our mobile earth terminals. The FCC has also authorized us to operate our four domestic gateways with our first-generation satellites in the 5091-5250 and 6875-7055 MHz bands.

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

Second-Generation Constellation

We licensed and registered our second-generation satellites in France. In October 2010, the French Ministry for the Economy, Industry and Employment authorized our wholly owned subsidiary, Globalstar Europe SARL, now Globalstar Europe SAS (“Globalstar Europe”), to operate our second-generation satellites.  In November 2010, ARCEP, the French independent administrative authority of post and electronic communications regulations, granted a license to Globalstar Europe to provide mobile satellite service. In August 2011, the French Ministry in charge of space operations issued us final authorization and has undertaken the registration of our second-generation satellites with the United Nations as provided under the Convention on Registration of Objects Launched into Outer Space. In accordance with this authorization to operate the second-generation satellites, in early 2014, we completed the enhancements to the existing gateway operations in Aussaguel, France to include satellite operations and control functions. We now have redundant satellite operation control facilities in Milpitas, California and Aussaguel, France.

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

Our former Non-Geostationary Satellite Orbit (“NGSO”) satellite constellation license issued by the FCC was valid until April 2013. We filed an application to modify and extend this license. On September 18, 2014 the Satellite Division of the FCC's International Bureau granted the application of Globalstar Licensee LLC to modify its authorization for "Big LEO" non-geostationary orbit Mobile-Satellite Service space stations by extending the 15-year license term by approximately 11.5 years through October 4, 2024. This license applies only to our continued use of our first-generation satellites.

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

In order to establish an ATC network, a satellite service provider must first meet certain specified requirements commonly known as the “gating criteria.” Currently, these criteria would require us to provide continuous coverage over the United States and have an in-orbit spare satellite. Additionally, ATC services must be complementary or ancillary to mobile satellite services in an "integrated service offering," which can be achieved by using "dual-mode" devices capable of transmitting and receiving mobile satellite and ATC signals, or providing “other evidence” that the satellite service provider meets the requirement. Further, user subscriptions that include ATC services must also include mobile satellite services. Because of these numerous and onerous requirements, no substantial ATC services have ever been established.

In July 2010, the FCC instituted a rulemaking proceeding and notice of inquiry to consider whether certain gating criteria should be revised or eliminated so as to permit satellite operators to exercise greater flexibility in utilizing ATC. Interested parties, including Globalstar, filed comments in these proceedings in September 2010, proposing to eliminate, or substantially modify the existing gating criteria.

On November 13, 2012, we filed a petition for rulemaking with the FCC, requesting the substantial revision and/or elimination of the gating criteria for ATC services as well as regulatory flexibility to offer terrestrial wireless services, including mobile broadband services over our licensed "Big LEO" spectrum allocation.

 In November 2013, the FCC proposed rules, which, if adopted, would enable us to offer low-power ATC services such as TLPS over a portion of our licensed MSS spectrum. The public comment period on these proposed rules ended in June 2014, and we anticipate that the FCC will take final action in this proceeding in the near future. The proposed rules would substantially eliminate the gating criteria as applied to low-power ATC services and would allow us to provide TLPS over our licensed spectrum together with the use of the adjacent unlicensed spectrum. If the FCC takes final action to adopt these proposed rules, we plan to establish one or more partnerships to deploy commercial service promptly as well as to seek similar terrestrial authority in certain international jurisdictions.

National Regulation of Service Providers

In order to operate gateways, applicable laws and regulations require the IGOs and our affiliates in each country to obtain a license or licenses from that country's telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All gateways operated by us and the IGOs are licensed.

Our subscriber equipment generally must be type certified in countries in which it is sold or leased. The manufacturers of the equipment and our affiliates or IGOs are jointly responsible for securing type certification. We have received type certification in multiple countries for each of our products.

Ground Network

Our satellites communicate with a network of 25 gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. The design of our orbital planes ensures that generally at least one satellite is visible from any point on the earth's surface between 70° north latitude and 70° south latitude. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We have positioned our gateways to cover most of the world's land and population. We own 13 of these gateways and the rest are owned by IGOs. In addition, we have spare parts in storage, including antennas and gateway electronic equipment, including additional gateways in storage.

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

We believe that our terrestrial gateways provide a number of advantages over the in-orbit switching used by our main competitor, including better call quality, reduced call latency and convenient regionalized local phone numbers for inbound and outbound calling. We also believe that our network's design enables faster and more cost-effective system maintenance and upgrades because the system's software and much of its hardware are located on the ground. Our multiple gateways allow us to reconfigure our system quickly to extend another gateway's coverage to make up some or all of the coverage of a disabled gateway or to handle increased call capacity resulting from surges in demand.

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

Next-Generation Gateways and Other Ground Facilities

We have a contract with Hughes Network Systems, LLC ("Hughes") under which Hughes will design, supply and implement the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be used in our various next-generation Globalstar devices. These upgrades will be part of our next-generation ground network.

We also have a contract with Ericsson, Inc. (“Ericsson”) to develop and implement a ground interface, or core network, system that will be installed at our satellite gateway ground stations. The core network system is wireless network and landline compatible and will link our radio access network to the public-switched telephone network (“PSTN”) and/or Internet.  This new core network system is part of our next-generation ground network.

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

We own and operate gateways in the United States, Canada, Venezuela, Puerto Rico, France, Brazil, Singapore and Africa.

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

Worldwide, government organizations, military, natural disaster aid associations, event-driven response agencies and corporate security teams depend on mobile and fixed voice and data communications services on a regular basis. Global businesses with global operations require communications services when operating in remote locations around the world. Mobile satellite services users span the forestry, maritime, government, oil and gas, mining, leisure, emergency services, construction and transportation sectors, among others.

Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the handsets, as well as, heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low cost data collection and asset tracking devices and technological improvements permitting integration of mobile satellite services over smartphones and other Wi-Fi enabled devices.

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

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications and SES S.A., and aperture terminal companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, mobile satellite services providers, such as Globalstar, Inmarsat PLC (“Inmarsat”) and Iridium Communications Inc. (“Iridium”), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect mobile satellite services operators will increasingly compete with fixed satellite services operators.

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

Inmarsat owns and operates a fleet of geostationary satellites. Due to its multiple-satellite geostationary system, Inmarsat's coverage area extends to and covers most bodies of water more completely than we do. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers global land-based and aeronautical communications services. Inmarsat generally does not sell directly to customers. Rather, it markets its products and services principally through a variety of distributors, who, in most cases, sell to additional downstream entities who sell to the ultimate customer. We compete with Inmarsat in several key areas, particularly in our maritime markets. Inmarsat markets mobile handsets designed to compete with both Iridium’s mobile handset service and our GSP-1700 handset service.

Iridium owns and operates a fleet of low earth orbit satellites. Iridium provides voice and data communications to businesses, United States and foreign governments, non-governmental organizations and consumers. Iridium sells its products and services to commercial end users through a wholesale distribution network. Iridium markets products and services that are similar to those marketed by us.

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our principal regional mobile satellite services competitor is Thuraya in the Middle East and Africa.

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

Our industry has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, designing and building the satellite constellation and synchronizing the network technology. We will continue to face competition from Inmarsat and Iridium and other businesses that have developed global mobile satellite communications services.

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

Our top revenue generating markets in the United States and Canada are government (including federal, state and local agencies), public safety and disaster relief, recreation and personal and telecommunications. We also serve customers in the maritime and fishing, oil and gas, natural resources (mining and forestry), and construction, utilities markets, and transportation.

No one customer was responsible for more than 10% of our revenue in 2014, 2013, or 2012.

Domestic/Foreign

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2014, approximately 36% of our sales were denominated in foreign currencies. See Note 12: Geographic Information in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - We face special risks by doing business in developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2015 and 2032. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility agreement (the “Facility Agreement”).

Employees

As of December 31, 2014, we had 282 employees, 16 of whom were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

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

Services and Equipment

Sales of services accounted for approximately 78%, 78% and 75% of our total revenues for 2014, 2013, and 2012, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 22%, 22% and 25% of our total revenues for 2014, 2013, and 2012, respectively.

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

We make available free of charge financial information, news releases, SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC on our website at www.globalstar.com. The documents available on, and the contents of, our website are not incorporated by reference into this Report.

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

Risks Related to Our Business
The implementation of our business plan and our ability to generate income from operations assume we are able to maintain a healthy constellation and ground network, and products and services capable of providing commercially acceptable levels of coverage and service quality, which are contingent on a number of factors.
Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in the inability of our customers to receive our services for an indeterminate period of time.
Since we launched our first satellites in the 1990’s, some first-generation satellites have failed in orbit and have been retired, and we expect others to fail in the future. Although we designed our second-generation satellites to provide commercial service over a 15-year life, we can provide no assurance as to whether any or all of them will continue in operation for their full 15-year design life. Further, our satellites may experience temporary outages or otherwise may not be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors.
Prior to 2014 our ability to generate revenue and cash flow was impacted adversely by our inability to offer commercially acceptable levels of Duplex service due to the degradation of our first-generation constellation. As a result, we improved the design of our second-generation constellation to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost as compared to our first-generation constellation. Anomalies with our satellites have and may continue to develop that could affect their ability to remain in commercial service, and we cannot guarantee that we could successfully develop and implement a solution to these anomalies.
 We initially designed our ground stations to operate with our first-generation satellites. These ground stations will require upgrades to enable us to integrate the technology and service offerings with our second-generation satellites. We have entered into various contracts to upgrade our ground network, but the completion of these upgrades may not be successful.
In order to maintain commercially acceptable service coverage long-term, we must obtain and launch additional satellites. As discussed in Note 7: Contingencies in our Consolidated Financial Statements, we and Thales may negotiate the terms of a follow-on contract for additional satellites, but we can provide no assurance as to whether we will ultimately agree on commercial terms for such a purchase. If we are unable to agree with Thales on commercial terms for the purchase of additional satellites, we may enter into negotiations with one or more other satellite manufacturers, but we cannot provide any assurance that these negotiations will be successful.
 We incurred operating losses in the past three years and these losses are likely to continue.
 We incurred operating losses of $95.9 million, $87.4 million and $95.0 million in 2014, 2013, and 2012, respectively. These losses resulted, in part, from non-cash depreciation expense related to our second-generation satellites placed into service in 2010,

2011 and 2013. Our second-generation satellites were designed to have a 15-year life from the date the satellites were placed into their operational orbit, and we estimate that we will continue to recognize high levels of depreciation expense commensurate with their estimated 15-year life.
If Terrapin Opportunity, L.P. fails to fulfill its capital commitment, our ability to execute our business plan will be adversely affected.
Our current sources of liquidity include cash on hand ($7.1 million at December 31, 2014), future cash flows from operations, and funds available from our equity line agreement with Terrapin Opportunity, L.P. (“Terrapin”) ($24.0 million at December 31, 2014). In February 2015, we drew $10.0 million under our agreement with Terrapin. Our business plan assumes the full funding of the financial arrangements with Terrapin. We anticipate that we will draw the remaining amounts available under the Terrapin agreement during 2015 to achieve compliance with our financial covenants under our Facility Agreement. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion on our debt covenants. If Terrapin is unable or fails to fulfill its commitment under this financial arrangement, or we fail to satisfy the conditions that permit us to draw these funds, it could materially and negatively impact our cash and liquidity, and our ability to continue to execute our business plan will be adversely affected.
Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures in addition to our existing contractual obligations and capital expenditure plans, which may require additional capital, which has not been arranged.
 The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in terrestrial wireless technologies. We must continue to commit to make significant capital expenditures to keep up with technological changes and remain competitive. Customer acceptance of the services and products that we offer will continually be affected by technology-based differences in our product and service offerings. New technologies may be protected by patents and therefore may not be available to us.
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
 We have various contractual agreements related to remaining amounts outstanding for upgrades to our ground infrastructure, including internal labor costs and interest on outstanding debt, which we expect will be reflected in capital expenditures primarily through 2016. The nature of these purchases requires us to enter into long-term fixed price contracts. We cannot be assured that operating cash flows and other previously committed funding will be sufficient to meet obligations over the term of these agreements. Restrictions in our Facility Agreement limit the types of financings we may undertake. Should we need to obtain additional financing, we cannot assure you that we will be able to obtain this financing on reasonable terms or at all. If we cannot obtain it in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.
If we do not develop, acquire and maintain proprietary information and intellectual property rights, it could limit the growth of our business and reduce our market share.
Our business depends on technical knowledge, and we believe that our future success will be based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use our patents, work products, inventions, designs, software, systems and similar know-how. Although we have taken diligent steps to protect that information, the information may be disclosed to others or others may independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. Third parties may assert claims that our products or services infringe on their proprietary rights. Any such claims, if made, may prevent or limit our sales of products or services or increase our costs of sales.
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
The success of our business plan will depend on a number of factors, including but not limited to:

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
We depend in large part on the efforts of third parties for the sale of our services and products. If these parties, including our IGOs, are unable to do this successfully, we will not be able to grow our business in those areas and our future revenue and profitability could decline.
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
Our objective is to establish a worldwide service network, either directly or through IGOs, but to date we have been unable to do so in certain areas of the world, and we may not succeed in doing so in the future. We have been unable to finance our own gateways or to find capable IGOs for several important regions and countries, including Southern Africa, India, China, and certain parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the IGOs have been unable to reach business arrangements with one another. Further, our IGO's could fail to perform as expected or cease business operations. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.
Not all of the IGOs have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the IGOs are not earning revenues sufficient to fund their operating costs due to the operational issues we experienced with our first-generation satellites. Although we expect these IGOs to return to profitability with the return of our Duplex service, if they are unable to continue in business, we will lose the revenue we receive for selling equipment to them and providing services to their customers. Although we have implemented a strategy for the acquisition of certain IGOs when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the IGOs either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the IGO will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those IGOs do not fulfill their own business plans to increase substantially their sales of services and products.
We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.
 We have a limited quantity of our Duplex handsets remaining in inventory and have not contracted with a manufacturer to produce additional inventory. We have depended on Qualcomm as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates Qualcomm proprietary technology. This contract was canceled in March 2013. Although we have contracted with Hughes and Ericsson to provide new hardware and software for our ground component, there could be a substantial period of time in which their products or services are not available and Qualcomm no longer supports our products and services.
 Additionally, we depend on our contract manufacturers to provide us with our SPOT/Simplex inventory. If these manufacturers do not take on future orders or fail to perform under our current contracts, we may be unable to continue to produce and sell our inventory to customers at a reasonable cost to us or there may be delays in production and sales.
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
 Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our mobile satellite services in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Venezuela, Brazil, Central America and Africa. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions.
Conducting operations outside the United States involves numerous special risks and, while expanding our international operations would advance our growth, it would also increase these risks. These include, but are not limited to:

•	difficulties in penetrating new markets due to established and entrenched competitors;

•	difficulties in developing products and services that are tailored to the needs of local customers;

•	lack of local acceptance or knowledge of our products and services;

•	lack of recognition of our products and services;

•	unavailability of or difficulties in establishing relationships with distributors;

•	significant investments, including the development and deployment of dedicated gateways, as some countries require

•	physical gateways within their jurisdiction to connect the traffic coming to and from their territory;

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	compliance with the Foreign Corrupt Practices Act and the UK Bribery Act;

•	exposure to varying legal standards, including intellectual property protection in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	local domestic ownership requirements;

•	requirements that operational activities be performed in-country;

•	changing and conflicting national and local regulatory requirements; and

•	foreign currency exchange rates and exchange controls.
These risks could affect our ability to compete successfully and expand internationally. The prices for our products and services are typically denominated in U.S. dollars. Any appreciation of the U.S. dollar against other currencies will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally.  Limited availability of U.S. currency in some local markets or governmental controls on the export of currency may prevent an IGO from making payments in U.S. dollars or delay the availability of payment due to foreign bank currency processing and approval. In addition, exchange rate fluctuations may affect our ability to control the prices charged for the independent gateway operators' services.
 Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro, and the Brazilian real. Certain of our obligations are denominated in euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 36% and 32% of our total sales were to retail customers located primarily in Canada, Europe, Central America, and South America during 2014 and 2013, respectively. Our results of operations for 2014 and 2013 included a gain of $4.1 million and a loss of $1.0 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.
We face intense competition in all of our markets, which could result in a loss of customers and lower revenues and make it more difficult for us to enter new markets.
Satellite-based Competitors
There are currently three other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, and Inmarsat. ORBCOMM Inc. is also emerging as a competitor in the M2M markets. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with particular competitive pricing strategies.
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
Although satellite communications services and ground-based communications services are not perfect substitutes, the two compete in certain markets and for certain services. Consumers generally perceive cellular voice communication products and services as cheaper and more convenient than satellite-based products and services.
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
Restrictive covenants in our Facility Agreement may limit our operating and financial flexibility and our inability to comply these covenants could have significant implications.
Our Facility Agreement contains a number of significant restrictions and covenants. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. Complying with these restrictive covenants, as well as the financial and other non-financial covenants in the Facility Agreement and certain of our other debt obligations, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would represent an event of default. An event of default under the Facility Agreement would permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate that indebtedness. See Part II, Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Report for further discussion.
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
Our networks and those of our third-party service providers may be vulnerable to security risk and our use of personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.
Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall or compromise our ability to pursue our business plans. Recently, a number of significant, widespread security breaches have occurred that have compromised network integrity for many companies and governmental agencies. In some cases these breaches reportedly originated from outside the United States. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business.
We collect and store data including our customers' personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, we could have liability to them, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputation and the loss of customers which could materially impact our results of operations and cash flows.
We may be unable to obtain and maintain our insurance coverages, and the insurance we obtain may not cover all liabilities to which we may become subject. As a result we may incur material uninsured or under-insured losses.
The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. Our insurance may not adequately cover losses related to claims brought against us, which could be material. Our insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms, if at all.
Product Liability Insurance and Product Replacement or Recall Costs
We are subject to product liability and product recall claims if any of our products and services are alleged to have resulted in injury to persons or damage to property. If any of our products proves to be defective, we may need to recall and/or redesign them. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations or cash flows. We regularly investigate potential quality issues as part of our ongoing effort to deliver quality products to our customers.

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
General Liability Insurance and In-Orbit Exposures
Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires on October 19, 2015. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference and interference with the use of property.
Our in-orbit insurance does not cover losses that might arise as a result of a satellite failure or other operational problems affecting our constellation. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems could constitute an uninsured loss and could materially harm our financial condition.
Our satellites may collide with space debris which could adversely affect the performance of our constellation.
Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our constellation experiences satellite collisions with space debris, our service could be impaired. Any such collision could potentially expose us to significant losses.
Changes in tax rates or adverse results of tax examinations could materially increase our costs.
We operate in various U.S. and foreign tax jurisdictions. The process of determining our anticipated tax liabilities involves many calculations and estimates which are inherently complex. We believe that we have complied, in all material respects, with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have a retroactive effect.
In January 2012 our Canadian subsidiary was notified that its income tax returns for the years ending October 31, 2008 and 2009 have been selected for audit. The Canada Revenue Agency is in the process of reviewing the information provided by the Canadian subsidiary and has issued an assessment for those years. The Canadian subsidiary has filed an objection for the cash settlement and for the net operating loss carry forward to be adjusted for the assessed amount.
In December 2013, our Singapore subsidiary received notice that its income tax returns for the years ended 2009 to 2012 had been selected for audit. Our Singapore subsidiary has submitted the information required by the Inland Revenue Authority of Singapore. The Inland Revenue Authority reviewed the submitted information and had minimal adjustments to the Singapore subsidiary's total net operating loss carried forward schedule.
As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities. We and the seller reached an agreement in November of 2014 to fully settle the outstanding tax liability by the utilization of the Brazilian tax amnesty program. Pursuant to the settlement, the seller paid approximately $0.2 million of these liabilities. We calculated the amount of the tax liability to be settled after reducing for the accumulated fiscal losses related to the tax periods preceding the date of the agreement. In the event that the amount required to satisfy the tax liabilities under the amnesty program differs from the amount paid by the seller, We and the seller will arrange a true-up. Until the remaining amount is confirmed to be $0 by the Brazilian tax authorities, our subsidiary, the gateway operator, will maintain $1.1 million in liabilities. We may also be exposed to these or other pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.
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
Borrowings under our Facility Agreement are at a variable rate. In order to mitigate a portion of our variable rate interest risk, we entered into a ten-year interest rate cap agreement. The interest rate cap agreement reflects a variable notional amount at interest rates that provide coverage to us for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement. Our interest rate is capped at 5.5% if the Base Rate does not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then six-month Libor rate. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate cap, we still have exposure for the uncapped amounts of the facility, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the capped amount of the term loan decreases over time.
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
We have had material weaknesses in our internal controls in the past and we cannot assure you that in the future additional material weaknesses will not recur, exist or otherwise be identified.
Our internal control processes, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that their objectives will be met. Therefore, we cannot assure you that in the future additional material weaknesses will not recur, exist or otherwise be identified. We will continue to monitor the effectiveness of our processes, procedures and controls and will make changes as management determines appropriate. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our business and operating results may be adversely affected, investors may lose confidence in our reported financial information, there may be a negative effect on our stock price, and we may be subject to civil or criminal investigations and penalties.
Risks Related to Government Regulations
Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services, slow our expansion into new markets and subject our services to additional competitive pressures.
Our ownership and operation of an MSS system are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar authorities. Additionally, our use of our licensed spectrum globally is subject to coordination by the ITU. Our second-generation constellation has been licensed and registered in France. The rules and regulations of the FCC or these foreign authorities may change and may not continue to permit our operations as currently conducted or as we plan to conduct them.
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
Our operations are subject to certain regulations of the United States State Department's Directorate of Defense Trade Controls (i.e., the export of satellites and related technical data), United States Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the United States Commerce Department's Bureau of Industry and Security (i.e., our gateways and phones). These regulations may limit or delay our ability to operate in a particular country or engage in transactions with certain parties. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in any country, we could be subject to sanctions that could affect, materially and adversely, our ability to operate in that country. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position.
Our business plan to use a portion of our licensed MSS spectrum to provide terrestrial wireless services depends upon action by the FCC, which we cannot control.
 Our business plan includes utilizing approximately 20 MHz of our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, within the United States. In pursuit of these plans, in November 2013, the FCC proposed rules, which, if adopted, would enable us to offer TLPS over a portion of our licensed MSS spectrum, as well as to permit the non-exclusive use of the adjacent unlicensed spectrum. The proposed rules would substantially revise the gating criteria for terrestrial use of our spectrum and would allow us to provide low power terrestrial broadband services over our licensed MSS spectrum. We believe TLPS represents a differentiated, premium, and immediate solution to Wi-Fi congestion. The public comment period on these proposed rules ended in June 2014, and we anticipate that the FCC will take final action in this proceeding in the near future. If the FCC does not ultimately adopt satisfactory rules, our anticipated future revenues and profitability could be reduced. We can provide no assurance that the FCC will finalize satisfactorily these proceedings or how long the regulatory process to finalize this process will take. If we are unable to proceed as anticipated, then our only ability to utilize our MSS spectrum for terrestrial applications will be pursuant to the existing ATC regulatory regime that requires more restrictive conditions.
Other future regulatory decisions could also reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.
 Under the FCC's plan for mobile satellite services in our frequency bands, we must share frequencies in the United States with other licensed mobile satellite services operators. To date, there are no other authorized CDMA-based mobile satellite services operators and no pending applications for authorization. However the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. On February 11, 2013, Iridium filed its own petition for rulemaking seeking to have the FCC reallocate 2.725 MHz of "Big LEO" spectrum from 1616-1618.725 MHz to Iridium’s exclusive use. Iridium also filed a motion to consolidate its petition with our petition for rulemaking. Although the FCC has received comments on Iridium’s petition, it has not taken any substantive action with respect to it. An adverse result in this proceeding could materially affect our ability to provide both Duplex and Simplex mobile satellite services.
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
In March 2014, the FCC adopted an order related to the 5 GHz band which, among other things, expanded the use of unlicensed terrestrial mobile broadband services within our C-band Forward Link (Earth Station to Satellite) which operates at 5091-5250 MHz. We had previously filed comments in opposition to these changes to the technical rules due to the substantial risk of harmful interference that these deployments could have on our system. As part of this order, the FCC adopted certain technical requirements for the expanded unlicensed use within our licensed spectrum which should protect our services from harmful interference. We can provide no assurances that such requirements will be adhered to by unlicensed users or whether such requirements will actually prevent harmful interference to our services. Further, other regulatory jurisdictions internationally may also consider similar expanded unlicensed use in the 5 GHz band that may have a significant adverse impact on our ability to provide mobile satellite services.
If the FCC revokes, modifies or fails to renew or amend our licenses, our ability to operate will be harmed or eliminated.
We hold FCC licenses for the operation of certain of our satellites, our U.S. gateways and other ground facilities, and our mobile earth terminals that are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew or amend the FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.
If our French regulator revokes, modifies or fails to renew or amend our licenses, our ability to operate will be harmed or eliminated.
We hold licenses issued by, and are subject to the continued regulatory jurisdiction of, the French Ministry for the Economy, Industry and Employment and ARCEP, the French independent administrative authority of post and electronic communications regulations, for the operation of our second-generation satellites.  These licenses are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. These licenses are also subject to modification by the French regulators. There can be no assurance that the French regulators will renew the licenses we hold. If the French regulators revoke, modify or fail to renew or amend the licenses we hold, or if we fail to satisfy any of the conditions of our respective French licenses, we may not be able to continue to provide mobile satellite communications services.
 Similarly, we hold certain licenses in each country within which we have ground infrastructure located.  If we fail to maintain such licenses within any particular country, we may not be able to continue to operate the ground infrastructure located within that country which could prevent us from continuing to provide mobile satellite communications services within that region.
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
Risks Related to Our Common Stock
Our common stock has initiated trading on the NYSE MKT but could be delisted in the future, which may impair our ability to raise capital and would require us to repurchase our 8.00% Notes Issued in 2013
 As of December 31, 2014, our voting common stock was listed on the New York Stock Exchange market (the “NYSE MKT”) under the symbol “GSAT.” Broker-dealers may be less willing or able to sell and/or make a market in our common stock if a delisting were to occur, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NYSE may also make it more difficult for us to raise capital through the sale of our securities.
If our common stock is not listed on a U.S. national stock exchange or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 8.00% Notes Issued in 2013 will have the option to require us to repurchase the notes, which we may not have sufficient financial resources to do.

Restrictive covenants in our Facility Agreement do not allow us to pay dividends on our common stock for the foreseeable future.
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
 The trading price of our common stock is subject to wide fluctuations. Factors affecting the trading price of our common stock may include, but are not limited to:

•	actual or anticipated variations in our operating results;

•	failure in the performance of our current or future satellites;

•
changes in financial estimates by research analysts, or any failure by us to meet or exceed any such estimates, or changes in the recommendations of any research analysts that elect to follow our common stock or the common stock of our competitors;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry, including final rulemaking by the FCC related to our TLPS proceeding;

•	actual or anticipated sales of common stock by our controlling stockholder or others;

•	changes in the market valuations of our industry peers; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.
The trading price of our common stock may also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Our stockholders may be unable to resell their shares of our common stock at or above the initial purchase price. Additionally, because we are a controlled company there is a limited market for our common stock, and we cannot assure our stockholders that a trading market will develop further or be maintained.
 Trading volume for our common stock historically has been low. Sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.
 The future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.
 We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.6 billion shares of common stock (400.0 million are designated as nonvoting). As of December 31, 2014, approximately 864.4 million shares of voting common stock and 134.0 million shares of nonvoting common stock were issued and outstanding. As of December 31, 2014, there were 601.6 million common shares available for future issuance, of which approximately 402.0 million shares were available for potential issuance upon the exercise of warrants, stock options, or convertible notes, and as consideration for other liabilities. The potential issuance of additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.
 Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100 million shares of preferred stock authorized; during 2009 one share of Series A Convertible Preferred Stock was issued and subsequently converted to shares of voting and nonvoting common stock. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.
If persons engage in short sales of our common stock, the price of our common stock may decline.
Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.  In 2014, our stock was the subject of aggressive short selling by a hedge fund, Kerrisdale Capital. As a result, the market price of our common stock fell 25% from September 30, 2014 to December 31, 2014.
Provisions in our charter documents and Facility Agreement and Delaware corporate law may discourage takeovers, which could affect the rights of holders of our common stock and our Notes.
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

•	change of control provisions relating to our 8.00% Notes Issued in 2013, which provide that a change of control will permit holders of the notes to demand immediate repayment; and

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
As of December 31, 2014, Thermo owned approximately 57% of our outstanding voting common stock and approximately 62% of all outstanding common stock. Additionally, Thermo owns warrants that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.
We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of common stock at prices substantially above market. On December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. To fulfill the conditions precedent to our Facility Agreement, in 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of our 5.0% Notes, which were subsequently converted into shares of common stock in 2013, purchased $11.4 million of our 8.00% Notes Issued in 2013, and loaned us $37.5 million to fund our debt service reserve account under the Facility Agreement. On May 20, 2013, we issued 8.00% Notes Issued in 2013 in exchange for 5.75% Notes. In connection with this exchange, we entered into the Consent Agreement, the Common Stock Purchase Agreement, and the Common Stock Purchase and Option Agreement. During 2013, Thermo and its affiliates funded a total of $65.0 million to us pursuant to the terms of these agreements. No additional funding under these agreements was required or made in 2014.
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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 27,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Milpitas, California	USA	31,690	Satellite and Ground Control Center	Leased
Covington, Louisiana	USA	27,000	Corporate Office	Leased
Mississauga, Ontario	Canada	13,600	Canada Office	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Aussaguel	France	7,500	Satellite Control Center and Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Manaus	Brazil	1,900	Gateway	Owned
El Dorado Hills, California	USA	1,586	Satellite and Ground Control Center	Leased
Rio de Janeiro	Brazil	1,313	Brazil Office	Leased
Presidente Prudente	Brazil	1,300	Gateway	Owned
Dublin	Ireland	1,280	Europe Office	Leased
Panama City	Panama	1,100	GAT Office	Leased
Gaborone	Botswana	(1)	Gateway	Leased
 (1) We are in the process of negotiating a lease for our Botswana Gateway.
Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of the administrative agent under our Facility Agreement for the benefit of the lenders thereunder. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments in this Report.

Item 3. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Note 7: Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock has traded on the NYSE MKT under the symbol "GSAT" since April 2014. From December 2012, to April 2014 our common stock traded on the over-the-counter market under the same symbol. The following table sets forth the high and low closing prices for our common stock as reported for each fiscal quarter during the periods indicated.

Quarter Ended:	High	Low
March 31, 2013	$0.58	$0.30
June 30, 2013	$0.62	$0.27
September 30, 2013	$1.09	$0.58
December 31, 2013	$1.99	$1.15

March 31, 2014	$2.72	$1.67
June 30, 2014	$4.28	$2.43
September 30, 2014	$4.46	$3.66
December 31, 2014	$3.09	$1.71

As of February 23, 2015, 869,414,107 shares of our voting common stock were outstanding, held by 111 holders of record.

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

You should read the data set forth below together with our Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 of this Report and the discussion in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report (in thousands).

	December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data (year ended):
Revenues	$90,064	$82,711	$76,318	$72,827	$67,941
Operating loss	(95,895)	(87,396)	(94,993)	(73,235)	(59,769)
Other income (expense)	(366,090)	(502,582)	(16,792)	18,202	(37,302)
Loss before income taxes	(461,985)	(589,978)	(111,785)	(55,033)	(97,071)
Net loss	(462,866)	(591,116)	(112,198)	(54,924)	(97,467)

Balance Sheet Data (end of period):
Cash and cash equivalents	7,121	17,408	11,792	9,951	33,017
Property and equipment, net	1,113,560	1,169,785	1,215,156	1,217,718	1,150,470
Total assets	1,268,420	1,372,608	1,403,775	1,420,405	1,386,808
Current maturities of long-term debt	6,450	4,046	655,874	—	—
Long-term debt, less current maturities	623,640	665,236	95,155	723,888	664,543
Stockholders’ equity	78,916	116,755	494,544	533,795	535,418

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and applicable notes to our Consolidated Financial Statements and other information included elsewhere in this Report, including risk factors disclosed in Part I, Item IA. Risk Factors. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Report.

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

•
average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for Duplex, Simplex, SPOT and IGO revenue;

•	operating income and adjusted EBITDA, which are both indicators of our financial performance; and

•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the years ended December 31, 2014 and 2013

Revenue:

Total revenue increased $7.4 million, or 9%, to $90.1 million during 2014 from $82.7 million in 2013. This increase was due primarily to a $5.2 million increase in service revenue coupled with a $2.2 million increase in revenue from subscriber equipment sales. The primary driver for the increase in service revenue was Duplex service revenue as we continue to see increases in new subscriber activations as a result of equipment sales over the past 12 months and subscribers moving to higher rate plans. Demand for our Duplex products and services increased after we successfully completed the restoration of our second-generation constellation in August 2013 by placing our last second-generation satellite into commercial service. We also experienced increases in our SPOT and Simplex service lines due primarily to growth in both of the related subscriber bases. The increase in equipment sales revenue was due primarily to increased demand for our SPOT products, including the SPOT Gen3 and SPOT Trace. The success of our SPOT products continues to grow as evidenced in part by improving consumer velocity, which is measured by the number of subscriber activations.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$26,990	30%	$22,788	28%
SPOT	29,072	33%	27,902	34%
Simplex	8,383	9%	7,619	9%
IGO	1,013	1%	1,029	1%
Other	4,365	5%	5,306	6%
Total Service Revenues	$69,823	78%	$64,644	78%

The following table sets forth amounts and percentages of our revenue from equipment sales (dollars in thousands).

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$6,199	7%	$6,565	8%
SPOT	6,280	7%	4,546	6%
Simplex	6,582	7%	5,927	7%
IGO	1,078	1%	841	1%
Other	102	—	188	—
Total Equipment Revenues	$20,241	22%	$18,067	22%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue.

	December 31,
	2014	2013
Average number of subscribers for the year ended:
Duplex (1)	75,763	84,247
SPOT (2)	231,106	231,488
Simplex	259,260	209,756
IGO	39,005	40,249

ARPU (monthly):
Duplex (1)	$29.69	$22.54
SPOT (2)	10.48	10.04
Simplex	2.69	3.03
IGO	2.16	2.13

Number of subscribers end of year:
Duplex	67,362	84,163
SPOT	240,317	221,895
Simplex	287,167	231,353
IGO	38,658	39,351
Other	5,716	6,364
Total	639,220	583,126

(1)
In 2014 we initiated a process to deactivate certain subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. For the year ended December 31, 2013, excluding these 26,000 deactivated subscribers from prior period metrics, average subscribers would have been 57,587 and ARPU would have been $32.98. For the year ended December 31, 2014, excluding these 26,000 deactivated subscribers from prior period metrics, average subscribers would have been 62,433 and ARPU would have been $36.03.

(2)
In 2013 we initiated a process to deactivate certain suspended subscribers in our SPOT subscriber base. We deactivated approximately 36,000 subscribers during the first quarter of 2013. For the year ended December 31, 2013, excluding these 36,000 deactivated subscribers from prior period metrics, average subscribers would have been 213,438 and ARPU would have been $10.89.

Gross subscriber additions for the years ended December 31, 2014, 2013 and 2012, were approximately 136,000, 108,000 and 115,000, respectively. Because our simplex subscribers are able to activate and deactivate their units several times during the year, we present the Simplex subscriber additions net in these amounts.

The numbers reported in the table above are subject to immaterial rounding inherent in calculating averages.

Other service revenue includes revenue generated from engineering services and third party sources, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Duplex service revenue increased 18% in 2014 from 2013. During 2014, we continued a process that began in 2012 to convert certain of our Duplex customers to higher rate plans commensurate with our improved service levels. This process resulted in churn among lower rate paying subscribers. As previously stated, we deactivated approximately 26,000 Duplex subscribers from our network in the first quarter of 2014. However, this churn was offset by the transition of subscribers to higher rate plans and the addition of new subscribers in higher rate plans, resulting in increases to service revenue and ARPU. As we completed our second-generation constellation in August 2013, Duplex service levels have improved resulting in an increase in Duplex service revenue as more customers are activating units on our network.

SPOT service revenue increased 4% in 2014 from 2013. Growth in the SPOT subscriber base was driven primarily by new product introductions, including the SPOT Gen3 and SPOT Trace. Ending SPOT subscribers increased 8% from December 31, 2013 to December 31, 2014.

Simplex service revenue increased 10% in 2014 from 2013 due to a 24% increase in average Simplex subscribers during 2014. Throughout 2014, we experienced high demand for our Simplex products, resulting in increased subscriber activations, thus generating additional Simplex service revenue recognized in 2014. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer.

Other service revenue decreased $0.9 million, or 18%, in 2014 from 2013. This decrease was due primarily to a $0.9 million decrease in our third party revenue. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers that we re-sold to certain loyal customers. This revenue is recorded in other service revenue as third party revenue. As our coverage is now fully restored, we continue to transition these subscribers to our network, which has contributed to the increase in our Duplex service revenue. As third party revenue decreases, other service revenue will also decrease and high margin Duplex service revenue will increase.

Equipment Revenue

Revenue from Duplex equipment sales decreased 6% in 2014 as compared to 2013. As a result of launching and placing into service our second-generation satellites, we experienced increased demand for our Duplex two-way voice and data products. However, the decrease in revenue from Duplex equipment sales in 2014 as compared to 2013 resulted from elevated sales of the SPOT Global Phone during 2013. Higher volume sales in 2013 were due to initial trade channel distribution following the product’s release in the second quarter of 2013. This product represented approximately 32% of the total number of phones sold during 2013.

Revenue from SPOT equipment sales increased 38% in 2014 from 2013. Growth in sales of our SPOT products was due to increased demand for SPOT Gen3 and SPOT Trace. The success of our SPOT products continues to grow as evidenced in part by improving consumer velocity, which is measured by the number of subscriber activations.

Revenue from Simplex equipment sales increased 11% in 2014 from 2013. We continue to experience demand for our commercial applications for machine-to-machine ("M2M") asset monitoring and tracking as revenue related to these products increased in 2014 from 2013 due to the mix of products sold during 2014. We included in our 2014 sales the shipment of over 10,000 M2M asset monitoring devices to Ecuador’s commercial fishing fleet.

Operating Expenses:

Total operating expenses increased $15.9 million, or 9%, to $186.0 million in 2014 from $170.1 million in 2013, due primarily to an increase in the reduction in value of inventory, discussed further below.

Cost of Services

Cost of services decreased $0.5 million, or 2%, to $29.7 million in 2014 from $30.2 million in 2013. Cost of services comprises primarily network operating costs, which are generally fixed in nature. As stated above, while we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers, which we re-sold to some of our subscribers. We record the expense related to this service in cost of services. As we transition these subscribers to our network, these costs decrease. During 2014, these costs decreased approximately $1.0 million. This decrease was offset partially by increases in multiple expense categories as we expand and update our gateway infrastructure.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $1.2 million, or 9%, to $14.9 million in 2014 from $13.6 million in 2013. The fluctuations in cost of subscriber equipment sales are due primarily to the mix and volume of products sold during the respective years.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Cost of subscriber equipment sales - reduction in the value of inventory was $21.7 million in 2014 compared to $5.8 million in 2013. The 2014 amount consists of the following:

•
During the fourth quarter of 2014, we recorded a reduction in the value of inventory of $14.4 million. We recognized these charges after evaluating our Duplex inventory and estimating the timing of new product launches. Our assessment indicated that there was an excess of Duplex equipment included in inventory on hand based on our current sales run-rate.

•
During the second quarter of 2014, we recorded as a reduction in the value of inventory of $7.3 million following cancellation of our contract with Qualcomm related to finished goods and raw materials previously accounted for as advances for inventory on our consolidated balance sheet. This contract was canceled in March 2013, and we entered into an agreement with Qualcomm in July 2014 whereby we paid $0.1 million to Qualcomm for all remaining finished goods and raw materials held at Qualcomm. Our future business plan contemplates using Hughes-based technology in future product development. As a result, much of the raw material held by Qualcomm is not likely to be used in the future production of additional inventory and their value was impaired.

Marketing, general and administrative

Marketing, general and administrative expenses increased $3.6 million, or 12%, to $33.5 million in 2014 from $29.9 million in 2013. The increase was due primarily to employee-related non-cash costs including an increase in the fair value of stock compensation recognized for new stock options and stock awards granted in the previous 12 months, which represented approximately 42% of the total increase in marketing, general and administrative expenses during 2014.

Reduction in the Value of Long-Lived Assets

Reduction in the value of long-lived assets was $0.1 million in 2014 and $0 in 2013. During the fourth quarter of 2014, we recorded a loss of $0.1 million related to an adjustment made to the carrying value of construction in progress. A similar charge did not occur during 2013.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense decreased $4.4 million, or 5%, to $86.1 million in 2014 compared to $90.6 million in 2013. This decrease relates primarily to the first-generation satellites launched during 2007 as these satellites reached the end of their estimated depreciable lives during 2014.
.
Other Income (Expense):

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $39.8 million in 2014 as compared to a loss on extinguishment of debt of $109.1 million in 2013. Loss on extinguishment of debt during 2014 included:

•
Holders of our 8.00% Notes Issued in 2013 converted approximately $24.9 million principal amount of these notes into 45.5 million shares of common stock, resulting in a non-cash loss on extinguishment of debt of $44.1 million. The fair value of the shares issued to these holders exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt.

•
On April 15, 2014 we met the condition for automatic conversion of our 8.00% Notes Issued in 2009. As a result of this automatic conversion and other conversions prior to April 15, 2014, the remaining principal amount of 8.00% Notes Issued in 2009 converted into 47.1 million shares of common stock resulting in a non-cash gain on extinguishment of debt of $4.3 million. The derivative liability and principal amount written off exceeded the fair value of shares issued to the holders upon conversion, resulting in a gain on extinguishment of debt.

Loss on extinguishment of debt during 2013 included:

•
In May 2013 we entered into the Exchange Agreement (as defined below) with the holders of approximately 91.5% of our outstanding 5.75% Notes. The Exchanging Note Holders (as defined below) received a combination of cash, shares of our common stock and 8.00% Notes Issued in 2013. We redeemed the remaining 5.75% Notes for cash in an amount equal to their outstanding principal amount. As a result of the exchange and redemption, we recorded a loss on extinguishment of debt of approximately $47.2 million in 2013, representing the difference between the net carrying amount of the old 5.75% Notes and the fair value of consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both Exchanging and non-Exchanging Note Holders, equity issued to the Exchanging Note Holders and fees incurred in connection with the exchange).

•
Holders of our 8.00% Notes Issued in 2013 converted approximately $8.0 million principal amount of these notes into 14.9 million shares of common stock, resulting in a non-cash gain on extinguishment of debt of $4.2 million. The derivative liability and principal amount written off exceeded the fair value of shares issued to the holders upon conversion resulting in a gain on extinguishment of debt.

•
In July 2013, we entered into an amended and restated Loan Agreement with Thermo. As a result of the amendment and restatement, we recorded a non-cash loss on extinguishment of debt of $66.1 million, representing the difference between the fair value of the indebtedness under the Loan Agreement, as amended and restated, and its carrying value just prior to amendment and restatement.

Loss on Equity Issuance

We had a non-cash loss on equity issuance of $16.7 million in 2013 resulting from the following transactions. Similar charges did not occur in 2014.

•
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

•
In July 2013, a holder of our 5.0% Warrants exercised warrants in a net share exercise. The fair value of the common stock issued with respect to this exercise was recorded as a loss on equity issuance of $0.3 million, representing the fair value of the stock issued on the date the warrant was exercised.

Interest Income and Expense

Interest income and expense, net, decreased by $24.6 million to $43.2 million in 2014 from $67.8 million in 2013. During 2013 all of our 5.0% Notes converted into shares of our common stock. The total expense recorded in 2013 as a result of these conversions was $29.3 million. We recorded a beneficial conversion feature in connection with the issuance of the 5.0% Notes; when an instrument with a beneficial conversion feature is converted prior to the full accretion of the debt discounts, the unamortized discounts are recorded as interest expense. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion. Similar charges did not occur in 2014.

The decrease in interest expense during 2014 is also due to a decrease in our outstanding debt balance in 2014 as compared to 2013, which was driven primarily by conversion of a portion of our indebtedness. As discussed in Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements, this conversion activity included the remaining 5.0% Notes in November 2013, the remaining 8.00% Notes Issued in 2009 in April 2014, and a portion of the 8.00% Notes Issued in 2013 at various dates throughout 2013 and 2014.

Items that have caused an increase to interest expense during 2014 include a reduction in our capitalized interest due to the decline in our construction in progress balance. As we placed satellites into service throughout 2013, our construction in progress balance related to our second-generation satellites decreased, which reduced the amount of interest we can capitalize under GAAP. As a result of this decrease in our construction in progress balance, we recorded approximately $36.9 million in interest expense during 2014 compared to $28.2 million in 2013.

Additionally, beginning on May 20, 2014, the first anniversary of the issuance of the 8.00% Notes Issued in 2013, the holders had a right to receive make-whole interest payments upon conversion of these notes into common stock. The note conversions during 2014 have resulted in approximately $3.1 million of additional interest expense due to make-whole interest payments made upon conversion.

Derivative Gain (Loss)

Non-cash derivative losses decreased by $20.0 million to a loss of $286.0 million in 2014 compared to a non-cash loss of $306.0 million in 2013. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. These fluctuations are due primarily to changes in our stock price, which is one of the most significant drivers for the change in value of these derivative instruments, as well as other inputs used in our valuation models.  See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for the changes in our stock price at the balance sheet dates in 2014 and 2013.

Other

Other income (expense) fluctuated by $6.0 million to income of $3.0 million in 2014 from an expense of $3.0 million in 2013. Changes in other income (expense) are due primarily to non-cash foreign currency gains and losses recognized during the respective periods. Furthermore, in May 2014 Hughes exercised its right to receive the pre-payment of certain payment milestones in the form of our common stock at a 7% discount to market value in lieu of cash. In valuing the shares, we recorded a non-cash loss of approximately $0.7 million in other expense in our consolidated statement of operations during the second quarter of 2014.

In addition to foreign currency losses recognized during 2013, a $1.0 million non-cash loss was recorded as a result of issuing stock to Hughes in the fourth quarter of 2013 (see Note 6: Commitments in our Consolidated Financial Statements for further discussion) and a $0.6 million loss was recorded related to an equity method investment in 2013.

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

The following table sets forth amounts and percentages of our revenue by type of service for 2013 and 2012 (dollars in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$22,788	28%	$18,438	24%
SPOT	27,902	34%	25,227	33%
Simplex	7,619	9%	6,146	8%
IGO	1,029	1%	804	1%
Other	5,306	6%	6,853	9%
Total Service Revenues	$64,644	78%	$57,468	75%

The following table sets forth amounts and percentages of our revenue from equipment sales for 2013 and 2012 (dollars in thousands).

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$6,565	8%	$3,447	5%
SPOT	4,546	6%	5,196	7%
Simplex	5,927	7%	9,081	12%
IGO	841	1%	990	1%
Other	188	—	136	—
Total Equipment Revenues	$18,067	22%	$18,850	25%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for 2013 and 2012. The following numbers are subject to immaterial rounding inherent in calculating averages.

	December 31,
	2013	2012
Average number of subscribers for the year ended:
Duplex	84,247	88,189
SPOT	231,488	221,911
Simplex	209,756	164,459
IGO	40,249	42,252

ARPU (monthly):
Duplex	$22.54	$17.42
SPOT	10.04	9.47
Simplex	3.03	3.11
IGO	2.13	1.59

Number of subscribers (end of year):
Duplex	84,163	84,330
SPOT	221,895	241,081
Simplex	231,353	188,158
IGO	39,351	41,146
Other	6,364	7,239
Total	583,126	561,954

Other service revenue includes revenue generated from engineering services and third party sources, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above charts.

Service Revenue

Duplex service revenue increased 24% in 2013 from 2012. During 2012, we began a process to convert certain of our Duplex customers to higher rate plans commensurate with our improved service levels. This process resulted in churn among lower rate paying subscribers. However, this churn was offset by the transition of subscribers to higher rate plans and the addition of new subscribers in higher rate plans, resulting in increases to service revenue and ARPU. We have also experienced an increase in Duplex equipment units sold over the past 12 months, which has further contributed to the increase in Duplex service revenue as more customers are activating units on our network. We have worked over the past several years to improve our coverage, which was impacted by Duplex limitations in our first-generation satellites. However, as we completed our second generation constellation in August 2013, Duplex service levels have improved. New pricing plans, which were introduced in March 2013, are driving increases in Duplex revenue even though some subscribers deactivate when we discontinue lower priced legacy plans.

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

Marketing, general and administrative

Marketing, general and administrative expenses increased $2.4 million, or 9%, to $29.9 million in 2013 from $27.5 million in 2012. As disclosed in Note 13: Stock Compensation in our Consolidated Financial Statements, we incurred additional compensation cost of approximately $0.8 million, $0.6 million of this $0.8 million was additional compensation cost resulting from the modification and subsequent vesting of our market based stock options during the third quarter of 2013. This additional compensation cost represented approximately 34% of the total increase in marketing, general and administrative expenses in 2013. The remaining increase was due to strategic investments made for our sales and marketing initiatives and higher bad debt expense as our accounts receivable balance increased. These increases were offset partially by higher legal fees incurred in 2012 related to the 2012 Thales arbitration as well as the write off of deferred financing costs in the third quarter of 2012; these items did not recur in 2013.

Reduction in the Value of Long-Lived Assets

We did not reduce the value of long-lived assets in 2013 compared to a $7.2 million reduction in 2012. During the second quarter of 2012, we recorded a loss of $7.1 million related to an adjustment made to the carrying value of our first-generation constellation. See Note 5: Fair Value Measurements in our Consolidated Financial Statements for further discussion. This did not recur in 2013.

Contract Termination Charge

During the second quarter of 2012, we recorded a contract termination charge of €17.5 million. This charge resulted from the agreement between us and Thales regarding the termination charge related to the construction of Phase 3 second-generation satellites. See Note 7: Contingencies in our Consolidated Financial Statements for further discussion. This charge did not recur in 2013.

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

Other Income (Expense):

Loss on Extinguishment of Debt

In May 2013 we entered into the Exchange Agreement (as defined below) with the holders of approximately 91.5% of our outstanding 5.75% Notes. The Exchanging Note Holders (as defined below) received a combination of cash, shares of our common stock and 8.00% Notes Issued in 2013. We redeemed the remaining 5.75% Notes for cash in an amount equal to their outstanding principal amount. As a result of the exchange and redemption, we recorded a loss on extinguishment of debt of approximately $47.2 million in the second quarter of 2013, representing the difference between the net carrying amount of the old 5.75% Notes and the fair value of consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both Exchanging and non-Exchanging Note Holders, equity issued to the Exchanging Note Holders and fees incurred in connection with the exchange). Approximately 12.9% of the outstanding principal amount of 8.00% Notes Issued in 2013 was converted into shares of our common stock on July 19, 2013. As a result of this conversion, we recorded a gain on extinguishment of debt of approximately $2.5 million in the third quarter of 2013, which represented the difference between the reacquisition price and net carrying amount of the debt related to this conversion. In the fourth quarter of 2013, additional 8.00% Notes Issued in 2013 were converted, resulting in our recognizing an additional gain on extinguishment of debt of approximately $1.7 million.

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

Interest Income and Expense

Interest income and expense, net, increased by $46.3 million to $67.8 million in 2013 from $21.5 million in 2012. During 2013 all of our 5.0% Notes were converted into shares of our common stock. The total expense recorded in 2013 as a result of these conversions was $29.3 million. We recorded a beneficial conversion feature in connection with the issuance of the 5.0% Notes; when an instrument with a beneficial conversion feature is converted prior to the full accretion of the debt discounts, the unamortized discounts are recorded as interest expense. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion. Similar charges did not occur in 2012.

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

Other

Other income (expense) fluctuated by $0.7 million to an expense of $3.0 million in 2013 from an expense of $2.3 million in 2012. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods. In February 2013, the Venezuelan government devalued its currency. As a result of this devaluation, we recorded a foreign currency gain of approximately $0.8 million during the first quarter of 2013. This devaluation did not have a material impact on our operations. This gain was offset by a $1.0 million loss recorded as a result of issuing stock to Hughes in the fourth quarter of 2013 (see Note 6: Commitments in the Consolidated Financial Statements for further discussion); a $0.6 million loss related to an equity method investment and other foreign currency losses recognized during 2013.

Liquidity and Capital Resources

Our principal liquidity requirements include paying amounts related to second-generation upgrades to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations and funds available under the equity line agreement with Terrapin. See below for further discussion. See Part I, Item 1A. Risk Factors for a description of risks, some of which are beyond our control, affecting our ability to achieve our liquidity requirements.
Additionally, the Facility Agreement requires us to maintain $37.9 million in a debt service reserve account. The Facility Agreement restricts the use of the funds in this account to making principal and interest payments under the Facility Agreement. As of December 31, 2014, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

Cash Flows for the years ended December 31, 2014, 2013 and 2012

The following table shows our cash flows from operating, investing and financing activities for 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2014	2013	2012
Net cash provided by (used in) operating activities	$3,981	$(6,462)	$6,874
Net cash used in investing activities	(19,277)	(37,119)	(58,010)
Net cash provided by financing activities	5,337	48,972	52,386
Effect of exchange rate changes on cash	(328)	225	591
Net increase (decrease) in cash and cash equivalents	$(10,287)	$5,616	$1,841

Cash Flows Used in Operating Activities

Net cash provided by operating activities during 2014 was $4.0 million compared to net cash used in operating activities during 2013 of $6.5 million. We experienced favorable changes in operating assets and liabilities during 2014, which resulted in more cash provided by operating activities in 2014 compared to 2013. Compared to the same period in 2013, net cash provided by operating activities fluctuated by $10.5 million, which was due primarily to an increase in cash collected from accounts receivable, cash receipts for future services to be provided by us to our subscribers and cash receipts from the sale of inventory.

Net cash used in operating activities during 2013 was $6.5 million compared to net cash provided by operating activities during 2012 of $6.9 million. During 2013, we used cash from operating activities to reduce certain accounts payable and accrued liabilities. Compared to the same period in 2012, net cash provided by (used in) operating activities fluctuated by $13.3 million, which was due primarily to a $6.0 million refund received in the third quarter of 2012 related to the termination of a contingent agreement with a potential vendor for services related to our second-generation constellation.

Cash Flows Used in Investing Activities

Cash used in investing activities was $19.3 million during 2014 compared to $37.1 million during 2013. The decrease in cash used in investing activities of $17.8 million was due primarily to a decrease in costs related to our second-generation constellation and ground upgrades. Our payments related to the construction of our second-generation satellites decreased in 2014 as they were deployed fully by August 2013. We expect to continue to incur capital expenditures relating to the upgrade of our gateways and other ground facilities.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $5.3 million in 2014 compared to $49.0 million in 2013. The decrease in cash provided by financing activities of $43.7 million during 2014 was due primarily to net proceeds in 2013 of $25.8 million related to the extinguishment of the 5.75% Notes and the issuance of equity to Thermo in connection with the Consent Agreement and the Common Stock Purchase and Option Agreement. Similar transactions did not recur in 2014. During 2013, we also drew the remaining amount under our Facility Agreement and the interest earned from amounts held in our contingent equity account. The total drawn from these accounts totaled $1.7 million. We also received cash for other issuances of shares and through warrants exercised. As a result of these transactions, we received $15.4 million in 2013 and $9.5 million in 2014. We also drew $6.0 million from our equity line agreement with Terrapin in 2013 and $0 in 2014. These decreases in cash provided by financing activities were coupled by the first principal payment pursuant to our Facility Agreement of $4.0 million, which was paid in 2014. See below and Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of these items.

Net cash provided by financing activities was $49.0 million in 2013 compared to $52.4 million in 2012. The fluctuation in cash provided by financing activities of $3.4 million during 2013 was due primarily to transactions related to our debt instruments and equity commitments. In May 2013, we exchanged our 5.75% Notes for new 8.00% Notes Issued in 2013. In connection with this exchange, we paid $20.0 million in cash as a reduction of principal outstanding. We also received $65.0 million in equity from Thermo pursuant to the Consent Agreement and the Common Stock Purchase and Option Agreement. We also made payments for financing costs associated with this exchange and the amendment and restatement of our Facility Agreement in August 2013. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion.

During 2013, we also drew the remaining amount under our Facility Agreement and the interest earned from amounts held in our contingent equity account. The total drawn from these accounts totaled $1.7 million whereas we drew $53.2 million from these accounts during 2012. We also received cash for the issuance of shares through warrants exercised, funds received from shares issued to Terrapin and the cancellation of our 2008 Share Lending Agreement. As a result of these transactions, we received $21.4 million.

Cash Position and Indebtedness

As of December 31, 2014, we held cash and cash equivalents of $7.1 million, and $24.0 million was available under the equity line agreement with Terrapin. Additionally, we have approximately $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and may be used to pay principal and interest under the Facility Agreement.

As of December 31, 2013, we held cash and cash equivalents of $17.4 million, and $24.0 million was available under the equity line agreement with Terrapin. We also had funds available under the Consent Agreement and the Common Stock Purchase and Option Agreement. Thermo’s remaining commitment under the Consent Agreement was $5.0 million.

The carrying amount of our current and long-term debt outstanding was $6.5 million and $623.6 million, respectively, at December 31, 2014, compared to $4.0 million and $665.2 million, respectively, at December 31, 2013. The $41.6 million decrease in our long-term debt balance from December 31, 2013 to December 31, 2014 is due primarily to the conversion of our remaining 8.00% Notes Issued in 2009 on April 15, 2014 following the automatic conversion of these notes. These conversions reduced the carrying value of our debt by approximately $33.8 million. Additionally, conversions of our 8% Notes Issued in 2013 reduced the carrying value of our outstanding debt by approximately $11.5 million. Offsetting these decreases was an increase in the carrying value of the Thermo Loan Agreement due to interest accruing on that debt. The current portion of long-term debt outstanding at December 31, 2014 represents the principal payments due during 2015 under our Facility Agreement.

Facility Agreement

Our senior secured credit facility agreement was amended and restated effective in August 2013 (the “Facility Agreement”) and is scheduled to mature in December 2022, as described in Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements. The Facility Agreement was fully drawn as of December 31, 2014. Semi-annual principal repayments began in December 2014. The facility bears interest at a floating LIBOR rate plus a margin of 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of us and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for more information on these covenants. The financial covenants defined in the Facility Agreement include in their compliance calculation certain cash funds contributed to us from the issuance of our common stock and/or Subordinated Indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded subsequent to the covenant measurement dates in order to achieve compliance with these covenants subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million with no maximum amount for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement (which will be the case for any period after the measurement period ending June 30, 2017). Equity Cure Contributions that are in excess of the amounts required to achieve the required covenant calculation, as a result of the $10 million minimum per funding, may be applied to determining compliance with future covenant calculations. As previously discussed, in February 2015, we drew $10.0 million under our agreement with Terrapin, which amount was an Equity Cure Contribution under the terms of the Facility Agreement, and issue to Terrapin 4.5 million shares of our voting common stock at an average price of $2.22 per share. As a result, we were in compliance with our financial and non-financial covenants as of December 31, 2014. We anticipate that we will make additional draws under the Terrapin Agreement during 2015 to achieve compliance with our financial covenants under the Facility Agreement.

 The Facility Agreement requires us to maintain a total of $37.9 million in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of December 31, 2014, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Facility Agreement.

The Consent Agreement and the Common Stock Purchase (and Option) Agreement

The Consent Agreement

On May 20, 2013, we entered into the Consent Agreement with Thermo and the lenders under the Facility Agreement. Pursuant to the Consent Agreement, Thermo agreed that it would make, or arrange for third parties to make, cash contributions to us in exchange for equity, subordinated convertible debt or other equity-linked securities. In accordance with the terms of the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement discussed below, Thermo contributed a total of $65.0 million to us in exchange for 171.9 million shares of our nonvoting common stock. As of December 31, 2014, Thermo had fulfilled its obligations under the agreements.

The Common Stock Purchase Agreement

On May 20, 2013, we and Thermo entered into a Common Stock Purchase Agreement pursuant to which Thermo purchased 78.1 million shares of our common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain our consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, at the closing of the transactions contemplated by the Exchange Agreement (as described in Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements), Thermo purchased an additional 15.6 million shares of common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28.1 million shares of common stock for an aggregate purchase price of $9.0 million pursuant to the Common Stock Purchase Agreement. Pursuant to its commitment, Thermo invested $6.0 million in July 2013 and $6.5 million in August 2013 on terms determined by a special committee of our board of directors consisting solely of unaffiliated directors as described below.

During 2013, Thermo purchased in total approximately 121.9 million shares of our common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million, as discussed in the previous paragraph. As a result of these transactions, during the second quarter of 2013, we recognized a loss on the sale of these shares of approximately $14.0 million (included in other income/expense on the consolidated statement of operations), representing the difference between the purchase price and the fair value of our common stock (measured as the closing stock price on the date of each sale).

The Common Stock Purchase and Option Agreement

On October 14, 2013, we and Thermo entered into a Common Stock Purchase and Option Agreement pursuant to which Thermo agreed to purchase 11.5 million shares of our nonvoting common stock at a purchase price of $0.52 per share in exchange for $6.0 million invested in July 2013 and an additional $20 million, or 38.5 million shares, of which $6.5 million was invested in August 2013 and the remaining $13.5 million was invested under the First Option, described below. The Common Stock Purchase and Option Agreement also granted us a First Option and a Second Option, as defined in the agreement, to sell to Thermo up to $13.5 million and $11.5 million, respectively, of nonvoting common stock, as and when exercised by the special committee, through November 28, 2013 and December 31, 2013, respectively. The First Option to sell up to $13.5 million in shares to Thermo was at a purchase price of $0.52 per share. The Second Option to sell up to $11.5 million in shares to Thermo was at a price equal to 85% of the average closing price of the voting common stock during the ten trading days immediately preceding the date of the special committee’s exercise of the option. In November 2013, with the approval of the special committee we and Thermo amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014. The Second Option under the Common Stock Purchase and Option Agreement was not exercised and therefore has expired.

During the third quarter of 2013, Thermo purchased approximately 24.0 million shares of our non-voting common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million.

In November 2013, we exercised the First Option, and on December 27, 2013 Thermo purchased 26.0 million shares of our non-voting common stock at a purchase price of $0.52 per share for a total additional investment of $13.5 million.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Consent Agreement and the Common Stock Purchase (and Option) Agreement.

Contingent Equity Agreement

In June 2009, we entered into a Contingent Equity Agreement with Thermo whereby Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. Under the terms of the Facility Agreement, we had the right to make draws from this account if and to the extent it had an actual or projected deficiency in our ability to meet obligations due within a forward-looking 90-day period.

The Contingent Equity Agreement provided that we would pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee was payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. Since the origination of the Contingent Equity Agreement, we have issued to Thermo warrants to purchase 41,467,980 shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement.

As of December 31, 2014, Thermo had exercised warrants to purchase approximately 11.3 million of these shares prior to the expiration of the associated warrants. See Note 3: Long-Term Debt and Other Financing Arrangements, Note 4: Derivatives and Note 9: Related Party Transactions in our Consolidated Financial Statements for additional information related to the warrants exercised in connection with the Contingent Equity Agreement.

We may not issue voting common stock if it would cause Thermo and its affiliates to own more than 70% of our outstanding voting stock. We may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Contingent Equity Agreement.

Thermo Loan Agreement

We have an Amended and Restated Loan Agreement (the "Loan Agreement") with Thermo whereby Thermo agreed to lend us $25.0 million for the purpose of funding the debt service reserve account required under the Facility Agreement. In 2011, this loan was increased to $37.5 million. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of our obligations under the Facility Agreement. Amounts deposited in the debt service reserve account are restricted to payments due under the Facility Agreement, unless otherwise authorized by the lenders.

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, if a change in control occurs or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2014, $30.7 million of interest was outstanding; this amount is included in long-term debt on our consolidated balance sheet.

In connection with the amendment and restatement of our Facility Agreement, we also amended and restated the Loan Agreement in July 2013. The 2013 amendment and restatement of the Loan Agreement made the following changes:

•	Provided that the indebtedness under the Loan Agreement would be represented by a promissory note.

•
Provided that if a Fundamental Change (as defined in the New Indenture - see 8.00% Convertible Senior Notes Issued in 2013 below) occurs prior to the repayment of the indebtedness, we would pay Thermo an amount equal to the Fundamental Make-Whole Amount (as defined in the New Indenture).

•
Provided that the indebtedness under the Loan Agreement is convertible into our common stock on substantially the same terms as the 8.00% Notes Issued in 2013, excluding the conversion features on special conversion dates as defined in the Indenture.

The terms of the amendment and restatement were approved by a special committee of our board of directors consisting solely of our unaffiliated directors. The committee was represented by independent legal counsel.

Based on our evaluation, the 2013 amendment and restatement of the Loan Agreement was deemed to be an extinguishment of debt. As a result, we recorded a non-cash loss on extinguishment of debt of $66.1 million in our consolidated statement of operations during the third quarter of 2013. This non-cash loss represents the difference between the fair value of the Loan Agreement, as amended and restated, and its carrying value just prior to amendment and restatement. See Note 5: Fair Value Measurements in our Consolidated Financial Statements for further discussion on the fair value of this instrument.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, we entered into an Exchange Agreement with the beneficial owners and investment managers for beneficial owners (the "Exchanging Note Holders") of approximately 91.5% of our outstanding 5.75% Notes and completed the transactions contemplated by the Exchange Agreement. Pursuant to the Exchange Agreement, we issued $54.6 million aggregate principal amount of 8.00% Convertible Senior Notes (the "8.00% Notes Issued in 2013") to the Exchanging Note Holders. The 8.00% Notes Issued in 2013 are convertible into shares of our common stock at an initial conversion price of $0.80 per share of common stock, or 1,250 shares of our common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment as provided in the Fourth Supplemental Indenture between us and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "New Indenture"). The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price as described below.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations. There is no sinking fund for the 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features as described below, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. Interest is paid in cash at a rate of 5.75% per annum and through issuance of additional 8.00% Notes Issued in 2013 at a rate of 2.25% per annum.

Subject to certain conditions set forth in the New Indenture, including prior approval of the Majority Lenders (as defined in the Facility Agreement), we may redeem the 8.00% Notes Issued in 2013, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus all accrued and unpaid interest thereon.

A holder of 8.00% Notes Issued in 2013 has the right, at the Holder’s option, to require us to purchase some or all of the 8.00% Notes Issued in 2013 on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be purchased plus accrued and unpaid interest.

A holder of the 8.00% Notes Issued in 2013 has the right, at the holder’s option, to require us to purchase some or all of the 8.00% Notes Issued in 2013 at any time if there is a Fundamental Change. A Fundamental Change occurs if our common stock ceases to be traded on a stock exchange or an established over-the-counter market or if there is a change of control. If there is a Fundamental Change, the purchase price of any 8.00% Notes Issued in 2013 purchased by us will be equal to its principal amount plus accrued and unpaid interest and a Fundamental Change Make-Whole Amount calculated as provided in the New Indenture.

Subject to the procedures for conversion and other terms and conditions of the New Indenture, a holder may convert its 8.00% Notes Issued in 2013 at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at our option, cash in lieu of all or a portion thereof, provided that, under the Facility Agreement, we may pay cash only with the consent of the Majority Lenders). Upon conversion, the holder will be entitled to receive shares of common stock, cash or a combination thereof (provided that, under the Facility Agreement, we may pay cash only with the consent of the Majority Lenders), in such amounts and subject to terms and conditions set forth in the New Indenture. We will pay cash in lieu of fractional shares otherwise issuable upon conversion of the 8.00% Notes Issued in 2013 as specified in the Indenture.

Through December 31, 2014, a total of $32.9 million principal amount of 8.00% Notes Issued in 2013 had been converted, resulting in the issuance of approximately 60.3 million shares of voting common stock relating to the special conversions as well as other conversions pursuant to the terms of the New Indenture.

The base conversion rate is adjustable on April 1, 2015 based on the average price of our common stock in the 30-day period ending on that date. If the base conversion rate is adjusted April 1, 2015, we also will provide additional consideration to the holders of the 8.00% Notes Issued in 2013 in an amount equal to 25% of the principal amount of the outstanding 8.00% Notes Issued in 2013, payable in equity or cash at our election (provided, under the Facility Agreement, that we may pay cash only with the consent of the Majority Lenders). That consideration will not reduce the principal amount of the 8.00% Notes Issued in 2013 or any interest otherwise payable on the 8.00% Notes Issued in 2013.

The New Indenture also provides for other customary adjustments of the base conversion rate, including upon our sale of additional equity securities at a price below the then applicable conversion price. If a 8.00% Note Issued in 2013 is converted after May 20, 2014, the holder will receive additional shares of common stock as a make-whole premium equal to the first three years of interest on the notes (i.e., 24% of the notes less any interest already paid through the date of the conversion) as provided in the New Indenture. Due to our common stock issuances since May 20, 2013, the base conversion rate had been reduced to $0.73 per share of common stock as of December 31, 2014.

The New Indenture provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. As of December 31, 2014, we were not in default under the 8.00% Notes Issued in 2013 .

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 8.00% Notes Issued in 2013.

5.0% Convertible Senior Notes

In June 2011, we issued $38.0 million in aggregate principal amount of the 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15.2 million shares of our voting common stock. The 5.0% Notes were convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of our common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes were guaranteed on a subordinated basis by substantially all of our domestic subsidiaries, on an unconditional joint and several basis, pursuant to a Guaranty Agreement. The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and provided for a reset of the conversion and exercise price on April 15, 2013 if our common stock were below the initial conversion and exercise price at that time. On April 15, 2013, the base conversion rate for the 5.0% Notes and the exercise price of the 5.0% Warrants were reset to $0.50 and $0.32, respectively.

The 5.0% Notes were senior unsecured debt obligations and ranked pari passu with our 8.00% Notes Issued in 2009 and our existing 8.00% Notes Issued in 2013 and were subordinated to our obligations pursuant to our Facility Agreement. There was no sinking fund for the 5.0% Notes. The 5.0% Notes were scheduled to mature at the earlier to occur of (i) December 14, 2021, or (ii) six months following the maturity date of the Facility Agreement and bore interest at a rate of 5.0% per annum. Interest on the notes was paid in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes may have been payable in cash at the election of the holder if such payments are permitted under the Facility Agreement.

Pursuant to the terms of the 5.0% Notes Indenture, if, at any time on or after June 14, 2013 and on or prior to Stated Maturity, the closing price of the Globalstar’s common stock exceeded two hundred percent of the conversion price then in effect for at least 30 consecutive trading days, then, at our option, all 5.0% Notes then outstanding were to convert automatically into shares of common stock. The conditions for the automatic conversion were met, and we elected to convert all outstanding 5.0% Notes into shares of common stock on November 7, 2013.

Prior to November 7, 2013, approximately $17.5 million principal amount of 5.0% Notes had been converted resulting in the issuance of 41.1 million shares of our common stock and 7.2 million 5.0% Warrants had been exercised, which resulted in our issuing 6.7 million shares of common stock and receiving $2.0 million in cash. On November 7, 2013, approximately $24.2 million, representing the remaining principal amount of 5.0% Notes plus paid in kind interest added to the principal amount of the 5.0% Notes, of 5.0% Notes were converted, resulting in the issuance of 51.9 million shares of our common stock. 5.0% Warrants to purchase eight million shares of common stock were outstanding as of December 31, 2014.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 5.0% Convertible Senior Unsecured Notes and warrants.

 8.00% Convertible Senior Unsecured Notes Issued in 2009

In June 2009, we sold $55.0 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes Issued in 2009”) and Warrants (the “8.00% Warrants”) to purchase 15.3 million shares of our common stock. The 8.00% Notes Issued in 2009 were subordinated to all of our obligations under the Facility Agreement. The 8.00% Notes Issued in 2009 were senior unsecured debt obligations and, except as described in the preceding sentence, ranked pari passu with our existing unsecured, unsubordinated obligations, including our 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2009 were to mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bore interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2009 was payable in the form of additional 8.00% Notes Issued in 2009 or, subject to certain restrictions, in common stock at the option of the holder. Interest was payable semi-annually in arrears on June 15 and December 15 of each year.

The 8.00% Warrants had full ratchet anti-dilution protection, and the exercise price of the Warrants was subject to adjustment under certain other circumstances. The exercise period for the 8.00% Warrants began on December 19, 2009 and ended on June

19, 2014. Prior to expiration of the 8.00% Warrants, the exercise price of the 8.00% Warrants was $0.32. As a result of the expiration of the exercise period on June 19, 2014, all outstanding 8.00% Warrants were exercised during the second quarter of 2014, resulting in the issuance of 38.2 million shares of our common stock.  Holders of the 8.00% Warrants had the right to exercise on either a cash or cashless basis. We received approximately $7.5 million in cash as a result of these exercises.

Pursuant to the terms of the 8.00% Notes Issued in 2009, if, at any time the closing price of our common stock exceeded 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 were to be automatically converted into common stock. The condition for the automatic conversion was met on April 15, 2014, and all outstanding 8.00% Notes Issued in 2009 (approximately $37.8 million principal amount at that time) converted on that date into approximately 34.5 million shares of our voting common stock. Prior to the automatic conversion of the 8.00% Notes Issued in 2009, the base conversion price of the 8.00% Notes Issued in 2009 was $1.14.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 8.00% Notes Issued in 2009.

Warrants Outstanding

As a result of our borrowings described above there were warrants outstanding to purchase shares of our common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	December 31,		December 31,
	2014	2013	2014	2013
Contingent Equity Agreement (1)	30,191,866	41,467,980	$0.01	$0.01
Thermo Loan Agreement (2)	—	4,205,608	—	0.01
5.0% Notes (3)	8,000,000	8,000,000	0.32	0.32
8.00% Notes Issued in 2009 (4)	—	39,842,813	—	0.32
	38,191,866	93,516,401

(1)
Warrants issued in connection with the Contingent Equity Agreement have a five-year exercise period from issuance. These warrants were originally issued between June 2009 and June 2012 and the exercise periods related to the remaining unexercised warrants will expire from June 2015 to June 2017.

(2)
The exercise period of the warrants issued in connection with the Thermo Loan Agreement was five years from issuance, which ended June 2014. Thermo exercised all of these warrants in the second quarter of 2014.

(3)	The 5.0% Warrants are exercisable until five years after their issuance, which is June 2016.

(4)	The exercise period for the 8.00% Warrants began on December 19, 2009 and ended on June 14, 2014. All 8.00% Warrants were exercised in the second quarter of 2014.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

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

As of December 31, 2014, Terrapin had purchased a total of 6.1 million shares of voting common stock at a purchase price of $6.0 million. In February 2015, we drew $10.0 million under our agreement with Terrapin, which amount was an Equity Cure Contribution under the terms of the Facility Agreement, and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. We anticipate that we will make additional draws under the Terrapin Agreement during 2015 to achieve compliance with our financial covenants under the Facility Agreement.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Terrapin agreement.

Capital Expenditures

We have entered into various contractual agreements related to the procurement and deployment of our second-generation network, as summarized below. The discussion below is based on our current contractual obligations to these contractors.

Second-Generation Satellites

We have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. Discussions between us and Thales are ongoing regarding certain deliverables under the contract.

We had a contract with Arianespace for the launch of these second-generation satellites and certain pre- and post-launch services. All obligations pursuant to this contract have been fulfilled.

The amount of capital expenditures incurred as of December 31, 2014, related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract is presented in the table below (in thousands):

Payments through December 31,
Capital Expenditures	2014
Thales Second-Generation Satellites	$622,690
Arianespace Launch Services	216,000
Launch Insurance	39,903
Other Capital Expenditures and Capitalized Labor	60,237
Total	$938,830

As of December 31, 2014, there are no remaining future capital expenditures related to the construction and deployment of the satellites for our second-generation constellation and the launch services contract.

Next-Generation Gateways and Other Ground Facilities

In May 2008, we entered into an agreement with Hughes to design, supply and implement RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be used in various of our next-generation devices.

In October 2008, we signed an agreement with Ericsson, a leading global provider of technology and services to telecom operators. Ericsson will work with us to develop, implement and maintain a ground interface, or core network, system that will be installed at a number of our satellite gateway ground stations.

In August 2013, we entered into an agreement with Hughes under which Hughes had the option to receive all or any portion of the deferred payments and accrued interest in our common stock. If Hughes chose to receive any payment in stock, shares would be provided at a 7% discount based upon a trailing volume weighted average price calculation. Hughes elected to receive payment in the form of shares of our common stock for approximately $14.4 million of certain milestone payments and accrued interest. In valuing our obligation to issue discounted shares to Hughes, we recorded a loss of approximately $1.0 million in our consolidated statement of operations for the year ended December 31, 2013.

In September 2013, we entered into an agreement with Ericsson which deferred certain milestone payments previously due under the contract to 2014 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of December 31, 2014, we had recorded $3.0 million in accounts payable and accrued liabilities, excluding interest, related to these required payments and had incurred and capitalized $11.2 million of costs related to this contract. We record the costs as an asset in property and equipment. We are currently negotiating the remaining $0.7 million outstanding as of December 31, 2014.

In December 2013, we amended our contract with Hughes to extend the schedule of the program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

In May 2014, we entered into an agreement with Hughes to incorporate changes to the scope of work for the RAN and UTS being supplied to us. The additional work increased the total contract value by $3.8 million. We also entered into a letter agreement with Hughes whereby Hughes was granted the option to accept the pre-payment of certain payment milestones in the form of our common stock at a 7% discount in lieu of cash. We issued the stock to Hughes on July 1, 2014. The payment milestones totaled $9.9 million. In valuing the shares, we recorded a loss of approximately $0.7 million in our consolidated statement of operations during the second quarter of 2014.

In July 2014, we entered into an amended and restated agreement with Ericsson for our core network system specifying the remaining contract value of $25.4 million for the work and a new milestone schedule to reflect the new program timeline.

In October 2014, we and Hughes formally amended the contract to include the revised scope of work agreed to in the May 2014 letter agreement.  The amendment also adjusted the schedule of the program and the remaining payment milestones and program milestones to incorporate the agreed upon changes. The additional $3.8 million in work agreed to in the May 2014 letter agreement is now reflected in the contract through this amendment.

The following table presents the amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs and includes both payments made in cash and stock (in thousands):

	Payments through December 31,	Estimated Future Payments		Total
Capital Expenditures	2014	2015	2016
Hughes second-generation ground component (including research and development expense)	$94,709	$9,694	$1,610	$106,013
Ericsson ground network	8,283	18,466	5,643	32,392
Other Capital Expenditures	1,583	—	—	1,583
Total	$104,575	$28,160	$7,253	$139,988

As of December 31, 2014, we had recorded $3.0 million of these capital expenditures in accounts payable.

Contractual Obligations and Commitments

Contractual obligations at December 31, 2014 are as follows (in thousands):

Contractual Obligations:	2015	2016	2017	2018	2019	Thereafter	Total
Debt obligations (1)	$6,450	$32,835	$75,756	$102,428	$94,870	$485,255	$797,594
Interest on long-term debt (2)	21,178	21,423	22,046	20,394	18,558	30,620	134,219
Purchase obligations (3)	28,964	8,033	—	—	—	—	36,997
Contract termination charge (4)	21,308	—	—	—	—	—	21,308
Operating lease obligations	1,237	1,152	1,148	1,083	269	374	5,263
Pension obligations	970	965	956	970	993	5,163	10,017
Liability for contingent consideration (5)	481	—	—	—	—	—	481
Total	$80,588	$64,408	$99,906	$124,875	$114,690	$521,412	$1,005,879

(1)	Amounts include payment in kind interest (“PIK”), which is shown as due in the year the underlying debt is due.

The maturity date of the 8.00% Convertible Senior Notes Issued in 2013 (the “8.00% Notes Issued in 2013”) is April 1, 2028; however the holders of these notes can require us to purchase any or all of the notes at par in cash on April 1, 2018. For purposes of this schedule, these notes are shown as due in 2018 as a result of this put option. The table above does not consider other potential conversions as we cannot predict the amount, if any, of the notes that may be converted.

(2)
Amounts include projected interest payments to be made in cash. Debt outstanding under our Facility Agreement bears interest at a floating rate and, accordingly, we estimated our interest costs in future periods. Amounts also include projected cash interest to be paid on the 8.00% Notes Issued in 2013 through the first put date of April 1, 2018.

(3)
We have purchase commitments with Thales, Ericsson, and Hughes related to the procurement, deployment and maintenance of our second-generation network. Amounts in the table above exclude estimated accrued interest of approximately $0.4 million at December 31, 2014, on amounts owed to Ericsson on amounts previously due under the agreement.

(4)
In June 2012, we settled our prior commercial disputes with Thales, including those disputes that were the subject of an arbitration award, for €17,530,000. This amount represented one-third of the termination charges awarded to Thales in the arbitration. The payment is due on the later of the effective date of the new contract for the purchase of additional second-generation satellites and the occurrence of the effective date of the financing for the purchase of these satellites and the first draw from the financing. We included this amount in 2015 above, although the timing of any payment is indefinite and undeterminable. For purposes of the table above, we converted the termination charge to U.S. dollars using the exchange rate in effect at December 31, 2014. See Note 7: Contingencies in our Consolidated Financial Statements for further discussion.

(5)
In connection with our acquisition of Axonn in 2009, we are obligated to pay contingent consideration in stock for earnouts based on sales of existing and new products over a five-year earnout period ending December 31, 2014. The amount above is the final stock payment based on sales of certain products during the fourth quarter of 2014.

See Note 6: Commitments in our Consolidated Financial Statements for further discussion of our contractual obligations.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting guidance and the expected impact that the guidance could have on our Consolidated Financial Statements, see Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition; property and equipment; income taxes; derivative instruments; inventory; allowance for doubtful accounts; pension plan; stock-based compensation; long-lived assets; and litigation, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

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

We expense subscriber acquisition costs, including such items as dealer commissions and internal sales commissions at the time of the related sale, except as it relates to certain multi-deliverable contracts.

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

We depreciate satellites over their estimated useful lives, beginning on the date each satellite is placed into service. We evaluate the appropriateness of estimated depreciable lives assigned to our property and equipment and revise such lives to the extent warranted by changing facts and circumstances.

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

We are required to assess whether it is more likely than not that we will be able to realize some or all of our deferred tax assets. If we cannot determine that deferred tax assets are more likely than not recoverable, we are required to provide a valuation allowance against those assets. This assessment takes into account factors including: (a) the nature, frequency, and severity of current and cumulative financial reporting losses; (b) sources of estimated future taxable income; and (c) tax planning strategies. A pattern of recent financial reporting losses is heavily weighted as a source of negative evidence when determining the realizability of deferred tax assets. Projections of estimated future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profitable operations and can be reasonably estimated. Otherwise, projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes cumulative losses in recent years. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence supporting the realizability of deferred tax assets.

Derivative Instruments

We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. We record recognized gains or losses on derivative instruments in the consolidated statements of operations.

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embody it and the expected means of settlement. We determine the fair value of our interest rate cap using pricing models developed based on the LIBOR rate and other observable market data. We adjust the value to reflect nonperformance risk of both the counterparty and us. There are various features embedded in our debt instruments that require bifurcation from the debt host. For the conversion options and the contingent put features in the Amended and Restated Thermo Loan and the 8.00% Notes Issued in 2013, we use a blend of a Monte Carlo simulation model and market prices to determine fair value. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Inventory

Inventory consists of purchased products and accessories. We compute cost using the first-in, first-out (FIFO) method and state inventory transactions at the lower of cost or market. We measure inventory write-downs as the difference between the cost of inventory and market value, and record them as a cost of subscriber equipment sales - reduction in the value of inventory. At the point of any inventory write-downs to market value, we establish a new, lower cost basis for that inventory, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis.

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

If there were to be a sudden and significant decrease in future demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to write down our inventory, and accordingly gross margin could be adversely affected.

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

We determine discount rates annually based on our calculated average of rates of return of long-term corporate bonds. We base discount rates on Prudential’s yield curve index. The discount rate used at the measurement date decreased to 4.03% at December 31, 2014, from 4.80% as of December 31, 2013. A 100 basis point increase in our discount rate would reduce our benefit obligation by $2.2 million.

We determine expected long-term rates of return on plan assets based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities. The rate of return on plan assets assumption was 7.12% in 2014 and 7.12% in 2013. To determine the rates of return, we consider historical experience and expected future performance of plan assets.

Stock-Based Compensation

To measure compensation expense, we use valuation models which require estimates such as, forfeitures, vesting terms, volatility, and risk free interest rates. Additionally we recognize stock-based compensation expense over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have borrowed the entire $582.3 million available under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $5.8 million annually.

See Note 5: Fair Value Measurements in our Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Globalstar, Inc.
We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (“Globalstar”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Globalstar’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Globalstar’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Globalstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 2, 2015

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,121	$17,408
Accounts receivable, net of allowance of $4,788 and $7,419, respectively	15,015	15,723
Inventory	14,734	31,817
Advances for inventory	196	9,359
Prepaid expenses and other current assets	7,748	7,059
Total current assets	44,814	81,366
Property and equipment, net	1,113,560	1,169,785
Restricted cash	37,918	37,918
Deferred financing costs	63,862	76,436
Intangible and other assets, net	8,266	7,103
Total assets	$1,268,420	$1,372,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,450	$4,046
Accounts payable, including contractor payables of $1,180 and $7,665, respectively	6,922	14,627
Accrued contract termination charge	21,308	24,133
Accrued expenses	22,342	22,700
Payables to affiliates	481	202
Derivative liabilities	—	57,048
Deferred revenue	21,740	17,284
Total current liabilities	79,243	140,040
Long-term debt, less current portion	623,640	665,236
Employee benefit obligations	5,499	3,529
Derivative liabilities	441,550	405,478
Deferred revenue	6,572	7,079
Debt restructuring fees	20,795	20,795
Other non-current liabilities	12,205	13,696
Total non-current liabilities	1,110,261	1,115,813

Commitments and contingent liabilities (Notes 6 and 7)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2014 and 2013	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2014 and 2013	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 864,378,563 and 535,883,461 shares issued and outstanding at December 31, 2014 and 2013, respectively	86	54
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 and 309,008,656 shares issued and outstanding at December 31, 2014 and 2013, respectively	13	31
Additional paid-in capital	1,503,619	1,074,837
Accumulated other comprehensive income (loss)	(2,898)	871
Retained deficit	(1,421,904)	(959,038)
Total stockholders’ equity	78,916	116,755
Total liabilities and stockholders’ equity	$1,268,420	$1,372,608

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Service revenues	$69,823	$64,644	$57,468
Subscriber equipment sales	20,241	18,067	18,850
Total revenue	90,064	82,711	76,318
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	29,668	30,210	30,071
Cost of subscriber equipment sales	14,857	13,623	13,280
Cost of subscriber equipment sales - reduction in the value of inventory	21,684	5,794	1,397
Marketing, general and administrative	33,520	29,888	27,496
Reduction in the value of long-lived assets	84	—	7,218
Contract termination charge	—	—	22,048
Depreciation, amortization and accretion	86,146	90,592	69,801
Total operating expenses	185,959	170,107	171,311
Loss from operations	(95,895)	(87,396)	(94,993)
Other income (expense):
Loss on extinguishment of debt	(39,846)	(109,092)	—
Loss on equity issuance	—	(16,701)	—
Interest income and expense, net of amounts capitalized	(43,233)	(67,828)	(21,486)
Derivative gain (loss)	(286,049)	(305,999)	6,974
Other	3,038	(2,962)	(2,280)
Total other income (expense)	(366,090)	(502,582)	(16,792)
Loss before income taxes	(461,985)	(589,978)	(111,785)
Income tax expense	881	1,138	413
Net loss	$(462,866)	$(591,116)	$(112,198)
Loss per common share:
Basic	$(0.50)	$(0.96)	$(0.29)
Diluted	(0.50)	(0.96)	(0.29)
Weighted-average shares outstanding:
Basic	934,356	614,959	388,453
Diluted	934,356	614,959	388,453

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(462,866)	$(591,116)	$(112,198)
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	(2,467)	3,485	78
Net foreign currency translation adjustment	(1,302)	(856)	1,264
Total comprehensive loss	$(466,635)	$(588,487)	$(110,856)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances - December 31, 2011	353,058	$35	$792,584	$(3,100)	$(255,724)	$533,795
Net issuance of restricted stock awards and recognition of stock-based compensation	711	—	706	—	—	706
Contribution of services	—	—	529	—	—	529
Warrants issued associated with Contingent Equity Agreement	—	—	8,079	—	—	8,079
Common stock issued in connection with conversions of 8.00% Notes Issued in 2009	1,903	—	1,338	—	—	1,338
Warrants exercised associated with the 8.00% Notes Issued in 2009	191	—	420	—	—	420
Issuance of stock in connection with interest payments for 8.00% Notes Issued in 2009	2,737	1	911	—	—	912
Issuance of stock in connection with contingent consideration	5,232	1	2,208	—	—	2,209
Issuance of stock for legal and consulting services	—	—	24	—	—	24
Issuance of warrants and beneficial conversion feature associated with 5.0% Notes	—	—	—	—	—	—
Issuance of stock for legal settlements and other transactions	—	—	—	—	—	—
Issuance of stock to Thermo for contingent equity draws	124,310	12	57,238	—	—	57,250
Issuance of stock through employee stock purchase plan	944	—	138	—	—	138
Other comprehensive income	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	(112,198)	(112,198)
Balances - December 31, 2012	489,086	49	864,175	(1,758)	(367,922)	494,544
Net issuance of restricted stock awards and recognition of stock-based compensation	1,213	—	1,823	—	—	1,823
Contribution of services	—	—	548	—	—	548
Common stock issued in connection with conversions of 8.00% Notes Issued in 2013	14,863	2	10,226	—	—	10,228
Issuance of stock to Exchanging Note Holders	30,319	3	12,124	—	—	12,127
Common stock issued in connection with conversions of 5.0% Notes	93,006	10	48,194	—	—	48,204
Warrants issued associated with Contingent Equity Agreement	—	—	—	—	—	—
Common stock issued in connection with conversions of 8.00% Notes Issued in 2009	—	—	—	—	—	—
Warrants exercised associated with the 8.00% Notes Issued in 2009	21,353	2	22,216	—	—	22,218
Warrants exercised associated with the 5.0% Notes	6,707	1	2,312	—	—	2,313
Issuance of stock in connection with interest payments for 8.00% Notes Issued in 2009	1,279	—	644	—	—	644
Issuance of stock in connection with contingent consideration	3,939	—	1,844	—	—	1,844
Issuance of stock to Thermo in connection with the Consent Agreement, Common Stock Purchase Agreement, and Common Stock Purchase and Option Agreement	174,009	17	82,709	—	—	82,726
Issuance of stock for legal and consulting services						—
Issuance of stock to Thermo for contingent equity draws						—
Purchase of stock in connection with the termination of Share Lending Arrangement	—	—	4,429	—	—	4,429
Return of stock in connection with the termination of Share Lending Arrangement	(10,185)	(1)	—	—	—	(1)
Issuance of stock to Terrapin	6,131	1	5,999	—	—	6,000
Issuance of stock to vendor	9,501	1	15,412	—	—	15,413
Issuance of stock for employee stock option exercises	2,621	—	1,874	—	—	1,874
Other issuances of stock and equity transactions	98	—	101	—	—	101
Issuance of stock through employee stock purchase plan	952	—	207	—	—	207
Other comprehensive income	—	—	—	2,629	—	2,629
Net loss	—	—	—	—	(591,116)	(591,116)
Balances - December 31, 2013	844,892	85	1,074,837	871	(959,038)	116,755
Net issuance of restricted stock awards and recognition of stock-based compensation	672	—	4,217	—	—	4,217
Contribution of services	—	—	548	—	—	548
Warrants exercised associated with Contingent Equity Agreement	11,276	—	112	—	—	112
Common stock issued in connection with conversions of 8.00% Notes Issued in 2009	47,067	5	114,206	—	—	114,211
Common stock issued in connection with conversions of 8.00% Notes Issued in 2013	46,353	5	161,843	—	—	161,848
Warrants exercised associated with the 8.00% Notes Issued in 2009	38,200	4	132,098	—	—	132,102
Warrants exercised associated with the Thermo Loan Agreement	4,206	—	42	—	—	42
Proceeds received associated with Section 16b gains recognized by Thermo	—	—	93	—	—	93
Issuance of stock to vendors	2,765	—	11,722	—	—	11,722
Issuance of stock for employee stock option exercises	1,900	—	1,323	—	—	1,323
Issuance of stock through employee stock purchase plan	306	—	538	—	—	538
Issuance of stock in connection with contingent consideration	750	—	2,040	—	—	2,040
Other comprehensive loss				(3,769)		(3,769)
Net loss					(462,866)	(462,866)
Balances – December 31, 2014	998,387	$99	$1,503,619	$(2,898)	$(1,421,904)	$78,916

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(462,866)	$(591,116)	$(112,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	86,146	90,592	69,801
Change in fair value of derivative assets and liabilities	286,049	305,155	(6,974)
Stock-based compensation expense	3,400	2,127	793
Amortization of deferred financing costs	10,043	8,792	7,907
Reduction in the value of long-lived assets and inventory	21,768	5,794	8,615
Provision for bad debts	2,281	2,321	1,097
Noncash interest and accretion expense	16,214	44,488	6,525
Contract termination charge	—	—	22,048
Loss on extinguishment of debt	39,846	109,092	—
Loss on equity issuance	—	16,701	—
Discount on shares issued to vendor	748	1,008	—
Unrealized foreign currency (gain) loss	(4,059)	1,013	1,456
Other, net	945	1,370	1,574
Changes in operating assets and liabilities:
Accounts receivable	(2,200)	(4,321)	(2,875)
Inventory	4,187	3,124	(1,018)
Prepaid expenses and other current assets	(1,339)	(727)	855
Other assets	202	(89)	5,427
Accounts payable and accrued expenses	(1,725)	(2,595)	3,431
Payables to affiliates	279	(29)	(148)
Other non-current liabilities	(619)	(1,079)	(224)
Deferred revenue	4,681	1,917	782
Net cash provided by (used in) operating activities	3,981	(6,462)	6,874
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(14,604)	(43,693)	(56,679)
Property and equipment additions	(4,673)	(1,651)	(781)
Investment in businesses	—	(634)	(550)
Restricted cash	—	8,859	—
Net cash used in investing activities	(19,277)	(37,119)	(58,010)
Cash flows provided by financing activities:
Borrowings from Facility Agreement	—	672	7,375
Principal payments of the Facility Agreement	(4,046)	—	—
Proceeds from contingent equity account	—	1,071	45,800
Payments to reduce principal amount of exchanged 5.75% Notes	—	(13,544)	—
Payments for 5.75% Notes not exchanged	—	(6,250)	—
Payments to lenders and other fees associated with exchange	—	(2,482)	—
Proceeds from equity issuance to related party	—	65,000	—
Proceeds from issuance of stock to Terrapin	—	6,000	—
Payment of deferred financing costs	(164)	(16,909)	(1,033)
Proceeds from issuance of common stock and exercise of warrants	9,547	15,414	244
Net cash provided by financing activities	5,337	48,972	52,386
Effect of exchange rate changes on cash	(328)	225	591
Net (decrease) increase in cash and cash equivalents	(10,287)	5,616	1,841
Cash and cash equivalents, beginning of period	17,408	11,792	9,951
Cash and cash equivalents, end of period	$7,121	$17,408	$11,792
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$20,216	$21,413	$27,383
Income taxes	61	116	223
Supplemental disclosure of non-cash financing and investing activities:
Increase in non-cash capitalized accrued interest for second-generation satellites and ground costs	1,684	4,291	2,752
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	2,708	5,600	15,680
Capitalized accrued interest and other payments made in convertible notes and common stock	3,974	12,056	7,948
Conversion of debt into common stock	76,532	49,757	2,000
Reduction in debt discount and deferred financing costs related to note conversions	28,249	27,458	—
Issuance of common stock to converting note holders at fair value	271,982	10,227	—
Reduction in derivative value due to conversion of debt	183,663	10,236	—
Extinguishment of principal amount of 5.75% Notes	—	71,804	—
Issuance of principal amount of 8.00% Notes Issued in 2013	—	54,611	—
Issuance of common stock to exchanging note holders at fair value	—	12,127	—
Reduction in carrying amount of Thermo Loan Agreement due to amendment	—	35,026	—
Issuance of common stock to vendor for payment of invoices	10,687	9,227	—
Conversion of contingent equity account derivative liability to equity	—	—	5,853
Value of warrants issued in connection with the contingent equity account loan fee	—	—	2,226

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Globalstar, Inc. (“Globalstar” or the “Company”) was formed as a Delaware limited liability company in November 2003 and was converted into a Delaware corporation on March 17, 2006.

Globalstar is a leading provider of Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. Globalstar’s first-generation network, originally owned by Globalstar, L.P. (“Old Globalstar”), was designed, built and launched in the late 1990s by a technology partnership led by Loral Space and Communications (“Loral”) and Qualcomm Incorporated (“Qualcomm”). On February 15, 2002, Old Globalstar and three of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. In 2004, Thermo Capital Partners LLC (“Thermo”) became Globalstar’s principal owner, and Globalstar completed the acquisition of the business and assets of Old Globalstar. Thermo and its affiliates remain Globalstar’s largest stockholder. Globalstar’s Executive Chairman and CEO controls Thermo and its affiliates. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$7,419	$6,667	$7,296
Provision, net of recoveries	2,281	2,321	1,097
Write-offs and other adjustments	(4,912)	(1,569)	(1,726)
Balance at end of period	$4,788	$7,419	$6,667

During 2014, the Company deactivated approximately 26,000 subscribers in its Duplex subscriber base who were either suspended or non-paying. The increase in write-offs and other adjustments in 2014 reflects the balances related to these accounts.

Inventory

Inventory consists primarily of purchased products. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are measured as the difference between the cost of inventory and the market value, and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. At the point of any inventory write downs to market, a new, lower cost basis for that inventory is established, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off. A liability is recorded for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with the valuation of excess and obsolete inventory. In the year ended December 31, 2014, the Company wrote down the value of inventory by $21.7 million after evaluating its Duplex inventory and estimating the timing of new product launches. The assessment indicated that there was an excess of Duplex equipment included in inventory on hand based on the current sales run-rate. Additionally, the Company's future business plan contemplates using Hughes-based technology in future product development. As a result, much of the raw material held by Qualcomm is not likely to be used in the future production of additional inventory and was impaired. The Company wrote down the value of inventory by $5.8 million and $1.4 million in the years ended December 31, 2013 and 2012, respectively.

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low earth orbit satellites (the “Space Component”), and primary and backup control centers and gateways (the “Ground Component”).  Property and equipment is stated at cost, net of accumulated depreciation.

Costs associated with the design, manufacture, test and launch of the Company’s Space and Ground Components are capitalized. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. When a second-generation satellite was incorporated into the second-generation constellation, the Company began depreciation on the date the satellite was placed into service, which was the point that the satellite reached its orbital altitude, over its estimated depreciable life.

The Company capitalizes interest costs associated with the costs of assets in progress, including primarily the construction of its Space and Ground Components. Capitalized interest is added to the cost of the underlying asset and is amortized over the depreciable life of the asset after it is placed into service. As the Company’s construction in progress decreases, specifically due to the Company placing second-generation satellites or gateways into service, the Company capitalizes less interest, resulting in greater amounts of interest expense recognized under GAAP.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Second Generation Space Component - 15 years from the commencement of service
Ground Component - Up to 15 years from commencement of service
Software, Facilities & Equipment - 3 to 10 years
Buildings - 18 years
Leasehold Improvements - Shorter of lease term or the estimated useful lives of the improvements

The Company evaluates and revises the estimated depreciable lives assigned to property and equipment based on changes in facts and circumstances. When changes are made to estimated useful lives, the remaining carrying amounts are depreciated prospectively over the remaining useful lives.

For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, the estimated cost and accumulated depreciation is removed from property and equipment.

The Company assesses the impairment of long-lived assets when indicators of impairment are present.  Recoverability of assets is measured by comparing the carrying amounts of the assets to the estimated future undiscounted cash flows, excluding financing costs. If an impairment is determined to exist, any related impairment loss is estimated based on fair values. The Company records losses from the in-orbit failure of a satellite in the period it is determined that the satellite is not recoverable.

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

Deferred Financing Costs

Deferred financing costs are those incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the term of the corresponding debt, or the first put option date for the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“8.00% Notes Issued in 2013”). As of December 31, 2014 and 2013, the Company had net deferred financing costs of $63.9 million and $76.4 million, respectively. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period.

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable is equal to or approximates fair value.

The Company believes it is not practicable to determine the fair value of the Facility Agreement. Unlike typical long-term debt, interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As such, it is not practicable to determine the fair value of long-term debt without incurring significant additional costs.

The Company was required to record at fair value, at inception, the Company’s Amended and Restated Loan Agreement with Thermo (the “Loan Agreement”) and the 8.00% Notes Issued in 2013. The Loan Agreement was amended and restated in 2013 and qualified for extinguishment accounting under applicable accounting rules. In May 2013, the Company issued 8.00% Notes Issued in 2013 and other consideration in exchange for a portion of the Company’s 5.75% Convertible Senior Notes (the “5.75% Notes”). This transaction qualified for extinguishment accounting. See Note 3: Long-Term Debt and Other Financing Arrangements for further discussion.

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

Revenue Recognition and Deferred Revenue

Duplex Service Revenue. For Duplex customers and resellers, the Company recognizes revenue for monthly access fees in the period services are rendered.  Access fees represent the minimum monthly charge for each line of service based on its associated rate plan.  The Company also recognizes revenue for airtime minutes in excess of the monthly access fees in the period such minutes are used. Under certain annual plans where customers prepay for minutes, revenue is deferred until the minutes are used or the prepaid time period expires. Unused minutes are accumulated until they expire, usually one year after activation. In addition, the Company offers other annual plans whereby the customer is charged an annual fee to access the Company’s system.  These fees are recognized on a straight-line basis over the term of the plan.  In some cases, the Company charges a per minute rate whereby it recognizes the revenue when each minute is used.

Credits granted to customers are expensed or charged against revenue or deferred revenue upon issuance.

Certain subscriber acquisition costs, including such items as dealer commissions and internal sales commissions, are expensed at the time of the related sale, except when related to a multi-element contract as discussed below.

SPOT and Simplex Service Revenue. The Company sells SPOT and Simplex services as annual plans or multi-year plans and defers and recognizes revenue ratably over the service term or as service is used, beginning when the service is activated by the customer. Royalty payments are deferred and recognized as expense over the contract term.

IGO Service Revenue. The Company owns and operates its satellite constellation and earns a portion of its revenues through the sale of airtime minutes or data on a wholesale basis to IGOs. Revenue from services provided to IGOs is recognized based upon airtime minutes used by customers of the IGOs and contractual fee arrangements. Where collection is uncertain, revenue is recognized when cash payment is received.

 Equipment Revenue. Subscriber equipment revenue represents the sale of fixed and mobile user terminals, accessories and SPOT and Simplex products. The Company recognizes revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

Other Service Revenue. At times, the Company will sell subscriber equipment through multi-element contracts with services. When the Company sells subscriber equipment and services in bundled arrangements and determines that it has separate units of accounting, the Company will allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. The Company will determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and services when they are sold to customers on a stand-alone basis. Initial direct costs incurred related to these contracts will be deferred to the extent they exceed the profit margin recognized at the time of sale.

The Company does not record sales taxes collected from customers in revenue.

The Company provides certain engineering services to assist customers in developing new applications related to its system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred.

Stock-Based Compensation

The Company recognizes compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. The Company uses the Black-Scholes option pricing model to estimate fair values of share-based awards. Option pricing models, including the Black-Scholes model, require the use of input estimates and assumptions, including expected volatility, term, and risk-free interest rate. The assumptions for expected volatility and expected term most significantly affect the estimated grant-date fair value. The Company's estimate of the forfeiture rate of its share-based awards also impacts the timing of expense recorded over the vesting period of the award. The Company's estimate for pre-vesting forfeitures is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See Note 13: Stock Compensation for a description of methods used to determine the Company's assumptions. If the Company determined that another method used to estimate expected volatility or expected life was more reasonable than its current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the estimated fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in increases to share-based compensation determined at the date of grant.

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2014 and 2013, the foreign currency translation adjustments were losses of $1.3 million and $0.9 million, respectively. For 2012, the foreign currency translation adjustment recorded was income of $1.3 million. These amounts are reflected in the consolidated statements of comprehensive loss.

Foreign currency transaction gains/losses were a $4.1 million gain, a $1.0 million loss and a $2.0 million loss for 2014, 2013, and 2012, respectively. These were classified as other income (expense) on the consolidated statement of operations.

In February 2013, the Venezuelan government devalued its currency. This devaluation did not have a material impact on the Company’s operations or financial performance.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of long-lived assets are measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, the Company records an asset, which is depreciated over the life of the asset to be retired. Accretion of the asset retirement obligation liability and depreciation of the related assets are included in depreciation, amortization and accretion in the accompanying consolidated statements of operations.

The Company capitalizes, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of December 31, 2014 and 2013, the Company had accrued approximately $1.2 million and $1.1 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

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

Research and Development Expenses

Research and development costs were $0.5 million, $0.6 million and $0.3 million for 2014, 2013 and 2012, respectively. These costs are expensed as incurred as cost of services and primarily include the cost of new product development, chip set design, software development and engineering.

Advertising Expenses

Advertising costs were $2.6 million, $2.9 million and $1.9 million for 2014, 2013, and 2012, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

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

Loss Per Share

The Company is required to present basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. For 2014, 2013, and 2012, diluted net loss per share of common stock was the same as basic net loss per share of common stock because the effects of potentially dilutive securities are anti-dilutive. Potentially dilutive securities include outstanding stock-based awards, convertible notes, warrants and shares issuable pursuant to the Company's Employee Stock Purchase Plan. See Note 3: Long-Term Debt and Other Financing Arrangements and Note 13: Stock Compensation for further discussion of these instruments.

As of December 31, 2012, 17.3 million Borrowed Shares, as defined, related to the Company’s Share Lending Agreement were outstanding. The Company did not consider the Borrowed Shares to be outstanding for the purposes of computing and reporting its earnings per share. Effective in July 2013, the Company and the Borrower, as defined, terminated the Share Lending Agreement resulting in the Borrower returning 10.2 million Borrowed Shares to Globalstar and agreeing to pay a cash settlement for the remaining 7.1 million Borrowed Shares at an average of the volume weighted stock prices over a 20-day trading period ending in August 2013.

Intangible and Other Assets

On December 18, 2009, the Company entered into an agreement with Axonn pursuant to which the Company's wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of Axonn in exchange for $1.5 million in cash and $5.5 million in shares of the Company’s voting common stock (6,298,058 shares). Prior to the acquisition, Axonn was the principal supplier of the Company’s SPOT products. As a result of the Axonn acquisition, the Company recorded other intangible assets of $7.6 million at December 31, 2009. The Company is amortizing intangible assets consisting of developed technology, customer relationships, and trade name over the life of the related asset with weighted average lives of 10 years, 8 years, and 2 years, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded amortization expense of $0.5 million, $0.8 million and $1.2 million, respectively. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. Estimated annual amortization of intangible assets is approximately $0.3 million for 2015, $0.1 million for 2016, $0.1 million for 2017, and less than $0.1 million thereafter, excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2014.

The Company's other intangible assets consist primarily of technology licenses and patents and related costs with a total acquisition cost of $3.7 million. As of December 31, 2014, the Company has recorded accumulated amortization of $0.8 million related to these assets.

Recently Issued Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. An entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The ASU clarifies the manner in which current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing reporting.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers . ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing reporting.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 describes how an entity’s management should assess, considering both quantitative and qualitative factors, whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, which represents a change from the existing literature that requires consideration about an entity’s ability to continue as a going concern within one year after the balance sheet date. This ASU provides that if after considering management’s plans, substantial doubt about an entity’s ability to continue as a going concern is alleviated, an entity must disclose information in the footnotes to the financial statements that enables the reader to understand the events that raised substantial doubt about the entity's ability to continue as a going concern and how management’s plan alleviated the doubt. If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity must disclose in the footnotes to the financial statements that substantial doubts about the entity’s ability to continue as a going concern exists within one year of the date the financial statements are issued. Additionally, the entity must disclose the events that led to the substantial doubt about the entity's ability to continue as a going concern and management’s plans to mitigate them. The new standard applies to all entities for the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company has not yet determined the effect of the standard on its ongoing reporting.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Globalstar System:
Space component
Second-generation satellites in service	$1,211,904	$1,212,099
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,365
Ground component	47,595	48,378
Construction in progress:
Space component	30	—
Ground component	141,789	116,377
Other	2,458	1,115
Total Globalstar System	1,453,297	1,427,374
Internally developed and purchased software	15,392	14,931
Equipment	12,647	12,385
Land and buildings	3,590	3,768
Leasehold improvements	1,620	1,644
Total property and equipment	1,486,546	1,460,102
Accumulated depreciation	(372,986)	(290,317)
Total property and equipment, net	$1,113,560	$1,169,785

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of December 31, 2014 consist primarily of costs related to a spare second-generation satellite that is capable of being included in a future launch of satellites.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest cost eligible to be capitalized	$44,854	$45,308	$57,249
Interest cost recorded in interest income (expense), net	(36,909)	(28,211)	(17,133)

Net interest capitalized	$7,945	$17,097	$40,116

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation Expense	$84,802	$89,828	$67,289

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The principal amount and carrying value of long-term debt consists of the following (in thousands):

	December 31, 2014		December 31, 2013
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Facility Agreement	$582,296	$582,296	$586,342	$586,342
Thermo Loan Agreement	68,154	32,971	60,383	22,854
8.00% Convertible Senior Notes Issued in 2013	22,799	14,823	46,971	26,291
8.00% Convertible Senior Unsecured Notes Issued in 2009	—	—	51,652	33,795
Total Debt	673,249	630,090	745,348	669,282
Less: Current Portion	6,450	6,450	4,046	4,046
Long-Term Debt	$666,799	$623,640	$741,302	$665,236

The principal amounts shown above include payment of in-kind interest, if any. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled semi-annual principal repayments under the Facility Agreement due within one year of the balance sheet date.

Amended and Restated Facility Agreement

On July 31, 2013, the Company entered into the Global Deed of Amendment and Restatement (the “GARA”) with Thermo, the Company's domestic subsidiaries (the “Subsidiary Guarantors”), a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial as arrangers and BNP Paribas as the security agent and COFACE Agent, providing for the amendment and restatement of the Former Facility Agreement (described below) and certain related credit documents (the amended and restated facility agreement is herein referred to as the "Facility Agreement"). The GARA became effective on August 22, 2013 and, among other things, waived all of the Company's defaults under the Former Facility Agreement and restructured the financial covenants.

The Facility Agreement is scheduled to mature in December 2022. Semi-annual principal repayments began in December 2014. The Facility Agreement bears interest at a floating LIBOR rate plus a margin of 2.75% through June 2017, increasing by an additional 0.5% each year to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company's obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company's obligations under the Facility Agreement are guaranteed on a senior secured basis by all of the Company's domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company's domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company's domestic subsidiaries and 65% of the equity of certain of the Company's foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. If the Company violates any of these covenants and is unable to obtain waivers, it would be in default under the agreement and payment of the indebtedness could be accelerated.  The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants under the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make investments, acquisitions or capital expenditures; repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets.

The compliance calculations of the financial covenants defined in the Facility Agreement include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or Subordinated Indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded subsequent to the covenant measurement dates in order to achieve compliance with the covenants described above subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million with no maximum amount for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement (which will be the case for any period after the measurement period ending June 30, 2017). Equity Cure Contributions that are in excess of the amounts required to achieve the required covenant calculation, as a result of the $10 million minimum per funding, may be applied to determining compliance with future covenant calculations. In February 2015, the Company drew $10 million under its agreement with Terrapin (described below). These funds were deemed an Equity Cure Contribution under the Facility Agreement and were used in the Company's calculation of compliance with certain financial covenants under the Facility Agreement. As a result, the Company was in compliance with its financial and non-financial covenants as of December 31, 2014.

The Facility Agreement requires that:

•
the Company maintain funds in a debt service reserve account. The use of the funds in this account is restricted to making principal and interest payments under the Facility Agreement. As of December 31, 2014, the balance in the debt service reserve account was $37.9 million and is classified as restricted cash.

•
the Company's capital expenditures do not exceed $18.8 million for the full year 2015, $13.2 million for the full year 2016 and $15.0 million for each year thereafter. Pursuant to the terms of the Facility Agreement, if, in any relevant period, the capital expenditures are less than the permitted amount for that relevant period, a permitted excess amount may be added to the maximum amount of capital expenditures in the next period;

•	the Company maintain at all times a minimum liquidity balance of $4.0 million;

•	the Company achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement)(amounts in thousands):

Period	Minimum Amount
7/1/14-12/31/14	$14,062
1/1/15-6/30/15	$16,958
7/1/15-12/31/15	$23,469
1/1/16-6/30/16	$24,502
7/1/16-12/31/16	$32,426
The minimum adjusted consolidated EBITDA Minimum Amount changes semi-annually through December 31, 2022, for which measurement period the Minimum Amount is $65.7 million.

•	the Company maintain a minimum debt service coverage ratio of 1.00:1; and

•
the Company maintain a maximum net debt to adjusted consolidated EBITDA ratio of 27.00:1 for the December 31, 2014 measurement period, decreasing gradually each semi-annual period until the requirement equals 2.50:1 for the five semi-annual measurement periods leading up to December 31, 2022.

Pursuant to the GARA,

•
In August 2013, the Company paid the lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee; the balance of $20.8 million is due no later than December 31, 2017. This remaining amount is included in noncurrent liabilities on the December 31, 2014 consolidated balance sheet. The Company also paid all outstanding incurred transaction expenses for the Lenders.

•
In August 2013, the Company drew the remaining approximately $0.7 million not previously borrowed under the Former Facility Agreement for certain milestone payments due to Thales for the construction of the second-generation satellites.

•
In August 2013, all amounts remaining under the Thermo Contingent Equity Account (approximately $1.1 million) and approximately $0.2 million in the Debt Service Reserve Account were paid to the Company's launch services provider for certain costs for the launch of its second-generation satellites.

•
Thermo confirmed its obligations under the Equity Commitment, Restructuring and Consent Agreement dated as of May 20, 2013 to make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities of $20.0 million on or prior to December 26, 2013, and an additional amount of up to $20.0 million on or prior to December 31, 2014. See further discussion below on the details of the Consent Agreement and subsequent cash contributions to the Company.

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

•
Mandatory prepayments were expanded in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain asset dispositions or receives more than $145.0 million from the sale of additional debt or equity securities (excluding the Thermo commitments described above and up to $19.5 million under its equity line with Terrapin).

•
The financial covenants were modified, including changing the amount of permitted capital expenditures, reducing the required minimum liquidity amount from $5.0 million to $4.0 million, restructuring the other existing financial covenants to correspond to the Company's revised business plan reflecting the delays in delivery of its second-generation satellites, and adding a new covenant with respect to its interest coverage ratio (as defined in the Facility Agreement). This new ratio requires that the Company must maintain an adjusted consolidated EBITDA to consolidated interest expense ratio (as defined in the Facility Agreement) of 0.95:1 for the December 31, 2014 measurement period, increasing gradually each semi-annual period until the requirement equals 5.00:1 for the five semi-annual measurement periods leading up to December 31, 2022.

•	The definition of Change of Control was amended to require a mandatory prepayment of the entire facility if Thermo and certain of its affiliates own less than 51% of the Company's voting common stock.

•	The required balance of the Debt Service Reserve Account was fixed at the current amount of approximately $37.9 million for the length of the Facility Agreement.

•	Any new subordinated indebtedness may not mature or pay cash interest prior to the final maturity date of the Facility Agreement.

•
The Company, while the Facility Agreement is outstanding, is prohibited from paying any cash dividends or repaying any principal or interest with respect to its indebtedness to Thermo under the Thermo Loan Agreement.

•The Company is prohibited from amending its material agreements without the lenders’ prior consent.

•	An event of default was added if any litigation against the Company results in a final judgment that imposes a material liability that was not anticipated by its business plan.

The Company evaluated the GARA under applicable accounting guidance and determined that the amendment and restatement of its Facility Agreement was a modification of the former indebtedness.

The Former Facility Agreement

In 2009, the Company entered into a facility agreement with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and agent for its facility agreement (the "Former Facility Agreement"). The Former Facility Agreement was amended and restated in 2013 (see discussion above). The Former Facility Agreement had a maturity of 84 months after the first principal repayment date, as amended. Semi-annual principal repayments were scheduled to begin on June 30, 2013, as amended. The Former Facility Agreement bore interest at a floating LIBOR rate, plus a margin of 2.25% through December 2017, increasing to 2.40% thereafter.

The Former Facility Agreement required the Company to maintain a total of $46.8 million in a debt service reserve account. The use of the funds in this account was restricted to making principal and interest payments under the Former Facility Agreement. The minimum required balance, not to exceed $46.8 million, fluctuated over time based on the timing of principal and interest payment dates. In December 2012, the amount required to be funded into the debt service reserve account was reduced by approximately $8.9 million due to the timing of the first principal repayment date scheduled for June 2013. In January 2013, the agent for the Former Facility Agreement permitted the Company to withdraw from the debt service reserve account $8.9 million that was in excess of the required balance to enable the Company to pay costs relating to the fourth launch of its second-generation satellites.

The Former Facility Agreement contained customary events of default and required the Company to satisfy various financial and non-financial covenants. As a result of the Thales arbitration ruling and the subsequent settlement agreements reached with Thales related to the arbitration ruling in 2012, the lenders concluded that events of default had occurred under the Former Facility Agreement. The Company was also in default of certain other financial and non-financial covenants, including, but not limited to, failing to make a payment of principal in June 2013 in accordance with the terms of the Former Facility Agreement, failure to maintain minimum required funding for its debt service account, and failure to achieve in-orbit acceptance of all of its second-generation satellites by April 2013. Prior to the Former Facility Agreement’s amendment and restatement in August 2013, the borrowings were shown as current on the Company's consolidated balance sheet in accordance with applicable accounting rules. The Company also projected that it would not be in compliance with certain future financial and non-financial covenants specified under the Former Facility Agreement. These events of default were waived or cured by the August 2013 amendment and restatement of the Former Facility Agreement.

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

The Contingent Equity Agreement provided that the Company would pay Thermo an availability fee of 10% per year for maintaining funds in the contingent equity account. This annual fee was payable solely in warrants to purchase common stock at $0.01 per share with a five-year exercise period from issuance. The number of shares issuable under the warrants was calculated by taking the outstanding funds available in the contingent equity account multiplied by 10% divided by the lower of the Company's common stock price on the issuance date or $1.37, but not to be lower than $0.20. Prior to June 19, 2012, the common stock price was subject to a reset provision on certain valuation dates whereby the warrant price used in the calculation would be the lower of the warrant price on the issuance date or the Company's common stock price on the valuation date. The warrants issued to Thermo are no longer subject to any reset provisions. The Company determined that the warrants issued in conjunction with the availability fee were derivatives and recorded the value of the derivatives as a component of other non-current liabilities, at issuance. The offset was recorded in other assets and was amortized over the one-year availability period. The warrants issued on June 19, 2012 were not subject to a reset provision subsequent to issuance and are therefore not considered a derivative instrument. The offset was recorded in other assets and was amortized over the one-year availability period. On June 19, 2012, the warrants issued on June 19, 2011 were no longer variable, and the related $5.9 million liability was reclassified to equity.

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

Since the origination of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase 41.5 million shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement and 160.9 million shares of common stock resulting from the Company's draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement. The Company also issued to Thermo 2.1 million shares of common stock resulting from the interest earned from the funds previously held in this account.

As of December 31, 2014, Thermo had exercised warrants to purchase approximately 11.3 million of these shares prior to the expiration of the associated warrants. See Note 4: Derivatives and Note 9: Related Party Transactions for additional information related to the warrants exercised in connection with the Contingent Equity Agreement.

No voting common stock is issuable if it would cause Thermo and its affiliates to own more than 70% of the Company's outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level.

Thermo Loan Agreement

The Company has an Amended and Restated Loan Agreement (the “Loan Agreement”) with Thermo whereby Thermo agreed to lend the Company $25.0 million for the purpose of funding the debt service reserve account required under the Facility Agreement. In 2011, this loan was increased to $37.5 million. This loan is subordinated to, and the debt service reserve account is pledged to secure, all of the Company's obligations under the Facility Agreement. Amounts deposited in the debt service reserve account are restricted to payments due under the Facility Agreement, unless otherwise authorized by the lenders.

The loan accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. The loan becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2014, $30.7 million of interest was outstanding and is included in the principal amount of the Thermo Loan Agreement. The amount by which the if-converted value of the the Thermo Loan Agreement exceeds the principal amount at December 31, 2014, assuming conversion at the closing price of the Company's common stock on that date of $2.75 per share, is approximately $244 million.

As additional consideration for the loan, the Company issued Thermo a warrant to purchase 4.2 million shares of common stock at $0.01 per share with a five-year exercise period. No voting common stock is issuable upon such exercise if such issuance would cause Thermo and its affiliates to own more than 70% of the Company's outstanding voting stock. The Company may issue nonvoting common stock in lieu of common stock to the extent issuing common stock would cause Thermo and its affiliates to exceed this 70% ownership level. The Company determined that the warrant was an equity instrument and recorded it as a part of stockholders’ equity with a corresponding debt discount of $5.2 million, which is netted against the principal amount of the loan. The Company accreted this debt discount associated with the warrant using an effective interest method to interest expense over the term of the loan agreement prior to the amendment and restatement as further discussed below.

As previously disclosed, in connection with the amendment and restatement of the Facility Agreement, the Company also amended and restated the Loan Agreement in July 2013. The Amended and Restated Loan Agreement made the following changes:

•	Provided that the indebtedness would be represented by a promissory note.

•
Provided that if a Fundamental Change (as defined in the Fourth Supplemental Indenture with respect to the 8.00% Notes issued in 2013) occurs prior to the repayment of the indebtedness, the Company would pay Thermo an amount equal to the Fundamental Make-Whole Amount (as defined in the New Indenture - see 8.00% Convertible Senior Notes Issued in 2013 below).

•
Provided that the indebtedness is convertible into common stock of the Company on substantially the same terms as the 8.00% Notes Issued in 2013, excluding the conversion features on special conversion dates as provided in the New Indenture.

The terms of the amendment and restatement were approved by a special committee of the Company's board of directors consisting solely of its unaffiliated directors. The committee was represented by independent legal counsel.

Based on the Company's evaluation of the Amended and Restated Loan Agreement, this transaction was determined to be an extinguishment of the debt under the prior Loan Agreement. The Company recorded a loss on the extinguishment of this debt of $66.1 million in its consolidated statement of operations during the third quarter of 2013. This loss represents the difference between the fair value of the Loan Agreement, as amended and restated, and its carrying value just prior to amendment and restatement. See Note 5: Fair Value Measurements for further discussion on the fair value of this instrument.

The Company evaluated the various embedded derivatives within the Loan Agreement and determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability in its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Loan Agreement.

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

5.75% Convertible Senior Unsecured Notes

In 2008, the Company issued $150.0 million aggregate principal amount of 5.75% Notes. The 5.75% Notes were senior unsecured debt obligations. The 5.75% Notes were to mature on April 1, 2028 and bore interest at a rate of 5.75% per annum. Interest on the 5.75% Notes was payable semi-annually in arrears on April 1 and October 1 of each year.

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

•	Approximately 30.3 million shares of the Company's voting common stock; and

•
Approximately $54.6 million principal amount of the Company's new 8.00% Convertible Senior Notes due April 1, 2028 (the “8.00% Notes Issued in 2013”), with an initial conversion price of $0.80 per share, subject to adjustment as described below.

In the Exchange Agreement, the Company also agreed that, if it granted certain liens to Thermo or its affiliates in connection with future financing transactions, the Exchanging Note Holders may participate in such transactions in an amount up to 50% of the participation of Thermo and its affiliates.

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

Based on the Company's evaluation of the exchange transaction, the Exchange Agreement was determined to be an extinguishment of the 5.75% Notes. As a result of this exchange, the Company recorded a loss on the extinguishment of debt of $47.2 million in its consolidated statement of operations during the second quarter of 2013. This loss represented the difference between the carrying value of the 5.75% Notes and the fair value of the consideration given in the exchange (including the new 8.00% Notes Issued in 2013, cash payments to both exchanging and non-exchanging holders, equity issued to the holders and other fees incurred in the exchange). See Note 5: Fair Value Measurements for further discussion of the fair value of this instrument.

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

•
Contemporaneously with, and as a condition to the closing of, any restructuring of the Facility Agreement, $20.0 million (less any amount contributed pursuant to the commitment described above with respect to the Company's minimum cash balance);

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

In accordance with the terms of the Common Stock Purchase Agreement and Common Stock Purchase and Option Agreement discussed below, Thermo contributed a total of $65.0 million to the Company in exchange for 171.9 million shares of its nonvoting common stock.

The Common Stock Purchase Agreement

On May 20, 2013, the Company and Thermo entered into a Common Stock Purchase Agreement pursuant to which Thermo purchased 78.1 million shares of common stock for $25.0 million ($0.32 per share). Thermo also agreed to purchase additional shares of common stock at $0.32 per share as and when required to fulfill its equity commitment described above to maintain the Company's consolidated unrestricted cash balance at not less than $4.0 million until the earlier of July 31, 2013 and the closing of a restructuring of the Facility Agreement. In furtherance thereof, at the closing of the transactions contemplated by the Exchange Agreement, Thermo purchased an additional 15.6 million shares of common stock for an aggregate purchase price of $5.0 million. In June 2013, Thermo purchased an additional 28.1 million shares of common stock for an aggregate purchase price of $9.0 million pursuant to the Common Stock Purchase Agreement. Pursuant to its commitment, Thermo invested a further $6.0 million on July 29, 2013 and $6.5 million on August 19, 2013, on terms later determined by a special committee of the Company's board of directors consisting solely of its unaffiliated directors as described below.

During the second quarter of 2013, Thermo purchased in total approximately 121.9 million shares of the Company's common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million. During the second quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in other income/expense on the consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company's common stock (measured as the closing stock price on the date of each sale). Pursuant to the Common Stock Purchase Agreement, the shares of common stock are intended to be shares of nonvoting common stock.

The terms of the Common Stock Purchase Agreement were approved by a special committee of the Company's board of directors consisting solely of its unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase Agreement were fair and in the best interests of the Company and its shareholders.

The Common Stock Purchase and Option Agreement

On October 14, 2013, the Company and Thermo entered into a Common Stock Purchase and Option Agreement pursuant to which Thermo agreed to purchase 11.5 million shares of the Company's non-voting common stock at a purchase price of $0.52 per share in exchange for the $6.0 million invested in July and an additional $20 million, or 38.5 million shares, of which $6.5 million was invested in August 2013 and the remaining $13.5 million was invested under the First Option, described below, in December 2013. The Common Stock Purchase and Option Agreement also granted the Company a First Option and a Second Option, as defined in the agreement, to sell to Thermo up to $13.5 million and $11.5 million, respectively, of nonvoting common stock, as and when exercised at the direction of the special committee through November 28, 2013 and December 31, 2013, respectively. The First Option to sell up to $13.5 million in shares to Thermo was at a purchase price of $0.52 per share. The Second Option to sell up to $11.5 million in shares to Thermo was at a price equal to 85% of the average closing price of the voting common stock during the ten trading days immediately preceding the date of the special committee’s request. In November 2013, with the approval of the special committee, the Company and Thermo amended the Common Stock Purchase and Option Agreement to defer the expiration date of the Second Option to March 31, 2014. The Second Option under the Common Stock Purchase and Option Agreement was not exercised and therefore has expired.

During the third quarter of 2013, Thermo purchased approximately 24.0 million shares of the Company's common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million. During the third quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $2.4 million (included in other income/expense in the consolidated statement of operations), representing the difference between the purchase price and the fair value of the common stock (measured as the closing stock price on the date of each sale).

In November 2013, the Company exercised the First Option, and on December 27, 2013 Thermo purchased 26.0 million shares of common stock at a purchase price of $0.52 per share for a total additional investment of $13.5 million.

The terms of the Common Stock Purchase and Option Agreement were approved by a special committee of the board of directors consisting solely of the unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of the Common Stock Purchase and Option Agreement were fair and in the best interests of the Company and its shareholders.

Share Lending Agreement

Concurrently with the 2008 offering of the 5.75% Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Merrill Lynch International (the “Borrower”), pursuant to which the Company agreed to lend up to

36.1 million shares of common stock (the “Borrowed Shares”) to the Borrower, subject to certain adjustments, for a period ending on the earliest of (i) at the Company's option, at any time after the entire principal amount of the 5.75% Notes ceases to be outstanding, (ii) the written agreement of the Company and the Borrower to terminate, (iii) the occurrence of a Borrower default, at the option of Lender, and (iv) the occurrence of a Lender default, at the option of the Borrower. Pursuant to the Share Lending Agreement, upon the termination of the share loan, the Borrower was required to return the Borrowed Shares to the Company. Upon the conversion of 5.75% Notes (in whole or in part), a number of Borrowed Shares proportional to the conversion rate for such notes was required to be returned to the Company. At the Company's election, the Borrower was permitted to deliver cash equal to the market value of the corresponding Borrowed Shares instead of returning to the Company the Borrowed Shares otherwise required by conversions of 5.75% Notes.

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

During July 2013, in connection with the exchange or redemption of all of the 5.75% Notes, the Company and the Borrower terminated the Share Lending Agreement. In connection with this termination, the Borrower returned 10.2 million Borrowed Shares to the Company and paid approximately $4.4 million in cash for the remaining 7.1 million Borrowed Shares. As of December 31, 2012, approximately 17.3 million Borrowed Shares were outstanding. During 2013, the Share Lending Arrangement was terminated and all Borrowed Shares had been either returned to the Company or purchased by the Borrower.

8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, pursuant to the Exchange Agreement, the Company issued $54.6 million aggregate principal amount of 8.00% Convertible Senior Notes (the “8.00% Notes Issued in 2013”) to the Exchanging Note Holders. The 8.00% Notes Issued in 2013 are convertible into shares of common stock at an initial conversion price of $0.80 per share of common stock, or 1,250 shares of common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment as provided in the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (the “New Indenture”). The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price as described below.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations. There is no sinking fund for the 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features as described below, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and additional 8.00% Notes Issued in 2013 at a rate of 2.25% per annum.

Subject to certain conditions set forth in the New Indenture, including prior approval of the Majority Lenders (as defined in the Facility Agreement), the Company may redeem the 8.00% Notes Issued in 2013, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus all accrued and unpaid interest thereon.

A holder of 8.00% Notes Issued in 2013 has the right, at the Holder’s option, to require the Company to purchase some or all of the 8.00% Notes Issued in 2013 held by it on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be purchased plus accrued and unpaid interest.

A holder of the 8.00% Notes Issued in 2013 has the right, at the holder’s option, to require the Company to purchase some or all of the 8.00% Notes Issued in 2013 held by it at any time if there is a Fundamental Change. A Fundamental Change occurs if the Company's common stock ceases to be traded on a stock exchange or an established over-the-counter market or if there is a change of control. If there is a Fundamental Change, the purchase price of any 8.00% Notes Issued in 2013 purchased by the Company will be equal to its principal amount plus accrued and unpaid interest and a Fundamental Change Make-Whole Amount calculated as provided in the New Indenture.

Subject to the procedures for conversion and other terms and conditions of the New Indenture, a holder may convert its 8.00% Notes Issued in 2013 at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the Company's option, cash in lieu of all or a portion thereof, provided that, under the

Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders). Upon conversion, the holder will be entitled to receive shares of common stock, cash or a combination thereof (provided that, under the Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders), in such amounts and subject to terms and conditions set forth in the New Indenture. The Company will pay cash in lieu of fractional shares otherwise issuable upon conversion of the 8.00% Notes Issued in 2013 as specified in the Indenture.

A holder was also entitled to elect to convert up to 15% of its 8.00% Notes Issued in 2013 on each of July 19, 2013 and March 20, 2014. If a holder elected to convert on either of those dates, it would receive, at the Company's option, either cash equal to the par value of the 8.00% Notes Issued in 2013 plus accrued interest (provided that, under the Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders) or shares of common stock equal to the principal amount of the 8.00% Notes Issued in 2013 to be converted plus accrued interest divided by the lower of the average price of the common stock in a specified period and $0.50. On July 19, 2013, $7.0 million principal amount (approximately 12.9% of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of 14.3 million shares. On March 20, 2014, $7.0 million principal amount (approximately 15.0% of the outstanding principal amount) of 8.00% Notes Issued in 2013 were converted, resulting in the issuance of an additional 14.6 million shares.

Through December 31, 2014, a total of $32.9 million principal amount of 8.00% Notes Issued in 2013 had been converted, resulting in the issuance of approximately 60.3 million shares of voting common stock relating to the special conversions discussed above as well as normal conversions pursuant to the terms of the New Indenture. The Company recorded a gain on extinguishment of debt related to these conversions of approximately $4.2 million as of December 31, 2013 and a loss on extinguishment of debt of $44.1 million as of December 31, 2014. Pursuant to the terms in the New Indenture for the 8.00% Notes Issued in 2013 for normal conversions, holders receive conversion shares over a 40-consecutive trading day settlement period. As a result of this feature, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's debt balance outstanding. During November 2014, the Company received notice of conversion of approximately $0.7 million principal amount of 8.00% Notes Issued in 2013. As of December 31, 2014, $0.2 million of this conversion had not been settled.

The base conversion rate may be adjusted on each of April 1, 2014 and April 1, 2015 based on the average price of the Company's common stock in the 30-day period ending on that date. If the base conversion rate is adjusted on April 1, 2014 or April 1, 2015, the Company also will provide additional consideration to the holders of the 8.00% Notes Issued in 2013 in an amount equal to 25% of the principal amount of the outstanding 8.00% Notes Issued in 2013, payable in equity or cash at the Company's election (provided, under the Facility Agreement, that the Company may pay cash only with the consent of the Majority Lenders). That consideration will not reduce the principal amount of the 8.00% Notes Issued in 2013 or any interest otherwise payable on the 8.00% Notes Issued in 2013. The base conversion rate was not adjusted on April 1, 2014.

The New Indenture also provides for other customary adjustments of the base conversion rate, including upon the Company's sale of additional equity securities at a price below the then applicable conversion price. Due to common stock issuances since May 20, 2013, the base conversion rate was reduced to $0.73 per share of common stock as of December 31, 2014. The amount by which the if-converted value of the 8.00% Notes Issued in 2013 exceeds the principal amount at December 31, 2014, assuming conversion at the closing price of the Company's common stock on that date of $2.75 per share, is approximately $84 million.

The New Indenture provides that the Company and its subsidiaries may not, with specified exceptions, including the liens securing the Facility and liens approved in writing by the Agent, create, incur, assume or suffer to exist any lien on any of its assets, provided that if the Company or any of its subsidiaries creates, incurs or assumes any lien which is junior to the most senior lien securing the Facility Agreement (other than a lien pursuant to a restructuring of the Facility Agreement in which and its affiliates do not participate as a secured lender), the Company must promptly issue to the holders of the 8.00% Notes Issued in 2013 $3.6 million (representing 5.0% of the principal amount of the 5.75% Notes outstanding on the date of the Exchange Agreement, which was $71.8 million) of shares of the Company's common stock. At December 31, 2014, the Company did not expect that a lien will be created that does not meet at least one of the specified exceptions in the New Indenture, and therefore accrued no amount for this feature at December 31, 2014.

The New Indenture provides for customary events of default, including without limitation, failure to pay principal or premium on the 8.00% Notes Issued in 2013 when due or to distribute cash or shares of common stock when due as described above; failure by the Company to comply with its obligations and covenants in the New Indenture; default by the Company in the payment of principal or interest on any other indebtedness for borrowed money with a principal amount in excess of $10.0 million, if such indebtedness is accelerated and not rescinded with 30 days; rendering of certain final judgments; failure by Thermo to fulfill the contribution obligations described above; and certain events of insolvency or bankruptcy. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. The Company was not in default under the 8.00% Notes Issued in 2013 as of December 31, 2014.

The Company evaluated the various embedded derivatives within the New Indenture and determined that the conversion option and the contingent put feature within the New Indenture required bifurcation from the 8.00% Notes Issued in 2013. The conversion option and the contingent put feature were not deemed clearly and closely related to the 8.00% Notes Issued in 2013 and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability in the consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013.

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

5.0% Convertible Senior Notes

In June 2011, the Company issued $38.0 million in aggregate principal amount of the 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15.2 million shares of voting common stock. The 5.0% Notes were convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Notes were guaranteed on a subordinated basis by substantially all of the Company's domestic subsidiaries, on an unconditional joint and several basis, pursuant to a Guaranty Agreement. The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions, and a reset of the conversion and exercise price on April 15, 2013 if the common stock were below the initial conversion and exercise price at that time. On April 15, 2013, the base conversion rate for the 5.0% Notes and the exercise price of the 5.0% Warrants were reset to $0.50 and $0.32, respectively.

The 5.0% Notes were senior unsecured debt obligations and ranked pari passu with the Company's 8.00% Notes Issued in 2009 and existing 8.00% Notes Issued in 2013 and were subordinated to the Company's obligations pursuant to its Facility Agreement. There was no sinking fund for the 5.0% Notes. The 5.0% Notes were scheduled to mature at the earlier to occur of December 14, 2021, or six months following the maturity date of the Facility Agreement and bore interest at a rate of 5.0% per annum. Interest on the notes was payable in-kind semi-annually in arrears on June 15 and December 15 of each year. Under certain circumstances, interest on the 5.0% Notes may have been payable in cash at the election of the holder if such payments are permitted under the Facility Agreement.

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

Holders could convert their 5.0% Notes into voting common stock at their option at any time. Upon conversion of the 5.0% Notes, the Company paid the holders of the 5.0% Notes a make-whole premium by increasing the number of shares of common stock delivered upon such conversion. The number of additional shares constituting the make-whole premium per $1,000 principal amount of 5.0% Notes was equal to the quotient of (i) the aggregate principal amount of the 5.0% Notes so converted multiplied by 25.00%, less the aggregate interest paid on such Securities prior to the applicable Conversion Date divided by (ii) 95% of the volume-weighted average Closing Price of the Common Stock for the 10 trading days immediately preceding the conversion date.

Pursuant to the terms of the 5.0% Notes Indenture, if, at any time on or after June 14, 2013 and on or prior to Stated Maturity, the closing price of the common stock exceeded 200% of the conversion price then in effect for at least 30 consecutive trading days, then, at the Company's option, all Securities then outstanding were to convert automatically into shares of common stock. The conditions for the automatic conversion were met, and the Company elected to convert all outstanding 5.0% Notes into shares of common stock on November 7, 2013.

Prior to November 7, 2013, approximately $17.5 million principal amount of 5.0% Notes had been converted resulting in the issuance of 41.1 million shares of the Company's common stock and 5.0% Warrants had been exercised to purchase 7.2 million shares of common stock, which resulted in the Company issuing 6.7 million shares of common stock and receiving $2.0 million. On November 7, 2013, approximately $24.2 million, representing the remaining principal amount of 5.0% Notes plus paid in kind interest added to the principal amount of the 5.0% Notes, of 5.0% Notes were converted, resulting in the issuance of 51.9 million shares of the Company's common stock. 5.0% Warrants to purchase eight million shares of common stock were outstanding as of December 31, 2014.

Subject to certain exceptions set forth in the supplemental indenture, if certain changes of control or events relating to the listing of the common stock occur (a “fundamental change”), the 5.0% Notes were subject to repurchase for cash at the option of the holders of all or any portion of the 8.00% Notes Issued in 2009 at a purchase price equal to 100% of the principal amount of the 8.00% Notes Issued in 2009, plus a make-whole payment and accrued and unpaid interest, if any. Holders that require the Company to repurchase 8.00% Notes Issued in 2009 upon a fundamental change may elect to receive shares of common stock in lieu of cash. Such holders would receive a number of shares equal to (i) the number of shares they would have been entitled to receive upon conversion of the 8.00% Notes Issued in 2009, plus (ii) a make-whole premium of 12% or 15%, depending on the date of the fundamental change and the amount of the consideration, if any, received by the Company's stockholders in connection with the fundamental change.

The Company evaluated the various embedded derivatives resulting from the conversion rights and features within the Indenture for bifurcation from the 5.0% Notes.  Due to the provisions and reset features in the 5.0% Warrants, the Company recorded the 5.0% Warrants as equity with a corresponding debt discount which is netted against the face value of the 5.0% Notes. The Company accreted the debt discount associated with the 5.0% Warrants to interest expense over the term of the 5.0% Warrants using the effective interest rate method. The Company determined the relative fair value of the 5.0% Warrants using a blend of a Monte Carlo simulation model and market prices based upon a risk-neutral stock price model.

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and had to be bifurcated as a standalone derivative. The Company recorded this embedded derivative liability as a non-current liability in its consolidated balance sheet with a corresponding debt discount which was netted against the principal amount of the 5.0% Notes.

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

As the remaining amount of 5.0% Notes converted prior to full accretion of the discounts created by the BCF, the Company recorded approximately $12.9 million of the unamortized discount for the BCF and other separable instruments to interest expense during the fourth quarter of 2013. The Company also recorded approximately $0.8 million to derivative gain for the derivative embedded in the 5.0% Notes that is no long outstanding as a result of this conversion.

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

8.00% Convertible Senior Unsecured Notes Issued in 2009

Pursuant to the terms of the indenture governing the 8.00% Notes Issued in 2009, if at any time the closing price of the common stock exceeds 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 would have been automatically converted into common stock. The condition for the automatic conversion was met on April 15, 2014, and all outstanding 8.00% Notes Issued in 2009 (approximately $37.8 million principal amount at that time) converted on that date into approximately 34.5 million shares of voting common stock. Prior to expiration of the 8.00% Warrants and the automatic conversion of the 8.00% Notes Issued in 2009, the exercise price of the 8.00% Warrants was $0.32 and the base conversion price of the 8.00% Notes Issued in 2009 was $1.14.

In June 2009, the Company sold $55.0 million in aggregate principal amount of 8.00% Convertible Senior Unsecured Notes (the “8.00% Notes Issued in 2009”) and Warrants (the “8.00% Warrants”) to purchase 15.3 million shares of common stock. The 8.00% Notes Issued in 2009 were subordinated to all of the Company's obligations under the Facility Agreement. The 8.00% Notes Issued in 2009 were senior unsecured debt obligations and, except as described in the preceding sentence, ranked pari passu with the Company's existing unsecured, unsubordinated obligations, including the 8.00% Notes Issued in 2013. The 8.00% Notes Issued in 2009 were to mature at the later of the tenth anniversary of closing (June 19, 2019) or six months following the maturity date of the Facility Agreement and bore interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2009 was payable in the form of additional 8.00% Notes Issued in 2009 or, subject to certain restrictions, in common stock at the option of the holder. Interest was payable semi-annually in arrears on June 15 and December 15 of each year.

The 8.00% Warrants had full ratchet anti-dilution protection and the exercise price of the Warrants was subject to adjustment under certain other circumstances. In the event of certain transactions that involve a change of control, the holders of the 8.00% Warrants have the right to make the Company purchase the warrants for cash, subject to certain conditions. The exercise period for the 8.00% Warrants began on December 19, 2009 and ended on June 19, 2014. As a result of the expiration of this period on June 19, 2014, all outstanding 8.00% Warrants were exercised during the second quarter of 2014, resulting in the issuance of 38.2 million shares of the Company's common stock.  Holders of the 8.00% Warrants had the right to exercise on either a cash or cashless basis. The Company received approximately $7.5 million in cash as a result of these exercises.

Subject to certain exceptions set forth in the supplemental indenture, if certain changes of control or events relating to the listing of the common stock occur (a “fundamental change”), the 8.00% Notes Issued in 2009 were subject to repurchase for cash at the option of the holders of all or any portion of the 8.00% Notes Issued in 2009 at a purchase price equal to 100% of the principal amount of the 8.00% Notes Issued in 2009, plus a make-whole payment and accrued and unpaid interest, if any. Holders that require the Company to repurchase 8.00% Notes Issued in 2009 upon a fundamental change could elect to receive shares of common stock in lieu of cash. Such holders would have received a number of shares equal to the number of shares they would have been entitled to receive upon conversion of the 8.00% Notes Issued in 2009, plus a make-whole premium of 12% or 15%, depending on the date of the fundamental change and the amount of the consideration, if any, received by the Company's stockholders in connection with the fundamental change.

The Company recorded the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009 as a compound embedded derivative liability on the consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes Issued in 2009. Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability in the consolidated balance sheets with a corresponding debt discount, which is netted against the principal amount of the 8.00% Notes Issued in 2009.

Prior to the automatic conversion of these notes, the Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes Issued in 2009 using an effective interest rate method. The fair value of the compound embedded derivative liability was being marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices. Upon the automatic conversion of the 8.00% Notes Issued in 2009, the remaining debt discount and derivative liability were written off through extinguishment gain (loss). The Company recorded a gain on extinguishment of debt of approximately $4.3 million related to these conversions.

Due to the cash settlement provisions and reset features in the 8.00% Warrants, the Company initially recorded the 8.00% Warrants as a component of other non-current liabilities on the consolidated balance sheet with a corresponding debt discount which is netted with the face value of the 8.00% Notes Issued in 2009. Prior to exercise, the Company was accreting the debt discount associated with the 8.00% Warrants liability to interest expense over the term of the 8.00% Notes Issued in 2009 using an effective interest rate method. The fair value of the 8.00% Warrants liability was marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the 8.00% Warrants derivative using a blend of a Monte Carlo simulation model and market prices. As the exercise period for the 8.00% Warrants expired in June 2014, the Company had classified this derivative liability as current in the consolidated balance sheet at December 31, 2013.

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

Fair value of compound embedded derivative	$23,542
Fair value of Warrants	12,791
Debt	18,667
Face Value of 8.00% Notes Issued in 2009	$55,000

Warrants Outstanding

As a result of the borrowings described above there were warrants outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	December 31,		December 31,
	2014	2013	2014	2013
Contingent Equity Agreement (1)	30,191,866	41,467,980	$0.01	$0.01
Thermo Loan Agreement (2)	—	4,205,608	—	0.01
5.0% Notes (3)	8,000,000	8,000,000	0.32	0.32
8.00% Notes Issued in 2009 (4)	—	39,842,813	—	0.32
	38,191,866	93,516,401

(1)
Warrants issued in connection with the Contingent Equity Agreement have a five-year exercise period from issuance. These warrants were originally issued between June 2009 and June 2012 and the exercise periods related to the remaining unexercised warrants will expire from June 2015 to June 2017.

(2)	The exercise period of the warrants issued in connection with the Thermo Loan Agreement was five years from issuance, which ended June 2014.

(3)
On April 15, 2013, the exercise price of the 5.0% Warrants was reset to $0.32 due to the reset provision in the indenture. The 5.0% Warrants are exercisable until five years after their issuance, which is June 2016.

(4)
According to the terms of the indenture, additional 8.00% Warrants would have been issued to holders if shares of common stock were issued below the then current warrant strike price. The exercise period for the 8.00% Warrants began on December 19, 2009 and ended on June 14, 2014.

Debt maturities

Annual debt maturities for each of the five years following December 31, 2014 and thereafter are as follows (in thousands):

2015	$6,450
2016	32,835
2017	75,755
2018	100,665
2019	94,870
Thereafter	362,674
Total	$673,249

Amounts in the above table are calculated based on amounts outstanding at December 31, 2014, and therefore exclude paid-in-kind interest payments that will be made in future periods.

The 8.00% Notes Issued in 2013 are subject to repurchase by the Company at the option of the holders on April 1, 2018. As such, the amounts are included in the 2018 maturities in the table above.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012, the Company entered into a Common Stock Purchase Agreement with Terrapin pursuant to which the Company may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term, and in the Company's sole discretion, it may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over 10 consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares equals the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 3.5% to 8% based on a minimum price that the Company solely specifies. In addition, in the Company's sole discretion, but subject to certain limitations, it may require Terrapin to purchase a percentage of the daily trading volume of the Company's common stock for each trading day during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of the then issued and outstanding shares of voting common stock.

When the Company makes a draw under the Terrapin equity line agreement, it will issue Terrapin shares of common stock calculated using a price per share as specified in the agreement. As of December 31, 2014, Terrapin had purchased a total of 6.1 million shares of voting common stock at a purchase price of $6.0 million pursuant to the terms of the agreement. In February 2015, the Company drew $10.0 million under the agreement with Terrapin, which amount was an Equity Cure Contribution under the terms of the Facility Agreement, and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. As a result, the Company was in compliance with its financial and non-financial covenants as of December 31, 2014. The Company anticipates that it will make additional draws under the Terrapin Agreement during 2015 to achieve compliance with its financial covenants under the Facility Agreement.

4. DERIVATIVES

In connection with certain borrowings disclosed in Note 3: Long-Term Debt and Other Financing Arrangements, the Company was required to record derivative instruments on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following tables disclose the fair values and classification of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31, 2014	December 31, 2013
Intangible and other assets:
Interest rate cap	$46	$185
Total intangible and other assets	$46	$185

Derivative liabilities, current:
Warrants issued with 8.00% Notes Issued in 2009	—	(57,048)

Derivative liabilities, non-current:
Compound embedded derivative with 8.00% Notes Issued in 2009	$—	$(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	(79,040)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(362,510)	(229,662)
Total derivative liabilities, non-current:	(441,550)	(405,478)

Total derivative liabilities, current and non-current	$(441,550)	$(462,526)

The following tables disclose the changes in value recorded as derivative gain (loss) on the Company’s consolidated statement of operations (in thousands):

	Year ended December 31,
	2014	2013	2012
Interest rate cap	$(139)	$101	$(171)
Warrants issued with 8.00% Notes Issued in 2009	(67,523)	(54,518)	4,218
Compound embedded derivative with 8.00% Notes Issued in 2009	(16,406)	(61,859)	2,546
Warrants issued in conjunction with Contingent Equity Agreement	—	—	302
Contingent put feature embedded in the 5.0% Notes	—	2,978	79
Compound embedded derivative with 8.00% Notes Issued in 2013	(69,133)	(64,153)	—
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(132,848)	(128,548)	—
Total derivative gain (loss)	$(286,049)	$(305,999)	$6,974

 Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, which provides for interest at a variable rate, the Company entered into five 10-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for a portion of the exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the consolidated statements of operations.

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

Contingent Put Feature Embedded in the 5.0% Notes

As a result of the contingent put feature within the 5.0% Notes, the Company recorded a derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the principal amount of the 5.0% Notes.  The Company determined the fair value of the contingent put feature derivative using a blend of a Monte Carlo simulation model and market prices. On November 7, 2013, the remaining principal amount of the 5.0% Notes was converted into common stock; therefore the derivative liability embedded in the 5.0% Notes is no longer outstanding (see further discussion in Note 3: Long-Term Debt and Other Financing Arrangements).

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2014:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$46	$—	$46
Total assets measured at fair value	$—	$46	$—	$46

Liabilities:
Warrants issued with 8.00% Notes Issued in 2009	$—	$—	$—	$—
Compound embedded derivative with 8.00% Notes Issued in 2009	—	—	—	—
Compound embedded derivative with 8.00% Notes Issued in 2013	—	—	(79,040)	(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(362,510)	(362,510)
Total liabilities measured at fair value	$—	$—	$(441,550)	$(441,550)

	Fair Value Measurements at December 31, 2013:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$185	$—	$185
Total assets measured at fair value	$—	$185	$—	$185

Liabilities:
Derivative Liabilities:
Warrants issued with 8.00% Notes Issued in 2009	$—	$—	$(57,048)	$(57,048)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	—	(66,022)	(66,022)
Compound embedded derivative with 8.00% Notes Issued in 2013	—	—	(109,794)	(109,794)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(229,662)	(229,662)
Total Derivative Liabilities	—	—	(462,526)	(462,526)

Other Liabilities:
Liability for contingent consideration	—	—	(1,923)	(1,923)

Total liabilities measured at fair value	$—	$—	$(464,449)	$(464,449)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

The derivative liabilities in Level 3 include the 8.00% Warrants issued with the 8.00% Notes Issued in 2009 (prior to June 2014), the compound embedded derivative in the 8.00% Notes Issued in 2009 (prior to April 2014), the contingent put feature embedded in the 5.0% Notes (prior to November 2013), the compound embedded derivative in the 8.00% Notes Issued in 2013 and the compound embedded derivative in the Amended and Restated Loan Agreement with Thermo. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models as of December 31, 2014 and December 31, 2013 are shown in the tables below:

	Level 3 Inputs at December 31, 2014:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	70 - 100%	1.2%	$0.73	$2.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50 - 100%	2.1%	$0.73	$2.75

	Level 3 Inputs at December 31, 2013:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Warrant Exercise Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2009	65 - 100%	1.5%	$1.14	N/A	$1.75
Warrants issued with 8.00% Notes Issued in 2009	100%	0.1%	N/A	$0.32	$1.75
Compound embedded derivative with 8.00% Notes Issued in 2013	65 - 100%	1.5%	$0.73	N/A	$1.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	65 - 100%	3.0%	0.73	N/A	$1.75

 Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased 58% from December 31, 2013 to December 31, 2014. As the stock price increases above the current conversion prices or exercise prices for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s consolidated balance sheet. The Company uses a blend of a Monte Carlo simulation model and market prices to determine the fair value of the derivative valuations. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

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

Compound Embedded Derivative with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative with the 8.00% Notes Issued in 2009 included payment in kind interest payments, make whole premiums and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2009, the base conversion rate cannot reset to lower than $1.00; therefore if the Company had made future equity issuances at prices below the then current conversion price, this conversion price would have been adjusted downward to as low as $1.00.

As discussed in Note 3: Long-Term Debt and Other Financing Arrangements, pursuant to the terms of the indenture governing the 8.00% Notes Issued in 2009, if at any time the closing price of the common stock had exceeded 200% of the conversion price of the 8.00% Notes Issued in 2009 then in effect for 30 consecutive trading days, all of the outstanding 8.00% Notes Issued in 2009 automatically would have been converted into common stock. This condition for the automatic conversion was met on April 15, 2014, and all outstanding 8.00% Notes Issued in 2009 converted into shares of the Company’s common stock; accordingly, this derivative liability is no longer outstanding.

Warrants Issued with 8.00% Notes Issued in 2009

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the 8.00% Warrants issued with the 8.00% Notes Issued in 2009 included certain reset features. Pursuant to the terms of the 8.00% Warrants, there was no floor within the reset feature for the exercise price of the 8.00% Warrants; therefore if the Company had made future equity issuances at prices below the current exercise price, this exercise price would have be adjusted downward. If the stock price on the issuance date had been less than the then current exercise price of the outstanding 8.00% Warrants, additional warrants would have been issued, which would have increased the fair value of the warrant liability.

The exercise period for the 8.00% Warrants expired in June 2014; accordingly, this derivative liability is no longer outstanding.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Company’s 8.00% Notes Issued in 2013 includes payment in kind interest payments, make whole premiums, and automatic conversions. Pursuant to the terms of the 8.00% Notes Issued in 2013 Indenture, there are also special distributions and certain put and call features within the notes which impact the valuation model. The trading activity in the market provides the Company with additional valuation support. In 2014, the Company applied a scaling factor to the fair value of the embedded derivative to align the fair value produced from the valuation model to the fair value of the notes traded in the market.

Compound Embedded Derivative with Amended and Restated Thermo Loan Agreement

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Amended and Restated Loan Agreement with Thermo includes payment in kind interest payments, make whole premiums, and automatic conversions. The compound embedded derivative in the Amended and Restated Loan Agreement with Thermo contains similar features to the 8.00% Notes Issued in 2013. As stated in the previous section, in 2014, the Company applied a scaling factor to the fair value of the embedded derivative in the 8.00% Notes Issued in 2013 to align the fair value produced from the valuation model to the fair value of the notes traded in the market. Due to the similarities in the debt instruments, a similar weight factor was applied to the embedded derivative in the Amended and Restated Loan Agreement with Thermo.

Other Liabilities

Liability for Contingent Consideration

In connection with the acquisition of Axonn LLC (“Axonn”) in December 2009, the Company is obligated to pay up to an additional $10.8 million in contingent consideration for earnouts based on sales of existing and new products over a five-year earnout period beginning January 1, 2010. The Company will make earnout payments in stock not to exceed 26.7 million shares of common stock (10% of the Company’s pre-transaction outstanding shares of common stock), but at its option may make payments in cash after 13.0 million shares have been issued. The Company’s initial estimate of the total earnout expected to be paid was $10.8 million. Since the earnout period started, the Company has made revisions to this estimate, which was $9.6 million at December 31, 2014. Through December 31, 2014, the Company had made $9.1 million in earnout payments by issuing 18.8 million shares of voting common stock. The liability of $0.5 million recorded at December 31, 2014 represents the last remaining earnout payment to be made under the agreement based on actual sales during the fourth quarter of 2014. This amount is no longer an estimate of fair value as of December 31, 2014.

At previous balance sheet dates, the fair value of the accrued contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the Company's achievement of specific performance metrics through the remaining earnout period. The change in fair value of the contingent consideration is recorded through accretion expense in the Company’s consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of the Company’s liability for contingent consideration are projected future sales of existing and new products as well as earnout payments made each quarter determined by actual product sales. Decreases in forecasted sales would have resulted in a lower fair value measurement.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2014 as follows (in thousands):

Balance at December 31, 2013	$(464,449)
Removal of liability for contingent consideration as no longer recorded at fair value	1,923
Derivative adjustment related to conversions and exercises	306,886
Unrealized loss, included in derivative gain (loss)	(285,910)
Balance at December 31, 2014	$(441,550)

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During 2014, there were no material items remeasured at fair value on a nonrecurring basis. During 2013, items measured on a nonrecurring basis included the 8.00% Notes Issued in 2013, the Amended and Restated Thermo Loan Agreement with Thermo and equity issued in connection with the Exchange Agreement and the Consent Agreement. As a result of certain transactions that have occurred with the Company’s debt instruments, the Company was required to record these items at fair value as of the date of the respective agreements. See below for a further discussion of the fair value measurement for each item measured on a nonrecurring basis.

8.00% Notes Issued in 2013

The Company was required to record the 8.00% Notes Issued in 2013 initially at fair value as the issuance was considered to be an extinguishment of debt. Level 3 inputs were required to be used as there was not an active market for a substantial period of time between the issuance date and the balance sheet date. As of the issuance date, the fair value of the notes was $27.9 million and the fair value of the compound embedded derivative liability was $56.7 million, for a total fair value of the 8.00% Notes Issued in 2013 of $84.6 million. As stated above, the value of the compound embedded derivative was bifurcated from the 8.00% Notes Issued in 2013 and is marked to market on a recurring basis. The Company recorded a loss on extinguishment of debt of $47.2 million in its consolidated statement of operations during the second quarter of 2013. This loss was computed as the difference between the net carrying amount of the old 5.75% Notes of $71.8 million and the fair value of consideration given in the exchange of $119.0 million (including the new 8.00% Notes Issued in 2013, cash payments to both exchanging and non-exchanging holders, equity issued to the exchanging holders and other fees incurred for the exchange). See Note 3: Long-Term Debt and Other Financing Arrangements and Note 4: Derivatives for further discussion.

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

Amended and Restated Loan Agreement with Thermo

The Company was required to record this Loan Agreement initially at fair value as the amendment and restatement of the Loan Agreement was considered to be an extinguishment of debt. Level 3 inputs were required to be used as there is not an active market for this debt instrument. As of the amendment and restatement date, the fair value of the Loan Agreement was $19.0 million and the fair value of the compound embedded derivative liability was $101.1 million, for a total fair value of the Loan Agreement of

$120.1 million. As stated above, the value of the compound embedded derivative was bifurcated from the Loan Agreement and is marked to market on a recurring basis. The Company recorded a loss on extinguishment of debt of $66.1 million in its consolidated statement of operations for the third quarter of 2013. This loss was computed as the difference between the fair value of the debt, as amended and restated, and its carrying value just prior to amendment and restatement. See Note 3: Long-Term Debt and Other Financing Arrangements and Note 4: Derivatives for further discussion.

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

Equity issued in connection with the Exchange Agreement

The stockholders’ equity balances measured on a nonrecurring basis in Level 1 include the approximately 30.3 million shares of voting common stock of the Company issued to Exchanging Note Holders in partial payment for exchanged 5.75% Notes in connection with the Exchange Agreement executed on May 20, 2013. The Company was required to record this equity issuance at fair value initially as the Exchange Agreement was considered to be an extinguishment of debt. See Note 3: Long-Term Debt and Other Financing Arrangements for further discussion. The Company calculated the aggregate fair value of the shares issued as approximately $12.1 million using the closing stock price on the issuance date (May 20, 2013) and included that amount in stockholders’ equity in its consolidated balance sheet.

Equity issued in connection with the Consent Agreement

On May 20, 2013, the Company and Thermo entered into the Consent Agreement. The commitments between the Company and Thermo pursuant to the Consent Agreement represent a written forward contract under the applicable accounting rules the equity issuances under the Consent Agreement are therefore required to be recorded at fair value. On May 20, 2013, the Company and Thermo also entered into the Common Stock Purchase Agreement, and subsequently on October 14, 2013, the Common Stock Purchase and Option Agreement. Those agreements defined the pricing terms for certain equity purchases under the Consent Agreement. The following table summarizes the amount invested in the Company pursuant to the Consent Agreement with Thermo (dollars in thousands, except amounts per share):

	Amount Invested	Issuance Price per Share	Closing Price per Share	Discount Value (4)	Total Fair Value	Shares Issued (5)
May 20, 2013 (1)	$25,000	$0.32	$0.40	$6,250	$31,250	78,125,000
May 20, 2013 (1)	5,000	0.32	0.40	1,250	6,250	15,625,000
June 28, 2013 (1)	9,000	0.32	0.55	6,469	15,469	28,125,000
July 29, 2013 (2)	6,000	0.52	0.62	1,154	7,154	11,538,462
August 19, 2013 (2)	6,500	0.52	0.62	1,250	7,750	12,500,000
December 27, 2013 (2)	13,500	0.52	1.82	33,750	47,250	25,961,538
Total (3)	$65,000			$50,123	$115,123	171,875,000

(1)
Amounts were invested pursuant to the terms of the Consent Agreement and the Common Stock Purchase Agreement. The fair value of these investments of $53.0 million is recorded in additional paid-in-capital on the Company’s consolidated balance sheet.

(2)
Amounts were invested pursuant to the terms of the Consent Agreement and the Common Stock Purchase and Option Agreement. The fair value of these investments of $62.2 million is recorded in additional paid-in-capital on the Company’s consolidated balance sheet.

(3)
Pursuant to the terms of the Consent Agreement, certain equity transactions which result in cash invested into Globalstar may reduced the amounts committed by Thermo. Since the execution of the Consent Agreement, the Company had received approximately $20.0 million through warrant exercises and other equity issuances in addition to amounts received through the Company’s exercise of the First Option under the Common Stock Purchase and Option Agreement (see Note 3: Long-Term Debt and Other Financing Arrangements for further discussion).

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

Long-Lived Assets

The following tables reflect the fair value measurements used in testing the impairment of long-lived assets at December 31, 2014 and 2012. For the year ended December 31, 2013, there were no events or changes in circumstances indicating that the carrying amount of long-lived assets may not be recoverable. Therefore, no impairment loss was recorded. Amounts shown below are in thousands.

	Fair Value Measurements at December 31, 2014:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Property and equipment, net	$—	$—	$1,113,560	$84
Total	$—	$—	$1,113,560	$84

	Fair Value Measurements at December 31, 2012:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Property and equipment, net	$—	$—	$1,215,156	$7,218
Total	$—	$—	$1,215,156	$7,218

  During 2014, the Company recorded a loss of $0.1 million related to an adjustment made to the carrying value of certain items included in construction in progress. During 2012, the Company reduced the carrying value of its first-generation constellation by approximately $7.1 million. These losses are recorded in operating expenses in the consolidated statement of operations during the respective years. For assets that are no longer providing service, the Company removes the estimated cost and accumulated depreciation from property and equipment.

6. COMMITMENTS

Contractual Obligations

As of December 31, 2014, the Company had purchase commitments with Thales, Ericsson, and Hughes Network Systems, LLC (“Hughes”) related to the procurement, deployment and maintenance of the second-generation network. The Company is obligated to make payments under these purchase commitments, excluding accrued interest, as shown below (in thousands):

Years Ending December 31,
2015	$28,964
2016	8,033
2017	—
2018	—
2019	—
Thereafter	—
Total purchase commitments	$36,997

Second-Generation Satellites

As of December 31, 2014, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. Discussions between the Company and Thales are ongoing regarding certain deliverables under this contract. No costs associated with this contract are included in the table above.

Effective October 24, 2014, the Company entered into a contract with Thales for in-orbit support services for the second-generation satellites delivered under the 2009 contract described above. These services will be performed over a three-year period for a total cost of approximately €1.9 million. A credit of €0.6 million will be applied to the total cost, reducing the first annual payment to €0. This credit results from a settlement of amounts previously paid in conjunction with the 2009 contract.

Next-Generation Gateways and Other Ground Facilities

As of December 31, 2014, the Company had a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be used in various next-generation Globalstar devices.

In August 2013, the Company entered into an agreement with Hughes under which Hughes had the option to receive all or any portion of the deferred payments and accrued interest in our common stock. If Hughes chose to receive any payment in stock, shares would be provided at a 7% discount based upon a trailing volume weighted average price calculation. Hughes elected to receive payment in the form of shares of common stock for approximately $14.4 million of certain milestone payments and accrued interest. In valuing the Company's obligation to issue discounted shares to Hughes, a loss of approximately $1.0 million was recorded in the consolidated statement of operations for the year ended December 31, 2013.

In December 2013, the Company amended our contract with Hughes to extend the schedule of the program and to revise the remaining payment milestones and program milestones to reflect the revised program timeline. This amendment extended certain payments previously due in 2013 to 2014 and beyond.

In May 2014, the Company entered into an agreement with Hughes to incorporate changes to the scope of work for the RAN and UTS being supplied to the Company. The additional work increased the total contract value by $3.8 million. The Company also entered into a letter agreement with Hughes whereby Hughes was granted the option to accept the pre-payment of certain payment milestones in the form of our common stock at a 7% discount in lieu of cash. The Company issued the stock to Hughes on July 1, 2014. The payment milestones totaled $9.9 million. In valuing the shares, the Company recorded a loss of approximately $0.7 million in its consolidated statement of operations during the second quarter of 2014.

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

As of December 31, 2014, the Company had an agreement with Ericsson. Ericsson will work with the Company to develop, implement and maintain a ground interface, or core network system that will be installed at a number of the Company’s satellite gateway ground stations.

In September 2013, the Company entered into an agreement with Ericsson which deferred certain milestone payments previously due under the contract to 2014 and beyond. The deferred payments continue to incur interest at a rate of 6.5% per annum. As of December 31, 2014, the Company had recorded $3.0 million in accounts payable and accrued expenses, excluding interest, related to these required payments and had incurred and capitalized $11.2 million of costs related to this contract. The costs are recorded as an asset in property and equipment. The Company and Ericsson are currently negotiating a revised milestone schedule which will include the remaining $1.0 million outstanding as of December 31, 2013.

In July 2014, the Company entered into an amended and restated agreement with Ericsson for the Company's core network system specifying the remaining contract value of $25.4 million for the work and a new milestone schedule to reflect the new program timeline.

Since 2004, the Company has issued separate purchase orders for additional phone equipment and accessories under the terms of an executed commercial agreement with Qualcomm. This contract was canceled in March 2013; the parties thereafter sought to resolve the issues related to the contract termination. The Company and Qualcomm signed an agreement in July 2014 specifying terms for the sale of the remaining inventory to the Company. The Company previously recorded total advances to Qualcomm for inventory of $9.2 million on its consolidated balance sheet. The Company agreed to pay to Qualcomm $0.1 million to take ownership of the finished goods and raw materials held by Qualcomm, as well as certain limited support services to be provided to the Company. This final payment was made in July 2014 and eliminated Globalstar's obligations to purchase additional equipment from Qualcomm. As a result of the July 2014 agreement, the Company recorded a reduction in the value of inventory of $7.3 million related to raw materials that are not likely to be used in the future production of inventory. With the final payment of $0.1 million made in July, the Company assumed title to the inventory; therefore, the remaining balance of approximately $2.0 million, representing primarily finished goods, is included in inventory on the Company's consolidated balance sheet as of December 31, 2014.

Future Minimum Lease Obligations

The Company has noncancelable operating leases for facilities and equipment throughout the United States and around the world, including Louisiana, California, Florida, Canada, Ireland, France, Brazil, Panama, and Singapore. The leases expire on various dates through 2021. The Company is currently in the process of negotiating a lease for its Botswana gateway. The following table presents the future minimum lease payments for leases having an initial or remaining noncancelable lease term in excess of one year (in thousands) as of December 31, 2014, excluding possible lease payment reimbursement from the State of Louisiana pursuant to the Cooperative Endeavor Agreement the Company entered into with the Louisiana Department of Economic Development (See Note 8: Accrued Expenses and Non-Current Liabilities):

2015	$1,237
2016	1,152
2017	1,148
2018	1,083
2019	269
Thereafter	375
Total minimum lease payments	$5,264

Rent expense for 2014, 2013 and 2012 was approximately $1.4 million. $2.0 million and $2.0 million, respectively.

7. CONTINGENCIES

Arbitration

On June 3, 2011, Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the Amended and Restated Contract for the construction of the Globalstar Satellite for the Second Generation Constellation dated and executed in June 2009 (“2009 Contract”). Globalstar did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that Globalstar materially breached the contract by failing to pay to Thales termination charges in the amount of €51.3 million by October 9, 2011, and that absent further agreement between the parties, Thales has no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. The award also required Globalstar to pay Thales approximately €53 million in termination charges and interest by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company entered into a Tolling Agreement as of June 13, 2013 under which Thales dismissed the New York Proceeding without prejudice. Thales may refile the petition at a later date and pursue the confirmation of the arbitration award, which Globalstar will oppose. Should Thales be successful in confirming the arbitration award, this would have a material adverse effect on the Company’s financial condition and liquidity.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any obligation to pay €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s consolidated balance sheet as of December 31, 2014. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. However, the Release Agreement provides that it will survive a termination of the Settlement Agreement. As of December 31, 2014, no party had terminated the Settlement Agreement.

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

8. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accrued interest	$827	$1,200
Accrued compensation and benefits	2,597	3,927
Accrued property and other taxes	6,727	5,744
Accrued customer liabilities and deposits	2,751	2,663
Accrued professional and other service provider fees	1,925	705
Accrued liability for contingent consideration	481	1,922
Accrued commissions	686	1,316
Accrued telecommunications expenses	1,135	649
Accrued satellite and ground costs	1,531	—
Other accrued expenses	3,682	4,574
Total accrued expenses	$22,342	$22,700

Other accrued expenses primarily include outsourced logistics services, storage, inventory purchases, inventory in transit, warranty reserve and maintenance.

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$142	$235	$179
Provision	246	189	293
Utilization	(259)	(282)	(237)
Balance at end of period	$129	$142	$235

Non-current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Long-term accrued interest	$131	$451
Asset retirement obligation	1,184	1,083
Deferred rent	404	456
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,391	1,575
Uncertain income tax positions	6,061	5,918
Foreign tax contingencies	3,034	4,213
Total noncurrent liabilities	$12,205	$13,696

The Company relocated to Louisiana in 2011. In connection with its relocation, the Company entered into a Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (“LED”) whereby the Company would be reimbursed for certain qualified relocation costs and lease expenses. In accordance with the terms of the agreement, these reimbursement costs, not to exceed $8.1 million, will be reimbursed to the Company as incurred provided the Company maintains required annual payroll levels in Louisiana through 2019. Under the terms of the agreement, the Company was reimbursed a total of $4.5 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through December 31, 2014.

LED will continue to reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement. If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. The Company has projected that it will not meet the required payroll levels set forth in the agreement. As of December 31, 2014, the estimated impact of the payroll shortfall in future years is approximately $1.4 million and is included in non-current liabilities.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.5 million and $0.2 million at each of December 31, 2014 and 2013, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2014	2013	2012
General and administrative expenses	$274	$268	$180
Non-cash expenses	548	548	529
Loss on sale of equity issuance	—	16,373	—
Loss on extinguishment of debt related to amendment and restatement of Thermo Loan Agreement	—	66,088	—
Total	$822	$83,277	$709

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

On May 20, 2013, the Company issued 8.00% Notes Issued in 2013 in exchange for 5.75% Notes. In connection with this exchange, the Company entered into the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement (see Note 3: Long-Term Debt and Other Financing Arrangements for further discussion). During the second quarter of 2013, Thermo and its affiliates funded $39.0 million in accordance with the Consent Agreement and the Common Stock Purchase Agreement. During the third quarter of 2013, Thermo and its affiliates funded an additional $12.5 million in accordance with the Consent Agreement and the Common Stock Purchase and Option Agreement. During the fourth quarter of 2013, Thermo and its affiliates funded an additional $13.5 million in accordance with the Common Stock Purchase and Option Agreement.

In July 2013, the Company and Thermo entered into an Amended and Restated Loan Agreement. As a result of this transaction, the Company was required to record this Loan Agreement initially at fair value as the amendment and restatement of the Loan Agreement was considered to be an extinguishment of debt. As of the amendment and restatement date the fair value of the Loan Agreement was $120.1 million. The Company recorded a loss on extinguishment of debt of $66.1 million in its consolidated statement of operations during the third quarter of 2013. The Company computed this loss as the difference between the fair value of the debt, as amended and restated, and its carrying value just prior to amendment and restatement.

  The terms of the Amended and Restated Loan Agreement with Thermo, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement were approved by a special committee of the Company’s board of directors consisting solely of the Company’s unaffiliated directors. The committee, which was represented by independent legal counsel, determined that the terms of these agreements were fair and in the best interests of the Company and its shareholders.

In August 2013, the Company drew the remaining $1.1 million from the interest earned on the contingent equity account and issued 2,133,656 shares of nonvoting common stock to Thermo in October 2013. The value of the 20% discount on the shares issued to Thermo was recorded as a deferred financing cost on the Company’s consolidated balance sheet.

For the year ended December 31, 2013, the Company recognized a loss on the sale of shares of approximately $16.4 million (included in other income/expense on the consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

During 2014, Thermo exercised warrants that were scheduled to expire between June 2014 and June 2015. The warrants that were exercised included warrants for 4.2 million shares issued as partial consideration for the Thermo Loan Agreement, resulting in the issuance of 4.2 million shares of Globalstar common stock; warrants for 11.3 million shares issued in connection with the annual availability fee for the Contingent Equity Agreement in 2009, resulting in the issuance of 11.3 million shares of Globalstar common stock; and 8.00% Warrants issued in 2009 to purchase 16.3 million shares of common stock, resulting in the issuance of 14.7 million shares of Globalstar common stock. As of December 31, 2014, warrants to purchase approximately 30.2 million shares issued under the Contingent Equity Agreement and 8.0 million 5.0% Warrants remain outstanding, all of which are held by Thermo and are scheduled to expire between June 2016 and June 2017.

Thermo is required to maintain minimum and maximum ownership levels in the Company's common stock as defined in the Facility Agreement. As needed, Thermo may convert shares of nonvoting common stock into shares of voting common stock to ensure compliance with the ownership limitations. During 2014, Thermo converted 175.0 million shares of nonvoting common stock to voting common stock to ensure compliance with these covenants.

See Note 3: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

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

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets, and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$16,685	$18,804
Service cost	103	85
Interest cost	781	671
Actuarial (gain) loss	2,489	(1,796)
Benefits paid	(1,126)	(1,079)
Projected benefit obligation, end of year	$18,932	$16,685
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$13,156	$11,583
Return on plan assets	673	1,985
Employer contributions	730	667
Benefits paid	(1,126)	(1,079)
Fair value of plan assets, end of year	$13,433	$13,156
Funded status, end of year- net liability	$(5,499)	$(3,529)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s contributory defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net periodic benefit cost:
Service cost	$103	$85	$66
Interest cost	781	671	712
Expected return on plan assets	(932)	(813)	(739)
Amortization of unrecognized net actuarial loss	281	518	583
Total net periodic benefit cost	$233	$461	$622

Amounts recognized in balance sheet were as follows (in thousands):

	December 31,
	2014	2013
Amounts recognized:
Funded status recognized in other non-current liabilities	$(5,499)	$(3,529)
Net actuarial loss recognized in accumulated other comprehensive loss	6,950	4,484
Net amount recognized in retained deficit	$1,451	$955

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Benefit obligation assumptions:
Discount rate	4.03%	4.80%	3.75%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	4.80%	3.75%	4.00%
Expected rate of return on plan assets	7.12%	7.12%	7.12%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets and Investment Policies and Strategies

The plan assets are invested in various mutual funds which have quoted prices. The plan has a target allocation. On a weighted-average basis, target allocations for equity securities range from 50% to 60% for debt securities 25% to 50% and for other investments 0% to 15%. The defined benefit pension plan asset allocation as of the measurement date presented as a percentage of total plan assets were as follows:

	December 31,
	2014	2013
Equity securities	56%	57%
Debt securities	30	29
Other investments	14	14
Total	100%	100%

The fair values of the Company’s pension plan assets by asset category were as follows (in thousands):

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$6,103	$—	$6,103	$—
International equity securities	1,356	—	1,356	—
Fixed income securities	4,034	—	4,034	—
Other	1,940	—	1,940	—
Total	$13,433	$—	$13,433	$—

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$6,119	$—	$6,119	$—
International equity securities	1,435	—	1,435	—
Fixed income securities	3,749	—	3,749	—
Other	1,853	—	1,853	—
Total	$13,156	$—	$13,156	$—

  Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan recognized in accumulated other comprehensive loss was $7.0 million and $4.5 million at December 31, 2014 and 2013, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2015	$970
2016	965
2017	956
2018	970
2019	993
2020 - 2024	5,163

For each of 2014 and 2013, the Company contributed $0.7 million to the Globalstar Plan.

401(k) Plan
The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.3 million, $0.2 million and $0.1 million for 2014, 2013, and 2012, respectively. Due to an effort to reduce operating costs, the Company temporarily suspended its match of contributions for substantially all of its U.S. employees beginning in the fourth quarter of 2011. This plan was reinstated for all participating U.S. employees during the third quarter of 2013.

11. TAXES

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal tax (benefit)	$—	$—	$—
State tax	20	240	274
Foreign tax	2,430	898	139
Total	2,450	1,138	413
Deferred:
Federal and state tax (benefit)	—	—	—
Foreign tax (benefit)	(1,569)	—	—
Total	(1,569)	—	—
Income tax expense (benefit)	$881	$1,138	$413

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. income (loss)	$(461,250)	$(585,801)	$(105,722)
Foreign income (loss)	(735)	(4,177)	(6,063)
Total income (loss) before income taxes	$(461,985)	$(589,978)	$(111,785)

As of December 31, 2014, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $1.3 billion and $159.2 million, respectively. As of December 31, 2013, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $1.1 billion and $179.1 million, respectively. The net operating loss carry-forwards expire when the Company files its returns from 2014 through 2034.

The Company has not provided United States income taxes and foreign withholding taxes on approximately $9.7 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management determines that it intends to repatriate the earnings.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2014	2013
Federal and foreign net operating loss and credit carry-forwards	$554,122	$492,839
Property and equipment and other long-term assets	111,891	53,196
Accruals and reserves	29,315	4,240
Deferred tax assets before valuation allowance	695,328	550,275
Valuation allowance	(693,759)	(550,275)
Net deferred income tax assets	$1,569	$—

The change in property and equipment and other long-term deferred tax assets during 2014 and 2013 was due primarily to the difference in depreciation between tax and book depreciable lives as the Company placed the remaining second-generation satellites into service during 2013 and, for the 2014 change, the difference between the tax and book treatment of the Company’s debt refinancing activity that occurred during 2013. The change in the valuation allowance during 2014 and 2013 was $143.5 million and $206.0 million, respectively, which was due to the Company's providing valuation allowances against substantially all of the tax benefit generated from the consolidated net losses in both periods. The Company's net deferred tax asset of December 31, 2014, results from its Canadian subsidiary. The Company's Canadian subsidiary has recorded net income for financial reporting purposes for more than three years and anticipates that it will use all of its net operating loss carryforwards before expiration.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision at U.S. statutory rate of 35%	$(161,702)	$(206,576)	$(39,125)
State income taxes, net of federal benefit	(27,656)	(34,923)	(6,070)
Change in valuation allowance	143,484	206,022	40,641
Effect of foreign income tax at various rates	243	508	759
Permanent differences	33,138	38,911	(220)
Change in unrecognized tax benefit	(3,839)	388	381
Recognition of pre-acquisition losses in Brazil	—	—	—
Net Change in permanent items due to provision to tax return	21,008	—	—
Other (including amounts related to prior year tax matters)	(3,795)	(3,192)	4,047
Total	$881	$1,138	$413

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

In January 2012, the Company’s Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2008 and 2009 had been selected for audit. The Canada Revenue Agency is in the process of reviewing the information provided by the Canadian subsidiary. The Canada Revenue Agency has reviewed the information provided by the Canadian subsidiary and has issued an assessment for those years under audit. The Canadian subsidiary has filed an objection for the cash settlement and for the net operating loss carry forward to be adjusted for the assessed amount.

In December 2013, the Company’s Singapore subsidiary was notified that its income tax returns for the years ended 2009 to 2012 had been selected for audit. The Inland Revenue Authority reviewed the submitted information and had minimal adjustments to the Singapore subsidiary’s total net operating loss carried forward schedule.

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

 Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of December 31, 2014 and 2013, the Company had recorded a tax liability of $1.1 million and $2.2 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners, which is included in Intangible and Other Assets in the accompanying balance sheets. An agreement was reached in November of 2014 to settle the outstanding tax liability by utilization of the Brazilian Tax Amnesty program and the accumulated fiscal losses related to tax periods preceding the date of the agreement. The Company may be exposed to liabilities in the future if its subsidiary in Brazil, after making use of all available tax benefits and fiscal losses, incurs additional tax liabilities for which it may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2004 and subsequent years in most of the Company's international tax jurisdictions.

A rollforward of the Company's unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2014	$8,073
Gross decreases based on tax positions related to current year	(3,839)
Gross increases based on tax positions related to prior years	—
Gross unrecognized tax benefits at December 31, 2014	$4,234

Gross unrecognized tax benefits at January 1, 2013	$7,750
Gross increases based on tax positions related to current year	388
Gross decreases based on tax positions related to prior years	(65)
Gross unrecognized tax benefits at December 31, 2013	$8,073

The unrecognized tax benefit at December 31, 2014 does not include any derecognized amounts which could potentially reduce the effective income tax rate in future periods. The decrease in the Company's unrecognized tax benefits is attributable to accrued interest on intercompany balances between the Company's U.S. and foreign subsidiaries because the Company’s position has changed to include the accrued interest adjustment in the U.S. tax return.

As of December 31, 2014 and 2013, the Company had recorded cumulative interest and penalties of $1.8 million and $1.6 million, respectively, in connection with the adjustments related to Accounting Standards Codification Topic 740 Accounting for Uncertainty in Income Taxes. The Company classifies interest and penalties as a component of income tax expense.

It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2014, will not materially change in the next 12 months; any changes are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company.

On September 13, 2013, the United States Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  The Company has evaluated these regulations and determined they will not have a material impact on its consolidated results of operations, cash flows or financial position.

12. GEOGRAPHIC INFORMATION

The Company attributes equipment revenue to various countries based on the location where equipment is sold.  Service revenue is attributed to the various countries based on the Globalstar entity that holds the customer contract.  Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset at a given fiscal year-end, except for the Company’s satellites which are included in the long-lived assets of the United States.  The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Service:
United States	$46,519	$44,909	$41,139
Canada	14,584	12,436	10,505
Europe	5,536	4,085	3,132
Central and South America	2,623	2,678	2,287
Others	561	536	405
Total service revenue	69,823	64,644	57,468
Subscriber equipment:
United States	10,931	11,284	12,899
Canada	5,668	3,913	3,654
Europe	2,123	1,708	1,297
Central and South America	1,279	1,094	798
Others	240	68	202
Total subscriber equipment revenue	20,241	18,067	18,850
Total revenue	$90,064	$82,711	$76,318

	December 31,
	2014	2013
Long-lived assets:
United States	$1,108,675	$1,164,358
Canada	357	247
Europe	413	408
Central and South America	3,309	3,595
Others	806	1,177
Total long-lived assets	$1,113,560	$1,169,785

13. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”) and to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2014 and 2013, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 23.5 million and 15.9 million, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. The options generally vest in equal installments over three or four years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The market price of common stock has been volatile in recent years. As the Company does not expect this volatility to reoccur during the entire expected term of the options, it considered historical volatility of the share prices of its peer group over the relevant time periods in addition to its historical volatility for purposes of determining expected volatility. Because the Company has limited historical stock option exercise experience upon which to base an estimate of expected term, it estimated the expected term in 2014, 2013 and 2012 from historical exercise patterns, while also considering other factors such as the recipients of the options granted in determining the expected term. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	Less than 1 - 2%	Less than 1 - 2%	Less than 1 - 1%
Expected term of options (years)	5	2 - 6	1 - 5
Volatility	72%	72 - 115%	80 - 103%
Weighted average grant-date fair value per share	$1.67	$0.70	$0.39

The Company assumes an expected dividend yield of zero for all periods.

The following table represents the Company’s stock option activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	8,236,855	$0.98
Granted	1,670,100	2.80
Exercised	(1,899,725)	0.72
Forfeited or expired	(268,325)	1.27
Outstanding at December 31, 2014	7,738,905	1.33

Exercisable at December 31, 2014	4,827,320	$0.94

The following table summarizes the aggregate intrinsic value of stock options exercised during the years indicated below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Intrinsic value of stock options exercised	$5,083	$2,263	$78

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Net cash proceeds during the year ended December 31, 2014 from the exercise of stock options were $1.3 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2014 was $11.1 million with a remaining contractual life of 7 years. The aggregate intrinsic value of all vested stock options at December 31, 2014 was $8.6 million with a remaining contractual life of 6.4 years.

The following table represents the Company’s nonvested stock option activity for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock options at January 1, 2014	3,156,759	$0.72
Granted	1,670,100	1.67
Vested	(1,695,479)	0.75
Forfeited or expired	(219,795)	0.80
Nonvested stock options at December 31, 2014	2,911,585	1.20

The following table presents compensation expense related to stock options for the years indicated below (in millions):

	Year Ended December 31,
	2014	2013	2012
Total compensation expense	$1.5	$0.5	$0.7

As of December 31, 2014, there was approximately $2.9 million of unrecognized compensation expense related to nonvested stock options outstanding to be recognized over a weighted-average period of 1.6 years.

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

 Nonstatutory Stock Options

In October 2011, the Company granted to certain Eligible Participants nonstatutory stock options for 2,710,000 shares of common stock and 273,000 restricted shares that vest and become exercisable on the earlier of (i) the first trading day after the Company's common stock shall have traded on the then-applicable national or regional securities exchange or market system constituting the primary market for the stock for more than ten consecutive trading days at or above a per-share closing price of $2.50 or (ii) the day that a binding written agreement is signed for the sale of the Company, as determined by the Company's board of directors in its discretion reasonably exercised. In July 2013, the Compensation Committee of the Company's Board of Directors modified this award to revise the vesting terms from $2.50 to $0.80. As a result of this modification, the Company's incremental compensation cost was approximately $0.6 million. In September 2013, the Company's stock price traded for more than ten consecutive trading days above a price per-share closing price of $0.80, which resulted in immediate vesting of these options. The Company recognized the remaining unamortized compensation cost related to immediate vesting of these options of approximately $0.8 million in the third quarter of 2013.

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

	Year Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value	$3.32	$1.06	$0.71

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	633,590	$1.68
Granted	1,146,815	3.32
Vested	(945,463)	2.70
Forfeited	(26,444)	1.88
Nonvested at December 31, 2014	808,498	$2.81

The following table represents the compensation expense related to restricted stock for the years indicated below (in millions):

	Year Ended December 31,
	2014	2013	2012
Total compensation expense	$1.6	$—	$—

During 2014, the Company recognized $1.6 million of stock award expense and, during 2013 and 2012, the Company recognized less than $0.1 million of stock award expense as the compensation expense was offset primarily by the effect of forfeitures in each respective year. As of December 31, 2014, there was approximately 2.0 million of unrecognized compensation expense related to unvested restricted stock outstanding to be recognized over a weighted-average period of 2.1 years.

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

The Plan permits eligible employees to purchase shares of common stock during two semi-annual offering periods beginning on June 15 and December 15 (the “Offering Periods”), unless adjusted by the Board or one of its designated committees. Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase in any calendar year no more than the lesser of $25,000 in fair market value of common stock or 500,000 shares of common stock, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first day or the last day of the Offering Period.

For each of the years ended December 31, 2014 and 2013, the Company received $0.5 million and $0.4 million related to shares issued under this plan, respectively. For the years ended December 31, 2014 and 2013, the Company recorded compensation expense of approximately $0.4 million and $0.2 million, respectively, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 2,608,765 shares through December 31, 2014 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2014	2013
Risk-free interest rate	Less than 1.00%	Less than 1.00%
Expected term of options (months)	6	6
Volatility	100%	80 - 107%
Weighted average grant-date fair value per share	$1.24	$0.21

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2014	2013
Accumulated minimum pension liability adjustment	$(6,950)	$(4,484)
Accumulated net foreign currency translation adjustment	4,052	5,355
Total accumulated other comprehensive income (loss)	$(2,898)	$871

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s issuance of the 8.00% Notes issued in 2013 and the 5.0% Notes, certain of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the 8.00% Notes Issued in 2013 and the 5.0% Notes. On November 7, 2013, the remaining principal amount of the 5.0% Notes was converted. The following condensed financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,166	$672	$3,283	$—	$7,121
Accounts receivable, net of allowance	4,470	5,265	4,955	325	15,015
Intercompany receivables	755,482	441,525	23,967	(1,220,974)	—
Inventory	2,018	8,424	4,292	—	14,734
Advances for inventory	125	28	43	—	196
Prepaid expenses and other current assets	3,340	275	4,133	—	7,748
Total current assets	768,601	456,189	40,673	(1,220,649)	44,814
Property and equipment	1,105,670	3,002	5,776	(888)	$1,113,560
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,006	—	8,285	(21,291)	—
Investment in subsidiaries	(265,249)	4,734	30,552	229,963	—
Deferred financing costs	63,862	—	—	—	63,862
Other assets, net	6,707	541	1,031	(13)	8,266
Total assets	$1,730,515	$464,466	$86,317	$(1,012,878)	$1,268,420
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt	$6,450	$—	$—	$—	$6,450
Accounts payable	3,310	1,755	1,857	—	6,922
Accrued contract termination charge	21,308	—	—	—	21,308
Accrued expenses	6,638	7,213	8,491	—	22,342
Intercompany payables	508,503	563,183	153,067	(1,224,753)	—
Payable to affiliates	481	—	—	—	481
Deferred revenues	3,185	15,378	3,177	—	21,740
Total current liabilities	549,875	587,529	166,592	(1,224,753)	79,243
Long term debt	623,640	—	—	—	623,640
Employee benefit obligations	5,499	—	—	—	5,499
Intercompany notes payable	2,000	—	15,148	(17,148)	—
Derivative liabilities	441,550	—	—	—	441,550
Long term deferred revenue	6,229	343	—	—	6,572
Deferred debt restructuring charge	20,795	—	—	—	20,795
Other non current liabilities	2,011	294	9,900	—	12,205
Total non-current liabilities	1,101,724	637	25,048	(17,148)	1,110,261
Stockholders' equity	78,916	(123,700)	(105,323)	229,023	78,916
Total liabilities and ownership equity	$1,730,515	$464,466	$86,317	$(1,012,878)	$1,268,420

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	12,935	676	3,797	—	17,408
Accounts receivable	5,925	5,022	4,602	174	15,723
Intercompany receivables	651,251	414,508	18,280	(1,084,039)	—
Inventory	1,161	14,375	16,281	—	31,817
Advances for inventory	9,287	28	44	—	9,359
Prepaid expenses and other current assets	4,316	311	2,432	—	7,059
Total current assets	684,875	434,920	45,436	(1,083,865)	81,366
Property and equipment, net	1,152,734	11,621	6,889	(1,459)	1,169,785
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,629	—	4,285	(17,914)	—
Investment in subsidiaries	(209,592)	7,242	—	202,350	—
Deferred financing costs	76,436	—	—	—	76,436
Intangible and other assets, net	3,964	1,028	2,125	(14)	7,103
Total assets	$1,759,964	$454,811	$58,735	$(900,902)	$1,372,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,046	—	—	—	$4,046
Accounts payable	9,906	2,041	2,680	—	14,627
Accrued contract termination charge	24,133	—	—	—	24,133
Accrued expenses	6,160	8,203	8,337	—	22,700
Intercompany payables	435,707	521,763	128,496	(1,085,966)	—
Payables to affiliates	202	—	—	—	202
Derivative liabilities	57,048	—	—	—	57,048
Deferred revenue	1,843	13,094	2,347	—	17,284
Total current liabilities	539,045	545,101	141,860	(1,085,966)	140,040
Long-term debt, less current portion	665,236	—	—	—	665,236
Employee benefit obligations	3,529	—	—	—	3,529
Intercompany notes payable	—	—	15,772	(15,772)	—
Derivative liabilities	405,478	—	—	—	405,478
Deferred revenue	6,583	496	—	—	7,079
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	2,543	297	10,856	—	13,696
Total non-current liabilities	1,104,164	793	26,628	(15,772)	1,115,813
Stockholders’ equity	116,755	(91,083)	(109,753)	200,836	116,755
Total liabilities and stockholders’ equity	$1,759,964	$454,811	$58,735	$(900,902)	$1,372,608

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$75,590	$5,069	$22,252	$(33,088)	$69,823
Subscriber equipment sales	434	14,568	11,212	(5,973)	$20,241
Total revenue	76,024	19,637	33,464	(39,061)	90,064
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	11,320	9,586	9,401	(639)	$29,668
Cost of subscriber equipment sales	2,220	9,492	11,861	(8,716)	$14,857
Cost of subscriber equipment sales - reduction in the value of inventory	7,362	6,776	7,546	—	$21,684
Marketing, general and administrative	7,171	16,253	14,947	(4,851)	$33,520
Reduction in the value of long-lived assets	44	40	—	—	$84
Depreciation, amortization, and accretion	76,656	10,176	25,270	(25,956)	$86,146
Total operating expenses	104,773	52,323	69,025	(40,162)	$185,959
Loss from operations	(28,749)	(32,686)	(35,561)	1,101	(95,895)
Other income (expense):
Loss on extinguishment of debt	(39,846)	—	—	—	$(39,846)
Interest income and expense, net of amounts capitalized	(42,636)	(34)	(563)	—	$(43,233)
Derivative gain (loss)	(286,049)	—	—	—	$(286,049)
Equity in subsidiary earnings	(67,150)	(4,734)	—	71,884	$—
Other	1,564	593	1,411	(530)	$3,038
Total other income (expense)	(434,117)	(4,175)	848	71,354	(366,090)
Loss before income taxes	(462,866)	(36,861)	(34,713)	72,455	(461,985)
Income tax expense (benefit)	—	20	861	—	881
Net (loss) income	$(462,866)	$(36,881)	$(35,574)	$72,455	$(462,866)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$69,250	$10,695	$18,536	$(33,837)	$64,644
Subscriber equipment sales	87	13,704	15,452	(11,176)	18,067
Total revenue	69,337	24,399	33,988	(45,013)	82,711
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	10,498	10,559	9,062	91	30,210
Cost of subscriber equipment sales	—	10,860	16,319	(13,556)	13,623
Cost of subscriber equipment sales - reduction in the value of inventory	—	1,300	4,494	—	5,794
Marketing, general and administrative	5,929	15,109	13,620	(4,770)	29,888
Depreciation, amortization, and accretion	72,456	21,286	24,103	(27,253)	90,592
Total operating expenses	88,883	59,114	67,598	(45,488)	170,107
Loss from operations	(19,546)	(34,715)	(33,610)	475	(87,396)
Other income (expense):
Loss on extinguishment of debt	(109,092)	—	—	—	(109,092)
Loss on equity issuance	(16,701)	—	—	—	(16,701)
Interest income and expense, net of amounts capitalized	(66,688)	(42)	(1,096)	(2)	(67,828)
Derivative gain (loss)	(305,999)	—	—	—	(305,999)
Equity in subsidiary earnings	(69,790)	(7,242)	—	77,032	—
Other	(3,097)	(257)	209	183	(2,962)
Total other income (expense)	(571,367)	(7,541)	(887)	77,213	(502,582)
Loss before income taxes	(590,913)	(42,256)	(34,497)	77,688	(589,978)
Income tax expense (benefit)	203	37	898	—	1,138
Net (loss) income	$(591,116)	$(42,293)	$(35,395)	$77,688	$(591,116)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$48,845	$44,208	$15,729	$(51,314)	$57,468
Subscriber equipment sales	825	15,225	7,855	(5,055)	18,850
Total revenue	49,670	59,433	23,584	(56,369)	76,318
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	12,061	9,467	8,762	(219)	30,071
Cost of subscriber equipment sales	292	11,827	7,560	(6,399)	13,280
Cost of subscriber equipment sales - reduction in the value of inventory	—	1,274	123	—	1,397
Marketing, general and administrative	2,874	16,860	12,288	(4,526)	27,496
Reduction in the value of long-lived assets	79	7,139	—	—	7,218
Contract termination charge	22,048	—	—	—	22,048
Depreciation, amortization, and accretion	49,132	48,869	17,308	(45,508)	69,801
Total operating expenses	86,486	95,436	46,041	(56,652)	171,311
Loss from operations	(36,816)	(36,003)	(22,457)	283	(94,993)
Other income (expense):
Interest income and expense, net of amounts capitalized	(19,744)	(10)	(1,731)	(1)	(21,486)
Derivative gain (loss)	6,974	—	—	—	6,974
Equity in subsidiary earnings	(60,302)	10,237	—	50,065	—
Other	(2,078)	(141)	16	(77)	(2,280)
Total other income (expense)	(75,150)	10,086	(1,715)	49,987	(16,792)
Loss before income taxes	(111,966)	(25,917)	(24,172)	50,270	(111,785)
Income tax expense (benefit)	232	41	140	—	413
Net (loss) income	$(112,198)	$(25,958)	$(24,312)	$50,270	$(112,198)

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$2,770	$983	$228	$—	$3,981

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(14,604)	—	—	—	(14,604)
Property and equipment additions	(3,272)	(987)	(414)	—	(4,673)
Investment in businesses	—	—	—	—	—
Restricted Cash	—	—	—	—	—
Net cash provided by (used in) investing activities	(17,876)	(987)	(414)	—	(19,277)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	9,547	—	—	—	9,547
Principal payments of the Facility Agreement	(4,046)	—	—	—	(4,046)
Payment of deferred financing costs	(164)	—	—	—	(164)
Net cash provided by financing activities	5,337	—	—	—	5,337
Effect of exchange rate changes on cash and cash equivalents	—	—	(328)	—	(328)
Net increase (decrease) in cash and cash equivalents	(9,769)	(4)	(514)	—	(10,287)
Cash and cash equivalents at beginning of period	12,935	676	3,797	—	17,408
Cash and cash equivalents at end of period	$3,166	$672	$3,283	$—	$7,121

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(10,789)	$1,524	$2,803	$—	$(6,462)

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(43,693)	—	—	—	(43,693)
Property and equipment additions	—	(1,099)	(552)	—	(1,651)
Investment in businesses	(634)	—	—	—	(634)
Restricted Cash	8,859	—	—	—	8,859
Net cash provided by (used in) investing activities	(35,468)	(1,099)	(552)	—	(37,119)

Cash flows from financing activities:
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	—	—	—	(13,544)
Payments for 5.75% Notes not exchanged	(6,250)	—	—	—	(6,250)
Payments to lenders and other fees associated with exchange	(2,482)	—	—	—	(2,482)
Proceeds from equity issuance to related party	65,000	—	—	—	65,000
Proceeds from issuance of stock to Terrapin	6,000	—	—	—	6,000
Proceeds from exercise of warrants and stock options	15,414			—	15,414
Borrowings from Facility Agreement	672	—	—	—	672
Proceeds from contingent equity account	1,071	—	—	—	1,071
Payment of deferred financing costs	(16,909)	—	—	—	(16,909)
Net cash provided by financing activities	48,972	—	—	—	48,972
Effect of exchange rate changes on cash and cash equivalents	—	—	225	—	225
Net increase in cash and cash equivalents	2,715	425	2,476	—	5,616
Cash and cash equivalents at beginning of period	10,220	251	1,321	—	11,792
Cash and cash equivalents at end of period	$12,935	$676	$3,797	$—	$17,408

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$7,720	$61	$(907)	$—	$6,874

Cash flows from investing activities:
Second-generation satellites, ground and related launch costs	(56,679)	—	—	—	(56,679)
Property and equipment additions	—	(397)	(384)	—	(781)
Investment in businesses	(550)	—	—	—	(550)
Net cash from investing activities	(57,229)	(397)	(384)	—	(58,010)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	244	—	—	—	244
Borrowings from Facility Agreement	7,375	—	—	—	7,375
Proceeds from Contingent Equity Agreement	45,800	—	—	—	45,800
Payment of deferred financing costs	(1,033)	—	—	—	(1,033)
Net cash provided by financing activities	52,386	—	—	—	52,386
Effect of exchange rate changes on cash and cash equivalents	—	—	591	—	591
Net increase (decrease) in cash and cash equivalents	2,877	(336)	(700)	—	1,841
Cash and cash equivalents at beginning of period	7,343	587	2,021	—	9,951
Cash and cash equivalents at end of period	$10,220	$251	$1,321	$—	$11,792

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information (amounts in thousands, except per share data):

	Quarter Ended
2014	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$20,536	$23,994	$23,441	$22,093
Net income/(loss)	$(250,541)	$(433,730)	$129,390	$92,015
Basic income/(loss) per common share	$(0.29)	$(0.48)	$0.13	$0.09
Diluted income/(loss) per common share	$(0.29)	$(0.48)	$0.11	$0.08
Shares used in basic per share calculations	849,321	904,994	987,668	993,427
Shares used in diluted per share calculations	849,321	904,994	1,189,190	1,192,263

	Quarter Ended
2013	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$19,333	$19,835	$22,549	$20,994
Net loss	$(25,078)	$(126,272)	$(204,969)	$(234,797)
Basic loss per common share	$(0.05)	$(0.25)	$(0.30)	$(0.36)
Diluted loss per common share	$(0.05)	$(0.25)	$(0.30)	$(0.36)
Shares used in basic per share calculations	472,187	496,169	673,546	779,483
Shares used in diluted per share calculations	472,187	496,169	673,546	779,483

	Quarter Ended
2012	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$16,738	$19,981	$20,537	$19,062
Net loss	$(24,525)	$(27,533)	$(41,188)	$(18,952)
Basic loss per common share	$(0.07)	$(0.07)	$(0.10)	$(0.05)
Diluted loss per common share	$(0.07)	$(0.07)	$(0.10)	$(0.05)
Shares used in basic per share calculations	357,418	379,433	392,344	424,180
Shares used in diluted per share calculations	357,418	379,433	392,344	424,180

The following table reconciles basic weighted average common shares to diluted weighted average common shares outstanding:

	Three Months Ended
	September 30, 2014	December 31, 2014
Weighted average common shares outstanding:	(in thousands)
Basic shares outstanding	987,668	993,427
Incremental shares from assumed exercises of:
Stock options, restricted stock, restricted stock units and ESPP	7,340	7,557
8% Convertible Senior Notes Issued in 2013	39,625	38,192
Thermo Loan Agreement	109,469	114,083
Warrants	45,088	39,004
Diluted shares outstanding	1,189,190	1,192,263

For the three months ended September 30, 2014, and December 31, 2014, net income was adjusted for interest expense (net of capitalized amounts) related to the 8% Convertible Senior Notes Issued in 2013 and the Thermo Loan Agreement for the computation of diluted earnings per share as these notes were assumed to be converted at the start of the period. There were no anti-dilutive stock options, restricted stock or restricted stock units excluded from diluted shares outstanding for the three months ended September 30, 2014, and December 31, 2014. For all other periods shown in the tables above, diluted net loss per share of common stock was the same as basic net loss per share of common stock because the effects of potentially dilutive securities are anti-dilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2014, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive and Financial Officer concluded that as of December 31, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2014.

(b)	Changes in internal control over financial reporting

As of December 31, 2014, our management, with the participation of our Principal Executive and Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive and Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2014.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, an independent registered accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2014 and 2013
Consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012
Consolidated statements of comprehensive loss for the years ended December 31, 2014, 2013, and 2012
Consolidated statements of stockholders’ equity for the years ended December 31, 2014, 2013, and 2012
Consolidated statements of cash flows for the years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is in the financial statements or notes thereto.

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

		By:	/s/ James Monroe III
Date:	March 2, 2015		James Monroe III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2015.

Signature	Title

/s/ James Monroe III	Chief Executive Officer and Chairman of the Board
James Monroe III	(Principal Executive Officer)

/s/ Rebecca S. Clary	Chief Financial Officer (Principal Financial and Accounting Officer)
Rebecca S. Clary

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ John Kneuer
John Kneuer	Director

/s/ J. Patrick McIntyre
J. Patrick McIntyre	Director

/s/ Richard S. Roberts
Richard S. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Asset Purchase Agreement among Axonn L.L.C., Spot LLC and Globalstar, Inc. dated December 18, 2009 (Exhibit 2.2 to Form 10-K filed March 12, 2010)

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.3*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.4*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.5*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.6*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.7*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

4.8*	Third Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 14, 2011 (Exhibit 4.1 to Form 8-K/A filed June 21, 2011)

4.9*	Form of 5.0% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K/A filed June 21, 2011)

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

10.1*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.2*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.3*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.4*†	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.5* †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011 (Exhibit 10.24 to Form 10-K filed March 13, 2012)

10.6* †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011 (Exhibit 10.25 to Form 10-K/A filed June 25, 2012)

10.7 *†	Amendment No. 7 to Contract between Globalstar and Hughes Network Systems LLC dated as of February 1, 2012 (Exhibit 10.1 to Form 10-Q filed May 10, 2012)

10.8*†	Letter Agreement dated March 30, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.2 to Form 10-Q filed May 10, 2012)

10.9*†	Letter Agreement dated June 26, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.1 to Form 10-Q filed August 9, 2012)

10.10*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated September 27, 2012 (Exhibit 10.2 to Form 10-Q filed November 14, 2012)

10.11*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated December 20, 2012 (Exhibit 10.30 to Form 10-K filed March 15, 2013)

10.12*†	Amendment No. 9 to Contract between Globalstar and Hughes Network Systems LLC dated as of January 18, 2013 (Exhibit 10.1 to Form 10-Q filed May 10, 2013)

10.13*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated March 26, 2013 (Exhibit 10.4 to Form 10-Q filed May 10, 2013)

10.14*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated June 28, 2013 (Exhibit 10.2 to Form 10-Q filed August 14, 2013)

10.15*	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated August 7, 2013 (Exhibit 10.8 to Form 10-Q filed November 14, 2013)

10.16*†	Amendment No. 10 to Contract between Globalstar and Hughes Network Systems LLC dated as of August 7, 2013 (Exhibit 10.9 to Form 10-Q filed November 14, 2013)

10.17*	Amendment No. 11 to Contract between Globalstar and Hughes Network Systems LLC dated as of December 17, 2013 (Exhibit 10.37 to Form 10-K filed March 11, 2014)

10.18*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014 (Exhibit 10.1 to Form 10-Q filed August 11, 2014)

10.19*	Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014 (Exhibit 10.2 to Form 10-Q filed August 11, 2014)

10.20*†	Amendment No.12 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of October 16, 2014 (Exhibit 10.2 to Form 10-Q filed November 6, 2014)

10.21*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.22*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2008 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.23* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.24* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.25*†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of October 31, 2011 (Exhibit 10.30 to Form 10-K filed March 13, 2012)

10.26*†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011 (Exhibit 10.31 to Form 10-K filed March 13, 2012)

10.27*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of March 8, 2012 (Exhibit 10.3 to Form 10-Q filed May 10, 2012)

10.28*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of July 23, 2012 (Exhibit 10.2 to Form 10-Q filed August 9, 2012)

10.29*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of January 30, 2013 (Exhibit 10.3 to Form 10-Q filed May 10, 2013)

10.30*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of June 20, 2013 (Exhibit 10.1 to Form 10-Q filed August 14, 2013)

10.31*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of September 1, 2013 (Exhibit 10.7 to Form 10-Q filed November 14, 2013)

10.32*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. effective as of July 22, 2014 (Exhibit 10.1 to Form 10-Q filed November 4, 2014)

10.33*	Common Stock Purchase Agreement by and between Globalstar, Inc. and Terrapin Opportunity, L.P. dated December 28, 2012 (Exhibit 10.1 to Form 8-K filed January 2, 2013)

10.34*
Equity Commitment, Restructuring Support and Consent Agreement by and among Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas, as facility agent, security agent and Chef de File under the COFACE Facility Agreement dated as of June 5, 2009, and the Lenders who are parties to the Facility, dated as of May 20, 2013
(Exhibit 10.1 to Form 8-K filed May 20, 2013)

10.35*	Exchange Agreement by and among Globalstar, Inc. and certain exchanging note holders dated as of May 20, 2013 (Exhibit 10.2 to Form 8-K filed May 20, 2013)

10.36*	Common Stock Purchase Agreement between Globalstar, Inc. and Thermo Funding Company LLC dated as of May 20, 2013 (Exhibit 10.3 to Form 8-K filed May 20, 2013)

10.37*
Global Deed of Amendment and Restatement between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and Lenders party to the COFACE Facility Agreement dated as of June 5, 2009, dated as of July 31, 2013 (Exhibit 10.1 to Form 8-K filed August 22, 2013)

10.38*
Deed of Amendment in respect of the Global Deed of Amendment and Restatement between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and Lenders party to the COFACE Facility Agreement dated as of June 5, 2009, dated as of July 31, 2013, dated as of August 21, 2013 (Exhibit 10.2 to Form 8-K filed August 22, 2013)

10.39*
Amended and Restated COFACE Facility Agreement between Globalstar, Inc., BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial effective August 21, 2013 (Exhibit 10.3 to Form 8-K filed August 22, 2013)

10.40*	Amended and Restated Loan Agreement between Globalstar, Inc., and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Form 8-K filed August 22, 2013)

Executive Compensation Plans and Agreements
10.41*	Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Annex A to Definitive Proxy Statement filed March 31, 2008)

10.42*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.43*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.44*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.45*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.46*†	2014 Key Employee Cash Bonus Plan (Exhibit 10.1 to Form 10-Q filed May 8, 2014)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe Horwath LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.