Form 10-Q
period 2015-03-31
Globalstar, Inc.
filed 2015-05-08
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2015, 871,238,089 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
Service revenues	$17,107	$16,249
Subscriber equipment sales	3,915	4,287
Total revenue	21,022	20,536
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	7,434	6,938
Cost of subscriber equipment sales	3,131	3,072
Marketing, general and administrative	8,596	7,769
Depreciation, amortization and accretion	19,046	23,332
Total operating expenses	38,207	41,111
Loss from operations	(17,185)	(20,575)
Other income (expense):
Loss on extinguishment of debt	(65)	(10,195)
Interest income and expense, net of amounts capitalized	(8,517)	(10,921)
Derivative loss	(107,865)	(209,370)
Other	4,133	713
Total other income (expense)	(112,314)	(229,773)
Loss before income taxes	(129,499)	(250,348)
Income tax expense	228	193
Net loss	$(129,727)	$(250,541)

Other comprehensive loss:
Foreign currency translation	(1,290)	(1,235)
Total comprehensive loss	$(131,017)	$(251,776)

Net loss per common share:
Basic	$(0.13)	$(0.29)
Diluted	(0.13)	(0.29)
Weighted-average shares outstanding:
Basic	1,000,845	849,321
Diluted	1,000,845	849,321

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,655	$7,121
Accounts receivable, net of allowance of $4,727 and $4,788, respectively	15,300	15,015
Inventory	13,584	14,734
Prepaid expenses and other current assets	7,283	7,944
Total current assets	49,822	44,814
Property and equipment, net	1,100,504	1,113,560
Restricted cash	37,918	37,918
Deferred financing costs, net	60,989	63,862
Intangible and other assets, net of accumulated amortization of $6,138 and $5,669, respectively	9,436	8,266
Total assets	$1,258,669	$1,268,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,450	$6,450
Accounts payable, including contractor payables of $0 and $1,180, respectively	5,010	6,922
Accrued contract termination charge	19,023	21,308
Accrued expenses	26,705	22,342
Payables to affiliates	376	481
Deferred revenue	21,481	21,740
Total current liabilities	79,045	79,243
Long-term debt, less current portion	626,653	623,640
Employee benefit obligations	5,478	5,499
Derivative liabilities	548,526	441,550
Deferred revenue	6,517	6,572
Debt restructuring fees	20,795	20,795
Other non-current liabilities	11,233	12,205
Total non-current liabilities	1,219,202	1,110,261
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders’ (deficit) equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 869,594,366 and 864,378,563 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	87	86
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at March 31, 2015 and December 31, 2014	13	13
Additional paid-in capital	1,516,141	1,503,619
Accumulated other comprehensive loss	(4,188)	(2,898)
Retained deficit	(1,551,631)	(1,421,904)
Total stockholders’ (deficit) equity	(39,578)	78,916
Total liabilities and stockholders’ equity	$1,258,669	$1,268,420

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows provided by (used in) operating activities:
Net loss	$(129,727)	$(250,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	19,046	23,332
Change in fair value of derivative assets and liabilities	107,865	209,370
Stock-based compensation expense	818	628
Amortization of deferred financing costs	2,336	2,541
Provision for bad debts	690	597
Noncash interest and accretion expense	2,578	4,078
Loss on extinguishment of debt	65	10,195
Other, net	304	864
Unrealized foreign currency (gain) loss	(4,030)	(1,090)
Changes in operating assets and liabilities:
Accounts receivable	(1,309)	(865)
Inventory	794	2,087
Prepaid expenses and other current assets	201	(695)
Other assets	(476)	(629)
Accounts payable and accrued expenses	3,641	2,897
Payables to affiliates	(105)	30
Other non-current liabilities	(163)	(119)
Deferred revenue	(7)	1,119
Net cash provided by operating activities	2,521	3,799
Cash flows provided by (used in) investing activities:
Second-generation ground-related costs (including interest)	(4,018)	(1,366)
Property and equipment additions	(1,790)	(428)
Net cash used in investing activities	(5,808)	(1,794)
Cash flows provided by (used in) financing activities
Proceeds from issuance of stock to Terrapin	10,000	—
Payments of deferred financing costs	—	(164)
Proceeds from issuance of common stock and exercise of warrants	61	310
Net cash provided by financing activities	10,061	146
Effect of exchange rate changes on cash	(240)	36
Net increase in cash and cash equivalents	6,534	2,187
Cash and cash equivalents, beginning of period	7,121	17,408
Cash and cash equivalents, end of period	$13,655	$19,595
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	—	29

Supplemental disclosure of non-cash financing and investing activities:

Increase in non-cash capitalized accrued interest for second-generation ground-related costs	474	445
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	761	642
Payments made in convertible notes and common stock	427	813
Principal amount of debt converted into common stock	237	15,856
Reduction of debt discount and deferred financing costs due to conversion of debt	84	7,351
Fair value of common stock issued upon conversion of debt	1,086	59,064
Reduction in derivative liability due to conversion of debt	868	40,173
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Globalstar, Inc. (“Globalstar” or “the Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Capital Partners LLC, through its affiliates, (“Thermo”) is Globalstar’s principal owner and largest stockholder. Globalstar’s Executive Chairman and Chief Executive Officer controls Thermo and its affiliates. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Globalstar, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on March 2, 2015 (the "2014 Annual Report"), and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates estimates on an ongoing basis. Significant estimates include the value of derivative instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful life and value of property and equipment, income taxes and the value of stock-based compensation. Actual results could differ from these estimates.
These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year or any future period.
The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure. Based on this evaluation, the Company determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.
Recently Issued Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation - Amendments to the Consolidation Analysis. ASU 2015-02 was issued in response to concerns that current GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The amendments included in ASU 2015-02 are intended to improve targeted areas in the consolidation guidance, which includes legal entities such as limited partnerships and limited liability companies and the evaluation of fees paid to a decision maker. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing reporting.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issue Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a reduction in the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, if applicable, this ASU will be applied on a retrospective basis, wherein the consolidated balance sheet of each period presented will be adjusted to reflect the effects of applying the new guidance. The Company would be required to comply with the applicable disclosures for a change in an accounting principle, including the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the previously reported debt issuance cost asset and the adjusted debt liability). The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing reporting.
2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Globalstar System:
Space component
Second-generation satellites in service	$1,211,904	$1,211,904
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	46,646	47,595
Construction in progress:
Space component	58	30
Ground component	146,876	141,789
Other	3,216	2,458
Total Globalstar System	1,458,221	1,453,297
Internally developed and purchased software	15,039	15,392
Equipment	12,686	12,647
Land and buildings	3,371	3,590
Leasehold improvements	1,677	1,620
Total property and equipment	1,490,994	1,486,546
Accumulated depreciation	(390,490)	(372,986)
Total property and equipment, net	$1,100,504	$1,113,560
 Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of March 31, 2015, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch of satellites. As of March 31, 2015, this satellite and the prepaid long-lead items ("LLI") have not been placed into service, and therefore the Company has not yet recorded depreciation expense for these items.
Pursuant to the Amended and Restated Contract for the construction of the Globalstar Satellite for the Second Generation Constellation between Globalstar and Thales Alenia Space France ("Thales"), dated and executed in June 2009 ("2009 Contract"), Globalstar paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the LLI to be procured by Thales on Globalstar's behalf. The LLI were to be used in the construction of the Phase 3 satellites for Globalstar. As reflected on the Company's condensed consolidated balance sheet and in the above table, Globalstar believes that it owns the LLI and that the title transferred upon procurement. Recently, Globalstar asked Thales to turn over the LLI. Despite historical statements to the contrary, Thales currently disputes Globalstar's ownership of the LLI and has recently asserted that Globalstar released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully below. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of such LLI to Globalstar. Globalstar disputes Thales' assertions and is currently considering its rights and remedies to recover the LLI. At this time, Globalstar cannot predict the outcome related to this dispute, including, without limitation, the likelihood of any settlement or the probability of success with respect to any litigation which Globalstar may determine to commence with respect to the LLI.
Capitalized Interest and Depreciation Expense
The following tables summarize capitalized interest (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest cost eligible to be capitalized	$10,116	$12,254
Interest cost recorded in interest expense, net	(7,925)	(10,413)
Net interest capitalized	$2,191	$1,841

The following table summarizes depreciation expense (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation expense	$18,903	$23,009

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	March 31, 2015		December 31, 2014
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Facility Agreement	$582,296	$582,296	$582,296	$582,296
Thermo Loan Agreement	70,219	35,656	68,154	32,971
8.00% Convertible Senior Notes Issued in 2013	22,561	15,151	22,799	14,823
Total Debt	675,076	633,103	673,249	630,090
Less: Current Portion	6,450	6,450	6,450	6,450
Long-Term Debt	$668,626	$626,653	$666,799	$623,640
 The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date.
Facility Agreement
The Company’s senior secured credit facility agreement, as amended and restated in August 2013 (the “Facility Agreement”), is scheduled to mature in December 2022. As of March 31, 2015, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. The facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.
The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with certain financial covenants with equity contributions through June 2017. If the Company violates any of these covenants and is unable to make a sufficient equity contribution or obtain a waiver, it would be in default under the agreement and payment of the indebtedness could be accelerated.  The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants under the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets.
The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to the Company from the issuance of the Company's common stock and/or Subordinated Indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded in order to achieve compliance with the covenants described above, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million with no maximum amount for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In February 2015, the Company drew $10 million under its agreement with Terrapin (described below). These funds were deemed an Equity Cure Contribution under the Facility Agreement and were used in the Company's calculation of compliance with certain financial covenants under the Facility Agreement. The Company believes it was in compliance with its financial and non-financial covenants as of December 31, 2014 and March 31, 2015. The agent for the lenders recently notified the Company that, according to its interpretation of a formula in the Facility

Agreement, the Company was not in compliance with one financial covenant for the period ended December 31, 2014. The Company has notified the agent that its advisors and the Company disagree with the agent's interpretation based on the language set forth in the covenant. The Company is currently in discussions with the agent regarding covenant calculations for past and future measurement periods.
The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of March 31, 2015, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash.
Thermo Loan Agreement
In connection with the amendment and restatement of the Facility Agreement in 2013, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). This loan is subordinated to all of the Company’s obligations under the Facility Agreement.
The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. The Loan Agreement becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occur. As of March 31, 2015, $32.7 million of interest was accrued on the Loan Agreement; the Thermo loan is included in long-term debt on the Company’s condensed consolidated balance sheet.
The Company evaluated the various embedded derivatives within the Loan Agreement (See Note 5: Fair Value Measurements for additional information about the embedded derivative in the Loan Agreement). The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheet with a corresponding debt discount, which is netted against the face value of the Loan Agreement.
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
8.00% Convertible Senior Notes Issued in 2013
The 8.00% Convertible Senior Notes Issued in 2013 (the "8.00% Notes Issued in 2013") initially were convertible into shares of common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment. The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between us and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "New Indenture"). Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion price (rounded to the nearest cent) was reduced to $0.73 per share of common stock as is the current conversion price as of March 31, 2015.
The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company, with no sinking fund. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and additional notes at a rate of 2.25% per annum. The New Indenture for the new 8.00% Notes Issued in 2013 provides for customary events of default. As of March 31, 2015, the Company was in compliance with respect to the 8.00% Notes Issued in 2013 and the New Indenture.
Subject to certain conditions set forth in the New Indenture, the Company may redeem the 8.00% Notes Issued in 2013, with the prior approval of the Majority Lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus all accrued and unpaid interest thereon.
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
During April 2015, the Company received notices of conversion for approximately $6.3 million principal amount of 8.00% Notes Issued in 2013. During the quarter ended March 31, 2015, $0.2 million principal amount of 8.00% Notes Issued in 2013 were converted, resulting in a loss on extinguishment of debt of $0.1 million on the issuance of 0.5 million shares of voting common stock.
Through March 31, 2015, a total of $33.1 million principal amount of 8.00% Notes Issued in 2013 had been converted, resulting in the issuance of approximately 60.7 million shares of voting common stock. The Company recorded a loss on extinguishment of debt of less than $0.1 million and $10.5 million during the three months ended March 31, 2015 and 2014, respectively, related to conversions. Holders receive conversion shares over a 40-consecutive trading day settlement period. As a result of this feature, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's debt balance outstanding. As of March 31, 2015, there were no conversions that had been initiated but not yet fully settled.
The Company evaluated the various embedded derivatives within the New Indenture for the 8.00% Notes Issued in 2013. The Company determined that the conversion option and the contingent put feature within the New Indenture required bifurcation from the 8.00% Notes Issued in 2013. The conversion option and the contingent put feature were not deemed clearly and closely related to the 8.00% Notes Issued in 2013 and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013.
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
Warrants Outstanding
Warrants are outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Contingent Equity Agreement (1)	30,191,866	30,191,866	$0.01	$0.01
5.0% Warrants (2)	8,000,000	8,000,000	0.32	0.32
	38,191,866	38,191,866

(1)
Pursuant to the terms of a Contingent Equity Agreement with Thermo (See Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of the Contingent Equity Agreement), the Company issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants have a five-year exercise period from issuance. These warrants were issued between June 2009 and June 2012, and the exercise periods expire through June 2017. As of March 31, 2015, Thermo had exercised warrants to purchase approximately 11.3 million of these shares prior to the expiration of the associated warrants.

(2)
In June 2011, the Company issued warrants (the “5.0% Warrants”) to purchase 15.2 million shares of its voting common stock in connection with the issuance of its 5.0% Convertible Senior Unsecured Notes. During 2013, a portion of the 5.0% Warrants were exercised to purchase 7.2 million shares of common stock. The remaining 5.0% Warrants are exercisable until June 2016, which is five years after their issuance. See 5.0% Convertible Senior Notes in Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of the 5.0% Warrants.

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
When the Company makes a draw under the Terrapin equity line agreement, it issues Terrapin shares of common stock at a price per share calculated as specified in the agreement. As of March 31, 2015, Terrapin had purchased a total of 10.6 million shares of voting common stock at a total purchase price of $16.0 million pursuant to the terms of the agreement. As of March 31, 2015, $14.0 million remained available under this agreement. In February 2015, the Company drew $10.0 million under the agreement with Terrapin, which amount was used as an Equity Cure Contribution under the terms of the Facility Agreement, and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. The Company anticipates that it will make additional draws under the Terrapin Agreement during 2015, which may be used as Equity Cure Contributions under the Facility Agreement, or for liquidity purposes.

4. DERIVATIVES
In connection with certain existing and past borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as hedges. The following tables disclose the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2015	December 31, 2014

Intangible and other assets - Interest rate cap	$24	$46

Compound embedded derivative with 8.00% Notes Issued in 2013	$(97,208)	$(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(451,318)	(362,510)
Total derivative liabilities	$(548,526)	$(441,550)
 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest rate cap	$(22)	$(48)
Warrants issued with 8.00% Notes Issued in 2009	—	(35,797)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	(23,087)
Compound embedded derivative with 8.00% Notes Issued in 2013	(19,035)	(47,957)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(88,808)	(102,481)
Total derivative loss	$(107,865)	$(209,370)

Intangible and Other Assets
Interest Rate Cap
In June 2009, in connection with entering into the Facility Agreement, which accrues interest at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations.
Derivative Liabilities
The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host instrument. All embedded derivatives that required bifurcation are recorded as a derivative liability on the Company’s condensed consolidated balance sheet with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its condensed consolidated statements of operations. Each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative are described below.
Compound Embedded Derivative with 8.00% Notes Issued in 2013
As a result of the conversion option and the contingent put feature within the 8.00% Notes Issued in 2013, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount that is netted against the face value of the 8.00% Notes Issued in 2013. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.
Compound Embedded Derivative with the Amended and Restated Thermo Loan Agreement
As a result of the conversion option and the contingent put feature within the Loan Agreement with Thermo as amended and restated in July 2013, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount that is netted against the face value of the Amended and Restated Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.
Compound Embedded Derivative with 8.00% Notes Issued in 2009
As a result of the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount that is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices. On April 15, 2014, the remaining principal amount of 8.00% Notes Issued in 2009 was converted into common stock; accordingly, the derivative liability embedded in the 8.00% Notes Issued in 2009 is no longer outstanding. See 8.00% Convertible Senior Unsecured Notes Issued in 2009 in Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of the 8.00% Notes Issued in 2009 and the 8.00% Warrants.

Warrants Issued with 8.00% Notes Issued in 2009
Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount that is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model. The exercise period for the 8.00% Warrants expired in June 2014; accordingly, the derivative liability for the 8.00% Warrants is no longer outstanding.
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
Recurring Fair Value Measurements
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$24	$—	$24
Total assets measured at fair value	$—	$24	$—	$24

Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	$(97,208)	$(97,208)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(451,318)	(451,318)
Total liabilities measured at fair value	$—	$—	$(548,526)	$(548,526)

	December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$46	$—	$46
Total assets measured at fair value	$—	$46	$—	$46

Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	$(79,040)	$(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(362,510)	(362,510)
Total liabilities measured at fair value	$—	$—	$(441,550)	$(441,550)

Assets

Interest Rate Cap
The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.
Liabilities
The Company has two derivative liabilities in Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4: Derivatives for further discussion.
The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	March 31, 2015
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	70% - 95%	0.9%	$0.73	$3.33
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 100%	1.8%	$0.73	$3.33

	December 31, 2014
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	70% - 100%	1.2%	$0.73	$2.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 100%	2.1%	$0.73	$2.75
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
Compound Embedded Derivative with 8.00% Notes Issued in 2013
In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Company’s 8.00% Notes Issued in 2013 includes payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion and automatic conversions. Pursuant to the terms of the New Indenture governing the 8.00% Notes Issued in 2013, there are also certain put and call features within the notes that impact the valuation model. The trading activity in the market provides the Company with additional valuation support. The Company uses a weight factor to calculate the fair value of the embedded derivative to align the fair value produced from the valuation model to the fair value of the notes traded in the market.
Compound Embedded Derivative with Amended and Restated Thermo Loan Agreement
In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivative within the Thermo Loan Agreement includes payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion and automatic conversions. The compound embedded derivative in the Loan Agreement with Thermo contains similar features to the 8.00% Notes Issued in 2013. As stated in the previous section, the Company uses a weight factor to calculate the fair value of the embedded derivative in the 8.00% Notes Issued in 2013 to align the fair value produced from the valuation model to the fair value of the notes traded in the market. Due to the similarities in the debt instruments, a similar weight factor was applied to the embedded derivative in the Thermo Loan Agreement.
The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$(441,550)
Derivative adjustment related to conversions and exercises	867
Unrealized loss, included in derivative gain (loss)	(107,843)
Balance at March 31, 2015	$(548,526)

6. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES
Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued interest	$5,244	$827
Accrued compensation and benefits	2,355	2,597
Accrued property and other taxes	6,142	6,727
Accrued customer liabilities and deposits	3,547	3,358
Accrued professional and other service provider fees	2,370	1,925
Accrued liability for contingent consideration	54	481
Accrued commissions	857	686
Accrued telecommunications expenses	1,392	1,135
Accrued second-generation constellation costs	1,901	1,531
Accrued inventory in transit	953	1,189
Other accrued expenses	1,890	1,886
Total accrued expenses	$26,705	$22,342
Other accrued expenses include primarily outsourced logistics services, storage, warranty reserve, maintenance, rent and payments to IGOs.
Other non-current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Long-term accrued interest	$254	$131
Asset retirement obligation	1,213	1,184
Deferred rent and capital lease obligations	375	404
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,268	1,391
Uncertain income tax positions	5,658	6,061
Foreign tax contingencies	2,465	3,034
Total other non-current liabilities	$11,233	$12,205

7. COMMITMENTS
Contractual Obligations - Next-Generation Gateways and Other Ground Facilities
As of March 31, 2015, the Company had purchase commitments with Hughes Network Systems, LLC (“Hughes”) and Ericsson Inc. (“Ericsson”) related to the procurement, deployment and maintenance of the second-generation ground network.
  In May 2008, the Company entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be used in various next-generation Globalstar devices.
In March 2015, the Company entered into an agreement with Hughes for the design, development, build, testing and delivery of four custom test equipment units for a total of $1.9 million to be delivered by the end of 2015. In April 2015, the Company extended the scope of work for delivery of two additional RANs for a total of $4.0 million with an estimated delivery date of February 2016. In April 2015, the Company also signed a letter agreement with Hughes wherein the Company granted Hughes the option to accept pre-payment of its remaining contract payments, including those related to the 2015 work mentioned above, in Globalstar common stock at a 7% discount in lieu of cash. $15.5 million of the $16.3 million total remaining under the Hughes contract will be paid in common stock per this agreement. The common stock will be issued pursuant to the agreement within 60 days of the date of the letter agreement. The Company will record a loss equal to the value of the discount in the period the common stock is issued.

The Company has an agreement with Ericsson to develop, implement and maintain a ground interface, or core network system that will be installed at a number of the Company’s satellite gateway ground stations. The remaining amount due under the contract is $20.7 million. In September 2013, the Company entered into an agreement with Ericsson that deferred certain milestone payments previously due under the contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, the Company signed a new letter agreement whereby Ericsson agreed to waive the remaining $1.0 million in deferred milestone payments and $.4 million in interest accrued on the milestone payments. In the first quarter of 2015, the Company reversed these amounts from accounts payable, accrued expenses and construction in progress on the Company's condensed consolidated balance sheet.
8. CONTINGENCIES
Arbitration
On June 3, 2011, Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the 2009 Contract. Globalstar did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that Globalstar materially breached the contract by failing to pay to Thales termination charges in the amount of €51.3 million by October 9, 2011, and that absent further agreement between the parties, Thales had no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. The award required Globalstar to pay Thales approximately €53 million in termination charges and interest by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company entered into a tolling agreement as of June 13, 2013, under which Thales dismissed the New York Proceeding without prejudice. Thales may refile the petition at a later date and pursue the confirmation of the arbitration award, which Globalstar will oppose. Should Thales be successful in confirming the arbitration award, this would have a material adverse effect on the Company's financial condition, results of operations and liquidity.
On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated balance sheet as of March 31, 2015. The releases became effective on December 31, 2012.
Under the terms of the Settlement Agreement, the parties agreed, among other things, to stay the New York Proceeding, and Globalstar agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of March 31, 2015, such condition had not yet been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement (with limited exceptions related to tolling) shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement, and therefore it would survive any termination of the Settlement Agreement. As of March 31, 2015, no party had terminated the Settlement Agreement. Each of the Settlement Agreement and the Release Agreement provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof.
Litigation
Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In management's opinion, there is no pending litigation, dispute or claim, other than those described in this report, that may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

9. RELATED PARTY TRANSACTIONS
Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.4 million and $0.5 million at March 31, 2015 and December 31, 2014, respectively.
Transactions with Thermo
The following table summarizes expenses Thermo incurred on behalf of the Company (in thousands):

	Three Months Ended
	March 31,
	2015	2014
General and administrative expenses	$164	$30
Non-cash expenses	137	137
Total	$301	$167

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
Since June 2009, Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes Issued in 2009, provided a $2.3 million short-term loan to the Company (which was subsequently converted into nonvoting common stock), and loaned $37.5 million to the Company to fund the debt service reserve account, and funded $65 million in exchange for the Company's common stock in accordance with the Consent Agreement, the Common Stock Purchase Agreement, and the Common Stock Purchase and Option Agreement entered into in May 2013. See the sections The Consent Agreement, The Common Stock Purchase Agreement, and The Common Stock Purchase and Option Agreement in Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of these agreements between the Company and Thermo.
During 2014, Thermo exercised warrants that were scheduled to expire in June 2014. The warrants that were exercised during 2014 included warrants for 4.2 million shares issued as partial consideration for the Amended and Restated Thermo Loan Agreement, resulting in the issuance of 4.2 million shares of Globalstar common stock; warrants for 11.3 million shares issued in connection with the annual availability fee for the Contingent Equity Agreement in 2009, resulting in the issuance of 11.3 million shares of Globalstar common stock; and 8.00% Warrants issued in 2009 to purchase 16.3 million shares of Globalstar common stock, resulting in the issuance of 14.7 million shares of Globalstar common stock. As of March 31, 2015, warrants to purchase approximately 30.2 million shares issued under the Contingent Equity Agreement and 8.0 million 5.0% Warrants remain outstanding, all of which are held by Thermo and are scheduled to expire between June 2016 and June 2017.
Thermo is required to maintain minimum and maximum ownership levels in the Company's common stock as defined in the Facility Agreement. As needed, Thermo may convert shares of nonvoting common stock into shares of voting common stock to ensure compliance with these ownership limitations. During 2014, Thermo converted 175 million shares of nonvoting common stock into shares of voting common stock to ensure compliance with these covenants.
See Note 3: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources.
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Accumulated other comprehensive income (loss), beginning of period	$(2,898)	$871
Other comprehensive income (loss) :
Foreign currency translation adjustments	(1,290)	(1,235)
Accumulated other comprehensive loss, end of period	$(4,188)	$(364)

No amounts were reclassified out of accumulated other comprehensive income (loss) for the periods shown above.

11. STOCK COMPENSATION
The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, officers, directors, consultants and advisers (“Eligible Participants”) to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s board of directors (or its designee for non-executive officers and directors) establishes the terms and conditions of any awards granted under the plans.
For the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to its 2006 Equity Incentive Plan of $0.7 million and $0.5 million, respectively. These expenses are reflected in marketing, general and administrative expenses.
Grants to eligible participants of incentive stock options, restricted stock awards, and restricted stock units were as follows (in thousands of shares):

	Three Months Ended March 31,
	2015	2014
Grants of restricted stock awards and restricted stock units	29	29
Grants of options to purchase common stock	113	293
Total	142	322
Employee Stock Purchase Plan
For the three months ended March 31, 2015 and 2014, the Company recorded expense related to its Employee Stock Purchase Plan for the fair value of the grant of $0.1 million and $0.1 million, respectively, which is reflected in marketing, general and administrative expenses. Through March 31, 2015, the Company had issued 2,608,765 shares of common stock pursuant to this plan.

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

	Three Months Ended March 31,
	2015	2014
Revenues:
Service:
United States	$11,715	$10,880
Canada	3,433	3,233
Europe	1,202	1,351
Central and South America	614	663
Others	143	122
Total service revenue	$17,107	$16,249
Subscriber equipment:
United States	1,588	2,314
Canada	1,161	1,282
Europe	533	532
Central and South America	633	159
Others	—	—
Total subscriber equipment revenue	$3,915	$4,287
Total revenue	$21,022	$20,536

	March 31, 2015	December 31, 2014
Long-lived assets:
United States	$1,096,027	$1,108,675
Canada	326	357
Europe	357	413
Central and South America	3,092	3,309
Others	702	806
Total long-lived assets	$1,100,504	$1,113,560

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the Company’s issuance of the 8.00% Notes issued in 2013, certain of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the 8.00% Notes Issued in 2013. The following financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).
The condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include disclosures included in annual financial statements. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.
Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$18,915	$907	$5,102	$(7,817)	$17,107
Subscriber equipment sales	58	3,449	2,498	(2,090)	3,915
Total revenue	18,973	4,356	7,600	(9,907)	21,022
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	3,020	3,040	3,099	(1,725)	7,434
Cost of subscriber equipment sales	(18)	3,306	2,446	(2,603)	3,131
Marketing, general and administrative	1,947	3,722	2,927	—	8,596
Depreciation, amortization, and accretion	18,549	298	5,881	(5,682)	19,046
Total operating expenses	23,498	10,366	14,353	(10,010)	38,207
Loss from operations	(4,525)	(6,010)	(6,753)	103	(17,185)
Other income (expense):
Loss on extinguishment of debt	(65)	—	—	—	(65)
Interest income and expense, net of amounts capitalized	(8,336)	(10)	(171)	—	(8,517)
Derivative loss	(107,865)	—	—	—	(107,865)
Equity in subsidiary earnings	(10,663)	4	—	10,659	—
Other	1,806	526	1,747	54	4,133
Total other income (expense)	(125,123)	520	1,576	10,713	(112,314)
Income (loss) before income taxes	(129,648)	(5,490)	(5,177)	10,816	(129,499)
Income tax expense	79	23	126	—	228
Net income (loss)	$(129,727)	$(5,513)	$(5,303)	$10,816	$(129,727)
Comprehensive income (loss)	$(129,727)	$(5,513)	$(6,593)	$10,816	$(131,017)

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$18,409	$1,824	$4,678	$(8,662)	$16,249
Subscriber equipment sales	45	3,131	1,899	(788)	4,287
Total revenue	18,454	4,955	6,577	(9,450)	20,536
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,637	2,063	2,295	(57)	6,938
Cost of subscriber equipment sales	—	2,429	1,920	(1,277)	3,072
Marketing, general and administrative	1,689	3,952	3,208	(1,080)	7,769
Depreciation, amortization, and accretion	19,322	4,626	6,609	(7,225)	23,332
Total operating expenses	23,648	13,070	14,032	(9,639)	41,111
Loss from operations	(5,194)	(8,115)	(7,455)	189	(20,575)
Other income (expense):
Loss on extinguishment of debt	(10,195)	—	—	—	(10,195)
Interest income and expense, net of amounts capitalized	(10,824)	(11)	(86)	—	(10,921)
Derivative loss	(209,370)	—	—	—	(209,370)
Equity in subsidiary earnings	(14,929)	(2,114)	—	17,043	—
Other	25	(53)	865	(124)	713
Total other income (expense)	(245,293)	(2,178)	779	16,919	(229,773)
Loss before income taxes	(250,487)	(10,293)	(6,676)	17,108	(250,348)
Income tax expense	54	8	131	—	193
Net (loss) income	$(250,541)	$(10,301)	$(6,807)	$17,108	$(250,541)
Comprehensive (loss) income	$(250,541)	$(10,301)	$(8,045)	$17,111	$(251,776)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,206	$1,086	$3,363	$—	$13,655
Accounts receivable	4,638	5,290	4,970	402	15,300
Intercompany receivables	781,109	446,687	33,638	(1,261,434)	—
Inventory	2,014	7,324	4,246	—	13,584
Prepaid expenses and other current assets	2,785	307	4,191	—	7,283
Total current assets	799,752	460,694	50,408	(1,261,032)	49,822
Property and equipment, net	1,092,982	3,045	5,210	(733)	1,100,504
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,006	—	11,945	(24,951)	—
Investment in subsidiaries	(266,658)	(365,320)	31,093	600,885	—
Deferred financing costs	60,989	—	—	—	60,989
Intangible and other assets, net	7,846	468	1,134	(12)	9,436
Total assets	$1,745,835	$98,887	$99,790	$(685,843)	$1,258,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,450	$—	$—	$—	$6,450
Accounts payable	1,616	1,668	1,726	—	5,010
Accrued contract termination charge	19,023	—	—	—	19,023
Accrued expenses	11,633	6,924	8,148	—	26,705
Intercompany payables	530,407	572,697	163,862	(1,266,966)	—
Payables to affiliates	376	—	—	—	376
Deferred revenue	2,448	15,821	3,212	—	21,481
Total current liabilities	571,953	597,110	176,948	(1,266,966)	79,045
Long-term debt, less current portion	626,653	—	—	—	626,653
Employee benefit obligations	5,478	—	—	—	5,478
Intercompany notes payable	3,830	—	15,148	(18,978)	—
Derivative liabilities	548,526	—	—	—	548,526
Deferred revenue	6,192	325	—	—	6,517
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,986	296	8,951	—	11,233
Total non-current liabilities	1,213,460	621	24,099	(18,978)	1,219,202
Stockholders’ (deficit) equity	(39,578)	(498,844)	(101,257)	600,101	(39,578)
Total liabilities and stockholders’ equity	$1,745,835	$98,887	$99,790	$(685,843)	$1,258,669

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,166	$672	$3,283	$—	$7,121
Accounts receivable	4,470	5,265	4,955	325	15,015
Intercompany receivables	755,482	441,525	23,967	(1,220,974)	—
Inventory	2,018	8,424	4,292	—	14,734
Prepaid expenses and other current assets	3,465	303	4,176	—	7,944
Total current assets	768,601	456,189	40,673	(1,220,649)	44,814
Property and equipment, net	1,105,670	3,002	5,776	(888)	1,113,560
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,006	—	8,285	(21,291)	—
Investment in subsidiaries	(265,249)	4,734	30,552	229,963	—
Deferred financing costs	63,862	—	—	—	63,862
Intangible and other assets, net	6,707	541	1,031	(13)	8,266
Total assets	$1,730,515	$464,466	$86,317	$(1,012,878)	$1,268,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,450	$—	$—	$—	$6,450
Accounts payable	3,310	1,755	1,857	—	6,922
Accrued contract termination charge	21,308	—	—	—	21,308
Accrued expenses	6,638	7,213	8,491	—	22,342
Intercompany payables	508,503	563,183	153,067	(1,224,753)	—
Payables to affiliates	481	—	—	—	481
Derivative liabilities	—	—	—	—	—
Deferred revenue	3,185	15,378	3,177	—	21,740
Total current liabilities	549,875	587,529	166,592	(1,224,753)	79,243
Long-term debt, less current portion	623,640	—	—	—	623,640
Employee benefit obligations	5,499	—	—	—	5,499
Intercompany notes payable	2,000	—	15,148	(17,148)	—
Derivative liabilities	441,550	—	—	—	441,550
Deferred revenue	6,229	343	—	—	6,572
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	2,011	294	9,900	—	12,205
Total non-current liabilities	1,101,724	637	25,048	(17,148)	1,110,261
Stockholders’ (deficit) equity	78,916	(123,700)	(105,323)	229,023	78,916
Total liabilities and stockholders’ equity	$1,730,515	$464,466	$86,317	$(1,012,878)	$1,268,420

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$1,401	$673	$447	$—	$2,521
Cash flows from investing activities:
Second-generation ground-related costs (including interest)	(4,018)	—	—	—	(4,018)
Property and equipment additions	(1,404)	(259)	(127)	—	(1,790)
Net cash used in investing activities	(5,422)	(259)	(127)	—	(5,808)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of stock to Terrapin	10,000	—	—	—	10,000
Proceeds from issuance of common stock and exercise of warrants	61	—	—	—	61
Payment of deferred financing costs	—	—	—	—	—
Net cash provided by financing activities	10,061	—	—	—	10,061
Effect of exchange rate changes on cash and cash equivalents	—	—	(240)	—	(240)
Net increase (decrease) in cash and cash equivalents	6,040	414	80	—	6,534
Cash and cash equivalents at beginning of period	3,166	672	3,283	—	7,121
Cash and cash equivalents at end of period	$9,206	$1,086	$3,363	$—	$13,655

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$4,765	$(1)	$(965)	$—	$3,799
Cash flows from investing activities:
Second-generation ground-related costs (including interest)	(1,366)	—	—	—	(1,366)
Property and equipment additions	(88)	(136)	(204)	—	(428)
Net cash from investing activities	(1,454)	(136)	(204)	—	(1,794)
Cash flows from financing activities:
Proceeds from issuance of common stock and stock options	310	—	—	—	310
Payment of deferred financing costs	(164)	—	—	—	(164)
Net cash used in financing activities	146	—	—	—	146
Effect of exchange rate changes on cash and cash equivalents	—	—	36	—	36
Net increase (decrease) in cash and cash equivalents	3,457	(137)	(1,133)	—	2,187
Cash and cash equivalents at beginning of period	12,935	676	3,797	—	17,408
Cash and cash equivalents at end of period	$16,392	$539	$2,664	$—	$19,595

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.
Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on March 2, 2015 (the "2014 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.
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
This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2014 Annual Report.
Overview
Globalstar, Inc. (“we,” “us” or “the Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. By providing wireless communications services in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (or “gateways”), which we refer to collectively as the Globalstar System.
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
We also compete aggressively on price. Our MSS handsets are priced lower than those of our main MSS competitors, providing access to MSS services to a broader range of subscribers. We expect to retain our position as the low cost, high quality leader in the MSS industry.
Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.
At March 31, 2015, we served approximately 649,000 subscribers. We increased our net subscribers 12% from March 31, 2014 to March 31, 2015. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.
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
Our products and services are sold through a variety of independent agents, dealers and resellers, and independent gateway operators (“IGOs”). We have distribution relationships with a number of "Big Box" and online retailers and other similar distribution channels, which expands the diversification of our distribution channels.
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

•	operating income and adjusted EBITDA, both of which are indicators of our financial performance; and

•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.
Comparison of the Results of Operations for the three months ended March 31, 2015 and 2014
Revenue
Total revenue increased by $0.5 million, or approximately 2%, to $21.0 million for the three months ended March 31, 2015 from $20.5 million for the three months ended March 31, 2014. This increase was due primarily to a $0.9 million increase in service revenue driven by growth in our subscriber base. The increase in service revenue was partially offset by a $0.4 million decrease in revenue from subscriber equipment sales. The primary driver for this decrease was lower revenue generated as a result of lower net SPOT equipment sales prices due to rebates during 2015. Furthermore, given our global footprint, revenue recognized during the first quarter of 2015 was negatively impacted by the significant appreciation of the U.S. dollar.
The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$6,165	29%	$5,874	28%
SPOT	7,515	36	7,039	35
Simplex	2,287	11	1,865	9
IGO	224	1	274	1
Other	916	4	1,197	6
Total	$17,107	81%	$16,249	79%

The following table sets forth amounts and percentages of our revenue for equipment sales (dollars in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$1,509	7%	$1,356	7%
SPOT	1,058	5	1,428	7
Simplex	1,187	6	1,239	6
IGO	122	1	180	1
Other	39	—	84	—
Total	$3,915	19%	$4,287	21%

The following table sets forth our average number of subscribers, ARPU and ending number of subscribers by type of revenue.

	March 31,
	2015	2014
Average number of subscribers for the period (three months ended):
Duplex (1)	68,509	71,383
SPOT	243,448	222,990
Simplex	287,684	241,038
IGO	38,725	39,309
ARPU (monthly):
Duplex (1)	$30.00	$27.43
SPOT	10.29	10.52
Simplex	2.65	2.58
IGO	1.92	2.32
Number of subscribers (end of period):
Duplex	69,655	58,603
SPOT	246,579	224,084
Simplex	288,200	250,723
IGO	38,791	39,267
Other	5,677	5,819
Total	648,902	578,496

(1)
In 2014 we initiated a process to deactivate certain subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. For the three months ended March 31, 2014, excluding these 26,000 deactivated subscribers from the December 2013 subscriber count, average subscribers would have been 58,053 and ARPU would have been $33.73.

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.
Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other service revenue in the above charts.
Service Revenue
Duplex service revenue increased approximately 5% for the three months ended March 31, 2015, compared to the same period in 2014. The growth in our Duplex subscriber base was driven by the increase in mobile hardware sales over the past 12 months.
SPOT service revenue increased 7% for the three months ended March 31, 2015, compared to the same period in 2014. End of period SPOT subscribers increased 10% from March 31, 2014 to March 31, 2015. The growth in our SPOT subscriber base is due primarily to continued increases in sales from our SPOT products including, the SPOT Gen3 and SPOT Trace.
Simplex service revenue increased 23% for the three-month period ended March 31, 2015 compared to the same period in 2014. Our end of period Simplex subscribers increased 15% from March 31, 2014 to March 31, 2015. We continue to experience high demand for our Simplex products, resulting in increased subscriber activations, thus generating additional Simplex service revenue. Revenue growth for our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer.
Other revenue decreased approximately 23% for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in other revenue is due primarily to a decrease in third party revenue. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers that we re-sold to certain loyal customers. This revenue is recorded in other service revenue as third party revenue. As our coverage is now fully restored, we continue to transition these subscribers to our network. As third party revenue decreases, other service revenue will also decrease and high margin Duplex service revenue will increase.
Equipment Revenue
Revenue from Duplex equipment sales increased by approximately 11% for the three months ended March 31, 2015 compared to the same period in 2014 due to a 25% increase in the number of mobile devices sold in the respective periods.
Revenue from SPOT equipment sales decreased 26% for the three months ended March 31, 2015 compared to the same period in 2014. The success of our SPOT products continues to grow as evidenced in part by improving consumer velocity, which is measured by the number of subscriber activations. The primary driver for the SPOT equipment revenue decrease was the success of our recent rebate programs, which decreased the revenue generated from equipment sales. These rebates given to customers reduced equipment revenue, but contributed to the increase in SPOT service revenue by increasing our subscriber count.
Revenue from Simplex equipment sales decreased approximately 4% for the three months ended March 31, 2015 compared to the same period in 2014.
Operating Expenses
Total operating expenses decreased $2.9 million, or approximately 7%, to $38.2 million for the three months ended March 31, 2015 from $41.1 million for the same period in 2014. This decrease is due primarily to lower depreciation expense in the first quarter of 2015 compared to the first quarter of 2014.
Cost of Services
Cost of services increased $0.5 million, or approximately 7%, to $7.4 million for the three months ended March 31, 2015 from $6.9 million for the same period in 2014. Cost of services comprises primarily network operating costs, which are generally fixed in nature, but we are experiencing increases in multiple expense categories as we invest resources to repair and maintain our gateway infrastructure.  The increase in cost of services is due primarily to the Thales in-orbit support contract signed in the fourth quarter of 2014 and other network operating costs incurred to repair and maintain our gateway infrastructure.
Cost of Subscriber Equipment Sales
Cost of subscriber equipment sales increased $0.1 million, or approximately 2%, to $3.1 million for the three months ended March 31, 2015 from $3.1 million for the same period in 2014. The increase in cost of subscriber equipment sales is due primarily to changes in the mix and volume of products sold during the respective periods.
Marketing, General and Administrative

Marketing, general and administrative expenses increased $0.8 million, or approximately 11%, to $8.6 million for the three months ended March 31, 2015 from $7.8 million for the same period in 2014. The increase was due in part to higher stock compensation driven by an increase in the fair value of stock options and stock awards granted to Equity Plan participants. Higher subscriber acquisition costs resulting from enhanced advertising efforts, increased dealer commissions, broader global expansion, and aggressive rebate promotions have also contributed to the increase in marketing, general and administrative expenses during the first quarter of 2015 as compared to the first quarter of 2014.
Depreciation, Amortization and Accretion
Depreciation, amortization, and accretion expense decreased $4.3 million, or approximately 18%, to $19.0 million for the three months ended March 31, 2015 from $23.3 million for the same period in 2014. This decrease relates primarily to the first-generation satellites launched during 2007 as these satellites reached the end of their estimated depreciable lives during 2014.
Other Income (Expense)
Loss on Extinguishment of Debt
For the three months ended March 31, 2015, we incurred loss on extinguishment of debt of $0.1 million due to the conversion of a portion of our 8.00% Notes Issued in 2013.
For the three months ended March 31, 2014, we incurred loss on extinguishment of debt of $10.2 million due primarily to the conversion of a portion of our 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013. Holders of approximately $8.8 million principal amount of our 8.00% Notes Issued in 2009 converted them into common stock in the first quarter of 2014, resulting in a gain on extinguishment of debt of $0.4 million. This gain was due to the portion of the derivative liability written off due to these conversions offset partially by the fair value of shares issued to the holders upon conversion. Additionally, holders of approximately 15%, or $7.0 million, of the principal amount of 8.00% Notes Issued in 2013 converted them into common stock on March 20, 2014 resulting in a loss on extinguishment of debt of $10.5 million. This loss was due primarily to the number and fair value of shares issued to the holders, offset partially by the portion of the derivative liability written off due to these conversions.
Interest Income and Expense
Interest income and expense, net, declined by $2.4 million to an expense of $8.5 million for the three months ended March 31, 2015 from an expense of $10.9 million for the same period in 2014, due to a decrease in the outstanding debt balance. This decrease was driven primarily by conversions of our various convertible notes. As discussed in Note 3: Long-Term Debt and Other Financing Arrangements, this conversion activity has included the remaining 8.00% Notes Issued in 2009 in April 2014 and a portion of the 8.00% Notes Issued in 2013 at various dates throughout 2014 and 2015.
Derivative Gain (Loss)
Derivative loss decreased by $101.5 million to a loss of $107.9 million for the three months ended March 31, 2015, compared to a loss of $209.4 million for the same period in 2014.
We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. During the first quarter of 2015, these losses were due primarily to significant movements in our stock price as well as other inputs used in our valuation models. A fluctuation in our stock price is the most significant driver for the change in value of these derivative instruments. Our stock price increased significantly in the first quarter of 2014 and 2015, resulting in material non-cash derivative losses in each period. See Note 5: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the impact of stock price on the fair value of our derivatives.
Other
Other income increased by $3.4 million to $4.1 million for the three months ended March 31, 2015, from income of $0.7 million for the same period in 2014. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during these periods.  The U.S. dollar has strengthened dramatically since mid-2014 relative to certain other currencies, including the Euro and Canadian dollar. Given the significant financial statement amounts we have denominated in these currencies, we have recognized higher foreign currency gains in recent quarters.
Liquidity and Capital Resources
 Our principal liquidity requirements include paying amounts related to second-generation upgrades to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations and funds available under the equity line agreement with Terrapin. See below for further discussion. See Part I, Item 1A. Risk Factors in our 2014 Annual Report for a description of risks, some of which are beyond our control, affecting our ability to achieve our liquidity requirements.

Additionally, the Facility Agreement requires us to maintain $37.9 million in a debt service reserve account. The Facility Agreement restricts the use of the funds in this account to making principal and interest payments under the Facility Agreement. As of March 31, 2015, the balance in the debt service reserve account was $37.9 million and classified as restricted cash.
Comparison of Cash Flows for the three months ended March 31, 2015 and 2014
The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Net cash provided by operating activities	$2,521	$3,799
Net cash used in investing activities	(5,808)	(1,794)
Net cash provided by financing activities	10,061	146
Effect of exchange rate changes on cash	(240)	36
Net increase (decrease) in cash and cash equivalents	$6,534	$2,187

Cash Flows Provided by Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2015 was $2.5 million compared to $3.8 million during the same period in 2014. Compared to the same period in 2014, net cash provided by operating activities fluctuated by $1.3 million, which was primarily to a decrease in cash receipts for future services to be provided by us to our subscribers and a decrease in cash receipts from the sales of inventory.
Cash Flows Used in Investing Activities
Cash used in investing activities was $5.8 million for the three months ended March 31, 2015 compared to $1.8 million for the same period in 2014. The increase in cash used in investing activities was due primarily to an increase in spending related to our second-generation ground upgrades.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 was primarily due to cash received from Terrapin.
Cash Position and Indebtedness
As of March 31, 2015, we held cash and cash equivalents of $13.7 million, and $14.0 million was available under the equity line agreement with Terrapin. Additionally, we have $37.9 million in restricted cash which must be maintained through the term of the Facility Agreement and will be used to pay principal and interest under the Facility Agreement.
As of December 31, 2014, we held cash and cash equivalents of $7.1 million, and $24.0 million was available under the equity line agreement with Terrapin.
The carrying amount of the current portion of our long-term debt outstanding was $6.5 million at March 31, 2015 and December 31, 2014. The current portion of our long-term debt outstanding at the end of each of these periods represents principal payments under our Facility Agreement scheduled to occur within twelve months of the balance sheet dates. The carrying amount of the long-term debt outstanding was $626.7 million and $623.6 million at March 31, 2015 and December 31, 2014, respectively. This increase was due to a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt of $2.1 million and accretion of the related debt discount of $0.6 million. Higher carrying value of the 8% Notes Issued in 2013 due to accretion of the related debt discount of $0.5 million also contributed to the increase, offset partially by conversions that reduced the carrying value by approximately $0.1 million.
Facility Agreement
Our senior secured credit facility agreement, as amended and restated effective in August 2013 (the “Facility Agreement”) is scheduled to mature in December 2022. As of March 31, 2015, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of our 2014 Annual Report for a complete description of our Facility Agreement.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, we have the ability to cure noncompliance with certain financial covenants with equity contributions through June 2017. If we violate any of these covenants and are unable to make a sufficient equity contribution or obtain a waiver, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants under the Facility Agreement limit our ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on our assets; incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us; enter into transactions with our affiliates; merge or consolidate with other entities or transfer all or substantially all of our assets; and transfer or sell assets.
The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to us from the issuance of our common stock and/or Subordinated Indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded in order to achieve compliance with the covenants described above, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million with no maximum amount for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In February 2015, we drew $10 million under our agreement with Terrapin (described below). These funds were deemed an Equity Cure Contribution under the Facility Agreement and were used in our calculation of compliance with certain financial covenants under the Facility Agreement. We believe we were in compliance with our financial and non-financial covenants as of December 31, 2014 and March 31, 2015. The agent for the lenders recently notified us that, according to its interpretation of a formula in the Facility Agreement, we were not in compliance with one financial covenant for the period ended December 31, 2014. We have notified the agent that we and our advisors disagree with the agent's interpretation based on the language set forth in the covenant. We are currently in discussions with the agent regarding covenant calculations for past and future measurement periods.
The Facility Agreement requires that we maintain a total of $37.9 million in a debt service reserve account which is pledged to reserve all of our obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of March 31, 2015, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash.
Thermo Loan Agreement
In connection with the amendment and restatement of the Facility Agreement in 2013, we amended and restated our loan agreement with Thermo (as amended and restated, the “Loan Agreement”). This loan is subordinated to all of our obligations under the Facility Agreement.
Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. The Loan Agreement becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control occurs or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2015, $32.7 million of interest was outstanding; we include this amount in long-term debt on our condensed consolidated balance sheet.
8.00% Convertible Senior Notes Issued in 2013
Our 8.00% Convertible Senior Notes Issued in 2013 (the "8.00% Notes Issued in 2013") initially were convertible into shares of our common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of our common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment. Due to common stock issuances by us since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate had been reduced to $0.73 per share of common stock as of March 31, 2015.
Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and through issuance of additional 8.00% Notes Issued in 2013 at a rate of 2.25% per annum. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of our 2014 Annual Report for a complete description of our 8.00% Notes Issued in 2013.
A holder of 8.00% Notes Issued in 2013 has the right, at the Holder’s option, to require us to purchase some or all of the 8.00% Notes Issued in 2013 on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be purchased plus accrued and unpaid interest.
The New Indenture governing the 8.00% Notes Issued in 2013 provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. As of March 31, 2015, we were not in default under the New Indenture governing the 8.00% Notes Issued in 2013.
Terrapin Opportunity, L.P. Common Stock Purchase Agreement
On December 28, 2012 we entered into a Common Stock Purchase Agreement with Terrapin pursuant to which we may, subject to certain conditions, require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. This type of arrangement is sometimes referred to as a committed equity line financing facility. From time to time over the 24-month term following the effectiveness of the registration statement, and in our sole discretion, we may present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock. We will not sell Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of our then issued and outstanding shares of voting common stock.
When we make a draw under the Terrapin equity line agreement, we issue Terrapin shares of common stock at a price per share calculated as specified in the agreement. As of March 31, 2015, Terrapin had purchased a total of 10.6 million shares of voting common stock at a total purchase price of $16.0 million pursuant to the terms of the agreement. As of March 31, 2015, $14.0 million remained available under this agreement. In February 2015, we drew $10.0 million under the agreement with Terrapin, which amount was used as an Equity Cure Contribution under the terms of the Facility Agreement, and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. We anticipate that we will make additional draws under the Terrapin Agreement during 2015, which may be used as Equity Cure Contributions under the Facility Agreement, or for liquidity purposes.
Capital Expenditures
We have entered into various contractual agreements, primarily with Hughes and Ericsson, related to the procurement and deployment of our next-generation gateways and other ground facilities.
Our agreements with Hughes are related to design, supply and implementation of RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be used in various next-generation devices. In March 2015, we entered into an agreement with Hughes for the design, development, build, testing and delivery of four custom test equipment units for a total of $1.9 million to be delivered by the end of 2015. In April 2015, we extended the scope of work for delivery of two additional RANs for a total of $4.0 million with an estimated delivery date of February 2016. In April 2015, we also signed a letter agreement with Hughes wherein we granted Hughes the option to accept pre-payment of certain of our remaining contract milestones, including milestones related to the 2015 work mentioned above, in Globalstar common stock at a 7% discount in lieu of cash. $15.5 million of the $16.3 million total remaining under the Hughes contract will be paid in common stock per this agreement. The common stock will be issued pursuant to the agreement within 60 days of the date of the letter agreement. We will record a loss equal to the value of the discount in our condensed consolidated statement of operations in the period the common stock is issued.
Our agreements with Ericsson are related to development, implementation and maintenance of a ground interface, or core network, system that will be installed at a number of our satellite gateway ground stations. The remaining amount due under the Ericsson contract is $20.7 million. In September 2013, we entered into an agreement with Ericsson that deferred certain milestone payments previously due under the contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, we signed a new letter agreement whereby Ericsson agreed to waive the remaining $1.0 million in deferred milestone payments and $.4 million in interest accrued on the milestone payments. In the first quarter of 2015, we reversed these amounts from accounts payable, accrued expenses and construction in progress in our condensed consolidated balance sheet.
The following table presents the amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs and includes both payments made in cash and stock (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	March 31, 2015	Remaining 2015	2016	Thereafter	Total
Hughes second-generation ground component (including research and development expense)(1)	$95,566	$15,516	$756	$—	$111,838
Ericsson ground network	10,859	15,006	5,643	—	31,508
Other Capital Expenditures	1,667	—	—	—	1,667
Total	$108,092	$30,522	$6,399	$—	$145,013

(1) The amounts in the "Remaining 2015" column for Hughes include the pre-payment of certain of our remaining contract milestones which is expected to be made in common stock as mentioned above.
 As of March 31, 2015, we recorded $1.9 million of these capital expenditures in accrued expenses.
In addition to the contractual agreements mentioned above, we have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. Discussions between us and Thales are ongoing regarding certain deliverables under the contract.
Contractual Obligations and Commitments
As previously disclosed, on December 31, 2014, we entered into a contract for the sale of a Globalstar gateway for installation in Eastern Europe, along with related construction and engineering services. We will provide all personnel, services and equipment necessary to construct the gateway. The purchaser will become a provider of our mobile satellite services exclusively over the Globalstar System. The gateway equipment to be initially delivered under this contract is our first-generation gateway designed primarily by Qualcomm. The purchase price includes an upgrade to our second-generation gateway infrastructure designed by Hughes and Ericsson when it becomes available. Currently, the purchaser is in the process of securing third party contracts and obtaining the necessary permits, licenses, and other authorizations required to operate the gateway.  During the quarter ended March 31, 2015, the contract was amended to extend the date at which the parties could terminate the contract. If the purchaser is unable to secure these contracts by May 29, 2015, the contract will terminate without any payment obligations by the purchaser. Both parties anticipate having the gateway in commercial operation by early 2016.
There have been no other significant changes to our contractual obligations and commitments since December 31, 2014, except those discussed above.

Off-Balance Sheet Transactions
We have no material off-balance sheet transactions.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting guidance and the expected impact that the guidance could have on our Condensed Consolidated Financial Statements, see Recently Issued Accounting Pronouncements in Note 1: Basis of Presentation in our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our services and products are sold, distributed or available in over 120 countries. Our international sales are made primarily in Canadian dollars, Brazilian Reais and Euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. We are obligated to enter into currency hedges with the original lenders no later than 90 days after any fiscal quarter during which more than 25% of revenues is denominated in a single currency other than U.S. or Canadian dollars. Otherwise, we cannot enter into hedging agreements other than interest rate cap agreements or other hedges described above without the consent of the agent for the Facility Agreement, and with that consent the counterparties may only be the original lenders.

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $582.3 million due under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $5.8 million annually.

See Note 5: Fair Value Measurements in our Condensed Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2015, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of and for the three months ended March 31, 2015.

(b) Changes in internal control over financial reporting.

As of March 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.
For a description of our material pending legal and regulatory proceedings and settlements, see Note 8: Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.
You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the Securities and Exchange Commission ("SEC"), in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A."Risk Factors" of our 2014 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
None
Item 6. Exhibits.

Exhibit Number	Description

10.1†	Amendment No. 1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of April 2, 2015

10.2†	2015 Key Employee Cash Bonus Plan

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	May 7, 2015	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (On behalf of the registrant)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)