Form 10-Q
period 2015-06-30
Globalstar, Inc.
filed 2015-08-10
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of July 31, 2015, 894,193,182 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
Service revenues	$18,616	$17,887	$35,723	$34,136
Subscriber equipment sales	4,407	6,107	8,322	10,394
Total revenue	23,023	23,994	44,045	44,530
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	8,027	7,120	15,461	14,058
Cost of subscriber equipment sales	2,983	4,332	6,114	7,404
Cost of subscriber equipment sales - reduction in the value of inventory	—	7,317	—	7,317
Marketing, general and administrative	10,159	8,247	18,755	16,016
Depreciation, amortization and accretion	19,271	22,013	38,317	45,346
Total operating expenses	40,440	49,029	78,647	90,141
Loss from operations	(17,417)	(25,035)	(34,602)	(45,611)
Other income (expense):
Loss on extinguishment of debt	(2,189)	(16,484)	(2,254)	(26,679)
Loss on equity issuance	(2,912)	(748)	(2,912)	(748)
Interest income and expense, net of amounts capitalized	(9,244)	(13,864)	(17,761)	(24,786)
Derivative gain (loss)	237,087	(376,283)	129,222	(585,652)
Other	(452)	(344)	3,681	369
Total other income (expense)	222,290	(407,723)	109,976	(637,496)
Income (loss) before income taxes	204,873	(432,758)	75,374	(683,107)
Income tax expense	106	972	334	1,166
Net income (loss)	$204,767	$(433,730)	$75,040	$(684,273)

Other comprehensive income (loss):
Foreign currency translation adjustments	447	857	(843)	(378)
Total comprehensive income (loss)	$205,214	$(432,873)	$74,197	$(684,651)

Net income (loss) per common share:
Basic	$0.20	$(0.48)	$0.07	$(0.78)
Diluted	0.17	(0.48)	0.07	(0.78)
Weighted-average shares outstanding:
Basic	1,009,917	904,994	1,005,406	877,309
Diluted	1,205,450	904,994	1,199,182	877,309

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,871	$7,121
Accounts receivable, net of allowance of $4,978 and $4,788, respectively	16,653	15,015
Inventory	11,973	14,734
Prepaid expenses and other current assets	7,722	7,944
Total current assets	49,219	44,814
Property and equipment, net	1,090,085	1,113,560
Restricted cash	37,918	37,918
Deferred financing costs, net	58,056	63,862
Prepaid second-generation ground costs	14,237	—
Intangible and other assets, net of accumulated amortization of $6,542 and $6,315, respectively	10,767	8,266
Total assets	$1,260,282	$1,268,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,642	$6,450
Accounts payable	5,468	6,922
Accrued contract termination charge	19,452	21,308
Accrued expenses	22,278	22,342
Payables to affiliates	456	481
Deferred revenue	22,938	21,740
Total current liabilities	90,234	79,243
Long-term debt, less current portion	609,433	623,640
Employee benefit obligations	5,440	5,499
Derivative liabilities	292,293	441,550
Deferred revenue	6,526	6,572
Debt restructuring fees	20,795	20,795
Other non-current liabilities	11,767	12,205
Total non-current liabilities	946,254	1,110,261
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 894,187,117 and 864,378,563 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	89	86
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	13	13
Additional paid-in capital	1,574,297	1,503,619
Accumulated other comprehensive loss	(3,741)	(2,898)
Retained deficit	(1,346,864)	(1,421,904)
Total stockholders’ equity	223,794	78,916
Total liabilities and stockholders’ equity	$1,260,282	$1,268,420

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$75,040	$(684,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	38,317	45,346
Change in fair value of derivative assets and liabilities	(129,222)	585,652
Stock-based compensation expense	1,472	1,133
Amortization of deferred financing costs	4,667	5,043
Provision for bad debts	1,900	1,050
Reduction in the value of inventory	—	7,317
Noncash interest and accretion expense	5,712	10,942
Loss on extinguishment of debt	2,254	26,679
Loss on equity issuance	2,912	748
Other, net	618	1,101
Unrealized foreign currency gain	(3,442)	(504)
Changes in operating assets and liabilities:
Accounts receivable	(3,652)	(2,289)
Inventory	2,562	3,524
Prepaid expenses and other current assets	(788)	(723)
Other assets	(493)	(1,199)
Accounts payable and accrued expenses	(63)	(2,177)
Payables to affiliates	(25)	63
Other non-current liabilities	(429)	725
Deferred revenue	1,398	4,195
Net cash provided by (used in) operating activities	(1,262)	2,353
Cash flows used in investing activities:
Second-generation network costs (including interest)	(10,344)	(3,315)
Property and equipment additions	(3,668)	(1,483)
Net cash used in investing activities	(14,012)	(4,798)
Cash flows provided by (used in) financing activities
Principal payment of the Facility Agreement	(3,225)	—
Proceeds from issuance of stock to Terrapin	24,000	—
Payments of deferred financing costs	—	(164)
Proceeds from issuance of common stock and exercise of options and warrants	419	8,986
Net cash provided by financing activities	21,194	8,822
Effect of exchange rate changes on cash	(170)	15
Net increase in cash and cash equivalents	5,750	6,392
Cash and cash equivalents, beginning of period	7,121	17,408
Cash and cash equivalents, end of period	$12,871	$23,800
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9,746	$10,335
Income taxes	5	63

	Six Months Ended
	June 30, 2015	June 30, 2014
Supplemental disclosure of non-cash financing and investing activities:

Increase in non-cash capitalized accrued interest for second-generation network costs	995	847
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	1,580	1,308
Payments made in convertible notes and common stock	735	1,638
Principal amount of debt converted into common stock	6,491	69,232
Reduction of debt discount and deferred financing costs due to conversion of debt	2,085	25,340
Fair value of common stock issued upon conversion of debt	26,669	221,799
Reduction in derivative liability due to conversion of debt	20,008	151,034
Fair value of common stock issued to vendor for payment of services	16,684	—

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates estimates on an ongoing basis. Significant estimates include the value of derivative instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful life and value of property and equipment, income taxes and the value of stock-based compensation. Actual results could differ from these estimates. Certain reclassifications have been made to prior period Condensed Consolidated Financial Statements to conform to current period presentation.

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year or any future period.

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure. Based on this evaluation, the Company determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. ASU 2015-01 was issued to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP and more closely align U.S. GAAP with International Financial Reporting Standards ("IFRS"). This standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The Company does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis. ASU 2015-02 was issued in response to concerns that current GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The amendments included in ASU 2015-02 are intended to improve targeted areas in the consolidation guidance, which includes legal entities such as limited partnerships and limited liability companies and the evaluation of fees paid to a decision maker. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issue Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a reduction in the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, if applicable, this ASU will be applied on a retrospective basis, wherein the consolidated balance sheet of each period presented will be adjusted to reflect the effects of applying the new guidance. The Company would be required to comply with the applicable disclosures for a change in an accounting principle, including the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the previously reported debt issuance cost asset and the adjusted debt liability). The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing reporting.

In July 2015, the FASB decided to delay the effective date of ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. With the one-year deferral, ASU 2014-09 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, early adoption is now permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing reporting.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.

2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Globalstar System:
Space component
First and second-generation satellites in service	$1,211,768	$1,211,904
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	47,175	47,595
Construction in progress:
Space component	61	30
Ground component	154,857	141,789
Other	3,595	2,458
Total Globalstar System	1,466,977	1,453,297
Internally developed and purchased software	15,137	15,392
Equipment	12,697	12,647
Land and buildings	3,408	3,590
Leasehold improvements	1,683	1,620
Total property and equipment	1,499,902	1,486,546
Accumulated depreciation	(409,817)	(372,986)
Total property and equipment, net	$1,090,085	$1,113,560

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of June 30, 2015, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch of satellites. As of June 30, 2015, this satellite and the prepaid long-lead items ("LLI") have not been placed into service, and therefore the Company has not started to record depreciation expense for these items.

Pursuant to the Amended and Restated Contract for the construction of the Globalstar Satellite for the Second Generation Constellation between Globalstar and Thales Alenia Space France ("Thales"), dated and executed in June 2009 ("2009 Contract"), Globalstar paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the LLI to be procured by Thales on Globalstar's behalf. The LLI were to be used in the construction of the Phase 3 satellites for Globalstar. As reflected on the Company's condensed consolidated balance sheets and in the above table, Globalstar believes that it owns the LLI and that the title transferred upon procurement. Recently, Globalstar asked Thales to turn over the LLI. Despite historical statements to the contrary, Thales currently disputes Globalstar's ownership of the LLI and has recently asserted that Globalstar released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully below. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of this LLI to Globalstar. Globalstar disputes Thales' assertions and is currently considering its rights and remedies to recover the LLI. At this time, Globalstar cannot predict the outcome related to this dispute, including, without limitation, the likelihood of any settlement or the probability of success with respect to any litigation which Globalstar may determine to commence with respect to the LLI.

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost eligible to be capitalized	$10,589	$11,361	$20,705	$23,615
Interest cost recorded in interest expense, net	(8,135)	(9,395)	(16,060)	(19,808)
Net interest capitalized	$2,454	$1,966	$4,645	$3,807

The following table summarizes depreciation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense	$19,127	$21,377	$38,030	$44,386

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	June 30, 2015		December 31, 2014
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Facility Agreement	$579,071	$579,071	$582,296	$582,296
Thermo Loan Agreement	72,371	38,452	68,154	32,971
8.00% Convertible Senior Notes Issued in 2013	16,561	11,552	22,799	14,823
Total Debt	668,003	629,075	673,249	630,090
Less: Current Portion	19,642	19,642	6,450	6,450
Long-Term Debt	$648,361	$609,433	$666,799	$623,640

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date.

Facility Agreement

The Company’s senior secured credit facility agreement, as amended and restated (the “Facility Agreement”), is scheduled to mature in December 2022. As of June 30, 2015, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. The facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with equity contributions through a date as late as June 2019. If the Company violates any of these covenants and is unable to make a sufficient equity contribution or obtain a waiver, it would be in default under the agreement and payment of the indebtedness could be accelerated.  The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants under the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to the Company from the issuance of the Company's common stock and/or Subordinated Indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded in order to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In February and June 2015, the Company drew $10 million and $14 million, respectively, under its agreement with Terrapin Opportunity, L.P. (“Terrapin”), as described below. The Company deemed these funds to be Equity Cure Contributions under the Facility Agreement and treated them accordingly in the Company's calculation of compliance with certain financial covenants under the Facility Agreement for the measurement periods ended December 31, 2014 and June 30, 2015.

The agent for the lenders recently notified the Company that, according to its interpretation of a formula in the Facility Agreement, the Company was not in compliance with the Net Debt to Adjusted Consolidated EBITDA covenant for the period ended December 31, 2014. The Company notified the agent that its advisors and the Company disagreed with the agent's interpretation based on the language of the Facility Agreement. The Company and the lenders discussed the modifications necessary to align the Net Debt to Adjusted Consolidated EBITDA covenant calculation with the original intent of the parties. In August 2015, the Company and the lenders agreed to amend and restate the Facility Agreement to, among other things, clarify the definition of Net Debt and the calculation of the Net Debt to Adjusted Consolidated EBITDA covenant, change the way in which certain Equity Cure Contributions are calculated, and extend by up to two years the date through which Equity Cure Contributions can be made. As of June 30, 2015, the Company was in compliance with respect to the Facility Agreement.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of June 30, 2015, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on the Company's condensed consolidated balance sheets.
Thermo Loan Agreement
In connection with the amendment and restatement of the Facility Agreement, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to all of the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. The Loan Agreement becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2015, $34.9 million of interest had accrued with respect to the Loan Agreement; the Thermo loan is included in long-term debt on the Company’s condensed consolidated balance sheets.

As discussed in Note 9: Related Party Transactions, in August 2015, Thermo agreed with the lenders under the Facility Agreement that Thermo will purchase up to $30.0 million in equity securities of the Company if the Company so requests or an event of default is continuing under the Facility Agreement and funds are not available under the new Terrapin agreement (discussed below). Consideration to Thermo for this commitment was added to the principal amount owed to Thermo under the Loan Agreement.

The Company evaluated the various embedded derivatives within the Loan Agreement (See Note 5: Fair Value Measurements for additional information about the embedded derivative in the Loan Agreement). The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the face value of the Loan Agreement.

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity of the Loan Agreement using an effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices.

8.00% Convertible Senior Notes Issued in 2013

The 8.00% Convertible Senior Notes Issued in 2013 (the "8.00% Notes Issued in 2013") initially were convertible into shares of common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment. The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between us and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "New Indenture"). Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion price (rounded to the nearest cent) was reduced to $0.73 per share of common stock as is the current conversion price as of June 30, 2015.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company with no sinking fund. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The New Indenture for the new 8.00% Notes Issued in 2013 provides for customary events of default. As of June 30, 2015, the Company was in compliance with respect to the 8.00% Notes Issued in 2013 and the New Indenture.

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

In January 2015, $0.2 million principal amount of 8.00% Notes Issued in 2013 was converted, resulting in a loss on extinguishment of debt of $0.1 million on the issuance of 0.5 million shares of voting common stock during the first quarter of 2015. In April 2015, $6.3 million principal amount of 8.00% Notes Issued in 2013 was converted, resulting in a loss on extinguishment of debt of $2.2 million on the issuance of 10.4 million shares of voting common stock during the second quarter of 2015. In March 2014, $7.0 million principal amount of 8.00% Notes Issued in 2013 was converted, resulting in a loss on extinguishment of debt of $10.5 million in the first quarter of 2014 and $20.4 million in the second quarter of 2014 on the issuance of 14.6 million shares of voting common stock. Holders receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's debt balance outstanding. As of June 30, 2015, no conversions had been initiated but not yet fully settled. Through June 30, 2015, holders had converted a total of $39.4 million principal amount of 8.00% Notes Issued in 2013, resulting in the issuance of approximately 71.1 million shares of voting common stock.

The Company evaluated the various embedded derivatives within the New Indenture for the 8.00% Notes Issued in 2013. The Company determined that the conversion option and the contingent put feature within the New Indenture required bifurcation from the 8.00% Notes Issued in 2013. The Company did not deem the conversion option and the contingent put feature to be clearly and closely related to the 8.00% Notes Issued in 2013 and separately accounted for them as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013.

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 8.00% Notes Issued in 2013 (April 1, 2018) using an effective interest rate method. The Company is marking to market the fair value of the compound embedded derivative liability at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices.

Warrants Outstanding

Warrants are outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Contingent Equity Agreement (1)	30,191,866	30,191,866	$0.01	$0.01
5.0% Warrants (2)	8,000,000	8,000,000	0.32	0.32
	38,191,866	38,191,866

(1)
Pursuant to the terms of a Contingent Equity Agreement with Thermo (See Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of the Contingent Equity Agreement), the Company issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants have a five-year exercise period from issuance. These warrants were issued between June 2009 and June 2012, and the exercise periods expire through June 2017. As of June 30, 2015, Thermo had exercised warrants to purchase approximately 11.3 million of these shares prior to the expiration of the associated warrants.

(2)
In June 2011, the Company issued warrants (the “5.0% Warrants”) to purchase 15.2 million shares of its voting common stock in connection with the issuance of its 5.0% Convertible Senior Unsecured Notes. During 2013, a portion of the 5.0% Warrants was exercised to purchase 7.2 million shares of common stock. The remaining 5.0% Warrants are exercisable until June 2016, which is five years after their issuance. See 5.0% Convertible Senior Notes in Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of the 5.0% Warrants.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a Common Stock Purchase Agreement with Terrapin pursuant to which the Company, subject to certain conditions, could require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. From time to time over the 24-month term following the effectiveness of the registration statement, and in the Company’s sole discretion, the Company had the right to present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares was equal to the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares were purchased, less a discount ranging from 3.5% to 8% based on a minimum price that the Company specified. In addition, in the Company’s sole discretion, but subject to certain limitations, the Company could require Terrapin to purchase a percentage of the daily trading volume of its common stock for each trading day during the Draw Down Period. The Company agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of the then issued and outstanding shares of voting common stock.

When the Company made a draw under the Terrapin equity line agreement, it issued Terrapin shares of common stock at a price per share calculated as specified in the agreement. In February 2015, the Company drew $10.0 million under the agreement and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. In June 2015, the Company drew the remaining $14.0 million under the agreement and issued 6.6 million shares of voting common stock to Terrapin at an average price of $2.13 per share. As of June 30, 2015, Terrapin had purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million pursuant to the terms of the agreement, and no funds remained available under this agreement.

In conjunction with the amendment of the Facility Agreement in August 2015 (as discussed above), the Company entered into a new Common Stock Purchase Agreement with Terrapin pursuant to which the Company may require Terrapin to purchase up to $75.0 million of shares of the Company’s voting common stock over the 24-month term following the date of the agreement. From time to time over the 24-month term, in the Company’s discretion, the Company may present Terrapin with up to 24 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over a Draw Down Period. The per share purchase price for these shares of voting common stock will equal the daily volume weighted average price of the common stock on each date during the Draw Down Period on which shares are purchased, but not less than a minimum price specified by the Company (a “Threshold Price”), less a discount ranging from 2.75% to 4.00% based on the Threshold Price. In addition, in the Company’s discretion, but subject to certain limitations, the Company may grant to Terrapin the option to purchase additional shares during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the then issued and outstanding shares of voting common stock. As discussed above in this Note 3: Long-Term Debt and Other Financing Arrangements and in Note 9: Related Party Transactions, Thermo committed, under certain conditions, to purchase equity securities of the Company on the same pricing terms as the new Terrapin agreement.

The Company will make draws from time to time under the new Terrapin agreement, which will be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

4. DERIVATIVES

In connection with certain existing and past borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as hedges. The following tables disclose the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2015	December 31, 2014

Interest rate cap	$19	$46
Total derivative assets	$19	$46
Derivative liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$(40,140)	$(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(252,153)	(362,510)
Total derivative liabilities	$(292,293)	$(441,550)
 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
Interest rate cap	$(6)	$(58)
Warrants issued with 8.00% Notes Issued in 2009	—	(31,725)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	6,681
Compound embedded derivative with 8.00% Notes Issued in 2013	37,928	(93,471)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	199,165	(257,710)
Total derivative gain (loss)	$237,087	$(376,283)

	Six Months Ended
	June 30, 2015	June 30, 2014
Interest rate cap	$(27)	$(105)
Warrants issued with 8.00% Notes Issued in 2009	—	(67,523)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	(16,406)
Compound embedded derivative with 8.00% Notes Issued in 2013	18,892	(141,427)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	110,357	(360,191)
Total derivative gain (loss)	$129,222	$(585,652)
Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount ranging from $586.3 million to $14.8 million at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host instrument. All embedded derivatives that required bifurcation are recorded as a derivative liability on the Company’s condensed consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its condensed consolidated statements of operations. Each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative are described below.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

As a result of the conversion option and the contingent put feature within the 8.00% Notes Issued in 2013, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the face value of the 8.00% Notes Issued in 2013. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

Compound Embedded Derivative with the Amended and Restated Thermo Loan Agreement

As a result of the conversion option and the contingent put feature within the Loan Agreement with Thermo as amended and restated in July 2013, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the face value of the Amended and Restated Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

Compound Embedded Derivative with 8.00% Notes Issued in 2009

As a result of the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices. On April 15, 2014, the remaining principal amount of 8.00% Notes Issued in 2009 was converted into common stock; accordingly, the derivative liability embedded in the 8.00% Notes Issued in 2009 is no longer outstanding. See 8.00% Convertible Senior Unsecured Notes Issued in 2009 in Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of the 8.00% Notes Issued in 2009.

Warrants Issued with 8.00% Notes Issued in 2009

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model. The exercise period for the 8.00% Warrants expired in June 2014; accordingly, the derivative liability for the 8.00% Warrants is no longer outstanding.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2015
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$19	$—	$19
Total assets measured at fair value	$—	$19	$—	$19

Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	$(40,140)	$(40,140)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(252,153)	(252,153)
Total liabilities measured at fair value	$—	$—	$(292,293)	$(292,293)

	December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$46	$—	$46
Total assets measured at fair value	$—	$46	$—	$46

Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	$(79,040)	$(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(362,510)	(362,510)
Total liabilities measured at fair value	$—	$—	$(441,550)	$(441,550)

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

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	June 30, 2015
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	70% - 85%	0.9%	$0.73	$2.11
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 85%	2.2%	$0.73	$2.11

	December 31, 2014
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	70% - 100%	1.2%	$0.73	$2.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 100%	2.1%	$0.73	$2.75

Fluctuations in the Company’s stock price are the primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases above the current conversion price for each of the related derivative instruments, the value to the holder of the instrument generally increases, thereby increasing the liability on the Company’s condensed consolidated balance sheets. As previously discussed, the Company uses a blend of a Monte Carlo simulation model and market prices to determine the fair value of the derivative valuations. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 (in thousands):

Balance at March 31, 2015	$(548,526)
Derivative adjustment related to conversions and exercises	19,140
Unrealized gain, included in derivative gain (loss)	237,093
Balance at June 30, 2015	$(292,293)

Balance at December 31, 2014	$(441,550)
Derivative adjustment related to conversions and exercises	20,008
Unrealized gain, included in derivative gain (loss)	129,249
Balance at June 30, 2015	$(292,293)

6. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued interest	$315	$827
Accrued compensation and benefits	2,551	2,597
Accrued property and other taxes	6,109	6,727
Accrued customer liabilities and deposits	3,104	3,358
Accrued professional and other service provider fees	2,584	1,925
Accrued commissions and rebates	1,089	686
Accrued telecommunications expenses	1,450	1,135
Accrued satellite and ground costs	973	1,531
Accrued inventory in transit	178	1,189
Accrued liability for potential stock issuance to Hughes	1,744	—
Other accrued expenses	2,181	2,367
Total accrued expenses	$22,278	$22,342

Other accrued expenses include primarily outsourced logistics services, storage, warranty reserve, maintenance, rent, payments to IGOs and liability for contingent consideration.

Other non-current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Long-term accrued interest	$94	$131
Asset retirement obligation	1,243	1,184
Deferred rent and capital lease obligations	440	404
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,187	1,391
Uncertain income tax positions	6,012	6,061
Foreign tax contingencies	2,765	3,034
Other non-current liabilities	26	—
Total other non-current liabilities	$11,767	$12,205

7. COMMITMENTS

Contractual Obligations - Second-Generation Gateways and Other Ground Facilities

As of June 30, 2015, the Company had purchase commitments with Hughes Network Systems, LLC (“Hughes”) and Ericsson Inc. (“Ericsson”) related to the procurement, deployment and maintenance of the second-generation ground network.

In May 2008, the Company entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be used in various second-generation Globalstar devices.

In March 2015, the Company entered into an agreement with Hughes for the design, development, build, testing and delivery of four custom test equipment units for a total of $1.9 million to be delivered by the end of 2015. In April 2015, the Company extended the scope of work for delivery of two additional RANs for a total of $4.0 million with an estimated delivery date of February 2016.

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, including those related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. The portion of these contract payments related to future milestone work is included in Prepaid second-generation ground costs on the condensed consolidated balance sheets as of June 30, 2015. As the contract milestones are achieved, the related costs will be reclassified from Prepaid second-generation ground costs to construction in progress within Property and equipment. The Company recorded a loss equal to the value of the 7% discount of $1.2 million in its condensed consolidated statement of operations for the three months ended June 30, 2015. In the April 2015 agreement, as amended in July 2015, the Company agreed to provide downside protection for a period of 40 trading days after the issuance of the shares of common stock. This feature requires that the Company issue additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on the last day of the 40-day period. Pursuant to this agreement, the Company recorded a $1.7 million liability as of June 30, 2015 based on an estimate of the value of this option calculated using a Black-Scholes pricing model. The Company recorded this estimated loss in its condensed consolidated statement of operations for the three months ended June 30, 2015. This liability will be marked to market through the settlement date in August 2015.

In July 2015, the Company and Hughes formally amended the contract to include the revised scope of work set forth in the March 2015 and April 2015 letter agreements. The additional $1.9 million for delivery of four custom test equipment units and the $4.0 million for delivery of two additional RANs agreed to in March and April 2015, respectively, are now reflected in the contract through this amendment.

The Company has an agreement with Ericsson to develop, implement and maintain a ground interface, or core network system that will be installed at a number of the Company’s satellite gateway ground stations. As of June 30, 2015, the remaining amount due under the contract is $17.1 million. In September 2013, the Company entered into an agreement with Ericsson that deferred certain milestone payments previously due under the contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, the Company signed a new letter agreement whereby Ericsson agreed to waive the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments. In the first quarter of 2015, the Company reversed these amounts from accounts payable, accrued expenses and construction in progress on the Company's condensed consolidated balance sheets.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement

Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated balance sheets as of June 30, 2015. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the parties agreed, among other things, to stay the New York Proceeding, and Globalstar agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of June 30, 2015, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement (with limited exceptions related to tolling) shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement, and therefore it would survive any termination of the Settlement Agreement. As of June 30, 2015, no party had terminated the Settlement Agreement. Each of the Settlement Agreement and the Release Agreement provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof.

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In management's opinion, there is no pending litigation, dispute or claim, other than those described in this report, which may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions were $0.5 million at both June 30, 2015 and December 31, 2014.

Transactions with Thermo

The following table summarizes expenses Thermo incurred on behalf of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
General and administrative expenses	$214	$33	$244	$63
Non-cash expenses	137	137	274	274
Total	$351	$170	$518	$337

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

Since June 2009, Thermo and its affiliates have also deposited $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes Issued in 2009, provided a $2.3 million short-term loan to the Company (which was subsequently converted into nonvoting common stock), loaned $37.5 million to the Company to fund the debt service reserve account, and funded $65 million in exchange for the Company's common stock in accordance with the Consent Agreement, the Common Stock Purchase Agreement, and the Common Stock Purchase and Option Agreement entered into in May 2013. See the sections The Consent Agreement, The Common Stock Purchase Agreement, and The Common Stock Purchase and Option Agreement in Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of these agreements between the Company and Thermo.

During 2014, Thermo exercised warrants that were scheduled to expire in June 2014. The warrants that were exercised during 2014 included warrants for 4.2 million shares of the Company's common stock issued as partial consideration for the Amended and Restated Thermo Loan Agreement, resulting in the issuance of 4.2 million shares of Globalstar common stock; warrants for 11.3 million shares issued in connection with the annual availability fee for the Contingent Equity Agreement in 2009, resulting in the issuance of 11.3 million shares of Globalstar common stock; and 8.00% Warrants issued in 2009 to purchase 16.3 million shares of Globalstar common stock, resulting in the issuance of 14.7 million shares of Globalstar common stock. As of June 30, 2015, warrants to purchase approximately 30.2 million shares issued under the Contingent Equity Agreement and 8.0 million 5.0% Warrants remain outstanding, all of which are held by Thermo and are scheduled to expire between June 2016 and June 2017.

In August 2015, the Company entered into a Common Stock Purchase Agreement with Terrapin pursuant to which the Company may require Terrapin to purchase up to $75.0 million in shares of voting common stock over the 24-month term. See discussion in Note 3: Long-Term Debt and Other Financing Arrangements. Thermo has agreed with the lenders under the Facility Agreement that Thermo will purchase up to $30.0 million in equity securities of the Company if the Company so requests or if an event of default is continuing under the Facility Agreement and funds are not available under the Terrapin agreement. Thermo’s consideration for this commitment was added to the principal amount owed to Thermo under the Loan Agreement. If the Company requires Thermo to purchase equity securities under this commitment, the price per share of common stock will be calculated on the same terms as those in the new Terrapin agreement.

The Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock as defined in the Facility Agreement. As needed, Thermo may convert shares of nonvoting common stock into shares of voting common stock to ensure compliance with these ownership limitations. During 2014, Thermo converted 175 million shares of nonvoting common stock into shares of voting common stock to ensure compliance with these covenants.

See Note 3: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accumulated other comprehensive income (loss), beginning of period	$(4,188)	$(364)	$(2,898)	$871
Other comprehensive income (loss) :
Foreign currency translation adjustments	447	857	(843)	(378)
Accumulated other comprehensive income (loss), end of period	$(3,741)	$493	$(3,741)	$493

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

The Company recorded compensation expense related to its 2006 Equity Incentive Plan of $0.5 million during the three-month periods ended June 30, 2015 and 2014, and $1.3 million and $1.0 million for the six-month periods ended June 30, 2015 and 2014, respectively. These expenses are reflected in marketing, general and administrative expenses.

Grants to eligible participants of incentive stock options, restricted stock awards, and restricted stock units were as follows (in thousands of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Grants of restricted stock awards and restricted stock units	63	377	92	405
Grants of options to purchase common stock	179	168	292	462
Total	242	545	384	867

Employee Stock Purchase Plan

For the three-month periods ended June 30, 2015 and 2014, the Company recorded expense related to its Employee Stock Purchase Plan for the fair value of the grants of $0.1 million in each period, and $0.2 million and $0.1 million for the six-month periods ended June 30, 2015 and 2014, respectively. These expenses are reflected in marketing, general and administrative expenses. Through June 30, 2015, the Company had issued 2,797,662 shares of common stock pursuant to this plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Service:
United States	$12,468	$11,853	$24,183	$22,733
Canada	3,771	3,636	7,204	6,869
Europe	1,541	1,401	2,743	2,752
Central and South America	688	783	1,302	1,447
Others	148	214	291	335
Total service revenue	$18,616	$17,887	$35,723	$34,136
Subscriber equipment:
United States	1,990	3,515	3,578	5,829
Canada	1,278	1,487	2,439	2,769
Europe	452	555	985	1,087
Central and South America	424	335	1,057	493
Others	263	215	263	216
Total subscriber equipment revenue	$4,407	$6,107	$8,322	$10,394
Total revenue	$23,023	$23,994	$44,045	$44,530

	June 30, 2015	December 31, 2014
Long-lived assets:
United States	$1,085,501	$1,108,675
Canada	410	357
Europe	416	413
Central and South America	3,122	3,309
Others	636	806
Total long-lived assets	$1,090,085	$1,113,560

13. EARNINGS (LOSS) PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following tables reconcile basic weighted average shares of common stock to diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2015 (in thousands):

Three Months Ended June 30, 2015
Weighted average common shares outstanding:
Basic shares outstanding	1,009,917
Incremental shares from assumed exercises of:
Stock options, restricted stock, restricted stock units and ESPP	8,667
8.00% Notes Issued in 2013	28,001
Thermo Loan Agreement	120,673
Warrants	38,192
Diluted shares outstanding	1,205,450

Six Months Ended June 30, 2015
Weighted average common shares outstanding:
Basic shares outstanding	1,005,406
Incremental shares from assumed exercises of:
Stock options, restricted stock, restricted stock units and ESPP	8,534
8.00% Notes Issued in 2013	27,778
Thermo Loan Agreement	119,272
Warrants	38,192
Diluted shares outstanding	1,199,182

For the three and six months ended June 30, 2015, net income was adjusted for interest expense (net of capitalized amounts) related to the 8.00% Notes Issued in 2013 and the Thermo Loan Agreement for the computation of diluted earnings per share as these Notes were assumed to be converted at the start of the period. There were no anti-dilutive stock options, restricted stock or restricted stock units excluded from diluted shares outstanding during the three or six months ended June 30, 2015.

For the three and six months ended June 30, 2014, diluted net loss per share of common stock was the same as basic net loss per share of common stock because the effects of potentially dilutive securities would be anti-dilutive.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$18,935	$515	$6,288	$(7,122)	$18,616
Subscriber equipment sales	296	2,615	2,993	(1,497)	4,407
Total revenue	19,231	3,130	9,281	(8,619)	23,023
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	3,386	3,235	2,958	(1,552)	8,027
Cost of subscriber equipment sales	78	2,137	3,286	(2,518)	2,983
Marketing, general and administrative	2,078	4,694	3,387	—	10,159
Depreciation, amortization, and accretion	18,778	293	4,917	(4,717)	19,271
Total operating expenses	24,320	10,359	14,548	(8,787)	40,440
Loss from operations	(5,089)	(7,229)	(5,267)	168	(17,417)
Other income (expense):
Loss on extinguishment of debt	(2,189)	—	—	—	(2,189)
Loss on equity issuance	(2,912)	—	—	—	(2,912)
Interest income and expense, net of amounts capitalized	(9,107)	(5)	(138)	6	(9,244)
Derivative gain	237,087	—	—	—	237,087
Equity in subsidiary earnings	(12,483)	(6,079)	—	18,562	—
Other	(674)	(132)	355	(1)	(452)
Total other income (expense)	209,722	(6,216)	217	18,567	222,290
Income (loss) before income taxes	204,633	(13,445)	(5,050)	18,735	204,873
Income tax (provision) expense	(134)	(8)	248	—	106
Net income (loss)	$204,767	$(13,437)	$(5,298)	$18,735	$204,767
Comprehensive income (loss)	$204,767	$(13,437)	$(4,851)	$18,735	$205,214

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$18,962	$1,541	$6,212	$(8,828)	$17,887
Subscriber equipment sales	269	4,364	2,254	(780)	6,107
Total revenue	19,231	5,905	8,466	(9,608)	23,994
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,419	2,385	2,431	(115)	7,120
Cost of subscriber equipment sales	212	3,187	2,672	(1,739)	4,332
Cost of subscriber equipment sales - reduction in the value of inventory	7,258	19	40	—	7,317
Marketing, general and administrative	1,908	4,192	3,294	(1,147)	8,247
Depreciation, amortization, and accretion	19,135	3,084	6,530	(6,736)	22,013
Total operating expenses	30,932	12,867	14,967	(9,737)	49,029
Loss from operations	(11,701)	(6,962)	(6,501)	129	(25,035)
Other income (expense):
Loss on extinguishment of debt	(16,484)	—	—	—	(16,484)
Loss on equity issuance	(748)	—	—	—	(748)
Interest income and expense, net of amounts capitalized	(13,774)	(9)	(81)	—	(13,864)
Derivative loss	(376,283)	—	—	—	(376,283)
Equity in subsidiary earnings	(14,889)	(2,102)	—	16,991	—
Other	198	44	(586)	—	(344)
Total other income (expense)	(421,980)	(2,067)	(667)	16,991	(407,723)
Loss before income taxes	(433,681)	(9,029)	(7,168)	17,120	(432,758)
Income tax expense	49	19	904	—	972
Net income (loss)	$(433,730)	$(9,048)	$(8,072)	$17,120	$(433,730)
Comprehensive income (loss)	$(433,730)	$(9,048)	$(7,228)	$17,133	$(432,873)

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$37,850	$1,422	$11,390	$(14,939)	$35,723
Subscriber equipment sales	354	6,064	5,491	(3,587)	8,322
Total revenue	38,204	7,486	16,881	(18,526)	44,045
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,406	6,275	6,057	(3,277)	15,461
Cost of subscriber equipment sales	60	5,443	5,732	(5,121)	6,114
Marketing, general and administrative	4,025	8,416	6,314		18,755
Depreciation, amortization, and accretion	37,327	591	10,798	(10,399)	38,317
Total operating expenses	47,818	20,725	28,901	(18,797)	78,647
Loss from operations	(9,614)	(13,239)	(12,020)	271	(34,602)
Other income (expense):
Loss on extinguishment of debt	(2,254)	—	—	—	(2,254)
Loss on equity issuance	(2,912)	—	—	—	(2,912)
Interest income and expense, net of amounts capitalized	(17,443)	(15)	(309)	6	(17,761)
Derivative gain	129,222	—	—	—	129,222
Equity in subsidiary earnings	(23,146)	(6,075)	—	29,221	—
Other	1,132	394	2,102	53	3,681
Total other income (expense)	84,599	(5,696)	1,793	29,280	109,976
Income (loss) before income taxes	74,985	(18,935)	(10,227)	29,551	75,374
Income tax (provision) expense	(55)	15	374	—	334
Net income (loss)	$75,040	$(18,950)	$(10,601)	$29,551	$75,040
Comprehensive income (loss)	$75,040	$(18,950)	$(11,444)	$29,551	$74,197

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$37,370	$3,365	$10,890	$(17,489)	$34,136
Subscriber equipment sales	315	7,495	4,153	(1,569)	10,394
Total revenue	37,685	10,860	15,043	(19,058)	44,530
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,056	4,448	4,726	(172)	14,058
Cost of subscriber equipment sales	212	5,616	4,592	(3,016)	7,404
Cost of subscriber equipment sales - reduction in the value of inventory	7,258	19	40	—	7,317
Marketing, general and administrative	3,596	8,144	6,502	(2,226)	16,016
Depreciation, amortization, and accretion	38,457	7,710	13,139	(13,960)	45,346
Total operating expenses	54,579	25,937	28,999	(19,374)	90,141
Loss from operations	(16,894)	(15,077)	(13,956)	316	(45,611)
Other income (expense):
Loss on extinguishment of debt	(26,679)	—	—	—	(26,679)
Loss on equity issuance	(748)	—	—	—	(748)
Interest income and expense, net of amounts capitalized	(24,598)	(20)	(168)	—	(24,786)
Derivative loss	(585,652)	—	—	—	(585,652)
Equity in subsidiary earnings	(29,818)	(4,216)	—	34,034	—
Other	220	(9)	279	(121)	369
Total other income (expense)	(667,275)	(4,245)	111	33,913	(637,496)
Loss before income taxes	(684,169)	(19,322)	(13,845)	34,229	(683,107)
Income tax expense	104	27	1,035	—	1,166
Net income (loss)	$(684,273)	$(19,349)	$(14,880)	$34,229	$(684,273)
Comprehensive income (loss)	$(684,273)	$(19,349)	$(15,273)	$34,244	$(684,651)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,586	$459	$3,826	$—	$12,871
Accounts receivable	4,657	5,731	5,813	452	16,653
Intercompany receivables	807,654	452,244	33,863	(1,293,761)	—
Inventory	1,983	6,237	3,753	—	11,973
Prepaid expenses and other current assets	3,280	(4)	4,446	—	7,722
Total current assets	826,160	464,667	51,701	(1,293,309)	49,219
Property and equipment, net	1,082,318	3,183	5,205	(621)	1,090,085
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	12,920	—	13,595	(26,515)	—
Investment in subsidiaries	(277,942)	12,533	31,701	233,708	—
Deferred financing costs	58,056	—	—	—	58,056
Prepaid second-generation ground costs	14,237	—	—	—	14,237
Intangible and other assets, net	9,292	404	1,084	(13)	10,767
Total assets	$1,762,959	$480,787	$103,286	$(1,086,750)	$1,260,282
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,642	$—	$—	$—	$19,642
Accounts payable	2,106	1,836	1,526	—	5,468
Accrued contract termination charge	19,452	—	—	—	19,452
Accrued expenses	7,833	6,238	8,207	—	22,278
Intercompany payables	547,253	583,198	169,616	(1,300,067)	—
Payables to affiliates	456	—	—	—	456
Deferred revenue	1,877	17,102	3,959	—	22,938
Total current liabilities	598,619	608,374	183,308	(1,300,067)	90,234
Long-term debt, less current portion	609,433	—	—	—	609,433
Employee benefit obligations	5,440	—	—	—	5,440
Intercompany notes payable	4,655	—	15,055	(19,710)	—
Derivative liabilities	292,293	—	—	—	292,293
Deferred revenue	6,119	407	—	—	6,526
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,811	299	9,657	—	11,767
Total non-current liabilities	940,546	706	24,712	(19,710)	946,254
Stockholders’ (deficit) equity	223,794	(128,293)	(104,734)	233,027	223,794
Total liabilities and stockholders’ equity	$1,762,959	$480,787	$103,286	$(1,086,750)	$1,260,282

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

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(3,451)	$1,239	$950	$—	$(1,262)
Cash flows used in investing activities:
Second-generation network costs (including interest)	(10,344)	—	—	—	(10,344)
Property and equipment additions	(1,979)	(1,452)	(237)	—	(3,668)
Net cash used in investing activities	(12,323)	(1,452)	(237)	—	(14,012)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of stock to Terrapin	24,000	—	—	—	24,000
Proceeds from issuance of common stock and exercise of warrants	419	—	—	—	419
Principal payment of the Facility Agreement	(3,225)	—	—	—	(3,225)
Net cash provided by financing activities	21,194	—	—	—	21,194
Effect of exchange rate changes on cash and cash equivalents	—	—	(170)	—	(170)
Net increase (decrease) in cash and cash equivalents	5,420	(213)	543	—	5,750
Cash and cash equivalents at beginning of period	3,166	672	3,283	—	7,121
Cash and cash equivalents at end of period	$8,586	$459	$3,826	$—	$12,871

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$920	$1,240	$193	$—	$2,353
Cash flows used in investing activities:
Second-generation network costs (including interest)	(3,315)	—	—	—	(3,315)
Property and equipment additions	(88)	(208)	(1,187)	—	(1,483)
Net cash used in investing activities	(3,403)	(208)	(1,187)	—	(4,798)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock and stock options	8,986	—	—	—	8,986
Payment of deferred financing costs	(164)	—	—	—	(164)
Net cash provided by financing activities	8,822	—	—	—	8,822
Effect of exchange rate changes on cash and cash equivalents	—	—	15	—	15
Net increase (decrease) in cash and cash equivalents	6,339	1,032	(979)	—	6,392
Cash and cash equivalents at beginning of period	12,935	676	3,797	—	17,408
Cash and cash equivalents at end of period	$19,274	$1,708	$2,818	$—	$23,800

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

At June 30, 2015, we served approximately 673,000 subscribers. We increased our net subscribers 12% from June 30, 2014 to June 30, 2015. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2015 and 2014
Revenue

Total revenue decreased by $1.0 million, or approximately 4%, to $23.0 million for the three months ended June 30, 2015 from $24.0 million for the three months ended June 30, 2014. This decrease was due primarily to a $1.7 million decrease in revenue from subscriber equipment sales, which was driven primarily by a decline in Simplex equipment sales based on changes in customer demand in the respective periods. The decrease in revenue from subscriber equipment sales was partially offset by a $0.7 million increase in service revenue driven by a 12% growth in our subscriber base.

Total revenue decreased by $0.5 million or approximately 1%, to $44.0 million for the six months ended June 30, 2015 from $44.5 million for the six months ended June 30, 2014. This decrease was due primarily to a $2.1 million decline in subscriber equipment sales driven by higher demand in the prior year period from our commercial Simplex customers and lower Duplex and SPOT equipment sales prices due to rebate promotions. The decrease in revenue generated from equipment sales was partially offset by a $1.6 million increase in service revenue attributable to overall growth in our subscriber base.

Additionally, revenue recognized during the three and six months ended June 30, 2015 declined by $1.2 million and $2.3 million, respectively, as a result of the significant appreciation of the U.S. dollar. See further discussion below.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$6,998	30%	$6,943	29%	$13,163	30%	$12,817	29%
SPOT	8,345	36	7,037	29	15,861	36	14,076	32
Simplex	2,249	10	2,227	9	4,535	10	4,092	9
IGO	163	1	301	1	387	1	575	1
Other	861	4	1,379	6	1,777	5	2,576	6
Total	$18,616	81%	$17,887	74%	$35,723	82%	$34,136	77%

The following table sets forth amounts and percentages of our revenue for equipment sales (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$1,303	6%	$1,701	7%	$2,812	6%	$3,057	7%
SPOT	1,392	6	1,652	7	2,450	6	3,080	7
Simplex	1,183	5	2,041	9	2,371	5	3,280	7
IGO	473	2	430	2	595	1	610	1
Other	56	—	283	1	94	—	367	1
Total	$4,407	19%	$6,107	26%	$8,322	18%	$10,394	23%

The following table sets forth our average number of subscribers, ARPU and ending number of subscribers by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average number of subscribers for the period (three and six months ended):
Duplex (1)	72,334	60,253	71,188	73,033
SPOT	251,092	226,832	247,961	225,737
Simplex	292,873	257,439	292,357	247,754
IGO	38,752	39,258	38,686	39,300
ARPU (monthly):
Duplex (1)	$32.25	$38.41	$30.82	$29.25
SPOT	11.08	10.34	10.66	10.39
Simplex	2.56	2.88	2.59	2.75
IGO	1.40	2.56	1.67	2.44
Number of subscribers (end of period):
Duplex	75,013	61,902	75,013	61,902
SPOT	255,604	229,579	255,604	229,579
Simplex	297,546	264,154	297,546	264,154
IGO	38,713	39,248	38,713	39,248
Other	5,835	5,794	5,835	5,794
Total	672,711	600,677	672,711	600,677

(1)
In 2014 we initiated a process to deactivate certain subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. For the six months ended June 30, 2014, excluding these 26,000 subscribers deactivated in prior periods, average subscribers would have been 59,703 and ARPU would have been $35.78.

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other service revenue in the above charts.

Service Revenue

Duplex service revenue increased approximately 1% and 3% for three and six months ended June 30, 2015, compared to the same periods in 2014. The increase in Duplex service revenue was driven primarily by growth in our Duplex subscriber base over the past 12 months. The subscriber base increased 21% from June 30, 2014 to June 30, 2015. This increase from subscriber growth was offset by a decrease in ARPU driven by changes in the rate plans selected by our subscribers and the negative impact from the appreciation of the U.S. dollar during 2015. Due to our global footprint, a significant portion of our sales are generated internationally. For the three and six months ended June 30, 2015 compared to the same periods in 2014, the movement of foreign exchange rates decreased Duplex service revenue by $0.5 million and $1.0 million, respectively.

SPOT service revenue increased 19% and 13% for the three and six months ended June 30, 2015, compared to the same periods in 2014.  SPOT ARPU increased 7% driven primarily by the significant number of SPOT Gen3® sales over the past twelve months, which were sold with a higher average annual rate plan. End of period SPOT subscribers increased 11% from June 30, 2014 to June 30, 2015. The growth in our SPOT subscriber base is due primarily to a significant increase in activations driven by expansion in international markets.

Simplex service revenue increased 1% and 11% for the three and six months ended June 30, 2015 compared to the same periods in 2014. End of period Simplex subscribers increased 13% from June 30, 2014 to June 30, 2015. However, revenue growth from our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer as well as variations in customer usage.

Other revenue decreased approximately 38% and 31% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The decrease in other revenue is due primarily to lower revenue generated from government contracts as well as a decrease in third party revenue. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers that we re-sold to certain loyal customers. This revenue is recorded in other service revenue as third party revenue. As our coverage is now fully restored, we continue to transition these subscribers to our network.

Equipment Revenue

Revenue from Duplex equipment sales decreased by approximately 23% and 8% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The primary reason for the decline in Duplex equipment revenue was a reduction in the selling price of our phones beginning in 2015 in advance of the introduction of second-generation products. Reduced Duplex equipment pricing has contributed to the 89% and 60% increase in the number of phones sold during the three and six months ended June 30, 2015 compared to the same periods in 2014.

Revenue from SPOT equipment sales decreased by approximately 16% and 20%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The success of our SPOT products continues to grow as evidenced in part by improving consumer velocity, which is measured by the number of subscriber activations. The primary reason for the SPOT equipment revenue decrease was the success of our recent rebate programs, which decreased the revenue generated from equipment sales. These rebates given to customers reduced equipment revenue, but contributed to the increase in SPOT service revenue by increasing our subscriber count.

Revenue from Simplex equipment sales decreased by approximately 42% and 28%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. Reduced demand for certain of our commercial applications for M2M asset monitoring and tracking devices in 2015 contributed to the overall decrease in Simplex equipment revenue during the three and six months ended June 30, 2015 compared to the same periods in 2014.

Operating Expenses

Total operating expenses decreased $8.6 million, or approximately 18%, to $40.4 million for the three months ended June 30, 2015 from $49.0 million for the same period in 2014. Total operating expenses decreased $11.5 million, or approximately 13%, to $78.6 million for the six months ended June 30, 2015 from $90.1 million for the same period in 2014. This decrease is due primarily to our not being required to recognize a reduction in the value of inventory during 2015 and lower depreciation expense during the three and six months ended June 30, 2015 compared to the same periods in 2014.

Cost of Services

Cost of services increased $0.9 million, or approximately 13%, to $8.0 million for the three months ended June 30, 2015 from $7.1 million for the same period in 2014. Cost of services increased $1.4 million, or 10%, to $15.5 million for the six months ended June 30, 2015 from $14.1 million for the same period in 2014. Increased cost of services was due in part to the Thales in-orbit support contract signed in the fourth quarter of 2014, which represented 21% of the increase for the three-month period and 27% of the increase for the six-month period. Research and development costs related to new products represented 27% and 21% of the increase in cost of services for the three and six-month periods, respectively. Higher personnel costs contributed 13% and 16% to the three and six-month period increases due to higher fringe expenses and an expanded employee base.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $1.3 million, or approximately 31%, to $3.0 million for the three months ended June 30, 2015 from $4.3 million for the same period in 2014 and decreased $1.3 million, or approximately 17%, to $6.1 million for the six months ended June 30, 2015 from $7.4 million for the same period in 2014. The decrease in cost of subscriber equipment sales is due to changes in the carrying value, mix, and volume of products sold during the respective periods. During the fourth quarter of 2014, we recorded a reduction in the value of Duplex inventory based on evaluating and estimating timing of new product launches. This impairment corresponded to reduced Duplex equipment pricing during 2015 compared to 2014, which contributed to the decrease in cost of subscriber equipment sales.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

We recognized no reduction in the value of inventory for the three and six months ended June 30, 2015, compared to $7.3 million during the same periods in 2014. We have had various commercial contracts with Qualcomm since 2004 for the purchase of phone equipment and accessories. These contracts were canceled in March 2013, and we entered into an agreement with Qualcomm in July 2014 whereby we paid $0.1 million to Qualcomm for all remaining finished goods and raw materials held at Qualcomm, which included our previously recorded $9.2 million advances to Qualcomm for inventory. As part of our future business plans we intend to use Hughes-based technology in future product development, therefore, many of the raw materials held by Qualcomm are not likely to be used in the future production of additional inventory. As a result of certain terms included in the July 2014 agreement, during the second quarter of 2014 we recorded a reduction in the value of inventory of $7.3 million. The remaining balance of $2.2 million for inventory advances on our condensed consolidated balance sheets includes approximately $2.0 million related to the Qualcomm contract, representing primarily finished goods.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $2.0 million, or approximately 23%, to $10.2 million for the three months ended June 30, 2015 from $8.2 million for the same period in 2014 and increased $2.8 million, or approximately 17%, to $18.8 million for the six months ended June 30, 2015 from $16.0 million for the same period in 2014. Higher bad debt expense, which constituted 40% and 31%, respectively, of the increase in marketing, general and administrative expenses for the three and six months ended June 30, 2015, was due to an increase in our total subscriber base and specific reserves recorded for certain commercial customer balances. Higher subscriber acquisition costs resulting from enhanced advertising efforts, increased dealer commissions, broader global expansion, and aggressive rebate promotions comprised 29% and 36% of the increase in marketing, general and administrative expenses for the three and six months ended June 30, 2015. Additionally, expenses incurred for third party professional fees represented 23% and 19% of the increase for the three and six months ended June 30, 2015, respectively. We also incurred higher personnel costs for both the three and six months ended June 30, 2015 resulting from higher fringe expenses and an expanded employee base.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense decreased $2.7 million, or approximately 12%, to $19.3 million for the three months ended June 30, 2015 from $22.0 million for the same period in 2014 and decreased $7.0 million, or approximately 16%, to $38.3 million for the six months ended June 30, 2015 from $45.3 million for the same period in 2014. These decreases relate primarily to the depreciation of our first-generation satellites launched during 2007, which reached the end of their estimated depreciable lives during 2014.

Other Income (Expense)

Gain (Loss) on Extinguishment of Debt

We incurred losses on extinguishment of debt of $2.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively, due to the conversion of a portion of our 8.00% Notes Issued in 2013. We incurred losses on extinguishment of debt of $16.5 million and $26.7 million for the three and six months ended June 30, 2014, respectively, due to the conversion of our 8.00% Notes Issued in 2013 and 8.00% Notes Issued in 2009.

During the first quarter of 2015, holders of $0.2 million principal amount of 8.00% Notes Issued in 2013 converted their Notes, resulting in a loss on extinguishment of debt of less than $0.1 million on the issuance of 0.5 million shares of voting common stock. During the second quarter of 2015, holders of $6.3 million principal amount of 8.00% Notes Issued in 2013 converted their Notes to common stock, resulting in a loss on extinguishment of debt of $2.2 million on the issuance of 10.4 million shares of voting common stock. These losses resulted from the carrying value of the debt and derivative liability written off due to these conversions, offset by the fair value of shares issued to the holders upon conversion.

During the first quarter of 2014, we incurred loss on extinguishment of debt of $10.2 million due primarily to the conversion of a portion of our 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013. Holders of approximately $8.8 million principal amount of our 8.00% Notes Issued in 2009 converted them into common stock, resulting in a gain on extinguishment of debt of $0.4 million. This gain resulted from the carrying value of the debt and derivative liability written off due to these conversions exceeding the fair value of shares we issued to the holders upon conversion. Additionally, holders of approximately 15%, or $7.0 million, of the principal amount of 8.00% Notes Issued in 2013 converted them into common stock on March 20, 2014 resulting in a loss on extinguishment of debt of $10.5 million. This loss was due primarily to the fair value of shares issued to the holders being in excess of the carrying value of the debt and the derivative liability written off due to these conversions.

During the second quarter of 2014, we recorded loss on extinguishment of debt of $16.5 million due to the conversion of our 8.00% Notes Issued in 2009 and a portion of our 8.00% Notes Issued in 2013. On April 15, 2014 we met the condition for automatic conversion of our 8.00% Notes Issued in 2009 pursuant to the terms of the related indenture. As a result of this automatic conversion and other conversions prior to April 15, 2014, the remaining principal amount of the 8.00% Notes Issued in 2009 converted into shares of our common stock resulting in a gain on extinguishment of debt of $3.9 million during the second quarter of 2014. This gain resulted from the carrying value of the debt and derivative liability written off due to these conversions exceeding the fair value of shares issued to the holders upon conversion. Additionally, holders of approximately $10.5 million principal amount of our 8.00% Notes Issued in 2013 converted the Notes into common stock during the second quarter of 2014, resulting in a loss on extinguishment of debt of $20.4 million. This loss was due to the fair value of shares issued to the holders being in excess of the carrying value of the debt and the derivative liability written off due to these conversions.

Loss on Equity Issuance

Loss on equity issuance increased to $2.9 million for the three and six months ended June 30, 2015 from $0.7 million for the three and six months ended June 30, 2014. In June 2015, Hughes exercised its right to receive the pre-payment of certain payment milestones in shares of our common stock at a 7% discount to market value in lieu of cash. Pursuant to this agreement, we provided Hughes downside protection for a period of 40-trading days following the issuance of the stock in June. This agreement generally would require us to issue additional shares to Hughes if the market value of our common stock at the end of the 40-day period is less than the price at issuance. As previously discussed in Note 7: Commitments Contractual Obligations - Second-Generation Gateways and Other Ground Facilities, in valuing the shares issued to Hughes at the 7% discount and the related liability for the potential issuance of additional shares, we recorded a non-cash loss of approximately $2.9 million in loss on equity issuance in our condensed consolidated statements of operations for the second quarter of 2015. During the three months ended June 30, 2014, Hughes also exercised its right to receive the pre-payment of certain milestone payments in shares of our common stock at a 7% discount to market value in lieu of cash. We recorded a loss of $0.7 million related to this discount in our condensed consolidated statements of operations for the second quarter of 2014.

Interest Income and Expense

Interest income and expense, net, decreased by $4.7 million to an expense of $9.2 million for the three months ended June 30, 2015 from an expense of $13.9 million for the same period in 2014 and decreased $7.0 million to an expense of $17.8 million for the six months ended June 30, 2015 compared to an expense of $24.8 million for the same period in 2014. These decreases resulted primarily from additional interest expense of approximately $4.0 million related to make-whole interest we paid to holders who converted 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013 during the three months ended June 30, 2014, compared to $0.6 million of make-whole interest paid to holders during the three months ended June 30, 2015. A decrease in the outstanding debt balance resulting primarily from conversions of our various convertible notes also contributed to the decrease in interest expense. As discussed in Note 3: Long-Term Debt and Other Financing Arrangements, these conversions included the remaining 8.00% Notes Issued in 2009 in April 2014 and a portion of the 8.00% Notes Issued in 2013 at various dates throughout 2014 and 2015.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $613.4 million to a gain of $237.1 million for the three months ended June 30, 2015, compared to a loss of $376.3 million for the same period in 2014 and by $714.9 million to a gain of $129.2 million for the six months ended June 30, 2015, compared to a loss of $585.7 million for the same period in 2014.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. A fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments. Our stock price fluctuated significantly during the three and six month periods ended June 30, 2015 and 2014, resulting in material non-cash derivative gains and losses in these periods. See Note 5: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the impact of stock price on the fair value of our derivatives.

Other

Other expense increased $0.1 million to $0.5 million for the three months ended June 30, 2015, from $0.3 million for the same period in 2014.  Other income increased $3.3 million to $3.7 million for the six months ended June 30, 2015 from $0.4 million in the same period in 2014. The fluctuations in other expense are due primarily to foreign currency gains and losses recognized during the respective periods. The U.S. dollar has strengthened dramatically since mid-2014 relative to certain other currencies, including the Euro and Canadian dollar. Given the significant financial statement amounts we have denominated in these currencies, we recognized a $3.2 million greater foreign currency gain during the six months ended June 30, 2015 compared to the prior year period.

Liquidity and Capital Resources

Our principal liquidity requirements include paying amounts related to second-generation upgrades to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations and funds available under the new equity line agreement with Terrapin. See below for further discussion. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of risks, some of which are beyond our control, affecting our ability to achieve our liquidity requirements.

Additionally, the Facility Agreement requires us to maintain $37.9 million in a debt service reserve account. The Facility Agreement restricts the use of the funds in this account to making principal and interest payments under the Facility Agreement. As of June 30, 2015, the balance in the debt service reserve account was $37.9 million and classified as restricted cash on our condensed consolidated balance sheets.

Comparison of Cash Flows for the six months ended June 30, 2015 and 2014

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Net cash provided by (used in) operating activities	$(1,262)	$2,353
Net cash used in investing activities	(14,012)	(4,798)
Net cash provided by financing activities	21,194	8,822
Effect of exchange rate changes on cash	(170)	15
Net increase in cash and cash equivalents	$5,750	$6,392

Cash Flows Provided by Operating Activities

Net cash used in operating activities during the six months ended June 30, 2015 was $1.3 million compared to net cash provided by operating activities of $2.4 million during the same period in 2014. During 2015, we experienced a decrease in cash receipts for future services to be provided by us to our subscribers and a decrease in cash receipts from sales of inventory, compared to the same period in 2014.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $14.0 million for the six months ended June 30, 2015 compared to $4.8 million for the same period in 2014. The increase in cash used in investing activities was due primarily to an increase in spending related to our second-generation ground upgrades.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was due primarily to cash received from Terrapin, offset by a principal payment on the Facility Agreement.

Cash Position and Indebtedness

As of June 30, 2015, we held cash and cash equivalents of $12.9 million. We also had $37.9 million in restricted cash, which must be maintained through the term of the Facility Agreement and will be used to pay principal and interest under the Facility Agreement. Additionally, in August 2015, we executed a $75.0 million equity line agreement with Terrapin, which is available to be drawn over a 24-month period.

As of December 31, 2014, we held cash and cash equivalents of $7.1 million and $24.0 million was available under our previous equity line agreement with Terrapin.

The carrying amount of the current portion of our long-term debt outstanding was $19.6 million and $6.5 million at June 30, 2015 and December 31, 2014, respectively. The current portion of our long-term debt outstanding at these periods represents principal payments under our Facility Agreement scheduled to occur within 12 months of the balance sheet dates. The carrying amount of our long-term debt outstanding was $609.4 million and $623.6 million at June 30, 2015 and December 31, 2014, respectively. The decrease in the total debt balance was due primarily to conversions of a portion of the 8.00% Notes Issued in

2013 and a principal payment of our Facility Agreement, offset partially by a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt of and accretion of the debt discounts related to our convertible notes.

Facility Agreement

Our senior secured credit facility agreement, as amended and restated (the “Facility Agreement”) is scheduled to mature in December 2022. As of June 30, 2015, we had drawn all funds available under the Facility Agreement. Semi-annual principal repayments began in December 2014. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of our 2014 Annual Report for a complete description of our Facility Agreement.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, we have the ability to cure noncompliance with certain financial covenants with equity contributions through a date as late as June 2019. If we violate any of these covenants and are unable to make a sufficient equity contribution or obtain a waiver, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants under the Facility Agreement limit our ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on our assets; incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us; enter into transactions with our affiliates; merge or consolidate with other entities or transfer all or substantially all of our assets; and transfer or sell assets.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to us from the issuance of our common stock and/or Subordinated Indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded in order to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In February and June 2015, we drew $10 million and the remaining $14 million under our agreement with Terrapin, respectively as described below. These funds were deemed Equity Cure Contributions under the Facility Agreement and were used in our calculation of compliance with certain financial covenants under the Facility Agreement for the measurement periods ended December 31, 2014 and June 30, 2015.

The agent for the lenders recently notified us that, according to its interpretation of a formula in the Facility Agreement, we were not in compliance with the Net Debt to Adjusted Consolidated EBITDA covenant for the period ended December 31, 2014. We notified the agent that we and our advisors disagreed with the agent's interpretation based on the language set forth in the Facility Agreement. We and the lenders discussed the modifications necessary to align the Net Debt to Adjusted Consolidated EBITDA covenant calculation with the original intent of the parties. In August 2015, we and the lenders agreed to amend the Facility Agreement to, among other things, clarify the definition of Net Debt and the calculation of the Net Debt to Adjusted Consolidated EBITDA covenant, change the way in which certain Equity Cure Contributions are calculated, and extend by up to two years the date through which we may utilize Equity Cure Contributions.

The Facility Agreement requires that we maintain a total of $37.9 million in a debt service reserve account which is pledged to reserve all of our obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of June 30, 2015, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on our condensed consolidated balance sheets.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement, we amended and restated our loan agreement with Thermo (as amended and restated, the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.

Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. The Loan Agreement becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control occurs or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2015, $34.9 million of interest was outstanding; we include this amount in long-term debt on our condensed consolidated balance sheets.

8.00% Convertible Senior Notes Issued in 2013

Our 8.00% Convertible Senior Notes Issued in 2013 (the "8.00% Notes Issued in 2013") initially were convertible into shares of our common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of our common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment. Due to common stock issuances by us since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate had been reduced to $0.73 per share of common stock as of June 30, 2015.

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

The New Indenture governing the 8.00% Notes Issued in 2013 provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. As of June 30, 2015, we were not in default under the New Indenture governing the 8.00% Notes Issued in 2013.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 we entered into a Common Stock Purchase Agreement with Terrapin pursuant to which we were entitled, subject to certain conditions, to require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. From time to time over the 24-month term following the effectiveness of the registration statement, and in our sole discretion, we could present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock. We agreed not to sell Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of our then issued and outstanding shares of voting common stock.

When we make a draw under the Terrapin equity line agreement, we issue Terrapin shares of common stock at a price per share calculated as specified in the agreement. In February 2015, we drew $10.0 million under the agreement with Terrapin and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. In June 2015, we drew the remaining $14 million under our agreement with Terrapin and issued 6.6 million shares of voting common stock to Terrapin at an average price of $2.13 per share. As of June 30, 2015, Terrapin had purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million pursuant to the terms of the agreement and $0.0 million remained available under this agreement.

In conjunction with the amendment to the Facility Agreement in August 2015 (as discussed above), we entered into a Common Stock Purchase Agreement with Terrapin pursuant to which we may require Terrapin to purchase up to $75.0 million of shares of voting common stock over the 24-month term following the date of the agreement. Over the 24-month term, in our discretion, we may present Terrapin with up to 24 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares will equal the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased (but not less than a minimum price specified by us (a “Threshold Price”)), less a discount ranging from 2.75% to 4.00% based on the Threshold Price. In addition, in our discretion, but subject to certain limitations, we may grant to Terrapin the option to purchase additional shares during the Draw Down Period. We have agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the number of our shares of voting common stock issued and outstanding at the date of the sale. Thermo has agreed with the lenders under the Facility Agreement that Thermo will purchase up to $30.0 million in our equity securities if we require it to do so or if there is an event of default under the Facility Agreement and funds are not available under the new Terrapin agreement.

We will make draws from time to time under the new Terrapin agreement, which may be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

Capital Expenditures

We have entered into various contractual agreements, primarily with Hughes and Ericsson, related to the procurement and deployment of our second-generation gateways and other ground facilities.

Our agreements with Hughes are related to design, supply and implementation of RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be used in various second-generation devices. In March 2015, we entered into an agreement with Hughes for the design, development, build, testing and delivery of four custom test equipment units for a total of $1.9 million to be delivered by the end of 2015. In April 2015, we extended the scope of work for delivery of two additional RANs for a total of $4.0 million with an estimated delivery date of February 2016.

In April 2015, Hughes exercised its option to accept shares of our common stock in lieu of cash for certain of our remaining contract milestones, including milestones related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, we issued 7.4 million shares of freely tradable common stock at a 7% discount to market value pursuant to this option. We recorded a loss equal to the value of the 7% discount of $1.2 million in our condensed consolidated statement of operations for the three months ended June 30, 2015. In the April 2015 agreement, as amended in July 2015, we agreed to provide downside protection for a period of 40 trading days after the issuance of common stock. This feature requires that we issue additional shares of common stock equal to the difference, if any, between the $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on the last day of the 40 day period. Pursuant to this agreement, we recorded a $1.7 million liability as of June 30, 2015 based on an estimate of the value of this option calculated using a Black-Scholes pricing model. We recorded this estimated loss in our condensed consolidated statement of operation for the three months ended June 30, 2015. We will mark to market this liability through the settlement date in August 2015.

Our agreements with Ericsson are related to development, implementation and maintenance of a ground interface, or core network, system that will be installed at a number of our satellite gateway ground stations. The remaining amount due under the Ericsson contract is $17.1 million. In September 2013, we entered into an agreement with Ericsson that deferred certain milestone payments previously due under the contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, we signed a new letter agreement whereby Ericsson agreed to waive the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments. In the first quarter of 2015, we reversed these amounts from accounts payable, accrued expenses and construction in progress in our condensed consolidated balance sheets.

The following table presents the amount of actual and contractual capital expenditures (excluding capitalized interest) related to the construction of the ground component and related costs and includes both payments made in cash and stock (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	June 30, 2015	Remaining 2015	2016	Thereafter	Total
Hughes second-generation ground component (including research and development expense)	$111,082	$—	$756	$—	$111,838
Ericsson ground network	14,365	11,500	5,643	—	31,508
Other Capital Expenditures	1,667	—	—	—	1,667
Total	$127,114	$11,500	$6,399	$—	$145,013

As of June 30, 2015, we recorded approximately $1.0 million of these capital expenditures in accrued expenses.

In addition to the contractual agreements mentioned above, we have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. Discussions between us and Thales are ongoing regarding certain deliverables under the contract.

Contractual Obligations and Commitments

As previously disclosed, on December 31, 2014, we entered into a contract for the sale of a Globalstar gateway for installation in Eastern Europe, along with related construction and engineering services. During the quarter ended March 31, 2015, the contract was amended to extend the date at which the parties could terminate the contract to May 29, 2015. An agreement was not reached; therefore, the contract terminated without any payment obligations by either party.

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

We also have operations in Venezuela. Since 2010, the Venezuelan government's frequent modifications to its currency laws have caused the bolivar to devalue significantly and resulted in Venezuela being considered a highly inflationary economy. In February 2013, the official rate was devalued to the current 6.3 bolivars per U.S. dollar from 4.3 bolivars per U.S. dollar. At the end of each accounting period, we remeasure our Venezuelan subsidiary from the bolivar to the U.S. dollar at the official government rate of 6.3 bolivars per U.S. dollar. We continue to monitor the significant uncertainty surrounding current Venezuela exchange mechanisms, but due to the immateriality of our Venezuelan operations, we do not expect a substantial effect on our results of operations.

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $579.1 million due under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $5.8 million annually.

See Note 5: Fair Value Measurements in our Condensed Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2015, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In

designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the quarter and six months ended June 30, 2015.

(b) Changes in internal control over financial reporting.

As of June 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 8: Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A."Risk Factors" of our 2014 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Second Global Amendment and Restatement Agreement

As previously discussed, the agent for the lenders under our Facility Agreement notified us that, according to its interpretation of a formula in the Facility Agreement, we were not in compliance with the Net Debt to Adjusted Consolidated EBITDA covenant for the period ended December 31, 2014. We and our advisors believed that we were in compliance with all financial and non-financial covenants as of that date. We notified the agent that we and our advisors disagreed with the agent’s interpretation of the language of the covenant. Based on the language of the Facility Agreement, we determined that we would not be in compliance with this financial covenant as of June 30, 2015. To resolve these issues, we engaged in discussions with the lenders under the Facility Agreement.

To resolve these issues, on August 7, 2015, we, Thermo Funding Company LLC (“Thermo”), the lenders and their agent entered into a Second Global Amendment and Restatement Agreement (the “2015 GARA”). Pursuant to the 2015 GARA:

•
The Facility Agreement was amended and restated as described below and in the form attached to the 2015 GARA. The amendments to the Facility Agreement clarify the definition of Net Debt (which previously was ambiguous and subject to varying interpretations), adjust the calculation of the Net Debt to Adjusted Consolidated EBITDA covenant, change the way in which certain Equity Cure Contributions are calculated, and extend by up to the end of 2019 the date through which Equity Cure Contributions can be made.

•
The lenders agreed that the $14 million equity financing we received from Terrapin Opportunity, L.P. (“Terrapin”) on June 22, 2015 would be credited towards an Equity Cure Contribution for the period ended June 30, 2015 and that any equity financing we raised between the closing date and June 30, 2016 may be used to the extent required as an Equity Cure Contribution for any period ending on or before June 30, 2016.

•	The lenders waived any existing defaults or events of default under the Facility Agreement.

•	Thermo agreed to make, or caused to be made, available to us cash equity financing, subject to certain conditions, of $30.0 million, all as further described below.

•	Thermo repeated in favor of the lenders and agent each of the representations and warranties previously made by Thermo in the Amended and Restated Thermo Subordinated Deed executed in July 2013.

•	We paid a waiver fee to the agent and lenders in the aggregate amount of $85,000.

Second Thermo Group Undertaking Letter

In connection with, and as a condition to the effectiveness of, the 2015 GARA, Thermo and certain of its affiliates, executed and delivered to the agent under the Facility Agreement, an undertaking (the “Second Thermo Group Undertaking Letter”) in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if our 8% Notes Issued in 2013 have been redeemed in full, September 30, 2019 (the “Commitment Period”), under the circumstances described below, they will make, or cause to be made, available to us cash equity financing in the aggregate amount of $30.0 million.

Thermo and its affiliates are required to provide these funds during the Commitment Period if:

•	We request the funds, or

•
An Event of Default occurs and is continuing under the Facility Agreement, and, at the direction of the agent under the Facility Agreement, we deliver a notice to Terrapin under the Purchase Agreement drawing the amount set forth in the agent’s notice, and Terrapin fails to purchase shares of our voting common stock to provide us with cash proceeds in such amount.

The balance of this commitment will be reduced by any cash equity financing received by us during the Commitment Period from Thermo or an external equity funding source, including Terrapin, if we use the funds as an Equity Cure Contribution.

Agreements with Thermo

Simultaneously with the execution of the 2015 GARA and the Second Thermo Group Undertaking Letter, we entered into an Equity Commitment Agreement (the “Equity Agreement”) and a 2015 Thermo Loan Agreement (the “New Thermo Loan Agreement”).

Pursuant to the Equity Agreement, Thermo agreed to make, or cause to be made, available to us up to $30.0 million in additional cash equity investments as contemplated by the 2015 GARA and the Second Thermo Group Undertaking Letter. The price per share that Thermo will pay to purchase any shares of our common stock pursuant to this equity commitment will be established using the same method as used to establish the price per share under the new Terrapin stock purchase agreement. If the issuance of shares of voting common stock to Thermo pursuant to the Equity Agreement would constitute a “Change of Control,” “Default” or “Event of Default” under any agreement applicable to use, we will issue instead an equal number of shares of non-voting common stock.

In connection with the 2015 GARA, the Second Thermo Group Undertaking Letter and the Equity Agreement, we agreed to increase the principal amount under the Thermo Loan Agreement by $6.0 million, resulting in a new principal balance of $79.3 million.

All of the transactions between us and Thermo and its affiliates were reviewed and approved on our behalf by a Special Committee of our independent directors, who were represented by independent counsel.

Item 6. Exhibits.

Exhibit Number	Description

10.1†	Amendment No. 13 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of July 16, 2015

10.2	Second Global Amendment and Restatement Agreement dated as of August 7, 2015 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto

10.3	Second Amended and Restated Facility Agreement dated as of August 7, 2015 between Globalstar, Inc., BNP Paribas and the other lenders thereto

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 10, 2015	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (On behalf of the registrant)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)