Form 10-Q
period 2015-09-30
Globalstar, Inc.
filed 2015-11-05
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of October 29, 2015, 903,671,058 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue:
Service revenues	$19,644	$18,511	$55,367	$52,647
Subscriber equipment sales	4,034	4,930	12,356	15,324
Total revenue	23,678	23,441	67,723	67,971
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,761	7,868	23,222	21,926
Cost of subscriber equipment sales	2,914	3,836	9,028	11,240
Cost of subscriber equipment sales - reduction in the value of inventory	—	—	—	7,317
Marketing, general and administrative	9,675	8,783	28,430	24,799
Depreciation, amortization, and accretion	19,417	21,047	57,734	66,393
Total operating expenses	39,767	41,534	118,414	131,675
Loss from operations	(16,089)	(18,093)	(50,691)	(63,704)
Other income (expense):
Loss on extinguishment of debt	—	(12,936)	(2,254)	(39,615)
Loss on equity issuance	(2,920)	—	(5,832)	(748)
Interest income and expense, net of amounts capitalized	(9,019)	(9,067)	(26,780)	(33,853)
Derivative gain (loss)	54,194	166,989	183,416	(418,663)
Other	(1,953)	2,586	1,728	2,955
Total other income (expense)	40,302	147,572	150,278	(489,924)
Income (loss) before income taxes	24,213	129,479	99,587	(553,628)
Income tax expense	115	89	449	1,255
Net income (loss)	$24,098	$129,390	$99,138	$(554,883)

Other comprehensive income (loss):
Foreign currency translation adjustments	(615)	(493)	(1,458)	(871)
Total comprehensive income (loss)	$23,483	$128,897	$97,680	$(555,754)

Net income (loss) per common share:
Basic	$0.02	$0.13	$0.10	$(0.61)
Diluted	0.02	0.11	0.09	(0.61)
Weighted-average shares outstanding:
Basic	1,031,398	987,668	1,014,165	914,474
Diluted	1,234,551	1,189,190	1,221,287	914,474

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$27,973	$7,121
Accounts receivable, net of allowance of $5,681 and $4,788, respectively	14,051	15,015
Inventory	12,080	14,734
Prepaid expenses and other current assets	5,719	7,944
Total current assets	59,823	44,814
Property and equipment, net	1,083,516	1,113,560
Restricted cash	37,918	37,918
Deferred financing costs, net	61,164	63,862
Prepaid second-generation ground costs	13,909	—
Intangible and other assets, net of accumulated amortization of $6,631 and $6,315, respectively	10,979	8,266
Total assets	$1,267,309	$1,268,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,642	$6,450
Accounts payable	9,653	6,922
Accrued contract termination charge	19,712	21,308
Accrued expenses	29,118	22,342
Payables to affiliates	536	481
Deferred revenue	24,987	21,740
Total current liabilities	103,648	79,243
Long-term debt, less current portion	618,837	623,640
Employee benefit obligations	5,537	5,499
Derivative liabilities	238,087	441,550
Deferred revenue	6,334	6,572
Debt restructuring fees	20,795	20,795
Other non-current liabilities	10,996	12,205
Total non-current liabilities	900,586	1,110,261
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 903,655,140 and 864,378,563 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	90	86
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	13	13
Additional paid-in capital	1,590,094	1,503,619
Accumulated other comprehensive loss	(4,356)	(2,898)
Retained deficit	(1,322,766)	(1,421,904)
Total stockholders’ equity	263,075	78,916
Total liabilities and stockholders’ equity	$1,267,309	$1,268,420

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$99,138	$(554,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	57,734	66,393
Change in fair value of derivative assets and liabilities	(183,416)	418,663
Stock-based compensation expense	2,073	2,312
Amortization of deferred financing costs	7,110	7,591
Provision for bad debts	3,035	1,688
Reduction in value of inventory	—	7,317
Noncash interest and accretion expense	8,381	13,511
Loss on extinguishment of debt	2,254	39,615
Loss on equity issuance	5,832	748
Other, net	424	1,426
Unrealized foreign currency gain	(2,150)	(3,017)
Changes in operating assets and liabilities:
Accounts receivable	(2,532)	(2,699)
Inventory	2,045	4,403
Prepaid expenses and other current assets	749	(961)
Other assets	(648)	(2,028)
Accounts payable and accrued expenses	4,534	1,317
Payables to affiliates	55	242
Other non-current liabilities	(904)	193
Deferred revenue	3,600	5,044
Net cash provided by operating activities	7,314	6,875
Cash flows used in investing activities:
Second-generation network costs (including interest)	(15,484)	(3,862)
Property and equipment additions	(6,062)	(2,203)
Net cash used in investing activities	(21,546)	(6,065)
Cash flows provided by (used in) financing activities:
Principal payment of the Facility Agreement	(3,225)	—
Proceeds from issuance of stock to Terrapin	39,000	—
Payment of deferred financing costs	—	(164)
Proceeds from issuance of common stock and exercise of options and warrants	426	9,303
Net cash provided by financing activities	36,201	9,139
Effect of exchange rate changes on cash	(1,117)	(136)
Net increase in cash and cash equivalents	20,852	9,813
Cash and cash equivalents, beginning of period	7,121	17,408
Cash and cash equivalents, end of period	$27,973	$27,221
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9,746	$10,335
Income taxes	4,720	95

	Nine Months Ended
	September 30, 2015	September 30, 2014
Supplemental disclosure of non-cash financing and investing activities:

Increase in non-cash capitalized accrued interest for second-generation network costs	1,574	1,237
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	2,416	1,973
Payments made in convertible notes and common stock	735	12,910
Principal amount of debt converted into common stock	6,491	76,040
Reduction of debt discount and issuance costs due to note conversions	2,085	28,073
Increase in accrued second-generation network costs	2,392	1,887
Fair value of common stock issued upon conversion of debt	26,669	269,826
Reduction in derivative liability due to conversion of debt	20,008	182,051
Fair value of common stock issued to vendor for payment of invoices	16,684	—
Increase of principal amount of Thermo Loan Agreement	6,000	—

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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Globalstar, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on March 2, 2015 (the "2014 Annual Report"), and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and its majority owned or otherwise controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. With the one-year deferral, ASU 2014-09 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, early adoption is now permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing reporting.

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

2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Globalstar System:
Space component
First and second-generation satellites in service	$1,211,768	$1,211,904
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	45,782	47,595
Construction in progress:
Space component	63	30
Ground component	166,314	141,789
Other	4,989	2,458
Total Globalstar System	1,478,437	1,453,297
Internally developed and purchased software	14,607	15,392
Equipment	12,645	12,647
Land and buildings	3,127	3,590
Leasehold improvements	1,670	1,620
Total property and equipment	1,510,486	1,486,546
Accumulated depreciation	(426,970)	(372,986)
Total property and equipment, net	$1,083,516	$1,113,560

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of September 30, 2015, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch of satellites. As of September 30, 2015, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

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

Capitalized Interest and Depreciation Expense

The following tables summarize capitalized interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost eligible to be capitalized	$10,935	$10,508	$31,640	$34,123
Interest cost recorded in interest expense, net	(8,292)	(8,557)	(24,400)	(28,365)
Net interest capitalized	$2,643	$1,951	$7,240	$5,758

The following table summarizes depreciation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense	$19,299	$20,653	$57,330	$65,040

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	September 30, 2015		December 31, 2014
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Facility Agreement	$579,071	$579,071	$582,296	$582,296
Thermo Loan Agreement	80,721	47,473	68,154	32,971
8.00% Convertible Senior Notes Issued in 2013	16,561	11,935	22,799	14,823
Total Debt	676,353	638,479	673,249	630,090
Less: Current Portion	19,642	19,642	6,450	6,450
Long-Term Debt	$656,711	$618,837	$666,799	$623,640

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date.

Facility Agreement

The Company’s senior secured credit facility agreement, as amended and restated (the “Facility Agreement”), is scheduled to mature in December 2022. As of September 30, 2015, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. The facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with Equity Cure Contributions (as described below) through a date as late as June 2019. If the Company violates any of these covenants and is unable to make a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants under the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. As of September 30, 2015, the Company was in compliance with respect to the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to the Company from the issuance of the Company's common stock and/or Subordinated Indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded in order to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In February and June 2015, the Company drew $10 million and $14 million, respectively, under its agreement with Terrapin Opportunity, L.P. (“Terrapin”), as described below. The Company deemed these funds to be Equity Cure

Contributions under the Facility Agreement and treated them accordingly in the Company's calculation of compliance with certain financial covenants for the measurement periods ended December 31, 2014 and June 30, 2015. In August 2015, the Company drew $15 million under its new Common Stock Purchase Agreement with Terrapin (the "August 2015 Terrapin Agreement"). The Company can use these funds as an Equity Cure Contribution under the Facility Agreement in the calculation of financial covenants for the measurement period ended December 31, 2015, if needed.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of September 30, 2015, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on the Company's condensed consolidated balance sheets.
On August 7, 2015, the Company, Thermo, the lenders and their agent entered into a Second Global Amendment and Restatement Agreement (the “2015 GARA”). Pursuant to the 2015 GARA:

•
The Facility Agreement was amended and restated as described below and in the form attached to the 2015 GARA. The amendments to the Facility Agreement clarify the definition of Net Debt (which previously was ambiguous and subject to varying interpretations), adjust the calculation of the Net Debt to Adjusted Consolidated EBITDA covenant, change the way in which certain Equity Cure Contributions are calculated, and extend by up to June 2019 the date through which Equity Cure Contributions can be made.

•
The lenders agreed that the $14 million equity financing the Company received from Terrapin on June 22, 2015 would be credited towards an Equity Cure Contribution for the measurement period ended June 30, 2015 and that any equity financing the Company raised between the closing date and June 30, 2016 may be used to the extent required as an Equity Cure Contribution for any period ending on or before June 30, 2016.

•	The lenders waived any existing defaults or events of default under the Facility Agreement.

•	Thermo agreed to make, or caused to be made, available to the Company cash equity financing, subject to certain conditions, of $30.0 million, all as further described below.

•	Thermo repeated in favor of the lenders and agent each of the representations and warranties previously made by Thermo in the Amended and Restated Thermo Subordinated Deed executed in July 2013.

•	The Company paid a waiver fee to the agent and lenders in the aggregate amount of $85,000.

Thermo Loan Agreement
In connection with the amendment and restatement of the Facility Agreement, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to all of the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. The Loan Agreement becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2015, $37.2 million of interest had accrued with respect to the Loan Agreement; the Thermo loan is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

In connection with, and as a condition to the effectiveness of, the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement an undertaking (the “Second Thermo Group Undertaking Letter”) in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if the Company's 8% Notes Issued in 2013 shall have been redeemed in full, September 30, 2019 (the “Commitment Period”), under the circumstances described below, they will make, or cause to be made, available to the Company cash equity financing in the aggregate amount of $30.0 million.

Thermo and its affiliates are required to provide these funds during the Commitment Period if:

•	The Company requests the funds, or

•
An Event of Default occurs and is continuing under the Facility Agreement, and, at the direction of the agent under the Facility Agreement, the Company delivers a notice to Terrapin under the Purchase Agreement drawing the amount set forth in the agent’s notice, and Terrapin fails to purchase shares of the Company's voting common stock to provide the Company with cash proceeds in such amount.

The balance of this commitment will be reduced by any cash equity financing received by the Company during the Commitment Period from Thermo or an external equity funding source, including Terrapin, if the Company uses the funds as an Equity Cure Contribution.

Simultaneously with the execution of the 2015 GARA and the Second Thermo Group Undertaking Letter, the Company entered into an Equity Commitment Agreement (the “Equity Agreement”) and a 2015 Thermo Loan Agreement (the “New Thermo Loan Agreement”).

Pursuant to the Equity Agreement, Thermo agreed to make, or cause to be made, available to the Company up to $30.0 million in additional cash equity investments as contemplated by the 2015 GARA and the Second Thermo Group Undertaking Letter. The price per share that Thermo will pay to purchase any shares of the Company's common stock pursuant to this equity commitment will be established using the same method as used to establish the price per share under the August 2015 Terrapin Agreement. If the issuance of shares of voting common stock to Thermo pursuant to the Equity Agreement would constitute a “Change of Control,” “Default” or “Event of Default” under any applicable agreement, the Company will issue instead an equal number of shares of non-voting common stock. In August 2015, the Company drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. Thermo's remaining cash equity commitment under the Equity Agreement is $15.0 million as of September 30, 2015.

In connection with the 2015 GARA, the Second Thermo Group Undertaking Letter and the Equity Agreement, the Company agreed to increase the principal amount under the Thermo Loan Agreement by $6.0 million. This fee was capitalized as a deferred financing cost and is being amortized over the term of the Facility Agreement.

All of the transactions between the Company and Thermo and its affiliates were reviewed and approved on the Company's behalf by a Special Committee of its independent directors, who were represented by independent counsel.

8.00% Convertible Senior Notes Issued in 2013

The 8.00% Convertible Senior Notes Issued in 2013 (the "8.00% Notes Issued in 2013") initially were convertible into shares of common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment. The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "New Indenture"). Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion price (rounded to the nearest cent) was reduced to $0.73 per share of common stock as is the current conversion price as of September 30, 2015.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company with no sinking fund. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The New Indenture for the new 8.00% Notes Issued in 2013 provides for customary events of default. As of September 30, 2015, the Company was in compliance with respect to the 8.00% Notes Issued in 2013 and the New Indenture.

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

As of September 30, 2015, holders had converted a total of $39.4 million principal amount of 8.00% Notes Issued in 2013, resulting in the issuance of approximately 71.1 million shares of voting common stock. The conversion activity during the three and nine-month periods ended September 30, 2014 and 2015 is included in the table below (in thousands).

Period	Principal Amount Converted	Shares of Voting Common Stock Issued	Loss on Extinguishment of Debt

First Quarter of 2014	$7,046	14,624	$10,497
Second Quarter of 2014	$10,535	18,611	$20,387
Third Quarter of 2014	$6,807	11,411	$12,936

First Quarter of 2015	$237	418	$65
Second Quarter of 2015	$6,254	10,379	$2,189
Third Quarter of 2015	$—	—	$—

Holders who convert 8.00% Notes Issued in 2013 receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of September 30, 2015, no conversions had been initiated but not yet fully settled.

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

Warrants Outstanding

Warrants are outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Contingent Equity Agreement (1)	30,191,866	30,191,866	$0.01	$0.01
5.0% Warrants (2)	8,000,000	8,000,000	0.32	0.32
	38,191,866	38,191,866

(1)
Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of the Contingent Equity Agreement), the Company issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants have a five-year exercise period from issuance. These warrants were issued between June 2009 and June 2012, and the exercise periods expire through June 2017. As of September 30, 2015, Thermo had exercised warrants to purchase approximately 11.3 million of these shares prior to the expiration of the associated warrants.

(2)
In June 2011, the Company issued warrants (the “5.0% Warrants”) to purchase 15.2 million shares of its voting common stock in connection with the issuance of its 5.0% Convertible Senior Unsecured Notes. During 2013, a portion of the 5.0% Warrants was exercised to purchase 7.2 million shares of common stock. The remaining 5.0% Warrants are exercisable until June 2016, which is five years after their issuance. See Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2014 Annual Report for a complete description of the 5.0% Warrants.

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

When the Company made a draw under the Terrapin equity line agreement, it issued Terrapin shares of common stock at a price per share calculated as specified in the agreement. In February 2015, the Company drew $10.0 million under the agreement and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. In June 2015, the Company drew the remaining $14.0 million under the agreement and issued 6.6 million shares of voting common stock to Terrapin at an average price of $2.13 per share. Through the term of this agreement, Terrapin purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million. No funds remain available under this agreement.

In conjunction with the amendment of the Facility Agreement in August 2015 (as discussed above), the Company entered into a new Common Stock Purchase Agreement with Terrapin pursuant to which the Company may require Terrapin to purchase up to $75.0 million of shares of the Company’s voting common stock over the 24-month term following the date of the agreement. From time to time over the 24-month term, in the Company’s discretion, the Company may present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over a Draw Down Period. The per share purchase price for these shares of voting common stock will equal the daily volume weighted average price of the common stock on each date during the Draw Down Period on which shares are purchased by Terrapin, but not less than a minimum price specified by the Company (a “Threshold Price”), less a discount ranging from

2.75% to 4.00% based on the Threshold Price. In addition, in the Company’s discretion, but subject to certain limitations, the Company may grant to Terrapin the option to purchase additional shares during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the then issued and outstanding shares of voting common stock. As discussed above in this Note 3: Long-Term Debt and Other Financing Arrangements and in Note 9: Related Party Transactions, Thermo committed, under certain conditions, to purchase equity securities of the Company on the same pricing terms as the August 2015 Terrapin Agreement.

In August 2015, the Company drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. At September 30, 2015, $60.0 million remained available under the August 2015 Terrapin Agreement. The Company will make draws from time to time under the August 2015 Terrapin Agreement to be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

4. DERIVATIVES

In connection with certain existing and past borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as hedges. The following tables disclose the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2015	December 31, 2014
Derivative assets:
Interest rate cap	$8	$46
Total derivative assets	$8	$46
Derivative liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$(28,664)	$(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(209,423)	(362,510)
Total derivative liabilities	$(238,087)	$(441,550)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014
Interest rate cap	$(11)	$(7)
Compound embedded derivative with 8.00% Notes Issued in 2013	11,475	43,050
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	42,730	123,946
Total derivative gain (loss)	$54,194	$166,989

	Nine Months Ended
	September 30, 2015	September 30, 2014
Interest rate cap	$(38)	$(113)
Warrants issued with 8.00% Notes Issued in 2009	—	(67,523)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	(16,406)
Compound embedded derivative with 8.00% Notes Issued in 2013	30,367	(98,376)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	153,087	(236,245)
Total derivative gain (loss)	$183,416	$(418,663)

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2015
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$8	$—	$8
Total assets measured at fair value	$—	$8	$—	$8

Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	$(28,664)	$(28,664)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(209,423)	(209,423)
Total liabilities measured at fair value	$—	$—	$(238,087)	$(238,087)

	December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$46	$—	$46
Total assets measured at fair value	$—	$46	$—	$46

Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	$(79,040)	$(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(362,510)	(362,510)
Total liabilities measured at fair value	$—	$—	$(441,550)	$(441,550)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	September 30, 2015
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	75% - 85%	0.8%	$0.73	$1.57
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 85%	1.9%	$0.73	$1.57

	December 31, 2014
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	70% - 100%	1.2%	$0.73	$2.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 100%	2.1%	$0.73	$2.75

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

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivatives within the Company’s 8.00% Notes Issued in 2013 and Thermo Loan Agreement included the following inputs and features: payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion, automatic conversions, and the principal balance of each loan at the balance sheet date. There are also certain put and call features within the 8.00% Notes Issued in 2013 that impact the valuation model.

The Company uses a weight factor to calculate the fair value of the embedded derivatives to align the fair value produced from the Monte Carlo simulation model with the market value of the 8.00% Notes Issued in 2013. Due to the similarities of the debt instruments, the Company applies a similar weight to the embedded derivative in the Thermo Loan Agreement. These valuations are sensitive to the weighting applied to each of the simulated values.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 (in thousands):

Balance at June 30, 2015	$(292,293)
Derivative adjustment related to conversions and exercises	—
Unrealized gain, included in derivative gain (loss)	54,206
Balance at September 30, 2015	$(238,087)

Balance at December 31, 2014	$(441,550)
Derivative adjustment related to conversions and exercises	20,008
Unrealized gain, included in derivative gain (loss)	183,455
Balance at September 30, 2015	$(238,087)

6. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued interest	$5,283	$827
Accrued compensation and benefits	2,397	2,597
Accrued property and other taxes	5,312	6,727
Accrued customer liabilities and deposits	3,005	3,358
Accrued professional and other service provider fees	2,237	1,925
Accrued commissions and rebates	1,162	686
Accrued telecommunications expenses	1,594	1,135
Accrued satellite and ground costs	928	1,531
Accrued inventory in transit	906	1,189
Accrued liability for potential stock issuance to Hughes	4,664	—
Other accrued expenses	1,630	2,367
Total accrued expenses	$29,118	$22,342

Other accrued expenses include primarily outsourced logistics services, storage, warranty reserve, maintenance, rent, payments to independent gateway operators ("IGOs") and liability for contingent consideration.

Accrued liability for potential stock issuance to Hughes includes the estimated value at September 30, 2015 of the downside protection that the Company provided to Hughes in connection with its April 2015 agreement (as amended).  As described in Note 7: Commitments, the Company agreed to provide downside protection for a period of 130 trading days after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature requires the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on the last day of the 130-day period. The value of this option was calculated using a Black-Scholes pricing model. This liability is marked to market at each balance sheet date and through the settlement date, and is considered a level 2 financial instrument, as defined in Note 5: Fair Value Measurements.

Other non-current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Long-term accrued interest	$189	$131
Asset retirement obligation	1,274	1,184
Deferred rent and capital lease obligations	414	404
Liabilities related to the Cooperative Endeavor Agreement with the State of Louisiana	1,146	1,391
Uncertain income tax positions	5,626	6,061
Foreign tax contingencies	2,321	3,034
Other non-current liabilities	26	—
Total other non-current liabilities	$10,996	$12,205

7. COMMITMENTS

Contractual Obligations - Second-Generation Gateways and Other Ground Facilities

As of September 30, 2015, the Company had purchase commitments with Hughes Network Systems, LLC (“Hughes”) and Ericsson Inc. (“Ericsson”) related to the procurement, deployment and maintenance of the second-generation ground network.

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

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, including those related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. The portion of these contract payments related to future milestone work is included in Prepaid second-generation ground costs on the condensed consolidated balance sheets as of September 30, 2015. As the contract milestones are achieved, the related costs will be reclassified from Prepaid second-generation ground costs to construction in progress within Property and equipment. The Company recorded a loss equal to the value of the 7% discount of $1.2 million in its condensed consolidated statement of operations for the three months ended June 30, 2015. In the April 2015 agreement, as amended in July and August 2015, the Company agreed to provide downside protection for a period of 130 trading days after the issuance of the shares of common stock. This feature requires that the Company issue additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on the last day of the 130-day period. Pursuant to this agreement, the Company recorded a liability of $4.7 million as of September 30, 2015 and $1.7 million as of June 30, 2015, respectively. This estimate of the value of this option was calculated using a Black-Scholes pricing model. This liability is marked to market at each balance sheet date and through the settlement date, which is expected to be in December 2015. The Company recorded this estimated loss, and subsequent changes in its condensed consolidated statement of operations for the nine months ended September 30, 2015.

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

In October 2008, the Company entered into a contract with Ericsson to develop, implement and maintain a ground interface, or core network system, which will be installed at a number of the Company’s satellite gateway ground stations. In July 2014, the parties signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program time line. Prior to the amended and restated contract being finalized, Ericsson and the Company agreed to defer certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, the Company signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, the parties executed a new letter agreement under which Ericsson waived the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, the Company reversed these amounts from accounts payable, accrued expenses and construction in progress on the Company's condensed consolidated balance sheet. In August 2015, the Company and Ericsson executed a second amendment to the 2014 contract which incorporated revised payment and pricing schedules. This amendment also reflected an accelerated timeline for the project providing that the work is estimated to be completed in the second quarter, instead of the third quarter, of 2016. As of September 30, 2015, the remaining amount due under the contract is $13.1 million.

The Company has signed various licensing and royalty agreements necessary for the manufacture and distribution of its second-generation products, which are expected to be introduced in 2016. The Company will pay or has paid license fees for new product technology with royalty fees payable on a per unit basis as these units are manufactured, sold, or activated.

8. CONTINGENCIES

Arbitration

On June 3, 2011, Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the 2009 Contract. Globalstar did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that Globalstar materially breached the contract by failing to pay to Thales termination charges in the amount of €51.3 million by October 9, 2011, and that absent further agreement between the parties, Thales had no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. The award required Globalstar to pay Thales approximately €53 million in termination charges and interest by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company entered into a tolling agreement as of June 13, 2013, under which Thales dismissed the New York Proceeding without prejudice. Thales may refile the petition at a later date and pursue the confirmation of the arbitration award, which Globalstar will oppose. The tolling agreement has expired. Should Thales be successful in confirming the arbitration award, this would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, Globalstar agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated balance sheets as of September 30, 2015. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the parties agreed, among other things, to stay the New York Proceeding, and Globalstar agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of September 30, 2015, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement (with limited exceptions related to tolling) shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement, and therefore it would survive any termination of the Settlement Agreement. As of September 30, 2015, no party had terminated the Settlement Agreement. Each of the Settlement Agreement and the Release Agreement provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof.

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

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates were $0.5 million at both September 30, 2015 and December 31, 2014.

Transactions with Thermo

The following table summarizes expenses Thermo incurred on behalf of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
General and administrative expenses	$264	$174	$324	$236
Non-cash expenses	137	137	411	411
Total	$401	$311	$735	$647

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

During 2014, Thermo exercised warrants that were scheduled to expire in June 2014. The warrants that were exercised during 2014 included warrants for 4.2 million shares of the Company's common stock issued as partial consideration for the Amended and Restated Thermo Loan Agreement, resulting in the issuance of 4.2 million shares of Globalstar common stock; warrants for 11.3 million shares issued in connection with the annual availability fee for the Contingent Equity Agreement in 2009, resulting in the issuance of 11.3 million shares of Globalstar common stock; and 8.00% Warrants issued in 2009 to purchase 16.3 million shares of Globalstar common stock, resulting in the issuance of 14.7 million shares of Globalstar common stock. As of September 30, 2015, warrants to purchase approximately 30.2 million shares issued under the Contingent Equity Agreement and 8.0 million 5.0% Warrants remain outstanding, all of which are held by Thermo and are scheduled to expire between June 2016 and June 2017.

In August 2015, the Company entered into an Equity Agreement with Thermo. Thermo agreed to purchase up to $30.0 million in equity securities of the Company if the Company so requests or if an event of default is continuing under the Facility Agreement and funds are not available under the August 2015 Terrapin Agreement. Thermo’s consideration for this commitment was added to the principal amount owed to Thermo under the Thermo Loan Agreement. If the Company requires Thermo to purchase equity securities under this commitment, the price per share of common stock will be calculated in the same manner as in the August 2015 Terrapin Agreement. In August 2015, the Company drew $15.0 million under the August 2015 Terrapin Agreement, which reduced Thermo's remaining cash equity commitment under the Equity Agreement to $15.0 million as of September 30, 2015.

The Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock. Thermo may convert shares of nonvoting common stock into shares of voting common stock as needed to comply with these ownership limitations. During 2014, Thermo converted 175 million shares of nonvoting common stock into shares of voting common stock to comply with these covenants.

See Note 3: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accumulated other comprehensive income (loss), beginning of period	$(3,741)	$493	$(2,898)	$871
Other comprehensive loss:
Foreign currency translation adjustments	(615)	(493)	(1,458)	(871)
Accumulated other comprehensive loss, end of period	$(4,356)	$—	$(4,356)	$—

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

The Company recorded compensation expense related to its 2006 Equity Incentive Plan of $0.5 million and $1.1 million during the three-month periods ended September 30, 2015 and 2014, and $1.8 million and $2.1 million for the nine-month periods ended September 30, 2015 and 2014, respectively. These expenses are reflected in marketing, general and administrative expenses.

Grants to eligible participants of incentive stock options, restricted stock awards, and restricted stock units were as follows (in thousands of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Grants of restricted stock awards and restricted stock units	78	201	170	607
Grants of options to purchase common stock	207	134	499	595
Total	285	335	669	1,202

Employee Stock Purchase Plan

The Company recorded expense of $0.1 million for the fair value of the stock granted under its Employee Stock Purchase Plan for each of the three-month periods ended September 30, 2015 and 2014. Expense for stock granted during the nine-month periods ended September 30, 2015 and 2014 was $0.3 million and $0.2 million, respectively. These expenses are reflected in marketing, general and administrative expenses. Through September 30, 2015, the Company had issued 2,798,898 shares of common stock pursuant to this plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Service:
United States	$13,506	$12,267	$37,689	$35,000
Canada	3,863	4,077	11,067	10,946
Europe	1,634	1,655	4,377	4,407
Central and South America	486	440	1,788	1,886
Others	155	72	446	408
Total service revenue	$19,644	$18,511	$55,367	$52,647
Subscriber equipment:
United States	2,304	2,510	5,883	8,340
Canada	962	1,418	3,401	4,187
Europe	313	540	1,299	1,628
Central and South America	409	437	1,465	930
Others	46	25	308	239
Total subscriber equipment revenue	$4,034	$4,930	$12,356	$15,324
Total revenue	$23,678	$23,441	$67,723	$67,971

	September 30, 2015	December 31, 2014
Property and equipment, net:
United States	$1,079,306	$1,108,675
Canada	467	357
Europe	499	413
Central and South America	2,717	3,309
Others	527	806
Total long-lived assets	$1,083,516	$1,113,560

13. EARNINGS (LOSS) PER SHARE

The Company is required to present basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following tables reconcile basic weighted average shares of common stock to diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2015 and September 30, 2014 (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Weighted average common shares outstanding:
Basic shares outstanding	1,031,398	987,668
Incremental shares from assumed exercises of:
Stock options, restricted stock, restricted stock units and ESPP	7,111	7,340
8.00% Notes Issued in 2013	27,475	39,625
Thermo Loan Agreement	130,375	109,469
Warrants	38,192	45,088
Diluted shares outstanding	1,234,551	1,189,190

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Weighted average common shares outstanding:
Basic shares outstanding	1,014,165	914,474
Incremental shares from assumed exercises of:
Stock options, restricted stock, restricted stock units and ESPP	8,550	N/A
8.00% Notes Issued in 2013	27,778	N/A
Thermo Loan Agreement	132,602	N/A
Warrants	38,192	N/A
Diluted shares outstanding	1,221,287	914,474

For the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, net income was adjusted for interest expense (net of capitalized amounts) related to the 8.00% Notes Issued in 2013 and the Thermo Loan Agreement for the computation of diluted earnings per share as these notes were assumed to be converted at the start of each respective period. There were no anti-dilutive stock options, restricted stock or restricted stock units excluded from diluted shares outstanding during the three or nine months ended September 30, 2015 or the three months ended September 30, 2014. The calculation of outstanding diluted shares excludes future share issuances under the August 2015 Terrapin Agreement.

For the nine months ended September 30, 2014, diluted net loss per share of common stock was the same as basic net loss per share of common stock because the effects of potentially dilutive securities would be anti-dilutive.

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

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$19,523	$620	$3,560	$(4,059)	$19,644
Subscriber equipment sales	219	2,853	889	73	4,034
Total revenue	19,742	3,473	4,449	(3,986)	23,678
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	3,174	2,465	1,996	126	7,761
Cost of subscriber equipment sales	(52)	2,365	(489)	1,090	2,914
Marketing, general and administrative	2,538	4,229	2,908	—	9,675
Depreciation, amortization, and accretion	18,955	291	5,243	(5,072)	19,417
Total operating expenses	24,615	9,350	9,658	(3,856)	39,767
Loss from operations	(4,873)	(5,877)	(5,209)	(130)	(16,089)
Other income (expense):
Loss on equity issuance	(2,920)	—	—	—	(2,920)
Interest income and expense, net of amounts capitalized	(8,872)	(8)	(140)	1	(9,019)
Derivative gain (loss)	54,194	—	—	—	54,194
Equity in subsidiary earnings	(12,545)	(4,075)	—	16,620	—
Other	(886)	(354)	4,094	(4,807)	(1,953)
Total other income (expense)	28,971	(4,437)	3,954	11,814	40,302
Income (loss) before income taxes	24,098	(10,314)	(1,255)	11,684	24,213
Income tax expense	—	1	114	—	115
Net income (loss)	$24,098	$(10,315)	$(1,369)	$11,684	$24,098
Comprehensive income (loss)	$24,098	$(10,315)	$(2,004)	$11,704	$23,483

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$19,258	$1,494	$6,389	$(8,630)	$18,511
Subscriber equipment sales	71	3,471	5,118	(3,730)	4,930
Total revenue	19,329	4,965	11,507	(12,360)	23,441
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	2,903	2,653	2,563	(251)	7,868
Cost of subscriber equipment sales	31	2,962	4,823	(3,980)	3,836
Marketing, general and administrative	1,906	3,850	4,408	(1,381)	8,783
Depreciation, amortization, and accretion	19,180	1,879	6,974	(6,986)	21,047
Total operating expenses	24,020	11,344	18,768	(12,598)	41,534
Income (loss) from operations	(4,691)	(6,379)	(7,261)	238	(18,093)
Other income (expense):
Loss on extinguishment of debt	(12,936)	—	—	—	(12,936)
Loss on equity issuance	—	—	—	—	—
Interest income and expense, net of amounts capitalized	(9,001)	(10)	(57)	1	(9,067)
Derivative loss	166,989	—	—	—	166,989
Equity in subsidiary earnings	(12,653)	(884)	—	13,537	—
Other	1,782	409	364	31	2,586
Total other income (expense)	134,181	(485)	307	13,569	147,572
Income (loss) before income taxes	129,490	(6,864)	(6,954)	13,807	129,479
Income tax (provision) expense	100	7	(18)	—	89
Net income (loss)	$129,390	$(6,871)	$(6,936)	$13,807	$129,390
Comprehensive income (loss)	$129,390	$(6,871)	$(7,429)	$13,807	$128,897

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$57,373	$2,042	$14,950	$(18,998)	$55,367
Subscriber equipment sales	573	8,917	6,380	(3,514)	12,356
Total revenue	57,946	10,959	21,330	(22,512)	67,723
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,580	8,740	8,053	(3,151)	23,222
Cost of subscriber equipment sales	8	7,808	5,243	(4,031)	9,028
Marketing, general and administrative	6,563	12,645	9,222		28,430
Depreciation, amortization, and accretion	56,282	882	16,041	(15,471)	57,734
Total operating expenses	72,433	30,075	38,559	(22,653)	118,414
Income (loss) from operations	(14,487)	(19,116)	(17,229)	141	(50,691)
Other income (expense):
Loss on extinguishment of debt	(2,254)	—	—	—	(2,254)
Loss on equity issuance	(5,832)	—	—	—	(5,832)
Interest income and expense, net of amounts capitalized	(26,315)	(23)	(449)	7	(26,780)
Derivative gain	183,416	—	—	—	183,416
Equity in subsidiary earnings	(35,691)	(10,150)	—	45,841	—
Other	246	40	6,196	(4,754)	1,728
Total other income (expense)	113,570	(10,133)	5,747	41,094	150,278
Income (loss) before income taxes	99,083	(29,249)	(11,482)	41,235	99,587
Income tax (provision) expense	(55)	16	488	—	449
Net income (loss)	$99,138	$(29,265)	$(11,970)	$41,235	$99,138
Comprehensive income (loss)	$99,138	$(29,265)	$(13,449)	$41,256	$97,680

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$56,627	$4,859	$17,279	$(26,118)	$52,647
Subscriber equipment sales	387	10,966	9,271	(5,300)	15,324
Total revenue	57,014	15,825	26,550	(31,418)	67,971
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,958	7,101	7,289	(422)	21,926
Cost of subscriber equipment sales	243	8,578	9,415	(6,996)	11,240
Cost of subscriber equipment sales - reduction in the value of inventory	7,258	19	40	—	7,317
Marketing, general and administrative	5,501	11,994	10,910	(3,606)	24,799
Depreciation, amortization, and accretion	57,636	9,589	20,113	(20,945)	66,393
Total operating expenses	78,596	37,281	47,767	(31,969)	131,675
Income (loss) from operations	(21,582)	(21,456)	(21,217)	551	(63,704)
Other income (expense):
Loss on extinguishment of debt	(39,615)	—	—	—	(39,615)
Loss on equity issuance	(748)	—	—	—	(748)
Interest income and expense, net of amounts capitalized	(33,598)	(30)	(226)	1	(33,853)
Derivative loss	(418,663)	—	—	—	(418,663)
Equity in subsidiary earnings	(42,471)	(5,100)	—	47,571	—
Other	1,998	400	643	(86)	2,955
Total other income (expense)	(533,097)	(4,730)	417	47,486	(489,924)
Income (loss) before income taxes	(554,679)	(26,186)	(20,800)	48,037	(553,628)
Income tax expense	204	34	1,017	—	1,255
Net income (loss)	$(554,883)	$(26,220)	$(21,817)	$48,037	$(554,883)
Comprehensive income (loss)	$(554,883)	$(26,220)	$(22,688)	$48,037	$(555,754)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,325	$1,606	$3,042	$—	$27,973
Accounts receivable	3,863	5,132	4,545	511	14,051
Intercompany receivables	835,221	450,702	40,021	(1,325,944)	—
Inventory	2,030	6,821	3,229	—	12,080
Prepaid expenses and other current assets	2,089	371	3,259	—	5,719
Total current assets	866,528	464,632	54,096	(1,325,433)	59,823
Property and equipment, net	1,075,634	3,672	4,678	(468)	1,083,516
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	12,036	—	14,995	(27,031)	—
Investment in subsidiaries	(290,165)	7,870	41,660	240,635	—
Deferred financing costs	61,164	—	—	—	61,164
Prepaid second-generation ground costs	13,909	—	—	—	13,909
Intangible and other assets, net	9,837	339	815	(12)	10,979
Total assets	$1,786,861	$476,513	$116,244	$(1,112,309)	$1,267,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,642	$—	$—	$—	$19,642
Accounts payable	5,809	2,524	1,320	—	9,653
Accrued contract termination charge	19,712	—	—	—	19,712
Accrued expenses	15,116	7,025	6,977	—	29,118
Intercompany payables	564,481	614,931	148,586	(1,327,998)	—
Payables to affiliates	536	—	—	—	536
Deferred revenue	2,133	18,713	4,141	—	24,987
Total current liabilities	627,429	643,193	161,024	(1,327,998)	103,648
Long-term debt, less current portion	618,837	—	—	—	618,837
Employee benefit obligations	5,537	—	—	—	5,537
Intercompany notes payable	5,355	—	14,175	(19,530)	—
Derivative liabilities	238,087	—	—	—	238,087
Deferred revenue	5,907	427	—	—	6,334
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,839	303	8,854	—	10,996
Total non-current liabilities	896,357	730	23,029	(19,530)	900,586
Stockholders’ (deficit) equity	263,075	(167,410)	(67,809)	235,219	263,075
Total liabilities and stockholders’ equity	$1,786,861	$476,513	$116,244	$(1,112,309)	$1,267,309

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

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities:	$2,869	$2,901	$1,544	$—	$7,314
Cash flows used in investing activities:
Second-generation network costs (including interest)	(15,484)	—	—	—	(15,484)
Property and equipment additions	(3,427)	(1,967)	(668)	—	(6,062)
Net cash used in investing activities	(18,911)	(1,967)	(668)	—	(21,546)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of stock to Terrapin	39,000	—	—	—	39,000
Proceeds from issuance of common stock and exercise of options and warrants	426	—	—	—	426
Principal payment of the Facility Agreement	(3,225)	—	—	—	(3,225)
Net cash provided by financing activities	36,201	—	—	—	36,201
Effect of exchange rate changes on cash	—	—	(1,117)	—	(1,117)
Net increase (decrease) in cash and cash equivalents	20,159	934	(241)	—	20,852
Cash and cash equivalents, beginning of period	3,166	672	3,283	—	7,121
Cash and cash equivalents, end of period	$23,325	$1,606	$3,042	$—	$27,973

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$6,066	$728	$81	$—	$6,875
Cash flows used in investing activities:
Second-generation network costs (including interest)	(3,862)	—	—	—	(3,862)
Property and equipment additions	(1,357)	(492)	(354)	—	(2,203)
Net cash used in investing activities	(5,219)	(492)	(354)	—	(6,065)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock and exercise of options and warrants	9,303	—	—	—	9,303
Payment of deferred financing costs	(164)	—	—	—	(164)
Net cash provided by financing activities	9,139	—	—	—	9,139
Effect of exchange rate changes on cash	—	—	(136)	—	(136)
Net increase (decrease) in cash and cash equivalents	9,986	236	(409)	—	9,813
Cash and cash equivalents, beginning of period	12,935	676	3,797	—	17,408
Cash and cash equivalents, end of period	$22,921	$912	$3,388	$—	$27,221

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

At September 30, 2015, we served approximately 687,000 subscribers. We increased our net subscribers 11% from September 30, 2014 to September 30, 2015. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2015 and 2014

Revenue

Total revenue increased by $0.3 million, or approximately 1%, to $23.7 million for the three months ended September 30, 2015 from $23.4 million for the three months ended September 30, 2014. This increase was driven by a $1.1 million increase in service revenue resulting from an 11% increase in our subscriber base. This increase in service revenue was offset partially by a $0.9 million decrease in revenue from subscriber equipment sales. This decrease was due primarily to a reduction in the selling price of our Duplex phones in early 2015 in advance of the transition to our second-generation products.

Total revenue decreased by $0.3 million, or less than 1%, to $67.7 million for the nine months ended September 30, 2015 from $68.0 million for the nine months ended September 30, 2014. This decrease was due primarily to a $3.0 million decline in revenue generated from subscriber equipment sales, which resulted from higher demand in the first nine months of 2014 from our commercial

Simplex customers and lower Duplex and SPOT equipment sales prices due to rebate promotions. The decrease in equipment revenue was offset partially by a $2.7 million increase in service revenue, which is attributable to growth in our subscriber base.

Additionally, revenue recognized during the three and nine months ended September 30, 2015 declined by $1.4 million and $3.7 million, respectively, compared to the prior year periods due to significant appreciation of the U.S. dollar. See further discussion below.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$7,409	31%	$7,687	33%	$20,572	30%	$20,504	30%
SPOT	8,794	37	7,491	32	24,655	36	21,566	32
Simplex	2,363	10	1,986	8	6,898	10	6,078	9
IGO	189	1	214	1	576	1	789	1
Other	889	4	1,133	5	2,666	5	3,710	6
Total	$19,644	83%	$18,511	79%	$55,367	82%	$52,647	78%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$1,122	5%	$1,800	8%	$3,947	6%	$4,856	7%
SPOT	1,414	6	1,603	7	3,941	6	4,685	7
Simplex	1,265	5	1,557	7	3,661	5	4,838	7
IGO	272	1	130	—	745	1	739	1
Other	(39)	—	(160)	(1)	62	—	206	—
Total	$4,034	17%	$4,930	21%	$12,356	18%	$15,324	22%

The following table sets forth our average number of subscribers, ARPU and ending number of subscribers by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average number of subscribers for the period (three and nine months ended):
Duplex (1)	75,303	63,774	71,477	74,904
SPOT	258,812	232,658	251,169	228,816
Simplex	302,460	269,110	297,271	252,709
IGO	38,725	38,944	38,697	38,995
ARPU (monthly):
Duplex (1)	$32.80	$40.18	$31.98	$30.42
SPOT	11.33	10.73	10.91	10.47
Simplex	2.60	2.46	2.58	2.67
IGO	1.63	1.83	1.65	2.25
Number of subscribers (end of period):
Duplex	75,592	65,645	75,592	65,645
SPOT	262,020	235,737	262,020	235,737
Simplex	307,374	274,065	307,374	274,065
IGO	38,736	38,639	38,736	38,639
Other	2,892	5,806	2,892	5,806
Total	686,614	619,892	686,614	619,892

(1)
In 2014 we initiated a process to deactivate certain subscribers in our Duplex subscriber base who were either suspended or non-paying. We deactivated approximately 26,000 subscribers during the first quarter of 2014. For the nine months ended September 30, 2014, excluding these 26,000 subscribers deactivated in prior periods, average subscribers would have been 61,574 and ARPU would have been $37.00.

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other service revenue in the above charts.

Service Revenue

Compared to the same periods in 2014, Duplex service revenue decreased approximately 4% for the three months ended September 30, 2015 and increased less than 1% for the nine months ended September 30, 2015. The Duplex subscriber base increased 15% from September 30, 2014 to September 30, 2015. The increase in service revenue generated from subscriber growth was offset by a decrease in ARPU resulting from changes in the rate plans selected by our subscribers and the negative impact from appreciation of the U.S. dollar during 2015. Due to our global footprint, a significant portion of our sales are generated internationally. For the three and nine months ended September 30, 2015 compared to the same periods in 2014, the movement of foreign exchange rates decreased Duplex service revenue by $0.8 million and $1.8 million, respectively.

SPOT service revenue increased 17% and 14% for the three and nine months ended September 30, 2015, compared to the same periods in 2014.  SPOT ARPU increased 6% driven primarily by the significant number of SPOT Gen3TM sales over the past 12 months. We sell SPOT Gen3TM with a higher annual rate plan compared to other SPOT products. End of period SPOT subscribers increased 11% from September 30, 2014 to September 30, 2015. Expansion in international markets and a corresponding increase in activations is the principal reason for growth in our SPOT subscriber base.

Simplex service revenue increased 19% and 13% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. End of period Simplex subscribers increased 12% from September 30, 2014 to September 30, 2015. However, revenue growth from our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer as well as variations in customer usage.

Other revenue decreased approximately 22% and 28% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease in other revenue is due primarily to lower revenue generated from government contracts as well as a decrease in third party revenue. While we were manufacturing and deploying our second-generation constellation, we began purchasing service from other satellite providers that we re-sell to certain loyal customers. We record this revenue in other service revenue as third party revenue. In markets where our coverage is fully restored, we have transitioned these subscribers to our network.

Equipment Revenue

Revenue from Duplex equipment sales decreased by approximately 38% and 19%, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Although there was a 15% increase in the Duplex subscriber base from September 30, 2014 to September 30, 2015, Duplex equipment sales revenue declined due to a reduction in the selling price of our phones beginning in 2015 in advance of second-generation products, which we expect to introduce in 2016. Reduced Duplex equipment pricing has contributed to the 42% and 54% increase in the number of phones sold during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

Revenue from SPOT equipment sales decreased by approximately 12% and 16%, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The success of our SPOT products continues to grow as evidenced in part by improving consumer velocity, which is measured by the number of subscriber activations. The primary reason for the SPOT equipment sales revenue decrease was the success of our recent rebate programs, which decreased the revenue generated from equipment sales. These rebates given to customers reduced equipment revenue, but contributed to the increase in SPOT service revenue by increasing our subscriber count and ARPU.

Revenue from Simplex equipment sales decreased by approximately 19% and 24%, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014. This decrease is due to product mix as we sold a larger number of high margin units in 2014 and a larger number of low margin units in 2015.

Operating Expenses

Total operating expenses decreased $1.7 million, or approximately 4%, to $39.8 million for the three months ended September 30, 2015 from $41.5 million for the same period in 2014, due primarily to lower depreciation expense. Total operating expenses decreased $13.3 million, or approximately 10%, to $118.4 million for the nine months ended September 30, 2015 from $131.7 million for the same period in 2014. This decrease was due primarily to the reduction in the value of inventory recognized during the nine months ended September 30, 2014, which did not recur during 2015, and lower depreciation expense.

Cost of Services

Cost of services decreased $0.1 million, or approximately 1%, to $7.8 million for the three months ended September 30, 2015 from $7.9 million for the same period in 2014.

Cost of services increased $1.3 million, or 6%, to $23.2 million for the nine months ended September 30, 2015 from $21.9 million for the same period in 2014. The Thales in-orbit support contract signed in the fourth quarter of 2014 represents 40% of this increase. Research and development costs related to new products represent 33% of the increase. Additionally, higher personnel costs contributed 17% of the increase due to higher fringe expenses and an expanded employee base.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.9 million, or approximately 24%, to $2.9 million for the three months ended September 30, 2015 from $3.8 million for the same period in 2014 and decreased $2.2 million, or approximately 20%, to $9.0 million for the nine months ended September 30, 2015 from $11.2 million for the same period in 2014. The decrease in cost of subscriber equipment sales is due to changes in the carrying value, mix, and volume of products sold during the respective periods. During the fourth quarter of 2014, we recorded a reduction in the carrying value of Duplex inventory based on evaluating and estimating timing of new product launches. This impairment corresponded to reduced Duplex equipment selling prices during 2015 compared to 2014.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

We recognized no reduction in the value of inventory during 2015 compared to $7.3 million for the nine months ended September 30, 2014. We have had various commercial contracts with Qualcomm since 2004 for the purchase of phone equipment and accessories. These contracts were canceled in March 2013, and we entered into an agreement with Qualcomm in July 2014 whereby we paid $0.1 million to Qualcomm for all remaining finished goods and raw materials held at Qualcomm, which included our previously recorded $9.2 million advances to Qualcomm for inventory. As part of our future business plans we intend to use Hughes-based technology in future product development; therefore, many of the raw materials held by Qualcomm are not likely to be used in the future production of additional inventory. As a result of certain terms included in the July 2014 agreement, during the second quarter of 2014 we recorded a reduction in the value of inventory of $7.3 million.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $0.9 million, or approximately 10%, to $9.7 million for the three months ended September 30, 2015 from $8.8 million for the same period in 2014 and increased $3.6 million, or approximately 15%, to $28.4 million for the nine months ended September 30, 2015 from $24.8 million for the same period in 2014. Higher subscriber acquisition costs resulting from enhanced advertising efforts, increased dealer commissions, broader global expansion, and aggressive rebate promotions comprised 61% and 42%, respectively, of the increase in marketing, general and administrative expenses for the three and nine months ended September 30, 2015. Higher bad debt expense, which constituted 56% and 37%, respectively, of the increase in marketing, general and administrative expenses for the three and nine months ended September 30, 2015, was due to specific reserves we recorded for certain commercial customer balances. We also incurred higher personnel costs for both the three and nine months ended September 30, 2015 resulting from higher salaries and fringe expenses and an expanded employee base. These third quarter 2014 to 2015 increases to marketing, general and administrative expenses were offset partially by a $0.6 million decrease in stock compensation expense primarily related to the vesting of a key employee performance grant during the third quarter of 2014, which did not recur during 2015.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense decreased $1.6 million, or approximately 8%, to $19.4 million for the three months ended September 30, 2015 from $21.0 million for the same period in 2014 and decreased $8.7 million, or approximately 13%, to $57.7 million for the nine months ended September 30, 2015 from $66.4 million for the same period in 2014. These decreases relate primarily to the depreciation of our first-generation satellites launched during 2007, which reached the end of their estimated depreciable lives during 2014.

Other Income (Expense)

Gain (Loss) on Extinguishment of Debt

We incurred no losses on extinguishment of debt for the three months ended September 30, 2015 and a loss of $2.3 million for the nine months ended September 30, 2015, due to the conversion of a portion of our 8.00% Notes Issued in 2013. We incurred losses on extinguishment of debt of $12.9 million and $39.6 million for the three and nine months ended September 30, 2014, respectively, due to the conversion of our 8.00% Notes Issued in 2013 and 8.00% Notes Issued in 2009.

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

During the second quarter of 2014, we recorded loss on extinguishment of debt of $16.5 million due to the conversion of our 8.00% Notes Issued in 2009 and a portion of our 8.00% Notes Issued in 2013. On April 15, 2014 we met the condition for automatic conversion of our 8.00% Notes Issued in 2009 pursuant to the terms of the related indenture. As a result of this automatic conversion and other conversions prior to April 15, 2014, the remaining principal amount of the 8.00% Notes Issued in 2009 converted into shares of our common stock resulting in a gain on extinguishment of debt of $3.9 million during the second quarter of 2014. This gain resulted from the carrying value of the debt and derivative liability written off due to these conversions exceeding the fair value of shares issued to the holders upon conversion. Additionally, holders of approximately $10.5 million principal amount of our 8.00% Notes Issued in 2013 converted the Notes into 18.6 million shares of common stock during the second quarter of 2014, resulting in a loss on extinguishment of debt of $20.4 million. This loss was due to the fair value of shares issued to the holders being in excess of the carrying value of the debt and the derivative liability written off due to these conversions.

During the third quarter of 2014, holders of approximately $6.8 million principal amount of our 8.00% Notes Issued in 2013 converted these notes into 11.4 million shares of common stock, resulting in a non-cash loss on extinguishment of debt of $12.9 million. The fair value of the shares issued to the holders exceeded the derivative liability and principal amount written off due to the conversions resulting in a loss on extinguishment of debt.

Loss on Equity Issuance

In the three and nine months ended September 30, 2015, loss on equity issuance increased to $2.9 million from $0.0 million for the three months ended September 30, 2014 and to $5.8 million from $0.7 million for the nine months ended September 30, 2014. As previously discussed in Note 7: Commitments to our condensed consolidated financial statements, in June 2015, Hughes exercised its right to receive the pre-payment of certain payment milestones in shares of our common stock at a 7% discount to market value in lieu of cash. In valuing the shares issued to Hughes at the 7% discount, we recorded a non-cash loss of approximately $1.2 million in loss on equity issuance in our condensed consolidated statements of operations during the second quarter of 2015. In conjunction with this agreement, we also provided Hughes downside protection for a period of 130-trading days following the issuance of the stock in June. This agreement generally would require us to issue additional shares to Hughes if the market value of our common stock at the end of the 130-day period is less than the price at issuance. We recorded an additional $3.0 million loss on equity issuance during the three months ended September 30, 2015 based on an estimate of the value of this option as of September 30, 2015 calculated using a Black-Scholes pricing model. We mark this liability to market at each balance sheet date and through the settlement date, which we expect to be in December 2015.

During the three months ended June 30, 2014, Hughes also exercised its right to receive the pre-payment of certain milestone payments in shares of our common stock at a 7% discount to market value in lieu of cash. We recorded a loss of $0.7 million related to this discount in our condensed consolidated statements of operations for the second quarter of 2014.

Interest Income and Expense

Interest income and expense, net, decreased by $0.1 million to an expense of $9.0 million for the three months ended September 30, 2015 from an expense of $9.1 million for the same period in 2014. Interest income and expense, net, decreased $7.1 million to an expense of $26.8 million for the nine months ended September 30, 2015 compared to an expense of $33.9 million for the same period in 2014. This decrease resulted primarily from interest expense of approximately $4.0 million related to make-whole interest we paid to holders who converted 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013 during the nine months ended September 30, 2014, compared to $0.6 million of make-whole interest paid to converting holders during the nine months ended September 30, 2015. A decrease in our outstanding debt balance and an increase in capitalized interest also contributed to the decrease in interest expense for the nine-month period. See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for discussion of the reduction in our outstanding debt balance, including conversions of the remaining 8.00% Notes Issued in 2009 in April 2014 and a portion of the 8.00% Notes Issued in 2013 at various dates throughout 2014 and 2015.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $112.8 million to a gain of $54.2 million for the three months ended September 30, 2015, compared to a gain of $167.0 million for the same period in 2014 and fluctuated by $602.1 million to a gain of $183.4 million for the nine months ended September 30, 2015, compared to a loss of $418.7 million for the same period in 2014.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. A fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments. Our stock price fluctuated significantly during the three and nine month periods ended September 30, 2015 and 2014, resulting in material non-cash derivative gains and losses in these periods. See Note 5: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the fair value computations of our derivatives.

Other

Other income (loss) decreased $4.6 million to expense of $2.0 million for the three months ended September 30, 2015 from income of $2.6 million for the same period in 2014.  Other income decreased $1.3 million to $1.7 million for the nine months ended September 30, 2015 from $3.0 million in the same period in 2014. The fluctuations in other expense are due primarily to foreign currency gains and losses recognized during the respective periods. The U.S. dollar has strengthened dramatically since mid-2014 relative to certain other currencies, including the Euro and Canadian dollar. Given the significant financial statement amounts we have denominated in these currencies, the foreign currency gain decreased by $0.7 million to a gain of $2.2 million during the nine months ended September 30, 2015 compared to a gain of $2.9 million during the same period in 2014.

Included in the foreign currency loss recorded during the third quarter of 2015 was a $1.9 million loss related to our Venezuelan subsidiary. Effective July 1, 2015, we began using the SIMADI exchange rate published by the Central Bank of Venezuela to remeasure our Venezuelan subsidiary's Bolivar based transactions and net monetary assets in U.S. dollars. We determined, based upon our specific facts and circumstances, that the SIMADI rate is the most appropriate rate for financial reporting purposes, instead of the official exchange rate we previously used.

Liquidity and Capital Resources

Our principal liquidity requirements include paying amounts related to second-generation upgrades to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations and funds available under the August 2015 Terrapin Agreement. See below for further discussion. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of risks, some of which are beyond our control, affecting our ability to achieve our liquidity requirements.

Additionally, the Facility Agreement requires us to maintain $37.9 million in a debt service reserve account. The Facility Agreement restricts the use of the funds in this account to making principal and interest payments under the Facility Agreement. As of September 30, 2015, the balance in the debt service reserve account was $37.9 million, which we classified as restricted cash on our condensed consolidated balance sheets.

Comparison of Cash Flows for the nine months ended September 30, 2015 and 2014

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$7,314	$6,875
Net cash used in investing activities	(21,546)	(6,065)
Net cash provided by financing activities	36,201	9,139
Effect of exchange rate changes on cash	(1,117)	(136)
Net increase in cash and cash equivalents	$20,852	$9,813

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015 was $7.3 million compared to net cash provided by operating activities of $6.9 million during the same period in 2014. During 2015, we experienced favorable changes in operating assets and liabilities, which resulted in more cash provided by operating activities for the first nine months of 2015 compared to the same period in 2014. Changes during 2015 compared to the same period in 2014 resulted from favorable fluctuations in accounts payable and accrued expenses, offset partially by lower cash receipts for future services to be provided by us to our subscribers and lower cash receipts from the sale of inventory.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $21.5 million for the nine months ended September 30, 2015 compared to $6.1 million for the same period in 2014. The increase in cash used in investing activities was due primarily to an increase in spending related to our second-generation ground upgrades.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was due primarily to cash received from the sale of common stock to Terrapin, offset by a principal payment on the Facility Agreement.

Cash Position and Indebtedness

As of September 30, 2015, we held cash and cash equivalents of $28.0 million. We also had $37.9 million in restricted cash, which we must maintain through the term of the Facility Agreement and we will use to pay principal and interest under the Facility Agreement. Additionally, as discussed above, in August 2015, we executed a $75.0 million equity line agreement with Terrapin, which is available to be drawn over a 24-month period. As of September 30, 2015, $60.0 million remain available under this agreement.

As of December 31, 2014, we held cash and cash equivalents of $7.1 million and $24.0 million was available under our previous equity line agreement with Terrapin.

The carrying amount of the current portion of our long-term debt outstanding was $19.6 million and $6.5 million at September 30, 2015 and December 31, 2014, respectively. The current portion of our long-term debt outstanding at these periods represents principal payments under our Facility Agreement scheduled to occur within 12 months of the balance sheet dates. The carrying amount of our long-term debt outstanding was $618.8 million and $623.6 million at September 30, 2015 and December 31, 2014, respectively. The decrease in the total debt balance was due primarily to conversions of a portion of the 8.00% Notes Issued in 2013 and a principal payment of our Facility Agreement. These decreases were offset partially by a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt, as well as an increase in the principal balance in connection with the Thermo Equity Agreement entered into in August 2015, and accretion of the debt discounts related to our convertible notes.

Facility Agreement

Our senior secured credit facility agreement, as amended and restated (the “Facility Agreement”) is scheduled to mature in December 2022. As of September 30, 2015, we had drawn all funds available under the Facility Agreement. Semi-annual principal repayments began in December 2014. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of our 2014 Annual Report for a complete description of our Facility Agreement.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, we have the ability to cure noncompliance with certain financial covenants with Equity Cure Contributions (as described below) through a date as late as June 2019. If we violate any of these covenants and are unable to make a sufficient Equity Cure Contribution or obtain a waiver, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of September 30, 2015, we were in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to us from the issuance of our common stock and/or Subordinated Indebtedness. We refer to these funds as "Equity Cure Contributions" and we may fund them in order to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In February and June 2015, we drew $10 million and $14 million, respectively, under our agreement with Terrapin, as described below. These funds were deemed Equity Cure Contributions under the Facility Agreement and were treated accordingly in our calculation of compliance with certain financial covenants for the measurement periods ended December 31, 2014 and June 30, 2015. In August 2015, we drew $15 million under the August 2015 Terrapin Agreement. We can use these funds as an Equity Cure Contribution under the Facility Agreement in the calculation of financial covenants for the measurement period ended December 31, 2015, as needed, or for general corporate purposes.

The Facility Agreement requires that we maintain a total of $37.9 million in a debt service reserve account which is pledged to reserve all of our obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of September 30, 2015, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on our condensed consolidated balance sheets.

In August 2015, we and the lenders agreed to amend the Facility Agreement to, among other things, clarify the definition of Net Debt and the calculation of the Net Debt to Adjusted Consolidated EBITDA covenant, change the way in which certain Equity

Cure Contributions are calculated, and extend by up to two years the date through which we may utilize Equity Cure Contributions. See discussion in Note 3: Long-Term Debt and Other Financing Arrangements in our condensed consolidated financial statements for further discussion of the 2015 GARA.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement, we amended and restated our loan agreement with Thermo (as amended and restated, the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.

Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. The Loan Agreement becomes due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control occurs or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2015, $37.2 million of interest was outstanding under the Thermo Loan Agreement; we include this amount in long-term debt on our condensed consolidated balance sheets.

In connection with the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement the Second Thermo Group Undertaking Letter in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if our 8% Notes Issued in 2013 have been redeemed in full, September 30, 2019, they will make, or cause to be made, available to us cash equity financing in the aggregate amount of $30.0 million. Thermo must provide these funds during this period if we request the funds or an event of default occurs and is continuing under the Facility Agreement, and Terrapin fails to purchase shares of our voting common stock to provide us with cash proceeds requested under the August 2015 Terrapin Agreement. The balance of this commitment will be reduced by any cash equity financing which we receive during the Commitment Period from Thermo or an external equity funding source, including Terrapin, if we use the funds as an Equity Cure Contribution. In August 2015, we made a first draw under the August 2015 Terrapin agreement in the amount of $15.0 million, which reduced Thermo's remaining cash equity commitment to $15.0 million as of September 30, 2015.

In connection with the 2015 GARA, the Second Thermo Group Undertaking Letter and the Equity Agreement, we agreed to increase the principal amount under the Thermo Loan Agreement by $6.0 million. All of the transactions between us and Thermo and its affiliates were reviewed and approved on our behalf by a Special Committee of our independent directors, who were represented by independent counsel.

See discussion in Note 3: Long-Term Debt and Other Financing Arrangements in our condensed consolidated financial statements for further discussion of the Second Thermo Group Undertaking Letter, the Equity Agreement, and the New Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 8.00% Convertible Senior Notes Issued in 2013 (the "8.00% Notes Issued in 2013") initially were convertible into shares of our common stock at $0.80 per share of common stock, or 1,250 shares of our common stock per $1,000 principal amount of 8.00% Notes Issued in 2013, subject to adjustment. Due to common stock issuances by us since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate was $0.73 per share of common stock as of September 30, 2015.

Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 8.00% Notes Issued in 2013 at a rate of 2.25% per annum. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of our 2014 Annual Report for a complete description of our 8.00% Notes Issued in 2013.

A holder of 8.00% Notes Issued in 2013 has the right, at the holder’s option, to require us to purchase some or all of the 8.00% Notes Issued in 2013 on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be purchased plus accrued and unpaid interest.

The indenture governing the 8.00% Notes Issued in 2013 provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. As of September 30, 2015, we were not in default under the indenture governing the 8.00% Notes Issued in 2013.

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

When we made a draw under the Terrapin equity line agreement, we issued shares of common stock to Terrapin at a price per share calculated as specified in the agreement. In February 2015, we drew $10.0 million under the agreement with Terrapin and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. In June 2015, we drew the remaining $14.0 million under our agreement with Terrapin and issued 6.6 million shares of voting common stock to Terrapin at an average price of $2.13 per share. Through the term of this agreement, Terrapin purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million. No funds remain available under this agreement.

In conjunction with the amendment to the Facility Agreement in August 2015 (as discussed above), we entered into a Common Stock Purchase Agreement with Terrapin (the "August 2015 Terrapin Agreement") pursuant to which we may require Terrapin to purchase up to $75.0 million of shares of voting common stock over the 24-month term following the date of the agreement. Over the 24-month term, in our discretion, we may present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares will equal the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased by Terrapin (but not less than a minimum price specified by us (a “Threshold Price”)), less a discount ranging from 2.75% to 4.00% based on the amount of the Threshold Price. In addition, in our discretion, but subject to certain limitations, we may grant to Terrapin the option to purchase additional shares during the Draw Down Period. We have agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the number of our shares of voting common stock issued and outstanding at the date of the sale. As previously discussed, Thermo committed to purchase up to $30.0 million of our equity securities if we require it to do so or if there is an event of default under the Facility Agreement and funds are not available under the new Terrapin agreement.

In August 2015, we drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. As of September 30, 2015, $60.0 million remained available under the August 2015 Terrapin Agreement. We expect to make draws from time to time under the August 2015 Terrapin Agreement, to be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

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

In April 2015, Hughes exercised its option to accept shares of our common stock (at a price 7% below market) in lieu of cash for certain of our remaining contract milestones, including milestones related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, we issued 7.4 million shares of freely tradable common stock at a 7% discount pursuant to this option. We recorded a loss equal to the value of the 7% discount of $1.2 million in our condensed consolidated statement of operations for the three months ended June 30, 2015. In the April 2015 agreement, as amended in July and in August 2015, we agreed to provide downside protection for a period of 130 trading days after the issuance of common stock. This feature requires that we issue additional shares of common stock equal to the difference, if any, between the $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on the last day of the 130 day period. Pursuant to this agreement, we recorded a $4.7 million liability as of September 30, 2015, up from $1.7 million as of June 30, 2015, based on an estimate of the value of this option calculated using a Black-Scholes pricing model. We mark this liability to market at each balance sheet date and through the settlement date, which is expected to be in December 2015. We recorded this estimated loss, and subsequent changes, in our condensed consolidated statement of operations for the nine months ended September 30, 2015.

In July 2015, we formally amended the contract with Hughes to include the revised scope of work set forth in the March 2015 and April 2015 letter agreements. The additional $1.9 million for delivery of four custom test equipment units and the $4.0 million for delivery of two additional RANs agreed to in March and April 2015, respectively, are now reflected in the contract through this amendment.

Our agreements with Ericsson are related to development, implementation and maintenance of a ground interface, or core network system, which will be installed at a number of our satellite gateway ground stations. In July 2014, we signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program time line. Prior to the amended and restated contract being finalized, we made an agreement with Ericsson that deferred certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, we signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, we executed a new letter agreement under which Ericsson agreed to waive the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, we reversed these amounts from accounts payable, accrued expenses and construction in progress on our condensed consolidated balance sheet. In August 2015, we executed a second amendment to the 2014 contract which incorporates revised payment and pricing schedules. This amendment also reflects an accelerated time line for the project such that the work is estimated to be completed in the second quarter, instead of the third quarter, of 2016. As of September 30, 2015, the remaining amount due under the contract is $13.1 million.

The following table presents the amount of actual and contractual capital expenditures for our contracts with Hughes and Ericsson related to the construction of our ground components and related product costs and includes both payments made in cash and stock (in thousands):

	Payments through	Estimated Future Payments
Capital Expenditures	September 30, 2015	Remaining 2015	2016	Thereafter	Total
Hughes second-generation ground component (and related product costs)	$111,082	$—	$756	$—	$111,838
Ericsson ground network	18,392	9,224	3,892	—	31,508
Other Capital Expenditures	1,667	—	—	—	1,667
Total	$131,141	$9,224	$4,648	$—	$145,013

As of September 30, 2015, we recorded approximately $4.4 million of these capital expenditures in accrued expenses.

In addition to the contractual agreements mentioned above, we have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. Discussions between us and Thales are ongoing regarding certain deliverables under the contract.

Contractual Obligations and Commitments

As previously disclosed, on December 31, 2014, we entered into a contract for the sale of a Globalstar gateway for installation in Eastern Europe, along with related construction and engineering services. During the quarter ended March 31, 2015, we amended the contract to extend to May 29, 2015 the date at which the parties could terminate the contract. We did not reach an agreement; therefore, the contract terminated without any payment obligations by either party.

We have signed various licensing and royalty agreements necessary for the manufacture and distribution of our second-generation products, which we expect to introduce in 2016. We will pay or have paid license fees for new product technology with royalty fees payable on a per unit basis as these units are manufactured, sold, or activated.

There have been no significant changes to our contractual obligations and commitments since December 31, 2014, except those discussed above.

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

We also have operations in Venezuela. Since 2010, the Venezuelan government's frequent modifications to its currency laws have caused the bolivar to devalue significantly and resulted in Venezuela being considered a highly inflationary economy. At the end of each accounting period through June 30, 2015, we remeasured our Venezuelan subsidiary from the bolivar to the U.S. dollar at the official government rate of 6.3 bolivars per U.S. dollar. Included in the foreign currency gain (loss) recorded during the third quarter of 2015 was a $1.9 million loss related to our Venezuelan subsidiary. Effective July 1, 2015 we began using the SIMADI exchange rate published by the Central Bank of Venezuela to remeasure our Venezuelan subsidiary's Bolivar based transactions and net monetary assets in U.S. dollars. We determined, based upon our specific facts and circumstances, that the SIMADI rate is the most appropriate rate for financial reporting purposes, instead of the official exchange rate of 6.3 previously used. We continue to monitor the significant uncertainty surrounding current Venezuela exchange mechanisms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2015, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the quarter and nine months ended September 30, 2015.

(b) Changes in internal control over financial reporting.

As of September 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1†	Amendment No. 2 to Contract between Globalstar, Inc. and Ericsson Inc. effective as of August 11, 2015

10.2	2015 Equity Commitment and Loan Agreement with Thermo Funding II LLC dated August 7, 2015

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	November 5, 2015	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (On behalf of the registrant)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)