Form 10-K
period 2015-12-31
Globalstar, Inc.
filed 2016-02-26
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $855.8 million.

As of February 22, 2016, 904,490,041 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Item 1. Business

Globalstar, Inc. (“we,” “us” or the "Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. By providing wireless communications services in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (or “gateways”), which we refer to collectively as the Globalstar System.

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

Recent Events

Second-Generation Ground Infrastructure Update

With support from Hughes Network Systems, LLC ("Hughes"), our technical team has successfully completed the deployment of our second-generation Radio Access Network ("RAN") in all gateways located in the United States, Canada and France.  The RAN installations at our Brazilian gateways are scheduled for mid-2016 with over-the-air testing planned in the third quarter of 2016.  To enhance our second-generation coverage in the Caribbean, we plan to deploy a RAN at our gateway in Puerto Rico by the end of the first quarter of 2016.

We are nearing completion of the second-generation ground system upgrades. Site acceptance of the core network equipment at one of our gateways in Canada started in January 2016 and final configuration acceptance testing has been completed. In March 2016, we expect to complete the final production acceptance testing, including roaming, short message service and multimedia message service, and have hardware at our North American gateways installed and ready for service.

These second-generation upgrades allow us to develop smaller and less expensive mass market products with significantly higher data speeds as compared to our first-generation products.

Regulatory Reform for Terrestrial Spectrum Authority

In November 2013, the Federal Communications Commission (the "FCC") proposed rules which, if adopted, would enable us to offer low power terrestrial broadband services over a portion of our licensed MSS spectrum.  We have termed these services Terrestrial Low Power Service ("TLPS"). We believe TLPS represents a differentiated, premium, and immediate solution to existing Wi-Fi congestion. During 2015, we announced the successful results of two TLPS deployments, where we demonstrated a material increase in user throughput and network levels. The deployments also provided additional data confirming the successful coexistence of TLPS with other existing services. With these real world deployments of our TLPS operations, we have shown the FCC the dramatic consumer benefits that are achievable, and we anticipate that the FCC will take final action in this proceeding in the near future. The proposed rules would substantially revise the gating criteria for terrestrial use of our spectrum and would allow us to provide TLPS over our licensed spectrum together with the non-exclusive use of adjacent unlicensed spectrum. If the FCC takes final action to adopt these proposed rules, we plan to establish one or more partnerships to deploy commercial service promptly as well as to seek similar terrestrial authority in certain international jurisdictions.

SPOT Satellite Devices Achieve 4,000th Rescue

In December 2015, we announced that our SPOT family of products had initiated the 4,000th rescue, proving how essential our technology is to saving lives. Currently, we are receiving almost two SOS messages per day that result in life-saving rescues globally. SPOT delivers affordable location-based messaging and life-saving emergency notification technology to hundreds of thousands of users, completely independent of cellular coverage.

Next Generation Technology Agreement with Yippy, Inc.

On December 17, 2015, we announced a new agreement with Yippy Inc., which allows us to leverage the Yippy EASE 360 platform and proprietary data compression, optimization and security software. Starting in 2016, our subscribers will have access to Yippy's industry leading software platform to provide a broadband-like data experience to our existing and prospective subscribers. This service will be available over both our first and second-generation products. Yippy will also have the ability to resell our services to prospective customers who need to maintain efficient, secure and often critical business communications.

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

We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We achieved this longer life by increasing the solar array and battery capacity, using a larger fuel tank, adding redundancy for key satellite equipment, and improving radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites. The second-generation satellites use passive S-band antennas on the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of the active antenna array. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation.

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

At December 31, 2015, we served approximately 688,000 subscribers. We increased our net subscribers by 8% from December 31, 2014 to December 31, 2015. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

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

We offer our services for use only with equipment designed to work on our network, which users generally purchase in conjunction with an initial service plan. We offer the GSP-1700 phone, which includes a user-friendly color LCD screen and a variety of accessories. The phone design represents a significant improvement over earlier-generation equipment that we believe facilitates increased adoption by users. We also believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only MSS provider using Qualcomm Incorporated's ("Qualcomm") patented CDMA technology that we believe provides superior voice quality when compared to competitive handsets.

In June 2014, we announced the release of a new voice and data solution, Sat-Fi. With Sat-Fi, our customers can use their current smartphones, tablets and laptops to send and receive communications via the Globalstar satellite system when traveling beyond cellular service, achieving a level of seamless connectivity not offered before. We believe Sat-Fi is superior to other competitors' products, providing the fastest, most affordable, mobile satellite data speeds (4x faster than our primary competitor) and the clearest voice communications in the MSS industry. Through a convenient smartphone app which enables connectivity between any Wi-Fi-enabled device and the Sat-Fi satellite hot spot, subscribers can easily send and receive email and SMS text messages and make voice calls from their own device any time they are in range of a Sat-Fi device. We believe Sat-Fi represents a major step forward in our desire to integrate seamlessly our mobile satellite capabilities into the communications services that people use on a daily basis. With future enhancements, customers will not necessarily know, nor will they care, when they are communicating via the Globalstar System, given our superior voice quality and low-priced service plans.

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

SPOT Consumer Retail Products

The SPOT product family has now initiated over 4,000 rescues since its launch in 2007. Averaging nearly two rescues per day, SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to hundreds of thousands of users, completely independent of cellular coverage. We are not aware of any other competitive offering that can match the life-saving record of our SPOT family of products. As we continue to innovate and grow the SPOT family of products, we are committed to providing affordable life-saving products to an expanding target market of millions of people globally.

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

SPOT Satellite GPS Messenger

We began commercial sales of the first SPOT products and services when we introduced the SPOT Personal Tracker in 2007. In 2009, we introduced an updated version of this product, the SPOT Satellite GPS Messenger ("SPOT 2"). In September 2013, we introduced SPOT Gen3, the current generation of the SPOT Satellite GPS Messenger. SPOT Gen3 offers enhanced functionality with more tracking features, improved battery performance and more power options, including rechargeable and USB direct line power.

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

SPOT Trace

In November 2013, we introduced SPOT Trace, a cost effective anti-theft and asset tracking device. SPOT Trace ensures cars, motorcycles, boats, ATVs, snowmobiles and other valuable assets are where they need to be, notifying owners via email or text when movement is detected anytime, using 100% satellite technology to provide location-based messaging and emergency notification for on or off the grid communications.

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels including Bass Pro Shops, Big Rock Sports, Cabela's, Fry's Electronics, Gander Mountain, REI, Sportsman's Warehouse and West Marine. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com, as well as through certain of our IGOs.

Commercial Simplex One-Way Transmission Products

Simplex service is a one-way data service from a commercial Simplex device over the Globalstar System that can be used to track and monitor assets. Our subscribers currently use our Simplex devices to track cargo containers and rail cars; to monitor utility meters; and to monitor oil and gas assets, as well as a host of other applications. At the heart of the Simplex service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army, the U.S. Air Force, the National Oceanic and Atmospheric Administration (“NOAA”), the U.S. Forest Service and British Ministry of Defense, as well as other organizations, including BP, Shell and The Salvation Army.

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

Set forth below is a list of IGOs as of February 22, 2016:

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

First-Generation Constellation

In the United States, the FCC has authorized us to operate our first-generation satellites in 25.225 MHz of radio spectrum comprising two blocks of non-contiguous radio frequencies in the 1.6/2.4 GHz band commonly referred to as the "Big LEO"

Spectrum Band. Specifically, the FCC has authorized us to operate between 1610-1618.725 MHz for “Uplink” communications from mobile earth terminals to our satellites and between 2483.5-2500 MHz for “Downlink” communications from our satellites to our mobile earth terminals. The FCC has also authorized us to operate our four domestic gateways with our first-generation satellites in the 5091-5250 and 6875-7055 MHz bands.

Three of our subsidiaries hold our FCC licenses. Globalstar Licensee LLC holds our MSS license. GUSA Licensee LLC (“GUSA”) is authorized by the FCC to distribute mobile and fixed subscriber terminals and to operate gateways in the United States. GUSA holds the licenses for our gateways in Texas, Florida and Alaska. Another subsidiary, GCL Licensee LLC (“GCL”), holds an FCC license to operate a gateway in Puerto Rico. GCL is also subject to regulation by the Puerto Rican regulatory agency.

Our former Non-Geostationary Satellite Orbit (“NGSO”) satellite constellation license issued by the FCC was valid until April 2013. We filed an application to modify and extend this license. On September 18, 2014 the Satellite Division of the FCC's International Bureau granted the application of Globalstar Licensee LLC to modify its authorization for "Big LEO" non-geostationary orbit MSS space stations by extending the 15-year license term by approximately 11.5 years through October 4, 2024. This license applies only to our continued use of our first-generation satellites.

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

Potential Terrestrial Use of Globalstar Spectrum

In February 2003, the FCC adopted rules that permit satellite service providers such as Globalstar to establish terrestrial networks utilizing the ancillary terrestrial component (“ATC”) of their licensed spectrum.  ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid MSS/ATC network designed to provide advanced services and broad coverage throughout the United States. An ATC deployment could extend our services to urban areas and inside buildings where satellite services are currently not available, as well as to rural and remote areas that lack terrestrial wireless services.

In order to establish an ATC network, a satellite service provider must first meet certain specified requirements commonly known as the “gating criteria.” Currently, these criteria would require us to provide continuous coverage over the United States and have an in-orbit spare satellite. Additionally, ATC services must be complementary or ancillary to MSS in an "integrated service offering," which can be achieved by using "dual-mode" devices capable of transmitting and receiving mobile satellite and ATC signals, or providing “other evidence” that the satellite service provider meets the requirement. Further, user subscriptions that include ATC services must also include MSS. Because of these numerous and onerous requirements, no substantial ATC services have ever been established.

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

 In November 2013, the FCC proposed rules, which, if adopted, would enable us to offer low-power ATC services such as TLPS over a portion of our licensed MSS spectrum. We anticipate that the FCC will take final action in this proceeding in the near future. The proposed rules would substantially eliminate the gating criteria as applied to low-power ATC services and would allow us to provide TLPS over our licensed spectrum together with the use of the adjacent unlicensed spectrum. If the FCC adopts these proposed rules, we plan to establish one or more partnerships to deploy commercial service promptly as well as to seek similar terrestrial authority in certain international jurisdictions.

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

Next-Generation Gateways and Other Ground Facilities

We have a contract with Hughes under which Hughes will design, supply and implement the RAN ground network equipment and software upgrades for installation at a number of our satellite gateway ground stations and satellite interface chips to be used in our various next-generation devices. These upgrades will be part of our next-generation ground network.

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

We own and operate gateways in the United States, Canada, Venezuela, Puerto Rico, France, Brazil, Singapore and Botswana.

Industry

We compete in the MSS sector of the global communications industry. MSS operators provide voice and data services using a network of one or more satellites and associated ground facilities. Mobile satellite services are usually complementary to, and interconnected with, other forms of terrestrial communications services and infrastructure and are intended to respond to users' desires for connectivity at all times and locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks are impaired or do not exist.

Worldwide, government organizations, military, natural disaster aid associations, event-driven response agencies and corporate security teams depend on mobile and fixed voice and data communications services on a regular basis. Global businesses with global operations require communications services when operating in remote locations around the world. MSS users span the forestry, maritime, government, oil and gas, mining, leisure, emergency services, construction and transportation sectors, among others.

Over the past two decades, the global MSS market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the handsets, as well as, heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low cost data collection and asset tracking devices and technological improvements permitting integration of mobile satellite services over smartphones and other Wi-Fi enabled devices.

Communications industry sectors that are relevant to our business include:

•	MSS, which provide customers with connectivity to mobile and fixed devices using a network of satellites and ground facilities;

•	fixed satellite services, which use geostationary satellites to provide customers with voice and broadband communications links between fixed points on the earth's surface; and

•	terrestrial services, which use a terrestrial network to provide wireless or wireline connectivity and are complementary to satellite services.

Within the major satellite sectors, fixed and MSS operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications and SES S.A., and aperture terminal companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, MSS providers, such as Globalstar, Inmarsat PLC (“Inmarsat”) and Iridium Communications Inc. (“Iridium”), focus more on voice and data services (including data services which track the location of remote assets such as shipping containers), where mobility or small sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect MSS operators will increasingly compete with fixed satellite services operators.

LEO systems reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, we believe provide a better overall quality of service.

Competition

The global communications industry is highly competitive. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Our most direct competition comes from other global MSS providers. Our two largest global competitors are Inmarsat and Iridium. We compete primarily on the basis of coverage, quality, portability and pricing of services and products.

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

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our principal regional MSS competitor is Thuraya in the Middle East and Africa.

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

United States International Traffic in Arms Regulations and Other Trade Restrictions

The United States International Traffic in Arms regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. The President has delegated this authority to the U.S. Department of State, Directorate of Defense Trade Controls. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. Some information involved in the performance of our operations falls within the scope of these regulations. As a result, we may have to obtain an export authorization or restrict access to that information by international companies that are our vendors or service providers. We have received and expect to continue to receive export licenses for our telemetry and control equipment located outside the United States. We also are subject to restrictions related to transactions with persons subject to Unites States or foreign sanctions. These regulations limit our ability to offer services and equipment in certain areas.

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

Our top revenue generating markets in the United States and Canada are government (including federal, state and local agencies), public safety and disaster relief, recreation and personal and telecommunications. We also serve customers in the maritime and fishing, oil and gas, natural resources (mining and forestry), construction, utilities and transportation markets.

No one customer was responsible for more than 10% of our revenue in 2015, 2014, or 2013.

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2015, approximately 35% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 12: Geographic Information in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - We face special risks by doing business in developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2016 and 2032. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe which we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility agreement (the “Facility Agreement”).

Employees

As of December 31, 2015, we had 325 employees, 19 of whom were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Seasonality

Usage on the network and, to some extent, sales are subject to seasonal and situational changes. April through October are typically our peak months for service revenues and equipment sales. We also experience event-driven revenue fluctuations in our business. Most notably, emergencies, natural disasters and other sizable projects where satellite-based communications devices are the only solution may generate an increase in revenue. In the consumer area, SPOT devices are subject to outdoor and leisure activity opportunities, as well as our promotional efforts.

Services and Equipment

Sales of services accounted for approximately 82%, 78% and 78% of our total revenues for 2015, 2014, and 2013, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 18%, 22% and 22% of our total revenues for 2015, 2014, and 2013, respectively.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as all of the information in this Report and our other past and future filings with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or which we currently deem immaterial may also impact our business operations and the risks identified below may adversely affect our business in ways we do not currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

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
Since we launched our first satellites in the 1990’s, some first-generation satellites have failed in orbit and have been retired and we expect others to fail in the future. Although we designed our second-generation satellites to provide commercial service over a 15-year life, we can provide no assurance as to whether any or all of them will continue in operation for their full 15-year design life. Further, our satellites may experience temporary outages or otherwise may not be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors.
Prior to 2014 our ability to generate revenue and cash flow was impacted adversely by our inability to offer commercially acceptable levels of Duplex service due to the degradation of our first-generation constellation. As a result, we improved the design of our second-generation constellation to last twice as long in space and have 40% greater capacity compared to our first-generation constellation. Anomalies with our satellites have and may continue to develop that could affect their ability to remain in commercial service, and we cannot guarantee that we could successfully develop and implement a solution to these anomalies.
 We initially designed our ground stations to operate with our first-generation satellites. Although our second-generation satellites are fully compatible with our first-generation products and services, our ground stations require upgrades to enable us to integrate our second-generation technology and service offerings with our second-generation satellites. We have entered into various contracts to upgrade our ground network. This work is in process, but the completion of these upgrades may not be successful.
In order to maintain commercially acceptable service long-term , we must obtain and launch additional satellites from time to time. As discussed in Note 7: Contingencies in our Consolidated Financial Statements, we and Thales Alenia Space France ("Thales") may negotiate the terms of a follow-on contract for additional satellites, but we can provide no assurance as to whether we will ultimately agree on commercial terms for such a purchase. If we are unable to agree with Thales on commercial terms for the purchase of additional satellites, we may enter into negotiations with one or more other satellite manufacturers, but we cannot provide any assurance that these negotiations will be successful.
 We incurred operating losses in the past three years and these losses are likely to continue.
 We incurred operating losses of $66.6 million, $95.9 million and $87.4 million in 2015, 2014, and 2013, respectively. These losses resulted, in part, from non-cash depreciation expense related to our second-generation satellites placed into service in 2010, 2011 and 2013. Our second-generation satellites were designed to have a 15-year life from the date the satellites were placed into their operational orbit, and we estimate that we will continue to recognize high levels of depreciation expense commensurate with their estimated 15-year life.
If Terrapin Opportunity, L.P. fails to fulfill its capital commitment, our ability to execute our business plan will be adversely affected.
Our current sources of liquidity include cash on hand ($7.5 million at December 31, 2015), future cash flows from operations, and funds available from our common stock purchase agreement with Terrapin Opportunity, L.P. (“Terrapin”) ($60.0 million at December 31, 2015). Our business plan assumes that Terrapin will provide all of these funds. We anticipate that we will draw the remaining amounts available under the Terrapin agreement to achieve compliance with our financial covenants under our Facility Agreement. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. If Terrapin is unable or fails to fulfill its commitment under this financial arrangement, or we fail to satisfy the conditions that permit us to draw these funds, it could materially and negatively impact our cash and liquidity, and our ability to continue to execute our business plan will be adversely affected.
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
 We have various contractual agreements related to remaining amounts outstanding for upgrades to our ground infrastructure, including internal labor costs and interest on outstanding debt, which we expect will be reflected in capital expenditures primarily through 2016. The nature of these purchases requires us to enter into long-term fixed price contracts. We cannot be assured that operating cash flows and other previously committed funding will be sufficient to meet obligations over the term of these agreements. Restrictions in our Facility Agreement limit the types of financings we may undertake. Should we need to obtain additional financing, we cannot assure you that we will be able to obtain this financing on reasonable terms or at all. If we cannot obtain such financing in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.
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
Our objective is to establish a worldwide service network, either directly or through IGOs, but to date we have been unable to do so in certain areas of the world, and we may not succeed in doing so in the future. We have been unable to establish our own gateways or to find capable IGOs for several important regions and countries, including India, China, and certain parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the IGOs have been unable to reach business arrangements with one another. Further, our IGO's could fail to perform as expected or cease business operations. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.
Not all of the IGOs have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the IGOs are not earning revenues sufficient to fund their operating costs due to the operational issues we experienced with our first-generation satellites. Although we expect these IGOs to return to profitability, if they are unable to continue in business, we will lose the revenue we receive for selling equipment to them and providing services to their customers. Although we have implemented a strategy for the acquisition of certain IGOs when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the IGOs either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the IGO will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those IGOs do not fulfill their own business plans to increase substantially their sales of services and products.
We rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.
 We have a limited quantity of our Duplex handsets remaining in inventory and have not contracted with a manufacturer to produce additional inventory. We have depended on Qualcomm as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates Qualcomm proprietary technology. We cancelled this contract in March 2013. Although we have contracted with Hughes and Ericsson to provide new hardware and software for our ground component, there could be a substantial period of time in which their products or services are not available and Qualcomm no longer supports our products and services.
 Additionally, we depend on our contract manufacturers to provide us with our inventory. If these manufacturers do not take on future orders or fail to perform under our current contracts, we may be unable to continue to produce and sell our inventory to customers at a reasonable cost to us or there may be delays in production and sales.
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
 Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our mobile satellite services in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Venezuela, Brazil, Central America and portions of Africa. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions.
Conducting operations outside the United States involves numerous special risks and, while expanding our international operations would advance our growth, it would also increase these risks. These risks include, but are not limited to:

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

•
significant investments, including the development and deployment of dedicated gateways, as some countries require physical gateways within their jurisdiction to connect the traffic coming to and from their territory;

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
 Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro, and the Brazilian real. Certain of our obligations are denominated in euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 35% and 36% of our total sales were to customers located primarily in Canada, Europe, Central America, and South America during 2015 and 2014, respectively. Our results of operations for 2015 and 2014 included gains of $3.7 million and $4.1 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.
We face intense competition in all of our markets, which could result in a loss of customers and lower revenues and make it more difficult for us to enter new markets.
Satellite-based Competitors
There are currently three other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, and Inmarsat. ORBCOMM Inc. is also emerging as a competitor in the machine-to-machine ("M2M") markets. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with particular competitive pricing strategies.
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
ATC Competitors
We also expect to compete with a number of other satellite companies that plan to develop terrestrial networks that utilize their MSS spectrum. DISH Network received FCC approval to offer terrestrial wireless services over the MSS spectrum that previously belonged to TerreStar and ICO Global. Further, LightSquared continues its regulatory initiative to receive final FCC approval to build out a wireless network utilizing its MSS spectrum. Any of these competitors could offer an integrated satellite and terrestrial network before we do, could combine with terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer wireless services, including mobile broadband services, that customers prefer over ours.
Restrictive covenants in our Facility Agreement may limit our operating and financial flexibility and our inability to comply with these covenants could have significant implications.
Our Facility Agreement contains a number of significant restrictions and covenants. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. Complying with these restrictive covenants, as well as the financial and other non-financial covenants in the Facility Agreement and certain of our other debt obligations, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the Facility Agreement would permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate that indebtedness. See Part II, Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Report for further discussion.
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
General Liability Insurance and In-Orbit Exposures
Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires on October 19, 2016. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference and interference with the use of property.
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
Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our constellation experiences satellite collisions with space debris, our service could be impaired. Any such collision could potentially expose us to significant losses. Further, from time to time we may decide to move and relocate satellites within our constellation to improve coverage and service quality. These actions may increase the risk of collision or damage to our satellites.
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
In January 2012 our Canadian subsidiary was notified that its income tax returns for the years ending October 31, 2008 and 2009 had been selected for audit. The Canada Revenue Agency reviewed the information provided by the Canadian subsidiary and issued an assessment for those years under audit. This assessment reduced our Canadian subsidiary's remaining net operating loss carryforward.
As a result of our acquisition of an independent gateway operator in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities. We and the seller reached an agreement in November of 2014 to fully settle the outstanding tax liability by the utilization of the Brazilian tax amnesty program. Pursuant to the settlement, the seller paid approximately $0.2 million of these liabilities. We calculated the amount of the tax liability to be settled after reducing for the accumulated fiscal losses related to the tax periods preceding the date of the agreement. If the amount required to satisfy the tax liabilities under the amnesty program differs from the amount paid by the seller, we and the seller will arrange a true-up. Until the Brazilian tax authorities confirm that there is no further liability, our subsidiary, the gateway operator, will maintain a reserve of $0.3 million. We may also be exposed to these or other pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.
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
We are exposed to trade credit risk in the ordinary course of our business activities.
We are exposed to risk of loss in the event of nonperformance by our customers. Some of our customers may be highly leveraged and subject to their own operating and regulatory risks. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. From time to time, the availability of credit is more restrictive. One of our largest customers is a reseller to oil and gas companies. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our customers' liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers could reduce our cash flows.
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

Our ownership and operation of an MSS system are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar authorities. Additionally, our use of our licensed spectrum globally is subject to coordination by the ITU. Our second-generation constellation has been licensed and registered in France. The rules and regulations of the FCC or these foreign authorities may change and may not continue to permit our operations as currently conducted or as we plan to conduct them. Further, certain foreign jurisdictions may decide to allow additional uses within our ITU-allocation of spectrum that may be incompatible with our continued provision of MSS.
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
Our operations are subject to certain regulations of the United States State Department's Directorate of Defense Trade Controls (the export of satellites and related technical data), United States Treasury Department's Office of Foreign Assets Control (financial transactions and customers) and the United States Commerce Department's Bureau of Industry and Security (our gateways and phones). These regulations may limit or delay our ability to operate in a particular country or engage in transactions with certain parties. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in any country, we could be subject to sanctions that could affect, materially and adversely, our ability to operate in that country. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position.
Our business plan to use a portion of our licensed MSS spectrum to provide terrestrial wireless services depends upon action by the FCC, which we cannot control.
 Our business plan includes utilizing approximately 20 MHz of our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, within the United States. In pursuit of these plans, in November 2013, the FCC proposed rules, which, if adopted, would enable us to offer TLPS over a portion of our licensed MSS spectrum, as well as to permit the non-exclusive use of the adjacent unlicensed spectrum. The proposed rules would substantially revise the gating criteria for terrestrial use of our spectrum and would allow us to provide low power terrestrial broadband services over our licensed MSS spectrum. We believe TLPS represents a differentiated, premium, and immediate solution to Wi-Fi congestion. If the FCC does not ultimately adopt satisfactory rules, our anticipated future revenues and profitability could be reduced. We can provide no assurance that the FCC will make any final decision in their proceeding or whether any final decision will be satisfactory to us. If we are unable to proceed as anticipated, then our only ability to utilize our MSS spectrum for terrestrial applications may be pursuant to the existing ATC regulatory regime that requires more restrictive conditions.
Other future regulatory decisions could also reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.
 Under the FCC's plan for MSS in our frequency bands, we must share frequencies in the United States with other licensed MSS operators. To date, there are no other authorized CDMA-based MSS operators and no pending applications for authorization. However, the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. On February 11, 2013, Iridium filed its own petition for rulemaking seeking to have the FCC reallocate 2.725 MHz of "Big LEO" spectrum from 1616-1618.725 MHz to Iridium’s exclusive use. Iridium also filed a motion to consolidate its petition with our petition for rulemaking. Although the FCC has received comments on Iridium’s petition, it has not taken any substantive action with respect to it. An adverse result in this proceeding could materially affect our ability to provide both Duplex and Simplex mobile satellite services.

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
Risks Related to Our Common Stock

Our common stock is traded on the NYSE MKT but could be delisted in the future, which may impair our ability to raise capital and would require us to repurchase our 8.00% Notes Issued in 2013.
 As of December 31, 2015, our voting common stock was listed on the NYSE MKT under the symbol “GSAT.” Broker-dealers may be less willing or able to sell and/or make a market in our common stock if delisting were to occur, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NYSE MKT may also make it more difficult for us to raise capital through the sale of our securities.
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

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry, including final rulemaking by the FCC related to our TLPS proceeding;

•	actual or anticipated sales of common stock by our controlling stockholder or others;

•	changes in the market valuations of our industry peers; and

•	announcement by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.
The trading price of our common stock may also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Our stockholders may be unable to resell their shares of our common stock at or above the initial purchase price. Additionally, because we are a controlled company there is a limited market for our common stock, and we cannot assure our stockholders that a trading market will develop further or be maintained. In periods of low trading volume, sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.
 The future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.
 We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.6 billion shares of common stock (400 million are designated as nonvoting) and 100 million shares of preferred stock. As of December 31, 2015, approximately 904.4 million shares of voting common stock and 134.0 million shares of nonvoting common stock were issued and outstanding. As of December 31, 2015, there were 661.5 million shares available for future issuance, of which approximately 181.6 million shares were contingently issuable upon the exercise of warrants, stock options, or convertible notes, the vesting of restricted stock awards, and as consideration for other liabilities. The potential issuance of additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
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
Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.  In 2014, our stock was the subject of aggressive short selling by a hedge fund. As a result, the market price of our common stock fell 25% from September 30, 2014 to December 31, 2014.
Provisions in our charter documents and Facility Agreement and Delaware corporate law may discourage takeovers, which could affect the rights of holders of our common stock and convertible notes.
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
As of December 31, 2015, Thermo owned approximately 54% of our outstanding voting common stock and approximately 60% of all outstanding common stock. Additionally, Thermo owns warrants that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of common stock at prices substantially above market. On December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. To fulfill the conditions precedent to our Facility Agreement, in 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of our 5.0% Notes, which were subsequently converted into shares of common stock in 2013, purchased $11.4 million of our 8.00% Notes Issued in 2013, loaned us $37.5 million to fund our debt service reserve account under the Facility Agreement, and funded a total of $65.0 million during 2013 pursuant to the terms of the Consent Agreement, the Common Stock Purchase Agreement, and the Common Stock Purchase and Option Agreement. Additionally, in August 2015, we entered into an equity agreement with Thermo in which Thermo agreed to purchase up to $30.0 million of our equity securities if we so request or if an event of default is continuing under the Facility Agreement and funds are not available under our common stock purchase agreement with Terrapin. Thermo's remaining cash equity commitment under the Equity Agreement was $15.0 million as of December 31, 2015.
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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 29,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Milpitas, California	USA	31,690	Satellite and Ground Control Center	Leased
Covington, Louisiana	USA	29,000	Corporate Offices	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Mississauga, Ontario	Canada	9,876	Canada Office	Leased
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Sebring, Florida	USA	9,000	Gateway	Leased
Aussaguel	France	7,500	Satellite Control Center and Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Gaborone	Botswana	2,000	Gateway	Leased
Manaus	Brazil	1,900	Gateway	Owned
El Dorado Hills, California	USA	1,586	Satellite and Ground Control Center	Leased
Rio de Janeiro	Brazil	1,313	Brazil Office	Leased
Presidente Prudente	Brazil	1,300	Gateway	Owned
Dublin	Ireland	1,280	Ireland Office	Leased
Panama City	Panama	1,100	Panama Office	Leased
Gaborone	Botswana	270	Botswana Office	Leased
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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock has traded on the NYSE MKT under the symbol "GSAT" since April 2014. From December 2012 to April 2014 our common stock traded on the over-the-counter market under the same symbol. The following table sets forth the high and low closing prices for our common stock as reported for each fiscal quarter during the periods indicated.

Quarter Ended:	High	Low
March 31, 2014	$2.72	$1.67
June 30, 2014	$4.28	$2.43
September 30, 2014	$4.46	$3.66
December 31, 2014	$3.09	$1.71

March 31, 2015	$3.56	$2.20
June 30, 2015	$3.35	$2.11
September 30, 2015	$2.36	$1.45
December 31, 2015	$2.18	$1.43

As of February 22, 2016, 904,490,041 shares of our voting common stock were outstanding, held by 108 holders of record.

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

	December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data (year ended):
Revenues	$90,490	$90,064	$82,711	$76,318	$72,827
Operating loss	(66,604)	(95,895)	(87,396)	(94,993)	(73,235)
Other income (expense)	140,318	(366,090)	(502,582)	(16,792)	18,202
Income (loss) before income taxes	73,714	(461,985)	(589,978)	(111,785)	(55,033)
Net income (loss)	72,322	(462,866)	(591,116)	(112,198)	(54,924)

Balance Sheet Data (end of period):
Cash and cash equivalents	7,476	7,121	17,408	11,792	9,951
Property and equipment, net	1,077,560	1,113,560	1,169,785	1,215,156	1,217,718
Total assets	1,232,921	1,268,420	1,372,608	1,403,775	1,420,405
Current maturities of long-term debt	32,835	6,450	4,046	655,874	—
Long-term debt, less current maturities	606,192	623,640	665,236	95,155	723,888
Stockholders’ equity	237,131	78,916	116,755	494,544	533,795

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

Comparison of the Results of Operations for the years ended December 31, 2015 and 2014

Revenue:

During 2015, total revenue increased $0.4 million to $90.5 million from $90.1 million in 2014. This increase was due primarily to a $4.3 million increase in service revenue, which is attributable to growth in our subscriber base. This increase in service revenue was offset partially by a $3.9 million decline in revenue generated from subscriber equipment sales, which resulted primarily from lower selling prices of our Duplex phones and SPOT units ahead of the transition to second-generation products. Additionally, during 2015 movement of foreign exchange rates significantly burdened total revenue. Due to our global footprint, we generate a significant portion of our sales in foreign currencies. Total revenue would have been approximately $4.6 million higher during the year ended December 31, 2015 if there had been no change in foreign exchange rates from the year ended December 31, 2014.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$27,367	30%	$26,990	30%
SPOT	33,495	37%	29,072	33%
Simplex	9,088	10%	8,383	9%
IGO	799	1%	1,013	1%
Other	3,375	4%	4,365	5%
Total Service Revenues	$74,124	82%	$69,823	78%

The following table sets forth amounts and percentages of our revenue from equipment sales (dollars in thousands).

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$4,911	5%	$6,199	7%
SPOT	5,059	6%	6,280	7%
Simplex	5,327	6%	6,582	7%
IGO	971	1%	1,078	1%
Other	98	—	102	—
Total Equipment Revenues	$16,366	18%	$20,241	22%

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue.

	December 31,
	2015	2014
Average number of subscribers for the year ended:
Duplex (1)	72,205	75,763
SPOT	253,108	231,106
Simplex	295,363	259,260
IGO	38,847	39,005

ARPU (monthly):
Duplex (1)	$31.59	$29.69
SPOT	11.03	10.48
Simplex	2.56	2.69
IGO	1.71	2.16

Number of subscribers end of year:
Duplex	77,047	67,362
SPOT	265,898	240,317
Simplex	303,559	287,167
IGO	39,035	38,658
Other	2,788	5,716
Total	688,327	639,220

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

For 2015 gross Duplex and SPOT subscriber additions were approximately 24,385 and 73,323, respectively. For 2014 gross Duplex and SPOT subscriber additions were approximately 18,773 and 61,670, respectively. Because our Simplex subscribers are able to activate and deactivate their units several times during the year, gross Simplex subscriber additions are not considered to be a meaningful metric.

The numbers reported in the table above are subject to immaterial rounding inherent in calculating averages.

Other service revenue includes revenue generated from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other service revenue in the table above.

Service Revenue

Duplex service revenue increased $0.4 million in 2015. The Duplex subscriber base increased 14% from December 31, 2014 to December 31, 2015. The increase in service revenue generated from subscriber growth was offset partially by a decrease in ARPU (adjusted for the mass deactivations in 2014 as described above). Changes in the rate plans selected by our subscribers and the negative impact from the appreciation of the U.S. dollar caused this 2015 decrease in ARPU. In 2015 the movement of foreign exchange rates decreased Duplex service revenue by $2.3 million.

SPOT service revenue increased 15% in 2015. SPOT ARPU increased 5% driven primarily by the significant number of SPOT Gen3TM sales over the past 12 months. We sell SPOT Gen3TM with a higher annual rate plan compared to other SPOT products. SPOT subscribers increased 11% from December 31, 2014 to December 31, 2015. Expansion in international markets and a corresponding increase in activations are the principal reasons for growth in our SPOT subscriber base.

Simplex service revenue increased 8% in 2015 due to a 14% increase in average Simplex subscribers during 2015, offset partially by a 5% decrease in ARPU due to the various competitive pricing plans we offer to our Simplex customers.

Other revenue decreased $1.0 million, or 23%, in 2015. The decrease in other revenue is due primarily to lower revenue generated from government contracts as well as a decrease in third party revenue. While we were manufacturing and deploying our second-generation constellation, we began purchasing service from other satellite providers that we re-sell to certain loyal customers to maintain the customer relationship. We record this revenue in other service revenue as third party revenue. In markets where our coverage is fully restored, we have transitioned these subscribers to our network.

Equipment Revenue

Revenue from Duplex equipment sales decreased 21% in 2015. Although there was a 14% increase in the Duplex subscriber base from December 31, 2014 to December 31, 2015, Duplex equipment sales revenue declined due to a reduction in the selling price of our phones beginning in early 2015 in advance of the introduction of second-generation products, which we expect in 2016. Reduced Duplex equipment pricing has contributed to the 48% increase in the number of phones sold during 2015.

Revenue from SPOT equipment sales decreased 19% in 2015 primarily as a result of the success of our recent rebate programs. The rebates reduced equipment revenue, but contributed to the increase in SPOT service revenue by increasing our subscriber count. The success of our SPOT products continues to grow as evidenced in part by improving consumer velocity, which we measure by the number of subscriber activations.

Revenue from Simplex equipment sales decreased 19% in 2015. This decrease is due to product mix as we sold a larger number of high margin units in 2014 and a larger number of low margin units in 2015.

Total equipment revenue would have been approximately $1.2 million higher during 2015 if there had been no change in foreign exchange rates from 2014.

Operating Expenses:

Total operating expenses decreased $28.9 million, or 16%, to $157.1 million in 2015 from $186.0 million in 2014, due primarily to the reduction in the value of inventory recognized in 2014, which did not recur during 2015, and lower depreciation expense.

Cost of Services

Cost of services increased $0.9 million, or 3%, to $30.6 million in 2015 from $29.7 million in 2014. The Thales in-orbit support contract signed in the fourth quarter of 2014 contributed $0.7 million to this increase. Research and development costs related to new products were also higher in 2015. These increases were offset partially by decreases from the impact of foreign currency exchange rate changes on contracts, personnel costs and other expenses that are denominated in foreign currencies. We also recognized a decrease in third party costs. As mentioned above in other service revenue, while we were manufacturing and deploying our second-generation constellation, we began purchasing service from other satellite providers that we re-sell to certain loyal customers. We record these costs in other cost of services as third party costs. In markets where our coverage is fully restored, we have transitioned most of these subscribers to our network; therefore, the costs have decreased.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $3.0 million, or 20%, to $11.8 million in 2015 from $14.9 million in 2014. The decrease in cost of subscriber equipment sales is due to changes in the carrying value, mix, and volume of products sold during the respective years. During the fourth quarter of 2014, we recorded a reduction in the carrying value of Duplex inventory based on evaluating and estimating timing of new product launches.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

We recognized no reduction in the value of inventory during 2015 compared to $21.7 million for 2014. The 2014 reduction consisted of the following:

•
During the fourth quarter of 2014, we recorded a reduction in the value of inventory of $14.4 million. We recognized these charges after evaluating our Duplex inventory and estimating the timing of new product launches. Our assessment indicated that there was an excess of Duplex equipment included in inventory on hand based on our current sales run-rate.

•
During the second quarter of 2014, we recorded a reduction in the value of inventory of $7.3 million following cancellation of our contract with Qualcomm related to finished goods and raw materials previously accounted for as advances for inventory on our consolidated balance sheet. We cancelled this contract in March 2013, and we entered into an agreement with Qualcomm in July 2014 whereby we paid $0.1 million to Qualcomm for all remaining finished goods and raw materials held at Qualcomm. Our future business plan contemplates using Hughes-based technology in future product development. As a result, much of the raw material held by Qualcomm is not likely to be used in the future production of additional inventory and their value was impaired.

Marketing, general and administrative

Marketing, general and administrative expenses increased $3.9 million, or 12%, to $37.4 million in 2015 from $33.5 million in 2014. Higher subscriber acquisition costs resulting from enhanced advertising efforts, increased dealer commissions, broader global expansion, and aggressive rebate promotions comprised 50% of the increase in marketing, general and administrative expenses for 2015. We also incurred higher bad debt expense, which constituted 28% of the increase for 2015 due primarily to specific reserves we recorded for certain commercial customer balances. Higher personnel costs, which were driven by an expanded employee base and increased healthcare costs, also contributed to the increase. These increases were offset partially by decreases from the impact of foreign currency exchange rate changes on contracts, personnel costs and other expenses that are denominated in foreign currencies. Stock compensation expense also decreased $0.4 million primarily related to the vesting of a key employee performance grant during 2014, which did not recur in 2015.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense decreased $8.9 million, or 10%, to $77.2 million in 2015 compared to $86.1 million in 2014. This decrease relates primarily to our ending depreciation of our first-generation satellites launched during 2007, which reached the end of their estimated depreciable lives during 2014.

Other Income (Expense):

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $2.3 million in 2015 compared to $39.8 million in 2014.

Loss on extinguishment of debt during 2015 included:

•
Holders of $6.5 million principal amount of 8.00% Notes Issued in 2013 converted their notes into our common stock, resulting in a loss on extinguishment of debt of $2.3 million on the issuance of 10.9 million shares of voting common stock. The fair value of the shares issued to these holders exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt.

Loss on extinguishment of debt during 2014 included:

•
Holders of our 8.00% Notes Issued in 2013 converted approximately $24.9 million principal amount of these notes, resulting in the issuance of 46.4 million shares of common stock and a non-cash loss on extinguishment of debt of $44.1 million. The fair value of the shares issued to these holders exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt.

•
On April 15, 2014 we met the condition for automatic conversion of our 8.00% Notes Issued in 2009. During 2014, as a result of this automatic conversion and other conversions prior to April 15, 2014, holders of our 8.00% Notes Issued in 2009 converted approximately $51.7 million principal amount of these notes into 47.1 million shares of common stock, resulting in a non-cash gain on extinguishment of debt of $4.3 million. The derivative liability and principal amount written off exceeded the fair value of shares issued to the holders upon conversion, resulting in a gain on extinguishment of debt.

Loss on Equity Issuance

Loss on equity issuance was $6.7 million during 2015 and $0.7 million during 2014.

In June 2015, Hughes exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to market value in lieu of cash. In valuing the shares issued to Hughes at the 7% discount, we recorded a non-cash loss of approximately $1.2 million in loss on equity issuance in our consolidated statements of operations. In conjunction with this agreement, we also provided Hughes downside protection through March 31, 2016. This agreement generally would require us to issue additional shares to Hughes if the market value of our common stock at the end of the downside protection period is less than the price at issuance. We recorded an additional $5.5 million loss on equity issuance during 2015 based on an estimate of the value of this option calculated using a Black-Scholes pricing model. We mark this liability to market at each balance sheet date and through the settlement date.

During the second quarter of 2014, Hughes also exercised its right to receive a pre-payment of certain milestone payments in shares of our common stock at a 7% discount to market value in lieu of cash. We recorded a loss of $0.7 million related to this discount in our consolidated statements of operations.

 Interest Income and Expense

Interest income and expense, net, decreased $7.3 million to an expense of $35.9 million for 2015 compared to an expense of $43.2 million for 2014. This decrease resulted primarily from interest expense of approximately $4.0 million related to make-whole interest we paid to holders who converted 8.00% Notes Issued in 2009 and 8.00% Notes Issued in 2013 during 2014, compared to $0.6 million of make-whole interest paid to converting holders during 2015. A decrease in our outstanding debt balance and an increase in capitalized interest also contributed to the decrease in interest expense for the year. See Note 3: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for discussion of the reduction in our outstanding debt balance, including conversions of the remaining 8.00% Notes Issued in 2009 in April 2014 and a portion of the 8.00% Notes Issued in 2013 at various dates throughout 2014 and 2015.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $467.9 million to a gain of $181.9 million in 2015 compared to a loss of $286.0 million in 2014. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Fluctuations in our stock price are the most significant cause for the change in value of these derivative instruments.  Our stock price fluctuated significantly during 2015 and 2014, resulting in material non-cash derivative gains and losses in these periods. See Note 5: Fair Value Measurements to our Consolidated Financial Statements for further discussion of the fair value computations of our derivatives.

Other

Other income decreased by $0.6 million to $3.2 million in 2015 from $3.8 million in 2014. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods. The U.S. dollar has strengthened significantly since mid-2014 relative to certain other currencies, including the Euro and Canadian dollar. Given the significant financial statement amounts we have denominated in these currencies, the foreign currency gain decreased by $0.4 million to $3.7 million in 2015 compared to $4.1 million in 2014.

We recorded a foreign currency gain during 2015 notwithstanding a $1.9 million loss related to our Venezuelan subsidiary. Effective July 1, 2015, we began using the SIMADI exchange rate published by the Central Bank of Venezuela to remeasure our Venezuelan subsidiary's Bolivar based transactions and net monetary assets in U.S. dollars. We determined, based upon our specific facts and circumstances, that the SIMADI rate is the most appropriate rate for financial reporting purposes, instead of the official exchange rate we previously used.

Comparison of the Results of Operations for the years ended December 31, 2014 and 2013

Revenue:

Total revenue increased $7.4 million, or 9%, to $90.1 million during 2014 from $82.7 million in 2013. This increase was due primarily to a $5.2 million increase in service revenue coupled with a $2.2 million increase in revenue from subscriber equipment sales. The primary driver for the increase in service revenue was Duplex service revenue as we continued to see increases in new subscriber activations as a result of equipment sales over the prior 12 months and subscribers moving to higher rate plans. Demand for our Duplex products and services increased after we successfully completed the restoration of our second-generation constellation in August 2013 by placing our last second-generation satellite into commercial service. We also experienced increases in our SPOT and Simplex service lines due primarily to growth in both of the related subscriber bases. The increase in equipment sales revenue was due primarily to increased demand for our SPOT products, including the SPOT Gen3 and SPOT Trace.

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

The following table sets forth our average number of subscribers, ARPU, and ending number of subscribers by type of revenue for 2014 and 2013. The numbers reported in the table below are subject to immaterial rounding inherent in calculating averages.

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

For 2014 gross Duplex and SPOT subscriber additions were approximately 18,773 and 61,670, respectively. For 2013 gross Duplex and SPOT subscriber additions were approximately 15,252 and 50,643, respectively. Because our Simplex subscribers are able to activate and deactivate their units several times during the year, gross Simplex subscriber additions are not considered to be meaningful.

Other service revenue includes revenue generated from engineering services and third party sources, which is not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other revenue in the above table.

Service Revenue

Duplex service revenue increased 18% in 2014 from 2013. During 2014, we continued a process that began in 2012 to convert certain of our Duplex customers to higher rate plans commensurate with our improved service levels. This process resulted in churn among lower rate paying subscribers. As previously stated, we deactivated approximately 26,000 Duplex subscribers from our network in the first quarter of 2014. However, this churn was offset by the transition of subscribers to higher rate plans and the addition of new subscribers in higher rate plans, resulting in increases to service revenue and ARPU. As we completed our second-generation constellation in August 2013, Duplex service levels improved resulting in an increase in Duplex service revenue as more customers activated units on our network.

SPOT service revenue increased 4% in 2014. Growth in the SPOT subscriber base was driven primarily by new product introductions, including the SPOT Gen3 and SPOT Trace. Ending SPOT subscribers increased 8% from December 31, 2013 to December 31, 2014.

Simplex service revenue increased 10% in 2014 due to a 24% increase in average Simplex subscribers. Throughout 2014, we experienced high demand for our Simplex products, resulting in increased subscriber activations, thus generating additional Simplex service revenue recognized in 2014.

Other service revenue decreased $0.9 million, or 18%, in 2014. This decrease was due primarily to a $0.9 million decrease in our third party revenue. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers that we re-sold to certain loyal customers. We recorded this revenue in other service revenue as third party revenue. As our coverage became fully restored, we continued to transition these subscribers to our network, which contributed to the increase in our Duplex service revenue.

Equipment Revenue

Revenue from Duplex equipment sales decreased 6% in 2014. As a result of launching and placing into service our second-generation satellites, we experienced increased demand for our Duplex two-way voice and data products. However, the decrease in revenue from Duplex equipment sales in 2014 resulted from elevated sales of the SPOT Global Phone during 2013. Higher volume sales in 2013 were due to initial trade channel distribution following the product’s release in the second quarter of 2013. This product represented approximately 32% of the total number of phones sold during 2013.

Revenue from SPOT equipment sales increased 38% in 2014. Growth in sales of our SPOT products was due to increased demand for SPOT Gen3 and SPOT Trace.

Revenue from Simplex equipment sales increased 11% in 2014. We continue to experience demand for our commercial applications for M2M asset monitoring and tracking as revenue related to these products increased in 2014 due to the mix of products sold during 2014. We included in our 2014 sales the shipment of over 10,000 M2M asset monitoring devices to Ecuador’s commercial fishing fleet.

Operating Expenses:

Total operating expenses increased $15.9 million, or 9%, to $186.0 million in 2014 from $170.1 million in 2013, due primarily to an increase in the reduction in value of inventory, discussed further below.

Cost of Services

Cost of services decreased $0.5 million, or 2%, to $29.7 million in 2014 from $30.2 million in 2013. Cost of services comprises primarily network operating costs, which are generally fixed in nature. As stated above, while we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers, which we re-sold to some of our subscribers. We record the expense related to this service in cost of services. As we transition these subscribers to our network, these costs decrease. During 2014, these costs decreased approximately $1.0 million. This decrease was offset partially by increases in multiple expense categories as we expanded and updated our gateway infrastructure.

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

•
During the second quarter of 2014, we recorded a $7.3 million reduction in the value of inventory following cancellation of our contract with Qualcomm related to finished goods and raw materials previously accounted for as advances for inventory on our consolidated balance sheet. We cancelled this contract in March 2013, and we entered into an agreement with Qualcomm in July 2014 whereby we paid $0.1 million to Qualcomm for all remaining finished goods and raw materials held at Qualcomm. Our future business plan contemplates using Hughes-based technology in future product development. As a result, much of the raw material held by Qualcomm was not likely to be used in the future production of additional inventory and their value was impaired.

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

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense decreased $4.4 million, or 5%, to $86.1 million in 2014 compared to $90.6 million in 2013. This decrease related primarily to the first-generation satellites launched during 2007 as these satellites reached the end of their estimated depreciable lives during 2014.

Other Income (Expense):

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $39.8 million in 2014 as compared to $109.1 million in 2013.

Loss on extinguishment of debt during 2014 included:

•
Holders of our 8.00% Notes Issued in 2013 converted approximately $24.9 million principal amount of these notes, resulting in the issuance of 46.4 million shares of common stock and a non-cash loss on extinguishment of debt of $44.1 million. The fair value of the shares issued to these holders exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt.

•
On April 15, 2014 we met the condition for automatic conversion of our 8.00% Notes Issued in 2009. During 2014, as a result of this automatic conversion and other conversions prior to April 15, 2014, holders of our 8.00% Notes Issued in 2009 converted approximately $51.7 million principal amount of these notes into 47.1 million shares of our common stock, resulting in a non-cash gain on extinguishment of debt of $4.3 million. The derivative liability and principal amount written off exceeded the fair value of shares issued to the holders upon conversion, resulting in a gain on extinguishment of debt.

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

Loss on Equity Issuance

Loss on equity issuance was $0.7 million during 2014 and $17.7 million during 2013.

During the second quarter of 2014, Hughes exercised its right to receive a pre-payment of certain payment milestones in the form of our common stock at a 7% discount to market value in lieu of cash. In valuing the shares, we recorded a non-cash loss of approximately $0.7 million.

In 2013, we recorded a non-cash loss on equity issuance of $17.7 million resulting from the following transactions.

•
In May and October 2013, we entered into common stock purchase agreements with Thermo. As a result of issuing stock under these agreements, we recognized non-cash losses totaling $16.4 million on the sale of shares representing the difference between the sale price of our common stock sold to Thermo and its fair value on the date of each sale (measured as the closing stock price on the date of each sale).

•
In July 2013, a holder of our 5.0% Warrants exercised warrants in a net share exercise. We recorded the fair value of the common stock issued with respect to this exercise as a loss on equity issuance of $0.3 million, representing the fair value of the stock issued on the date the warrant was exercised.

•
In November and December 2013, Hughes exercised its right to receive pre-payments of certain payment milestones in the form of our common stock at a 7% discount to market value in lieu of cash. In valuing the shares, we recorded a non-cash loss of approximately $1.0 million.

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

Items that caused an increase to interest expense during 2014 included a reduction in our capitalized interest due to the decline in our construction in progress balance. As we placed satellites into service throughout 2013, our construction in progress balance related to our second-generation satellites decreased, which reduced the amount of interest we could capitalize under U.S. GAAP. As a result of this decrease in our construction in progress balance, we recorded approximately $36.9 million in interest expense during 2014 compared to $28.2 million in 2013.

Additionally, beginning on May 20, 2014, the first anniversary of the issuance of the 8.00% Notes Issued in 2013, the holders had a right to receive make-whole interest payments upon conversion of these notes into common stock. The note conversions during 2014 resulted in approximately $3.1 million of additional interest expense due to make-whole interest payments made upon conversion.

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

Other

Other income (expense) fluctuated by $5.8 million to income of $3.8 million in 2014 from expense of $2.0 million in 2013. Changes in other income (expense) are due primarily to non-cash foreign currency gains and losses recognized during the respective periods. Additionally, a $0.6 million loss was recorded related to an equity method investment in 2013.

Liquidity and Capital Resources

Our principal liquidity requirements include paying amounts related to second-generation upgrades to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations, funds available under our common stock purchase agreement with Terrapin and funds available under the August 2015 Thermo equity commitment. See below for further discussion. See Part I, Item 1A. Risk Factors for a description of risks, some of which are beyond our control, affecting our ability to achieve our liquidity requirements.
Additionally, the Facility Agreement requires us to maintain $37.9 million in a debt service reserve account. The Facility Agreement restricts the use of the funds in this account to making principal and interest payments under the Facility Agreement. As of December 31, 2015, the balance in the debt service reserve account was $37.9 million, which we classified as restricted cash on our consolidated balance sheets.

Cash Flows for the years ended December 31, 2015, 2014 and 2013

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2015	2014	2013
Net cash provided by (used in) operating activities	$2,162	$3,981	$(6,462)
Net cash used in investing activities	(33,478)	(19,277)	(37,119)
Net cash provided by financing activities	33,276	5,337	48,972
Effect of exchange rate changes on cash	(1,605)	(328)	225
Net increase (decrease) in cash and cash equivalents	$355	$(10,287)	$5,616

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities during 2015 was $2.2 million compared to net cash provided by operating activities during 2014 of $4.0 million. Compared to 2014, net cash provided by operating activities decreased by $1.8 million due primarily to lower cash receipts for future services to be provided by us to our subscribers and lower cash receipts from the sale of inventory. These activities were offset partially by favorable fluctuations in certain operating assets and liabilities, including accounts payable and accrued expenses, other current assets and non-current liabilities.

Net cash provided by operating activities during 2014 was $4.0 million compared to net cash used in operating activities during 2013 of $6.5 million. During 2014, we experienced favorable changes in operating assets and liabilities, which resulted in less cash being used in operating activities. Compared to 2013, net cash provided by (used in) operating activities fluctuated by $10.5 million, which was due primarily to an increase in cash collected from accounts receivable, cash receipts for future services to be provided by us to our subscribers and cash receipts from the sale of inventory.

Cash Flows Used in Investing Activities

Cash used in investing activities was $33.5 million during 2015 compared to $19.3 million during 2014. The increase in cash used in investing activities of $14.2 million was due primarily to an increase in spending related to our second-generation ground upgrades.

Cash used in investing activities was $19.3 million during 2014 compared to $37.1 million during 2013. The $17.8 million decrease in cash used in investing activities was due primarily to a decrease in costs related to our second-generation constellation. Our payments related to the construction of our second-generation satellites decreased in 2014 as they were deployed fully by August 2013.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $33.3 million in 2015 compared to $5.3 million in 2014. The increase in cash provided by financing activities of $28.0 million during 2015 was due primarily to cash received from the sale of common stock to Terrapin, offset partially by higher principal payments on the Facility Agreement and a reduction in cash received for warrants exercised and other share issuances.

Net cash provided by financing activities was $5.3 million in 2014 compared to $49.0 million in 2013. The $43.7 million decrease in cash provided by financing activities during 2014 was due primarily to net proceeds in 2013 of $25.8 million related to the extinguishment of the 5.75% Notes and the issuance of equity to Thermo in connection with the Consent Agreement and the Common Stock Purchase and Option Agreement. Similar transactions did not recur in 2014. During 2013, we also drew $1.7 million consisting of the remaining amount under our Facility Agreement and the interest earned from amounts held in our contingent equity account. We also received cash for other issuances of shares and through warrants exercised. As a result of these transactions, we received $15.4 million in 2013 and $9.5 million in 2014. We also drew $6.0 million from our common stock purchase agreement with Terrapin in 2013. These decreases in cash provided by financing activities were coupled with the first principal payment pursuant to our Facility Agreement of $4.0 million, which was paid in 2014. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of these items.

Cash Position and Indebtedness

As of December 31, 2015, we held cash and cash equivalents of $7.5 million. We also had approximately $37.9 million in restricted cash, which we must maintain through the term of the Facility Agreement and which we will use to pay principal and interest under the Facility Agreement. Additionally, in August 2015, we entered into a new $75.0 million common stock purchase agreement with Terrapin (the "August 2015 Terrapin Agreement"), which is available to be drawn over a 24-month period. As of December 31, 2015, $60.0 million remained available under this agreement. In February 2016, we drew $6.5 million under the August 2015 Terrapin Agreement. See below section for further information.

As of December 31, 2014, we held cash and cash equivalents of $7.1 million, and $24.0 million was available under our prior common stock purchase agreement with Terrapin.

The carrying amount of our current and long-term debt outstanding was $32.8 million and $606.2 million, respectively, at December 31, 2015, compared to $6.5 million and $623.6 million, respectively, at December 31, 2014. The current portion of our long-term debt outstanding at these dates represents principal payments under our Facility Agreement scheduled to occur within 12 months. The $8.9 million increase in our total debt balance during 2015 was due primarily to an increase in the carrying value of the Thermo Loan Agreement due to interest accruing on that debt, as well as an increase in the principal balance in connection with the Thermo Equity Agreement entered into in August 2015, and accretion of the debt discounts related to our convertible notes. These increases were offset partially by conversions of a portion of the 8.00% Notes Issued in 2013 and principal payments under our Facility Agreement.

Facility Agreement

On August 7, 2015, we entered into a Second Global Amendment and Restatement Agreement (the "2015 GARA") providing for the amendment and restatement of our former senior credit facility and certain related credit documents (this amended and restated senior secured credit facility agreement is herein referred to as the "Facility Agreement"). The indebtedness under the Facility Agreement is scheduled to mature in December 2022. As of December 31, 2015, we had fully drawn all funds available under the Facility Agreement. Semi-annual principal repayments began in December 2014. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, until 2019 we may cure noncompliance with certain financial covenants through Equity Cure Contributions (as described below). If we violate any of these covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of December 31, 2015, we were in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to us from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions" and we may obtain them to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In February and June 2015, we drew $10 million and $14 million, respectively, under our agreement with Terrapin, as described below. We deemed these funds to be Equity Cure Contributions under the Facility Agreement and treated them accordingly in our calculation of compliance with certain financial covenants for the measurement periods ended December 31, 2014 and June 30, 2015. In August 2015 and February 2016, we drew $15 million and $6.5 million, respectively, under the August 2015 Terrapin Agreement. We used a portion of these funds as an Equity Cure Contribution under the Facility Agreement in the calculation of financial covenants for the measurement period ended December 31, 2015.

 The Facility Agreement requires that we maintain a total of $37.9 million in a debt service reserve account which is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. As of December 31, 2015, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on our consolidated balance sheets.

The 2015 GARA amended the Facility Agreement to, among other things, clarify the definition of Net Debt and the calculation of the Net Debt to Adjusted Consolidated EBITDA covenant, change the way in which certain Equity Cure Contributions are calculated, and extend by up to two years the date through which we may utilize Equity Cure Contributions. The Facility Agreement bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  See discussion in Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 2015 GARA.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement, we amended and restated our loan agreement with Thermo (as amended and restated, the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.

Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2015, $39.7 million of interest was outstanding under the Thermo Loan Agreement; we include this amount in long-term debt on our consolidated balance sheets.

In connection with the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement the Second Thermo Group Undertaking Letter in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if our 8% Notes Issued in 2013 have been redeemed in full, September 30, 2019, they will make, or cause to be made, available to us cash equity financing in the aggregate amount of $30.0 million. Thermo must provide these funds during this period if we request the funds or an event of default occurs and is continuing under the Facility Agreement, and Terrapin fails to purchase shares of our voting common stock to provide us with cash proceeds requested under the August 2015 Terrapin Agreement. The balance of this commitment will be reduced by any cash equity financing which we receive during the Commitment Period from Thermo or an external equity funding source, including Terrapin, which we use as an Equity Cure Contribution. In August 2015, we made a first draw under the August 2015 Terrapin agreement in the amount of $15.0 million, which reduced Thermo's remaining cash equity commitment to $15.0 million as of December 31, 2015.

In connection with the 2015 GARA, the Second Thermo Group Undertaking Letter and the Equity Agreement, we agreed to increase the principal amount under the Thermo Loan Agreement by $6.0 million. All of the transactions between us and Thermo and its affiliates were reviewed and approved on our behalf by a special committee consisting of our independent directors, who were represented by independent counsel.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Second Thermo Group Undertaking Letter, the Equity Agreement, and the New Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 8.00% Notes Issued in 2013 initially were convertible into shares of our common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of our common stock per $1,000 principal amount of 8.00% Notes Issued in 2013, subject to adjustment. Due to common stock issuances by us since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate was $0.73 per share of common stock as of December 31, 2015.

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

The indenture governing the 8.00% Notes Issued in 2013 provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. As of December 31, 2015, we were not in default under the indenture governing the 8.00% Notes Issued in 2013.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for a complete description of our 8.00% Notes Issued in 2013.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 we entered into a common stock purchase agreement with Terrapin pursuant to which we were entitled, subject to certain conditions, to require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term beginning on August 2, 2013. From time to time over the 24-month term, and in our sole discretion, we could present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock. We agreed not to sell Terrapin a number of shares of voting common stock that, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of our then issued and outstanding shares of voting common stock. When we made a draw under this agreement, we issued shares of common stock to Terrapin at a price per share calculated as specified in the agreement. In September 2013, we drew $6.0 million under our agreement with Terrapin and issued 6.1 million shares of voting common stock to Terrapin at an average price of $0.98 per share. In February 2015, we drew $10.0 million and issued 4.5 million shares of voting common stock at an average price of $2.22 per share and in June 2015, we drew the remaining $14.0 million under our agreement with Terrapin and issued 6.6 million shares of voting common stock at an average price of $2.13 per share. Through the term of this agreement, Terrapin purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million. No funds remain available under this agreement.

In conjunction with the amendment to the Facility Agreement in August 2015 (as discussed above), we entered into the August 2015 Terrapin Agreement pursuant to which we may require Terrapin to purchase up to $75.0 million of shares of our voting common stock over the 24-month term following the date of the agreement. Over the 24-month term, in our discretion, we may present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares will equal the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased by Terrapin (but not less than a minimum price specified by us (a “Threshold Price”)), less a discount ranging from 2.75% to 4.00% based on the amount of the Threshold Price. In addition, in our discretion, but subject to certain limitations, we may grant to Terrapin the option to purchase additional shares during the Draw Down Period. We have agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the number of our shares of voting common stock issued and outstanding at the date of the sale. As previously discussed, Thermo committed to purchase up to $30.0 million of our equity securities if we require it to do so or if there is an event of default under the Facility Agreement and funds are not available under the August 2015 Terrapin Agreement.

In August 2015, we drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, we drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. Currently, $53.5 million remains available under the August 2015 Terrapin Agreement. We expect to make draws from time to time under the August 2015 Terrapin Agreement to be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Terrapin agreement.

Warrants Outstanding

Warrants are outstanding to purchase shares of our common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	December 31,		December 31,
	2015	2014	2015	2014
Contingent Equity Agreement (1)	30,191,866	30,191,866	$0.01	$0.01
5.0% Warrants (2)	8,000,000	8,000,000	0.32	0.32
	38,191,866	38,191,866

(1)
Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 9: Related Party Transactions in our Consolidated Financial Statements for a complete description of the Contingent Equity Agreement), we issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants are exercisable for five years from issuance. We originally issued these warrants between June 2009 and June 2012, and the exercise periods related to the remaining unexercised warrants will expire at various dates through June 2017.

(2)
In June 2011, we issued warrants (the “5.0% Warrants”) to purchase 15.2 million shares of our voting common stock in connection with the issuance of our 5.0% Convertible Senior Unsecured Notes. During 2013, the holders of a portion of the 5.0% Warrants exercised them to purchase 7.2 million shares of common stock. The remaining 5.0% Warrants are exercisable until June 2016. See Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements for a complete description of the 5.0% Warrants.

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

In March 2015, we entered into an agreement with Hughes for the design, development, build, testing and delivery of four custom test equipment units for a total of $1.9 million. Hughes delivered this test equipment during the fourth quarter of 2015. In April 2015, we extended the scope of work for delivery of two additional RANs for a total of $4.0 million. These RANs were delivered in February 2016.

In April 2015, Hughes exercised its option to accept shares of our common stock (at a price 7% below market) in lieu of cash for certain of our remaining contract milestones, including milestones related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, we issued 7.4 million shares of freely tradable common stock at a 7% discount pursuant to this option. We recorded a loss equal to the value of the 7% discount of $1.2 million in our consolidated statement of operations for the three months ended June 30, 2015. In the April 2015 agreement (as amended), we agreed to provide downside protection through March 31, 2016. This feature requires that we issue additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on March 31, 2016. Pursuant to this agreement, we recorded a $5.5 million liability as of December 31, 2015 based on an estimate of the value of this option calculated using a Black-Scholes pricing model. We mark this liability to market at each balance sheet date and through the settlement date. We recorded this estimated loss in our consolidated statement of operations for the year ended December 31, 2015.

In July 2015, we formally amended the contract with Hughes to include the revised scope of work set forth in the March 2015 and April 2015 letter agreements. We reflect the additional $1.9 million for delivery of four custom test equipment units and the $4.0 million for delivery of two additional RANs agreed to in March and April 2015, respectively, in the contract through this amendment.

Our agreements with Ericsson are related to development, implementation and maintenance of a ground interface, or core network system, which will be installed at a number of our satellite gateway ground stations. In July 2014, we signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program time line. Prior to the amended and restated contract being finalized, we made an agreement with Ericsson that deferred certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, we signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, we executed a new letter agreement under which Ericsson agreed to waive the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, we reversed these amounts from accounts payable, accrued expenses and construction in progress on our consolidated balance sheet. In August 2015, we executed a second amendment to the 2014 contract which incorporates revised payment and pricing schedules. This amendment also reflects an accelerated time line for the project such that the work is estimated to be completed in the second quarter, instead of the third quarter, of 2016. As of December 31, 2015, the remaining amount due under the contract is $7.6 million.

The following table presents the amount of actual and contractual capital expenditures for our contracts with Hughes and Ericsson related to the construction of the ground components and related product costs and includes payments made in both cash and stock (in thousands):

	Payments through December 31,	Estimated Future Payments
Capital Expenditures	2015	2016	Total
Hughes second-generation ground component (including research and development expense)	$111,082	$756	$111,838
Ericsson ground network	23,900	7,608	31,508
Other Capital Expenditures	1,667	—	1,667
Total	$136,649	$8,364	$145,013

As of December 31, 2015, we recorded $1.9 million of these capital expenditures in accrued expenses.

In addition to the contractual agreements mentioned above, we have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. We are engaged in ongoing discussions with Thales regarding certain deliverables under the contract.

Contractual Obligations and Commitments

Contractual obligations at December 31, 2015 are as follows (in thousands):

Contractual Obligations:	2016	2017	2018	2019	2020	Thereafter	Total
Debt obligations (1)	$32,835	$75,755	$95,905	$94,870	$100,000	$400,870	$800,235
Interest on long-term debt (2)	21,630	20,861	19,925	18,086	14,992	14,971	110,465
Network purchase obligations (3)	9,064	—	—	—	—	—	9,064
Contract termination charge (4)	19,108	—	—	—	—	—	19,108
Debt restructuring fees (5)	—	20,795	—	—	—	—	20,795
Operating lease obligations	1,297	1,252	1,124	280	252	129	4,334
Pension obligations	969	962	969	991	992	5,236	10,119
Licensing and royalty obligations (6)	753	575	575	—	—	—	1,903
Total	$85,656	$120,200	$118,498	$114,227	$116,236	$421,206	$976,023

(1)
These amounts include cash and payment in kind ("PIK") interest. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. PIK interest is shown as due in the year the underlying debt is due. The maturity date of the 8.00% Notes Issued in 2013 is April 1, 2028; however the holders of these notes can require us to purchase any or all of the notes at par in cash on April 1, 2018. For purposes of this schedule, we show these notes as due in 2018 because of this put option. The table above does not consider other potential conversions as we cannot predict the amount, if any, of the notes that may be converted.

(2)
Amounts include projected interest payments to be made in cash. Debt outstanding under our Facility Agreement bears interest at a floating rate and, accordingly, we estimated our interest costs in future periods. Amounts also include projected cash interest to be paid on the 8.00% Notes Issued in 2013 through the first put date of April 1, 2018.

(3)
We have purchase commitments with Thales, Ericsson, and Hughes related to the procurement, deployment and maintenance of our second-generation network. See Note 6: Commitments in our Consolidated Financial Statements for discussion on these contractual commitments.

(4)
In June 2012, we settled our prior commercial disputes with Thales, including those disputes that were the subject of an arbitration award, for €17,530,000. This amount represented one-third of the termination charges awarded to Thales in the arbitration. The payment is due on the later of the effective date of the new contract for the purchase of additional second-generation satellites and the occurrence of the effective date of the financing for the purchase of these satellites and the first draw from the financing. We included this amount in 2016 above, although the timing of any payment is indefinite and undeterminable. For purposes of the table above, we converted the termination charge to U.S. dollars using the exchange rate in effect at December 31, 2015. See Note 7: Contingencies in our Consolidated Financial Statements for further discussion.

(5)
In August 2013, pursuant to an amendment and restatement of the Facility Agreement, we paid the lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee; the balance of $20.8 million is due no later than December 31, 2017. We include this remaining amount in noncurrent liabilities on the consolidated balance sheets.

(6)
We have signed various licensing and royalty agreements necessary for the manufacture and distribution of our second-generation products, which are expected to be introduced in 2016. We will pay or have paid license fees for new product technology with royalty fees payable on a per unit basis as these units are manufactured, sold, or activated.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition; property and equipment; income taxes; and derivative instruments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

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

Revenue Contracts with Multiple Elements

At times, we will sell subscriber equipment through multi-element contracts with services. When we sell subscriber equipment and services in bundled arrangements and determine that we have separate units of accounting, we will allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. We will determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and services when they are sold to customers on a stand-alone basis. We will defer initial direct costs incurred related to these contracts to the extent they exceed the profit margin recognized at the time of sale.

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

We are required to assess whether it is more likely than not that we will be able to realize some or all of our deferred tax assets. If we cannot determine that deferred tax assets are more likely than not to be recoverable, we are required to provide a valuation allowance against those assets. This assessment takes into account factors including: (a) the nature, frequency, and severity of current and cumulative financial reporting losses; (b) sources of estimated future taxable income; and (c) tax planning strategies. We are required to weigh heavily a pattern of recent financial reporting losses as a source of negative evidence when determining the realizability of deferred tax assets. Projections of estimated future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profitable operations and can be reasonably estimated. Otherwise, we must consider projections inherently subjective and generally insufficient to overcome negative evidence that includes cumulative losses in recent years. If necessary and available, we would implement tax planning strategies to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence supporting the realizability of deferred tax assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are denominated primarily in Canadian dollars, Brazilian Reals and Euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. We are obligated to enter into currency hedges with the lenders to the Facility Agreement no later than 90 days after any fiscal quarter during which more than 25% of revenues is denominated in a single currency other than U.S. or Canadian dollars. Otherwise, we cannot enter into hedging agreements other than interest rate cap agreements or other hedges described above without the consent of the agent for the Facility Agreement, and with that consent the counterparties may only be the lenders to the Facility Agreement.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $575.8 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $5.8 million annually.

See Note 5: Fair Value Measurements in our Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Globalstar, Inc.
We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (“Globalstar”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Globalstar’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Globalstar’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Globalstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Crowe Horwath LLP
Oak Brook, Illinois
February 25, 2016

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,476	$7,121
Accounts receivable, net of allowance of $5,270 and $4,788, respectively	14,536	15,015
Inventory	12,023	14,734
Prepaid expenses and other current assets	4,456	7,944
Total current assets	38,491	44,814
Property and equipment, net	1,077,560	1,113,560
Restricted cash	37,918	37,918
Deferred financing costs	57,906	63,862
Prepaid second-generation ground costs	8,929	—
Intangible and other assets, net	12,117	8,266
Total assets	$1,232,921	$1,268,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,835	$6,450
Accounts payable	8,693	6,922
Accrued contract termination charge	18,546	21,308
Accrued expenses	22,439	22,342
Payables to affiliates	616	481
Deferred revenue	23,902	21,740
Total current liabilities	107,031	79,243
Long-term debt, less current portion	606,192	623,640
Employee benefit obligations	4,810	5,499
Derivative liabilities	239,642	441,550
Deferred revenue	6,413	6,572
Debt restructuring fees	20,795	20,795
Other non-current liabilities	10,907	12,205
Total non-current liabilities	888,759	1,110,261

Commitments and contingent liabilities (Notes 6 and 7)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2015 and 2014	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2015 and 2014	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 904,448,226 and 864,378,563 shares issued and outstanding at December 31, 2015 and 2014, respectively	90	86
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at December 31, 2015 and 2014	13	13
Additional paid-in capital	1,591,443	1,503,619
Accumulated other comprehensive loss	(4,833)	(2,898)
Retained deficit	(1,349,582)	(1,421,904)
Total stockholders’ equity	237,131	78,916
Total liabilities and stockholders’ equity	$1,232,921	$1,268,420

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Service revenues	$74,124	$69,823	$64,644
Subscriber equipment sales	16,366	20,241	18,067
Total revenue	90,490	90,064	82,711
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	30,615	29,668	30,210
Cost of subscriber equipment sales	11,814	14,857	13,623
Cost of subscriber equipment sales - reduction in the value of inventory	—	21,684	5,794
Marketing, general and administrative	37,418	33,520	29,888
Reduction in the value of long-lived assets	—	84	—
Depreciation, amortization and accretion	77,247	86,146	90,592
Total operating expenses	157,094	185,959	170,107
Loss from operations	(66,604)	(95,895)	(87,396)
Other income (expense):
Loss on extinguishment of debt	(2,254)	(39,846)	(109,092)
Loss on equity issuance	(6,663)	(748)	(17,709)
Interest income and expense, net of amounts capitalized	(35,854)	(43,233)	(67,828)
Derivative gain (loss)	181,860	(286,049)	(305,999)
Other	3,229	3,786	(1,954)
Total other income (expense)	140,318	(366,090)	(502,582)
Income (loss) before income taxes	73,714	(461,985)	(589,978)
Income tax expense	1,392	881	1,138
Net income (loss)	$72,322	$(462,866)	$(591,116)
Income (loss) per common share:
Basic	$0.07	$(0.50)	$(0.96)
Diluted	0.07	(0.50)	(0.96)
Weighted-average shares outstanding:
Basic	1,020,149	934,356	614,959
Diluted	1,230,394	934,356	614,959

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$72,322	$(462,866)	$(591,116)
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	787	(2,467)	3,485
Net foreign currency translation adjustment	(2,722)	(1,302)	(856)
Total other comprehensive income (loss)	(1,935)	(3,769)	2,629
Total comprehensive income (loss)	$70,387	$(466,635)	$(588,487)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances - December 31, 2012	489,086	$49	$864,175	$(1,758)	$(367,922)	$494,544
Net issuance of restricted stock awards and recognition of stock-based compensation	1,213	—	1,823	—	—	1,823
Contribution of services	—	—	548	—	—	548
Common stock issued in connection with conversions of 8.00% Notes Issued in 2013	14,863	2	10,226	—	—	10,228
Issuance of stock to Exchanging Note Holders	30,319	3	12,124	—	—	12,127
Common stock issued in connection with conversions of 5.0% Notes	93,006	10	48,194	—	—	48,204
Warrants exercised associated with the 8.00% Notes Issued in 2009	21,353	2	22,216	—	—	22,218
Warrants exercised associated with the 5.0% Notes	6,707	1	2,312	—	—	2,313
Issuance of stock in connection with interest payments for 8.00% Notes Issued in 2009	1,279	—	644	—	—	644
Issuance of stock in connection with contingent consideration	3,939	—	1,844	—	—	1,844
Issuance of stock to Thermo in connection with the Consent Agreement, Common Stock Purchase Agreement, and Common Stock Purchase and Option Agreement	174,009	17	82,709	—	—	82,726
Purchase of stock in connection with the termination of a share lending arrangement	—	—	4,429	—	—	4,429
Return of stock in connection with the termination of a share lending arrangement	(10,185)	(1)	—	—	—	(1)
Issuance of stock to Terrapin	6,131	1	5,999	—	—	6,000
Issuance of stock to vendor	9,501	1	15,412	—	—	15,413
Issuance of stock for employee stock option exercises	2,621	—	1,874	—	—	1,874
Other issuances of stock and equity transactions	98	—	101	—	—	101
Issuance of stock through employee stock purchase plan	952	—	207	—	—	207
Other comprehensive income	—	—	—	2,629	—	2,629
Net loss	—	—	—	—	(591,116)	(591,116)
Balances - December 31, 2013	844,892	85	1,074,837	871	(959,038)	116,755
Net issuance of restricted stock awards and recognition of stock-based compensation	672	—	4,217	—	—	4,217
Contribution of services	—	—	548	—	—	548
Warrants exercised associated with Contingent Equity Agreement	11,276	—	112	—	—	112
Common stock issued in connection with conversions of 8.00% Notes Issued in 2009	47,067	5	114,206	—	—	114,211
Common stock issued in connection with conversions of 8.00% Notes Issued in 2013	46,353	5	161,843	—	—	161,848
Warrants exercised associated with the 8.00% Notes Issued in 2009	38,200	4	132,098	—	—	132,102
Warrants exercised associated with the Thermo Loan Agreement	4,206	—	42	—	—	42
Proceeds received associated with Section 16b gains recognized by Thermo	—	—	93	—	—	93
Issuance of stock to vendors	2,765	—	11,722	—	—	11,722
Issuance of stock for employee stock option exercises	1,900	—	1,323	—	—	1,323
Issuance of stock through employee stock purchase plan	306	—	538	—	—	538
Issuance of stock in connection with contingent consideration	750	—	2,040	—	—	2,040
Other comprehensive loss	—	—	—	(3,769)	—	(3,769)
Net loss	—	—	—	—	(462,866)	(462,866)
Balances – December 31, 2014	998,387	$99	$1,503,619	$(2,898)	$(1,421,904)	$78,916
Net issuance of restricted stock awards and recognition of stock-based compensation	600	—	2,780	—	—	2,780
Contribution of services	—	—	548	—	—	548
Issuance of stock for employee stock option exercises	303	—	169	—	—	169
Issuance of stock through employee stock purchase plan	321	—	918	—	—	918
Common stock issued in connection with conversions of 8.00% Notes Issued in 2013	10,887	1	27,247	—	—	27,248
Issuance of stock in connection with contingent consideration	174	—	481	—	—	481
Issuance of stock to Terrapin	20,403	2	38,998	—	—	39,000
Issuance of stock to vendor	7,382	1	16,683	—	—	16,684
Other comprehensive loss	—	—	—	(1,935)	—	(1,935)
Net income	—	—	—	—	72,322	72,322
Balances – December 31, 2015	1,038,457	$103	$1,591,443	$(4,833)	$(1,349,582)	$237,131

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$72,322	$(462,866)	$(591,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	77,247	86,146	90,592
Change in fair value of derivative assets and liabilities	(181,860)	286,049	305,155
Stock-based compensation expense	2,955	3,400	2,127
Amortization of deferred financing costs	9,722	10,043	8,792
Reduction in the value of long-lived assets and inventory	—	21,768	5,794
Provision for bad debts	3,357	2,281	2,321
Noncash interest and accretion expense	11,103	16,214	44,488
Loss on extinguishment of debt	2,254	39,846	109,092
Loss on equity issuance	6,663	748	17,709
Unrealized foreign currency (gain) loss	(3,597)	(4,059)	1,013
Other, net	(11)	945	1,370
Changes in operating assets and liabilities:
Accounts receivable	(3,454)	(2,200)	(4,321)
Inventory	1,118	4,187	3,124
Prepaid expenses and other current assets	326	(1,339)	(727)
Other assets	(774)	202	(89)
Accounts payable and accrued expenses	702	(1,725)	(2,595)
Payables to affiliates	135	279	(29)
Other non-current liabilities	1,332	(619)	(1,079)
Deferred revenue	2,622	4,681	1,917
Net cash provided by (used in) operating activities	2,162	3,981	(6,462)
Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(25,195)	(14,604)	(43,693)
Property and equipment additions	(5,523)	(3,277)	(1,651)
Purchase of intangible assets	(2,520)	(1,396)	—
Investment in businesses	(240)	—	(634)
Restricted cash	—	—	8,859
Net cash used in investing activities	(33,478)	(19,277)	(37,119)
Cash flows provided by financing activities:
Borrowings from Facility Agreement	—	—	672
Principal payments of the Facility Agreement	(6,450)	(4,046)	—
Proceeds from contingent equity account	—	—	1,071
Payments to reduce principal amount of exchanged 5.75% Notes	—	—	(13,544)
Payments for 5.75% Notes not exchanged	—	—	(6,250)
Payments to lenders and other fees associated with exchange	—	—	(2,482)
Proceeds from equity issuance to related party	—	—	65,000
Proceeds from issuance of stock to Terrapin	39,000	—	6,000
Payment of deferred financing costs	—	(164)	(16,909)
Proceeds from issuance of common stock and exercise of warrants	726	9,547	15,414
Net cash provided by financing activities	33,276	5,337	48,972
Effect of exchange rate changes on cash	(1,605)	(328)	225
Net (decrease) increase in cash and cash equivalents	355	(10,287)	5,616
Cash and cash equivalents, beginning of period	7,121	17,408	11,792
Cash and cash equivalents, end of period	$7,476	$7,121	$17,408
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$19,683	$20,216	$21,413
Income taxes	445	61	116
Supplemental disclosure of non-cash financing and investing activities:
Increase in non-cash capitalized accrued interest for second-generation satellites and ground costs	2,247	1,684	4,291
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	3,346	2,708	5,600
Capitalized accrued interest and other payments made in convertible notes and common stock	921	3,974	12,056
Principal amount of debt converted into common stock	6,491	76,532	49,757
Reduction in debt discount and deferred financing costs related to note conversions	2,085	28,249	27,458
Issuance of common stock to converting note holders at fair value	26,669	271,982	10,227
Reduction in derivative value due to conversion of debt and warrants	20,008	308,234	10,236
Issuance of common stock to vendor for payment of invoices	16,683	10,687	9,227
Increase of principal amount of Thermo Loan Agreement	6,000	—	—
Extinguishment of principal amount of 5.75% Notes	—	—	71,804
Issuance of principal amount of 8.00% Notes Issued in 2013	—	—	54,611
Issuance of common stock to exchanging note holders at fair value	—	—	12,127
Reduction in carrying amount of Thermo Loan Agreement due to amendment	—	—	35,026

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Globalstar, Inc. (“Globalstar” or the “Company”) was formed as a Delaware limited liability company in November 2003 and was converted into a Delaware corporation on March 17, 2006. Globalstar provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Capital Partners LLC, through its affiliates, (collectively, “Thermo”) is Globalstar’s principal owner and largest stockholder. Globalstar’s Executive Chairman and Chief Executive Officer controls Thermo. Two other members of Globalstar’s Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Use of Estimates in Preparation of Financial Statements

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year Consolidated Financial Statements to conform to current year presentation. The Company evaluates estimates on an ongoing basis. Significant estimates include the value of derivative instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful life and value of property and equipment, the value of stock-based compensation, and income taxes.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Globalstar and all its subsidiaries. All significant inter-company transactions and balances have been eliminated in the consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash is comprised of funds held in escrow by the agent for the Company’s senior secured facility agreement (the “Facility Agreement”) to secure the Company’s principal and interest payment obligations related to its Facility Agreement. The Company classifies restricted cash for certain debt instruments consistent with the classification of the related debt outstanding at the end of the reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash consist primarily of highly liquid short-term investments deposited with financial institutions that are of high credit quality.

Accounts and Notes Receivable

Accounts receivable are uncollateralized, without interest and consist primarily of receivables from the sale of Globalstar services and equipment. The Company performs ongoing credit evaluations of its customers and records specific allowances for bad debts based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Accounts receivable are considered past due in accordance with the contractual terms of the arrangements. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$4,788	$7,419	$6,667
Provision, net of recoveries	2,782	2,281	2,321
Write-offs and other adjustments	(2,300)	(4,912)	(1,569)
Balance at end of period	$5,270	$4,788	$7,419

During 2014, the Company deactivated approximately 26,000 subscribers in its Duplex subscriber base who were either suspended or non-paying. The increase in write-offs and other adjustments in 2014 reflect the balances related to these accounts.

From time to time, the Company enters into notes receivable with certain customers, which are included in other current assets. The Company also monitors collection of its notes receivable. During 2015, the Company recorded an additional provision for bad debts of $0.6 million related to a specific note receivable balance.

Inventory

Inventory consists primarily of purchased products. Inventory is stated at the lower of cost or market value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are measured as the difference between the cost of inventory and the market value, and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. At the point of any inventory write down to market, a new, lower cost basis for that inventory is established, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off.

During the year ended December 31, 2015, no write down of inventory was required. In the year ended December 31, 2014, the Company wrote down the value of inventory by $21.7 million after evaluating its Duplex inventory and estimating the timing of new product launches. The assessment indicated that there was an excess of Duplex equipment included in inventory on hand based on the sales run-rate at the time of the assessment. Additionally, the Company's business plan contemplates using Hughes-based technology in future product development. As a result, much of the raw material held by Qualcomm is not likely to be used in the future production of additional inventory and was impaired. The Company wrote down the value of inventory by $5.8 million in the year ended December 31, 2013.

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

The Company capitalizes interest costs associated with the costs of assets in progress, including primarily the construction of its Space and Ground Components. Capitalized interest is added to the cost of the underlying asset and is amortized over the depreciable life of the asset after it is placed into service. As the Company’s construction in progress increases, specifically due to the Company incurring costs related to the second-generation upgrades to its Ground Component, the Company capitalizes more interest, resulting in a lower amount of interest expense recognized under U.S. GAAP. As these upgrades are completed and placed into service, construction in progress will decrease and less interest will be capitalized.

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

Deferred Financing Costs

Deferred financing costs are those incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the term of the corresponding debt, or until the first put option date for the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“8.00% Notes Issued in 2013”). As of December 31, 2015 and 2014, the Company had net deferred financing costs of $57.9 million and $63.9 million, respectively. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period.

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

Litigation, Commitments and Contingencies

The Company is subject to various claims and lawsuits that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

Gain/Loss on Extinguishment of Debt

Gain or loss on extinguishment of debt generally is recorded upon an extinguishment of a debt instrument or the conversion of certain of the Company’s convertible notes. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt and is recorded as an extinguishment gain or loss in the Company’s consolidated statement of operations.

Revenue Recognition and Deferred Revenue

Duplex Service Revenue. For Duplex customers and resellers, the Company recognizes revenue for monthly access fees in the period services are rendered.  Access fees represent the minimum monthly charge for each line of service based on its associated rate plan.  The Company also recognizes revenue for airtime minutes in excess of the monthly access fees in the period such minutes are used. Under certain annual plans where customers prepay for a predetermined amount of minutes, revenue is deferred until the minutes are used or the prepaid time period expires. Unused minutes are accumulated until they expire, usually one year after activation, at which point we recognize revenue for any remaining unused minutes. In addition, the Company offers other annual plans whereby the customer is charged an annual fee to access the Company’s system.  These fees are recognized on a straight-line basis over the term of the plan.  In some cases, the Company charges a per minute rate whereby it recognizes the revenue when each minute is used.

Credits granted to customers are expensed or charged against revenue or deferred revenue upon issuance.

Certain subscriber acquisition costs, including such items as dealer commissions and internal sales commissions, are expensed at the time of the related sale, except when related to a multi-element contract as discussed below.

The Company does not record sales taxes collected from customers in revenue.

SPOT and Simplex Service Revenue. The Company sells SPOT and Simplex services as monthly, annual or multi-year plans and recognizes revenue ratably over the service term or as service is used, beginning when the service is activated by the customer. Amounts received in advance are recorded as deferred revenue.

IGO Service Revenue. The Company owns and operates its satellite constellation and earns a portion of its revenues through the sale of airtime minutes or data on a wholesale basis to IGOs. Revenue from services provided to IGOs is recognized based upon airtime minutes or data packages used by customers of the IGOs and in accordance with contractual fee arrangements. Where collection is uncertain, revenue is recognized when cash payment is received.

 Equipment Revenue. Subscriber equipment revenue represents the sale of fixed and mobile user terminals, SPOT and Simplex products, and accessories. The Company recognizes revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

Other Service Revenue. The Company provides certain engineering services to assist customers in developing new applications related to its system. The revenues associated with these services are recorded when the services are rendered, and the expenses are recorded when incurred.

Multi-Element Contracts. At times, the Company will sell subscriber equipment through multi-element contracts with services. When the Company sells subscriber equipment and services in bundled arrangements and determines that it has separate units of accounting, the Company will allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. The Company will determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and services when they are sold to customers on a stand-alone basis. Initial direct costs incurred related to these contracts will be deferred to the extent they exceed the profit margin recognized at the time of sale.

Stock-Based Compensation

The Company recognizes compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. The Company uses the Black-Scholes option pricing model to estimate fair values of share-based awards. Option pricing models, including the Black-Scholes model, require the use of input estimates and assumptions, including expected volatility, term, and risk-free interest rate. The assumptions for expected volatility and expected term most significantly affect the estimated grant-date fair value. The Company's estimate of the forfeiture rate of its share-based awards also impacts the timing of expense recorded over the vesting period of the award. The Company's estimate for pre-vesting forfeitures is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See Note 14: Stock Compensation for a description of methods used to determine the Company's assumptions. If the Company determined that another method used to estimate expected volatility or expected life was more reasonable than its current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the estimated fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in increases to share-based compensation determined at the date of grant.

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency, unless the subsidiary operates in a hyperinflationary economy, such as Venezuela. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2015, 2014 and 2013, the foreign currency translation adjustments were losses of $2.7 million, $1.3 million and $0.9 million, respectively.

Foreign currency transaction gains/losses were a $3.7 million gain, a $4.1 million gain and a $1.0 million loss for 2015, 2014, and 2013, respectively. These were classified as other income (expense) on the consolidated statement of operations.

Effective July 1, 2015 the Company began using the SIMADI exchange rate published by the Central Bank of Venezuela to remeasure its Venezuelan subsidiary's Bolivar based transactions and net monetary assets in U.S. dollars. The Company determined, based upon its specific facts and circumstances, that the SIMADI rate is the most appropriate rate for financial reporting purposes, instead of the official exchange rate of 6.3 previously used. The Company continues to monitor the significant uncertainty surrounding current Venezuela exchange mechanisms. Included in the foreign currency gain (loss) recorded during the third quarter of 2015 was a $1.9 million loss related to its Venezuelan subsidiary.

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

The Company capitalizes, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of December 31, 2015 and 2014, the Company had accrued approximately $1.3 million and $1.2 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

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

Research and Development Expenses

Research and development costs were $1.9 million, $0.5 million and $0.6 million for 2015, 2014 and 2013, respectively. These costs are expensed as incurred as cost of services and primarily include the cost of new product development, chip set design, software development and engineering.

Advertising Expenses

Advertising costs were $3.4 million, $2.6 million and $2.9 million for 2015, 2014, and 2013, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

Income Taxes

The Company is taxed as a C corporation for U.S. tax purposes. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

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

Earnings (Loss) Per Share

The Company is required to present basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For 2014 and 2013, diluted net loss per share of common stock was the same as basic net loss per share of common stock because the effects of potentially dilutive securities were anti-dilutive. Potentially dilutive securities include primarily outstanding stock-based awards, convertible notes, warrants and shares issuable pursuant to the Company's Employee Stock Purchase Plan.

Intangible and Other Assets

The gross carrying amount and accumulated amortization of the Company's intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$5,861	$(4,485)	$5,727	$(4,134)
Customer relationships	2,100	(2,047)	2,100	(1,981)
Trade name	200	(200)	200	(200)
	$8,161	$(6,732)	$8,027	$(6,315)

For 2015 and 2014, the Company recorded amortization expense on these intangible assets of $0.4 million and $0.6 million, respectively. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. Estimated annual amortization of intangible assets is approximately $0.3 million for 2016, $0.2 million each for 2017 and 2018, and $0.1 million each for 2019 and 2020, excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2015.

In addition, the Company has intangible assets not subject to amortization consisting primarily of costs associated with the TLPS proceeding, which had a total carrying amount of $4.4 million and $1.7 million at December 31, 2015 and 2014, respectively.

The Company assesses these intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In assessing whether it is more likely than not that such an asset is impaired, the Company assesses relevant events and circumstances that could affect the significant inputs used to determine the fair value of the asset.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers . ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09. With the one-year deferral, ASU 2014-09 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, early adoption is now permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing reporting.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 describes how an entity’s management should assess, considering both quantitative and qualitative factors, whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, which represents a change from the existing literature that requires consideration about an entity’s ability to continue as a going concern within one year after the balance sheet date. This ASU provides that if after considering management’s plans, substantial doubt about an entity’s ability to continue as a going concern is alleviated, an entity must disclose information in the footnotes to the financial statements that enables the reader to understand the events that raised substantial doubt about the entity's ability to continue as a going concern and how management’s plan alleviated the doubt. If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity must disclose in the footnotes to the financial statements that substantial doubt about the entity’s ability to continue as a going concern exists within one year of the date the financial statements are issued. Additionally, the entity must disclose the events that led to the substantial doubt about the entity's ability to continue as a going concern and management’s plans to mitigate them. The new standard applies to all entities for the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company has not yet determined the effect of the standard on its ongoing reporting.
In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. An entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The ASU clarifies the manner in which current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect a material impact from the adoption of these amendments.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. ASU 2015-01 was issued to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP and more closely align U.S. GAAP with International Financial Reporting Standards ("IFRS"). This standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The Company does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis. ASU 2015-02 was issued in response to concerns that current U.S. GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The amendments included in ASU 2015-02 are intended to improve targeted areas in the consolidation guidance, which includes legal entities such as limited partnerships and limited liability companies and the evaluation of fees paid to a decision maker. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing reporting.

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
In November 2015, the FASB issued ASU. No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The ASU is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Globalstar System:
Space component
First and second-generation satellites in service	$1,211,768	$1,211,904
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	46,870	47,595
Construction in progress:
Space component	81	30
Ground component	177,780	141,789
Other	5,593	2,458
Total Globalstar System	1,491,613	1,453,297
Internally developed and purchased software	14,492	15,392
Equipment	10,802	12,647
Land and buildings	3,151	3,590
Leasehold improvements	1,671	1,620
Total property and equipment	1,521,729	1,486,546
Accumulated depreciation	(444,169)	(372,986)
Total property and equipment, net	$1,077,560	$1,113,560

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of December 31, 2015 and 2014, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch of satellites. As of December 31, 2015, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

Pursuant to the Amended and Restated Contract for the construction of the Globalstar Satellite for the Second Generation Constellation between the Company and Thales Alenia Space France ("Thales"), dated and executed in June 2009 ("2009 Contract"), the Company paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the LLI to be procured by Thales on the Company's behalf. The LLI were to be used in the construction of the Phase 3 satellites for the Company. As reflected on the Company's consolidated balance sheets and in the above table, the Company believes that it owns the LLI and that the title transferred upon procurement. The Company asked Thales to turn over the LLI. Despite historical statements to the contrary, Thales currently disputes the Company's ownership of the LLI and has asserted that the Company released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully in Note 7: Contingencies. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of the LLI to the Company. The Company disputes Thales' assertions and is currently considering its rights and remedies to recover the LLI. At this time, the Company cannot predict the outcome related to this dispute, including, without limitation, the likelihood of any settlement or the probability of success with respect to any litigation which the Company may determine to commence with respect to the LLI.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest cost eligible to be capitalized	$42,749	$44,854	$45,308
Interest cost recorded in interest income (expense), net	(32,609)	(36,909)	(28,211)
Net interest capitalized	$10,140	$7,945	$17,097

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Depreciation Expense	$76,711	$84,802	$89,828

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The principal amount and carrying value of long-term debt consists of the following (in thousands):

	December 31, 2015		December 31, 2014
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Facility Agreement	$575,846	$575,846	$582,296	$582,296
Thermo Loan Agreement	83,222	50,664	68,154	32,971
8.00% Convertible Senior Notes Issued in 2013	16,747	12,517	22,799	14,823
Total Debt	675,815	639,027	673,249	630,090
Less: Current Portion	32,835	32,835	6,450	6,450
Long-Term Debt	$642,980	$606,192	$666,799	$623,640

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date.

Amended and Restated Facility Agreement

On July 31, 2013, the Company entered into the Global Deed of Amendment and Restatement (the “GARA”) with Thermo, the Company's domestic subsidiaries, a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial, as arrangers, and BNP Paribas, as the security agent and COFACE Agent, providing for the amendment and restatement of its former facility agreement and certain related credit documents (the amended and restated facility agreement is herein referred to as the "Facility Agreement"). The GARA became effective on August 22, 2013 and, among other things, waived all of the Company's then existing defaults under the Facility Agreement and restructured the financial covenants. On August 7, 2015, the Company, Thermo, the lenders and their agent entered into a Second Global Amendment and Restatement Agreement (the "2015 GARA").

The Facility Agreement is scheduled to mature in December 2022. As of December 31, 2015, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. The Facility Agreement bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company's obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company's obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company's domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with Equity Cure Contributions (as described below) through a date as late as June 2019. If the Company violates any of these covenants and is unable to make a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants under the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. As of December 31, 2015, the Company was in compliance with respect to the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded in order to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In February 2015 and June 2015, the Company drew $10 million and $14 million, respectively, under its agreement with Terrapin Opportunity, L.P. ("Terrapin"), as described below. The Company deemed these funds to be Equity Cure Contributions under the Facility Agreement and treated them accordingly in the Company's calculation of compliance with certain financial covenants for the measurement periods ended December 31, 2014 and June 30, 2015. In August 2015 and February 2016, the Company drew $15 million and $6.5 million, respectively, under its new Common Stock Purchase Agreement with Terrapin (the "August 2015 Terrapin Agreement"). The Company used a portion of these funds as an Equity Cure Contribution under the Facility Agreement in the calculation of financial covenants for the measurement period ended December 31, 2015.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of December 31, 2015, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on the Company's consolidated balance sheets.
Pursuant to the 2015 GARA:

•
The amendments to the Facility Agreement clarified the definition of Net Debt (which previously was ambiguous and subject to varying interpretations), adjusted the calculation of the Net Debt to Adjusted Consolidated EBITDA covenant, changed the way in which certain Equity Cure Contributions are calculated, and extended by up to June 2019 the date through which Equity Cure Contributions can be made.

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

The Facility Agreement requires that:

•
The Company's capital expenditures do not exceed $13.2 million for 2016 and $15.0 million for each year thereafter. Pursuant to the terms of the Facility Agreement, if, in any relevant period, the capital expenditures are less than the permitted amount for that relevant period, a permitted excess amount may be added to the maximum amount of capital expenditures in the next period;

•	The Company maintain at all times a minimum liquidity balance of $4.0 million;

•	The Company achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement) (amounts in thousands):

Period	Minimum Amount
1/1/15-6/30/15	$16,958
7/1/15-12/31/15	$23,469
1/1/16-6/30/16	$24,502
7/1/16-12/31/16	$32,426

The minimum adjusted consolidated EBITDA Minimum Amount changes semi-annually through December 31, 2022, for which measurement period the Minimum Amount is $65.7 million.

•	The Company maintain a minimum debt service coverage ratio of 1.00:1; and

•
The Company maintain a maximum net debt to adjusted consolidated EBITDA ratio of 15.75:1 for the December 31, 2015 measurement period, decreasing gradually each semi-annual period until the requirement equals 2.50:1 for the five semi-annual measurement periods leading up to December 31, 2022.

In August 2013, pursuant to the GARA, the Company paid the lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee; the balance of $20.8 million is due no later than December 31, 2017. This remaining amount is included in noncurrent liabilities on the consolidated balance sheets. The Company also paid all outstanding incurred transaction expenses for the lenders. In addition, Thermo confirmed its obligations under the Equity Commitment, Restructuring and Consent Agreement dated as of May 20, 2013 to make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities. See further discussion below on the details of the Consent Agreement and subsequent cash contributions to the Company.

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

•
Mandatory prepayments were expanded in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain asset dispositions or receives more than $145.0 million from the sale of additional debt or equity securities (excluding the Thermo commitments described above).

•
The financial covenants were modified, including changing the amount of permitted capital expenditures, reducing the required minimum liquidity amount from $5.0 million to $4.0 million, restructuring the other existing financial covenants to correspond to the Company's revised business plan reflecting the delays in delivery of its second-generation satellites, and adding a new covenant with respect to its interest coverage ratio (as defined in the Facility Agreement). This new ratio requires that the Company must maintain an adjusted consolidated EBITDA to consolidated interest expense ratio (as defined in the Facility Agreement) of 1.50:1 for the December 31, 2015 measurement period, increasing gradually each semi-annual period until the requirement equals 5.00:1 for the five semi-annual measurement periods leading up to December 31, 2022.

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

Amended and Restated Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in 2013 and 2015, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to all of the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted under the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2015, $39.7 million of interest had accrued with respect to the Loan Agreement; the Thermo Loan Agreement is included in long-term debt on the Company's consolidated balance sheets.

In connection with the 2013 Amended and Restated Loan Agreement, the Company determined that this transaction was an extinguishment of the debt under the prior Loan Agreement. The Company recorded a loss on the extinguishment of this debt of $66.1 million in its consolidated statement of operations during 2013. This loss represents the difference between the fair value of the Loan Agreement, as amended and restated, and its carrying value just prior to amendment and restatement. See Note 5: Fair Value Measurements for further discussion on the fair value of this instrument.

The Company evaluated the various embedded derivatives within the Loan Agreement. The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability in its consolidated balance sheets with a corresponding debt discount, which is netted against the face value of the Loan Agreement.

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

•
An Event of Default occurs and is continuing under the Facility Agreement, and, at the direction of the agent under the Facility Agreement, the Company delivers a notice to Terrapin under the August 2015 Terrapin Agreement drawing the amount set forth in the agent’s notice, and Terrapin fails to purchase shares of the Company's voting common stock to provide the Company with cash proceeds in such amount.

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

Pursuant to the Equity Agreement, Thermo agreed to make, or cause to be made, available to the Company up to $30.0 million in additional cash equity investments as contemplated by the 2015 GARA and the Second Thermo Group Undertaking Letter. The price per share that Thermo will pay to purchase any shares of the Company's common stock pursuant to this equity commitment will be established using the same method as used to establish the price per share under the August 2015 Terrapin Agreement. If the issuance of shares of voting common stock to Thermo pursuant to the Equity Agreement would constitute a “Change of Control,” “Default” or “Event of Default” under any applicable agreement, the Company will issue instead an equal number of shares of non-voting common stock. In August 2015, the Company drew $15 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, the Company drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. Thermo's remaining cash equity commitment under the Equity Agreement was $15.0 million as of December 30, 2015 and is currently $8.5 million.

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

The amount by which the if-converted value of the Thermo Loan Agreement exceeds the principal amount at December 31, 2015, assuming conversion at the closing price of the Company's common stock on that date of $1.44 per share, is approximately $80.5 million.

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

On March 29, 2013, U.S. Bank National Association, the Trustee under the Indenture and the First Supplemental Indenture governing the 5.75% Notes, each dated as of April 15, 2008, between the Company and the Trustee (collectively, as amended and supplemented or otherwise modified, the "Indenture"), notified the Company in writing that holders of approximately $70.7 million principal amount of 5.75% Notes had exercised their put rights pursuant to the Indenture. Under the Indenture, the Company was required to deposit with the Trustee on April 1, 2013, the purchase price of approximately $70.7 million in cash to effect the repurchase of the 5.75% Notes from the exercising holders. The Company did not have sufficient funds to pay the purchase price when due, which constituted an event of default under the Indenture.

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

Pursuant to the Exchange Agreement, the Company also cured outstanding defaults under the 5.75% Notes by:

•	Canceling the Exchanged Notes as described above;

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

The Consent Agreement

To obtain the lenders’ consent to the transactions contemplated by the Exchange Agreement, pursuant to the Consent Agreement, Thermo agreed that it would make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities of up to $85.0 million. During 2013, in accordance with the terms of the Common Stock Purchase Agreement and Common Stock Purchase and Option Agreement discussed below, Thermo contributed a total of $65.0 million to the Company in exchange for 171.9 million shares of its nonvoting common stock. As of December 31, 2015, there are no remaining amounts committed under the Consent Agreement.

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

The Common Stock Purchase Agreement

During the second quarter of 2013, Thermo purchased in total approximately 121.9 million shares of the Company's common stock pursuant to the Common Stock Purchase Agreement for an aggregate $39.0 million. During the second quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $14.0 million (included in loss on equity issuance on the consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company's common stock (measured as the closing stock price on the date of each sale).

The Common Stock Purchase and Option Agreement

During the third quarter of 2013, Thermo purchased approximately 24.0 million shares of the Company's common stock pursuant to the terms of the Common Stock Purchase and Option Agreement for an aggregate purchase price of $12.5 million. During the third quarter of 2013, the Company recognized a loss on the sale of these shares of approximately $2.4 million (included in loss on equity issuance in the consolidated statement of operations), representing the difference between the purchase price and the fair value of the common stock (measured as the closing stock price on the date of each sale). In December 2013, at the direction of the special committee, Thermo purchased an additional 26.0 million shares of common stock at a purchase price of $0.52 per share for a total additional investment of $13.5 million.

 8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, pursuant to the Exchange Agreement, the Company issued $54.6 million aggregate principal amount of its 8.00% Notes Issued in 2013 to the Exchanging Note Holders. The 8.00% Notes Issued in 2013 initially were convertible into shares of common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment. The conversion price of the 8.00% Notes Issued in 2013 will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the “New Indenture”). Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion price (rounded to the nearest cent) has been reduced to $0.73 per share of common stock as of December 31, 2015.

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

The conversion activity during the years ended December 31, 2013, 2014 and 2015 is summarized in the table below (in thousands).

Period	Principal Amount Converted	Shares of Voting Common Stock Issued	(Gain)/Loss on Extinguishment of Debt
Year Ended December 31, 2013	$8,029	14,863	$(4,237)
Year Ended December 31, 2014	24,881	46,353	44,061
Year Ended December 31, 2015	6,491	10,887	2,254
Total	$39,401	72,103	$42,078

Holders who convert 8.00% Notes Issued in 2013 receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of December 31, 2015, no conversions had been initiated but not yet fully settled.

A holder of the 8.00% Notes Issued in 2013 has the right, at the holder’s option, to require the Company to purchase some or all of the 8.00% Notes Issued in 2013 held by it at any time if there is a Fundamental Change. A Fundamental Change occurs if the Company's common stock ceases to be traded on a stock exchange or an established over-the-counter market, or if there is a change of control. If there is a Fundamental Change, the purchase price of any 8.00% Notes Issued in 2013 purchased by the Company will be equal to its principal amount plus accrued and unpaid interest and a Fundamental Change Make-Whole Amount calculated as provided in the New Indenture.

The amount by which the if-converted value of the 8.00% Notes Issued in 2013 exceeded the principal amount at December 31, 2015, assuming conversion at the closing price of the Company's common stock on that date of $1.44 per share, is approximately $16 million.

The New Indenture provides that the Company and its subsidiaries may not, with specified exceptions, including the liens securing the Facility Agreement and liens approved in writing by the Agent, create, incur, assume or suffer to exist any lien on any of its assets, provided that if the Company or any of its subsidiaries creates, incurs or assumes any lien which is junior to the most senior lien securing the Facility Agreement, the Company must promptly issue to the holders of the 8.00% Notes Issued in 2013 $3.6 million (representing 5.0% of the principal amount of the 5.75% Notes outstanding on the date of the Exchange Agreement, which was $71.8 million) of shares of the Company's common stock. At December 31, 2015, the Company did not expect that a lien will be created that does not meet at least one of the specified exceptions in the New Indenture, and therefore accrued no amount for this feature.

The New Indenture provides for customary events of default, including without limitation, failure to pay principal or premium on the 8.00% Notes Issued in 2013 when due or to distribute cash or shares of common stock when due as described above; failure by the Company to comply with its obligations and covenants in the New Indenture; default by the Company in the payment of principal or interest on any other indebtedness for borrowed money with a principal amount in excess of $10.0 million, if such indebtedness is accelerated and not rescinded with 30 days; rendering of certain final judgments; failure by Thermo to fulfill the contribution obligations described above; and certain events of insolvency or bankruptcy. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. The Company was not in default under the 8.00% Notes Issued in 2013 as of December 31, 2015.

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

5.0% Convertible Senior Notes

In June 2011, the Company issued $38.0 million in aggregate principal amount of the 5.0% Convertible Senior Unsecured Notes (the “5.0% Notes”) and warrants (the “5.0% Warrants”) to purchase 15.2 million shares of voting common stock. The 5.0% Notes were convertible into shares of common stock at an initial conversion price of $1.25 per share of common stock, or 800 shares of common stock per $1,000 principal amount of the 5.0% Notes, subject to adjustment in the manner set forth in the Indenture. The 5.0% Warrants are exercisable until five years after their issuance. The 5.0% Notes and 5.0% Warrants have anti-dilution protection in the event of certain stock splits or extraordinary share distributions. As of December 31, 2015, the base conversion rate for the 5.0% Notes and the exercise price of the 5.0% Warrants were $0.50 and $0.32, respectively.

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

On various dates between January 1, 2013 and November 7, 2013, approximately $17.5 million principal amount of 5.0% Notes were converted resulting in the issuance of 41.1 million shares of the Company's common stock and 5.0% Warrants were exercised to purchase 7.2 million shares of common stock, which resulted in the Company issuing 6.7 million shares of common stock and receiving $2.0 million. On November 7, 2013, approximately $24.2 million, representing the remaining principal amount of 5.0% Notes plus paid in kind interest added to the principal amount of the 5.0% Notes, of 5.0% Notes were converted, resulting in the issuance of 51.9 million shares of the Company's common stock. As of December 31, 2015, 5.0% Warrants to purchase eight million shares of common stock were outstanding.

The Company evaluated the embedded derivative resulting from the contingent put feature within the Indenture for bifurcation from the 5.0% Notes. The contingent put feature was not deemed clearly and closely related to the 5.0% Notes and had to be bifurcated as a standalone derivative. The Company recorded this embedded derivative liability as a non-current liability in its consolidated balance sheet with a corresponding debt discount which was netted against the principal amount of the 5.0% Notes. During the fourth quarter of 2013, the Company recorded approximately $0.8 million to derivative gain for the derivative embedded in the 5.0% Notes that is no long outstanding as a result of the conversion on November 7, 2013.

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

The 8.00% Warrants had full ratchet anti-dilution protection and the exercise price was subject to adjustment under certain other circumstances. In the event of certain transactions that involved a change of control, the holders of the 8.00% Warrants had the right to make the Company purchase the warrants for cash, subject to certain conditions. The exercise period for the 8.00% Warrants began on December 19, 2009 and ended on June 19, 2014. As a result of the expiration of this period on June 19, 2014, all outstanding 8.00% Warrants were exercised during the second quarter of 2014, resulting in the issuance of 38.2 million shares of the Company's common stock.  Holders of the 8.00% Warrants had the right to exercise on either a cash or cashless basis. The Company received approximately $7.5 million in cash as a result of these exercises.

The Company recorded the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009 as a compound embedded derivative liability on the consolidated balance sheets with a corresponding debt discount, which was netted against the principal amount of the 8.00% Notes Issued in 2009. Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability in the consolidated balance sheets with a corresponding debt discount, which was netted against the principal amount of the 8.00% Notes Issued in 2009.

Prior to the automatic conversion of these notes, the Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense over the term of the 8.00% Notes Issued in 2009 using an effective interest rate method. The fair value of the compound embedded derivative liability was being marked-to-market at the end of each reporting period, with any changes in value reported in the consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices. Upon the automatic conversion of the 8.00% Notes Issued in 2009, the remaining debt discount and derivative liability were written off through extinguishment gain (loss) in the consolidated statement of operations. The Company recorded a gain on extinguishment of debt of approximately $3.9 million related to these conversions during the second quarter of 2014.

Warrants Outstanding

As a result of the borrowings described above, warrants were outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	December 31,		December 31,
	2015	2014	2015	2014
Contingent Equity Agreement (1)	30,191,866	30,191,866	$0.01	$0.01
5.0% Warrants (2)	8,000,000	8,000,000	0.32	0.32
	38,191,866	38,191,866

(1)
Warrants issued in connection with the Contingent Equity Agreement have a five-year exercise period from issuance. These warrants were originally issued between June 2009 and June 2012 and the exercise periods related to the remaining unexercised warrants will expire at various dates through June 2017.

(2)	The 5.0% Warrants are exercisable until five years after their issuance, which is June 2016.

Debt maturities

Annual debt maturities for each of the five years following December 31, 2015 and thereafter are as follows (in thousands):

2016	$32,835
2017	75,755
2018	94,614
2019	94,870
2020	100,000
Thereafter	277,741
Total	$675,815

Amounts in the above table are calculated based on amounts outstanding at December 31, 2015, and therefore exclude paid-in-kind interest payments that will be made in future periods.

The 8.00% Notes Issued in 2013 are subject to repurchase by the Company at the option of the holders on April 1, 2018. As such, the amounts are included in the 2018 maturities in the table above.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012, the Company entered into a Common Stock Purchase Agreement with Terrapin pursuant to which the Company, subject to certain conditions, could require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term beginning August 2, 2013. From time to time over the 24-month term, and in the Company's sole discretion, the Company had the right to present Terrapin with up to 36 draw down notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over 10 consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares was equal to the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares were purchased, less a discount ranging from 3.5% to 8% based on a minimum price that the Company specified. In addition, in the Company's sole discretion, but subject to certain limitations, the Company could require Terrapin to purchase a percentage of the daily trading volume of its common stock for each trading day during the Draw Down Period. The Company agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in the beneficial ownership by Terrapin or any of its affiliates of more than 9.9% of the then issued and outstanding shares of voting common stock. When the Company made a draw under this Terrapin common stock purchase agreement, it issued Terrapin shares of common stock at a price per share calculated as specified in the agreement. In September 2013, the Company drew $6.0 million under its agreement with Terrapin and issued 6.1 million shares of voting common stock to Terrapin at an average price of $0.98 per share. In February 2015, the Company drew $10.0 million and issued 4.5 million shares of voting common stock at an average price of $2.22 per share and in June 2015, the Company drew the remaining $14.0 million under the agreement and issued 6.6 million shares of voting common stock to Terrapin at an average price of $2.13 per share. Through the term of this agreement, Terrapin purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million. No funds remain available under this agreement.

In conjunction with the amendment of the Facility Agreement in August 2015 (as discussed above), the Company entered into a new common stock purchase agreement with Terrapin pursuant to which the Company may require Terrapin to purchase up to $75.0 million of shares of the Company’s voting common stock over the 24-month term following the date of the agreement. From time to time over the 24-month term, in the Company’s discretion, the Company may present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over a Draw Down Period. The per share purchase price for these shares of voting common stock will equal the daily volume weighted average price of the common stock on each date during the Draw Down Period on which shares are purchased by Terrapin, but not less than a minimum price specified by the Company (a “Threshold Price”), less a discount ranging from 2.75% to 4.00% based on the Threshold Price. In addition, in the Company’s discretion, but subject to certain limitations, the Company may grant to Terrapin the option to purchase additional shares during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in its beneficial ownership of more than 9.9% of the then issued and outstanding shares of voting common stock. As discussed above in this Note 3: Long-Term Debt and Other Financing Arrangements and in Note 9: Related Party Transactions, Thermo committed, under certain conditions, to purchase equity securities of the Company on the same pricing terms as the August 2015 Terrapin Agreement.

In August 2015, the Company drew $15 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, the Company drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. At December 31, 2015, $60.0 million remained available under the August 2015 Terrapin Agreement. The Company will make additional draws from time to time under the August 2015 Terrapin Agreement to be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

4. DERIVATIVES

In connection with certain existing and past borrowing arrangements disclosed in Note 3: Long-Term Debt and Other Financing Arrangements, the Company was required to record derivative instruments on its consolidated balance sheets. None of these derivative instruments are designated as hedges. The following tables disclose the fair values and classification of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31, 2015	December 31, 2014
Intangible and other assets:
Interest rate cap	$6	$46
Total intangible and other assets	$6	$46

Derivative liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$(26,203)	$(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(213,439)	(362,510)
Total derivative liabilities	$(239,642)	$(441,550)

The following tables disclose the changes in value recorded as derivative gain (loss) on the Company’s consolidated statement of operations (in thousands):

	Year ended December 31,
	2015	2014	2013
Interest rate cap	$(40)	$(139)	$101
Warrants issued with 8.00% Notes Issued in 2009	—	(67,523)	(54,518)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	(16,406)	(61,859)
Contingent put feature embedded in the 5.0% Notes	—	—	2,978
Compound embedded derivative with 8.00% Notes Issued in 2013	32,829	(69,133)	(64,153)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	149,071	(132,848)	(128,548)
Total derivative gain (loss)	$181,860	$(286,049)	$(305,999)

 Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five 10-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the consolidated statements of operations.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host agreement. All embedded derivatives that required bifurcation are recorded as a derivative liability on the Company’s consolidated balance sheet with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its consolidated statements of operations. Each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative are described below.

Compound Embedded Derivative with 8.00% Notes Issued in 2013

As a result of the conversion option and the contingent put feature within the 8.00% Notes Issued in 2013, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that is netted against the face value of the 8.00% Notes Issued in 2013. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

Compound Embedded Derivative with the Amended and Restated Thermo Loan Agreement

As a result of the conversion option and the contingent put feature within the Loan Agreement with Thermo as amended and restated in July 2013, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that is netted against the face value of the Amended and Restated Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

Compound Embedded Derivative with 8.00% Notes Issued in 2009

As a result of the conversion rights and features and the contingent put feature embedded within the 8.00% Notes Issued in 2009, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that was netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices. On April 15, 2014, the remaining principal amount of 8.00% Notes Issued in 2009 was converted into common stock; accordingly, the derivative liability embedded in the 8.00% Notes Issued in 2009 is no longer outstanding.

Warrants Issued with 8.00% Notes Issued in 2009

Due to the cash settlement provisions and reset features in the 8.00% Warrants issued with the 8.00% Notes Issued in 2009, the Company recorded the 8.00% Warrants as an embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that was netted against the principal amount of the 8.00% Notes Issued in 2009. The Company determined the fair value of the warrant derivative using a Monte Carlo simulation model. The exercise period for the 8.00% Warrants expired in June 2014; accordingly, the derivative liability for the 8.00% Warrants is no longer outstanding.

Contingent Put Feature Embedded in the 5.0% Notes

As a result of the contingent put feature within the 5.0% Notes, the Company recorded a derivative liability on its consolidated balance sheet with a corresponding debt discount which was netted against the principal amount of the 5.0% Notes.  The Company determined the fair value of the contingent put feature derivative using a blend of a Monte Carlo simulation model and market prices. On November 7, 2013, the remaining principal amount of the 5.0% Notes was converted into common stock; therefore the derivative liability embedded in the 5.0% Notes is no longer outstanding.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2015:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$6	$—	$6
Total assets measured at fair value	$—	$6	$—	$6

Liabilities:
Liability for potential stock issuance to Hughes	—	(5,495)	—	(5,495)
Compound embedded derivative with 8.00% Notes Issued in 2013	—	—	(26,203)	(26,203)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(213,439)	(213,439)
Total liabilities measured at fair value	$—	$(5,495)	$(239,642)	$(245,137)

	Fair Value Measurements at December 31, 2014:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$46	$—	$46
Total assets measured at fair value	$—	$46	$—	$46

Liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	$(79,040)	(79,040)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(362,510)	(362,510)
Total liabilities measured at fair value	$—	$—	$(441,550)	$(441,550)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

The Company has one liability classified as Level 2. As described in Note 6: Commitments, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature requires the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on March 31, 2016. The value of this option is calculated using a Black-Scholes pricing model. This liability is marked to market at each balance sheet date and through the settlement date.

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	Level 3 Inputs at December 31, 2015:
	Stock Price Volatility	Risk-Free Interest Rate	Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	75 - 90%	1.1%	$0.73	$1.44
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50 - 90%	2.1%	$0.73	$1.44

	Level 3 Inputs at December 31, 2014:
	Stock Price Volatility	Risk-Free Interest Rate	Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	70 - 100%	1.2%	$0.73	$2.75
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50 - 100%	2.1%	$0.73	$2.75

 Fluctuations in the Company’s stock price are the primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased 48% from December 31, 2014 to December 31, 2015. As the stock price decreases towards the current conversion price for each of the related derivative instruments, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s consolidated balance sheet. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company’s stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31
	2015	2014
Balance at beginning of period	$(441,550)	$(464,449)
Derivative adjustment related to conversions	20,008	306,886
Unrealized gain (loss), included in derivative gain (loss)	181,900	(285,910)
Removal of liability for contingent consideration as no longer recorded at fair value	—	1,923
Balance at end of period	$(239,642)	$(441,550)

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During 2015 and 2014, there were no material items remeasured at fair value on a nonrecurring basis. During 2013, items measured on a nonrecurring basis included the 8.00% Notes Issued in 2013, the Amended and Restated Thermo Loan Agreement with Thermo and equity issued in connection with the Exchange Agreement and the Consent Agreement. As a result of certain transactions that have occurred with the Company’s debt instruments, the Company was required to record these items at fair value as of the date of the respective agreements. See below for a further discussion of the fair value measurement for each item measured on a nonrecurring basis.

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

Amended and Restated Loan Agreement with Thermo

The Company was required to record this Loan Agreement initially at fair value as the amendment and restatement of the Loan Agreement was considered to be an extinguishment of debt. Level 3 inputs were required to be used as there is not an active market for this debt instrument. As of the amendment and restatement date in 2013, the fair value of the Loan Agreement was $19.0 million and the fair value of the compound embedded derivative liability was $101.1 million, for a total fair value of the Loan Agreement of $120.1 million. As stated above, the value of the compound embedded derivative was bifurcated from the

Loan Agreement and is marked to market on a recurring basis. The Company recorded a loss on extinguishment of debt of $66.1 million in its consolidated statement of operations for the third quarter of 2013. This loss was computed as the difference between the fair value of the debt, as amended and restated, and its carrying value just prior to amendment and restatement. See Note 3: Long-Term Debt and Other Financing Arrangements and Note 4: Derivatives for further discussion.

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

Equity issued in connection with the Consent Agreement

On May 20, 2013, the Company and Thermo entered into the Consent Agreement. The commitments between the Company and Thermo pursuant to the Consent Agreement represent a written forward contract under the applicable accounting rules. The equity issuances under the Consent Agreement are therefore required to be recorded at fair value. On May 20, 2013, the Company and Thermo also entered into the Common Stock Purchase Agreement, and subsequently on October 14, 2013, the Common Stock Purchase and Option Agreement. Those agreements defined the pricing terms for certain equity purchases under the Consent Agreement. The following table summarizes the amount invested in the Company pursuant to the Consent Agreement with Thermo (dollars in thousands, except amounts per share):

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

Long-Lived Assets

During 2015, no impairment loss was recorded on long-lived assets. During 2014, the Company recorded a loss of $0.1 million related to an adjustment made to the carrying value of certain items included in construction in progress. This loss is recorded in operating expenses in the consolidated statement of operations during the respective years. For assets that are no longer providing service, the Company removes the estimated cost and accumulated depreciation from property and equipment.

	Fair Value Measurements at December 31, 2014:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Property and equipment, net	$—	$—	$1,113,560	$84
Total	$—	$—	$1,113,560	$84

6. COMMITMENTS

Contractual Obligations

As of December 31, 2015, the Company had purchase commitments with Thales, Hughes Network Systems, LLC (“Hughes”) and Ericsson Inc. ("Ericsson") related to the procurement, deployment and maintenance of the second-generation network. The Company is obligated to make payments under these purchase commitments totaling $9.1 million during 2016.

Second-Generation Satellites

As of December 31, 2015, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. Discussions between the Company and Thales are ongoing regarding certain deliverables under this contract.

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

Hughes Network Systems

In May 2008, the Company entered into a contract with Hughes under which Hughes will design, supply and implement the Radio Access Network (RAN) ground network equipment and software upgrades for installation at a number of the Company’s satellite gateway ground stations and satellite interface chips to be used in various next-generation Globalstar devices.

In August 2013, the Company entered into an agreement with Hughes under which Hughes had the option to receive all or any portion of the deferred payments and accrued interest in the Company's common stock. If Hughes chose to receive any payment in stock, shares would be provided at a 7% discount based upon a trailing volume weighted average price calculation. Hughes elected to receive payment in the form of shares of common stock for approximately $14.4 million of certain milestone payments and accrued interest. In valuing the Company's obligation to issue discounted shares to Hughes, a loss of approximately $1.0 million was recorded in the consolidated statement of operations for the year ended December 31, 2013.

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

In March 2015, the Company entered into an agreement with Hughes for the design, development, build, testing and delivery of four custom test equipment units for a total of $1.9 million. This test equipment was delivered during the fourth quarter of 2015. In April 2015, the Company extended the scope of work for delivery of two additional RANs for a total of $4.0 million. These RANs were delivered in February 2016. In July 2015, the Company and Hughes formally amended the contract to include the revised scope of work set forth in the March 2015 and April 2015 letter agreements.

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, including those related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. The portion of these contract payments related to future milestone work is included in Prepaid second-generation ground costs on the consolidated balance sheet as of December 31, 2015. As the contract milestones are achieved, the related costs will be reclassified from Prepaid second-generation ground costs to construction in progress within Property and equipment. The Company recorded a loss equal to the value of the 7% discount of $1.2 million in its consolidated statement of operations for the three months ended June 30, 2015. In the April 2015 agreement (as amended), Globalstar agreed to provide downside protection through March 31, 2016. This feature requires that the Company issue additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on March 31, 2016. Pursuant to this agreement, the Company recorded a $5.5 million liability as of December 31, 2015, up from $4.7 million as of September 30, 2015 and $1.7 million as of June 30, 2015. These estimates of the value of this option were calculated using a Black-Scholes pricing model. This liability is marked to market at each balance sheet date and through the settlement date. The Company recorded this estimated loss and subsequent changes in its consolidated statement of operations for the year ended December 31, 2015.

Ericsson

In October 2008, the Company entered into a contract with Ericsson to develop, implement and maintain a ground interface, or core network system, which will be installed at a number of the Company’s satellite gateway ground stations. In July 2014, the parties signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program time line. Prior to the amended and restated contract being finalized, Ericsson and the Company agreed to defer certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, the Company signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, the parties executed a new letter agreement under which Ericsson waived the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, the Company reversed these amounts from accounts payable, accrued expenses and construction in progress on the Company's consolidated balance sheet. In August 2015, the Company and Ericsson executed a second amendment to the 2014 contract which incorporated revised payment and pricing schedules. This amendment also reflected an accelerated timeline for the project providing that the work is estimated to be completed in the second quarter, instead of the third quarter, of 2016. As of December 31, 2015, the remaining amount due under the contract is $7.6 million.

Other Second-Generation Commitments

The Company has signed various licensing and royalty agreements necessary for the manufacture and distribution of its second-generation products, which are expected to be introduced in 2016. Payments made under these agreements were $4.8 million as of December 31, 2015, including $4.5 million recorded in noncurrent assets on the Company's consolidated balance sheet. Future contractual obligations are expected to be $0.8 million in 2016, $0.6 million in 2017 and $0.6 million in 2018. The Company will expense these amounts through depreciation expense over the life of the gateway, maintenance expense over the term of the services, or cost of goods sold on a per unit basis as these units are manufactured, sold, or activated.

Future Minimum Lease Obligations

The Company has noncancelable operating leases for facilities and equipment throughout the United States and around the world, including Louisiana, California, Florida, Canada, Ireland, France, Brazil, Panama, and Singapore. The leases expire on various dates through 2021. The following table presents the future minimum lease payments for leases having an initial or remaining noncancelable lease term in excess of one year (in thousands) as of December 31, 2015, excluding possible lease payment reimbursement from the State of Louisiana pursuant to the Cooperative Endeavor Agreement the Company entered into with the Louisiana Department of Economic Development (See Note 8: Accrued Expenses and Non-Current Liabilities):

2016	$1,297
2017	1,252
2018	1,124
2019	280
2020	252
Thereafter	129
Total minimum lease payments	$4,334

Rent expense for 2015, 2014 and 2013 was approximately $1.3 million, $1.4 million and $2.0 million, respectively.

7. CONTINGENCIES

Arbitration

On June 3, 2011, the Company filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the Amended and Restated Contract for the construction of the Globalstar Satellite for the Second Generation Constellation dated and executed in June 2009 (“2009 Contract”). The Company did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that the Company had terminated the 2009 Contract "for convenience" and had materially breached the contract by failing to pay to Thales the €51.3 million in termination charges required under the contract. The tribunal additionally determined that absent further agreement between the parties, Thales has no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. Based on these determinations, the tribunal directed the Company to pay Thales approximately €53 million in termination charges, plus interest, by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company entered into a tolling agreement as of June 13, 2013, under which Thales dismissed the New York Proceeding without prejudice. Thales may refile the petition at a later date and pursue the confirmation of the arbitration award, which the Company would oppose. The tolling agreement has expired. Should Thales be successful in confirming the arbitration award, this would have a material adverse effect on the Company’s financial condition, results of operation and liquidity.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s consolidated balance sheet as of December 31, 2015 and 2014. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, Globalstar agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of December 31, 2015, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement, and therefore it would survive any termination of the Settlement Agreement. As of December 31, 2015, no party had terminated the Settlement Agreement. Each of the Settlement Agreement and the Release Agreement provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof.

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

8. ACCRUED EXPENSES AND NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued interest	$317	$827
Accrued liability for potential stock issuance to Hughes	5,495	—
Accrued compensation and benefits	2,098	2,597
Accrued property and other taxes	4,125	6,727
Accrued customer liabilities and deposits	3,216	2,751
Accrued professional and other service provider fees	1,601	1,925
Accrued liability for contingent consideration	—	481
Accrued commissions	1,216	686
Accrued telecommunications expenses	1,487	1,135
Accrued satellite and ground costs	60	1,531
Accrued inventory	502	1,189
Other accrued expenses	2,322	2,493
Total accrued expenses	$22,439	$22,342

Accrued liability for potential stock issuance to Hughes includes the estimated value at December 31, 2015 of the downside protection that the Company provided to Hughes in connection with its April 2015 agreement (as amended).  See Note 5: Fair Value Measurements and Note 6: Commitments for further discussion.

Other accrued expenses primarily include advertising, vendor services, warranty reserve, maintenance, rent, payments to IGOs and estimated payroll shortfall under Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (“LED”).

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$129	$142	$235
Provision	279	246	189
Utilization	(307)	(259)	(282)
Balance at end of period	$101	$129	$142

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Long-term accrued interest	$96	$131
Asset retirement obligation	1,302	1,184
Deferred rent and other deferred expense	593	748
Capital lease obligations	94	40
Liability related to the Cooperative Endeavor Agreement with the State of Louisiana	716	1,007
Uncertain income tax positions	5,795	6,061
Foreign tax contingencies	2,311	3,034
Total other non-current liabilities	$10,907	$12,205

The Company relocated to Louisiana in 2011. In connection with its relocation, the Company entered into a Cooperative Endeavor Agreement with the LED whereby the Company would be reimbursed for certain qualified relocation costs and lease expenses. In accordance with the terms of the agreement, these reimbursement costs, not to exceed $8.1 million, will be reimbursed to the Company as incurred provided the Company maintains required annual payroll levels in Louisiana through 2019. Under the terms of the agreement, the Company was reimbursed a total of $4.6 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through December 31, 2015.

LED will continue to reimburse the Company approximately $352,000 per year through 2019 for certain qualifying lease expenses, provided the Company meets the required payroll levels set forth in the agreement. If the Company fails to meet the required payroll in any project year, the Company will reimburse LED for a portion of the shortfall not to exceed the total reimbursement received from LED. The Company has projected that it will not meet the required payroll levels set forth in the agreement. As of December 31, 2015, the estimated impact of the payroll shortfall in future years is approximately $0.8 million and is included in accrued expenses and non-current liabilities.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates relate to normal purchase transactions and were $0.6 million and $0.5 million at each of December 31, 2015 and 2014, respectively.

Transactions with Thermo

Thermo incurs certain expenses on behalf of the Company.  The table below summarizes the total expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2015	2014	2013
General and administrative expenses	$320	$274	$268
Non-cash expenses	548	548	548
Loss on sale of equity issuance	—	—	16,373
Loss on extinguishment of debt related to amendment and restatement of Thermo Loan Agreement	—	—	66,088
Total	$868	$822	$83,277

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

In June 2009, the Company entered into a Contingent Equity Agreement with Thermo, under which Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. The Company has drawn the entire $60.0 million from this account as well as interest earned from the funds previously held in this account of approximately $1.1 million. Since the origination of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase 41.5 million shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement and 160.9 million shares of common stock resulting from the Company's draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement. The Company also issued to Thermo 2.1 million shares of common stock resulting from the interest earned from the funds previously held in this account.

Since June 2009, Thermo and its affiliates have also purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes Issued in 2009, and loaned $37.5 million to the Company to fund the debt service reserve account.

On May 20, 2013, the Company issued 8.00% Notes Issued in 2013 in exchange for 5.75% Notes. In connection with this exchange, the Company entered into the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement (see Note 3: Long-Term Debt and Other Financing Arrangements for further discussion). During 2013, Thermo and its affiliates funded $65.0 million in accordance with these agreements.

In July 2013, the Company and Thermo entered into an Amended and Restated Loan Agreement. As a result of this transaction, the Company was required to record this Loan Agreement initially at fair value as the amendment and restatement of the Loan Agreement was considered to be an extinguishment of debt. As of the amendment and restatement date the fair value of the Loan Agreement was $120.1 million. The Company recorded a loss on extinguishment of debt of $66.1 million in its consolidated statement of operations during the third quarter of 2013. The Company computed this loss as the difference between the fair value of the debt, as amended and restated, and its carrying value just prior to amendment and restatement. During 2013, the Company recognized a loss on the sale of these shares of approximately $16.4 million (included in other income/expense on the consolidated statement of operations), representing the difference between the purchase price and the fair value of the Company’s common stock (measured as the closing stock price on the date of each sale).

During 2014, Thermo exercised warrants that were scheduled to expire, including warrants for 4.2 million shares of the Company's stock issued as partial consideration for the Amended and Restated Thermo Loan Agreement, resulting in the issuance of 4.2 million shares of Globalstar common stock; warrants for 11.3 million shares issued in connection with the annual availability fee for the Contingent Equity Agreement in 2009, resulting in the issuance of 11.3 million shares of Globalstar common stock; and 8.00% Warrants issued in 2009 to purchase 16.3 million shares of Globalstar common stock, resulting in the issuance of 14.7 million shares of Globalstar common stock. As of December 31, 2015, warrants to purchase approximately 30.2 million shares issued under the Contingent Equity Agreement and 8.0 million 5.0% Warrants remain outstanding, all of which are held by Thermo and are scheduled to expire between June 2016 and June 2017.

In August 2015, the Company entered into an Equity Agreement with Thermo. Thermo agreed to purchase up to $30.0 million in equity securities of the Company if the Company so requests or if an event of default is continuing under the Facility Agreement and funds are not available under the August 2015 Terrapin Agreement. Thermo’s consideration for this commitment was added to the principal amount owed to Thermo under the Thermo Loan Agreement. If the Company requires Thermo to purchase equity securities under this commitment, the price per share of common stock will be calculated in the same manner as in the August 2015 Terrapin Agreement. In August 2015 and February 2016, the Company drew $15.0 million and $6.5 million, respectively, under the August 2015 Terrapin Agreement. These proceeds reduced Thermo's remaining cash equity commitment under the Equity Agreement to $8.5 million as of the filing date of this Report.

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

10. PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Plan

Until June 1, 2004, substantially all Old and New Globalstar employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral (the "Loral Plan"), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan as of October 23, 2003. Prior to October 23, 2003, benefits for the Loral Plan were generally based upon contributions, length of service with the Company and age of the participant. On June 1, 2004, the assets and frozen pension obligations of the Globalstar Segment of the Loral Plan were transferred into a new Globalstar Retirement Plan (the "Globalstar Plan"). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. The Company's funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations.

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets, and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$18,932	$16,685
Service cost	111	103
Interest cost	744	781
Actuarial (gain) loss	(1,071)	2,489
Benefits paid	(1,121)	(1,126)
Projected benefit obligation, end of year	$17,595	$18,932
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$13,433	$13,156
Return on plan assets	66	673
Employer contributions	407	730
Benefits paid	(1,121)	(1,126)
Fair value of plan assets, end of year	$12,785	$13,433
Funded status, end of year-net liability	$(4,810)	$(5,499)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net periodic benefit cost:
Service cost	$111	$103	$85
Interest cost	744	781	671
Expected return on plan assets	(862)	(932)	(813)
Amortization of unrecognized net actuarial loss	512	281	518
Total net periodic benefit cost	$505	$233	$461

Amounts recognized in the consolidated balance sheet were as follows (in thousands):

	December 31,
	2015	2014
Amounts recognized:
Funded status recognized in other non-current liabilities	$(4,810)	$(5,499)
Net actuarial loss recognized in accumulated other comprehensive loss	6,163	6,950
Net amount recognized in retained deficit	$1,353	$1,451

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Benefit obligation assumptions:
Discount rate	4.38%	4.03%	4.80%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	4.03%	4.80%	3.75%
Expected rate of return on plan assets	6.50%	7.12%	7.12%
Rate of compensation increase	N/A	N/A	N/A

The assumptions, investment policies and strategies for the Globalstar Plan are determined by the Globalstar Plan Committee. The Globalstar Plan Committee is responsible for ensuring the investments of the plans are managed in a prudent and effective manner. Amounts related to the pension plan are derived from actuarial and other assumptions, including discount rates, mortality, expected rate of return, participant data and termination. The Company reviews assumptions on an annual basis and makes adjustments as considered necessary.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plan, the asset mix of the plan and the fact that the plan assets are actively managed to mitigate risk.

Plan Assets and Investment Policies and Strategies

The plan assets are invested in various mutual funds which have quoted prices. The plan has a target allocation. On a weighted-average basis, target allocations for equity securities range from 50% to 60%, for debt securities 25% to 50% and for other investments 0% to 15%. The defined benefit pension plan asset allocations as of the measurement date presented as a percentage of total plan assets were as follows:

	December 31,
	2015	2014
Equity securities	55%	56%
Debt securities	32	30
Other investments	13	14
Total	100%	100%

The fair values of the Company’s pension plan assets by asset category were as follows (in thousands):

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$5,688	$—	$5,688	$—
International equity securities	1,370	—	1,370	—
Fixed income securities	4,026	—	4,026	—
Other	1,701	—	1,701	—
Total	$12,785	$—	$12,785	$—

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$6,103	$—	$6,103	$—
International equity securities	1,356	—	1,356	—
Fixed income securities	4,034	—	4,034	—
Other	1,940	—	1,940	—
Total	$13,433	$—	$13,433	$—

  Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan was $17.6 million and $18.9 million at December 31, 2015 and 2014, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2016	$969
2017	962
2018	969
2019	991
2020	992
2021 - 2025	5,236

For 2015 and 2014, the Company contributed $0.4 million and $0.7 million, respectively, to the Globalstar Plan.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.3 million, $0.3 million and $0.2 million for 2015, 2014, and 2013, respectively.

11. TAXES

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal tax	$—	$—	$—
State tax	34	20	240
Foreign tax	(211)	2,430	898
Total	(177)	2,450	1,138
Deferred:
Federal and state tax	—	—	—
Foreign tax provision (benefit)	1,569	(1,569)	—
Total	1,569	(1,569)	—
Income tax expense	$1,392	$881	$1,138

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. income (loss)	$109,411	$(461,250)	$(585,801)
Foreign income (loss)	(35,697)	(735)	(4,177)
Total income (loss) before income taxes	$73,714	$(461,985)	$(589,978)

As of December 31, 2015, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $1.5 billion and $142.6 million, respectively. As of December 31, 2014, the Company had cumulative U.S. and foreign net operating loss carry-forwards for income tax reporting purposes of approximately $1.3 billion and $159.2 million, respectively. The net operating loss carry-forwards expire from 2016 through 2034.

The Company has not provided United States income taxes and foreign withholding taxes on approximately $2.3 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management determines that it intends to repatriate the earnings.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2015	2014
Federal and foreign net operating loss and credit carry-forwards	$641,001	$554,122
Property and equipment and other long-term assets	(32,698)	102,179
Accruals and reserves	25,124	29,315
Deferred tax assets before valuation allowance	633,427	685,616
Valuation allowance	(633,427)	(684,047)
Net deferred income tax assets	$—	$1,569

The change in the valuation allowance during 2015 and 2014 was $50.6 million and $133.8 million, respectively, was due to the Company providing valuation allowances against all of the tax benefit generated from the consolidated net losses in both periods. The change in property and equipment and other long-term deferred tax assets during 2015 and 2014 was driven primarily by depreciation due to the difference between tax and book depreciable lives.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision at U.S. statutory rate of 35%	$25,788	$(161,702)	$(206,576)
State income taxes, net of federal benefit	6,597	(27,656)	(34,923)
Change in valuation allowance (excluding impact of foreign exchange rates)	(39,686)	136,717	204,972
Effect of foreign income tax at various rates	4,739	243	508
Permanent differences	7,046	33,138	38,911
Change in unrecognized tax benefit	712	(3,839)	388
Net change in permanent items due to provision to tax return	(3,099)	21,008	—
Other (including amounts related to prior year tax matters)	(705)	2,972	(2,142)
Total	$1,392	$881	$1,138

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

In January 2012, the Company’s Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2008 and 2009 had been selected for audit. The Canada Revenue Agency has reviewed the information provided by the Canadian subsidiary and has issued an assessment for those years under audit. The Canadian subsidiary filed an objection for the cash settlement and for the net operating loss carry forward to be adjusted for the assessed amount. The Canada Revenue Agency has accepted the objection and has adjusted the Canadian subsidiary’s net operating loss carryforward schedule.

Except for the audits noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2011 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

 Through a prior foreign acquisition the Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of December 31, 2015 and 2014, the Company had recorded a tax liability of $0.3 million and $1.1 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners, which is included in Intangible and Other Assets in the accompanying balance sheets. An agreement was reached in November 2014 to settle the outstanding tax liability by utilization of the Brazilian Tax Amnesty program and the accumulated fiscal losses related to tax periods preceding the date of the agreement. Until this settlement is confirmed by the Brazilian tax authorities, the Company will maintain a liability on its consolidated balance sheet. The Company may be exposed to liabilities in the future if its subsidiary in Brazil, after making use of all available tax benefits and fiscal losses, incurs additional tax liabilities for which it may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2005 and subsequent years in most of the Company's international tax jurisdictions.

A rollforward of the Company's unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2015	$3,550
Gross decreases based on tax positions related to current year	280
Gross increases based on tax positions related to prior years	—
Gross unrecognized tax benefits at December 31, 2015	$3,830

Gross unrecognized tax benefits at January 1, 2014	$7,083
Gross decreases based on tax positions related to current year	(3,533)
Gross increases based on tax positions related to prior years	—
Gross unrecognized tax benefits at December 31, 2014	$3,550

The unrecognized tax benefit at December 31, 2015 does not include any derecognized amounts which could potentially reduce the effective income tax rate in future periods. Due to the expiration of the statute of limitations associated with the tax position of one of our foreign subsidiaries, a significant decrease in the Company's unrecognized tax benefits is possible within twelve months of December 31, 2015.

As of December 31, 2015 and 2014, the Company had recorded cumulative interest and penalties of $2.0 million and $1.8 million, respectively, in connection with the adjustments related to Accounting Standards Codification Topic 740 Accounting for Uncertainty in Income Taxes. The Company classifies interest and penalties as a component of income tax expense.

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

12. GEOGRAPHIC INFORMATION

The Company attributes equipment revenue to various countries based on the location where equipment is sold.  Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract.  Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset at a given fiscal year-end, except for the Company’s satellites which are included in the long-lived assets of the United States.  The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
Service:
United States	$50,832	$46,519	$44,909
Canada	14,553	14,584	12,436
Europe	5,738	5,536	4,085
Central and South America	2,407	2,623	2,678
Others	594	561	536
Total service revenue	74,124	69,823	64,644
Subscriber equipment:
United States	7,823	10,931	11,284
Canada	4,339	5,668	3,913
Europe	1,710	2,123	1,708
Central and South America	2,087	1,279	1,094
Others	407	240	68
Total subscriber equipment revenue	16,366	20,241	18,067
Total revenue	$90,490	$90,064	$82,711

	Year Ended December 31,
	2015	2014
Long-lived assets:
United States	$1,073,327	$1,108,675
Canada	510	357
Europe	484	413
Central and South America	2,782	3,309
Other	457	806
Total long-lived assets	$1,077,560	$1,113,560

13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$72,322	$(462,866)	$(591,116)
Effect of dilutive securities:
8.00% Notes Issued in 2013	2,398	—	—
Thermo Loan Agreement	8,903	—	—
Income (loss) to common stockholders plus assumed conversions	$83,623	$(462,866)	$(591,116)
Weighted average common shares outstanding:
Basic shares outstanding	1,020,149	934,356	614,959
Incremental shares from assumed exercises of:
Stock options, restricted stock, restricted stock units and ESPP	8,559	—	—
8.00% Notes Issued in 2013	27,853	—	—
Thermo Loan Agreement	136,710	—	—
Warrants	37,123	—	—
Diluted shares outstanding	1,230,394	934,356	614,959
Earnings (loss) per share:
Basic	$0.07	$(0.50)	$(0.96)
Diluted	$0.07	$(0.50)	$(0.96)

For the years ended December 31, 2014 and 2013, 194.4 million and 316.5 million shares of potential common stock, respectively, were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

14. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2015 and 2014, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 18.2 million and 19.1 million, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. The options generally vest in equal installments over three or four years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.
The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The market price of common stock has been volatile at times in recent years. The Company makes judgmental adjustments to project volatility during the expected term of the options, considering, among other things, historical volatility of the share prices of its peer group and expectations with regard to business conditions that may impact stock price fluctuations or stability. The Company estimates expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods.  The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	Less than 1 - 2%	Less than 1 - 2%	Less than 1 - 2%
Expected term of options (years)	6	5	2 - 6
Volatility	72%	72%	72 - 115%
Weighted average grant-date fair value per share	$1.43	$1.67	$0.70

The following table represents the Company’s stock option activity for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	7,738,905	$1.33
Granted	829,700	2.25
Exercised	(303,325)	0.56
Forfeited or expired	(300,600)	3.85
Outstanding at December 31, 2015	7,964,680	1.36

Exercisable at December 31, 2015	5,751,060	$1.08

The following table summarizes the aggregate intrinsic value of stock options exercised during the years indicated below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Intrinsic value of stock options exercised	$492	$5,083	$2,263

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Net cash proceeds during the year ended December 31, 2015 from the exercise of stock options were $0.2 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2015 was $3.5 million with a remaining contractual life of 6.5 years. The aggregate intrinsic value of all vested stock options at December 31, 2015 was $3.1 million with a remaining contractual life of 5.7 years.

The following table presents compensation expense related to stock options for the years indicated below (in millions):

	Year Ended December 31,
	2015	2014	2013
Total compensation expense	$1.2	$1.5	$0.5

As of December 31, 2015, unrecognized compensation expense related to nonvested stock options outstanding was approximately $2.2 million to be recognized over a weighted-average period of 2.4 years.

The Company adjusts its estimates of expected forfeitures of equity awards based upon its review of recent forfeiture activity and expected future employee turnover. The Company considers the impact of both pre-vesting forfeitures and post-vesting cancellations for purposes of evaluating forfeiture estimates. The effect of adjusting the forfeiture rate is recognized in the period in which the forfeiture estimate is changed.

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

Restricted Stock

Shares of restricted stock generally vest one year from the grant date or in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. Compensation expense associated with restricted stock is measured based on the grant date fair value of the common stock and is recognized on a straight line basis over the vesting period. The table below summarizes the weighted average grant-date fair value of restricted stock for the indicated periods:

	Year Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value	$1.84	$3.32	$1.06

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	808,498	$2.81
Granted	1,249,191	1.84
Vested	(628,902)	2.42
Forfeited	(48,122)	3.38
Nonvested at December 31, 2015	1,380,665	$2.09

The following table represents the compensation expense related to restricted stock for the years indicated below (in millions):

	Year Ended December 31,
	2015	2014	2013
Total compensation expense	$1.4	$1.6	$—

During 2013, the Company recognized less than $0.1 million of stock award expense as the compensation expense was offset primarily by the effect of forfeitures in that year. As of December 31, 2015, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $2.7 million to be recognized over a weighted-average period of 2.4 years.

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

The Plan permits eligible employees to purchase shares of common stock during two semi-annual offering periods beginning on June 15 and December 15 (the “Offering Periods”), unless adjusted by the Company's Board of Directors or one of its designated committees. Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase in any calendar year no more than the lesser of $25,000 in fair market value of common stock or 500,000 shares of common stock, as measured as of the first day of each applicable Offering Period. The price an employee pays is 85% of the fair market value of common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first day or the last day of the Offering Period.

For the years ended December 31, 2015 and 2014, the Company received $0.6 million and $0.5 million, respectively, related to shares issued under this plan. For 2015 and 2014 the Company recorded compensation expense of approximately $0.4 million and $0.4 million, respectively, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 2.9 million shares through December 31, 2015 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	Less than 1.00%	Less than 1.00%
Expected term (months)	6	6
Volatility	100%	100%
Weighted average grant-date fair value per share	$1.07	$1.24

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2015	2014
Accumulated minimum pension liability adjustment	$(6,163)	$(6,950)
Accumulated net foreign currency translation adjustment	1,330	4,052
Total accumulated other comprehensive loss	$(4,833)	$(2,898)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information (amounts in thousands, except per share data):

	Quarter Ended
2015	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$21,022	$23,023	$23,678	$22,767
Loss from operations	$(17,185)	$(17,417)	$(16,089)	$(15,913)
Net income/(loss)	$(129,727)	$204,767	$24,098	$(26,816)
Basic income/(loss) per common share	$(0.13)	$0.20	$0.02	$(0.03)
Diluted income/(loss) per common share	$(0.13)	$0.17	$0.02	$(0.03)
Shares used in basic per share calculations	1,000,845	1,009,917	1,031,398	1,037,880
Shares used in diluted per share calculations	1,000,845	1,205,450	1,234,551	1,037,880

	Quarter Ended
2014	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$20,536	$23,994	$23,441	$22,093
Loss from operations	$(20,575)	$(25,035)	$(18,093)	$(32,192)
Net income/(loss)	$(250,541)	$(433,730)	$129,390	$92,015
Basic income/(loss) per common share	$(0.29)	$(0.48)	$0.13	$0.09
Diluted income/(loss) per common share	$(0.29)	$(0.48)	$0.11	$0.08
Shares used in basic per share calculations	849,321	904,994	987,668	993,427
Shares used in diluted per share calculations	849,321	904,994	1,189,190	1,192,263

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s issuance of the 8.00% Notes issued in 2013, certain of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly, and severally guaranteed the payment obligations under these notes. The following condensed financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,530	$719	$3,227	$—	$7,476
Accounts receivable, net of allowance	4,521	5,215	4,461	339	14,536
Intercompany receivables	859,370	465,488	34,742	(1,359,600)	—
Inventory	2,148	6,321	3,554	—	12,023
Prepaid expenses and other current assets	2,399	291	1,766	—	4,456
Total current assets	871,968	478,034	47,750	(1,359,261)	38,491
Property and equipment, net	1,069,605	3,722	4,587	(354)	1,077,560
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	12,037	—	14,994	(27,031)	—
Investment in subsidiaries	(298,976)	9,512	32,946	256,518	—
Deferred financing costs	57,906	—	—	—	57,906
Prepaid second-generation ground costs	8,929	—	—	—	8,929
Intangible and other assets, net	11,384	280	464	(11)	12,117
Total assets	$1,770,771	$491,548	$100,741	$(1,130,139)	$1,232,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt	$32,835	$—	$—	$—	$32,835
Accounts payable	4,867	2,439	1,387	—	8,693
Accrued contract termination charge	18,546	—	—	—	18,546
Accrued expenses	9,816	6,949	5,674	—	22,439
Intercompany payables	580,383	604,999	179,105	(1,364,487)	—
Payable to affiliates	616	—	—	—	616
Deferred revenues	1,980	17,722	4,200	—	23,902
Total current liabilities	649,043	632,109	190,366	(1,364,487)	107,031
Long-term debt, less current portion	606,192	—	—	—	606,192
Employee benefit obligations	4,810	—	—	—	4,810
Intercompany notes payable	5,564	—	13,970	(19,534)	—
Derivative liabilities	239,642	—	—	—	239,642
Deferred revenue	6,027	386	—	—	6,413
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,567	305	9,035	—	10,907
Total non-current liabilities	884,597	691	23,005	(19,534)	888,759
Stockholders' equity	237,131	(141,252)	(112,630)	253,882	237,131
Total liabilities and stockholders' equity	$1,770,771	$491,548	$100,741	$(1,130,139)	$1,232,921

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,166	$672	$3,283	$—	$7,121
Accounts receivable, net of allowance	4,470	5,265	4,955	325	15,015
Intercompany receivables	755,482	441,525	23,967	(1,220,974)	—
Inventory	2,018	8,424	4,292	—	14,734
Prepaid expenses and other current assets	3,465	303	4,176	—	7,944
Total current assets	768,601	456,189	40,673	(1,220,649)	44,814
Property and equipment, net	1,105,670	3,002	5,776	(888)	1,113,560
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	13,006	—	8,285	(21,291)	—
Investment in subsidiaries	(265,249)	4,734	30,552	229,963	—
Deferred financing costs	63,862	—	—	—	63,862
Intangible and other assets, net	6,707	541	1,031	(13)	8,266
Total assets	$1,730,515	$464,466	$86,317	$(1,012,878)	$1,268,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,450	$—	$—	$—	$6,450
Accounts payable	3,310	1,755	1,857	—	6,922
Accrued contract termination charge	21,308	—	—	—	21,308
Accrued expenses	6,638	7,213	8,491	—	22,342
Intercompany payables	508,503	563,183	153,067	(1,224,753)	—
Payables to affiliates	481	—	—	—	481
Deferred revenue	3,185	15,378	3,177	—	21,740
Total current liabilities	549,875	587,529	166,592	(1,224,753)	79,243
Long-term debt, less current portion	623,640	—	—	—	623,640
Employee benefit obligations	5,499	—	—	—	5,499
Intercompany notes payable	2,000	—	15,148	(17,148)	—
Derivative liabilities	441,550	—	—	—	441,550
Deferred revenue	6,229	343	—	—	6,572
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	2,011	294	9,900	—	12,205
Total non-current liabilities	1,101,724	637	25,048	(17,148)	1,110,261
Stockholders’ equity	78,916	(123,700)	(105,323)	229,023	78,916
Total liabilities and stockholders’ equity	$1,730,515	$464,466	$86,317	$(1,012,878)	$1,268,420

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$76,746	$2,591	$19,939	$(25,152)	$74,124
Subscriber equipment sales	808	12,093	8,444	(4,979)	16,366
Total revenue	77,554	14,684	28,383	(30,131)	90,490
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	12,642	11,106	11,872	(5,005)	30,615
Cost of subscriber equipment sales	64	10,580	5,922	(4,752)	11,814
Marketing, general and administrative	8,506	16,744	12,168	—	37,418
Depreciation, amortization, and accretion	75,313	1,203	21,219	(20,488)	77,247
Total operating expenses	96,525	39,633	51,181	(30,245)	157,094
Loss from operations	(18,971)	(24,949)	(22,798)	114	(66,604)
Other income (expense):
Loss on extinguishment of debt	(2,254)	—	—	—	(2,254)
Loss on equity issuance	(6,663)	—	—	—	(6,663)
Interest income and expense, net of amounts capitalized	(35,301)	(27)	(536)	10	(35,854)
Derivative gain	181,860	—	—	—	181,860
Equity in subsidiary earnings	(47,308)	(13,132)	—	60,440	—
Other	959	465	1,599	206	3,229
Total other income (expense)	91,293	(12,694)	1,063	60,656	140,318
Income (loss) before income taxes	72,322	(37,643)	(21,735)	60,770	73,714
Income tax expense	—	34	1,358	—	1,392
Net income (loss)	$72,322	$(37,677)	$(23,093)	$60,770	$72,322
Defined benefit pension plan liability adjustment	787	—	—	—	787
Net foreign currency translation adjustment	—	—	(2,742)	20	(2,722)
Total comprehensive income (loss)	$73,109	$(37,677)	$(25,835)	$60,790	$70,387

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$75,590	$5,069	$22,252	$(33,088)	$69,823
Subscriber equipment sales	434	14,568	11,212	(5,973)	20,241
Total revenue	76,024	19,637	33,464	(39,061)	90,064
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	11,320	9,586	9,401	(639)	29,668
Cost of subscriber equipment sales	2,220	9,492	11,861	(8,716)	14,857
Cost of subscriber equipment sales - reduction in the value of inventory	7,362	6,776	7,546	—	21,684
Marketing, general and administrative	7,171	16,253	14,947	(4,851)	33,520
Reduction in the value of long-lived assets	44	40	—	—	84
Depreciation, amortization, and accretion	76,656	10,176	25,270	(25,956)	86,146
Total operating expenses	104,773	52,323	69,025	(40,162)	185,959
Loss from operations	(28,749)	(32,686)	(35,561)	1,101	(95,895)
Other income (expense):
Loss on extinguishment of debt	(39,846)	—	—	—	(39,846)
Loss on equity issuance	(748)	—	—	—	(748)
Interest income and expense, net of amounts capitalized	(42,636)	(34)	(563)	—	(43,233)
Derivative loss	(286,049)	—	—	—	(286,049)
Equity in subsidiary earnings	(67,150)	(4,734)	—	71,884	—
Other	2,312	593	1,411	(530)	3,786
Total other income (expense)	(434,117)	(4,175)	848	71,354	(366,090)
Loss before income taxes	(462,866)	(36,861)	(34,713)	72,455	(461,985)
Income tax expense	—	20	861	—	881
Net loss	$(462,866)	$(36,881)	$(35,574)	$72,455	$(462,866)
Defined benefit pension plan liability adjustment	(2,467)	—	—	—	(2,467)
Net foreign currency translation adjustment	—	—	(1,320)	18	(1,302)
Total comprehensive loss	$(465,333)	$(36,881)	$(36,894)	$72,473	$(466,635)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Service revenues	$69,250	$10,695	$18,536	$(33,837)	$64,644
Subscriber equipment sales	87	13,704	15,452	(11,176)	18,067
Total revenue	69,337	24,399	33,988	(45,013)	82,711
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	10,498	10,559	9,062	91	30,210
Cost of subscriber equipment sales	—	10,860	16,319	(13,556)	13,623
Cost of subscriber equipment sales - reduction in the value of inventory	—	1,300	4,494	—	5,794
Marketing, general and administrative	5,929	15,109	13,620	(4,770)	29,888
Depreciation, amortization, and accretion	72,456	21,286	24,103	(27,253)	90,592
Total operating expenses	88,883	59,114	67,598	(45,488)	170,107
Loss from operations	(19,546)	(34,715)	(33,610)	475	(87,396)
Other income (expense):
Loss on extinguishment of debt	(109,092)	—	—	—	(109,092)
Loss on equity issuance	(17,709)	—	—	—	(17,709)
Interest income and expense, net of amounts capitalized	(66,688)	(42)	(1,096)	(2)	(67,828)
Derivative loss	(305,999)	—	—	—	(305,999)
Equity in subsidiary earnings	(69,790)	(7,242)	—	77,032	—
Other	(2,089)	(257)	209	183	(1,954)
Total other income (expense)	(571,367)	(7,541)	(887)	77,213	(502,582)
Loss before income taxes	(590,913)	(42,256)	(34,497)	77,688	(589,978)
Income tax expense	203	37	898	—	1,138
Net loss	$(591,116)	$(42,293)	$(35,395)	$77,688	$(591,116)
Defined benefit pension plan liability adjustment	3,485	—	—	—	3,485
Net foreign currency translation adjustment	—	—	(888)	32	(856)
Total comprehensive loss	$(587,631)	$(42,293)	$(36,283)	$77,720	$(588,487)

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$(2,349)	$1,767	$2,744	$—	$2,162

Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(25,195)	—	—	—	(25,195)
Property and equipment additions	(2,608)	(1,720)	(1,195)	—	(5,523)
Purchase of intangible assets	(2,520)				(2,520)
Investment in businesses	(240)	—	—	—	(240)
Net cash used in investing activities	(30,563)	(1,720)	(1,195)	—	(33,478)

Cash flows provided by financing activities:
Proceeds from issuance of stock to Terrapin	39,000	—	—	—	39,000
Proceeds from issuance of common stock and exercise of warrants	726	—	—	—	726
Principal payments of the Facility Agreement	(6,450)	—	—	—	(6,450)
Net cash provided by financing activities	33,276	—	—	—	33,276
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,605)	—	(1,605)
Net decrease in cash and cash equivalents	364	47	(56)	—	355
Cash and cash equivalents at beginning of period	3,166	672	3,283	—	7,121
Cash and cash equivalents at end of period	$3,530	$719	$3,227	$—	$7,476

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,770	$983	$228	$—	$3,981

Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(14,604)	—	—	—	(14,604)
Property and equipment additions	(1,876)	(987)	(414)	—	(3,277)
Purchase of intangible assets	(1,396)	—	—	—	(1,396)
Net cash used in investing activities	(17,876)	(987)	(414)	—	(19,277)

Cash flows provided by financing activities:
Proceeds from issuance of common stock and exercise of warrants	9,547			—	9,547
Borrowings from Facility Agreement	(4,046)	—	—	—	(4,046)
Payment of deferred financing costs	(164)	—	—	—	(164)
Net cash provided by financing activities	5,337	—	—	—	5,337
Effect of exchange rate changes on cash and cash equivalents	—	—	(328)	—	(328)
Net decrease in cash and cash equivalents	(9,769)	(4)	(514)	—	(10,287)
Cash and cash equivalents at beginning of period	12,935	676	3,797	—	17,408
Cash and cash equivalents at end of period	$3,166	$672	$3,283	$—	$7,121

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(10,789)	$1,524	$2,803	$—	$(6,462)

Cash flows used in investing activities:
Second-generation satellites, ground and related launch costs (including interest)	(43,693)	—	—	—	(43,693)
Property and equipment additions	—	(1,099)	(552)	—	(1,651)
Investment in businesses	(634)	—	—	—	(634)
Restricted cash	8,859	—	—	—	8,859
Net cash used in investing activities	(35,468)	(1,099)	(552)	—	(37,119)

Cash flows provided by financing activities:
Payments to reduce principal amount of exchanged 5.75% Notes	(13,544)	—	—	—	(13,544)
Payments for 5.75% Notes not exchanged	(6,250)	—	—	—	(6,250)
Payments to lenders and other fees associated with exchange	(2,482)	—	—	—	(2,482)
Proceeds from equity issuance to related party	65,000	—	—	—	65,000
Proceeds from issuance of stock to Terrapin	6,000	—	—	—	6,000
Proceeds from issuance of common stock and exercise of warrants	15,414	—	—	—	15,414
Borrowings from Facility Agreement	672	—	—	—	672
Proceeds from contingent equity agreement	1,071	—	—	—	1,071
Payment of deferred financing costs	(16,909)	—	—	—	(16,909)
Net cash provided by financing activities	48,972	—	—	—	48,972
Effect of exchange rate changes on cash and cash equivalents	—	—	225	—	225
Net increase in cash and cash equivalents	2,715	425	2,476	—	5,616
Cash and cash equivalents at beginning of period	10,220	251	1,321	—	11,792
Cash and cash equivalents at end of period	$12,935	$676	$3,797	$—	$17,408

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2015, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2015.

(b)	Changes in internal control over financial reporting

As of December 31, 2015, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the Consolidated Financial Statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2015.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2015 and 2014
Consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013
Consolidated statements of stockholders’ equity for the years ended December 31, 2015, 2014, and 2013
Consolidated statements of cash flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

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

GLOBALSTAR, INC.

		By:	/s/ James Monroe III
Date:	February 25, 2016		James Monroe III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2016.

Signature	Title

/s/ James Monroe III	Chief Executive Officer and Chairman of the Board
James Monroe III	(Principal Executive Officer)

/s/ Rebecca S. Clary	Chief Financial Officer (Principal Financial and Accounting Officer)
Rebecca S. Clary

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ John Kneuer
John Kneuer	Director

/s/ J. Patrick McIntyre
J. Patrick McIntyre	Director

/s/ Kenneth M. Young
Kenneth M. Young	Director

/s/ Richard S. Roberts
Richard S. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed December 18, 2006)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.3*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.4*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.5*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.6*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.7*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

4.8*
Fourth Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of May 20, 2013, including Form of Global 8% Convertible Senior Note due 2028 (Exhibit 4.1 to Form 8-K filed May 20, 2013)

10.1*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.2*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.3*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.4*†	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.5* †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011 (Exhibit 10.24 to Form 10-K filed March 13, 2012)

10.6* †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011 (Exhibit 10.25 to Form 10-K/A filed June 25, 2012)

10.7 *†	Amendment No. 7 to Contract between Globalstar and Hughes Network Systems LLC dated as of February 1, 2012 (Exhibit 10.1 to Form 10-Q filed May 10, 2012)

10.8*†	Letter Agreement dated March 30, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.2 to Form 10-Q filed May 10, 2012)

10.9*†	Letter Agreement dated June 26, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.1 to Form 10-Q filed August 9, 2012)

10.10*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated September 27, 2012 (Exhibit 10.2 to Form 10-Q filed November 14, 2012)

10.11*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated December 20, 2012 (Exhibit 10.30 to Form 10-K filed March 15, 2013)

10.12*†	Amendment No. 9 to Contract between Globalstar and Hughes Network Systems LLC dated as of January 18, 2013 (Exhibit 10.1 to Form 10-Q filed May 10, 2013)

10.13*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated March 26, 2013 (Exhibit 10.4 to Form 10-Q filed May 10, 2013)

10.14*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated June 28, 2013 (Exhibit 10.2 to Form 10-Q filed August 14, 2013)

10.15*	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated August 7, 2013 (Exhibit 10.8 to Form 10-Q filed November 14, 2013)

10.16*†	Amendment No. 10 to Contract between Globalstar and Hughes Network Systems LLC dated as of August 7, 2013 (Exhibit 10.9 to Form 10-Q filed November 14, 2013)

10.17*	Amendment No. 11 to Contract between Globalstar and Hughes Network Systems LLC dated as of December 17, 2013 (Exhibit 10.37 to Form 10-K filed March 11, 2014)

10.18*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014 (Exhibit 10.1 to Form 10-Q filed August 11, 2014)

10.19*	Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014 (Exhibit 10.2 to Form 10-Q filed August 11, 2014)

10.20*†	Amendment No.12 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of October 16, 2014 (Exhibit 10.2 to Form 10-Q filed November 6, 2014)

10.21*†	Amendment No.13 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of July 16, 2015 (Exhibit 10.1 to Form 10-Q filed August 10, 2015)

10.22†	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of December 3, 2015

10.23*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.24*†	Amendment No. 1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated April 2, 2015 (Exhibit 10.1 to Form 10-Q filed May 8, 2015)

10.25*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2008 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.26* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.27* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.28*†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of October 31, 2011 (Exhibit 10.30 to Form 10-K filed March 13, 2012)

10.29*†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011 (Exhibit 10.31 to Form 10-K filed March 13, 2012)

10.30*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of March 8, 2012 (Exhibit 10.3 to Form 10-Q filed May 10, 2012)

10.31*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of July 23, 2012 (Exhibit 10.2 to Form 10-Q filed August 9, 2012)

10.32*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of January 30, 2013 (Exhibit 10.3 to Form 10-Q filed May 10, 2013)

10.33*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of June 20, 2013 (Exhibit 10.1 to Form 10-Q filed August 14, 2013)

10.34*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of September 1, 2013 (Exhibit 10.7 to Form 10-Q filed November 14, 2013)

10.35*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. effective as of July 22, 2014 (Exhibit 10.1 to Form 10-Q filed November 4, 2014)

10.36*†	Amendment No.1 to Contract between Globalstar, Inc. and Ericsson Inc. effective as of April 2, 2015 (Exhibit 10.1 to Form 10-Q filed May 8, 2015)

10.37*†	Amendment No. 2 to Contract between Globalstar, Inc. and Ericsson Inc. effective as of August 11, 2015 (Exhibit 10.1 to Form 10-Q filed November 5, 2015)

10.38*	Amended and Restated Loan Agreement between Globalstar, Inc., and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Form 8-K filed August 22, 2013)

10.39*
Second Global Amendment and Restatement Agreement dated as of August 7, 2015 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto (Exhibit 10.2 to Form 10-Q filed August 10, 2015)

10.40*	Second Amended and Restated Facility Agreement dated as of August 7, 2015 between Globalstar, Inc., BNP Paribas and the other lenders thereto (Exhibit 10.3 to Form 10-Q filed August 10, 2015)

10.41*	Common Stock Purchase Agreement, dated as of August 7, 2015, by and between Globalstar, Inc. and Terrapin Opportunity, L.P. (Exhibit 10.1 to Form 8-K filed August 10, 2015)

10.42*	Amendment No.1 to Common Stock Purchase Agreement by and between Globalstar, Inc. and Terrapin Opportunity, L.P. (Exhibit 10.1 to Form 8-K filed February 25, 2016)

10.43*	Engagement Letter, dated as of August 7, 2015, by and between Globalstar, Inc. and Financial West Group (Exhibit 10.2 to Form 8-K filed August 10, 2015)

10.44*	Assignment and Assumption Agreement by and among Financial West Group, Merriman Capital, L.P. and Globalstar, Inc. (Exhibit 10.2 to Form 8-K filed February 25, 2016)

10.45*	2015 Equity Commitment and Loan Agreement with Thermo Funding II LLC dated August 7, 2015 (Exhibit 10.2 to Form 10-Q filed November 5, 2015)

Executive Compensation Plans and Agreements
10.46*	Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Annex A to Definitive Proxy Statement filed March 31, 2008)

10.47*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.48*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.49*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.50*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.51*†	2014 Key Employee Cash Bonus Plan (Exhibit 10.1 to Form 10-Q filed May 8, 2014)

10.52*†	2015 Key Employee Cash Bonus Plan (Exhibit 10.2 to Form 10-Q filed May 8, 2015)

10.53†	2016 Key Employee Cash Bonus Plan

10.54	Letter Agreement with David Kagan dated January 11, 2016

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe Horwath LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.