Form 10-K/A
period 2015-12-31
Globalstar, Inc.
filed 2016-02-26
CIK 1366868

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this "Amendment") to the Form 10-K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016 (the “Original Filing”), is to remove the word "unaudited" that was incorrectly included in the column heading for 2015 in the Ratio of Earnings to Fixed Charges table in Exhibit 12.1 to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as Exhibits 31.1 and 31.2 to this Amendment.

Except for the change to the column heading in the table in Exhibit 12.1 as described above, no other changes have been made to the Original Filing, and no financial or other information included in the Original Filing is being modified, amended or updated in any way by this Amendment. This Amendment does not reflect events that may have occurred subsequent to the time of the Original Filing.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

(a)	Documents filed as part of this Amendment:

(3)	Exhibits

See exhibit index.

EXHIBIT INDEX

Description
12.1	Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

		By:	/s/ James Monroe III
Date:	February 26, 2016		James Monroe III
Chief Executive Officer