Form 10-Q
period 2016-03-31
Globalstar, Inc.
filed 2016-05-05
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 28, 2016, 910,964,078 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue:
Service revenues	$18,749	$17,107
Subscriber equipment sales	3,087	3,915
Total revenue	21,836	21,022
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,591	7,434
Cost of subscriber equipment sales	2,178	3,131
Marketing, general and administrative	8,610	8,596
Depreciation, amortization, and accretion	19,155	19,046
Total operating expenses	37,534	38,207
Loss from operations	(15,698)	(17,185)
Other income (expense):
Interest income and expense, net of amounts capitalized	(9,105)	(8,517)
Derivative loss	(1,344)	(107,865)
Other	(609)	4,068
Total other income (expense)	(11,058)	(112,314)
Loss before income taxes	(26,756)	(129,499)
Income tax expense	191	228
Net loss	$(26,947)	$(129,727)

Other comprehensive loss:
Foreign currency translation adjustments	(651)	(1,290)
Total comprehensive loss	$(27,598)	$(131,017)

Net loss per common share:
Basic	$(0.03)	$(0.13)
Diluted	(0.03)	(0.13)
Weighted-average shares outstanding:
Basic	1,041,028	1,000,845
Diluted	1,041,028	1,000,845

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,859	$7,476
Accounts receivable, net of allowance of $4,851 and $5,270 respectively	14,445	14,536
Inventory	11,355	12,023
Prepaid expenses and other current assets	4,401	4,456
Total current assets	42,060	38,491
Property and equipment, net	1,070,439	1,077,560
Restricted cash	37,918	37,918
Prepaid second-generation ground costs	4,501	8,929
Intangible and other assets, net of accumulated amortization of $6,802 and $6,315, respectively	12,338	12,117
Total assets	$1,167,256	$1,175,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,835	$32,835
Accounts payable	6,135	8,118
Accrued contract termination charge	19,908	19,121
Accrued expenses	26,844	22,439
Payables to affiliates	615	616
Deferred revenue	24,596	23,902
Total current liabilities	110,933	107,031
Long-term debt, less current portion	555,015	548,286
Employee benefit obligations	4,856	4,810
Derivative liabilities	240,982	239,642
Deferred revenue	6,225	6,413
Debt restructuring fees	20,795	20,795
Other non-current liabilities	11,547	10,907
Total non-current liabilities	839,420	830,853
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 912,065,931 and 904,448,226 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	91	90
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at March 31, 2016 and December 31, 2015	13	13
Additional paid-in capital	1,598,812	1,591,443
Accumulated other comprehensive loss	(5,484)	(4,833)
Retained deficit	(1,376,529)	(1,349,582)
Total stockholders’ equity	216,903	237,131
Total liabilities and stockholders’ equity	$1,167,256	$1,175,015

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows provided by (used in) operating activities:
Net loss	$(26,947)	$(129,727)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	19,155	19,046
Change in fair value of derivative assets and liabilities	1,344	107,865
Stock-based compensation expense	785	818
Amortization of deferred financing costs	2,346	2,336
Provision for bad debts	(52)	690
Noncash interest and accretion expense	2,718	2,578
Unrealized foreign currency (gain) loss	761	(4,030)
Other, net	(177)	369
Changes in operating assets and liabilities:
Accounts receivable	(58)	(1,309)
Inventory	1,224	794
Prepaid expenses and other current assets	122	201
Other assets	39	(476)
Accounts payable and accrued expenses	1,574	3,641
Payables to affiliates	(1)	(105)
Other non-current liabilities	(655)	(163)
Deferred revenue	425	(7)
Net cash provided by operating activities	2,603	2,521
Cash flows used in investing activities:
Second-generation network costs (including interest)	(1,598)	(4,018)
Property and equipment additions	(2,949)	(1,133)
Purchase of intangible assets	(361)	(657)
Net cash used in investing activities	(4,908)	(5,808)
Cash flows provided by financing activities:
Proceeds from issuance of stock to Terrapin	6,500	10,000
Proceeds from issuance of common stock and exercise of options and warrants	28	61
Net cash provided by financing activities	6,528	10,061
Effect of exchange rate changes on cash	160	(240)
Net increase in cash and cash equivalents	4,383	6,534
Cash and cash equivalents, beginning of period	7,476	7,121
Cash and cash equivalents, end of period	$11,859	$13,655
Supplemental disclosure of non-cash financing and investing activities:
Increase in non-cash capitalized accrued interest for second-generation satellites and ground costs	729	474
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	1,031	761
Payments made in convertible notes and common stock	—	427
Principal amount of debt converted into common stock	—	237
Reduction of debt discount and issuance costs due to note conversions	—	84
Increase in accrued second-generation network costs	56	—
Fair value of common stock issued upon conversion of debt	—	1,086
Reduction in derivative liability due to conversion of debt	—	868
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Globalstar, Inc. (“Globalstar” or “the Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Capital Partners LLC, through its affiliates, (collectively, “Thermo”) is the principal owner and largest stockholder of Globalstar. The Company’s Chairman and Chief Executive Officer controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Globalstar, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016 (the "2015 Annual Report"), and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The Company evaluates estimates on an ongoing basis. Significant estimates include the value of derivative instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful life and value of property and equipment, the value of stock-based compensation and income taxes. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09. With the one-year deferral, ASU No. 2014-09 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, early adoption is now permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which does not change the core principle of the guidance in ASU No. 2014-09 but clarifies the implementation guidance on principal versus agent considerations. The effective date and transition requirements for ASU No. 2016-08 are the same as those of ASU No. 2014-09. The Company is currently evaluating the impact that these standards will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing reporting.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU. No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The ASU is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.
In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU. No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU No. 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This ASU is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of this standard on its ongoing reporting.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of this standard on its ongoing reporting.

2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Globalstar System:
Space component
First and second-generation satellites in service	$1,211,362	$1,211,768
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	47,374	46,870
Construction in progress:
Space component	81	81
Ground component	186,464	177,780
Other	8,495	5,593
Total Globalstar System	1,503,297	1,491,613
Internally developed and purchased software	14,742	14,492
Equipment	11,122	10,802
Land and buildings	3,243	3,151
Leasehold improvements	1,685	1,671
Total property and equipment	1,534,089	1,521,729
Accumulated depreciation	(463,650)	(444,169)
Total property and equipment, net	$1,070,439	$1,077,560

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. Amounts included in the Company’s second-generation satellite, on-ground spare balance as of March 31, 2016, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of March 31, 2016, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

Pursuant to the Amended and Restated Contract for the construction of Globalstar Satellites for the Second Generation Constellation between the Company and Thales Alenia Space France ("Thales"), dated and executed in June 2009 (the "2009 Contract"), the Company paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the LLI to be procured by Thales on the Company's behalf. The LLI were to be used in the construction of the Phase 3 satellites for the Company. As reflected on the Company's condensed consolidated balance sheets and in the above table, the Company believes that it owns the LLI and that the title transferred upon payment. The Company has asked Thales to turn over the LLI. Despite historical statements to the contrary, Thales currently disputes the Company's ownership of the LLI and has asserted that the Company released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully in Note 8: Contingencies. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of the LLI to the Company. The Company disputes Thales' assertions and is currently considering its rights and remedies to recover the LLI. At this time, the Company cannot predict the outcome related to this dispute, including, without limitation, the likelihood of any settlement or the probability of success with respect to any litigation that the Company may determine to commence with respect to the LLI.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest cost eligible to be capitalized	$11,845	$10,116
Interest cost recorded in interest income (expense), net	(8,579)	(7,925)
Net interest capitalized	$3,266	$2,191

The following table summarizes depreciation expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Depreciation expense	$19,049	$18,903

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
As required by U.S. GAAP, the Company adopted the provisions of ASU No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issue Costs during the quarter ended March 31, 2016. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the condensed consolidated balance sheets as a reduction in the carrying amount of the related debt liability, consistent with debt discounts. The Company has applied the provisions of this ASU on a retrospective basis, and therefore, the Company has reduced long-term debt on its condensed consolidated balance sheet as of December 31, 2015 by $57.9 million of deferred financing costs previously reported as assets.
Long-term debt consists of the following (in thousands):

	March 31, 2016			December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$575,846	$54,765	$521,081	$575,846	$57,829	$518,017
Thermo Loan Agreement	85,772	31,857	53,915	83,222	32,558	50,664
8.00% Convertible Senior Notes Issued in 2013	16,747	3,893	12,854	16,747	4,307	12,440
Total Debt	678,365	90,515	587,850	675,815	94,694	581,121
Less: Current Portion	32,835	—	32,835	32,835	—	32,835
Long-Term Debt	$645,530	$90,515	$555,015	$642,980	$94,694	$548,286

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date.

Facility Agreement

On July 31, 2013, the Company entered into the Global Deed of Amendment and Restatement with Thermo, the Company's domestic subsidiaries, a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial, as arrangers, and BNP Paribas, as the security agent and COFACE Agent, providing for the amendment and restatement of its former facility agreement and certain related credit documents effective August 22, 2013 (the amended and restated facility agreement is herein referred to as the "Facility Agreement"). On August 7, 2015, the Company, Thermo, the lenders and their agent entered into a Second Global Amendment and Restatement Agreement (the "2015 GARA").

The Facility Agreement is scheduled to mature in December 2022. As of March 31, 2016, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. The facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with Equity Cure Contributions (as described below) through a date as late as June 2019. If the Company violates any of these covenants and is unable to make a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants under the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. As of March 31, 2016, the Company was in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded in order to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In August 2015 and February 2016, the Company drew $15 million and $6.5 million, respectively, under its common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin") (the "August 2015 Terrapin Agreement"). The Company used a portion of these funds as an Equity Cure Contribution under the Facility Agreement in the calculation of compliance with financial covenants for the measurement period ended December 31, 2015.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of March 31, 2016, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on the Company's condensed consolidated balance sheets.
Thermo Loan Agreement
In connection with the amendment and restatement of the Facility Agreement, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to all of the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2016, $42.3 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

In connection with, and as a condition to the effectiveness of, the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement an undertaking (the “Second Thermo Group Undertaking Letter”) in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if the Company's 8% Notes Issued in 2013 shall have been redeemed in full, September 30, 2019 (the “Commitment Period”), under the circumstances described below, they will make, or cause to be made, available to the Company cash equity financing in the aggregate amount of up to $30.0 million.

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

Simultaneously with the execution of the 2015 GARA and the Second Thermo Group Undertaking Letter, the Company entered into an Equity Commitment Agreement (the “Equity Agreement”) and the Loan Agreement.

Pursuant to the Equity Agreement, Thermo agreed to make, or cause to be made, available to the Company up to $30.0 million in additional cash equity investments as contemplated by the 2015 GARA and the Second Thermo Group Undertaking Letter. The price per share that Thermo will pay to purchase any shares of the Company's common stock pursuant to this equity commitment will be established using the same method as used to establish the price per share under the August 2015 Terrapin Agreement. If the issuance of shares of voting common stock to Thermo pursuant to the Equity Agreement would constitute a “Change of Control,” “Default” or “Event of Default” under any applicable agreement, the Company will issue instead an equal number of shares of non-voting common stock. In August 2015 and February 2016, the Company drew $15 million and $6.5 million, respectively, under the August 2015 Terrapin Agreement. Thermo's remaining cash equity commitment under the Equity Agreement is $8.5 million as of March 31, 2016.

All of the transactions between the Company and Thermo and its affiliates were reviewed and approved on the Company's behalf by a Special Committee of its independent directors, who were represented by independent counsel.

8.00% Convertible Senior Notes Issued in 2013

The 8.00% Convertible Senior Notes Issued in 2013 (the "8.00% Notes Issued in 2013") initially were convertible into shares of common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 8.00% Notes Issued in 2013, subject to adjustment. The conversion price of the 8.00% Notes Issued in 2013 is adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "Indenture"). Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion price (rounded to the nearest cent) has been reduced to $0.73 per share of common stock as of March 31, 2016.

The 8.00% Notes Issued in 2013 are senior unsecured debt obligations of the Company with no sinking fund. The 8.00% Notes Issued in 2013 will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 8.00% Notes Issued in 2013 provides for customary events of default. As of March 31, 2016, the Company was in compliance with respect to the terms of the 8.00% Notes Issued in 2013 and the Indenture.

Subject to certain conditions set forth in the Indenture, the Company may redeem the 8.00% Notes Issued in 2013, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be redeemed plus all accrued and unpaid interest thereon.

A holder of 8.00% Notes Issued in 2013 has the right, at the holder’s option, to require the Company to purchase some or all of the 8.00% Notes Issued in 2013 held by it on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be purchased plus accrued and unpaid interest.

Subject to the procedures for conversion and other terms and conditions of the Indenture, a holder may convert its 8.00% Notes Issued in 2013 at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the option of the Company, cash in lieu of all or a portion thereof, provided that, under the Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders).

As of March 31, 2016, holders had converted a total of $39.4 million principal amount of 8.00% Notes Issued in 2013, resulting in the issuance of approximately 72.1 million shares of voting common stock. There were no conversions during the three month period ended March 31, 2016. During the three month period ended March 31, 2015, holders converted a total of $0.2 million principal amount of 8.00% Notes Issued in 2013, resulting in the issuance of approximately 0.5 million shares of voting common stock and recognition of a loss on extinguishment of debt of $0.1 million.

Holders who convert 8.00% Notes Issued in 2013 receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of March 31, 2016, no conversions had been initiated but not yet fully settled.

The Company evaluated the various embedded derivatives within the Indenture for the 8.00% Notes Issued in 2013. The Company determined that the conversion option and the contingent put feature within the Indenture required bifurcation from the 8.00% Notes Issued in 2013. The Company did not deem the conversion option and the contingent put feature to be clearly and closely related to the 8.00% Notes Issued in 2013 and separately accounted for them as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the face value of the 8.00% Notes Issued in 2013.

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

Warrants Outstanding

Warrants are outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Contingent Equity Agreement (1)	30,191,866	30,191,866	$0.01	$0.01
5.0% Warrants (2)	8,000,000	8,000,000	0.32	0.32
	38,191,866	38,191,866

(1)
Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 9: Related Party Transactions in the Consolidated Financial Statements in the 2015 Annual Report for a description of the Contingent Equity Agreement), the Company issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants have a five-year exercise period from issuance. These warrants were issued between June 2009 and June 2012, and the exercise periods expire through June 2017. As of March 31, 2016, Thermo had exercised warrants to purchase approximately 11.3 million of these shares prior to the expiration of the associated warrants.

(2)
In June 2011, the Company issued warrants (the “5.0% Warrants”) to purchase 15.2 million shares of its voting common stock in connection with the issuance of its 5.0% Convertible Senior Unsecured Notes. During 2013, a portion of the 5.0% Warrants was exercised to purchase 7.2 million shares of common stock. The remaining 5.0% Warrants are exercisable until June 2016, which is five years after their issuance. See Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2015 Annual Report for a complete description of the 5.0% Warrants.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a common stock purchase agreement with Terrapin pursuant to which the Company, subject to certain conditions, could require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. When the Company made a draw under this Terrapin common stock purchase agreement, it issued Terrapin shares of common stock at a price per share calculated as specified in the agreement. During the three months ended March 31, 2015, the Company drew $10.0 million under the agreement and issued 4.5 million shares of voting common stock to Terrapin at an average price of $2.22 per share. Through the term of this agreement, Terrapin purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million. No funds remain available under this agreement.

In conjunction with the amendment of the Facility Agreement in August 2015 (as discussed above), the Company entered into a new common stock purchase agreement with Terrapin pursuant to which the Company may require Terrapin to purchase up to $75.0 million of shares of the Company’s voting common stock over the 24-month term following the date of the agreement. From time to time over the 24-month term, in the Company’s discretion, the Company may present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares of voting common stock will equal the daily volume weighted average price of the common stock on each date during the Draw Down Period on which shares are purchased by Terrapin, but not less than a minimum price specified by the Company (a “Threshold Price”), less a discount ranging from 2.75% to 4.00% based on the Threshold Price. In addition, in the Company’s discretion, but subject to certain limitations, the Company may grant to Terrapin the option to purchase additional shares during the Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock that, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the then issued and outstanding shares of voting common stock. As discussed above in this Note 3: Long-Term Debt and Other Financing Arrangements and in Note 9: Related Party Transactions, Thermo committed, under certain conditions, to purchase equity securities of the Company on the same pricing terms as the August 2015 Terrapin Agreement.

In August 2015, the Company drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, the Company drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. As of March 31, 2016, $53.5 million remained available under the August 2015 Terrapin Agreement. The Company will make additional draws from time to time under the August 2015 Terrapin Agreement to be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

4. DERIVATIVES

In connection with certain existing and past borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as hedges. The following tables disclose the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2016	December 31, 2015
Derivative assets:
Interest rate cap	$2	$6
Total derivative assets	$2	$6
Derivative liabilities:
Compound embedded derivative with 8.00% Notes Issued in 2013	$(25,754)	$(26,203)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(215,228)	(213,439)
Total derivative liabilities	$(240,982)	$(239,642)
 The following table discloses the changes in value recorded as derivative loss in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest rate cap	$(4)	$(22)
Compound embedded derivative with 8.00% Notes Issued in 2013	449	(19,035)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(1,789)	(88,808)
Total derivative loss	$(1,344)	$(107,865)
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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host agreement. All embedded derivatives that required bifurcation are recorded as a derivative liability on the Company’s condensed consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its condensed consolidated statements of operations. Each liability and the features embedded in the debt instrument, which required the Company to account for the instrument as a derivative, are described below.

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

Compound Embedded Derivative with the Amended and Restated Thermo Loan Agreement

As a result of the conversion option and the contingent put feature within the Thermo Loan Agreement, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the face value of the Amended and Restated Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$2	$—	$2
Total assets measured at fair value	$—	$2	$—	$2

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(5,343)	$—	$(5,343)
Compound embedded derivative with 8.00% Notes Issued in 2013	—	—	(25,754)	(25,754)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(215,228)	(215,228)
Total liabilities measured at fair value	$—	$(5,343)	$(240,982)	$(246,325)

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$6	$—	$6
Total assets measured at fair value	$—	$6	$—	$6

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(5,495)	$—	$(5,495)
Compound embedded derivative with 8.00% Notes Issued in 2013	—	—	(26,203)	(26,203)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(213,439)	(213,439)
Total liabilities measured at fair value	$—	$(5,495)	$(239,642)	$(245,137)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

The Company has one liability classified as Level 2. As described in Note 7: Commitments, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature requires the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2016. The value of this option is calculated using a Black-Scholes pricing model. This liability is marked to market at each balance sheet date and through the settlement date.

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	March 31, 2016
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	80% - 90%	0.7%	$0.73	$1.47
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 90%	1.6%	$0.73	$1.47

	December 31, 2015
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 8.00% Notes Issued in 2013	75% - 90%	1.1%	$0.73	$1.44
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 90%	2.1%	$0.73	$1.44

Fluctuation in the Company’s stock price is the primary driver for the changes in the derivative valuations during each reporting period. As the stock price decreases towards the current conversion price for each of the related derivative instruments, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s condensed consolidated balance sheets. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$(239,642)	$(441,550)
Derivative adjustment related to conversions and exercises	—	867
Unrealized loss, included in derivative loss	(1,344)	(107,843)
Balance at end of period	$(240,986)	$(548,526)
Fair Value of Debt Instruments

The Company believes it is not practicable to determine the fair value of the Facility Agreement. Unlike typical long-term debt, interest rates and other terms for the Facility Agreement are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As such, it is not practicable to determine the fair value of the Facility Agreement without incurring significant additional costs. The following table sets forth the carrying values and estimated fair values of the Company's other debt instruments, which are classified as Level 3 financial instruments (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Thermo Loan Agreement	$53,915	$20,800	$50,664	$17,244
8.00% Convertible Senior Notes Issued in 2013	12,854	10,665	12,440	9,831

6. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued interest	$5,778	$317
Accrued compensation and benefits	2,854	2,098
Accrued property and other taxes	4,058	4,125
Accrued customer liabilities and deposits	3,259	3,216
Accrued professional and other service provider fees	1,705	1,601
Accrued commissions	935	1,216
Accrued telecommunications expenses	682	1,487
Accrued inventory	44	502
Accrued liability for potential stock issuance to Hughes	5,343	5,495
Other accrued expenses	2,186	2,382
Total accrued expenses	$26,844	$22,439

Accrued liability for potential stock issuance to Hughes includes the estimated value at March 31, 2016 of the downside protection that the Company provided to Hughes in connection with its April 2015 agreement (as amended).  See Note 5: Fair Value Measurements and Note 7: Commitments for further discussion.

Other accrued expenses primarily include advertising, vendor services, storage, warranty reserve, maintenance, rent, payments to independent gateway operators and estimated payroll shortfall under the Cooperative Endeavor Agreement with the Louisiana Department of Economic Development.

Other non-current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Long-term accrued interest	$192	$96
Asset retirement obligation	1,336	1,302
Deferred rent and other deferred expense	549	593
Liability related to the Cooperative Endeavor Agreement with the State of Louisiana	632	716
Uncertain income tax positions	6,272	5,795
Foreign tax contingencies	2,485	2,311
Capital lease obligations	81	94
Total other non-current liabilities	$11,547	$10,907

7. COMMITMENTS

Contractual Obligations - Second-Generation Satellites, Next-Generation Gateways and Other Ground Facilities

As of March 31, 2016, the Company had purchase commitments with Thales, Hughes Network Systems, LLC (“Hughes”) and Ericsson Inc. (“Ericsson”) related to the procurement, deployment and maintenance of the second-generation network.

Second-Generation Satellites

As of March 31, 2016, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. The Company and Thales have discussed the ownership of certain deliverables under this contract but have been unable to reach an agreement.

Effective October 24, 2014, the Company entered into a contract with Thales for in-orbit support services for the second-generation satellites delivered under the 2009 contract described in Note 2: Property and Equipment. These services will be performed over a three-year period for a total cost of approximately €1.9 million. A credit of €0.6 million will be applied to the total cost, reducing the first annual payment to €0. This credit results from a settlement of amounts previously paid in conjunction with the 2009 contract.

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

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, including those related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. The portion of these contract payments related to future milestone work is included in Prepaid second-generation ground costs on the condensed consolidated balance sheets as of March 31, 2016. As the contract milestones are achieved, the Company will reclassify the related costs from Prepaid second-generation ground costs to construction in progress within Property and equipment. In the April 2015 agreement (as amended), the Company agreed to provide downside protection through June 30, 2016. This feature requires that the Company issue additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2016. Pursuant to this agreement, the Company recorded a liability of $5.3 million as of March 31, 2016 and $5.5 million as of December 31, 2015, respectively. The Company calculated these estimates of the value of this option using a Black-Scholes pricing model. This liability is marked to market at each balance sheet date and through the settlement date. The Company records gains and losses resulting from changes in the value of this liability in its condensed consolidated statement of operations.

Ericsson

In October 2008, the Company entered into a contract with Ericsson to develop, implement and maintain a ground interface, or core network system, which will be installed at a number of the Company’s satellite gateway ground stations. In July 2014, the parties signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program time line. Prior to the amended and restated contract being finalized, Ericsson and the Company agreed to defer certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, the Company signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, the parties executed a new letter agreement under which Ericsson waived the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, the Company reversed these amounts from accounts payable, accrued expenses and construction in progress on the Company's condensed consolidated balance sheet. In August 2015, the Company and Ericsson executed a second amendment to the 2014 contract which incorporated revised payment and pricing schedules. This amendment also reflected an accelerated timeline for the project providing that the work is estimated to be completed in the second quarter, instead of the third quarter, of 2016. As of March 31, 2016, the remaining amount due under the contract is $6.1 million.

Other Second-Generation Commitments

The Company has signed various licensing and royalty agreements necessary for the manufacture and distribution of its second-generation products, which are expected to be introduced in the coming months. The Company will pay or has paid license fees for new product technology with royalty fees payable on a per unit basis as these units are manufactured, sold, or activated.

8. CONTINGENCIES

Arbitration

On June 3, 2011, Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the 2009 Contract. The Company did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that the Company had terminated the 2009 Contract "for convenience" and had materially breached the contract by failing to pay to Thales the €51.3 million in termination charges required under the contract. The tribunal additionally determined that absent further agreement between the parties, Thales had no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. Based on these determinations, the tribunal directed the Company to pay Thales approximately €53 million in termination charges, plus interest by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company entered into a tolling agreement as of June 13, 2013, under which Thales dismissed the New York Proceeding without prejudice. The tolling agreement has expired. Thales may refile the petition at a later date and pursue the confirmation of the arbitration award, which the Company would oppose. Should Thales be successful in confirming the arbitration award, this would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of March 31, 2016, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement, and therefore it would survive any termination of the Settlement Agreement. As of March 31, 2016, no party had terminated the Settlement Agreement, and the Release Agreement provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof.

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

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.6 million at each of March 31, 2016 and December 31, 2015.

Transactions with Thermo

Expenses incurred by Thermo on behalf of the Company, including non-cash expenses and those expenses charged to the Company, were $0.1 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company and receive no cash compensation from the Company). The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time.

As of March 31, 2016, the principal amount outstanding under the Loan Agreement with Thermo was $85.8 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $215 million. For the three months ended March 31, 2016 and 2015, interest on the Loan Agreement was approximately $2.5 million and $2.1 million, respectively. In addition, as of March 31, 2016, warrants to purchase approximately 30.2 million shares issued under the Contingent Equity Agreement and 8.0 million 5.0% Warrants remain outstanding, all of which are held by Thermo and are scheduled to expire between June 2016 and June 2017.

In August 2015, the Company entered into an Equity Agreement with Thermo. Thermo agreed to purchase up to $30.0 million in equity securities of the Company if the Company so requests or if an event of default is continuing under the Facility Agreement and funds are not available under the August 2015 Terrapin Agreement. If the Company requires Thermo to purchase equity securities under this commitment, the price per share of common stock will be calculated in the same manner as in the August 2015 Terrapin Agreement. In August 2015, the Company drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, the Company drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. Thermo's remaining cash equity commitment under the Equity Agreement is $8.5 million as of March 31, 2016.

The Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock. Thermo may convert shares of nonvoting common stock into shares of voting common stock as needed to comply with these ownership limitations.

See Note 3: Long-Term Debt and Other Financing Arrangements and Note 4: Derivatives for further discussion of the Company's debt and financing transactions with Thermo.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Accumulated other comprehensive loss, beginning of period	$(4,833)	$(2,898)
Other comprehensive loss:
Foreign currency translation adjustments	(651)	(1,290)
Accumulated other comprehensive loss, end of period	$(5,484)	$(4,188)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

11.  GEOGRAPHIC INFORMATION

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset at the end of a given period, except for the Company's satellites that are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Service:
United States	$13,269	$11,715
Canada	3,244	3,433
Europe	1,458	1,202
Central and South America	618	614
Others	160	143
Total service revenue	$18,749	$17,107
Subscriber equipment:
United States	1,304	1,588
Canada	760	1,161
Europe	430	533
Central and South America	388	633
Others	205	—
Total subscriber equipment sales	$3,087	$3,915
Total revenue	$21,836	$21,022

	March 31, 2016	December 31, 2015
Property and equipment, net:
United States	$1,066,087	$1,073,327
Canada	588	510
Europe	476	484
Central and South America	2,889	2,782
Others	399	457
Total property and equipment, net	$1,070,439	$1,077,560

12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net loss	$(26,947)	$(129,727)
Weighted average common shares outstanding:
Basic shares outstanding	1,041,028	1,000,845
Diluted shares outstanding	1,041,028	1,000,845
Loss per share:
Basic	(0.03)	(0.13)
Diluted	(0.03)	(0.13)

For the three months ended March 31, 2016 and March 31, 2015, 204.5 million and 199.8 million, respectively, shares of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

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

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$16,938	$7,495	$9,425	$(15,109)	$18,749
Subscriber equipment sales	328	1,692	1,677	(610)	3,087
Total revenue	17,266	9,187	11,102	(15,719)	21,836
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	4,813	1,036	2,895	(1,153)	7,591
Cost of subscriber equipment sales	144	1,428	1,215	(609)	2,178
Marketing, general and administrative	5,174	532	16,845	(13,941)	8,610
Depreciation, amortization, and accretion	18,772	220	281	(118)	19,155
Total operating expenses	28,903	3,216	21,236	(15,821)	37,534
Income (loss) from operations	(11,637)	5,971	(10,134)	102	(15,698)
Other income (expense):
Interest income and expense, net of amounts capitalized	(8,981)	(9)	(105)	(10)	(9,105)
Derivative loss	(1,344)	—	—	—	(1,344)
Equity in subsidiary earnings	(4,351)	3,047	—	1,304	—
Other	(634)	(204)	276	(47)	(609)
Total other income (expense)	(15,310)	2,834	171	1,247	(11,058)
Income (loss) before income taxes	(26,947)	8,805	(9,963)	1,349	(26,756)
Income tax expense	—	—	191	—	191
Net income (loss)	$(26,947)	$8,805	$(10,154)	$1,349	$(26,947)
Comprehensive income (loss)	$(26,947)	$8,805	$(10,808)	$1,352	$(27,598)

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$15,052	$7,678	$8,297	$(13,920)	$17,107
Subscriber equipment sales	58	3,449	2,498	(2,090)	3,915
Total revenue	15,110	11,127	10,795	(16,010)	21,022
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	4,535	1,525	3,238	(1,864)	7,434
Cost of subscriber equipment sales	(18)	3,306	2,446	(2,603)	3,131
Marketing, general and administrative	4,509	1,159	14,450	(11,522)	8,596
Depreciation, amortization, and accretion	18,549	298	323	(124)	19,046
Total operating expenses	27,575	6,288	20,457	(16,113)	38,207
Income (loss) from operations	(12,465)	4,839	(9,662)	103	(17,185)
Other income (expense):
Interest income and expense, net of amounts capitalized	(8,336)	(10)	(171)	—	(8,517)
Derivative loss	(107,865)	—	—	—	(107,865)
Equity in subsidiary earnings	(2,723)	3,465	—	(742)	—
Other	1,741	526	1,747	54	4,068
Total other income (expense)	(117,183)	3,981	1,576	(688)	(112,314)
Income (loss) before income taxes	(129,648)	8,820	(8,086)	(585)	(129,499)
Income tax expense	79	23	126	—	228
Net income (loss)	$(129,727)	$8,797	$(8,212)	$(585)	$(129,727)
Comprehensive income (loss)	$(129,727)	$8,797	$(9,502)	$(585)	$(131,017)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,580	$801	$3,478	$—	$11,859
Accounts receivable	4,586	4,749	4,699	411	14,445
Intercompany receivables	857,010	523,329	57,437	(1,437,776)	—
Inventory	2,160	5,837	3,358	—	11,355
Prepaid expenses and other current assets	2,361	344	1,696	—	4,401
Total current assets	873,697	535,060	70,668	(1,437,365)	42,060
Property and equipment, net	1,061,239	4,847	4,600	(247)	1,070,439
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	11,583	—	16,295	(27,878)	—
Investment in subsidiaries	(275,352)	24,049	33,526	217,777	—
Prepaid second-generation ground costs	4,501	—	—	—	4,501
Intangible and other assets, net	11,611	235	505	(13)	12,338
Total assets	$1,725,197	$564,191	$125,594	$(1,247,726)	$1,167,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,835	$—	$—	$—	$32,835
Accounts payable	2,050	2,959	1,126	—	6,135
Accrued contract termination charge	19,908	—	—	—	19,908
Accrued expenses	15,267	5,621	5,956	—	26,844
Intercompany payables	600,446	614,735	230,292	(1,445,473)	—
Payables to affiliates	615	—	—	—	615
Deferred revenue	2,095	17,362	5,139	—	24,596
Total current liabilities	673,216	640,677	242,513	(1,445,473)	110,933
Long-term debt, less current portion	555,015	—	—	—	555,015
Employee benefit obligations	4,856	—	—	—	4,856
Intercompany notes payable	6,005	—	13,725	(19,730)	—
Derivative liabilities	240,982	—	—	—	240,982
Deferred revenue	5,905	320	—	—	6,225
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,520	310	9,717	—	11,547
Total non-current liabilities	835,078	630	23,442	(19,730)	839,420
Stockholders’ (deficit) equity	216,903	(77,116)	(140,361)	217,477	216,903
Total liabilities and stockholders’ equity	$1,725,197	$564,191	$125,594	$(1,247,726)	$1,167,256

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,530	$719	$3,227	$—	$7,476
Accounts receivable	4,521	5,215	4,461	339	14,536
Intercompany receivables	859,370	465,488	34,742	(1,359,600)	—
Inventory	2,148	6,321	3,554	—	12,023
Prepaid expenses and other current assets	2,399	291	1,766	—	4,456
Total current assets	871,968	478,034	47,750	(1,359,261)	38,491
Property and equipment, net	1,069,605	3,722	4,587	(354)	1,077,560
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	12,037	—	14,994	(27,031)	—
Investment in subsidiaries	(298,976)	9,512	32,946	256,518	—
Prepaid second-generation ground costs	8,929	—	—	—	8,929
Intangible and other assets, net	11,384	280	464	(11)	12,117
Total assets	$1,712,865	$491,548	$100,741	$(1,130,139)	$1,175,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,835	$—	$—	$—	$32,835
Accounts payable	4,292	2,439	1,387	—	8,118
Accrued contract termination charge	19,121	—	—	—	19,121
Accrued expenses	9,816	6,949	5,674	—	22,439
Intercompany payables	580,383	604,999	179,105	(1,364,487)	—
Payables to affiliates	616	—	—	—	616
Deferred revenue	1,980	17,722	4,200	—	23,902
Total current liabilities	649,043	632,109	190,366	(1,364,487)	107,031
Long-term debt, less current portion	548,286	—	—	—	548,286
Employee benefit obligations	4,810	—	—	—	4,810
Intercompany notes payable	5,564	—	13,970	(19,534)	—
Derivative liabilities	239,642	—	—	—	239,642
Deferred revenue	6,027	386	—	—	6,413
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,567	305	9,035	—	10,907
Total non-current liabilities	826,691	691	23,005	(19,534)	830,853
Stockholders’ (deficit) equity	237,131	(141,252)	(112,630)	253,882	237,131
Total liabilities and stockholders’ equity	$1,712,865	$491,548	$100,741	$(1,130,139)	$1,175,015

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities:	$1,175	$1,218	$210	$—	$2,603
Cash flows used in investing activities:
Second-generation network costs (including interest)	(1,560)	—	(38)	—	(1,598)
Property and equipment additions	(1,732)	(1,136)	(81)	—	(2,949)
Purchase of intangible assets	(361)	—	—	—	(361)
Net cash used in investing activities	(3,653)	(1,136)	(119)	—	(4,908)
Cash flows provided by financing activities:
Proceeds from issuance of stock to Terrapin	6,500	—	—	—	6,500
Proceeds from issuance of common stock and exercise of options and warrants	28	—	—	—	28
Net cash provided by financing activities	6,528	—	—	—	6,528
Effect of exchange rate changes on cash	—	—	160	—	160
Net increase in cash and cash equivalents	4,050	82	251	—	4,383
Cash and cash equivalents, beginning of period	3,530	719	3,227	—	7,476
Cash and cash equivalents, end of period	$7,580	$801	$3,478	$—	$11,859

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$1,401	$673	$447	$—	$2,521
Cash flows used in investing activities:
Second-generation network costs (including interest)	(4,018)	—	—	—	(4,018)
Property and equipment additions	(747)	(259)	(127)	—	(1,133)
Purchase of intangible assets	(657)	—	—	—	(657)
Net cash used in investing activities	(5,422)	(259)	(127)	—	(5,808)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and exercise of options and warrants	61	—	—	—	61
Proceeds from equity issuance to related party	10,000	—	—	—	10,000
Net cash provided by financing activities	10,061	—	—	—	10,061
Effect of exchange rate changes on cash	—	—	(240)	—	(240)
Net increase in cash and cash equivalents	6,040	414	80	—	6,534
Cash and cash equivalents, beginning of period	3,166	672	3,283	—	7,121
Cash and cash equivalents, end of period	$9,206	$1,086	$3,363	$—	$13,655

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016 (the "2015 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2015 Annual Report.

Overview

Globalstar, Inc. (“we,” “us” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. By providing wireless communications services in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (or “gateways”), which we refer to collectively as the Globalstar System.

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

We define a successful level of service for our customers as their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. Due to the unique design of the Globalstar System, by this measure our system outperforms geostationary (“GEO”) satellites used by some of our competitors. Due to the difference in signal travel distance, GEO satellite signals must travel approximately 42,000 additional nautical miles, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

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

At March 31, 2016, we served approximately 687,000 subscribers, which number increased 6% from March 31, 2015. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

We designed our second-generation constellation to support our current lineup of Duplex, SPOT and Simplex products. With the improvement in both coverage and service quality resulting from the deployment of our second-generation constellation and with the release of new product and service offerings, we anticipate further expansion of our subscriber base.

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

Comparison of the Results of Operations for the three months ended March 31, 2016 and 2015

Revenue

Total revenue increased by $0.8 million, or approximately 4%, to $21.8 million for the three months ended March 31, 2016 from $21.0 million for the three months ended March 31, 2015. This increase was driven by a $1.6 million increase in service revenue resulting from a 6% increase in our subscriber base. This increase in service revenue was offset partially by a $0.8 million decrease in revenue from subscriber equipment sales. This decrease was due primarily to a reduction in the selling price of our Duplex phones in March 2015 in advance of the transition to our second-generation products. Additionally, revenue recognized during the three months ended March 31, 2016 declined by $0.5 million, compared to the prior year's first quarter, due to significant appreciation of the U.S. dollar.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$6,334	29%	$6,165	29%
SPOT	9,101	42	7,515	36
Simplex	2,365	11	2,287	11
IGO	244	1	224	1
Other	705	3	916	4
Total	$18,749	86%	$17,107	81%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$848	4%	$1,509	7%
SPOT	961	5	1,058	5
Simplex	933	4	1,187	6
IGO	303	1	122	1
Other	42	—	39	—
Total	$3,087	14%	$3,915	19%

The following table sets forth our average number of subscribers, ARPU and ending number of subscribers by type of revenue.

	Three Months Ended March 31,
	2016	2015
Average number of subscribers for the period:
Duplex	77,372	68,509
SPOT	267,523	243,448
Simplex	300,975	287,684
IGO	38,999	38,725
ARPU (monthly):
Duplex	$27.29	$30.00
SPOT	11.34	10.29
Simplex	2.62	2.65
IGO	2.08	1.92
Number of subscribers (end of period):
Duplex	77,697	69,655
SPOT	269,148	246,579
Simplex	298,391	288,200
IGO	38,963	38,791
Other	2,706	5,677
Total	686,905	648,902

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

Other service revenue includes revenue generated primarily from activation fees, engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present average subscribers or ARPU for other service revenue in the table above.

Service Revenue

Compared to the same period in 2015, Duplex service revenue increased approximately 3% for the three months ended March 31, 2016. The Duplex subscriber base increased 12% from March 31, 2015 to March 31, 2016. The increase in service revenue generated from subscriber growth was offset partially by a decrease in ARPU due to the strengthening dollar and a higher number of suspended subscribers during the first quarter of 2016 compared to the first quarter of 2015. Due to our global footprint, a significant portion of our sales are generated internationally. For the three months ended March 31, 2016 compared to the same period in 2015, the movement of foreign exchange rates decreased Duplex service revenue by $0.3 million. Regarding the increase in suspended subscribers during the first quarter of 2016, we have been more aggressive in our collections efforts by suspending service to subscribers promptly if we do not receive timely payment. Revenue is recognized for suspended subscribers only when payments are received.

SPOT service revenue increased 21% for the three months ended March 31, 2016, compared to the same period in 2015.  SPOT ARPU increased 10% driven primarily by the significant number of SPOT Gen3TM sales over the past 12 months. We sell SPOT Gen3TM with a higher annual rate plan compared to other SPOT products due to its enhanced tracking features. End of period SPOT subscribers increased 9% from March 31, 2015 to March 31, 2016. Expansion in international markets and a corresponding increase in activations are the principal reasons for growth in our SPOT subscriber base.

Simplex service revenue increased 4% for the three months ended March 31, 2016, compared to the same period in 2015. End of period Simplex subscribers increased 4% from March 31, 2015 to March 31, 2016. However, revenue growth from our Simplex customers is not necessarily commensurate with subscriber growth due to the various competitive pricing plans we offer as well as variations in customer usage.

Other revenue decreased approximately 22% for the three months ended March 31, 2016, compared to the same period in 2015. The decrease in other revenue is due primarily to lower third party revenue. While we were manufacturing and deploying our second-generation constellation, we began purchasing service from other satellite providers that we re-sell to certain loyal customers to maintain the customer relationship. We record this revenue in other service revenue as third party revenue. In markets where our coverage is fully restored, we have transitioned these subscribers to our network.

Equipment Revenue

Revenue from Duplex equipment sales decreased by approximately 47% for the three months ended March 31, 2016 compared to the same period in 2015. Although there was a 12% increase in the Duplex subscriber base from March 31, 2015 to March 31, 2016, Duplex equipment sales revenue declined due to a reduction in the selling price of our phones beginning in March 2015 in advance of the introduction of second-generation products. Reduced Duplex equipment pricing has contributed to the 20% increase in the number of phones sold during the three months ended March 31, 2016, compared to the same period in 2015.

Revenue from SPOT equipment sales decreased by approximately 9% for the three months ended March 31, 2016 compared to the same period in 2015. Despite an increase in the total number of units sold, the revenue generated from these sales was lower due to changes in the volume and mix of products sold, as well as rebate promotions available, during the respective periods.

Revenue from Simplex equipment sales decreased by approximately 25% for the three months ended March 31, 2016 compared to the same period in 2015. The recent downturn in the oil and gas industry has negatively impacted our Simplex business due to the concentration of Simplex customers who operate in this industry.

Operating Expenses

Total operating expenses decreased $0.7 million, or approximately 2% to $37.5 million for the three months ended March 31, 2016 from $38.2 million for the same period in 2015 due primarily to lower cost of subscriber equipment sales, which decreased approximately $0.9 million, or 29%.

Cost of Services

Cost of services increased $0.2 million or approximately 3%, to $7.6 million for the three months ended March 31, 2016 from $7.4 million for the same period in 2015 due primarily to research and development costs related to new products.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.9 million, or approximately 29%, to $2.2 million for the three months ended March 31, 2016 from $3.1 million for the same period in 2015. The decrease in cost of subscriber equipment sales is due to changes in the volume and mix of products sold during the respective periods.

Marketing, General and Administrative

Marketing, general and administrative expenses were flat for the three months ended March 31, 2016 compared to the same period in 2015 due to offsetting activity. During the first quarter of 2016, we recognized a partial recovery of an accounts receivable balance that was reserved as bad debt in a previous period. This recovery was almost entirely offset by an increase in personnel costs resulting from higher salaries and fringe expenses and an expanded employee base.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $0.2 million, or approximately 1%, to $19.2 million for the three months ended March 31, 2016 from $19.0 million for the same period in 2015.

Other Income (Expense)

Interest Income and Expense

Interest income and expense, net, increased $0.6 million to an expense of $9.1 million for the three months ended March 31, 2016 from an expense of $8.5 million for the same period in 2015. The increase is primarily due to an increase in our outstanding debt balance, partially offset by an increase in capitalized interest. The increase in our total debt balance was due primarily to a higher principal amount of the Thermo Loan Agreement due to interest accruing on that debt.

Derivative Loss

Derivative loss decreased by $106.6 million to $1.3 million for the three months ended March 31, 2016, compared to $107.9 million for the same period in 2015.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments. Our stock price did not fluctuate significantly during the three-month period ended March 31, 2016. However, our stock price did fluctuate significantly during the three-month period ended March 31, 2015, resulting in the material non-cash derivative loss in that period. See Note 5: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the fair value computations of our derivatives.

Other

Other income (loss) fluctuated $4.7 million to an expense of $0.6 million for the three months ended March 31, 2016 from income of $4.1 million for the same period in 2015.  This fluctuation is due primarily to foreign currency gains and losses recognized during the respective periods. Relative to certain other currencies, including the Euro and Canadian dollar, the U.S. dollar strengthened during 2015 and weakened during the first quarter of 2016. Given the significant financial statement amounts we have denominated in these currencies, we recognized a foreign currency gain during the first quarter of 2015 and a loss during the first quarter of 2016. Additionally, in March 2016, the Venezuelan government introduced the DICOM rate, which is published by the Central Bank of Venezuela and replaced the SIMADI rate. We use the DICOM exchange rate to remeasure our Venezuelan subsidiary's Bolivar-based transactions and net monetary assets in U.S. dollars. The variability of the DICOM rate contributed to the foreign currency loss during the first quarter of 2016.

Liquidity and Capital Resources

Our principal liquidity requirements include paying amounts related to second-generation upgrades to our ground infrastructure, repaying our debt and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations, funds available under our common stock purchase agreement with Terrapin and funds available under the August 2015 Thermo equity commitment. See below for further discussion. See Part I, Item 1A. Risk Factors in our 2015 Annual Report for a description of risks, some of which are beyond our control, affecting our ability to achieve our liquidity requirements.

Additionally, the Facility Agreement requires us to maintain $37.9 million in a debt service reserve account. The Facility Agreement restricts the use of the funds in this account to making principal and interest payments under the Facility Agreement. As of March 31, 2016, the balance in the debt service reserve account was $37.9 million, which we classified as restricted cash on our condensed consolidated balance sheets.

Comparison of Cash Flows for the three months ended March 31, 2016 and 2015

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash provided by operating activities	$2,603	$2,521
Net cash used in investing activities	(4,908)	(5,808)
Net cash provided by financing activities	6,528	10,061
Effect of exchange rate changes on cash	160	(240)
Net increase in cash and cash equivalents	$4,383	$6,534

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2016 was $2.6 million compared to net cash provided by operating activities of $2.5 million during the same period in 2015. During 2016, we experienced favorable changes in operating assets and liabilities, which resulted in more cash provided by operating activities for the first three months of 2016 compared to the same period in 2015. Changes during 2016 compared to the same period in 2015 resulted primarily from favorable fluctuations in accounts receivable and other assets, offset partially by unfavorable fluctuations in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $4.9 million for the three months ended March 31, 2016 compared to $5.8 million for the same period in 2015. The decrease in cash used in investing activities was due primarily to a decrease in spending related to our second-generation ground upgrades.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $6.5 million for the three months ended March 31, 2016 compared to $10.1 million for the same period in 2015. The decrease in net cash provided by financing activities was due primarily to a decrease in cash received from the sale of common stock to Terrapin.

Cash Position and Indebtedness

As of March 31, 2016, we held cash and cash equivalents of $11.9 million. We also had $37.9 million in restricted cash, which we must maintain through the term of the Facility Agreement and we will use to pay principal and interest under the Facility Agreement. Additionally, in August 2015, we entered into a new $75.0 million common stock purchase agreement with Terrapin (the "August 2015 Terrapin Agreement"), which is available to be drawn over a 24-month period. As of March 31, 2016, $53.5 million remained available under this agreement.

As of December 31, 2015, we held cash and cash equivalents of $7.5 million and $60.0 million was available under the August 2015 Terrapin Agreement.

The carrying amount of our current and long-term debt outstanding was $32.8 million and $555.0 million, respectively, at March 31, 2016, compared to $32.8 million and $548.3 million, respectively, at December 31, 2015. The current portion of our long-term debt outstanding at these dates represents principal payments under our Facility Agreement scheduled to occur within 12 months. The increase in our total debt balance was due primarily to a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt and accretion of the debt discounts related to our convertible notes.

Facility Agreement

On August 7, 2015, we entered into a Second Global Amendment and Restatement Agreement (the "2015 GARA") providing for the amendment and restatement of our former senior credit facility and certain related credit documents (this amended and restated senior secured credit facility agreement is herein referred to as the "Facility Agreement"). The indebtedness under the Facility Agreement is scheduled to mature in December 2022. As of March 31, 2016, we had fully drawn all funds available under the Facility Agreement, and the principal amount outstanding was $575.8 million. Semi-annual principal repayments began in December 2014. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of our 2015 Annual Report for a complete description of our Facility Agreement.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, we may cure noncompliance with certain financial covenants through Equity Cure Contributions (as described below) through a date as late as June 2019. If we violate any of these covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of March 31, 2016, we were in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to us from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions," and we may obtain them to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In August 2015 and February 2016, we drew $15 million and $6.5 million, respectively, under the August 2015 Terrapin Agreement. We used a portion of these funds as an Equity Cure Contribution under the Facility Agreement in the calculation of our compliance with financial covenants for the measurement period ended December 31, 2015.

The Facility Agreement requires that we maintain a total of $37.9 million in a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. As of March 31, 2016, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on our condensed consolidated balance sheets.

The Facility Agreement bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.  See discussion in Note 3: Long-Term Debt and Other Financing Arrangements in our condensed consolidated financial statements for further discussion of the Facility Agreement.

Thermo Loan Agreement

We also have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2016, the principal amount outstanding was $85.8 million, including $42.3 million of interest that had accrued since 2009 with respect to the Thermo Loan Agreement.

In connection with the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement the Second Thermo Group Undertaking Letter in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if our 8.00% Notes Issued in 2013 have been redeemed in full, September 30, 2019, they will make, or cause to be made, available to us cash equity financing in the aggregate amount of $30.0 million. Thermo must provide these funds if we request the funds or an event of default occurs and is continuing under the Facility Agreement, and Terrapin fails to purchase shares of our voting common stock to provide us with cash proceeds requested under the August 2015 Terrapin Agreement. The balance of this commitment will be reduced by any cash equity financing that we receive during the Commitment Period from Thermo or an external equity funding source, including Terrapin, and which we use as an Equity Cure Contribution. In August 2015 and February 2016, the Company drew $15 million and $6.5 million, respectively, under the August 2015 Terrapin Agreement. Thermo's remaining cash equity commitment was $8.5 million as of March 31, 2016. All of the transactions between us and Thermo and its affiliates were reviewed and approved on our behalf by a Special Committee of our independent directors, who were represented by independent counsel.

See discussion in Note 3: Long-Term Debt and Other Financing Arrangements in our condensed consolidated financial statements for further discussion of the Second Thermo Group Undertaking Letter, the Equity Agreement, and the Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 8.00% Notes Issued in 2013 initially were convertible into shares of our common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of our common stock per $1,000 principal amount of 8.00% Notes Issued in 2013, subject to adjustment. Due to common stock issuances by us since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate was $0.73 per share of common stock as of March 31, 2016.

As of March 31, 2016, the principal amount outstanding of the 8.00% Notes Issued in 2013 was $16.7 million. Interest on the 8.00% Notes Issued in 2013 is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 8.00% Notes Issued in 2013 at a rate of 2.25% per annum.

A holder of 8.00% Notes Issued in 2013 has the right, at the holder’s option, to require us to purchase some or all of the 8.00% Notes Issued in 2013 on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 8.00% Notes Issued in 2013 to be purchased plus accrued and unpaid interest.

The indenture governing the 8.00% Notes Issued in 2013 provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 8.00% Notes Issued in 2013, accelerate the maturity of the 8.00% Notes Issued in 2013. As of March 31, 2016, we were not in default under the indenture governing the 8.00% Notes Issued in 2013.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of our 2015 Annual Report for a complete description of our 8.00% Notes Issued in 2013.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

In conjunction with the amendment to the Facility Agreement in August 2015 (as discussed above), we entered into the August 2015 Terrapin Agreement pursuant to which we may require Terrapin to purchase up to $75.0 million of shares of voting common stock over the 24-month term following the date of the agreement. Over the 24-month term, in our discretion, we may present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares will equal the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased by Terrapin (but not less than a minimum price specified by us (a “Threshold Price”)), less a discount ranging from 2.75% to 4.00% based on the amount of the Threshold Price. In addition, in our discretion, but subject to certain limitations, we may grant to Terrapin the option to purchase additional shares during the Draw Down Period. We have agreed not to sell to Terrapin a number of shares of voting common stock that, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the number of our shares of voting common stock issued and outstanding at the date of the sale. As previously discussed, Thermo committed to purchase up to $30.0 million of our equity securities if we require it to do so or if there is an event of default under the Facility Agreement and funds are not available under the August 2015 Terrapin Agreement.

In August 2015, we drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, we drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. At March 31, 2016, $53.5 million remained available under the August 2015 Terrapin Agreement. We expect to make draws from time to time under the August 2015 Terrapin Agreement to be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

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

In April 2015, Hughes exercised its option to accept shares of our common stock (at a price 7% below market) in lieu of cash for certain of our remaining contract milestones, including milestones related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, we issued 7.4 million shares of freely tradable common stock at a 7% discount pursuant to this option. In the April 2015 agreement (as amended), we agreed to provide downside protection through June 30, 2016. This feature requires that we issue additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2016. Pursuant to this agreement, we recorded a $5.3 million liability as of March 31, 2016 based on an estimate of the value of this option calculated using a Black-Scholes pricing model. We mark this liability to market at each balance sheet date and through the settlement date. We recorded changes in this estimated liability in our condensed consolidated statement of operations for the three months ended March 31, 2016.

Our agreements with Ericsson are related to development, implementation and maintenance of a ground interface, or core network system, which will be installed at a number of our satellite gateway ground stations. In July 2014, we signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program time line. Prior to the amended and restated contract being finalized, we made an agreement with Ericsson that deferred certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, we signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, we executed a new letter agreement under which Ericsson agreed to waive the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, we reversed these amounts from accounts payable, accrued expenses and construction in progress on our condensed consolidated balance sheet. In August 2015, we executed a second amendment to the 2014 contract which incorporates revised payment and pricing schedules. This amendment also reflects an accelerated time line for the project such that the work is estimated to be completed in the second quarter, instead of the third quarter, of 2016. As of March 31, 2016, the remaining amount due under the contract is $6.1 million.

The following table presents the amount of actual and contractual capital expenditures for our contracts with Hughes and Ericsson related to the construction of our ground components and related product costs and includes both payments made in cash and stock (in thousands):

Capital Expenditures	Payments through March 31, 2016	Remaining estimated payments in 2016	Total
Hughes second-generation ground component (and related product costs)	$111,082	$756	$111,838
Ericsson ground network	25,393	6,115	31,508
Other Capital Expenditures	1,667	—	1,667
Total	$138,142	$6,871	$145,013

As of March 31, 2016, we recorded $0.2 million of these capital expenditures in accrued expenses.

In addition to the contractual agreements mentioned above, we have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. We are engaged in ongoing discussions with Thales regarding certain deliverables under the contract.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2015.

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

We also have operations in Venezuela. Since 2010, the Venezuelan government's frequent modifications to its currency laws have caused the Bolivar to devalue significantly and resulted in Venezuela being considered a highly inflationary economy. At the end of each accounting period through June 30, 2015, we remeasured our Venezuelan subsidiary from the Bolivar to the U.S. dollar at the official government rate of 6.3 Bolivars per U.S. dollar. Effective July 1, 2015 we began using the SIMADI exchange rate published by the Central Bank of Venezuela to remeasure our Venezuelan subsidiary's Bolivar based transactions and net monetary assets in U.S. dollars. We determined, based upon our specific facts and circumstances, that the SIMADI rate (renamed the DICOM rate in March 2016) is the most appropriate rate for financial reporting purposes, instead of the official exchange rate of 6.3 we previously used. We continue to monitor the significant uncertainty surrounding current Venezuela exchange mechanisms.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2016, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2016.

(b) Changes in internal control over financial reporting.

As of March 31, 2016, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 8: Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A."Risk Factors" of our 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of March 7, 2016

10.2*	Second Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 29, 2016)

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	May 5, 2016	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)