Form 10-Q
period 2016-06-30
Globalstar, Inc.
filed 2016-08-04
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of July 28, 2016, 946,270,691 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Service revenues	$20,970	$18,616	$39,719	$35,723
Subscriber equipment sales	4,116	4,407	7,203	8,322
Total revenue	25,086	23,023	46,922	44,045
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,937	8,027	15,528	15,461
Cost of subscriber equipment sales	2,886	2,983	5,064	6,114
Marketing, general and administrative	11,450	10,159	20,060	18,755
Depreciation, amortization, and accretion	19,224	19,271	38,379	38,317
Total operating expenses	41,497	40,440	79,031	78,647
Loss from operations	(16,411)	(17,417)	(32,109)	(34,602)
Other income (expense):
Loss on extinguishment of debt	—	(2,189)	—	(2,254)
Loss on equity issuance	(2,075)	(2,912)	(1,923)	(2,912)
Interest income and expense, net of amounts capitalized	(9,049)	(9,244)	(18,154)	(17,761)
Derivative gain	40,499	237,087	39,155	129,222
Other	685	(452)	(76)	3,681
Total other income (expense)	30,060	222,290	19,002	109,976
Income (loss) before income taxes	13,649	204,873	(13,107)	75,374
Income tax expense (benefit)	(450)	106	(259)	334
Net income (loss)	$14,099	$204,767	$(12,848)	$75,040

Other comprehensive income (loss):
Foreign currency translation adjustments	(925)	447	(1,576)	(843)
Total comprehensive income (loss)	$13,174	$205,214	$(14,424)	$74,197

Net income (loss) per common share:
Basic	$0.01	$0.20	$(0.01)	$0.07
Diluted	0.01	0.17	(0.01)	0.07
Weighted-average shares outstanding:
Basic	1,049,381	1,009,917	1,045,205	1,005,406
Diluted	1,249,672	1,205,450	1,045,205	1,199,182

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,269	$7,476
Accounts receivable, net of allowance of $4,330 and $5,270, respectively	16,164	14,536
Inventory	9,698	12,023
Prepaid expenses and other current assets	5,030	4,456
Total current assets	42,161	38,491
Property and equipment, net	1,059,019	1,077,560
Restricted cash	37,918	37,918
Prepaid second-generation ground costs	4,165	8,929
Intangible and other assets, net of accumulated amortization of $6,873 and $6,315, respectively	13,497	12,117
Total assets	$1,156,760	$1,175,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,112	$32,835
Accounts payable	6,039	8,118
Accrued contract termination charge	19,468	19,121
Accrued expenses	26,955	22,439
Payables to affiliates	240	616
Deferred revenue	25,225	23,902
Total current liabilities	116,039	107,031
Long-term debt, less current portion	540,350	548,286
Employee benefit obligations	4,894	4,810
Derivative liabilities	200,482	239,642
Deferred revenue	6,125	6,413
Debt restructuring fees	20,795	20,795
Other non-current liabilities	11,931	10,907
Total non-current liabilities	784,577	830,853
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 946,245,007 and 904,448,226 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	95	90
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at June 30, 2016 and December 31, 2015	13	13
Additional paid-in capital	1,624,875	1,591,443
Accumulated other comprehensive loss	(6,409)	(4,833)
Retained deficit	(1,362,430)	(1,349,582)
Total stockholders’ equity	256,144	237,131
Total liabilities and stockholders’ equity	$1,156,760	$1,175,015

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(12,848)	$75,040
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	38,379	38,317
Change in fair value of derivative assets and liabilities	(39,155)	(129,222)
Stock-based compensation expense	1,848	1,472
Amortization of deferred financing costs	4,672	4,667
Provision for bad debts	396	1,900
Noncash interest and accretion expense	5,487	5,712
Loss on extinguishment of debt	—	2,254
Loss on equity issuance	1,923	2,912
Noncash expense related to legal settlement	1,094	—
Unrealized foreign currency gain	(77)	(3,442)
Other, net	262	618
Changes in operating assets and liabilities:
Accounts receivable	(2,144)	(3,652)
Inventory	2,924	2,562
Prepaid expenses and other current assets	(868)	(788)
Other assets	104	(493)
Accounts payable and accrued expenses	(1,474)	(63)
Payables to affiliates	(377)	(25)
Other non-current liabilities	50	(429)
Deferred revenue	805	1,398
Net cash provided by (used in) operating activities	1,001	(1,262)
Cash flows used in investing activities:
Second-generation network costs (including interest)	(5,307)	(10,344)
Property and equipment additions	(6,345)	(2,325)
Purchase of intangible assets	(806)	(1,343)
Net cash used in investing activities	(12,458)	(14,012)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(16,418)	(3,225)
Proceeds from issuance of stock to Terrapin	28,500	24,000
Proceeds from issuance of common stock and exercise of options and warrants	3,016	419
Net cash provided by financing activities	15,098	21,194
Effect of exchange rate changes on cash	152	(170)
Net increase in cash and cash equivalents	3,793	5,750
Cash and cash equivalents, beginning of period	7,476	7,121
Cash and cash equivalents, end of period	$11,269	$12,871
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,922	$9,746
Income taxes	127	5

	Six Months Ended
	June 30, 2016	June 30, 2015
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation satellites and ground costs	1,500	995
Increase in accrued second-generation network costs	191	—
Capitalization of the accretion of debt discount and amortization of prepaid financing costs	2,099	1,580
Payments made in convertible notes and common stock	—	735
Principal amount of debt converted into common stock	—	6,491
Reduction of debt discount and issuance costs due to note conversions	—	2,085
Fair value of common stock issued upon conversion of debt	—	26,669
Reduction in derivative liability due to conversion of debt	—	20,008
Fair value of common stock issued to vendor for payment of invoices	—	16,684
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Capital Partners LLC, through its affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Company’s Chairman and Chief Executive Officer controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016 (the "2015 Annual Report"), and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The Company evaluates estimates on an ongoing basis. Significant estimates include the value of derivative instruments, the allowance for doubtful accounts, the net realizable value of inventory, the useful life and value of property and equipment, the value of stock-based compensation and income taxes. The Company has made certain reclassifications to prior period condensed consolidated financial statements to conform to current period presentation.

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09. With the one-year deferral, ASU No. 2014-09 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, early adoption is now permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which does not change the core principle of the guidance in ASU No. 2014-09 but clarifies the implementation guidance on principal versus agent considerations. The effective date and transition requirements for ASU No. 2016-08 are the same as those of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which amends the guidance on accounting for licenses of intellectual property and identifying performance obligations in its new revenue standard. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which is intended to reduce the cost and complexity of applying the new revenue standard and result in more consistent application. The Company is currently evaluating the impact that these standards will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing reporting.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely align U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years, and interim periods within those years, beginning after December 15, 2016. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU. No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect the effect to be material.
In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU. No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU No. 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of this standard on its ongoing reporting.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of this standard on its ongoing reporting.
In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the effect of this standard on its ongoing reporting.

2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Globalstar System:
Space component
First and second-generation satellites in service	$1,211,226	$1,211,768
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	48,184	46,870
Construction in progress:
Space component	81	81
Ground component	190,328	177,780
Next-generation software upgrades	8,435	3,440
Other	2,375	2,153
Total Globalstar System	1,510,150	1,491,613
Internally developed and purchased software	14,753	14,492
Equipment	11,996	10,802
Land and buildings	3,343	3,151
Leasehold improvements	1,731	1,671
Total property and equipment	1,541,973	1,521,729
Accumulated depreciation	(482,954)	(444,169)
Total property and equipment, net	$1,059,019	$1,077,560

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The ground component of construction in progress represents costs (including capitalized interest) associated with the Company's contracts with Hughes Network Systems, LLC ("Hughes") and Ericsson Inc. (“Ericsson”) to complete next-generation upgrades to the Company's ground infrastructure. The Company expects to begin depreciating this asset in the near future. See Note 7: Commitments for further discussion of these contracts.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of June 30, 2016 consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of June 30, 2016, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

Pursuant to the Amended and Restated Contract for the construction of Globalstar Satellites for the Second Generation Constellation between the Company and Thales Alenia Space France ("Thales"), dated and executed in June 2009 (the "2009 Contract"), the Company paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the LLI to be procured by Thales on the Company's behalf. The LLI were to be used in the construction of the Phase 3 satellites for the Company. As reflected on the Company's condensed consolidated balance sheets and in the above table, the Company believes that it owns the LLI and that title to them transferred upon payment. The Company has asked Thales to turn over the LLI. Despite historical statements to the contrary, Thales currently disputes the Company's ownership of the LLI and has asserted that the Company released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully in Note 8: Contingencies. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of the LLI to the Company. The Company disputes Thales' assertions and is currently considering its rights and remedies to recover the LLI. At this time, the Company cannot predict the outcome related to this dispute, including, without limitation, the likelihood of any settlement or the probability of success with respect to any litigation that the Company may determine to commence with respect to the LLI.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest costs eligible to be capitalized	$11,947	$10,589	$23,792	$20,705
Interest costs recorded in interest income (expense), net	(8,565)	(8,125)	(17,144)	(16,049)
Net interest capitalized	$3,382	$2,464	$6,648	$4,656

The following table summarizes depreciation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$19,118	$19,127	$38,168	$38,030

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
Long-term debt consists of the following (in thousands):

	June 30, 2016			December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$559,429	$51,702	$507,727	$575,846	$57,829	$518,017
Thermo Loan Agreement	88,400	31,136	57,264	83,222	32,558	50,664
8.00% Convertible Senior Notes Issued in 2013	16,936	3,465	13,471	16,747	4,307	12,440
Total Debt	664,765	86,303	578,462	675,815	94,694	581,121
Less: Current Portion	38,112	—	38,112	32,835	—	32,835
Long-Term Debt	$626,653	$86,303	$540,350	$642,980	$94,694	$548,286

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

Facility Agreement

On July 31, 2013, the Company entered into a Global Deed of Amendment and Restatement with Thermo, the Company's domestic subsidiaries, a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Credit Agricole Corporate and Investment Bank and Credit Industrial et Commercial, as arrangers, and BNP Paribas, as the security agent and COFACE Agent, providing for the amendment and restatement of its former facility agreement and certain related credit documents effective August 22, 2013 (the amended and restated facility agreement is herein referred to as the "Facility Agreement"). On August 7, 2015, the Company, Thermo, the lenders and their agent entered into a Second Global Amendment and Restatement Agreement (the "2015 GARA").

The Facility Agreement is scheduled to mature in December 2022. As of June 30, 2016, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. The facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with Equity Cure Contributions (as described below) through a date as late as June 2019. If the Company violates any of these covenants and is unable to make a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants in the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. As of June 30, 2016, the Company was in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be funded in order to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In August 2015 and February 2016, the Company drew $15 million and $6.5 million, respectively, under its common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin") (the "August 2015 Terrapin Agreement"). The Company used a portion of these funds as an Equity Cure Contribution under the Facility Agreement with respect to the calculation of compliance with financial covenants for the measurement period ended December 31, 2015. In June 2016, the Company drew $22 million under the August 2015 Terrapin Agreement. The Company used these funds as an Equity Cure Contribution under the Facility Agreement with respect to the calculation of compliance with financial covenants for the measurement period ended June 30, 2016. The Company may draw the remaining amounts available under the August 2015 Terrapin Agreement to achieve compliance with certain financial covenants under the Facility Agreement.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of June 30, 2016, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on the Company's condensed consolidated balance sheets.
Thermo Loan Agreement
In connection with the amendment and restatement of the Facility Agreement, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to all of the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2016, $44.9 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

In connection with, and as a condition to the effectiveness of, the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement an undertaking (the “Second Thermo Group Undertaking Letter”) in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if the Company's 8.00% Notes Issued in 2013 shall have been redeemed in full, September 30, 2019 (the “Commitment Period”), under certain circumstances, they will make, or cause to be made, available to the Company cash equity financing in the aggregate amount of up to $30.0 million.

The balance of this commitment is reduced by any cash equity financing received by the Company during the Commitment Period from Thermo or an external equity funding source, including Terrapin, if the Company uses the funds as an Equity Cure Contribution.

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

Since the inception of the 2015 GARA, the Company has received cash equity financing in excess of Thermo's equity commitment. This cash equity financing primarily includes draws under the August 2015 Terrapin Agreement in August 2015, February 2016, and June 2016 for $15.0 million, $6.5 million, and $22.0 million, respectively. As a result, Thermo has no remaining cash equity commitment under the Equity Agreement as of June 30, 2016.

All of the transactions between the Company and Thermo and its affiliates were reviewed and approved on the Company's behalf by a Special Committee of its independent directors, who were represented by independent counsel.

8.00% Convertible Senior Notes Issued in 2013

The 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") initially were convertible into shares of common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 2013 8.00% Notes, subject to adjustment. The conversion price of the 2013 8.00% Notes is adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "Indenture"). Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion price (rounded to the nearest cent) has been reduced to $0.73 per share of common stock as of June 30, 2016.

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of June 30, 2016, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

Subject to certain conditions set forth in the Indenture, the Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon.

A holder of the 2013 8.00% Notes has the right, at the holder’s option, to require the Company to purchase some or all of the 2013 8.00% Notes held by it on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

Subject to the procedures for conversion and other terms and conditions of the Indenture, a holder may convert its 2013 8.00% Notes at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the option of the Company, cash in lieu of all or a portion thereof, provided that, under the Facility Agreement, the Company may pay cash only with the consent of the Majority Lenders).

As of June 30, 2016, holders had converted a total of $39.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 72.1 million shares of voting common stock. There were no conversions during the three and six month periods ended June 30, 2016. During the three-month period ended June 30, 2015, holders converted a total of $6.3 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 10.4 million shares of voting common stock, and recognition of a loss on extinguishment of debt of $2.2 million. During the six-month period ended June 30, 2015, holders converted a total of $6.5 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 10.9 million shares of voting common stock, and recognition of a loss on extinguishment of debt of $2.3 million.

Holders who convert 2013 8.00% Notes receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of June 30, 2016, no conversions had been initiated but not yet fully settled.

The Company evaluated the various embedded derivatives within the Indenture for the 2013 8.00% Notes. The Company determined that the conversion option and the contingent put feature within the Indenture required bifurcation from the 2013 8.00% Notes. The Company did not deem the conversion option and the contingent put feature to be clearly and closely related to the 2013 8.00% Notes and separately accounted for them as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the face value of the 2013 8.00% Notes.

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 2013 8.00% Notes (April 1, 2018) using an effective interest rate method. The Company is marking to market the fair value of the compound embedded derivative liability at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices.

Warrants Outstanding

Warrants are outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Contingent Equity Agreement (1)	24,571,428	30,191,866	$0.01	$0.01
5.0% Warrants (2)	—	8,000,000	—	0.32
	24,571,428	38,191,866

(1)
Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 9: Related Party Transactions in the Consolidated Financial Statements in the 2015 Annual Report for a description of the Contingent Equity Agreement), the Company issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants were issued between June 2009 and June 2012 and have a five-year exercise period from issuance. As of June 30, 2016, Thermo had exercised warrants to purchase approximately 16.9 million of these shares prior to the expiration of the associated warrants. In June 2016, Thermo exercised warrants to purchase 5.6 million shares of voting common stock for a total purchase price of $0.1 million. The exercise period for the remaining outstanding warrants expires in June 2017.

(2)
In June 2011, the Company issued warrants (the “5.0% Warrants”) to purchase 15.2 million shares of its voting common stock in connection with the issuance of its 5.0% Convertible Senior Unsecured Notes. In June 2016, Thermo exercised all of the remaining warrants outstanding to purchase 8.0 million shares of voting common stock for a total purchase price of $2.5 million. See Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements in the 2015 Annual Report for a complete description of the 5.0% Warrants.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a common stock purchase agreement with Terrapin pursuant to which the Company, subject to certain conditions, could require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. When the Company made a draw under this Terrapin common stock purchase agreement, it issued Terrapin shares of common stock at a price per share calculated as specified in the agreement. During the six months ended June 30, 2015, the Company drew $24.0 million under the agreement and issued 11.1 million shares of voting common stock to Terrapin at an average price of $2.18 per share. Through the term of this agreement, Terrapin purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million. No funds remain available under this agreement.

In conjunction with the amendment of the Facility Agreement in August 2015 (as discussed above), the Company entered into a new common stock purchase agreement with Terrapin pursuant to which the Company may require Terrapin to purchase up to $75.0 million of shares of the Company’s voting common stock over the 24-month term following the date of the agreement. From time to time over the 24-month term, in the Company’s discretion, the Company may present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares of voting common stock will equal the daily volume weighted average price of the common stock on each date during the Draw Down Period on which shares are purchased by Terrapin, but not less than a minimum price specified by the Company (a “Threshold Price”), less a discount ranging from 2.75% to 4.00% based on the Threshold Price. In addition, in the Company’s discretion, but subject to certain limitations, the Company may grant to Terrapin the option to purchase additional shares during a Draw Down Period. The Company has agreed not to sell to Terrapin a number of shares of voting common stock that, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the then issued and outstanding shares of voting common stock. As discussed above in this Note 3: Long-Term Debt and Other Financing Arrangements and in Note 9: Related Party Transactions, Thermo committed, under certain conditions, to purchase equity securities of the Company on the same pricing terms as the August 2015 Terrapin Agreement.

In August 2015, the Company drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, the Company drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. In June 2016, the Company drew $22.0 million under the August 2015 Terrapin Agreement and issued 19.5 million shares of voting common stock to Terrapin at an average price of $1.13 per share. As of June 30, 2016, $31.5 million remained available under the August 2015 Terrapin Agreement. The Company will make additional draws from time to time under the August 2015 Terrapin Agreement to be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

4. DERIVATIVES

In connection with certain existing and past borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments is designated as a hedge. The following tables disclose the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
Derivative assets:
Interest rate cap	$1	$6
Total derivative assets	$1	$6
Derivative liabilities:
Compound embedded derivative with 2013 8.00% Notes	$(20,420)	$(26,203)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(180,062)	(213,439)
Total derivative liabilities	$(200,482)	$(239,642)
 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate cap	$(1)	$(6)	$(5)	$(27)
Compound embedded derivative with 2013 8.00% Notes	5,335	37,928	5,783	18,892
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	35,165	199,165	33,377	110,357
Total derivative gain	$40,499	$237,087	$39,155	$129,222
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

Compound Embedded Derivative with the 2013 8.00% Notes

As a result of the conversion option and the contingent put feature within the 2013 8.00% Notes, the Company recorded a compound embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the face value of the 2013 8.00% Notes. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$1	$—	$1
Total assets measured at fair value	$—	$1	$—	$1

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(7,418)	$—	$(7,418)
Compound embedded derivative with 2013 8.00% Notes	—	—	(20,420)	(20,420)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(180,062)	(180,062)
Total liabilities measured at fair value	$—	$(7,418)	$(200,482)	$(207,900)

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$6	$—	$6
Total assets measured at fair value	$—	$6	$—	$6

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(5,495)	$—	$(5,495)
Compound embedded derivative with 2013 8.00% Notes	—	—	(26,203)	(26,203)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(213,439)	(213,439)
Total liabilities measured at fair value	$—	$(5,495)	$(239,642)	$(245,137)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

The Company has one liability classified as Level 2. As described in Note 7: Commitments, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature requires the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on September 30, 2016. The value of this option is calculated using a Black-Scholes pricing model. This liability is marked-to-market at each balance sheet date and through the settlement date.

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	June 30, 2016
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	100% - 130%	0.5%	$0.73	$1.21
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	40% - 130%	1.3%	$0.73	$1.21

	December 31, 2015
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 2013 8.00% Notes	75% - 90%	1.1%	$0.73	$1.44
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 90%	2.1%	$0.73	$1.44

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

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivatives within the Company’s 2013 8.00% Notes and Thermo Loan Agreement included the following inputs and features: payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion, automatic conversions, and the principal balance of each loan at the balance sheet date. There are also certain put and call features within the 2013 8.00% Notes that impact the valuation model. The trading activity in the market provides the Company with additional valuation support. The Company uses a weight factor to calculate the fair value of the embedded derivatives to align the fair value produced from the Monte Carlo simulation model with the market value of the 2013 8.00% Notes. Due to the similarities of the debt instruments, the Company applies a similar weight to the embedded derivative in the Thermo Loan Agreement. These valuations are sensitive to the weighting applied to each of the simulated values.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(240,982)	$(548,526)	$(239,642)	$(441,550)
Derivative adjustment related to conversions	—	19,140	—	20,008
Unrealized gain, included in derivative gain	40,500	237,093	39,160	129,249
Balance at end of period	$(200,482)	$(292,293)	$(200,482)	$(292,293)

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

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Thermo Loan Agreement	$57,264	$29,207	$50,664	$17,244
2013 8.00% Notes	13,471	12,111	12,440	9,831

6. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued interest	$319	$317
Accrued compensation and benefits	2,927	2,098
Accrued property and other taxes	4,391	4,125
Accrued customer liabilities and deposits	3,336	3,216
Accrued professional and other service provider fees	2,401	1,830
Accrued commissions	969	1,216
Accrued telecommunications expenses	865	1,487
Accrued inventory	217	502
Accrued liability for potential stock issuance to Hughes	7,418	5,495
Accrued liability for legal settlement	1,422	328
Other accrued expenses	2,690	1,825
Total accrued expenses	$26,955	$22,439

Accrued liability for potential stock issuance to Hughes includes the estimated value at June 30, 2016 of the downside protection that the Company provided to Hughes in connection with its April 2015 agreement (as amended).  See Note 5: Fair Value Measurements and Note 7: Commitments for further discussion.

Other accrued expenses include primarily capital lease obligations, occupancy costs, payments to independent gateway operators ("IGOs") and estimated payroll shortfall under the Cooperative Endeavor Agreement with the Louisiana Department of Economic Development.

Other non-current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Long-term accrued interest	$96	$96
Asset retirement obligation	1,373	1,302
Deferred rent and other deferred expense	561	593
Liability related to the Cooperative Endeavor Agreement with the State of Louisiana	616	716
Uncertain income tax positions	6,352	5,795
Foreign tax contingencies	2,706	2,311
Capital lease obligations	227	94
Total other non-current liabilities	$11,931	$10,907

As a result of the expiration of the statute of limitations associated with the tax position of one of the Company's foreign subsidiaries, the Company anticipates removing the total position of $6.4 million in the Company’s unrecognized tax benefits, inclusive of cumulative interest and penalties, from its non-current liabilities during the quarter ending September 30, 2016.

7. COMMITMENTS

Contractual Obligations - Second-Generation Satellites, Next-Generation Gateways and Other Ground Facilities

As of June 30, 2016, the Company had purchase commitments with Thales, Hughes and Ericsson related to the procurement, deployment and maintenance of the second-generation network.

Second-Generation Satellites

As of June 30, 2016, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. The Company and Thales have discussed the ownership of certain deliverables under this contract but have been unable to reach an agreement.

Effective October 24, 2014, the Company entered into a contract with Thales for in-orbit support services for the second-generation satellites delivered under the 2009 contract described in Note 2: Property and Equipment. These services will be performed over a three-year period for a total cost of approximately €1.9 million. A credit of €0.6 million was applied to the total cost, reducing the first annual payment to €0. This credit results from a settlement of amounts previously paid in conjunction with the 2009 contract.

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

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, including those related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. The portion of these contract payments related to future milestone work is included in Prepaid second-generation ground costs on the condensed consolidated balance sheets as of June 30, 2016. As the contract milestones are achieved, the Company will reclassify the related costs from Prepaid second-generation ground costs to construction in progress within Property and equipment. In the April 2015 agreement (as amended), the Company agreed to provide downside protection through September 30, 2016. This feature requires that the Company issue additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on September 30, 2016. Pursuant to this agreement, the Company recorded a liability of $7.4 million as of June 30, 2016 and $5.5 million as of December 31, 2015, respectively. The Company calculated these estimates of the value of this option using a Black-Scholes pricing model. This liability is marked-to-market at each balance sheet date and through the settlement date. The Company records gains and losses resulting from changes in the value of this liability in its condensed consolidated statement of operations.

Ericsson

In October 2008, the Company entered into a contract with Ericsson to develop, implement and maintain a ground interface, or core network system, which will be installed at a number of the Company’s satellite gateway ground stations. In July 2014, the parties signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program timeline. Prior to the amended and restated contract being finalized, Ericsson and the Company agreed to defer certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, the Company signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, the parties executed a new letter agreement under which Ericsson waived the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, the Company reversed these amounts from accounts payable, accrued expenses and construction in progress on the Company's condensed consolidated balance sheet. In August 2015, the Company and Ericsson executed a second amendment to the 2014 contract which incorporated revised payment and pricing schedules. This amendment also reflected an accelerated timeline for the project providing that the work was estimated to be completed in the second quarter, instead of the third quarter, of 2016. During the second quarter of 2016, the Company took possession of the final Ericsson hardware for the Company's global deployment. As of June 30, 2016, the remaining amount due under the contract is $6.0 million, which is related to the final acceptance of all contract deliverables.

Other Second-Generation Commitments

The Company has signed various licensing and royalty agreements necessary for the manufacture and distribution of its second-generation products. The Company will pay or has paid license fees for new product technology with royalty fees payable on a per unit basis as these units are manufactured, sold, or activated.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of June 30, 2016, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore it would survive any termination of the Settlement Agreement. As of June 30, 2016, no party had terminated the Settlement Agreement.

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. During the second quarter of 2016, the Company increased an accrual related to the settlement of litigation incurred on behalf of the Company's Brazilian subsidiary. As of June 30, 2016, the Company expects the total settlement to be 4.5 million reais, or $1.4 million, which will be paid in Globalstar common stock. In management's opinion, there is no pending litigation, dispute or claim, other than those described in this report, which could be expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.2 million and $0.6 million at each of June 30, 2016 and December 31, 2015, respectively.

Transactions with Thermo

Expenses incurred by Thermo on behalf of the Company, including non-cash expenses and those expenses charged to the Company, were $0.2 million and $0.4 million during the three months ended June 30, 2016 and 2015, respectively and were $0.3 million and $0.5 million during the six months ended June 30, 2016 and 2015, respectively. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company and receive no cash compensation from the Company). The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time.

As of June 30, 2016, the principal amount outstanding under the Loan Agreement with Thermo was $88.4 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $180.1 million. For the three months ended June 30, 2016 and 2015, interest on the Loan Agreement was approximately $2.6 million and $2.2 million, respectively. For the six months ended June 30, 2016 and 2015, interest on the Loan Agreement was approximately $5.2 million and $4.2 million, respectively. In addition, as of June 30, 2016, warrants to purchase approximately 24.6 million shares issued under the Contingent Equity Agreement remain outstanding, all of which are held by Thermo and are scheduled to expire in June 2017. In June 2016, Thermo exercised warrants to purchase 5.6 million and 8.0 million shares of voting common stock related to the Contingent Equity Agreement and the Company's 5.0% Warrants, respectively. As a result of these warrant exercises, the Company received aggregate proceeds of $2.6 million in June 2016.

In August 2015, the Company entered into an Equity Agreement with Thermo. Thermo agreed to purchase up to $30.0 million in equity securities of the Company if the Company so requests or if an event of default is continuing under the Facility Agreement and funds are not available under the August 2015 Terrapin Agreement. As of June 30, 2016, the Company has received cash equity financing in excess of Thermo's equity commitment. This cash equity financing primarily includes draws under the August 2015 Terrapin Agreement in August 2015, February 2016, and June 2016 for $15.0 million, $6.5 million, and $22.0 million, respectively. As a result, Thermo had no remaining cash equity commitment under the Equity Agreement as of June 30, 2016.

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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accumulated other comprehensive loss, beginning of period	$(5,484)	$(4,188)	$(4,833)	$(2,898)
Other comprehensive income (loss):
Foreign currency translation adjustments	(925)	447	(1,576)	(843)
Accumulated other comprehensive loss, end of period	$(6,409)	$(3,741)	$(6,409)	$(3,741)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

11.  GEOGRAPHIC INFORMATION

The Company attributes subscriber equipment sales to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. Property and equipment is attributed to the various countries based on the physical location of the asset at the end of a given period, except for the Company's satellites that are included in the property and equipment of the United States. The Company’s information by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Service revenue:
United States	$14,407	$12,468	$27,676	$24,183
Canada	4,066	3,771	7,310	7,204
Europe	1,805	1,541	3,263	2,743
Central and South America	570	688	1,188	1,302
Others	122	148	282	291
Total service revenue	$20,970	$18,616	$39,719	$35,723
Subscriber equipment sales:
United States	2,226	1,990	3,530	3,578
Canada	1,052	1,278	1,813	2,439
Europe	527	452	956	985
Central and South America	279	424	667	1,057
Others	32	263	237	263
Total subscriber equipment sales	$4,116	$4,407	$7,203	$8,322
Total revenue	$25,086	$23,023	$46,922	$44,045

	June 30, 2016	December 31, 2015
Property and equipment, net:
United States	$1,054,493	$1,073,327
Canada	626	510
Europe	454	484
Central and South America	3,126	2,782
Others	320	457
Total property and equipment, net	$1,059,019	$1,077,560

12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$14,099	$204,767	$(12,848)	$75,040
Effect of dilutive securities:
2013 8.00% Notes	537	593	—	1,313
Thermo Loan Agreement	2,401	2,148	—	4,251
Income (loss) to common stockholders plus assumed conversions	$17,037	$207,508	$(12,848)	$80,604
Weighted average common shares outstanding:
Basic shares outstanding	1,049,381	1,009,917	1,045,205	1,005,406
Incremental shares from assumed exercises, conversions and other issuances:
Stock options, restricted stock, restricted stock units and ESPP	5,793	8,667	—	8,534
2013 8.00% Notes	27,164	28,001	—	27,778
Thermo Loan Agreement	139,709	120,673	—	119,272
Warrants and other	27,625	38,192	—	38,192
Diluted shares outstanding	1,249,672	1,205,450	1,045,205	1,199,182
Income (loss) per share:
Basic	0.01	0.20	(0.01)	0.07
Diluted	0.01	0.17	(0.01)	0.07

For the six months ended June 30, 2016, 197.0 million shares of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the Company’s issuance of the 2013 8.00% Notes, certain of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the 2013 8.00% Notes. The following financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Globalstar, Inc. (“Parent Company”), for the Guarantor Subsidiaries and for the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).
The condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include disclosures included in annual financial statements. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$10,944	$10,863	$10,689	$(11,526)	$20,970
Subscriber equipment sales	96	2,774	1,997	(751)	4,116
Total revenue	11,040	13,637	12,686	(12,277)	25,086
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,135	1,034	2,702	(934)	7,937
Cost of subscriber equipment sales	43	2,112	1,478	(747)	2,886
Marketing, general and administrative	5,430	1,322	16,219	(11,521)	11,450
Depreciation, amortization, and accretion	18,851	206	288	(121)	19,224
Total operating expenses	29,459	4,674	20,687	(13,323)	41,497
Income (loss) from operations	(18,419)	8,963	(8,001)	1,046	(16,411)
Other income (expense):
Loss on equity issuance	(2,075)	—	—	—	(2,075)
Interest income and expense, net of amounts capitalized	(9,000)	(3)	(47)	1	(9,049)
Derivative gain	40,499	—	—	—	40,499
Equity in subsidiary earnings (loss)	2,924	(968)	—	(1,956)	—
Other	170	92	328	95	685
Total other income (expense)	32,518	(879)	281	(1,860)	30,060
Income (loss) before income taxes	14,099	8,084	(7,720)	(814)	13,649
Income tax benefit	—	—	(450)	—	(450)
Net income (loss)	$14,099	$8,084	$(7,270)	$(814)	$14,099
Comprehensive income (loss)	$14,099	$8,084	$(8,195)	$(814)	$13,174

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$15,932	$6,865	$11,213	$(15,394)	$18,616
Subscriber equipment sales	296	2,615	2,993	(1,497)	4,407
Total revenue	16,228	9,480	14,206	(16,891)	23,023
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	4,969	1,652	3,037	(1,631)	8,027
Cost of subscriber equipment sales	78	2,137	3,286	(2,518)	2,983
Marketing, general and administrative	4,940	1,832	16,561	(13,174)	10,159
Depreciation, amortization, and accretion	18,778	293	329	(129)	19,271
Total operating expenses	28,765	5,914	23,213	(17,452)	40,440
Income (loss) from operations	(12,537)	3,566	(9,007)	561	(17,417)
Other income (expense):
Loss on extinguishment of debt	(2,189)	—	—	—	(2,189)
Loss on equity issuance	(2,912)	—	—	—	(2,912)
Interest income and expense, net of amounts capitalized	(9,107)	(5)	(138)	6	(9,244)
Derivative gain	237,087	—	—	—	237,087
Equity in subsidiary earnings (loss)	(5,035)	1,161	—	3,874	—
Other	(674)	(132)	355	(1)	(452)
Total other income (expense)	217,170	1,024	217	3,879	222,290
Income (loss) before income taxes	204,633	4,590	(8,790)	4,440	204,873
Income tax expense (benefit)	(134)	(8)	248		106
Net income (loss)	$204,767	$4,598	$(9,038)	$4,440	$204,767
Comprehensive income (loss)	$204,767	$4,598	$(8,591)	$4,440	$205,214

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$27,882	$18,358	$20,114	$(26,635)	$39,719
Subscriber equipment sales	424	4,466	3,674	(1,361)	7,203
Total revenue	28,306	22,824	23,788	(27,996)	46,922
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,948	2,070	5,597	(2,087)	15,528
Cost of subscriber equipment sales	187	3,540	2,693	(1,356)	5,064
Marketing, general and administrative	10,604	1,854	33,064	(25,462)	20,060
Depreciation, amortization, and accretion	37,623	426	569	(239)	38,379
Total operating expenses	58,362	7,890	41,923	(29,144)	79,031
Income (loss) from operations	(30,056)	14,934	(18,135)	1,148	(32,109)
Other income (expense):
Loss on equity issuance	(1,923)	—	—	—	(1,923)
Interest income and expense, net of amounts capitalized	(17,981)	(12)	(152)	(9)	(18,154)
Derivative gain	39,155	—	—	—	39,155
Equity in subsidiary earnings (loss)	(1,427)	2,079	—	(652)	—
Other	(616)	(112)	604	48	(76)
Total other income (expense)	17,208	1,955	452	(613)	19,002
Income (loss) before income taxes	(12,848)	16,889	(17,683)	535	(13,107)
Income tax benefit	—	—	(259)	—	(259)
Net income (loss)	$(12,848)	$16,889	$(17,424)	$535	$(12,848)
Comprehensive income (loss)	$(12,848)	$16,889	$(19,000)	$535	$(14,424)

Globalstar, Inc.
 Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$32,175	$14,543	$20,020	$(31,015)	$35,723
Subscriber equipment sales	354	6,064	5,491	(3,587)	8,322
Total revenue	32,529	20,607	25,511	(34,602)	44,045
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,504	3,177	6,289	(3,509)	15,461
Cost of subscriber equipment sales	60	5,443	5,732	(5,121)	6,114
Marketing, general and administrative	9,449	2,991	32,305	(25,990)	18,755
Depreciation, amortization, and accretion	37,327	591	652	(253)	38,317
Total operating expenses	56,340	12,202	44,978	(34,873)	78,647
Income (loss) from operations	(23,811)	8,405	(19,467)	271	(34,602)
Other income (expense):
Loss on extinguishment of debt	(2,254)	—	—	—	(2,254)
Loss on equity issuance	(2,912)	—	—	—	(2,912)
Interest income and expense, net of amounts capitalized	(17,443)	(15)	(309)	6	(17,761)
Derivative gain	129,222	—	—	—	129,222
Equity in subsidiary earnings (loss)	(8,949)	5,426	—	3,523	—
Other	1,132	394	2,102	53	3,681
Total other income (expense)	98,796	5,805	1,793	3,582	109,976
Income (loss) before income taxes	74,985	14,210	(17,674)	3,853	75,374
Income tax expense (benefit)	(55)	15	374	—	334
Net income (loss)	$75,040	$14,195	$(18,048)	$3,853	$75,040
Comprehensive income (loss)	$75,040	$14,195	$(18,891)	$3,853	$74,197

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,640	$807	$2,822	$—	$11,269
Accounts receivable	5,925	6,022	4,217	—	16,164
Intercompany receivables	869,736	644,878	63,659	(1,578,273)	—
Inventory	2,128	5,058	2,512	—	9,698
Prepaid expenses and other current assets	2,393	330	2,307	—	5,030
Total current assets	887,822	657,095	75,517	(1,578,273)	42,161
Property and equipment, net	1,051,013	3,479	4,649	(122)	1,059,019
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	10,717	—	16,295	(27,012)	—
Investment in subsidiaries	(272,351)	23,009	34,404	214,938	—
Prepaid second-generation ground costs	4,165	—	—	—	4,165
Intangible and other assets, net	12,739	200	568	(10)	13,497
Total assets	$1,732,023	$683,783	$131,433	$(1,390,479)	$1,156,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,112	$—	$—	$—	$38,112
Accounts payable	2,360	2,571	1,108	—	6,039
Accrued contract termination charge	19,468	—	—	—	19,468
Accrued expenses	13,378	6,047	7,530	—	26,955
Intercompany payables	620,440	725,974	241,038	(1,587,452)	—
Payables to affiliates	240	—	—	—	240
Deferred revenue	2,007	17,691	5,527	—	25,225
Total current liabilities	696,005	752,283	255,203	(1,587,452)	116,039
Long-term debt, less current portion	540,350	—	—	—	540,350
Employee benefit obligations	4,894	—	—	—	4,894
Intercompany notes payable	6,004	—	12,860	(18,864)	—
Derivative liabilities	200,482	—	—	—	200,482
Deferred revenue	5,834	291	—	—	6,125
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,515	315	10,101	—	11,931
Total non-current liabilities	779,874	606	22,961	(18,864)	784,577
Stockholders’ equity (deficit)	256,144	(69,106)	(146,731)	215,837	256,144
Total liabilities and stockholders’ equity	$1,732,023	$683,783	$131,433	$(1,390,479)	$1,156,760

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,530	$719	$3,227	$—	$7,476
Accounts receivable	4,521	5,215	4,461	339	14,536
Intercompany receivables	859,370	465,488	34,742	(1,359,600)	—
Inventory	2,148	6,321	3,554	—	12,023
Prepaid expenses and other current assets	2,399	291	1,766	—	4,456
Total current assets	871,968	478,034	47,750	(1,359,261)	38,491
Property and equipment, net	1,069,605	3,722	4,587	(354)	1,077,560
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	12,037	—	14,994	(27,031)	—
Investment in subsidiaries	(298,976)	9,512	32,946	256,518	—
Prepaid second-generation ground costs	8,929	—	—	—	8,929
Intangible and other assets, net	11,384	280	464	(11)	12,117
Total assets	$1,712,865	$491,548	$100,741	$(1,130,139)	$1,175,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,835	$—	$—	$—	$32,835
Accounts payable	4,292	2,439	1,387	—	8,118
Accrued contract termination charge	19,121	—	—	—	19,121
Accrued expenses	9,816	6,949	5,674	—	22,439
Intercompany payables	580,383	604,999	179,105	(1,364,487)	—
Payables to affiliates	616	—	—	—	616
Deferred revenue	1,980	17,722	4,200	—	23,902
Total current liabilities	649,043	632,109	190,366	(1,364,487)	107,031
Long-term debt, less current portion	548,286	—	—	—	548,286
Employee benefit obligations	4,810	—	—	—	4,810
Intercompany notes payable	5,564	—	13,970	(19,534)	—
Derivative liabilities	239,642	—	—	—	239,642
Deferred revenue	6,027	386	—	—	6,413
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,567	305	9,035	—	10,907
Total non-current liabilities	826,691	691	23,005	(19,534)	830,853
Stockholders’ equity (deficit)	237,131	(141,252)	(112,630)	253,882	237,131
Total liabilities and stockholders’ equity	$1,712,865	$491,548	$100,741	$(1,130,139)	$1,175,015

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$916	$255	$(170)	$—	$1,001
Cash flows used in investing activities:
Second-generation network costs (including interest)	(5,161)	—	(146)	—	(5,307)
Property and equipment additions	(5,937)	(167)	(241)	—	(6,345)
Purchase of intangible assets	(806)	—	—	—	(806)
Net cash used in investing activities	(11,904)	(167)	(387)	—	(12,458)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(16,418)	—	—	—	(16,418)
Proceeds from issuance of stock to Terrapin	28,500	—	—	—	28,500
Proceeds from issuance of common stock and exercise of options and warrants	3,016	—	—	—	3,016
Net cash provided by financing activities	15,098	—	—	—	15,098
Effect of exchange rate changes on cash	—	—	152	—	152
Net increase (decrease) in cash and cash equivalents	4,110	88	(405)	—	3,793
Cash and cash equivalents, beginning of period	3,530	719	3,227	—	7,476
Cash and cash equivalents, end of period	$7,640	$807	$2,822	$—	$11,269

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$(3,451)	$1,239	$950	$—	$(1,262)
Cash flows used in investing activities:
Second-generation network costs (including interest)	(10,344)	—	—	—	(10,344)
Property and equipment additions	(636)	(1,452)	(237)	—	(2,325)
Purchase of intangible assets	(1,343)				(1,343)
Net cash used in investing activities	(12,323)	(1,452)	(237)	—	(14,012)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(3,225)				(3,225)
Proceeds from issuance of stock to Terrapin	24,000	—	—	—	24,000
Proceeds from issuance of common stock and exercise of options and warrants	419	—	—	—	419
Net cash provided by financing activities	21,194	—	—	—	21,194
Effect of exchange rate changes on cash	—	—	(170)	—	(170)
Net increase (decrease) in cash and cash equivalents	5,420	(213)	543	—	5,750
Cash and cash equivalents, beginning of period	3,166	672	3,283	—	7,121
Cash and cash equivalents, end of period	$8,586	$459	$3,826	$—	$12,871

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016 (the "2015 Annual Report") and in Item 1A.Risk Factors of Part II in this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

Mobile Satellite Services Business

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

Our products and services are sold through a variety of independent agents, dealers and resellers, and IGOs. We have distribution relationships with a number of "Big Box" and online retailers and other similar distribution channels which expands the diversification of our distribution channels.

At June 30, 2016, we served approximately 693,000 subscribers, which increased 3% from June 30, 2015. We count "subscribers" based on the number of devices that are subject to agreements which entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices. With the release of new product and service offerings and expansion in new and legacy markets, we anticipate further growth in our subscriber base.

Regulatory Reform for Terrestrial Spectrum Authority

In November 2013, the Federal Communications Commission (the "FCC") proposed rules which, if adopted, would enable us to offer low power terrestrial broadband services over a portion of our licensed MSS spectrum.  We have termed these services Terrestrial Low Power Service ("TLPS"). We believe TLPS represents a differentiated, premium, and immediate solution to existing Wi-Fi congestion. Through the two TLPS deployments held during 2015, we demonstrated a material increase in user throughput and network levels. These deployments also provided additional data confirming the successful coexistence of TLPS with other existing services. With these real world deployments of our TLPS operations, we have shown the FCC the dramatic consumer benefits that are achievable. The proposed rules would substantially revise the gating criteria for terrestrial use of our spectrum and would allow us to provide TLPS over our licensed spectrum together with the non-exclusive use of adjacent unlicensed spectrum. On May 13, 2016, the FCC circulated an order containing the proposed rules. If the FCC adopts the proposed order, we plan to establish one or more partnerships to deploy commercial service promptly as well as to seek similar terrestrial authority in certain international jurisdictions.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2016 and 2015

Revenue

Total revenue increased by $2.1 million, or approximately 9%, to $25.1 million for the three months ended June 30, 2016 from $23.0 million for the three months ended June 30, 2015. This increase was driven by a $2.4 million increase in service revenue resulting from a 4% increase in our average subscriber base and increases in ARPU for all types of revenue. This increase in service revenue was offset partially by a $0.3 million decrease in revenue from subscriber equipment sales. This decrease was due primarily to a lower volume of Duplex and Simplex units sold, offset partially by a higher volume of SPOT equipment sales during the second quarter of 2016 compared to the second quarter of 2015. Additionally, revenue recognized during the three months ended June 30, 2016 was reduced by an additional $0.2 million, compared to the prior year's second quarter, due to appreciation of the U.S. dollar.

Total revenue increased by $2.9 million, or approximately 7%, to $46.9 million for the six months ended June 30, 2016 from $44.0 million for the six months ended June 30, 2015. This increase was driven by a $4.0 million increase in service revenue resulting from a 5% increase in our average subscriber base and increases in ARPU for all types of revenue. This increase in service revenue was offset partially by a $1.1 million decrease in revenue from subscriber equipment sales. This decrease was due primarily to a lower volume of Duplex and Simplex units sold, offset partially by a higher volume of SPOT equipment sales, during the second quarter of 2016 compared to the second quarter of 2015. Additionally, revenue recognized during the six months ended June 30, 2016 was reduced by an additional $0.7 million, compared to the prior year period, due to appreciation of the U.S. dollar.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$8,093	32%	$6,998	30%	$14,427	31%	$13,163	30%
SPOT	9,489	38	8,345	36	18,590	39	15,861	36
Simplex	2,644	11	2,249	10	5,009	11	4,535	10
IGO	172	1	163	1	416	1	387	1
Other	572	2	861	4	1,277	3	1,777	5
Total	$20,970	84%	$18,616	81%	$39,719	85%	$35,723	82%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$1,171	4%	$1,316	6%	$2,019	4%	$2,825	6%
SPOT	1,654	7	1,469	6	2,615	6	2,527	6
Simplex	1,072	4	1,209	5	2,006	4	2,396	5
IGO	229	1	351	2	531	1	473	1
Other	(10)	—	62	—	32	—	101	—
Total	$4,116	16%	$4,407	19%	$7,203	15%	$8,322	18%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average number of subscribers for the period:
Duplex	77,479	72,334	77,154	71,188
SPOT	272,698	251,092	271,073	247,961
Simplex	297,945	292,873	300,529	292,357
IGO	39,091	38,752	39,127	38,686
Other	2,662	5,756	2,703	5,776
Total	689,875	660,807	690,586	655,968

ARPU (monthly):
Duplex	$34.82	$32.25	$31.16	$30.82
SPOT	11.60	11.08	11.43	10.66
Simplex	2.96	2.56	2.78	2.59
IGO	1.46	1.40	1.77	1.67

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

Other service revenue includes revenue generated primarily from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present ARPU for other service revenue in the table above. Effective April 1, 2016, we began classifying activation fees with the service revenue to which they relate.

Service Revenue

Duplex service revenue increased approximately 16% and 10% for the three and six months ended June 30, 2016, respectively, due to increases in both the average subscriber base and ARPU compared to the same periods in 2015. The average Duplex subscriber base increased 7% and 8% and ARPU increased 8% and 1% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Higher ARPU was due primarily to increases in our legacy rate plans across a portion of our existing subscriber base, as well as higher revenue from annual, usage-based plans. Over the past several quarters, the popularity of our annual, usage-based plans has substantially increased. These plans result in higher service revenue recognized in seasonally stronger months due to increased usage and expiration of unused minutes on the anniversary date of the customer's contract. These increases were offset partially by the appreciation of the U.S. dollar. Due to our global footprint, a significant portion of our sales are generated internationally. For the three and six months ended June 30, 2016 compared to the same periods in 2015, the movement of foreign exchange rates decreased Duplex service revenue by $0.2 million and $0.5 million, respectively.

SPOT service revenue increased 14% and 17% for the three and six months ended June 30, 2016, compared to the same periods in 2015.  For the three and six months ended June 30, 2016, SPOT ARPU increased 5% and 7%, respectively, driven primarily by the significant number of SPOT Gen3TM sales over the past 12 months. We sell SPOT Gen3TM with a higher annual rate plan compared to other SPOT products due to its enhanced tracking features. Average SPOT subscribers increased 9% for the three and six months ended June 30, 2016, compared to the same periods in 2015.

Simplex service revenue increased 18% and 10% for the three and six months ended June 30, 2016, compared to the same periods in 2015, due to increases in both the average subscriber base and ARPU. Average Simplex subscribers increased 2% and 3% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in average subscribers is due primarily to activations of units sold during the preceding months, offset partially by higher churn levels due to the impact that the decline in the oil and gas industry has had on our customers that operate in that sector. ARPU increased 16% and 7% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in ARPU is attributable primarily to a reclassification of activation fees from other revenue to Simplex service revenue, which contributed $0.2 million to the Simplex service revenue variance during the second quarter of 2016.

Other revenue decreased approximately $0.3 million, or 34%, and $0.5 million, or 28%, for the three and six months ended June 30, 2016, compared to the same periods in 2015. The decrease in other revenue is due primarily to a reclassification of activation fees from other revenue to Simplex and Duplex service revenue during the second quarter of 2016, which contributed $0.2 million to the total decrease. This decrease was offset partially by an increase in revenue generated from engineering service contracts.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased by approximately 11% and 29% for the three and six months ended June 30, 2016 compared to the same periods in 2015. A higher sales volume of Duplex handsets during the three months ended June 30, 2015 was attributable to increased sales following the introduction of a new sales promotion in March 2015. The decrease in equipment sales revenue during the six month periods was also impacted by the reduction in the selling price of our phones as part of this promotion.

Revenue from SPOT equipment sales increased by approximately 13% and 3% for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to an increase in the volume of units sold during the respective periods.

Revenue from Simplex equipment sales decreased by approximately 11% and 16% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The recent downturn in the oil and gas industry has negatively impacted our Simplex business due to the concentration of Simplex customers who operate in this industry.

Operating Expenses

Total operating expenses increased $1.1 million, or approximately 3%, to $41.5 million for the three months ended June 30, 2016 from $40.4 million for the same period in 2015, due primarily to higher marketing, general and administrative costs, which increased approximately $1.3 million, or 13%. Total operating expenses increased $0.4 million, or approximately 1%, to $79.0 million for the six months ended June 30, 2016, from $78.6 million for the same period in 2015 due primarily to higher marketing, general and administrative costs, which increased approximately $1.3 million or 7%, offset partially by lower cost of subscriber equipment sales, which decreased approximately $1.0 million, or 16%.

Cost of Services

Cost of services decreased $0.1 million, or approximately 1%, to $7.9 million for the three months ended June 30, 2016 from $8.0 million for the same period in 2015 due primarily to lower gateway maintenance expenses, offset partially by higher research and development costs related to new products. Cost of services were essentially flat for the six months ended June 30, 2016 compared to the same period in 2015 due primarily to an increase in research and development costs related to new products being offset by higher capitalized salaries associated with the upgrades to our ground infrastructure.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.1 million, or approximately 3%, to $2.9 million for the three months ended June 30, 2016 from $3.0 million for the same period in 2015. Cost of subscriber equipment sales decreased $1.0 million, or approximately 16%, to $5.1 million for the six months ended June 30, 2016 from $6.1 million for the same period in 2015. The decrease in cost of subscriber equipment sales is in line with the decrease in revenue from subscriber equipment sales over the same periods. Slight variations in the consolidated equipment margins are due to changes in the volume and mix of products sold during the respective periods.

Marketing, General and Administrative

Marketing, general and administrative expenses increased approximately $1.3 million for both the three and six months ended June 30, 2016 compared to the same periods in 2015, due primarily to a $1.1 million increase in the accrual for the settlement of litigation related to one of our international operations. This settlement, which is expected to occur in the third quarter of 2016, will be paid through the issuance of shares of our common stock. Also contributing to the increase in marketing, general and administrative expenses were higher professional fees, stock compensation costs and subscriber acquisition costs, which increased $0.2 million, $0.4 million and $0.2 million, respectively, when comparing the three month periods and $0.6 million, $0.4 million and $0.4 million, respectively, when comparing the six month periods. These increases were offset partially by reductions in bad debt expense of $0.8 million and $1.5 million during the three and six month periods, respectively, which were driven primarily by an accounts receivable balance that was reserved during the second quarter of 2015 and was recovered during the first quarter of 2016. The remaining variance was driven by individually immaterial items.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense decreased $0.1 million, or approximately 1%, to $19.2 million for the three months ended June 30, 2016 from $19.3 million for the same period in 2015 and increased $0.1 million to $38.4 million for the six months ended June 30, 2016 from $38.3 million for the same period in 2015.

As of June 30, 2016, we had $190.3 million in construction in progress related to costs (including capitalized interest) associated with our contracts with Hughes and Ericsson to complete next-generation upgrades to our ground infrastructure. We expect to begin depreciating this asset in the near future.

Other Income (Expense)

Loss on Extinguishment of Debt

We incurred losses on extinguishment of debt of $2.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively, due to the conversion of a portion of our 2013 8.00% Notes. During the second quarter of 2015, holders of $6.3 million principal amount of our 2013 8.00% Notes converted their Notes to common stock, resulting in a loss on extinguishment of debt of $2.2 million on the issuance of 10.4 million shares of voting common stock. During the first quarter of 2015, holders of $0.2 million principal amount of our 2013 8.00% Notes converted their Notes, resulting in a loss on extinguishment of debt of less than $0.1 million on the issuance of 0.5 million shares of voting common stock. These losses resulted from the fair value of shares issued to the holders upon conversion exceeding the carrying value of the debt and derivative liability written off due to these conversions.

Loss on Equity Issuance

For the three and six months ended June 30, 2016, loss on equity issuance decreased to $2.1 million and $1.9 million, respectively, from $2.9 million for the three and six months ended June 30, 2015. In June 2015, Hughes exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to market value in lieu of cash. As previously discussed in Note 7: Commitments Contractual Obligations - Next-Generation Gateways and Other Ground Facilities, in valuing the shares issued to Hughes at the 7% discount and the related liability for the potential issuance of additional shares, we recorded a non-cash loss of approximately $2.9 million in loss on equity issuance in our condensed consolidated statements of operations for the second quarter of 2015. In conjunction with this agreement, we also provided Hughes downside protection through September 30, 2016. This agreement generally would require us to issue additional shares to Hughes if the market value of our common stock at the end of the downside protection period is less than the price at issuance. We mark this liability to market at each balance sheet date through the settlement date.

Interest Income and Expense

Interest income and expense, net, increased $0.2 million to an expense of $9.0 million for the three months ended June 30, 2016 from an expense of $9.2 million for the same period in 2015. The decrease was due primarily to a $0.6 million make-whole interest payment related to the conversion of 2013 8% Notes during the second quarter of 2015, which did not recur during the three months ended June 30, 2016. The variance attributable to this make-whole interest payment was offset partially by an increase in interest costs due to a higher interest rate on our Facility Agreement, which floats based on LIBOR. Higher capitalized interest partially offset the impact of this rate increase.

Interest income and expense, net, increased $0.4 million to an expense of $18.2 million for the six months ended June 30, 2016 from an expense of $17.8 million for the same period in 2015. An increase in interest costs due to a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Thermo Loan Agreement was offset partially by higher capitalized interest during 2016 and a make-whole interest payment made in the second quarter of 2015, which did not recur in 2016.

Derivative Gain

Derivative gain decreased by $196.6 million to $40.5 million for the three months ended June 30, 2016, compared to $237.1 million for the same period in 2015 and by $90.0 million to $39.2 million for the six months ended June 30, 2016, compared to $129.2 million for the same period in 2015.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments. Although our stock price did not fluctuate significantly during the first quarter of 2016, it did fluctuate significantly during the second quarter of 2016. Our stock price fluctuated even more significantly during the three and six month periods ended June 30, 2015, resulting in the material non-cash derivative gains in those periods. See Note 5: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the fair value computations of our derivatives.

Other

Other income (loss) fluctuated $1.2 million to income of $0.7 million for the three months ended June 30, 2016 from expense of $0.5 million for the same period in 2015.  Other income (loss) fluctuated $3.8 million to expense of $0.1 million for the six months ended June 30, 2016 from income of $3.7 million for the same period in 2015.  This fluctuation is due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. Additionally, in March 2016, the Venezuelan government introduced the DICOM rate, which is published by the Central Bank of Venezuela and replaced the SIMADI rate. We use the DICOM exchange rate to remeasure our Venezuelan subsidiary's bolivar-based transactions and net monetary assets in U.S. dollars.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations, funding our operating costs and paying amounts related to our capital projects. Our principal sources of liquidity include cash on hand, cash flows from operations and funds available under our common stock purchase agreement with Terrapin. We also expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged. See Part I, Item 1A. Risk Factors in our 2015 Annual Report for a description of risks, some of which are beyond our control, affecting our ability to fulfill our liquidity requirements.

As of June 30, 2016, we held cash and cash equivalents of $11.3 million. We also had $37.9 million in restricted cash, which is the balance in our debt service reserve account. The Facility Agreement (as defined below) requires us to maintain $37.9 million in a debt service reserve account and restricts the use of these funds to making principal and interest payments under the Facility Agreement. In August 2015, we entered into a new $75.0 million common stock purchase agreement with Terrapin (the "August 2015 Terrapin Agreement"), which is available to be drawn over a 24-month period. As of June 30, 2016, $31.5 million remained available under this agreement. We anticipate that we will draw the remaining amounts available under the August 2015 Terrapin Agreement to achieve compliance with certain financial covenants in our Facility Agreement.

As of December 31, 2015, we held cash and cash equivalents of $7.5 million and $60.0 million was available under the August 2015 Terrapin Agreement.

The carrying amount of our current and long-term debt outstanding was $38.1 million and $540.4 million, respectively, at June 30, 2016, compared to $32.8 million and $548.3 million, respectively, at December 31, 2015. The current portion of our long-term debt outstanding at these dates represents principal payments under our Facility Agreement scheduled to occur within 12 months. The decrease in our total debt balance was due primarily to a principal payment on our Facility Agreement, offset partially by a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt and amortization and accretion of the debt discounts and debt financing costs related to our Facility Agreement and convertible notes.

Indebtedness and Available Credit

Facility Agreement

On August 7, 2015, we entered into a Second Global Amendment and Restatement Agreement (the "2015 GARA") providing for the amendment and restatement of our former senior credit facility and certain related credit documents (this amended and restated senior secured credit facility agreement is herein referred to as the "Facility Agreement"). The indebtedness under the Facility Agreement is scheduled to mature in December 2022. As of June 30, 2016, we had fully drawn all funds available under the Facility Agreement, and the principal amount outstanding was $559.4 million. Semi-annual principal repayments began in December 2014.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, we may cure noncompliance with certain financial covenants through Equity Cure Contributions (as described below) through a date as late as June 2019. If we were to violate any of these covenants and were unable to obtain a sufficient Equity Cure Contribution or a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of June 30, 2016, we were in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to us from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions," and we may obtain them to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In August 2015, February 2016 and June 2016, we drew $15 million, $6.5 million and $22 million, respectively, under the August 2015 Terrapin Agreement. We used these funds as Equity Cure Contributions under the Facility Agreement in the calculation of our compliance with financial covenants for the measurement periods ended December 31, 2015 and June 30, 2016.

The Facility Agreement requires that we maintain a total of $37.9 million in a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. As of June 30, 2016, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on our condensed consolidated balance sheets.

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

Thermo Loan Agreement

We also have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2016, the principal amount outstanding was $88.4 million, including $44.9 million of interest that had accrued since 2009 with respect to the Thermo Loan Agreement.

In connection with the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement the Second Thermo Group Undertaking Letter in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if our 2013 8.00% Notes have been redeemed in full, September 30, 2019, they would make, or cause to be made, available to us cash equity financing in the aggregate amount of $30.0 million. Thermo was obligated to provide these funds if we requested the funds or an event of default occurred under the Facility Agreement, and Terrapin failed to purchase shares of our voting common stock to provide us with cash proceeds requested under the August 2015 Terrapin Agreement. The balance of this commitment was reduced by any cash equity financing that we received during the Commitment Period from Thermo or an external equity funding source, including Terrapin, and which we used as an Equity Cure Contribution. In August 2015, February 2016 and June 2016, we drew $15 million, $6.5 million and $22 million, respectively, under the August 2015 Terrapin Agreement. As a result, Thermo had no remaining cash equity commitment as of June 30, 2016 under this letter. All of the transactions between us and Thermo and its affiliates were reviewed and approved on our behalf by a Special Committee of our independent directors, who were represented by independent counsel.

See discussion in Note 3: Long-Term Debt and Other Financing Arrangements in our condensed consolidated financial statements for further discussion of the Second Thermo Group Undertaking Letter, the Equity Agreement, and the Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes initially were convertible into shares of our common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of our common stock per $1,000 principal amount of 2013 8.00% Notes, subject to adjustment. Due to common stock issuances by us since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate was $0.73 per share of common stock as of June 30, 2016.

As of June 30, 2016, the principal amount outstanding of the 2013 8.00% Notes was $16.9 million. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of June 30, 2016, we were not in default under the indenture governing the 2013 8.00% Notes.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of our 2015 Annual Report for a complete description of our 2013 8.00% Notes.

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

In August 2015, we drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, we drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. In June 2016, we drew $22.0 million under the August 2015 Terrapin Agreement and issued 19.5 million shares of voting common stock to Terrapin at an average price of $1.13 per share. At June 30, 2016, $31.5 million remained available under the August 2015 Terrapin Agreement. We expect to make draws from time to time under the August 2015 Terrapin Agreement to be used as Equity Cure Contributions under the Facility Agreement or for general corporate purposes.

Capital Expenditures

For the six months ended June 30, 2016, our capital expenditures, excluding interest, totaled approximately $9.4 million, of which $1.6 million were under our contractual agreements with Ericsson and Hughes related to the procurement and deployment of our second-generation gateways and other ground facilities and related products. As of June 30, 2016, the remaining estimated payment amounts of our contractual capital expenditures under our agreements with Ericsson and Hughes are $6.0 million and $0.8 million, respectively.

In addition to the contractual agreements mentioned above, we have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. We are engaged in ongoing discussions with Thales regarding certain deliverables under the contract.

Cash Flows for the six months ended June 30, 2016 and 2015

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Net cash provided by (used in) operating activities	$1,001	$(1,262)
Net cash used in investing activities	(12,458)	(14,012)
Net cash provided by financing activities	15,098	21,194
Effect of exchange rate changes on cash	152	(170)
Net increase in cash and cash equivalents	$3,793	$5,750

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2016 was $1.0 million compared to net cash used in operating activities of $1.3 million during the same period in 2015. During 2016, we experienced favorable changes in operating assets and liabilities, resulting primarily from favorable fluctuations in accounts receivable and other assets, offset partially by unfavorable fluctuations in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $12.5 million for the six months ended June 30, 2016 compared to $14.0 million for the same period in 2015. We experienced a decrease in cash used in investing activities related to our second-generation network costs as we are approaching the final milestones of our contracts with Hughes and Ericsson. This decrease was offset partially by an increase in other property and equipment additions related to software and other back office expenditures to prepare for the rollout of new products.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $15.1 million for the six months ended June 30, 2016 compared to $21.2 million for the same period in 2015. During the first six months of 2016 and 2015, we received proceeds from the sale of our common stock to Terrapin of $28.5 million and $24.0 million, respectively. In addition, we received cash of $2.6 million from Thermo related to warrants exercised in June 2016. The cash provided by financing activities was offset partially by principal payments under our Facility Agreement in June 2016 and 2015 in the amounts of $16.4 million and $3.2 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our services and products are sold, distributed or available in over 120 countries. Our international sales are denominated primarily in Canadian dollars, Brazilian reais and euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. We are obligated to enter into currency hedges with the lenders to the Facility Agreement no later than 90 days after any fiscal quarter during which more than 25% of revenues is denominated in a single currency other than U.S. or Canadian dollars. Otherwise, we cannot enter into hedging agreements other than interest rate cap agreements or other hedges described above without the consent of the agent for the Facility Agreement, and with that consent the counterparties may only be the lenders to the Facility Agreement.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $559.4 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $5.6 million annually.

See Note 5: Fair Value Measurements in our Condensed Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2016, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2016.

(b) Changes in internal control over financial reporting.

As of June 30, 2016, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 8: Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A."Risk Factors" of our 2015 Annual Report other than as set forth below.

The United Kingdom's vote to leave the European Union could adversely impact our business, results of operations and financial condition.

We sell our products and services in the United Kingdom (the “UK”) and throughout Europe. In particular, the United Kingdom is the largest market in Europe for our SPOT product family. On June 23, 2016, the UK voted in an advisory referendum for the UK to leave the European Union (the “EU”). The exit process (commonly referred to as “Brexit”) is expected to take approximately two years, and will involve the negotiation of new trade and other agreements.

Brexit creates legal, regulatory, and economic uncertainty that could have a negative impact on our business. If the UK changes the regulatory structure for telecommunications products, it is possible that we may not be able to comply or compliance will become cost prohibitive. Similarly, post-Brexit trade agreements could impose import taxes or other expenses on our products, which may increase the price of our products sold in the UK.

We also have currency exchange risk as a result of the Brexit vote. Following the UK vote to leave the EU, the value of the British pound and the euro have declined relative to the U.S. dollar. While most of our sales are denominated in U.S. dollars, we also receive payments in international currencies, including the Pound and the euro. We therefore incur currency translation risk when currency values fluctuate and the U.S. dollar is strong relative to other currencies. Furthermore, a strong U.S. dollar increases the price of our products in international markets, which could reduce demand in those markets for our products.

Although the future impacts of Brexit are unknown at this time, the UK’s vote to leave the EU has created legal, regulatory, and currency risk that may have a materially adverse impact on our business. Furthermore, this uncertainty could negatively impact the economies of other countries in which we operate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws of Globalstar, Inc.

10.1	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of June 14, 2016

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 4, 2016	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)