Form 10-Q
period 2016-09-30
Globalstar, Inc.
filed 2016-11-03
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of October 28, 2016, 947,666,353 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue:
Service revenues	$21,952	$19,644	$61,671	$55,367
Subscriber equipment sales	3,592	4,034	10,795	12,356
Total revenue	25,544	23,678	72,466	67,723
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,373	7,761	23,901	23,222
Cost of subscriber equipment sales	2,411	2,914	7,475	9,028
Marketing, general and administrative	10,077	9,675	30,137	28,430
Depreciation, amortization, and accretion	19,446	19,417	57,825	57,734
Total operating expenses	40,307	39,767	119,338	118,414
Loss from operations	(14,763)	(16,089)	(46,872)	(50,691)
Other income (expense):
Loss on extinguishment of debt	—	—	—	(2,254)
Gain (loss) on equity issuance	4,272	(2,920)	2,349	(5,832)
Interest income and expense, net of amounts capitalized	(8,866)	(9,019)	(27,020)	(26,780)
Derivative gain	10,982	54,194	50,137	183,416
Other	(505)	(1,953)	(581)	1,728
Total other income (expense)	5,883	40,302	24,885	150,278
Income (loss) before income taxes	(8,880)	24,213	(21,987)	99,587
Income tax expense (benefit)	(6,303)	115	(6,562)	449
Net income (loss)	$(2,577)	$24,098	$(15,425)	$99,138

Other comprehensive income (loss):
Foreign currency translation adjustments	84	(615)	(1,492)	(1,458)
Total comprehensive income (loss)	$(2,493)	$23,483	$(16,917)	$97,680

Net income (loss) per common share:
Basic	$0.00	$0.02	$(0.01)	$0.10
Diluted	0.00	0.02	(0.01)	0.09
Weighted-average shares outstanding:
Basic	1,080,313	1,031,398	1,056,993	1,014,165
Diluted	1,080,313	1,234,551	1,056,993	1,221,287

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,910	$7,476
Accounts receivable, net of allowance of $4,099 and $5,270, respectively	16,585	14,536
Inventory	9,731	12,023
Prepaid expenses and other current assets	5,571	4,456
Total current assets	44,797	38,491
Property and equipment, net	1,048,322	1,077,560
Restricted cash	37,959	37,918
Prepaid second-generation ground costs	2,579	8,929
Intangible and other assets, net of accumulated amortization of $6,943 and $6,315, respectively	15,106	12,117
Total assets	$1,148,763	$1,175,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,112	$32,835
Accounts payable	6,570	8,118
Accrued contract termination charge	19,654	19,121
Accrued expenses	28,066	22,439
Payables to affiliates	243	616
Deferred revenue	27,354	23,902
Total current liabilities	119,999	107,031
Long-term debt, less current portion	547,311	548,286
Employee benefit obligations	4,911	4,810
Derivative liabilities	189,500	239,642
Deferred revenue	6,068	6,413
Debt restructuring fees	20,795	20,795
Other non-current liabilities	5,477	10,907
Total non-current liabilities	774,062	830,853
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 946,322,913 and 904,448,226 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	95	90
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at September 30, 2016 and December 31, 2015	13	13
Additional paid-in capital	1,625,926	1,591,443
Accumulated other comprehensive loss	(6,325)	(4,833)
Retained deficit	(1,365,007)	(1,349,582)
Total stockholders’ equity	254,702	237,131
Total liabilities and stockholders’ equity	$1,148,763	$1,175,015

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(15,425)	$99,138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	57,825	57,734
Change in fair value of derivative assets and liabilities	(50,137)	(183,416)
Stock-based compensation expense	2,963	2,073
Amortization of deferred financing costs	6,932	7,110
Provision for bad debts	860	3,035
Noncash interest and accretion expense	8,320	8,381
Loss on extinguishment of debt	—	2,254
Change in fair value related to equity issuance	(2,349)	5,832
Noncash expense related to legal settlement	1,094	—
Reversal of uncertain tax position	(6,317)	—
Unrealized foreign currency (gain) loss	357	(2,150)
Other, net	114	424
Changes in operating assets and liabilities:
Accounts receivable	(3,066)	(2,532)
Inventory	2,972	2,045
Prepaid expenses and other current assets	(1,276)	749
Other assets	(476)	(648)
Accounts payable and accrued expenses	2,714	4,534
Payables to affiliates	(374)	55
Other non-current liabilities	82	(904)
Deferred revenue	2,891	3,600
Net cash provided by operating activities	7,704	7,314
Cash flows used in investing activities:
Second-generation network costs (including interest)	(8,472)	(15,484)
Property and equipment additions	(7,646)	(4,222)
Purchase of intangible assets	(1,327)	(1,840)
Change in restricted cash	(41)	—
Net cash used in investing activities	(17,486)	(21,546)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(16,418)	(3,225)
Proceeds from issuance of stock to Terrapin	28,500	39,000
Proceeds from issuance of common stock and exercise of options and warrants	3,001	426
Net cash provided by financing activities	15,083	36,201
Effect of exchange rate changes on cash	133	(1,117)
Net increase in cash and cash equivalents	5,434	20,852
Cash and cash equivalents, beginning of period	7,476	7,121
Cash and cash equivalents, end of period	$12,910	$27,973
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$11,409	$9,746
Income taxes	152	5

	Nine Months Ended
	September 30, 2016	September 30, 2015
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation ground costs	2,340	1,574
Increase in accrued second-generation network costs	—	2,392
Capitalized accretion of debt discount and amortization of prepaid financing costs	3,225	2,416
Payments made in convertible notes and common stock	—	735
Principal amount of debt converted into common stock	—	6,491
Reduction of debt discount and issuance costs due to note conversions	—	2,085
Increase of principal amount of Thermo Loan Agreement	—	6,000
Fair value of common stock issued upon conversion of debt	—	26,669
Reduction in derivative liability due to conversion of debt	—	20,008
Fair value of common stock issued to vendor for payment of invoices	—	16,684
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 has been modified four times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that these standards will have on its financial statements and related disclosures and believes that the most significant changes to the Company's revenue recognition accounting policies will be related to the allocation and timing of revenue recognized between service revenue and subscriber equipment sales. This ASU also requires the deferment of certain contract acquisition costs and the recognition of these costs over a customer's contract period or over a customer's expected life. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing reporting.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely align U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years, and interim periods within those years, beginning after December 15, 2016. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU will not have a material effect on the Company's consolidated financial statements and related disclosures.

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
In March 2016, the FASB issued ASU. No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU No. 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements and related disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 is intended to reduce diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle pursuant to which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect it to have a material effect on the Company's consolidated financial statements and related disclosures.

2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Globalstar System:
Space component
First and second-generation satellites in service	$1,211,090	$1,211,768
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	48,382	46,870
Construction in progress:
Space component	81	81
Ground component	197,712	177,780
Next-generation software upgrades	9,552	3,440
Other	2,517	2,153
Total Globalstar System	1,518,855	1,491,613
Internally developed and purchased software	14,702	14,492
Equipment	11,959	10,802
Land and buildings	3,333	3,151
Leasehold improvements	1,732	1,671
Total property and equipment	1,550,581	1,521,729
Accumulated depreciation	(502,259)	(444,169)
Total property and equipment, net	$1,048,322	$1,077,560

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

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of September 30, 2016 consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of September 30, 2016, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

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

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest costs eligible to be capitalized	$12,092	$10,935	$35,884	$31,640
Interest costs recorded in interest income (expense), net	(8,504)	(8,292)	(25,649)	(24,400)
Net interest capitalized	$3,588	$2,643	$10,235	$7,240

The following table summarizes depreciation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$19,341	$19,299	$57,508	$57,330

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
Long-term debt consists of the following (in thousands):

	September 30, 2016			December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$559,429	$48,677	$510,752	$575,846	$57,829	$518,017
Thermo Loan Agreement	91,139	30,387	60,752	83,222	32,558	50,664
8.00% Convertible Senior Notes Issued in 2013	16,936	3,017	13,919	16,747	4,307	12,440
Total Debt	667,504	82,081	585,423	675,815	94,694	581,121
Less: Current Portion	38,112	—	38,112	32,835	—	32,835
Long-Term Debt	$629,392	$82,081	$547,311	$642,980	$94,694	$548,286

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

The Facility Agreement is scheduled to mature in December 2022. As of September 30, 2016, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. The facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by COFACE, the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with Equity Cure Contributions (as described below) through a date as late as June 2019. If the Company violates any of these covenants and is unable to make a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The covenants in the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. As of September 30, 2016, the Company was in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be made in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In August 2015, February 2016, and June 2016, the Company drew $15 million, $6.5 million, and $22.0 million, respectively, under its common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin") (the "August 2015 Terrapin Agreement"). The Company used these funds as Equity Cure Contributions under the Facility Agreement with respect to the calculation of compliance with financial covenants for the measurement periods ended December 31, 2015 and June 30, 2016. The Company anticipates that it will continue to use Equity Cure Contributions to maintain compliance with certain financial covenants under the Facility Agreement for the measurement periods ending December 31, 2016 and June 30, 2017, including, but not limited to, the remaining amounts available under the August 2015 Terrapin Agreement.

The Facility Agreement requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of September 30, 2016, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $38.0 million and classified as restricted cash on the Company's condensed consolidated balance sheets.
Thermo Loan Agreement
In connection with the amendment and restatement of the Facility Agreement, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to all of the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2016, $47.6 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

In connection with, and as a condition to the effectiveness of, the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement an undertaking (the “Second Thermo Group Undertaking Letter”) in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if the Company's 2013 8.00% Notes shall have been redeemed in full, September 30, 2019 (the “Commitment Period”), under certain circumstances, they will make, or cause to be made, available to the Company cash equity financing in the aggregate amount of up to $30.0 million.

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

Since the inception of the 2015 GARA, the Company has received cash equity financing in excess of Thermo's equity commitment. This cash equity financing primarily includes draws under the August 2015 Terrapin Agreement in August 2015, February 2016, and June 2016 for $15.0 million, $6.5 million, and $22.0 million, respectively. As a result, Thermo has no remaining cash equity commitment under the Equity Agreement as of September 30, 2016.

All of the transactions between the Company and Thermo and its affiliates were reviewed and approved on the Company's behalf by a Special Committee of its independent directors, who were represented by independent counsel.

8.00% Convertible Senior Notes Issued in 2013

The 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") initially were convertible into shares of common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of the Company’s common stock per $1,000 principal amount of the 2013 8.00% Notes, subject to adjustment. The conversion price of the 2013 8.00% Notes is adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "Indenture"). Due to common stock issuances by the Company since May 20, 2013 at prices below the then effective conversion rate, the base conversion price (rounded to the nearest cent) has been reduced to $0.73 per share of common stock as of September 30, 2016.

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of September 30, 2016, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

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

As of September 30, 2016, holders had converted a total of $39.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 72.1 million shares of voting common stock. There were no conversions during the three and nine-month periods ended September 30, 2016. There were no conversions during the three-month period ended September 30, 2015. During the nine-month period ended September 30, 2015, holders converted a total of $6.5 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 10.9 million shares of voting common stock, and recognition of a loss on extinguishment of debt of $2.3 million.

Holders who convert 2013 8.00% Notes receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of September 30, 2016, no conversions had been initiated but not yet fully settled.

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

Warrants Outstanding

Warrants are outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Contingent Equity Agreement (1)	24,571,428	30,191,866	$0.01	$0.01
5.0% Warrants (2)	—	8,000,000	—	0.32
	24,571,428	38,191,866

(1)
Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 9: Related Party Transactions in the Consolidated Financial Statements in the 2015 Annual Report for a description of the Contingent Equity Agreement), the Company issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants were issued between June 2009 and June 2012 and have a five-year exercise period from issuance. As of September 30, 2016, Thermo had exercised warrants to purchase approximately 16.9 million of these shares prior to the expiration of the associated warrants. In June 2016, Thermo exercised warrants to purchase 5.6 million shares of voting common stock for a total purchase price of $0.1 million. The exercise period for the remaining outstanding warrants expires in June 2017.

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

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 the Company entered into a common stock purchase agreement with Terrapin pursuant to which the Company, subject to certain conditions, could require Terrapin to purchase up to $30.0 million of shares of voting common stock over the 24-month term following the effectiveness of a resale registration statement, which became effective on August 2, 2013. When the Company made a draw under this Terrapin common stock purchase agreement, it issued Terrapin shares of common stock at a price per share calculated as specified in the agreement. During the nine months ended September 30, 2015, the Company drew $24.0 million under the agreement and issued 11.1 million shares of voting common stock to Terrapin at an average price of $2.18 per share. Through the term of this agreement, Terrapin purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million. No funds remain available under this agreement.

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

In August 2015, the Company drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, the Company drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. In June 2016, the Company drew $22.0 million under the August 2015 Terrapin Agreement and issued 19.5 million shares of voting common stock to Terrapin at an average price of $1.13 per share. As of September 30, 2016, $31.5 million remained available under the August 2015 Terrapin Agreement.

4. DERIVATIVES

In connection with certain existing and past borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments is designated as a hedge. The following tables disclose the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015
Derivative assets:
Interest rate cap	$1	$6
Total derivative assets	$1	$6
Derivative liabilities:
Compound embedded derivative with 2013 8.00% Notes	$(18,779)	$(26,203)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	(170,721)	(213,439)
Total derivative liabilities	$(189,500)	$(239,642)
 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate cap	$—	$(11)	$(5)	$(38)
Compound embedded derivative with 2013 8.00% Notes	1,641	11,475	7,424	30,367
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	9,341	42,730	42,718	153,087
Total derivative gain	$10,982	$54,194	$50,137	$183,416
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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$1	$—	$1
Total assets measured at fair value	$—	$1	$—	$1

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(3,146)	$—	$(3,146)
Compound embedded derivative with 2013 8.00% Notes	—	—	(18,779)	(18,779)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(170,721)	(170,721)
Total liabilities measured at fair value	$—	$(3,146)	$(189,500)	$(192,646)

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$6	$—	$6
Total assets measured at fair value	$—	$6	$—	$6

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(5,495)	$—	$(5,495)
Compound embedded derivative with 2013 8.00% Notes	—	—	(26,203)	(26,203)
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	—	—	(213,439)	(213,439)
Total liabilities measured at fair value	$—	$(5,495)	$(239,642)	$(245,137)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

The Company has one liability classified as Level 2. As described in Note 7: Commitments, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature requires the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on December 30, 2016. The value of this option is calculated using a Black-Scholes pricing model. This liability is marked-to-market at each balance sheet date and through the settlement date.

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	September 30, 2016
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	100% - 125%	0.7%	$0.73	$1.21
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	40% - 125%	1.4%	$0.73	$1.21

	December 31, 2015
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Market Price of Common Stock
Compound embedded derivative with 2013 8.00% Notes	75% - 90%	1.1%	$0.73	$1.44
Compound embedded derivative with the Amended and Restated Thermo Loan Agreement	50% - 90%	2.1%	$0.73	$1.44

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

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivatives within the Company’s 2013 8.00% Notes and Thermo Loan Agreement included the following inputs and features: discount rate, payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion, automatic conversions, estimated maturity date, and the principal balance of each loan at the balance sheet date. There are also certain put and call features within the 2013 8.00% Notes that impact the valuation model. The trading activity in the market provides the Company with additional valuation support. The Company uses a weight factor to calculate the fair value of the embedded derivatives to align the fair value produced from the Monte Carlo simulation model with the market value of the 2013 8.00% Notes. Due to the similarities of the debt instruments, the Company applies a similar weight to the embedded derivative in the Thermo Loan Agreement. These valuations are sensitive to the weighting applied to each of the simulated values.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(200,482)	$(292,293)	$(239,642)	$(441,550)
Derivative adjustment related to conversions	—	—	—	20,008
Unrealized gain, included in derivative gain	10,982	54,206	50,142	183,455
Balance at end of period	$(189,500)	$(238,087)	$(189,500)	$(238,087)

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

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Thermo Loan Agreement	$60,752	$38,552	$50,664	$17,244
2013 8.00% Notes	13,919	13,247	12,440	9,831

6. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued interest	$5,776	$317
Accrued compensation and benefits	3,562	2,098
Accrued property and other taxes	4,213	4,125
Accrued customer liabilities and deposits	3,477	3,216
Accrued professional and other service provider fees	2,860	1,830
Accrued commissions	715	1,216
Accrued telecommunications expenses	618	1,487
Accrued inventory	62	502
Accrued liability for potential stock issuance to Hughes	3,146	5,495
Accrued liability for legal settlement	1,411	328
Other accrued expenses	2,226	1,825
Total accrued expenses	$28,066	$22,439

Accrued liability for potential stock issuance to Hughes includes the estimated value at September 30, 2016 of the downside protection that the Company provided to Hughes in connection with its April 2015 agreement (as amended).  See Note 5: Fair Value Measurements and Note 7: Commitments for further discussion.

Other accrued expenses include primarily capital lease obligations, warranty reserve, occupancy costs, advertising costs, payments to independent gateway operators ("IGOs") and estimated payroll shortfall under the Cooperative Endeavor Agreement with the Louisiana Department of Economic Development.

Other non-current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Long-term accrued interest	$194	$96
Asset retirement obligation	1,408	1,302
Deferred rent and other deferred expense	517	593
Liability related to the Cooperative Endeavor Agreement with the State of Louisiana	573	716
Uncertain income tax positions	—	5,795
Foreign tax contingencies	2,624	2,311
Capital lease obligations	161	94
Total other non-current liabilities	$5,477	$10,907

As a result of the expiration of the statute of limitations associated with the tax position of one of the Company's foreign subsidiaries, the Company removed the total unrecognized tax position of $6.3 million, inclusive of cumulative interest and penalties, from its non-current liabilities and recorded a $6.3 million tax benefit in its condensed consolidated financial statements during the quarter ended September 30, 2016.

7. COMMITMENTS

Contractual Obligations - Second-Generation Satellites, Next-Generation Gateways and Other Ground Facilities

As of September 30, 2016, the Company had purchase commitments with Thales, Hughes and Ericsson related to the procurement, deployment and maintenance of the second-generation network.

Second-Generation Satellites

As of September 30, 2016, the Company had a contract with Thales for the construction of the Company’s second-generation low-earth orbit satellites and related services. The Company has successfully launched all of these second-generation satellites, excluding one on-ground spare. The Company and Thales have discussed the ownership of certain deliverables under this contract, but have been unable to reach an agreement.

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

In March 2015, the Company entered into an agreement with Hughes for the design, development, build, testing and delivery of four custom test equipment units for a total of $1.9 million. This test equipment was delivered during the fourth quarter of 2015. In April 2015, the Company extended the scope of work for delivery of two additional RANs for a total of $4.0 million. These RANs were delivered in February 2016. As of September 30, 2016, the Company had purchase commitments due under this contract of $0.8 million, which will be payable upon final acceptance.

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, including those related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. The portion of these contract payments related to future milestone work is included in Prepaid second-generation ground costs on the condensed consolidated balance sheets as of September 30, 2016. As the contract milestones are achieved, the Company reclassifies the related costs from Prepaid second-generation ground costs to construction in progress within Property and equipment. In the April 2015 agreement (as amended), the Company agreed to provide downside protection through December 30, 2016. This feature requires that the Company issue additional shares of common stock equal to the difference, if any, between $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on December 30, 2016. Pursuant to this agreement, the Company recorded a liability of $3.1 million as of September 30, 2016 and $5.5 million as of December 31, 2015, respectively. The Company calculated these estimates of the value of this option using a Black-Scholes pricing model and an estimate of the number of shares of common stock held by Hughes as of the balance sheet dates. This liability is marked-to-market at each balance sheet date and through the settlement date. The Company records gains and losses resulting from changes in the value of this liability in its condensed consolidated statement of operations.

Ericsson

In October 2008, the Company entered into a contract with Ericsson to develop, implement and maintain a ground interface, or core network system, which will be installed at a number of the Company’s satellite gateway ground stations. In July 2014, the parties signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program timeline. Prior to the amended and restated contract being finalized, Ericsson and the Company agreed to defer certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, the Company signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, the parties executed a new letter agreement under which Ericsson waived the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, the Company reversed these amounts from accounts payable, accrued expenses and construction in progress on the Company's condensed consolidated balance sheet. In August 2015, the Company and Ericsson executed a second amendment to the 2014 contract which incorporated revised payment and pricing schedules. This amendment also reflected an accelerated timeline for the project providing that the work was estimated to be completed in the second quarter, instead of the third quarter, of 2016. During the second quarter of 2016, the Company took possession of the final Ericsson hardware for the Company's global deployment. As of September 30, 2016, the Company had purchase commitments due under this contract of $2.9 million, which is related to the final acceptance of all contract deliverables.

Other Second-Generation Commitments

Various maintenance, licensing and royalty agreements are necessary for the use of proprietary, third-party technology embedded in its second-generation ground infrastructure and products. The fees due under these maintenance and license agreements are projected to be approximately $3.6 million per year and will be recognized in the Company's condensed consolidated statement of operations over the maintenance and license terms, which are expected to begin at various times during 2017. The fees due under the royalty agreements will fluctuate based on product sales and will be recognized in the Company's condensed consolidated statement of operations on a per unit basis as second-generation products are manufactured, sold or activated. As of September 30, 2016, a portion of these fees have been paid and are recorded as a prepaid asset in the Company's condensed consolidated balance sheets.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of September 30, 2016, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore it would survive any termination of the Settlement Agreement. As of September 30, 2016, no party had terminated the Settlement Agreement.

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. During the second quarter of 2016, the Company increased an accrual related to the settlement of litigation incurred on behalf of the Company's Brazilian subsidiary. The Company paid the total settlement of 4.5 million reais, or $1.4 million, by issuing approximately 1.3 million shares of Globalstar common stock on October 24, 2016.

In management's opinion, there is no pending litigation, dispute or claim, other than those described in this report, which could be expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.2 million and $0.6 million at each of September 30, 2016 and December 31, 2015, respectively.

Transactions with Thermo

Expenses incurred by Thermo on behalf of the Company, including non-cash expenses and those expenses charged to the Company, were $0.2 million and $0.4 million during the three months ended September 30, 2016 and 2015, respectively and were $0.5 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company and receive no cash compensation from the Company). The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time.

As of September 30, 2016, the principal amount outstanding under the Loan Agreement with Thermo was $91.1 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $170.7 million. During the three months ended September 30, 2016 and 2015, interest accrued on the Loan Agreement was approximately $2.7 million and $2.4 million, respectively. During the nine months ended September 30, 2016 and 2015, interest accrued on the Loan Agreement was approximately $7.9 million and $6.6 million, respectively. In addition, as of September 30, 2016, warrants to purchase approximately 24.6 million shares issued under the Contingent Equity Agreement remain outstanding, all of which are held by Thermo and are scheduled to expire in June 2017. In June 2016, Thermo exercised warrants to purchase 5.6 million and 8.0 million shares of voting common stock related to the Contingent Equity Agreement and the Company's 5.0% Warrants, respectively. As a result of these warrant exercises, the Company received aggregate proceeds of $2.6 million in June 2016.

In August 2015, the Company entered into an Equity Agreement with Thermo. Thermo agreed to purchase up to $30.0 million in equity securities of the Company if the Company so requests or if an event of default is continuing under the Facility Agreement and funds are not available under the August 2015 Terrapin Agreement. The Company has received cash equity financing in excess of Thermo's equity commitment. This cash equity financing primarily includes draws under the August 2015 Terrapin Agreement in August 2015, February 2016, and June 2016 for $15.0 million, $6.5 million, and $22.0 million, respectively. As a result, Thermo had no remaining cash equity commitment under the Equity Agreement as of September 30, 2016.

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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accumulated other comprehensive loss, beginning of period	$(6,409)	$(3,741)	$(4,833)	$(2,898)
Other comprehensive income (loss):
Foreign currency translation adjustments	84	(615)	(1,492)	(1,458)
Accumulated other comprehensive loss, end of period	$(6,325)	$(4,356)	$(6,325)	$(4,356)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Service revenue:
United States	$14,703	$13,506	$42,379	$37,689
Canada	4,512	3,863	11,822	11,067
Europe	1,785	1,634	5,048	4,377
Central and South America	824	486	2,012	1,788
Others	128	155	410	446
Total service revenue	$21,952	$19,644	$61,671	$55,367
Subscriber equipment sales:
United States	2,150	2,304	5,680	5,883
Canada	689	962	2,502	3,401
Europe	242	313	1,198	1,299
Central and South America	505	409	1,172	1,465
Others	6	46	243	308
Total subscriber equipment sales	$3,592	$4,034	$10,795	$12,356
Total revenue	$25,544	$23,678	$72,466	$67,723

	September 30, 2016	December 31, 2015
Property and equipment, net:
United States	$1,043,827	$1,073,327
Canada	675	510
Europe	435	484
Central and South America	3,147	2,782
Others	238	457
Total property and equipment, net	$1,048,322	$1,077,560

12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(2,577)	$24,098	$(15,425)	$99,138
Effect of dilutive securities:
2013 8.00% Notes	550	547	1,625	1,860
Thermo Loan Agreement	2,453	2,291	7,211	6,542
Income (loss) to common stockholders plus assumed conversions	$426	$26,936	$(6,589)	$107,540
Weighted average common shares outstanding:
Basic shares outstanding	1,080,313	1,031,398	1,056,993	1,014,165
Incremental shares from assumed exercises, conversions and other issuances:
Stock options, restricted stock, restricted stock units and ESPP	—	7,111	—	8,550
2013 8.00% Notes	—	27,475	—	27,778
Thermo Loan Agreement	—	130,375	—	132,602
Warrants and other	—	38,192	—	38,192
Diluted shares outstanding	1,080,313	1,234,551	1,056,993	1,221,287
Income (loss) per share:
Basic	—	0.02	(0.01)	0.10
Diluted	—	0.02	(0.01)	0.09

For the three and nine months ended September 30, 2016, 195.8 million and 199.7 million shares of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive.

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$23,996	$7,529	$11,501	$(21,074)	$21,952
Subscriber equipment sales	84	2,833	1,559	(884)	3,592
Total revenue	24,080	10,362	13,060	(21,958)	25,544
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,178	2,538	8,442	(7,785)	8,373
Cost of subscriber equipment sales	(18)	2,108	1,203	(882)	2,411
Marketing, general and administrative	5,229	1,504	15,497	(12,153)	10,077
Depreciation, amortization, and accretion	19,083	194	291	(122)	19,446
Total operating expenses	29,472	6,344	25,433	(20,942)	40,307
Income (loss) from operations	(5,392)	4,018	(12,373)	(1,016)	(14,763)
Other income (expense):
Gain on equity issuance	4,272	—	—	—	4,272
Interest income and expense, net of amounts capitalized	(8,894)	(9)	36	1	(8,866)
Derivative gain	10,982	—	—	—	10,982
Equity in subsidiary earnings (loss)	(2,743)	(12,794)	—	15,537	—
Other	(802)	(80)	284	93	(505)
Total other income (expense)	2,815	(12,883)	320	15,631	5,883
Income (loss) before income taxes	(2,577)	(8,865)	(12,053)	14,615	(8,880)
Income tax benefit	—	—	(6,303)	—	(6,303)
Net income (loss)	$(2,577)	$(8,865)	$(5,750)	$14,615	$(2,577)
Comprehensive income (loss)	$(2,577)	$(8,865)	$(5,659)	$14,608	$(2,493)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$14,830	$8,426	$8,251	$(11,863)	$19,644
Subscriber equipment sales	219	2,853	889	73	4,034
Total revenue	15,049	11,279	9,140	(11,790)	23,678
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	4,723	1,694	3,809	(2,465)	7,761
Cost of subscriber equipment sales	(52)	2,365	(1,641)	2,242	2,914
Marketing, general and administrative	5,282	1,486	14,411	(11,504)	9,675
Depreciation, amortization, and accretion	18,955	291	282	(111)	19,417
Total operating expenses	28,908	5,836	16,861	(11,838)	39,767
Income (loss) from operations	(13,859)	5,443	(7,721)	48	(16,089)
Other income (expense):
Loss on equity issuance	(2,920)	—	—	—	(2,920)
Interest income and expense, net of amounts capitalized	(8,872)	(8)	(140)	1	(9,019)
Derivative gain	54,194	—	—	—	54,194
Equity in subsidiary earnings (loss)	(3,559)	(18,162)	—	21,721	—
Other	(886)	(60)	3,800	(4,807)	(1,953)
Total other income (expense)	37,957	(18,230)	3,660	16,915	40,302
Income (loss) before income taxes	24,098	(12,787)	(4,061)	16,963	24,213
Income tax expense	—	1	114	—	115
Net income (loss)	$24,098	$(12,788)	$(4,175)	$16,963	$24,098
Comprehensive income (loss)	$24,098	$20,357	$(12,258)	$(8,714)	$23,483

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$51,878	$25,887	$31,615	$(47,709)	$61,671
Subscriber equipment sales	508	7,299	5,232	(2,244)	10,795
Total revenue	52,386	33,186	36,847	(49,953)	72,466
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	15,126	4,608	14,039	(9,872)	23,901
Cost of subscriber equipment sales	169	5,648	3,896	(2,238)	7,475
Marketing, general and administrative	15,833	3,358	48,561	(37,615)	30,137
Depreciation, amortization, and accretion	56,706	620	860	(361)	57,825
Total operating expenses	87,834	14,234	67,356	(50,086)	119,338
Income (loss) from operations	(35,448)	18,952	(30,509)	133	(46,872)
Other income (expense):
Gain on equity issuance	2,349	—	—	—	2,349
Interest income and expense, net of amounts capitalized	(26,875)	(21)	(116)	(8)	(27,020)
Derivative gain	50,137	—	—	—	50,137
Equity in subsidiary earnings (loss)	(4,170)	(10,715)	—	14,885	—
Other	(1,418)	(192)	888	141	(581)
Total other income (expense)	20,023	(10,928)	772	15,018	24,885
Income (loss) before income taxes	(15,425)	8,024	(29,737)	15,151	(21,987)
Income tax benefit	—	—	(6,562)	—	(6,562)
Net income (loss)	$(15,425)	$8,024	$(23,175)	$15,151	$(15,425)
Comprehensive income (loss)	$(15,425)	$8,024	$(24,662)	$15,146	$(16,917)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$47,005	$22,969	$28,271	$(42,878)	$55,367
Subscriber equipment sales	573	8,917	6,380	(3,514)	12,356
Total revenue	47,578	31,886	34,651	(46,392)	67,723
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	14,227	4,871	10,098	(5,974)	23,222
Cost of subscriber equipment sales	8	7,808	4,091	(2,879)	9,028
Marketing, general and administrative	14,731	4,477	46,716	(37,494)	28,430
Depreciation, amortization, and accretion	56,282	882	934	(364)	57,734
Total operating expenses	85,248	18,038	61,839	(46,711)	118,414
Income (loss) from operations	(37,670)	13,848	(27,188)	319	(50,691)
Other income (expense):
Loss on extinguishment of debt	(2,254)	—	—	—	(2,254)
Loss on equity issuance	(5,832)	—	—	—	(5,832)
Interest income and expense, net of amounts capitalized	(26,315)	(23)	(449)	7	(26,780)
Derivative gain	183,416	—	—	—	183,416
Equity in subsidiary earnings (loss)	(12,508)	(12,736)	—	25,244	—
Other	246	334	5,902	(4,754)	1,728
Total other income (expense)	136,753	(12,425)	5,453	20,497	150,278
Income (loss) before income taxes	99,083	1,423	(21,735)	20,816	99,587
Income tax expense (benefit)	(55)	16	488	—	449
Net income (loss)	$99,138	$1,407	$(22,223)	$20,816	$99,138
Comprehensive income (loss)	$99,138	$1,407	$(23,702)	$20,837	$97,680

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,281	$2,337	$4,292	$—	$12,910
Accounts receivable	6,133	6,776	3,676	—	16,585
Intercompany receivables	881,227	661,824	25,362	(1,568,413)	—
Inventory	2,268	5,299	2,164	—	9,731
Prepaid expenses and other current assets	2,950	345	2,276	—	5,571
Total current assets	898,859	676,581	37,770	(1,568,413)	44,797
Property and equipment, net	1,040,091	3,735	4,492	4	1,048,322
Restricted cash	37,959	—	—	—	37,959
Intercompany notes receivable	10,086	—	6,436	(16,522)	—
Investment in subsidiaries	(277,528)	59,947	35,042	182,539	—
Prepaid second-generation ground costs	2,579	—	—	—	2,579
Intangible and other assets, net	14,270	164	682	(10)	15,106
Total assets	$1,726,316	$740,427	$84,422	$(1,402,402)	$1,148,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,112	$—	$—	$—	$38,112
Accounts payable	2,030	3,473	1,067	—	6,570
Accrued contract termination charge	19,654	—	—	—	19,654
Accrued expenses	14,919	5,710	7,437	—	28,066
Intercompany payables	619,104	740,464	208,735	(1,568,303)	—
Payables to affiliates	243	—	—	—	243
Deferred revenue	1,390	20,123	5,841	—	27,354
Total current liabilities	695,452	769,770	223,080	(1,568,303)	119,999
Long-term debt, less current portion	547,311	—	—	—	547,311
Employee benefit obligations	4,911	—	—	—	4,911
Intercompany notes payable	6,435	—	10,086	(16,521)	—
Derivative liabilities	189,500	—	—	—	189,500
Deferred revenue	5,751	317	—	—	6,068
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,459	320	3,698	—	5,477
Total non-current liabilities	776,162	637	13,784	(16,521)	774,062
Stockholders’ equity (deficit)	254,702	(29,980)	(152,442)	182,422	254,702
Total liabilities and stockholders’ equity	$1,726,316	$740,427	$84,422	$(1,402,402)	$1,148,763

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,530	$719	$3,227	$—	$7,476
Accounts receivable	4,860	5,215	4,461	—	14,536
Intercompany receivables	839,215	609,500	54,507	(1,503,222)	—
Inventory	2,148	6,321	3,554	—	12,023
Prepaid expenses and other current assets	2,399	291	1,766	—	4,456
Total current assets	852,152	622,046	67,515	(1,503,222)	38,491
Property and equipment, net	1,069,605	3,722	4,587	(354)	1,077,560
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	12,037	—	5,355	(17,392)	—
Investment in subsidiaries	(274,453)	58,686	32,945	182,822	—
Prepaid second-generation ground costs	8,929	—	—	—	8,929
Intangible and other assets, net	11,384	280	464	(11)	12,117
Total assets	$1,717,572	$684,734	$110,866	$(1,338,157)	$1,175,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,835	$—	$—	$—	$32,835
Accounts payable	4,292	2,439	1,387	—	8,118
Accrued contract termination charge	19,121	—	—	—	19,121
Accrued expenses	9,816	6,949	5,674	—	22,439
Intercompany payables	585,091	706,913	211,188	(1,503,192)	—
Payables to affiliates	616	—	—	—	616
Deferred revenue	1,980	17,722	4,200	—	23,902
Total current liabilities	653,751	734,023	222,449	(1,503,192)	107,031
Long-term debt, less current portion	548,286	—	—	—	548,286
Employee benefit obligations	4,810	—	—	—	4,810
Intercompany notes payable	5,563	—	11,818	(17,381)	—
Derivative liabilities	239,642	—	—	—	239,642
Deferred revenue	6,027	386	—	—	6,413
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,567	305	9,035	—	10,907
Total non-current liabilities	826,690	691	20,853	(17,381)	830,853
Stockholders’ equity (deficit)	237,131	(49,980)	(132,436)	182,416	237,131
Total liabilities and stockholders’ equity	$1,717,572	$684,734	$110,866	$(1,338,157)	$1,175,015

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$4,785	$1,618	$1,301	$—	$7,704
Cash flows used in investing activities:
Second-generation network costs (including interest)	(8,272)	—	(200)	—	(8,472)
Property and equipment additions	(7,477)	—	(169)	—	(7,646)
Purchase of intangible assets	(1,327)	—	—	—	(1,327)
Change in restricted cash	(41)				(41)
Net cash used in investing activities	(17,117)	—	(369)	—	(17,486)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(16,418)	—	—	—	(16,418)
Proceeds from issuance of stock to Terrapin	28,500	—	—	—	28,500
Proceeds from issuance of common stock and exercise of options and warrants	3,001	—	—	—	3,001
Net cash provided by financing activities	15,083	—	—	—	15,083
Effect of exchange rate changes on cash	—	—	133	—	133
Net increase (decrease) in cash and cash equivalents	2,751	1,618	1,065	—	5,434
Cash and cash equivalents, beginning of period	3,530	719	3,227	—	7,476
Cash and cash equivalents, end of period	$6,281	$2,337	$4,292	$—	$12,910

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$2,869	$2,901	$1,544	$—	$7,314
Cash flows used in investing activities:
Second-generation network costs (including interest)	(15,484)	—	—	—	(15,484)
Property and equipment additions	(1,587)	(1,967)	(668)	—	(4,222)
Purchase of intangible assets	(1,840)				(1,840)
Net cash used in investing activities	(18,911)	(1,967)	(668)	—	(21,546)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(3,225)				(3,225)
Proceeds from issuance of stock to Terrapin	39,000	—	—	—	39,000
Proceeds from issuance of common stock and exercise of options and warrants	426	—	—	—	426
Net cash provided by financing activities	36,201	—	—	—	36,201
Effect of exchange rate changes on cash	—	—	(1,117)	—	(1,117)
Net increase (decrease) in cash and cash equivalents	20,159	934	(241)	—	20,852
Cash and cash equivalents, beginning of period	3,166	672	3,283	—	7,121
Cash and cash equivalents, end of period	$23,325	$1,606	$3,042	$—	$27,973

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

At September 30, 2016, we served approximately 694,000 subscribers. We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices. With the release of new product and service offerings and expansion in new and legacy markets, we anticipate further growth in our subscriber base.

Regulatory Reform for Terrestrial Spectrum Authority

In November 2013, the Federal Communications Commission (the "FCC") proposed rules that, if adopted, would enable us to offer low power terrestrial broadband services over a portion of our licensed MSS spectrum.  We have termed these services Terrestrial Low Power Service ("TLPS"). We believe TLPS represents a differentiated, premium, and immediate solution to existing Wi-Fi congestion. Through the two TLPS deployments held during 2015, we demonstrated a material increase in user throughput and network levels. These deployments also provided additional data confirming the successful coexistence of TLPS with other existing services. With these real world deployments of our TLPS operations, we have shown the FCC the dramatic consumer benefits that are achievable. The proposed rules would substantially revise the gating criteria for terrestrial use of our spectrum and would allow us to provide TLPS over our licensed spectrum together with the non-exclusive use of adjacent unlicensed spectrum. On May 13, 2016, the FCC circulated an order containing the proposed rules. If the FCC adopts the proposed order, we plan to establish one or more partnerships to deploy commercial service promptly as well as to seek similar terrestrial authority in certain international jurisdictions.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2016 and 2015

Revenue

Total revenue increased by $1.9 million, or approximately 8%, to $25.6 million for the three months ended September 30, 2016 from $23.7 million for the three months ended September 30, 2015. This increase was driven by a $2.3 million increase in service revenue resulting from a 2% increase in our average subscriber base and increases in ARPU for most types of revenue. This increase in service revenue was offset partially by a decrease in revenue from subscriber equipment sales due primarily to a lower volume of core Simplex units sold during the three months ended September 30, 2016.

Total revenue increased by $4.8 million, or approximately 7%, to $72.5 million for the nine months ended September 30, 2016 from $67.7 million for the nine months ended September 30, 2015. This increase was driven by a $6.3 million increase in service revenue resulting from a 4% increase in our average subscriber base and increases in ARPU for all types of revenue. This increase in service revenue was offset partially by a $1.6 million decrease in revenue from subscriber equipment sales. This decrease was due primarily to a lower volume of Duplex and Simplex units sold, offset partially by a higher volume of SPOT equipment sales.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$9,303	36%	$7,409	31%	$23,730	33%	$20,572	30%
SPOT	9,662	38	8,794	37	28,252	39	24,655	36
Simplex	2,294	9	2,363	10	7,303	10	6,898	10
IGO	238	1	189	1	654	1	576	1
Other	455	2	889	4	1,732	2	2,666	5
Total	$21,952	86%	$19,644	83%	$61,671	85%	$55,367	82%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$1,125	4%	$1,122	5%	$3,144	4%	$3,947	6%
SPOT	1,436	6	1,414	6	4,051	6	3,941	6
Simplex	832	3	1,265	5	2,837	4	3,661	5
IGO	175	1	272	1	706	1	745	1
Other	24	—	(39)	—	57	—	62	—
Total	$3,592	14%	$4,034	17%	$10,795	15%	$12,356	18%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average number of subscribers for the period:
Duplex	77,485	75,303	77,378	71,477
SPOT	276,384	258,812	271,209	251,169
Simplex	298,186	302,460	301,216	297,271
IGO	39,318	38,725	39,226	38,697
Other	2,185	4,364	2,270	4,304
Total	693,558	679,664	691,299	662,918

ARPU (monthly):
Duplex	$40.02	$32.80	$34.08	$31.98
SPOT	11.65	11.33	11.57	10.91
Simplex	2.56	2.60	2.69	2.58
IGO	2.02	1.63	1.85	1.65

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

Service Revenue

Duplex service revenue increased 26% and 15% for the three and nine months ended September 30, 2016, respectively, due to increases in both the average subscriber base and ARPU compared to the same periods in 2015. The average Duplex subscriber base increased 3% and 8% and ARPU increased 22% and 7% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Higher ARPU was due primarily to increased revenue from annual, usage-based plans. Over the past several quarters, the popularity of our annual, usage-based plans has increased substantially. These plans result in higher service revenue recognized in seasonally stronger months due to increased usage and expiration of unused minutes on the anniversary date of the customer's contract.

SPOT service revenue increased 10% and 15% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to increases in both the average subscriber base and ARPU. The average number of SPOT subscribers increased 7% and 8% and ARPU increased 3% and 6% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The ARPU increase was driven primarily by rate plans increases and the significant number of SPOT Gen3TM sales over the past 12 months. We sell SPOT Gen3TM with a higher annual rate plan compared to other SPOT products due to its enhanced tracking features.

Simplex service revenue decreased 3% for the three months ended September 30, 2016, compared to the same period in 2015, due to slight declines in both the average subscriber base and ARPU, reflecting the impact of the oil and gas industry downturn on some of our largest customers. Average Simplex subscribers decreased 1% and ARPU decreased 2% for the three months ended September 30, 2016, compared to the same period in 2015. Comparing the nine months ended September 30, 2016 to the same period in 2015, Simplex service revenue increased 6% due to a 1% increase in average subscribers and a 4% increase in ARPU. Our reclassification of activation fees from other revenue to Simplex service revenue in 2016, which contributed $0.5 million to the Simplex service revenue variance during the nine months ended September 30, 2016, was the principal reason for this increase.

Other revenue decreased approximately $0.4 million, or 49%, and $0.9 million, or 35%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease in other revenue is due primarily to a reclassification of activation fees from other revenue to Simplex and Duplex service revenue beginning in 2016, which contributed $0.3 million and $0.5 million to the total decrease for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Subscriber Equipment Sales

Revenue from Duplex equipment sales was flat for the three months ended September 30, 2016 and decreased 20% for the nine months ended September 30, 2016 compared to the same periods in 2015. This decrease was driven primarily by a sales promotion introduced in March 2015, which reduced the selling price of our Duplex handsets, thereby lowering the revenue generated from these equipment sales, and drove higher demand following the initial launch resulting in a higher volume of phones sold in 2015.

Revenue from SPOT equipment sales increased 2% and 3% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to an increase in the volume of units sold during the respective periods.

Revenue from Simplex equipment sales decreased by approximately 34% and 23% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The downturn in the oil and gas industry has negatively impacted our Simplex business due to the concentration of Simplex customers who operate in this industry.

Operating Expenses

Total operating expenses increased $0.5 million, or approximately 1%, to $40.3 million for the three months ended September 30, 2016 from $39.8 million for the same period in 2015, and increased $0.9 million, or approximately 1%, to $119.3 million for the nine months ended September 30, 2016, from $118.4 million for the same period in 2015. Increases in both periods were due to higher marketing, general and administrative costs and cost of services, offset by lower cost of subscriber equipment sales.

Cost of Services

Cost of services increased $0.6 million, or approximately 8%, for the three months ended September 30, 2016 from the same period in 2015 and increased $0.7 million, or approximately 3%, for the nine months ended September 30, 2016 from the same period in 2015. For both periods, the increases were due primarily to higher research and development costs related to new products and personnel costs.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.5 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, from the same periods in 2015. These decreases are in line with the decreases in revenue from subscriber equipment sales over the same periods. However, the consolidated equipment margin increased due to changes in the volume and mix of products sold during the respective periods and price variations across our worldwide markets and product portfolio.

Marketing, General and Administrative

Marketing, general and administrative expenses increased approximately $0.4 million for three months ended September 30, 2016 and increased $1.7 million for the nine months ended September 30, 2016 compared to the same periods in 2015.

The increase for the three months ended September 30, 2016 is due primarily to increases in stock compensation cost of $0.5 million, subscriber acquisition costs of $0.4 million, and personnel costs of $0.3 million. These increases were offset by a reduction in bad debt expense of $0.7 million due to a reserve recorded on a specific customer's receivable balance during the three months ended September 30, 2015, which did not recur in 2016.

The increase for the nine months ended September 30, 2016 is due primarily to a $1.1 million increase in the accrual for the settlement of litigation related to one of our international operations. We paid the total settlement of 4.5 million reais, or $1.4 million, by issuing approximately 1.3 million shares of our common stock on October 24, 2016. Also contributing to the increase in marketing, general and administrative expenses were higher stock compensation costs, personnel costs, subscriber acquisition costs and professional and consulting fees, which increased $0.9 million, $0.9 million, $0.7 million, and $0.4 million, respectively. These increases were offset partially by a reduction in bad debt expense of $2.2 million during the nine-month period, which was driven primarily by an accounts receivable balance that we reserved during the nine months ended September 30, 2015 and recovered during the first quarter of 2016.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense was flat for the three months ended September 30, 2016 from the same period in 2015 and increased $0.1 million for the nine months ended September 30, 2016 from the same period in 2015.

As of September 30, 2016, we had $197.7 million in construction in progress related to costs (including capitalized interest) associated with our contracts with Hughes and Ericsson to complete next-generation upgrades to our ground infrastructure. We expect to begin depreciating this asset in the near future.

Other Income (Expense)

Loss on Extinguishment of Debt

We did not incur losses on extinguishment of debt during 2016 or for the three months ended September 30, 2015. We incurred a loss of $2.3 million for the nine months ended September 30, 2015. During the first and second quarters of 2015, holders of $6.5 million principal amount of our 2013 8.00% Notes converted their notes into common stock, resulting in a loss of $2.3 million on the issuance of 10.9 million shares of voting common stock. These losses resulted from the fair value of the shares issued to the holders upon conversion exceeding the carrying value of the debt and derivative liability written off due to these conversions.

Gain (Loss) on Equity Issuance

For the three and nine months ended September 30, 2016, gain (loss) on equity issuance fluctuated to a gain of $4.3 million and $2.3 million, respectively, from a loss of $2.9 million and $5.8 million, respectively, compared to the same periods in 2015. In June 2015, Hughes exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to market value in lieu of cash. As previously discussed in Note 7: Commitments Contractual Obligations - Next-Generation Gateways and Other Ground Facilities to our condensed consolidated financial statements, in valuing the shares issued to Hughes at the 7% discount and the related liability for the potential issuance of additional shares, we initially recorded a non-cash loss of approximately $2.9 million in loss on equity issuance in our condensed consolidated statements of operations for the second quarter of 2015. In conjunction with this agreement, we also provided Hughes downside protection through December 30, 2016. This agreement generally would require us to issue additional shares to Hughes if the market value of our common stock at the end of the downside protection period is less than the price at issuance. We mark this liability to market at each balance sheet date through the settlement date.

Interest Income and Expense

Interest income and expense, net, decreased $0.1 million to an expense of $8.9 million for the three months ended September 30, 2016 from an expense of $9.0 million for the same period in 2015. This variance is due to higher capitalized interest, offset partially by an increase in interest costs during 2016.

Interest income and expense, net, increased $0.2 million to an expense of $27.0 million for the nine months ended September 30, 2016 from an expense of $26.8 million for the same period in 2015. Higher capitalized interest during 2016 partially offset an increase in interest costs resulting primarily from a higher LIBOR-based interest rate on our Facility Agreement, a higher principal balance outstanding on our Thermo Loan Agreement and a make-whole interest payment made in the second quarter of 2015, which did not recur in 2016.

Derivative Gain

Derivative gain decreased by $43.2 million to $11.0 million for the three months ended September 30, 2016, compared to $54.2 million for the same period in 2015 and by $133.3 million to $50.1 million for the nine months ended September 30, 2016, compared to $183.4 million for the same period in 2015.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. While fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs can impact the value including volatility, discount rate, maturity date and changes in the principal amount of notes outstanding. Although our stock price did not fluctuate significantly during the first and third quarters of 2016, it did fluctuate significantly during the second quarter of 2016. Our stock price fluctuated even more significantly during the three and nine month periods ended September 30, 2015, resulting in the material non-cash derivative gains in those periods. See Note 5: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the fair value computations of our derivatives.

Other

Other income (loss) fluctuated $1.5 million to expense of $0.5 million for the three months ended September 30, 2016 from expense of $2.0 million for the same period in 2015.  Other income (loss) fluctuated $2.3 million to expense of $0.6 million for the nine months ended September 30, 2016 from income of $1.7 million for the same period in 2015.  This fluctuation is due primarily to foreign currency gains and losses we recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. Additionally, in March 2016, the Venezuelan government introduced the DICOM rate, which is published by the Central Bank of Venezuela and replaced the SIMADI rate. We use the DICOM exchange rate to remeasure our Venezuelan subsidiary's bolivar-based transactions and net monetary assets in U.S. dollars.

Income Tax Benefit (Expense)

Income tax benefit (expense) fluctuated $6.4 million to a benefit of $6.3 million for the three months ended September 30, 2016 from expense of $0.1 million for the same period in 2015. Income tax benefit (expense) fluctuated $7.0 million to a benefit of $6.6 million for the nine months ended September 30, 2016 from expense of $0.4 million for the same period in 2015. As disclosed in Note 6: Accrued Expenses and Other Non-Current Liabilities to our condensed consolidated financial statements, as a result of the expiration of the statute of limitations associated with the tax position of one of our foreign subsidiaries, we removed $6.3 million in unrecognized tax positions, inclusive of cumulative interest and penalties, from our non-current liabilities resulting in a corresponding tax benefit.

In October 2016, the U.S. Department of the Treasury released final and temporary regulations under Section 385 of the U.S. Internal Revenue Code. The final regulations strengthen the tax rules distinguishing between debt and equity specific to related party transactions. We are currently evaluating the impact this regulation will have on our current accounting and tax policies and procedures.

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

As of September 30, 2016, we held cash and cash equivalents of $12.9 million. We also had $38.0 million in restricted cash, which is the balance in our debt service reserve account. The Facility Agreement (as defined below) requires us to maintain $37.9 million in a debt service reserve account and restricts the use of these funds to making principal and interest payments under the Facility Agreement. In August 2015, we entered into a new $75.0 million common stock purchase agreement with Terrapin (the "August 2015 Terrapin Agreement"), which is available to be drawn over a 24-month period. As of September 30, 2016, $31.5 million remained available under this agreement. We anticipate that we will draw all or substantially all of the remaining amounts available under the August 2015 Terrapin Agreement to achieve compliance with certain financial covenants in our Facility Agreement for the measurement period ending December 31, 2016 and to pay our debt service obligations.

As of December 31, 2015, we held cash and cash equivalents of $7.5 million and $60.0 million was available under the August 2015 Terrapin Agreement.

The carrying amount of our current and long-term debt outstanding was $38.1 million and $547.3 million, respectively, at September 30, 2016, compared to $32.8 million and $548.3 million, respectively, at December 31, 2015. The current portion of our long-term debt outstanding at these dates represents principal payments under our Facility Agreement scheduled to occur within 12 months. The decrease in our total debt balance was due primarily to a principal payment on our Facility Agreement, offset partially by a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt and amortization and accretion of the debt discounts and debt financing costs related to our Facility Agreement and convertible notes.

Indebtedness and Available Credit

Facility Agreement

On August 7, 2015, we entered into a Second Global Amendment and Restatement Agreement (the "2015 GARA") providing for the amendment and restatement of our former senior credit facility and certain related credit documents (this amended and restated senior secured credit facility agreement is herein referred to as the "Facility Agreement"). The indebtedness under the Facility Agreement is scheduled to mature in December 2022. As of September 30, 2016, we had fully drawn all funds available under the Facility Agreement and the principal amount outstanding was $559.4 million. Semi-annual principal repayments began in December 2014.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. Pursuant to the terms of the Facility Agreement, we may cure noncompliance with certain financial covenants through Equity Cure Contributions (as described below) through a date as late as June 2019. If we were to violate any of these covenants and were unable to obtain a sufficient Equity Cure Contribution or a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of September 30, 2016, we were in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit inclusion of certain cash funds contributed to us from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions," and we use them to achieve compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Each Equity Cure Contribution must be in a minimum amount of $10 million for each measurement period or in the aggregate for all periods until the date that such funding is no longer allowed by the Facility Agreement. In August 2015, February 2016 and June 2016, we drew $15 million, $6.5 million and $22 million, respectively, under the August 2015 Terrapin Agreement. We used these funds as Equity Cure Contributions under the Facility Agreement in the calculation of our compliance with financial covenants for the measurement periods ended December 31, 2015 and June 30, 2016. We anticipate continuing to use Equity Cure Contributions to maintain compliance with certain financial covenants under the Facility Agreement for the measurement periods ending December 31, 2016 and June 30, 2017, including, but not limited to, the remaining amounts available under the August 2015 Terrapin Agreement.

The Facility Agreement requires that we maintain a total of $37.9 million in a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. As of September 30, 2016, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $38.0 million and classified as restricted cash on our condensed consolidated balance sheets.

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

See discussion in Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Thermo Loan Agreement

We also have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2016, the principal amount outstanding was $91.1 million, including $47.6 million of interest that had accrued since 2009 with respect to the Thermo Loan Agreement.

In connection with the 2015 GARA, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement the Second Thermo Group Undertaking Letter in which they agreed that, during the period commencing on the effective date of the 2015 GARA and ending on the later of March 31, 2018 and, if our 2013 8.00% Notes have been redeemed in full, September 30, 2019, they would make, or cause to be made, available to us cash equity financing in the aggregate amount of $30.0 million. Thermo was obligated to provide these funds if we requested the funds or an event of default occurred under the Facility Agreement, and Terrapin failed to purchase shares of our voting common stock to provide us with cash proceeds requested under the August 2015 Terrapin Agreement. The balance of this commitment was reduced by any cash equity financing that we received during the Commitment Period from Thermo or an external equity funding source, including Terrapin, and which we used as an Equity Cure Contribution. In August 2015, February 2016 and June 2016, we drew $15 million, $6.5 million and $22.0 million, respectively, under the August 2015 Terrapin Agreement. As a result, Thermo had no remaining cash equity commitment as of September 30, 2016 under this letter. All of the transactions between us and Thermo and its affiliates were reviewed and approved on our behalf by a Special Committee of our independent directors, who were represented by independent counsel.

See discussion in Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Second Thermo Group Undertaking Letter, the Equity Agreement, and the Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes initially were convertible into shares of our common stock at a conversion price of $0.80 per share of common stock, or 1,250 shares of our common stock per $1,000 principal amount of 2013 8.00% Notes, subject to adjustment. Due to common stock issuances by us since May 20, 2013 at prices below the then effective conversion rate, the base conversion rate was $0.73 per share of common stock as of September 30, 2016.

As of September 30, 2016, the principal amount outstanding of the 2013 8.00% Notes was $16.9 million. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of September 30, 2016, we were in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

See Note 3: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements in Part II, Item 8 of our 2015 Annual Report for a complete description of our 2013 8.00% Notes.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

In conjunction with the amendment to the Facility Agreement in August 2015 (as discussed above), we entered into the August 2015 Terrapin Agreement pursuant to which we may require Terrapin to purchase up to $75.0 million of shares of voting common stock over the 24-month term following the date of the agreement. Over the 24-month term, in our discretion, we may present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of our voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares will equal the daily volume weighted average price of common stock on each date during the Draw Down Period on which shares are purchased by Terrapin (but not less than a minimum price specified by us (a “Threshold Price”)), less a discount ranging from 2.75% to 4.00% based on the amount of the Threshold Price. In addition, in our discretion, but subject to certain limitations, we may grant to Terrapin the option to purchase additional shares during a Draw Down Period. We have agreed not to sell to Terrapin a number of shares of voting common stock that, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the number of our shares of voting common stock issued and outstanding at the date of the sale.

In August 2015, we drew $15.0 million under the August 2015 Terrapin Agreement and issued 9.3 million shares of voting common stock to Terrapin at an average price of $1.61 per share. In February 2016, we drew $6.5 million under the August 2015 Terrapin Agreement and issued 6.4 million shares of voting common stock to Terrapin at an average price of $1.02 per share. In June 2016, we drew $22.0 million under the August 2015 Terrapin Agreement and issued 19.5 million shares of voting common stock to Terrapin at an average price of $1.13 per share. As of September 30, 2016, $31.5 million remained available under the August 2015 Terrapin Agreement.

Contractual Obligations

For the nine months ended September 30, 2016, our capital expenditures, excluding interest, totaled approximately $12.9 million, of which $4.7 million were under our contractual agreements with Ericsson and Hughes related to the procurement and deployment of our second-generation gateways and other ground facilities and related products. As of September 30, 2016, the remaining contractual obligations under our agreements with Ericsson and Hughes were $2.9 million and $0.8 million, respectively.

Various maintenance, licensing and royalty agreements are necessary for the use of proprietary, third-party technology embedded in our second-generation ground infrastructure and products. We project the fees due under these maintenance and license agreements to be approximately $3.6 million per year and will recognize them in our condensed consolidated statement of operations over the maintenance and license terms, which we expect to begin at various times during 2017. The fees due under the royalty agreements will fluctuate based on product sales, and we will recognize them in our condensed consolidated statement of operations on a per unit basis as second-generation products are manufactured, sold or activated. As of September 30, 2016, we have paid a portion of these fees have recorded them as a prepaid asset in our condensed consolidated balance sheets.

Cash Flows for the nine months ended September 30, 2016 and 2015

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$7,704	$7,314
Net cash used in investing activities	(17,486)	(21,546)
Net cash provided by financing activities	15,083	36,201
Effect of exchange rate changes on cash	133	(1,117)
Net increase in cash and cash equivalents	$5,434	$20,852

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. Uses of cash from operating activities include primarily personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the nine months ended September 30, 2016 was $7.7 million compared to $7.3 million during the same period in 2015. The increase was due to a lower net loss after adjusting for non-cash items, offset partially by unfavorable changes in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $17.5 million for the nine months ended September 30, 2016 compared to $21.5 million for the same period in 2015. We used less cash for our second-generation network costs as we are approaching the final acceptance of our contracts with Hughes and Ericsson. This decrease was offset partially by an increase in other property and equipment additions related to software and other back office expenditures to prepare for the rollout of new products.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $15.1 million for the nine months ended September 30, 2016 compared to $36.2 million for the same period in 2015. This decrease was due to higher principal payments and lower cash proceeds from the sale of equity during the nine months ended September 30, 2016 compared to the prior year period. Principal payments made under our Facility Agreement in June 2016 and 2015 were $16.4 million and $3.2 million, respectively. Additionally, we received proceeds from the sale of our common stock to Terrapin of $28.5 million and $39.0 million during the first nine months of 2016 and 2015, respectively. We also received cash of $2.6 million from Thermo related to warrants exercised in June 2016.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2015.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting guidance and the expected impact that the guidance could have on our Condensed Consolidated Financial Statements, see Recently Issued Accounting Pronouncements in Note 1: Basis of Presentation to our condensed consolidated financial statements in Part 1, Item 1 of this Report.

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

See Note 5: Fair Value Measurements to our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2016, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2016.

(b) Changes in internal control over financial reporting.

As of September 30, 2016, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 8: Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A."Risk Factors" of our 2015 Annual Report, as amended by Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of September 21, 2016

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	November 3, 2016	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)