Form 10-K
period 2016-12-31
Globalstar, Inc.
filed 2017-02-23
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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
Yes ☒ No ☐

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

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $517.7 million.

As of February 20, 2017, 981,626,340 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Item 1. Business

Globalstar, Inc. (“we,” “us” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. By providing wireless communications services in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (“gateways”), which we refer to collectively as the Globalstar System.

We currently provide the following communications services via satellite. These services are available only with equipment designed to work on our network:

•	two-way voice communication and data transmissions (“Duplex”) using mobile or fixed devices; and

•	one-way data transmissions ("Simplex") using a mobile or fixed device that transmits its location and other information to a central monitoring station, including certain SPOT and Simplex products.

Overview

In August 2013, we completed the integration of our second-generation satellites with our first-generation satellites to form our second-generation constellation of Low Earth Orbit (“LEO”) satellites. We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We achieved this longer life by increasing the solar array and battery capacity, using a larger fuel tank, adding redundancy for key satellite equipment, and improving radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites. The second-generation satellites use passive S-band antennas on the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of the active antenna array. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation.

Due to the unique design of the Globalstar System (and based on customer input), we believe that we offer the best voice quality among our peer group. We define a successful level of service for our customers by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. Due to the unique design of the Globalstar System, by this measure our system outperforms geostationary (“GEO”) satellites used by some of our competitors. Due to the difference in signal travel distance, GEO satellite signals must travel approximately 42,000 additional nautical miles, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We price our MSS handsets lower than those of our main MSS competitors, providing access to MSS services to a broader range of subscribers. We expect to retain our position as the low cost, high quality leader in the MSS industry.

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

At December 31, 2016, we served approximately 689,000 subscribers. We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices. With the release of new product and service offerings and expansion in new and legacy markets, we anticipate further growth in our subscriber base.

Our products and services are sold through a variety of independent agents, dealers and resellers, and independent gateway operators (“IGOs”). We have distribution relationships with a number of "Big Box" and online retailers and other similar distribution channels that expands the diversification of our distribution channels.

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

In June 2014, we announced the release of a new voice and data solution, Sat-Fi. With Sat-Fi, our customers can use their current smartphones, tablets and laptops to send and receive communications via the Globalstar satellite system when traveling beyond cellular service, achieving a level of seamless connectivity not offered before. We believe Sat-Fi is superior to other competitors' products, providing the fastest, most affordable, mobile satellite data speeds (four times faster than our primary competitor) and the clearest voice communications in the MSS industry. Through a convenient smartphone app that enables connectivity between any Wi-Fi-enabled device and the Sat-Fi satellite hot spot, subscribers can easily send and receive email and SMS text messages and make voice calls from their own device any time they are in range of a Sat-Fi device. We believe Sat-Fi represents a major step forward in our desire to integrate seamlessly our mobile satellite capabilities into the communications services that people use on a daily basis. With future enhancements, customers will not necessarily know, nor will they care, when they are communicating via the Globalstar System, given our superior voice quality and low-priced service plans. We are currently developing the second-generation model of our Sat-Fi that will have improved performance, enhanced capacity and higher data speeds. This second-generation model, in connection with our second-generation satellites and ground infrastructure, has a smaller form factor, which allows the device to be more portable and more versatile than its predecessor.

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

SPOT Consumer Retail Products

The SPOT product family has now initiated almost 5,000 rescues since its launch in 2007. Averaging nearly two rescues per day, SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to hundreds of thousands of users, completely independent of cellular coverage. We are not aware of any other competitive offering that can match the life-saving record of our SPOT family of products. As we continue to innovate and grow the SPOT family of products, we are committed to providing affordable life-saving products to an expanding target market of millions of people globally.

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

SPOT Satellite GPS Messenger

We began commercial sales of the first SPOT products and services when we introduced the SPOT Personal Tracker in 2007. Since 2007, we continue to innovate this product and have released another two generations of our SPOT Satellite GPS Messenger to the market. In September 2013, we introduced SPOT Gen3, the current generation of the SPOT Satellite GPS Messenger. Our SPOT Gen3 device offers enhanced functionality with more tracking features, improved battery performance and more power options, including rechargeable and USB direct line power. The product also enables users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance and an “SOS” message in the event of an emergency. We are currently developing the next generation of this product, which will have improved tracking and two-way messaging capabilities for emergency and off-the-grid communications.

We target our SPOT Satellite GPS Messenger to recreational and commercial markets that require personal tracking, emergency location and messaging solutions that operate beyond the reach of terrestrial wireless and wireline coverage. Using our network and web-based mapping software, this device provides consumers with the ability to trace a path geographically or map the location of individuals or equipment. SPOT Satellite GPS Messenger products and services are available virtually everywhere through our product distribution channels and through our direct e-commerce website.

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

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels, including Bass Pro Shops, Cabela's, Fry's Electronics, Gander Mountain, REI, Sportsman's Warehouse and West Marine. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com, as well as through certain of our IGOs.

Commercial Simplex One-Way Transmission Products

Simplex service is a one-way data service from a commercial Simplex device over the Globalstar System that can be used to track and monitor assets. Our subscribers currently use our Simplex devices to track cargo containers and rail cars; to monitor utility meters; and to monitor oil and gas assets, as well as a host of other applications. At the heart of the Simplex service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army, the U.S. Air Force, the National Oceanic and Atmospheric Administration (“NOAA”), the U.S. Forest Service and the British Ministry of Defense, as well as other organizations, including BP, Shell and The Salvation Army.

We designed our Simplex service to address the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers are able to realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

We offer small Satellite Transmitter chipsets, such as the STX-3 and STINGR, which enable an integrator’s products to access our Simplex network. We also offer complete products that utilize these transmitters. Our Simplex units, including the enterprise-grade "SmartOne" family of asset-ready tracking units, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges.

The reseller channel for Simplex equipment and service is comprised primarily of value added resellers and commercial communications equipment companies that retain and bill clients directly, outside of our billing system. Many of our resellers specialize in niche vertical markets where high-use customers are concentrated. We have sales arrangements with major resellers to market our services, including some value added resellers that integrate our STX-3 and STINGR into their proprietary solutions designed to meet certain specialized niche market applications.

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

Set forth below is a list of IGOs as of February 20, 2017:

Location	Gateway	Independent Gateway Operators
Argentina	Bosque Alegre	Tesacom
Australia	Dubbo	Pivotel Group PTY Limited
Australia	Mount Isa	Pivotel Group PTY Limited
Australia	Meekatharra	Pivotel Group PTY Limited
South Korea	Yeo Ju	Globalstar Asia Pacific
Mexico	San Martin	Globalstar de Mexico
Nigeria	Kaduna	Globaltouch (West Africa) Limited
Peru	Lurin	TE.SA.M Peru
Russia	Khabarovsk	GlobalTel
Russia	Moscow	GlobalTel
Russia	Novosibirsk	GlobalTel
Turkey	Ogulbey	Globalstar Avrasya

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

Our prior Non-Geostationary Satellite Orbit (“NGSO”) satellite constellation license issued by the FCC is valid until October 2024. This license applies only to our continued use of our first-generation satellites.

Second-Generation Constellation

We licensed and registered our second-generation satellites in France. In October 2010, the French Ministry for the Economy, Industry and Employment authorized our wholly owned subsidiary, Globalstar Europe SARL, now Globalstar Europe SAS (“Globalstar Europe”), to operate our second-generation satellites.  In November 2010, ARCEP, the French independent administrative authority of post and electronic communications regulations, granted a license to Globalstar Europe to provide mobile satellite service. In August 2011, the French Ministry in charge of space operations issued us final authorization and registered our second-generation satellites with the United Nations as provided under the Convention on Registration of Objects Launched into Outer Space. In accordance with this authorization to operate the second-generation satellites, in early 2014, we completed the enhancements to the existing gateway operations in Aussaguel, France to include satellite operations and control functions. We now have redundant satellite operation control facilities in Milpitas, California and Aussaguel, France.

The French National Frequencies Agency (“ANFR”) is representing us before the ITU for purposes of receiving assignments of orbital positions and conducting international coordination efforts to address any interference concerns. ANFR submitted the technical papers to the ITU on our behalf in July 2009. We have continued to pursue this process with the ITU through ANFR and have made significant progress in coordinating our spectrum assignments with other companies that use any portion of our spectrum bands. While we believe the coordination process is nearing completion, we are unable to predict when such process will be completed; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.

In addition to having completed the French licensing and registration of our second-generation satellites, in March 2011 we obtained all authorizations necessary from the FCC to operate our domestic gateways with our second-generation satellites.

Terrestrial Use of Globalstar Spectrum

In February 2003, the FCC adopted rules that permit satellite service providers, including Globalstar, to establish terrestrial networks utilizing the ancillary terrestrial component (“ATC”) of their licensed spectrum.  ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid MSS/ATC network designed to provide advanced services and broad coverage throughout the United States. However these rules applied gating requirements to offering ATC services with which we could not comply.

On November 13, 2012, we filed a petition for rulemaking with the FCC, requesting the authority to offer Terrestrial Low Power Services (“TLPS”) over 11.5 MHz of our licensed spectrum at 2483.5 to 2495 MHz, as well as 10.5 MHz of unlicensed spectrum at 2473 to 2483.5 MHz, in order to offer a wireless broadband service over the combined 22 MHz band, representing Channel 14 under the IEEE 802.11 standard.

 In November 2013, the FCC proposed rules that would have enabled us to offer low-power ATC services such as TLPS over the 22 MHz band we requested. On May 13, 2016, the FCC circulated a proposal to adopt these rules; however, a majority of the FCC commissioners did not support their adoption.

On November 9, 2016, we revised our requested terrestrial authority to limit it to offering low power terrestrial services over our 11.5 MHz of licensed MSS spectrum at 2483.5 to 2495 MHz, foregoing any further request to utilize the adjacent 10.5 MHz of unlicensed spectrum as part of a 22 MHz channel. Thereafter, we worked with parties interested in the proceeding in order to reach agreement on specific out-of-band emissions limits at the edges of our requested 11.5 MHz band in order to avoid harmful impact to any adjacent licensed or unlicensed interests.

On December 16, 2016, the FCC circulated a new proposed rule based upon our revised proposal.

On December 23, 2016, the FCC adopted unanimously a report and order based on our revised proposal for terrestrial authority over our 11.5 MHz of licensed 2.4 GHz spectrum. The report and order was published in the Federal Register on January 31, 2017 and thus becomes effective 30 days later on March 2, 2017. After March 2, 2017, we intend to file an application with the FCC to modify our mobile satellite services licenses consistent with the report and order.

We are now seeking similar terrestrial authority in numerous international jurisdictions in order to harmonize our band globally for terrestrial wireless services.

National Regulation of Service Providers

In order to operate gateways, applicable laws and regulations require the IGOs and our affiliates in each country to obtain a license or licenses from that country's telecommunications regulatory authority. In addition, the gateway operator must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All gateways operated by us and the IGOs are licensed by the appropriate regulatory authority.

Our subscriber equipment generally must be type certified in countries in which it is sold or leased. The manufacturers of the equipment and our affiliates or IGOs are jointly responsible for securing type certification. We have received type certification in multiple countries for each of our products.

Ground Network

Our satellites communicate with a network of 25 gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. We have designed the planes in which our satellites orbit so that generally at least one satellite is visible from any point on the earth's surface between 70° north latitude and 70° south latitude. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We have positioned our gateways to cover most of the world's land and population. We own 13 of these gateways and the rest are owned by IGOs. In addition, we have spare parts in storage, including antennas and gateway electronic equipment. We own and operate gateways in the United States, Canada, Venezuela, Puerto Rico, France, Brazil, Singapore and Botswana.

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

Our ground network includes both our first-generation and second-generation ground equipment. Both our first-generation and second-generation ground network use Qualcomm's patented CDMA technology to permit communication to multiple satellites. Patented receivers in our handsets track the pilot channel or signaling channel as well as three additional communications channels simultaneously. Compared to other satellite and network architectures, we offer superior call clarity with virtually no discernible delay. Our system architecture provides full frequency re-use. This maximizes diversity (which maximizes quality) and capacity as we can reuse the assigned spectrum in every satellite beam in every satellite. In addition, we have developed a non-Qualcomm proprietary CDMA technology for our SPOT and Simplex services.

We designed our second-generation ground network, when combined with our second-generation products, to provide our customers with enhanced future services featuring increased data speeds of up to 256 kbps, with initial services up to 72 kbps, as well as increased capacity. The second-generation ground network is an Internet protocol multimedia subsystem ("IMS") based solution providing such industry standard services as voice, Internet, email and short message services ("SMS").

We have contracts with Hughes Network Systems, LLC ("Hughes") and Ericsson, Inc. ("Ericsson") for our second-generation ground network. Hughes designed, supplied and implemented the Radio Access Network ("RAN") network equipment and software upgrades for installation at a number of our gateways. Hughes also provided the satellite interface chips to be used in our various second-generation devices. Ericsson developed, implemented, and installed our ground interface, or core network, system at our gateways. The second-generation Ericsson core links our Hughes RANs to the public-switched telephone network (“PSTN”), cellular networks and Internet. In December 2016, we formally accepted all contract deliverables under the core contracts necessary to deploy our second-generation ground infrastructure in the near future. We anticipate that we will complete certain add-ons outside of the scope of the core contracts, including installation of second-generation RANs at certain additional gateways, during 2017. We are currently evaluating where we will deploy the additional second-generation RANs; we will select these locations based on coverage optimization, including possible gateway acquisitions.

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

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate geostationary satellites. Our principal regional MSS competitor in the Middle East and Africa is Thuraya.

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

No one customer was responsible for more than 10% of our revenue in 2016, 2015 or 2014.

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2016, approximately 34% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 12: Geographic Information in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - We face special risks by doing business in developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2017 and 2033. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility agreement (the “Facility Agreement”).

Employees

As of December 31, 2016, we had 344 employees, 24 of whom were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

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

Services and Equipment

Sales of services accounted for approximately 86%, 82% and 78% of our total revenues for 2016, 2015, and 2014, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 14%, 18% and 22% of our total revenues for 2016, 2015, and 2014, respectively.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Globalstar) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC's internet site, www.sec.gov .

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
Since we launched our first satellites in the 1990’s, most of our first-generation satellites have failed in orbit or have been retired, and we expect the remaining first-generation satellites to be retired in the future. Although we designed our second-generation satellites to provide commercial service over a 15-year life, we can provide no assurance as to whether any or all of them will continue in operation for their full 15-year design life. Further, our satellites may experience temporary outages or otherwise may not be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and collision with space debris. Further, from time to time we move and relocate satellites within our constellation to improve coverage and service quality. Satellite repositioning may increase the risk of collision or damage to our satellites and may result in degraded service during the repositioning period.
Prior to 2014 our ability to generate revenue and cash flow was impacted adversely by our inability to offer commercially acceptable levels of Duplex service due to the degradation of our first-generation constellation. As a result, we improved the design of our second-generation constellation to last twice as long in space and have 40% greater capacity compared to our first-generation constellation. Anomalies with our satellites have and may continue to develop, which could affect their ability to remain in commercial service, and we cannot guarantee that we could successfully develop and implement a solution to these anomalies.
 We initially designed our ground stations to operate with our first-generation satellites. Although our second-generation satellites are fully compatible with our first-generation products and services, our ground stations require upgrades to enable us to integrate our second-generation technology and service offerings with our second-generation satellites. We have entered into various contracts to upgrade our ground network. During 2016 we completed this work according to the Hughes and Ericsson contracts for our owned gateways in North America and Europe. We will place these gateways into service in the near future upon the introduction of our second-generation products and services. The installation of RANs at additional sites outside the scope of the core Hughes contract will occur over time, and the completion of these upgrades may not be successful.
In order to maintain commercially acceptable service long-term, we must obtain and launch additional satellites from time to time. As discussed in Note 7: Contingencies in our Consolidated Financial Statements, we and Thales Alenia Space France ("Thales") may negotiate the terms of a follow-on contract for additional satellites, but we can provide no assurance as to whether we will ultimately agree on commercial terms for this purchase. If we are unable to agree with Thales on commercial terms for the purchase of additional satellites, we may enter into negotiations with one or more other satellite manufacturers, but we cannot provide any assurance that these negotiations will be successful.
The implementation of our business plan depends on increased demand for wireless communications services via satellite as well as via terrestrial mobile broadband networks, both for our existing services and products and for new services and products. If this increased demand does not occur, our revenues and profitability may not increase as we expect.
 Demand for wireless communication services may not grow, or may even shrink, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell our services and develop and successfully market new services, or could exert downward pressure on prices, or both. This, in turn, could decrease our revenues and profitability and adversely affect our ability to increase our revenues and profitability over time.
 We plan to introduce additional Duplex, SPOT, and Simplex products and services, as well as low-power terrestrial mobile broadband services. However, we cannot predict with certainty the potential longer-term demand for these products and services or the extent to which we will be able to meet demand. Our business plan assumes growing our subscriber base beyond levels achieved in the past.
The success of our business plan will depend on a number of factors, including but not limited to:

•	our ability to maintain the health, capacity and control of our satellites;

•	our ability to maintain the health of our ground network;

•	our ability to influence the level of market acceptance and demand for our products and services;

•	our ability to introduce new products and services that meet this market demand;

•	our ability to retain current customers and obtain new customers;

•	our ability to obtain additional business using our existing and future spectrum authority both in the United States and internationally;

•	our ability to control the costs of developing an integrated network providing related products and services, as well as our future terrestrial mobile broadband services;

•	our ability to market successfully our Duplex, SPOT and Simplex products and services;

•	our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

•	our ability to sell our current equipment inventory;

•	the cost and availability of user equipment that operates on our network;

•	the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers;

•	our ability to provide attractive service offerings at competitive prices to our target markets; and

•	our ability to raise additional capital on acceptable terms when required.
We incurred operating losses in the past three years, and these losses are likely to continue.
 We incurred operating losses of $63.7 million, $66.6 million and $95.9 million in 2016, 2015, and 2014, respectively. These losses resulted, in part, from depreciation expense related to our second-generation satellites placed into service in 2010, 2011 and 2013. We designed our second-generation satellites to have a 15-year life from the date the satellites were placed into their operational orbit, and we estimate that we will continue to recognize high levels of depreciation expense commensurate with their estimated 15-year life.
Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant capital expenditures, which may require additional capital that has not been arranged.
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
The hardware and software we utilize in operating our first-generation gateways were designed and manufactured over 15 years ago and portions have deteriorated. This original equipment may become less reliable as it ages and will be more difficult and expensive to service. It may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. We expect to face competition in the future from companies using new technologies and new satellite systems.
We have substantial contractual obligations, which may require additional capital, the terms of which have not been arranged. The terms of our Facility Agreement could complicate raising this additional capital.
Our current sources of liquidity include cash on hand ($10.2 million at December 31, 2016) and future cash flows from operations. We have various contractual commitments related primarily to debt service obligations and capital expenditure plans. We expect that our current sources of liquidity will be insufficient to meet obligations over the term of these agreements. Restrictions in our Facility Agreement limit the types of financings we may undertake. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt agreements. We cannot assure you that we will be able to obtain additional financing when required on reasonable terms or at all. If we cannot obtain it in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.

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
 We license much of the software we require to support critical gateway operations from third parties, including Hughes, Ericsson and Qualcomm. This software was developed or customized specifically for our use. We also license software to support customer service functions, such as billing, from third parties that developed or customized it specifically for our use. If the third party licensors were to cease to support and service the software, or the licenses were no longer to be available on commercially reasonable terms, it might be difficult, expensive or impossible for us to obtain such services from alternative vendors. Replacing such software could be difficult, time consuming and expensive, and might require us to obtain substitute technology with lower quality or performance standards or at a greater cost.
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
Our objective is to establish a worldwide service network, either directly or through IGOs, but to date we have been unable to do so in certain areas of the world, and we may not succeed in doing so in the future. We have been unable to establish our own gateways or to find capable IGOs for several important regions and countries, including India, China, and certain parts of Southeast Asia. In addition to the lack of global service availability, cost-effective roaming is not yet available in certain countries because the IGOs have been unable to reach business arrangements with one another. Further, our IGOs could fail to perform as expected or cease business operations. This could reduce overall demand for our products and services and undermine our value for potential users who require service in these areas.
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
 We have a limited quantity of our Duplex handsets remaining in inventory and have not contracted with a manufacturer to produce additional inventory. We have depended on Qualcomm as the exclusive manufacturer of phones using the IS 41 CDMA North American standard, which incorporates Qualcomm proprietary technology. We canceled this contract in March 2013.
 Additionally, we depend on our contract manufacturers to provide us with other equipment inventory. If these manufacturers do not take on future orders or fail to perform under our current contracts, we may be unable to continue to produce and sell this equipment to customers at a reasonable cost to us or there may be delays in production and sales.

Lack of availability of electronic components from the electronics industry, as needed in our retail products, our gateways and our satellites, could delay or adversely impact our operations.
 We rely upon the availability of components, materials and component parts from the electronics industry. The electronics industry is subject to occasional shortages in parts availability depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of materials or increased prices, or both. As a consequence, elements of our operation which use electronic parts, such as our retail products, our gateways and our satellites, could be subject to delays or cost increases, or both.
We face special risks by doing business in developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.
 Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our mobile satellite services in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Venezuela, Brazil, Central America and portions of Africa. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions. For example, the Venezuelan government has frequently modified its currency laws over the past several years, resulting in significant devaluation of the bolivar, resulting in Venezuela being considered a highly inflationary economy.
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

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	noncompliance with the Foreign Corrupt Practices Act and the UK Bribery Act;

•	exposure to varying legal standards, including intellectual property protection in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	variations in local domestic ownership requirements;

•	requirements that operational activities be performed in-country;

•	changing and conflicting national and local regulatory requirements; and

•	uncertainty in foreign currency exchange rates and exchange controls.
These risks could affect our ability to compete successfully and expand internationally. To the extent that the prices for our products and services are denominated in U.S. dollars, any appreciation of the U.S. dollar against other currencies will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally.  Limited availability of U.S. currency in some local markets or governmental controls on the export of currency may prevent our customers from making payments in U.S. dollars or delay the availability of payment due to foreign bank currency processing and approval. In addition, exchange rate fluctuations may affect our ability to control the prices charged for our independent gateway operators' services.
 Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro, and the Brazilian real. Certain of our obligations are denominated in euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 34% and 35% of our total sales were to customers located in Canada, Europe, Central America, and South America during 2016 and 2015, respectively. Our results of operations for 2016 and 2015 included a net loss of $0.2 million and a net gain of $3.7 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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
Brexit creates legal, regulatory, and economic uncertainty that could have a negative impact on our business. If the UK changes the regulatory structure for telecommunications products, it is possible that we would not be able to comply or compliance would become cost prohibitive. Similarly, post-Brexit trade agreements could impose import taxes or other expenses on our products, which may increase the price of our products sold in the UK.
We also have currency exchange risk as a result of the Brexit vote. Following the UK vote to leave the EU, the value of the British pound and the euro have declined relative to the U.S. dollar. Although most of our sales are denominated in U.S. dollars, we also receive payments in international currencies, including the pound and the euro. We therefore incur currency translation risk when currency values fluctuate and the U.S. dollar is strong relative to other currencies. Furthermore, a strong U.S. dollar increases the price of our products in international markets, which could reduce demand in those markets for our products.
Although the future impacts of Brexit are unknown at this time, the UK’s vote to leave the EU has created legal, regulatory, and currency risk that may have a materially adverse impact on our business. Furthermore, this uncertainty could negatively impact the economies of other countries in which we operate.
We face intense competition in all of our markets, which could result in a loss of customers, lower revenues and difficulty entering new markets.
Satellite-based Competitors
There are currently three other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, and Inmarsat. ORBCOMM Inc. is also emerging as a competitor in the machine-to-machine ("M2M") markets. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with particular competitive pricing strategies. We also face competition on the basis of coverage and specialized industries, such as maritime and governmental.
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
Although satellite communications services and ground-based communications services are not perfect substitutes, the two compete in certain markets and for certain services. Consumers generally perceive cellular voice communication products and services as cheaper as and more convenient than satellite-based products and services.
Terrestrial Broadband Network Competitors
We also expect to compete with a number of other satellite companies that plan to develop terrestrial networks that utilize their MSS spectrum. DISH Network received FCC approval to offer terrestrial wireless services over the MSS spectrum that previously belonged to TerreStar and ICO Global. Further, Ligado Networks (formerly LightSquared) continues its regulatory initiative to receive final FCC approval to build out a wireless network utilizing its MSS spectrum. Any of these competitors could deploy terrestrial mobile broadband networks before we do, could combine with existing terrestrial networks that provide them with greater financial or operational flexibility than we have, or could offer wireless services, including mobile broadband services, that customers prefer over ours.

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
We may pursue acquisitions, joint ventures or other strategic transactions on an opportunistic basis. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These may include legal, operational, financial and other costs and risks.
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
Our networks and those of our third-party service providers may be vulnerable to security risks, and our use of personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.
Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall or compromise our ability to pursue our business plans. A number of significant, widespread security breaches have occurred that have compromised network integrity for many companies and governmental agencies. In some cases these breaches originated from outside the United States. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business.
We collect and store data, including our customers' personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, we could have liability to end users that allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputation and the loss of customers which could materially impact our results of operations and cash flows.

We may be unable to obtain and maintain our insurance coverages, and the insurance we obtain may not cover all liabilities to which we may become subject. As a result we may incur material uninsured or under-insured losses.
The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. Our insurance may not adequately cover losses related to claims brought against us, which could be material. Our insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms, if at all. Our failure to maintain sufficient insurance could also be an event of default under our Facility Agreement.
Product Liability Insurance and Product Replacement or Recall Costs
We are subject to product liability and product recall claims if any of our products and services are alleged to have resulted in injury to persons or damage to property. If any of our products proves to be defective, we may need to recall and/or redesign them. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition or results of operations. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations or cash flows. We regularly investigate potential quality issues as part of our ongoing effort to deliver quality products to our customers.
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
General Liability Insurance and In-Orbit Exposures
Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2017. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference and interference with the use of property.
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
Although we have some ability to maneuver our satellites to avoid potential collisions with space debris, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of one of our satellites should a collision occur. If our constellation experiences satellite collisions with space debris, our service could be impaired. Any such collision could potentially expose us to significant losses.
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
As a result of our acquisition of an IGO in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities, for which we have been indemnified by the previous owners. As of December 31, 2016 and 2015, we recorded a tax liability of $1.1 million and $0.3 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

In addition, we reached an agreement with the seller in November of 2014 to fully settle outstanding refinancing contingencies by the utilization of the Brazilian tax amnesty program. Pursuant to the settlement, the seller paid approximately $0.2 million of these liabilities. We calculated the amount of the tax liability to be settled after reducing for the accumulated fiscal losses related to the tax periods preceding the date of the agreement. If the amount required to satisfy the tax liabilities under the amnesty program differs from the amount paid by the seller, we and the seller will arrange a true-up. We will continue to monitor the remaining contingencies and work with the Brazilian tax authority to settle any remaining unpaid contingencies. We may also be exposed to these or other pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.
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
Our Simplex business is heavily concentrated in the oil and gas industry and has been negatively impacted by the downturn in this industry in recent years. For example, our largest customer during 2016 is a reseller to oil and gas companies. Concentrations of customers in other industries may further increase trade credit risk of our business.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Facility Agreement bear interest at a variable rate. In order to mitigate a portion of our variable rate interest risk, we entered into a ten-year interest rate cap agreement. The interest rate cap agreement reflects a variable notional amount at interest rates that provide coverage to us for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement. Our interest rate is capped at 5.5% if the Base Rate does not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then six-month Libor rate. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate cap, we still have exposure for the uncapped amounts of the facility, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the capped amount of the term loan decreases over time.
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
Natural disasters could damage or destroy our ground stations resulting in a disruption of service to our customers. In addition, the collateral effects of disasters such as flooding may impair the functioning of our ground equipment. If a natural disaster were to impair or destroy any of our ground facilities, we might be unable to provide service to our customers in the affected area for a period of time. Even if our gateways are not affected by natural disasters, our service could be disrupted if a natural disaster damages the public switch telephone network or terrestrial wireless networks or our ability to connect to the public switch telephone network or terrestrial wireless networks. Additionally, there are inherent dangers and risk associated with our satellite operations, including the risk of increased radiation. Any such failures or service disruptions could harm our business and results of operations.

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
Our business plan to use our licensed MSS spectrum to provide terrestrial wireless services depends upon action by third parties, which we cannot control.
 Our business plan includes utilizing approximately 11.5 MHz of our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, around the world. In support of these plans, in December 2016, the FCC adopted a report and order establishing rules that permit us to offer such services. Prior to offering any such services, we must file an application with the FCC to amend our current MSS licenses in order to implement this new terrestrial authority. We are currently in the administrative process of revising our MSS spectrum license. If we experience delays in obtaining an amended license or we are unable to engage with a partner (or multiple partners), our anticipated future revenues and profitability could be reduced. We can provide no assurance that the FCC will amend our existing license or, if an amended license is obtained, that we will be successful in monetizing its value.

Other future regulatory decisions could reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.
 Under the FCC's plan for MSS in our frequency bands, we must share frequencies in the United States with other licensed MSS operators. To date, there are no other authorized CDMA-based MSS operators and no pending applications for authorization. However, the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. On February 11, 2013, Iridium filed its own petition for rulemaking seeking to have the FCC reallocate 2.725 MHz of "Big LEO" spectrum from 1616-1618.725 MHz to Iridium’s exclusive use. Iridium also filed a motion to consolidate its petition with our petition for rulemaking. Subsequently, Iridium modified its petition, requesting the ability to share additional spectrum licensed to Globalstar at 1616-1618.725 MHz. Although the FCC has received comments on Iridium’s petition, it has not taken any substantive action with respect to it. An adverse result in this proceeding could materially affect our ability to provide both Duplex and Simplex mobile satellite services.
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
If the FCC revokes, modifies or fails to renew or amend our licenses, our ability to operate may be curtailed.
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
If our French regulator revokes, modifies or fails to renew or amend our licenses, our ability to operate may be curtailed.
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
Our business plan includes forming strategic partnerships to maximize the use and value of our spectrum, network assets and combined service offerings in the United States and internationally. Value that we may be able to realize from these partnerships will depend in part on the value ascribed to our spectrum. Historically, valuations of spectrum in other frequency bands have been volatile, and we cannot predict the future value that we may be able to realize for our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability (e.g., via spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value that we may be able to realize for our spectrum.

Changes in international trade regulations and other risks associated with foreign trade could adversely affect our sourcing.
 We source our products primarily from foreign contract manufacturers, with the largest concentration being in China. The adoption of regulations related to the importation of product, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of our products. Delays in customs clearance of goods or the disruption of international transportation lines used by us could result in our inability to deliver goods to customers in a timely manner or the potential loss of sales altogether. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in production or increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition or results of operations.
Risks Related to Our Common Stock
Our common stock is traded on the NYSE MKT but could be delisted in the future, which may impair our ability to raise capital and would require us to repurchase our 2013 8.00% Notes.
 As of December 31, 2016, our voting common stock was listed on the NYSE MKT under the symbol “GSAT.” Broker-dealers may be less willing or able to sell and/or make a market in our common stock if delisting were to occur, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NYSE MKT may also make it more difficult for us to raise capital through the sale of our securities.
If our common stock is not listed on a U.S. national stock exchange or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 2013 8.00% Notes will have the option to require us to repurchase the notes, which we may not have sufficient financial resources to do.
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

•
actual or anticipated changes in the regulatory environment affecting our industry, including our ability to obtain a revised spectrum license incorporating the rules approved by the FCC in December 2016;

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
 We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.6 billion shares of common stock (400 million are designated as nonvoting) and 100 million shares of preferred stock. As of December 31, 2016, approximately 972.6 million shares of voting common stock and 134.0 million shares of nonvoting common stock were issued and outstanding. As of December 31, 2016, there were 593.4 million shares available for future issuance, of which approximately 206.4 million shares were contingently issuable upon the exercise of warrants, stock options, or convertible notes, the vesting of restricted stock awards, and as consideration for other liabilities. The potential issuance of additional shares of common stock may create downward pressure on the trading price of our common stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
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

•
change of control provisions in our Facility Agreement, which provide that a change of control will constitute an event of default and, unless waived by the lenders, will result in the acceleration of the maturity of all indebtedness under that agreement;

•	change of control provisions relating to our 2013 8.00% Notes, which provide that a change of control will permit holders of those notes to demand immediate repayment; and

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
As of December 31, 2016, Thermo owned approximately 52% of our outstanding voting common stock and approximately 58% of all outstanding common stock. Additionally, Thermo owns convertible notes and warrants that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.
We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of common stock at prices substantially above market. On December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. To fulfill the conditions precedent to our Facility Agreement, in 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of our 5.0% Notes, which were subsequently converted into shares of common stock in 2013, purchased $11.4 million of our 2013 8.00% Notes, loaned us $37.5 million to fund our debt service reserve account under the Facility Agreement, and funded a total of $65.0 million during 2013 pursuant to the terms of the Equity Commitment, Restructuring and Consent Agreement, the Common Stock Purchase Agreement, and the Common Stock Purchase and Option Agreement. Additionally, in August 2015, we entered into an equity agreement with Thermo in which Thermo agreed to purchase up to $30.0 million of our equity securities if we so requested or if an event of default was continuing under the Facility Agreement and funds were not available under our common stock purchase agreement with Terrapin. Thermo was not required to fund under this commitment and has no remaining cash equity commitment as of December 31, 2016.
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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 27,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Milpitas, California	USA	31,690	Satellite and Ground Control Center	Leased
Covington, Louisiana	USA	27,048	Corporate Offices	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Mississauga, Ontario	Canada	9,502	Canada Office	Leased
Sebring, Florida	USA	9,000	Gateway	Leased
Aussaguel	France	7,502	Satellite Control Center and Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Rio de Janeiro	Brazil	2,120	Brazil Office	Leased
Gaborone	Botswana	2,000	Gateway	Leased
Manaus	Brazil	1,900	Gateway	Owned
El Dorado Hills, California	USA	1,586	Satellite and Ground Control Center	Leased
Presidente Prudente	Brazil	1,300	Gateway	Owned
Dublin	Ireland	1,280	Ireland Office	Leased
Panama City	Panama	1,100	Panama Office	Leased
Gaborone	Botswana	270	Botswana Office	Leased
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

Quarter Ended:	High	Low
March 31, 2015	$3.56	$2.20
June 30, 2015	$3.35	$2.11
September 30, 2015	$2.36	$1.45
December 31, 2015	$2.18	$1.43

March 31, 2016	$1.60	$1.00
June 30, 2016	$2.75	$0.94
September 30, 2016	$1.56	$1.09
December 31, 2016	$1.84	$0.77

As of February 20, 2017, 981,626,340 shares of our voting common stock were outstanding, held by 199 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in street name or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

	December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data (year ended):
Revenues	$96,861	$90,490	$90,064	$82,711	$76,318
Operating loss	(63,676)	(66,604)	(95,895)	(87,396)	(94,993)
Other income (expense)	(75,513)	140,318	(366,090)	(502,582)	(16,792)
Income (loss) before income taxes	(139,189)	73,714	(461,985)	(589,978)	(111,785)
Net income (loss)	(132,646)	72,322	(462,866)	(591,116)	(112,198)

Balance Sheet Data (end of period):
Cash and cash equivalents	10,230	7,476	7,121	17,408	11,792
Property and equipment, net	1,039,719	1,077,560	1,113,560	1,169,785	1,215,156
Total assets	1,132,614	1,175,015	1,268,420	1,372,608	1,403,775
Current maturities of long-term debt	75,755	32,835	6,450	4,046	655,874
Long-term debt, less current maturities	500,524	548,286	623,640	665,236	95,155
Stockholders’ equity	161,819	237,131	78,916	116,755	494,544

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

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our earnings and cash flows. These key performance indicators include:

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

Comparison of the Results of Operations for the years ended December 31, 2016 and 2015

Revenue:

During 2016, total revenue increased $6.4 million to $96.9 million from $90.5 million in 2015. This increase was due primarily to a $9.0 million increase in service revenue, which is attributable to growth in our average subscriber base and increases in ARPU. This increase in service revenue was offset partially by a $2.6 million decline in revenue generated from subscriber equipment sales, which resulted primarily from a lower volume of Simplex and Duplex units sold during 2016.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$31,848	33%	$27,367	30%
SPOT	38,157	40%	33,495	37%
Simplex	10,005	10%	9,088	10%
IGO	907	1%	799	1%
Other	2,152	2%	3,375	4%
Total Service Revenues	$83,069	86%	$74,124	82%

The following table sets forth amounts and percentages of our revenue from equipment sales (dollars in thousands).

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$3,877	4%	$4,911	5%
SPOT	5,321	5%	5,059	6%
Simplex	3,765	4%	5,327	6%
IGO	843	1%	971	1%
Other	(14)	—	98	—
Total Equipment Revenues	$13,792	14%	$16,366	18%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2016	2015
Average number of subscribers for the year ended:
Duplex	75,925	72,205
SPOT	272,006	253,108
Simplex	300,055	295,363
IGO	38,618	38,847
Other	2,215	4,252
Total	688,819	663,775

ARPU (monthly):
Duplex	$34.96	$31.59
SPOT	11.69	11.03
Simplex	2.78	2.56
IGO	1.96	1.71

During 2016, gross Duplex and SPOT subscriber additions were approximately 20,169 and 75,163, respectively. During 2015, gross Duplex and SPOT subscriber additions were approximately 24,385 and 73,323, respectively. Because our Simplex subscribers are able to activate and deactivate their units several times during the year, gross Simplex subscriber additions are not considered to be a meaningful metric.

The numbers reported in the table above are subject to immaterial rounding inherent in calculating averages.

Other service revenue includes revenue generated primarily from engineering services and third party sources, which are not subscriber driven. Accordingly, we do not present ARPU for other service revenue in the table above. Effective April 1, 2016, we began reclassifying activations fees with the service revenue to which they relate.

Service Revenue

Duplex service revenue increased 16% in 2016 due to increases in both the average subscriber base and ARPU compared to 2015. The average Duplex subscriber base increased 5% and ARPU increased 11% in 2016 compared to 2015. Higher ARPU was due primarily to increased revenue from annual, usage-based plans and price increases. In early 2015, we reduced the selling price of our phones and launched various promotions, resulting in an increase in the popularity of our annual, usage-based plans. These plans resulted in higher service revenue recognized during 2016 related to the 2015 promotions where unused minutes expire on the anniversary date of the customer's contract. We also increased prices for certain of our legacy rate plans during 2016 to align our rate plans with our service levels and prospective rate plans for future products.

SPOT service revenue increased 14% in 2016 due to increases in both the average subscriber base and ARPU. The average number of SPOT subscribers increased 7% and ARPU increased 6% in 2016 compared to 2015. The ARPU increase was driven primarily by rate plan increases and the nearly 43,000 SPOT Gen3TM activations during 2016. We sell SPOT Gen3TM units with a higher annual rate plan compared to other SPOT products due to its enhanced tracking features.

Simplex service revenue increased 10% in 2016 due to a 2% increase in average subscribers and a 9% increase in ARPU. In 2016, we reclassified activation fees from other service revenue to Simplex service revenue, which contributed $0.7 million, or almost 80%, of the increase year over year. Overall, the oil and gas industry downturn affecting some of our largest customers has significantly impacted our Simplex business.

Other service revenue decreased $1.2 million, or 36%, in 2016. The decrease in other revenue is due primarily to reclassification of activation fees from other revenue to Simplex and Duplex service revenue beginning in 2016, which resulted in a $0.8 million decrease, almost 70% of the total decrease. Lower revenue generated from third party sources was the other major variance in other service revenue, contributing $0.4 million, or 30%, of the decrease. While we were manufacturing and deploying our second-generation constellation, we purchased service from other satellite providers that we sold to certain loyal customers to maintain the customer relationship. We record this revenue in other service revenue as third party revenue. We have since transitioned the majority of these subscribers to our network. These decreases were offset by a $0.2 million increase in revenue generated from government contracts. Certain other smaller items recorded in other service revenue contributed to the remaining decrease.

Equipment Revenue

Revenue from Duplex equipment sales decreased 21% in 2016 due to a sales promotion introduced in March 2015 that reduced the selling price of our Duplex handsets, thereby lowering the revenue generated from these equipment sales, and drove higher demand resulting in a higher volume of phones sold in 2015.

Revenue from SPOT equipment sales increased 5% in 2016 primarily as a result of the success of our recent rebate programs. The success of our SPOT products continues to grow as evidenced in part by improving consumer velocity, which we measure by the number of subscriber activations.

Revenue from Simplex equipment sales decreased 29% in 2016. The downturn in the oil and gas industry has negatively impacted our Simplex business due to the concentration or Simplex customers who operate in this industry.

Operating Expenses:

Total operating expenses increased $3.4 million, or 2%, to $160.5 million in 2016 from $157.1 million in 2015, due primarily to increases in cost of services and marketing, general and administrative costs, offset by lower subscriber equipment sales.

Cost of Services

Cost of services increased $1.3 million, or 4%, to $31.9 million in 2016 from $30.6 million in 2015. This increase was due primarily to higher maintenance costs to support our ground network, higher personnel costs due primarily to an increase in headcount, and higher research and development costs related to new products.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $1.9 million, or 16%, to $9.9 million in 2016 from $11.8 million in 2015. The decrease in cost of subscriber equipment sales corresponds to the decrease in revenue from subscriber equipment sales from 2015 to 2016. However, the consolidated equipment margin remained consistent due to changes in the volume and mix of products sold during the respective periods and price variances across our worldwide markets and product portfolio.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $3.6 million, or 10%, to $41.0 million in 2016 from $37.4 million in 2015. The increase is due primarily to increases in stock compensation of $1.9 million, subscriber acquisition costs of $1.0 million and personnel costs of $1.3 million. Higher stock compensation costs were due to an increase in the volume of stock grants as well as the recognition of compensation costs resulting from success fees paid in shares of our common stock following the FCC's adoption of our report and order in December 2016 (see Part I: Item 1. Business for further discussion). Higher subscriber acquisition costs resulted from enhanced advertising efforts, increased dealer commissions, broader global expansion and aggressive rebate promotions. Higher personnel costs were driven by an expanded employee base and increased healthcare costs. The increase in marketing, general and administrative expense also related to the increase in the accrual for the settlement of litigation related to our Brazilian operations. We paid the total settlement of 4.5 million reais, or $1.4 million, by issuing approximately 1.3 million shares of our common stock in October 2016. These increases were offset by a reduction in bad debt expense of $2.1 million due primarily to reserves recorded on certain commercial customer balances during 2015 that did not recur in 2016.

Reduction in the Value of Long-Lived Assets

Reduction in the value of long-lived assets was $0.4 million in 2016. We recorded no reduction in the value of long-lived assets in 2015. As discussed in Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements, certain of our intangible assets consist of costs associated with the efforts related to our petition to the FCC to use our licensed MSS spectrum to provide terrestrial wireless services. In November 2016, we revised our original proposal to the FCC to request terrestrial use of only our 11.5 MHz of licensed spectrum in the 2.4 GHz band. For the year ended December 31, 2016, we recorded an impairment of $0.4 million related the portion of our efforts specific to our original proposed rules.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $0.2 million to $77.4 million in 2016 compared to $77.2 million in 2015.

As of December 31, 2016, we had $207.1 million in construction in progress related to costs (including capitalized interest) associated with our contracts with Hughes and Ericsson to complete second-generation equipment upgrades to our ground infrastructure. We expect to begin depreciating these assets in the near future.

Other Income (Expense):

Loss on Extinguishment of Debt

We did not incur a loss on extinguishment of debt during 2016. We recorded a non-cash loss on extinguishment of debt of $2.3 million in 2015 due to holders of $6.5 million principal amount of our 2013 8.00% Notes converting their notes into 10.9 million shares of voting common stock. The fair value of the shares we issued to these holders exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt.

Gain (Loss) on Equity Issuance

Gain (loss) on equity issuance was a gain of $2.4 million during 2016 compared to a loss of $6.7 million during 2015. This change was driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash.

In June 2015, Hughes exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to market value in lieu of cash. In valuing the shares issued to Hughes at the 7% discount and the related liability for the potential issuance of additional shares, we initially recorded a non-cash loss of approximately $1.2 million in our consolidated statements of operations for the second quarter of 2015. In connection with this agreement, we also provided Hughes downside protection through June 30, 2017. This agreement generally required us to issue additional shares to Hughes if the market value of our common stock at the end of the downside protection period were less than the price at issuance. We mark this liability to market at each balance sheet date through the settlement date. During 2015, we recorded a total loss on equity issuance of $6.7 million, which included the initial non-cash loss of $1.2 million and subsequent non-cash losses of $5.5 million, representing changes in the estimated value of this option between initial issuance and December 31, 2015. During 2016, we recorded a non-cash gain of $2.8 million related to this downside protection option, representing changes in the value of this option between quarterly reporting periods in 2016.

As discussed above, in October 2016, we settled litigation related to our Brazilian subsidiary. In connection with this settlement, we agreed to provide downside protection for the difference between the total settlement amount of 4.5 million reais and the actual proceeds received by the third party upon sale of the shares. We accrued a total of 1.3 million reais, or $0.4 million, as of December 31, 2016 related to this downside protection, which may be paid in the form of shares of our common stock. We recorded this non-cash loss of $0.4 million during the fourth quarter of 2016.

 Interest Income and Expense

Interest income and expense, net, increased $0.1 million to expense of $36.0 million for 2016 compared to expense of $35.9 million for 2015. Higher interest costs resulting primarily from a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Thermo Loan Agreement were offset partially by make-whole interest payments made to converting note holders in the second quarter of 2015, which did not recur in 2016. See Note 3: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for discussion of our outstanding debt balance.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $223.4 million to a loss of $41.5 million in 2016 compared to a gain of $181.9 million in 2015. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs can impact the value including volatility, discount rate, maturity date and changes in the principal amount of notes outstanding. Our stock price fluctuated significantly during 2016 and 2015, resulting in material non-cash derivative gains and losses in these periods. See Note 5: Fair Value Measurements to our Consolidated Financial Statements for further discussion of the fair value computations of our derivatives.

Other

Other income (expense) fluctuated by $3.6 million to an expense of $0.4 million in 2016 from income of $3.2 million in 2015. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. The U.S. dollar has strengthened significantly since mid-2014 relative to certain other currencies, including the euro and Canadian dollar. Given the significant financial statement amounts we have denominated in these currencies, the foreign currency gains and losses decreased by $3.9 million to a loss of $0.2 million in 2016 compared to a gain of $3.7 million in 2015. During 2015, we recorded a foreign currency gain notwithstanding a $1.9 million loss related to our Venezuelan subsidiary (see Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements for further discussion).

Income Tax Benefit (Expense)

Income tax benefit (expense) fluctuated $7.9 million to a benefit of $6.5 million in 2016 compared to expense of $1.4 million in 2015. As a result of the expiration of the statute of limitations associated with the tax position of one of our foreign subsidiaries, during the third quarter of 2016 we removed $6.3 million in unrecognized tax positions, inclusive of cumulative interest and penalties, from our non-current liabilities resulting in a corresponding tax benefit.

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

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$27,367	30%	$26,990	30%
SPOT	33,495	37%	29,072	33%
Simplex	9,088	10%	8,383	9%
IGO	799	1%	1,013	1%
Other	3,375	4%	4,365	5%
Total Service Revenues	$74,124	82%	$69,823	78%

The following table sets forth amounts and percentages of our revenue from equipment sales (dollars in thousands).

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$4,911	5%	$6,199	7%
SPOT	5,059	6%	6,280	7%
Simplex	5,327	6%	6,582	7%
IGO	971	1%	1,078	1%
Other	98	—	102	—
Total Equipment Revenues	$16,366	18%	$20,241	22%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2015	2014
Average number of subscribers for the year ended:
Duplex (1)	72,205	75,763
SPOT	253,108	231,106
Simplex	295,363	259,260
IGO	38,847	39,005
Other	4,252	6,040
Total	663,775	611,174

ARPU (monthly):
Duplex (1)	$31.59	$29.69
SPOT	11.03	10.48
Simplex	2.56	2.69
IGO	1.71	2.16

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

Loss on extinguishment of debt during 2015 included:

•
Holders of $6.5 million principal amount of 2013 8.00% Notes converted their notes into our common stock, resulting in a loss on extinguishment of debt of $2.3 million on the issuance of 10.9 million shares of voting common stock. The fair value of the shares issued to these holders exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt.

Loss on extinguishment of debt during 2014 included:

•
Holders of our 2013 8.00% Notes converted approximately $24.9 million principal amount of these notes, resulting in the issuance of 46.4 million shares of common stock and a non-cash loss on extinguishment of debt of $44.1 million. The fair value of the shares issued to these holders exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt.

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

 Interest Income and Expense

Interest income and expense, net, decreased $7.3 million to an expense of $35.9 million for 2015 compared to an expense of $43.2 million for 2014. This decrease resulted primarily from interest expense of approximately $4.0 million related to make-whole interest we paid to holders who converted 8.00% Notes Issued in 2009 and 2013 8.00% Notes during 2014, compared to $0.6 million of make-whole interest paid to converting holders during 2015. A decrease in our outstanding debt balance and an increase in capitalized interest also contributed to the decrease in interest expense for the year. See Note 3: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for discussion of the reduction in our outstanding debt balance, including conversions of the remaining 8.00% Notes Issued in 2009 in April 2014 and a portion of the 2013 8.00% Notes at various dates throughout 2014 and 2015.

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

Liquidity and Capital Resources

Our principal liquidity requirements include paying our debt service obligations, funding our operating costs and paying amounts related to our capital projects. Our principal sources of liquidity include cash on hand and cash flows from operations. We expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged. See below for further discussion. See Part I, Item 1A. Risk Factors for a description of risks, some of which are beyond our control, affecting our ability to achieve our liquidity requirements.

Cash Flows for the years ended December 31, 2016, 2015 and 2014

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2016	2015	2014
Net cash provided by operating activities	$8,813	$2,162	$3,981
Net cash used in investing activities	(24,616)	(33,478)	(19,277)
Net cash provided by financing activities	18,502	33,276	5,337
Effect of exchange rate changes on cash	55	(1,605)	(328)
Net increase (decrease) in cash and cash equivalents	$2,754	$355	$(10,287)

Cash Flows Provided by Operating Activities

Cash provided by operating activities is comprised primarily of cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities was $8.8 million during 2016 compared to $2.2 million during 2015. This increase was due primarily to higher cash receipts from the sale of inventory and favorable changes in certain operating assets and liabilities.

Net cash provided by operating activities was $2.2 million during 2015 compared to $4.0 million during 2014. This decrease was due primarily to lower cash receipts for future services to be provided by us to our subscribers and lower cash receipts from the sale of inventory. These activities were offset partially by favorable fluctuations in certain operating assets and liabilities, including accounts payable and accrued expenses, other current assets and non-current liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities was $24.6 million during 2016 compared to $33.5 million during 2015. We used less cash for our second-generation ground projects during 2016 as we reached final acceptance under our core contracts with Hughes and Ericsson in December 2016. This decrease was offset partially by an increase in other property and equipment additions related to software and other back office expenditures to prepare for the rollout of new products.

Cash used in investing activities was $33.5 million during 2015 compared to $19.3 million during 2014. This increase was due primarily to an increase in spending related to our second-generation ground upgrades.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $18.5 million in 2016 compared to $33.3 million in 2015. The decrease was due to higher principal payments pursuant to our Facility Agreement, which were $32.8 million in 2016 compared to $6.5 million in 2015. The increase in our principal payments was offset partially by an increase in cash received from the sale of shares of our common stock to Terrapin, which was $48.0 million in 2016 compared to $39.0 million in 2015.

Net cash provided by financing activities was $33.3 million in 2015 compared to $5.3 million in 2014. This increase was due primarily to cash received from the sale of common stock to Terrapin, offset partially by higher principal payments on the Facility Agreement and a reduction in cash received for warrants exercised and other share issuances.

Cash Position and Indebtedness

As of December 31, 2016, we held cash and cash equivalents of $10.2 million. We also had $38.0 million in restricted cash, consisting of the balance in our debt service reserve account under the Facility Agreement. The Facility Agreement requires us to maintain $37.9 million in a debt service reserve account and restricts the use of these funds to making principal and interest payments under the Facility Agreement. In August 2015, we entered into a $75.0 million common stock purchase agreement with Terrapin (the "August 2015 Terrapin Agreement"), under which we could draw over a 24-month period. As of December 31, 2016, $12.0 million remained available under this agreement. In January 2017, we drew this remaining $12.0 million to achieve compliance with certain financial covenants in our Facility Agreement for the measurement period ended December 31, 2016. See below for further information.

As of December 31, 2015, we held cash and cash equivalents of $7.5 million and had $37.9 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $75.8 million and $500.5 million, respectively, at December 31, 2016, compared to $32.8 million and $548.3 million, respectively, at December 31, 2015. The current portion of our long-term debt outstanding at these dates represents principal payments under our Facility Agreement scheduled to occur within 12 months of the measurement date. The $4.8 million net decrease in our total debt balance during 2016 was due primarily to principal payments we made under our Facility Agreement, offset by an increase in the carrying value of the Thermo Loan Agreement due to interest accruing on that debt and accretion of the debt discounts related to our convertible notes.

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013 and August 2015. The Facility Agreement is scheduled to mature in December 2022. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. If we violate any of these covenants and are unable to obtain a sufficient Equity Cure Contribution (as described below) or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of December 31, 2016, we were in compliance with the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions," and we may include them in calculating compliance with financial covenants, subject to the conditions set forth in the Facility Agreement. Through December 31, 2016, we drew $63.0 million under our agreement with Terrapin, as described below. In January 2017, we drew the remaining $12.0 million. We used these funds as Equity Cure Contributions under the Facility Agreement with respect to calculating compliance with financial covenants for the measurement periods ended December 31, 2015, June 30, 2016 and December 31, 2016. We anticipate that we will need additional Equity Cure Contributions to maintain compliance with financial covenants under the Facility Agreement for the measurement periods ended June 30, 2017 and December 31, 2017. The source of funds for these Equity Cure Contributions has not yet been fully arranged.

 The Facility Agreement also requires that we maintain a total of $37.9 million in a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. As of December 31, 2016, the balance in the debt service reserve account, which we established with the proceeds of the loan agreement with Thermo discussed below, was $38.0 million and classified as restricted cash on our consolidated balance sheets.

Our indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by Bpifrance (formerly COFACE), the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

In August 2013, pursuant to an amendment and restatement of the Facility Agreement, we paid the lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee; the balance of $20.8 million is due no later than December 31, 2017. We include this remaining amount in current liabilities on the consolidated balance sheet as of December 31, 2016.

See discussion in Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Facility Agreement.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in 2013, we amended and restated our loan agreement with Thermo (as amended and restated, the “Thermo Loan Agreement”). Our obligations to Thermo under the Thermo Loan Agreement are subordinated to all of our obligations under the Facility Agreement.

Amounts outstanding under the Thermo Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Thermo Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement. As of December 31, 2016, $50.5 million of interest had accrued since 2009 with respect to the Thermo Loan Agreement; we include this amount in long-term debt on our consolidated balance sheets.

In connection with the amendment and restatement of the Facility Agreement in 2015, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement the Second Thermo Group Undertaking Letter and entered into an Equity Commitment Agreement (the “Equity Agreement”) and the Loan Agreement. Pursuant to the Second Thermo Group Undertaking Letter and the Equity Agreement, Thermo agreed to make available to us cash equity financing in the aggregate amount of up to $30.0 million. The balance of this commitment declined concurrently with draws under the Terrapin Agreement during 2015 and 2016. As a result, at December 31, 2016 Thermo and its affiliates had no remaining cash equity commitment under the Equity Agreement.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Second Thermo Group Undertaking Letter, the Equity Agreement, and the Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.73 (as adjusted) per share of common stock, or 1,370 shares of our common stock per $1,000 principal amount of 2013 8.00% Notes. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, as discussed further below. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of December 31, 2016, we were in compliance with respect to the indenture governing the 2013 8.00% Notes.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for a complete description of our 2013 8.00% Notes.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

On December 28, 2012 we entered into a common stock purchase agreement with Terrapin pursuant to which we were entitled to require Terrapin to purchase up to $30.0 million of shares of our voting common stock over the 24-month term beginning on August 2, 2013. Through the term of this agreement, Terrapin purchased a total of 17.2 million shares of voting common stock at a total purchase price of $30.0 million. No funds remain available under this agreement.

In conjunction with the amendment to the Facility Agreement in August 2015 (as discussed above), we entered into the August 2015 Terrapin Agreement pursuant to which we were entitled to require Terrapin to purchase up to $75.0 million of shares of our voting common stock over the 24-month term following the date of the agreement. Through December 31, 2016, we drew $63.0 million by issuing 58.4 million shares of voting common stock. At December 31, 2016, $12.0 million remained available under the August 2015 Terrapin Agreement. We drew these funds in January 2017.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Terrapin agreement.

Warrants Outstanding

Warrants are outstanding to purchase shares of our common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	December 31,		December 31,
	2016	2015	2016	2015
Contingent Equity Agreement (1)	24,571,428	30,191,866	$0.01	$0.01
5.0% Warrants (2)	—	8,000,000	—	0.32
	24,571,428	38,191,866

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

(2)
In June 2011, we issued warrants (the “5.0% Warrants”) to purchase 15.2 million shares of our voting common stock in connection with the issuance of our 5.0% Convertible Senior Unsecured Notes. In June 2016, Thermo exercised all of the remaining warrants outstanding to purchase 8.0 million shares of our voting common stock for a total purchase price of $2.5 million. See Note 3: Long-Term Debt and Other Financing Arrangements in the Consolidated Financial Statements for a complete description of the 5.0% Warrants.

Capital Expenditures

We have entered into various contractual agreements, primarily with Hughes and Ericsson, related to the procurement and deployment of our second-generation gateways and other ground facilities.

Our agreements with Hughes are related to design, supply and implementation of RAN network equipment and software upgrades for installation at a number of our gateway ground stations. Hughes also provided the satellite interface chips to be used in various second-generation devices. In March 2015, we entered into an agreement with Hughes for the design, development, build, testing and delivery of four custom test equipment units for a total of $1.9 million. Hughes delivered this test equipment during the fourth quarter of 2015. In April 2015, we elected an option under the terms of the original Hughes contract and extended the scope of work for delivery of two additional RANs for a total of $4.0 million. These RANs were delivered in February 2016. In July 2015, we formally amended the contract with Hughes to include the revised scope of work set forth in the March 2015 and April 2015 letter agreements. We reflect the additional $1.9 million for delivery of four custom test equipment units and the $4.0 million for delivery of two additional RANs agreed to in March and April 2015, respectively, in the contract through this amendment.

In December 2016, we formally accepted all contract deliverables under our agreement with Hughes. The remaining amount owed under the contract is $0.8 million; we recorded this amount in accrued expenses on our consolidated balance sheet as of December 31, 2016.

Our agreements with Ericsson relate to development, implementation and maintenance of a ground interface, or core network system, installed at a number of our gateways. In July 2014, we signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program time line. In August 2015, we executed a second amendment to the 2014 contract that incorporated revised payment and pricing schedules. In December 2016, we formally accepted all contract deliverables for the IMS solution under our agreement with Ericsson, with the exception of a punch list of items. The remaining amounts owed under the contract are approximately $2.6 million as of December 31, 2016. As of December 31, 2016, we recorded $1.2 million related to these contracts in accounts payable and accrued expenses on our consolidated balance sheet.

In addition to the contractual agreements mentioned above, we have a contract with Thales for the construction of the second-generation low-earth orbit satellites and related services. We successfully completed the launches of our second-generation satellites. We are engaged in ongoing discussions with Thales regarding certain deliverables under the contract. See Note 7: Contingencies in our Consolidated Financial Statements for further discussion.

Contractual Obligations and Commitments

Contractual obligations at December 31, 2016 are as follows (in thousands):

Contractual Obligations:	2017	2018	2019	2020	2021	Thereafter	Total
Debt obligations (1)	$75,755	$95,577	$94,870	$100,000	$100,000	$300,870	$767,072
Interest on long-term debt (2)	24,266	22,328	19,652	15,873	10,785	4,639	97,543
Network purchase obligations (3)	7,852	575	—	—	—	—	8,427
Contract termination charge (4)	18,451	—	—	—	—	—	18,451
Debt restructuring fees (5)	20,795	—	—	—	—	—	20,795
Operating lease obligations	1,353	1,183	340	297	161	—	3,334
Pension obligations	974	981	1,002	1,002	1,003	5,379	10,341
Total	$149,446	$120,644	$115,864	$117,172	$111,949	$310,888	$925,963

(1)
These amounts include cash and payment in kind ("PIK") interest. Interest on the 2013 8.00% Notes is payable semi-annually in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. PIK interest is shown as due in the year the underlying debt is due. The maturity date of the 2013 8.00% Notes is April 1, 2028; however, the holders of these notes can require us to purchase any or all of the notes at par in cash on April 1, 2018. For purposes of this schedule, we show these notes as due in 2018 because of this put option. The table above does not consider other potential conversions as we cannot predict the amount, if any, of the notes that may be converted.

(2)
Amounts include projected interest payments to be made in cash. Debt outstanding under our Facility Agreement bears interest at a floating rate and, accordingly, we estimated our interest costs in future periods. Amounts also include projected cash interest to be paid on the 2013 8.00% Notes through the first put date of April 1, 2018.

(3)
We have purchase commitments with Thales, Ericsson, and Hughes related to the procurement, deployment and maintenance of our second-generation network. Amounts included in 2017 reflect primarily the remaining payments for additional work under the core contracts with Hughes and Ericsson of approximately $3.4 million and the first year of maintenance and warranty payments of an additional $3.1 million in connection with the completion of our second-generation ground network during 2016. Although we intend to continue to purchase maintenance and warranties for our second-generation network, there is no contractual obligation at this time for future annual payments; therefore, we have excluded annual payments for these contracts from periods beyond 2017. See Note 6: Commitments in our Consolidated Financial Statements for discussion on these contractual commitments.

We have signed various licensing and royalty agreements necessary for the manufacture and distribution of our second-generation products. We will pay license fees for new product technology with royalty fees payable as minimum royalty payments or on a per unit basis as these units are manufactured, sold, or activated.  Amounts in the table above reflect known contractual cash payments related to these agreements.

(4)
In June 2012, we settled our prior commercial disputes with Thales, including those disputes that were the subject of an arbitration award, for €17,530,000. This amount represented one-third of the termination charges awarded to Thales in the arbitration. The payment is due on the later of the effective date of the new contract for the purchase of additional second-generation satellites and the occurrence of the effective date of the financing for the purchase of these satellites and the first draw from the financing. We included this amount in 2017 above, although the timing of any payment is indefinite and undeterminable. For purposes of the table above, we converted the termination charge to U.S. dollars using the exchange rate in effect at December 31, 2016. See Note 7: Contingencies in our Consolidated Financial Statements for further discussion.

(5)
In August 2013, pursuant to an amendment and restatement of the Facility Agreement, we paid the lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee; the balance of $20.8 million is due no later than December 31, 2017. We include this remaining amount in current liabilities on the consolidated balance sheet as of December 31, 2016.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication and data transmissions and one-way data transmissions between a mobile or fixed device and (ii) subscriber equipment revenue from the sale of Duplex two-way transmission products, SPOT consumer retail products and Simplex one-way transmission products. Additionally, we generate revenue by providing engineering and support services to certain customers. We recognize revenue at the time services are rendered, assuming all revenue recognition criteria is met under applicable accounting guidance. We record amounts received in advance as deferred revenue. We provide Duplex, SPOT and Simplex services directly to customers and indirectly through resellers and IGOs. We expense or charge credits granted to customers against revenue or accounts receivable upon issuance. We expense subscriber acquisition costs, including dealer and internal sales commissions and certain other costs at the time of the related sale, except as it relates to certain multiple-element arrangement contracts.

Duplex Service Revenue

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

Other Service Revenue

We also provide certain engineering services to assist customers in developing new technologies related to our system. We generally recognize the revenues associated with these services when the services are rendered, and we recognize the expenses when incurred.

Equipment Revenue

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, SPOT and Simplex products, and accessories to these products. We recognize revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable, and collection is probable.

Revenue Contracts with Multiple Elements

At times, we will sell subscriber equipment through multiple-element arrangement contracts with services. When we sell subscriber equipment and services in bundled arrangements and determine that we have separate units of accounting, we will allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. We will determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and services when they are sold to customers on a stand-alone basis. We will defer initial direct costs incurred related to these contracts to the extent they exceed the profit margin recognized at the time of sale.

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

GAAP requires us to assess whether it is more likely than not that we will be able to realize some or all of our deferred tax assets. If we cannot determine that deferred tax assets are more likely than not to be recoverable, GAAP requires us to provide a valuation allowance against those assets. This assessment takes into account factors including: (a) the nature, frequency, and severity of current and cumulative financial reporting losses; (b) sources of estimated future taxable income; and (c) tax planning strategies. We must weigh heavily a pattern of recent financial reporting losses as a source of negative evidence when determining our ability to realize deferred tax assets. Projections of estimated future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profitable operations and can be reasonably estimated. Otherwise, GAAP requires that we consider projections inherently subjective and generally insufficient to overcome negative evidence that includes cumulative losses in recent years. If necessary and available, we would implement tax planning strategies to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence supporting the realization of deferred tax assets.

Derivative Instruments

We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. We record recognized gains or losses on derivative instruments in the consolidated statements of operations.

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embody it and the expected means of settlement. There are various features embedded in our debt instruments that require bifurcation from the debt host. For the conversion options and the contingent put features in the Thermo Loan Agreement and the 2013 8.00% Notes, we use a blend of a Monte Carlo simulation model and market prices to determine fair value. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are denominated primarily in Canadian dollars, Brazilian reals and euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. We are obligated to enter into currency hedges with the lenders to the Facility Agreement no later than 90 days after any fiscal quarter during which more than 25% of revenues is denominated in a single currency other than U.S. or Canadian dollars. Otherwise, we cannot enter into hedging agreements other than interest rate cap agreements or other hedges described above without the consent of the agent for the Facility Agreement, and with that consent the counterparties may only be the lenders to the Facility Agreement. We also have operations in Venezuela. Since 2010, the Venezuelan government's frequent modifications to its currency laws have caused the bolivar to devalue significantly and resulted in Venezuela being considered a highly inflationary economy. We continue to monitor the significant uncertainty surrounding current Venezuela exchange mechanisms. See Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements for further discussion.

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $543.0 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $5.4 million annually.

See Note 5: Fair Value Measurements in our Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Globalstar, Inc.
We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (“Globalstar”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Globalstar’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Globalstar’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalstar as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Globalstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Notes 1 and 3 to the consolidated financial statements, during the year ended December 31, 2016, the Company adopted new accounting guidance with respect to management's evaluation of the entity's ability to continue as a going concern and the presentation of debt issuance costs. Our opinion is not modified with respect to this matter.

/s/ Crowe Horwath LLP
Oak Brook, Illinois
February 23, 2017

GLOBALSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,230	$7,476
Accounts receivable, net of allowance of $3,966 and $5,270, respectively	15,219	14,536
Inventory	8,093	12,023
Prepaid expenses and other current assets	4,588	4,456
Total current assets	38,130	38,491
Property and equipment, net	1,039,719	1,077,560
Restricted cash	37,983	37,918
Prepaid second-generation ground costs	—	8,929
Intangible and other assets, net of accumulated amortization of $7,021 and $6,732, respectively	16,782	12,117
Total assets	$1,132,614	$1,175,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,755	$32,835
Debt restructuring fees	20,795	—
Accounts payable	7,499	8,118
Accrued contract termination charge	18,451	19,121
Accrued expenses	23,162	22,439
Payables to affiliates	309	616
Deferred revenue	26,479	23,902
Total current liabilities	172,450	107,031
Long-term debt, less current portion	500,524	548,286
Employee benefit obligations	4,883	4,810
Derivative liabilities	281,171	239,642
Deferred revenue	5,877	6,413
Debt restructuring fees	—	20,795
Other non-current liabilities	5,890	10,907
Total non-current liabilities	798,345	830,853

Commitments and contingent liabilities (Notes 6 and 7)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2016 and 2015:	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2016 and 2015	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 972,602,824 and 904,448,226 shares issued and outstanding at December 31, 2016 and 2015, respectively	97	90
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at December 31, 2016 and 2015	13	13
Additional paid-in capital	1,649,315	1,591,443
Accumulated other comprehensive loss	(5,378)	(4,833)
Retained deficit	(1,482,228)	(1,349,582)
Total stockholders’ equity	161,819	237,131
Total liabilities and stockholders’ equity	$1,132,614	$1,175,015
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Service revenues	$83,069	$74,124	$69,823
Subscriber equipment sales	13,792	16,366	20,241
Total revenue	96,861	90,490	90,064
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	31,908	30,615	29,668
Cost of subscriber equipment sales	9,907	11,814	14,857
Cost of subscriber equipment sales - reduction in the value of inventory	—	—	21,684
Marketing, general and administrative	40,982	37,418	33,520
Reduction in the value of long-lived assets	350	—	84
Depreciation, amortization and accretion	77,390	77,247	86,146
Total operating expenses	160,537	157,094	185,959
Loss from operations	(63,676)	(66,604)	(95,895)
Other income (expense):
Loss on extinguishment of debt	—	(2,254)	(39,846)
Gain (loss) on equity issuance	2,400	(6,663)	(748)
Interest income and expense, net of amounts capitalized	(35,952)	(35,854)	(43,233)
Derivative gain (loss)	(41,531)	181,860	(286,049)
Other	(430)	3,229	3,786
Total other income (expense)	(75,513)	140,318	(366,090)
Income (loss) before income taxes	(139,189)	73,714	(461,985)
Income tax expense (benefit)	(6,543)	1,392	881
Net income (loss)	$(132,646)	$72,322	$(462,866)
Income (loss) per common share:
Basic	$(0.12)	$0.07	$(0.50)
Diluted	(0.12)	0.07	(0.50)
Weighted-average shares outstanding:
Basic	1,064,443	1,020,149	934,356
Diluted	1,064,443	1,230,394	934,356

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(132,646)	$72,322	$(462,866)
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	221	787	(2,467)
Net foreign currency translation adjustment	(766)	(2,722)	(1,302)
Total other comprehensive income (loss)	(545)	(1,935)	(3,769)
Total comprehensive income (loss)	$(133,191)	$70,387	$(466,635)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances - December 31, 2013	844,892	$85	$1,074,837	$871	$(959,038)	$116,755
Net issuance of restricted stock awards and recognition of stock-based compensation	672	—	4,217	—	—	4,217
Contribution of services	—	—	548	—	—	548
Warrants issued associated with Contingent Equity Agreement	11,276	—	112	—	—	112
Warrants exercised associated with the Thermo Loan Agreement	4,206	—	42	—	—	42
Proceeds received associated with Section 16b gains recognized by Thermo	—	—	93	—	—	93
Common stock issued in connection with conversions of 8.00% Notes Issued in 2009	47,067	5	114,206	—	—	114,211
Common stock issued in connection with conversions of 2013 8.00% Notes	46,353	5	161,843	—	—	161,848
Warrants exercised associated with the 8.00% Notes Issued in 2009	38,200	4	132,098	—	—	132,102
Issuance of stock to vendor	2,765	—	11,722	—	—	11,722
Issuance of stock for employee stock option exercises	1,900	—	1,323	—	—	1,323
Issuance of stock through employee stock purchase plan	306	—	538	—	—	538
Issuance of stock in connection with contingent consideration	750	—	2,040	—	—	2,040
Other comprehensive loss	—	—	—	(3,769)	—	(3,769)
Net loss	—	—	—	—	(462,866)	(462,866)
Balances - December 31, 2014	998,387	99	1,503,619	(2,898)	(1,421,904)	78,916
Net issuance of restricted stock awards and recognition of stock-based compensation	600	—	2,780	—	—	2,780
Contribution of services	—	—	548	—	—	548
Issuance of stock for employee stock option exercises	303	—	169	—	—	169
Issuance of stock through employee stock purchase plan	321	—	918	—	—	918
Common stock issued in connection with conversions of 2013 8.00% Notes	10,887	1	27,247	—	—	27,248
Issuance of stock in connection with contingent consideration	174	—	481	—	—	481
Issuance of stock to Terrapin	20,403	2	38,998	—	—	39,000
Issuance of stock to vendor	7,382	1	16,683	—	—	16,684
Other comprehensive loss	—	—	—	(1,935)	—	(1,935)
Net income	—	—	—	—	72,322	72,322
Balances – December 31, 2015	1,038,457	103	1,591,443	(4,833)	(1,349,582)	237,131
Net issuance of restricted stock awards and recognition of stock-based compensation	3,246	—	4,136	—	—	4,136
Contribution of services	—	—	548	—	—	548
Issuance of stock for employee stock option exercises	177	—	97	—	—	97
Issuance of stock through employee stock purchase plan	723	—	1,086	—	—	1,086
Issuance of stock to Thermo from exercise of warrants	13,620	2	2,615	—	—	2,617
Issuance of stock to Terrapin	49,072	5	47,995	—	—	48,000
Issuance of stock for legal settlement	1,316	—	1,395	—	—	1,395
Other comprehensive loss	—	—	—	(545)	—	(545)
Net loss	—	—	—	—	(132,646)	(132,646)
Balances – December 31, 2016	1,106,611	$110	$1,649,315	$(5,378)	$(1,482,228)	$161,819
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$(132,646)	$72,322	$(462,866)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	77,390	77,247	86,146
Change in fair value of derivative assets and liabilities	41,531	(181,860)	286,049
Stock-based compensation expense	4,858	2,955	3,400
Amortization of deferred financing costs	9,165	9,722	10,043
Reduction in the value of long-lived assets and inventory	350	—	21,768
Provision for bad debts	1,256	3,357	2,281
Noncash interest and accretion expense	11,195	11,103	16,214
Loss on extinguishment of debt	—	2,254	39,846
Change in fair value related to equity issuance	(2,400)	6,663	748
Noncash expense related to legal settlement	1,094	—	400
Reversal of uncertain tax position	(6,317)	—	—
Unrealized foreign currency (gain) loss	144	(3,597)	(4,059)
Other, net	1,154	(11)	545
Changes in operating assets and liabilities:
Accounts receivable	(2,196)	(3,454)	(2,200)
Inventory	4,571	1,118	4,187
Prepaid expenses and other current assets	(488)	326	(1,339)
Other assets	(469)	(774)	202
Accounts payable and accrued expenses	102	702	(1,725)
Payables to affiliates	(307)	135	279
Other non-current liabilities	(1,163)	1,332	(619)
Deferred revenue	1,989	2,622	4,681
Net cash provided by operating activities	8,813	2,162	3,981
Cash flows used in investing activities:
Second-generation network costs (including interest)	(13,170)	(25,195)	(14,604)
Property and equipment additions	(9,385)	(5,523)	(3,277)
Purchase of intangible assets	(1,996)	(2,520)	(1,396)
Investment in businesses	—	(240)	—
Change in restricted cash	(65)	—	—
Net cash used in investing activities	(24,616)	(33,478)	(19,277)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(32,835)	(6,450)	(4,046)
Proceeds from issuance of stock to Terrapin	48,000	39,000	—
Payment of deferred financing costs	—	—	(164)
Proceeds from issuance of common stock and exercise of options and warrants	3,337	726	9,547
Net cash provided by financing activities	18,502	33,276	5,337
Effect of exchange rate changes on cash	55	(1,605)	(328)
Net increase (decrease) in cash and cash equivalents	2,754	355	(10,287)
Cash and cash equivalents, beginning of period	7,476	7,121	17,408
Cash and cash equivalents, end of period	$10,230	$7,476	$7,121
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$21,783	$19,683	$20,216
Income taxes	171	445	61

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	3,235	2,247	1,684
Increase in accrued second-generation network costs	1,616	—	—
Capitalized accretion of debt discount and amortization of prepaid financing costs	4,401	3,346	2,708
Payments made in convertible notes and common stock	—	921	3,974
Principal amount of debt converted into common stock	—	6,491	76,532
Reduction of debt discount and issuance costs due to note conversions	—	2,085	28,249
Fair value of common stock issued upon conversion of debt	—	26,669	271,982
Reduction in derivative liability due to conversion of debt	—	20,008	308,234
Fair value of common stock issued to vendor for payment of invoices	—	16,683	10,687
Increase of principal amount of Thermo Loan Agreement	—	6,000	—
Issuance of common stock for legal settlement	1,395	—	—

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Globalstar, Inc. (“Globalstar” or the “Company”) was formed as a Delaware limited liability company in November 2003 and was converted into a Delaware corporation on March 17, 2006. Globalstar provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Capital Partners LLC, through its affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman and Chief Executive Officer controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Globalstar currently provides the following communications services via satellite which are available only with equipment designed to work on the Globalstar network:

•	two-way voice communication and data transmissions (“Duplex”) using mobile or fixed devices; and

•	one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including certain SPOT and Simplex products.

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

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$5,270	$4,788	$7,419
Provision, net of recoveries	1,256	2,782	2,281
Write-offs and other adjustments	(2,560)	(2,300)	(4,912)
Balance at end of period	$3,966	$5,270	$4,788

During 2014, the Company deactivated approximately 26,000 subscribers in its Duplex subscriber base who were either suspended or non-paying. The increase in write-offs and other adjustments in 2014 reflect the balances related to these accounts.

From time to time, the Company enters into notes receivable with certain customers that are included in other current assets. The Company also monitors collection of its notes receivable. During 2015, the Company recorded an additional provision for bad debts of $0.6 million related to a specific note receivable balance. During 2016, the Company recovered approximately $0.5 million related to the specific customer balance previously reserved in 2015.

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

During the years ended December 31, 2016 and 2015, no write down of inventory was required. In the year ended December 31, 2014, the Company wrote down the value of inventory by $21.7 million after evaluating its Duplex inventory and estimating the timing of new product launches. The assessment indicated that there was an excess of Duplex equipment included in inventory on hand based on the sales run-rate at the time of the assessment. Additionally, the Company's business plan contemplates using Hughes-based technology in future product development. As a result, much of the raw material held by Qualcomm is not likely to be used in the future production of additional inventory and was impaired.

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

The Company assesses the impairment of long-lived assets when indicators of impairment are present.  Recoverability of assets is measured by comparing the carrying amounts of the assets to the estimated future undiscounted cash flows, excluding financing costs. If the Company determines that an impairment exists, any related impairment loss is estimated based on fair values. The Company records losses from the in-orbit failure of a satellite in the period it is determined that the satellite is not recoverable.

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

Deferred Financing Costs

Deferred financing costs are those costs directly incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the term of the corresponding debt, or until the first put option date for the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“2013 8.00% Notes”). Deferred financing costs are recorded on the Company's consolidated balance sheets as a reduction in the carrying amount of the related debt liability. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period. As of December 31, 2016 and 2015, the Company had net deferred financing costs of $45.7 million and $57.9 million, respectively.

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable is equal to or approximates fair value.

The Company believes it is not practicable to determine the fair value of the Facility Agreement. Unlike typical long-term debt, interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. For the Company's other debt instruments, which include the Thermo Loan Agreement and 2013 8.00% Notes, the fair value of debt is calculated using inputs consistent with those used to calculate the fair value of the derivatives embedded in these instruments.

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

Revenue Recognition and Deferred Revenue

Revenue consists primarily of satellite voice and data service revenue and revenue generated from the sale of fixed and mobile devices as well as other products and accessories. The Company also recognizes revenue from certain engineering service contracts as described below. Revenue is recognized when services are rendered, assuming all recognition criteria is met under applicable accounting guidance. Customer payments received in advance of the corresponding service period are recorded as deferred revenue. Upon activation of a Globalstar device, certain customers are charged an activation fee, which is recognized over the term of the expected customer life. Credits granted to customers are expensed or charged against revenue or accounts receivable upon issuance.

Estimates related to earned but unbilled service revenue are calculated using current subscriber data, including plan subscriptions and usage between the end of the billing cycle and the end of the period.

Subscriber acquisition costs, including dealer and internal sales commissions and certain other costs, are expensed at the time of the related sale, except when related to multiple-element arrangement contracts as discussed below.

The Company does not record sales taxes, telecommunication taxes or other governmental fees collected from customers in revenue.

Duplex Service Revenue. The Company recognizes revenue for monthly access fees in the period services are rendered.  Access fees represent the minimum monthly charge for each line of service based on its associated rate plan.  The Company also recognizes revenue for airtime minutes in excess of the monthly access fees in the period such minutes are used. Under certain annual plans where customers prepay for a predetermined amount of minutes, revenue is deferred until the minutes are used or the prepaid time period expires. Unused minutes are accumulated until they expire, usually one year after activation, at which point we recognize revenue for any remaining unused minutes. The Company offers other annual plans whereby the customer is charged an annual fee to access the Company’s system.  These fees are recognized on a straight-line basis over the term of the plan.  In some cases, the Company charges a per minute rate whereby it recognizes the revenue when each minute is used.

SPOT and Simplex Service Revenue. The Company sells SPOT and Simplex services as monthly, annual or multi-year plans and recognizes revenue ratably over the service term or as service is used, beginning when the service is activated by the customer.

Independent Gateway Operator ("IGO") Service Revenue. The Company owns and operates its satellite constellation and earns a portion of its revenues through the sale of airtime minutes or data on a wholesale basis to IGOs. Revenue from services provided to IGOs is recognized based upon airtime minutes or data packages used by customers of the IGOs and in accordance with contractual fee arrangements.

 Equipment Revenue. Subscriber equipment revenue represents the sale of fixed and mobile user terminals, SPOT and Simplex products, and accessories. The Company recognizes revenue upon shipment provided title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.

Other Service Revenue. The Company provides certain engineering services to assist customers in developing new applications related to its system. The revenues associated with these services are generally recorded when the services are rendered, and the expenses are recorded when incurred.

Multiple-Element Arrangement Contracts. At times, the Company will sell subscriber equipment through multiple-element arrangement contracts with services. When the Company sells subscriber equipment and services in bundled arrangements and determines that it has separate units of accounting, the Company will allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. The Company will determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and services when they are sold to customers on a stand-alone basis. Initial direct costs incurred related to these contracts will be deferred to the extent they exceed the profit margin recognized at the time of sale.

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

For the year ended December 31, 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation. The adoption of this standard did not have a material effect on its consolidated financial statements and related disclosures.

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency, unless the subsidiary operates in a hyperinflationary economy, such as Venezuela. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2016, 2015 and 2014, the foreign currency translation adjustments were losses of $0.8 million, $2.7 million and $1.3 million, respectively.

Foreign currency transaction gains/losses were a $0.2 million loss, a $3.7 million gain and a $4.1 million gain for 2016, 2015, and 2014, respectively. These were classified as other income (expense) on the consolidated statement of operations.

Effective July 1, 2015 the Company began using the SIMADI exchange rate published by the Central Bank of Venezuela to remeasure its Venezuelan subsidiary's bolivar based transactions and net monetary assets in U.S. dollars. The Company determined, based upon its specific facts and circumstances, that the SIMADI rate (renamed the DICOM rate in March 2016) is the most appropriate rate for financial reporting purposes, instead of the official exchange rate of 6.3 previously used. The Company continues to monitor the significant uncertainty surrounding current Venezuela exchange mechanisms. Included in the foreign currency gain (loss) recorded during the third quarter of 2015 was a $1.9 million loss related to its Venezuelan subsidiary resulting from this change in exchange rate.

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

The Company capitalizes, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of December 31, 2016 and 2015, the Company had accrued approximately $1.4 million and $1.3 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

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

Research and Development Expenses

Research and development costs were $2.1 million, $1.9 million and $0.5 million for 2016, 2015 and 2014, respectively. These costs are expensed as incurred as cost of services and primarily include the cost of new product development, chip set design, software development and engineering.

Advertising Expenses

Advertising costs were $4.1 million, $3.4 million and $2.6 million for 2016, 2015, and 2014, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

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

Earnings (Loss) Per Share

The Company is required to present basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For 2016 and 2014, diluted net loss per share of common stock was the same as basic net loss per share of common stock because the effects of potentially dilutive securities were anti-dilutive. Potentially dilutive securities include primarily outstanding stock-based awards, convertible notes, warrants and shares issuable pursuant to the Company's Employee Stock Purchase Plan.

Intangible and Other Assets

The gross carrying amount and accumulated amortization of the Company's intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$6,003	$(4,740)	$5,861	$(4,485)
Customer relationships	2,100	(2,081)	2,100	(2,047)
Trade name	200	(200)	200	(200)
	$8,303	$(7,021)	$8,161	$(6,732)

For 2016 and 2015, the Company recorded amortization expense on these intangible assets of $0.3 million and $0.4 million, respectively. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. Estimated annual amortization of intangible assets is approximately $0.2 million for each of 2017 and 2018 and $0.1 million each for 2019, 2020 and 2021, excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2016.

In addition, the Company has intangible assets not subject to amortization consisting primarily of costs associated with the efforts related to the Company's petition to the Federal Communications Commission ("FCC") to use its licensed MSS spectrum to provide terrestrial wireless services. The total carrying amount of these costs was $5.6 million and $4.4 million at December 31, 2016 and 2015, respectively. The Company assesses these intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In assessing whether it is more likely than not that such an asset is impaired, the Company assesses relevant events and circumstances that could affect the significant inputs used to determine the fair value of the asset. In November 2016, the Company revised its original proposal to the FCC to request terrestrial use of only its 11.5 MHz of licensed spectrum in the 2.4 GHz band. For the year ended December 31, 2016, the Company recorded an impairment of $0.4 million related the portion of its efforts specific to the Company's original proposed rules to use 22 MHz, which includes both its licensed spectrum and the adjacent unlicensed spectrum, to provide terrestrial wireless services. The Company recorded this impairment on its consolidated statements of operations as a reduction in the value of long-lived assets for the year ended December 31, 2016. As previously discussed in Part I: Item 1. Business, the revised proposed rules were adopted in December 2016.

The Company assesses the impairment of intangible and other assets when indicators of impairment are present. If the Company determines that an impairment exists, any related loss is estimated based on fair values.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures. The most significant changes to the Company's revenue recognition accounting policies will be related to 1) the allocation and timing of revenue recognized between service revenue and subscriber equipment sales and 2) the deferment of certain contract acquisition costs and the recognition of these costs over a customer's contract period or over a customer's expected life. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 describes how an entity’s management should assess, considering both quantitative and qualitative factors, whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, which represents a change from the existing literature that requires consideration about an entity’s ability to continue as a going concern within one year after the balance sheet date. The Company adopted this standard during the fourth quarter of 2016. The implementation of this standard did not have a material impact on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely align U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years and interim periods within those years, beginning after December 15, 2016. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU will not have a material effect on the Company's consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU. No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect the effect to be material.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016- 02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Globalstar System:
Space component
First and second-generation satellites in service	$1,211,090	$1,211,768
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	48,400	46,870
Construction in progress:
Space component	81	81
Ground component	207,127	177,780
Next-generation software upgrades	10,223	3,440
Other	2,299	2,153
Total Globalstar System	1,528,741	1,491,613
Internally developed and purchased software	15,005	14,492
Equipment	9,875	10,802
Land and buildings	3,330	3,151
Leasehold improvements	1,893	1,671
Total property and equipment	1,558,844	1,521,729
Accumulated depreciation	(519,125)	(444,169)
Total property and equipment, net	$1,039,719	$1,077,560

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The ground component of construction in progress represents costs (including capitalized interest) associated primarily with the Company's contracts with Hughes Network Systems, LLC ("Hughes") and Ericsson Inc. (“Ericsson”) to complete second-generation equipment upgrades to the Company's ground infrastructure. The Company expects to begin depreciating these assets in the near future. See Note 6: Commitments for further discussion of these contracts.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of December 31, 2016 and 2015, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of December 31, 2016, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

Pursuant to the Amended and Restated Contract for the construction of Globalstar Satellites for the Second Generation Constellation between the Company and Thales Alenia Space France ("Thales"), dated and executed in June 2009 (the "2009 Contract"), the Company paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the LLI to be procured by Thales on the Company's behalf. The LLI were to be used in the construction of the Phase 3 satellites for the Company. As reflected on the Company's consolidated balance sheets and in the above table, the Company believes that it owns the LLI and that title to the LLI transferred to the Company upon payment. The Company has asked Thales to turn over the LLI. Despite historical statements to the contrary, Thales currently disputes the Company's ownership of the LLI and has asserted that the Company released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully in Note 7: Contingencies. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of the LLI to the Company. The Company disputes Thales' assertions and is currently considering its rights and remedies to recover the LLI. At this time, the Company cannot predict the outcome related to this dispute, including, without limitation, the likelihood of any settlement or the probability of success with respect to any litigation that the Company may determine to commence with respect to the LLI.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest cost eligible to be capitalized	$48,095	$42,749	$44,854
Interest cost recorded in interest income (expense), net	(34,108)	(32,609)	(36,909)
Net interest capitalized	$13,987	$10,140	$7,945

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Depreciation Expense	$76,960	$76,711	$84,802

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The principal amount and carrying value of long-term debt consists of the following (in thousands):

	December 31, 2016			December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$543,011	$45,651	$497,360	$575,846	$57,829	$518,017
Thermo Loan Agreement	93,962	29,615	64,347	83,222	32,558	50,663
8.00% Convertible Senior Notes Issued in 2013	17,126	2,554	14,572	16,747	4,307	12,441
Total Debt	654,099	77,820	576,279	675,815	94,694	581,121
Less: Current Portion	75,755	—	75,755	32,835	—	32,835
Long-Term Debt	$578,344	$77,820	$500,524	$642,980	$94,694	$548,286

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date. These short-term debt obligations are significant and the Company believes they will be in excess of its cash flows from operations. The Company intends to raise funds in sufficient amounts to make these payments; however, the source of funds has not yet been fully arranged.

As required by U.S. GAAP, the Company adopted the provisions of ASU No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issue Costs during the quarter ended March 31, 2016. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a reduction in the carrying amount of the related debt liability, consistent with debt discounts. The Company has applied the provisions of this ASU on a retrospective basis, and therefore, the Company has reduced long-term debt on its consolidated balance sheet as of December 31, 2015 by $57.9 million of deferred financing costs previously reported as assets.

Facility Agreement

In 2009, the Company entered into the Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Natixis, Société Générale, Caylon, Crédit Industriel et Commercial as arrangers and BNP Paribas as the security agent and agent. The Facility Agreement was amended and restated in July 2013 through the Global Deed of Amendment and Restatement with Thermo and amended and restated through the Second Global Amendment and Restatement Agreement in August 2015.

The Facility Agreement is scheduled to mature in December 2022. As of December 31, 2016, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company's obligations under the Facility Agreement are guaranteed by Bpifrance (formerly COFACE), the French export credit agency. The Company's obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company's domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants, including the following:

•
The Company's capital expenditures do not exceed $13.2 million for 2016 and $15.0 million for each year thereafter. Pursuant to the terms of the Facility Agreement, if, in any relevant period, the capital expenditures are less than the permitted amount for that relevant period, a permitted excess amount may be added to the maximum amount of capital expenditures in the next period;

•	The Company maintains at all times a minimum liquidity balance of $4.0 million;

•	The Company achieves for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement) (amounts in thousands):

Period	Minimum Amount
1/1/16-6/30/16	$24,502
7/1/16-12/31/16	$32,426
1/1/17-6/30/17	$32,214
7/1/17-12/31/17	$40,646

•	The minimum adjusted consolidated EBITDA Minimum Amount changes semi-annually through December 31, 2022, for which measurement period the Minimum Amount is $65.7 million.

•	The Company maintains a minimum debt service coverage ratio of 1.00:1;

•
The Company maintains a maximum net debt to adjusted consolidated EBITDA ratio of 10.50:1 for the December 31, 2016 measurement period, decreasing gradually each semi-annual period until the requirement equals 2.50:1 for the five semi-annual measurement periods leading up to December 31, 2022; and

•
The Company makes mandatory prepayments in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain asset dispositions or receives more than $145.0 million from the sale of additional debt or equity securities (excluding the Thermo commitments described below and the excluded Purchase Agreement Amounts, as defined in the Facility Agreement).

Additionally, the covenants in the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets.

If the Company violates any of these covenants and is unable to obtain a sufficient Equity Cure Contribution (as described below) or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of December 31, 2016, the Company was in compliance with the covenants of the Facility Agreement.

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants through a date as late as June 2019, subject to the conditions set forth in the Facility Agreement. Through December 31, 2016, the Company drew $63.0 million under its common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin"), as described below. In January 2017, the Company drew the remaining $12.0 million. The Company used these funds as Equity Cure Contributions under the Facility Agreement with respect to the calculation of compliance with financial covenants for the measurement periods ended December 31, 2015, June 30, 2016 and December 31, 2016. The Company anticipates that it will need to obtain additional Equity Cure Contributions to maintain compliance with financial covenants under the Facility Agreement for the measurement periods ended June 30, 2017 and December 31, 2017. The source of funds for these Equity Cure Contributions has not yet been fully arranged.

The Facility Agreement also requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of December 31, 2016, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $38.0 million and classified as restricted cash on the Company's consolidated balance sheets.
The following changes to the terms of the Facility Agreement were made upon its amendment and restatement in 2015:

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

•
The lenders agreed that the $14 million equity financing the Company received from Terrapin on June 22, 2015 would be credited towards an Equity Cure Contribution for the measurement period ended June 30, 2015 and that any equity financing the Company raised between the closing date and June 30, 2016 could be used to the extent required as an Equity Cure Contribution for any period ending on or before June 30, 2016.

•	The lenders waived any existing defaults or events of default under the Facility Agreement.

•	Thermo agreed to make, or caused to be made, available to the Company cash equity financing, subject to certain conditions, of $30.0 million, all as further described below.

•	Thermo repeated in favor of the lenders and agent each of the representations and warranties previously made by Thermo in the Amended and Restated Thermo Subordination Deed executed in July 2013.

In August 2013, pursuant to the amended and restated Facility Agreement, the Company paid the lenders a restructuring fee plus an additional underwriting fee to COFACE in the aggregate amount of approximately $13.9 million, representing 40% of the total restructuring and underwriting fee; the balance of $20.8 million is due no later than December 31, 2017. As of December 31, 2016, this remaining amount is included in current liabilities on the consolidated balance sheet. In addition, Thermo confirmed its obligations under the Equity Commitment, Restructuring and Consent Agreement dated as of May 20, 2013 to make, or arrange for third parties to make, cash contributions to the Company in exchange for equity, subordinated convertible debt or other equity-linked securities.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in 2013, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to all of the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2016, $50.5 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company's consolidated balance sheets.

The Company evaluated the various embedded derivatives within the Loan Agreement (see Note 5: Fair Value Measurements for additional information about the embedded derivative in the Loan Agreement). The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount, which is netted against the face value of the Loan Agreement.

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

In connection with, and as a condition to the effectiveness of, the amendment and restatement of the Facility Agreement in 2015, Thermo and certain of its affiliates executed and delivered to the agent under the Facility Agreement an undertaking (the “Second Thermo Group Undertaking Letter”) and entered into an Equity Commitment Agreement (the “Equity Agreement”) and the Loan Agreement. Pursuant to the Second Thermo Group Undertaking Letter and the Equity Agreement, Thermo agreed that, during the period commencing on the effective date of the amendment and restatement of the Facility Agreement and ending on the later of March 31, 2018 and, if the Company's 2013 8.00% Notes shall have been redeemed in full, September 30, 2019 (the “Commitment Period”), under certain circumstances, it would make, or cause to be made, available to the Company cash equity financing in the aggregate amount of $30.0 million. The balance of this commitment was reduced by any cash equity financing received by the Company during the Commitment Period from Thermo or an external equity funding source, including Terrapin, if the Company uses the funds as an Equity Cure Contribution.

The Company has received cash equity financing in excess of Thermo's equity commitment. This cash equity financing includes primarily draws under the Terrapin Agreement in August 2015, February 2016, and June 2016 for $15 million, $6.5 million, and $22.0 million, respectively. As a result, Thermo has no remaining cash equity commitment under the Equity Agreement as of December 31, 2016. In connection with the amendment and restatement of the Facility Agreement, the Second Thermo Group Undertaking Letter and the Equity Agreement, the Company agreed to increase the principal amount under the Thermo Loan Agreement by $6.0 million. This fee was capitalized as a deferred financing cost and is being amortized over the term of the Facility Agreement.

All of the transactions between the Company and Thermo and its affiliates were reviewed and approved on the Company's behalf by a Special Committee of its independent directors, who were represented by independent counsel.

The amount by which the if-converted value of the Thermo Loan Agreement exceeds the principal amount at December 31, 2016, assuming conversion at the closing price of the Company's common stock on that date of $1.58 per share, is approximately $108.9 million.

 8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, the Company issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. The 2013 8.00% Notes are convertible into shares of common stock at a conversion price of $0.73 (as adjusted) per share of common stock, or 1,370 shares of the Company's common stock per $1,000 principal amount of the 2013 8.00% Notes. The conversion price of the 2013 8.00% Notes will be adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the “Indenture”).

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

The conversion activity since issuance of the 2013 8.00% Notes is summarized in the table below (in thousands):

Period	Principal Amount Converted	Shares of Voting Common Stock Issued	(Gain)/Loss on Extinguishment of Debt
Year Ended December 31, 2013	$8,029	14,863	$(4,237)
Year Ended December 31, 2014	24,881	46,353	44,061
Year Ended December 31, 2015	6,491	10,887	2,254
Year Ended December 31, 2016	—	—	—
Total	$39,401	72,103	$42,078

Holders who convert 2013 8.00% Notes receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of December 31, 2016, no conversions had been initiated but not yet fully settled.

A holder of the 2013 8.00% Notes has the right, at the holder’s option, to require the Company to purchase some or all of the 2013 8.00% Notes held by it at any time if there is a Fundamental Change. A Fundamental Change occurs if the Company's common stock ceases to be traded on a stock exchange or an established over-the-counter market, or if there is a change of control. If there is a Fundamental Change, the purchase price of any 2013 8.00% Notes purchased by the Company will be equal to its principal amount plus accrued and unpaid interest and a Fundamental Change Make-Whole Amount calculated as provided in the Indenture.

The Indenture provides that the Company and its subsidiaries may not, with specified exceptions, including the liens securing the Facility Agreement and liens approved in writing by the Agent, create, incur, assume or suffer to exist any lien on any of its assets, provided that if the Company or any of its subsidiaries creates, incurs or assumes any lien which is junior to the most senior lien securing the Facility Agreement, the Company must promptly issue to the holders of the 2013 8.00% Notes $3.6 million (as calculated under the Indenture) of shares of the Company's common stock. At December 31, 2016, the Company did not expect that a lien will be created that does not meet at least one of the specified exceptions in the Indenture, and therefore accrued no amount for this feature.

The Indenture provides for customary events of default, including without limitation, failure to pay principal or premium on the 2013 8.00% Notes when due or to distribute cash or shares of common stock when due as described above; failure by the Company to comply with its obligations and covenants in the Indenture; default by the Company in the payment of principal or interest on any other indebtedness for borrowed money with a principal amount in excess of $10.0 million, if such indebtedness is accelerated and not rescinded with 30 days; rendering of certain final judgments; failure by Thermo to fulfill the contribution obligations described above; and certain events of insolvency or bankruptcy. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of December 31, 2016, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

The Company evaluated the various embedded derivatives within the Indenture for the 2013 8.00% Notes. The Company determined that the conversion option and the contingent put feature within the Indenture required bifurcation from the 2013 8.00% Notes. The Company did not deem the conversion option and the contingent put feature to be clearly and closely related to the 2013 8.00% Notes and separately accounted for them as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount which is netted against the face value of the 2013 8.00% Notes.

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

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at December 31, 2016, assuming conversion at the closing price of the Company's common stock on that date of $1.58 per share, is approximately $20 million.

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

Warrants Outstanding

Warrants are outstanding to purchase shares of common stock as shown in the table below:

	Outstanding Warrants		Strike Price
	December 31,		December 31,
	2016	2015	2016	2015
Contingent Equity Agreement (1)	24,571,428	30,191,866	$0.01	$0.01
5.0% Warrants (2)	—	8,000,000	—	0.32
	24,571,428	38,191,866

(1)
Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 9: Related Party Transactions for a description of the Contingent Equity Agreement), the Company issued to Thermo warrants to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants were issued between June 2009 and June 2012 and have a five-year exercise period from issuance. As of December 31, 2016, Thermo had exercised warrants to purchase approximately 16.9 million of these shares prior to the expiration of the associated warrants. In June 2016, Thermo exercised warrants to purchase 5.6 million shares of voting common stock for a total purchase price of $0.1 million. The exercise period for the remaining outstanding warrants expires in June 2017.

(2)
In June 2011, the Company issued warrants (the "5.0% Warrants") to purchase 15.2 million shares of its voting common stock in connection with the issuance of its 5.0% Convertible Senior Unsecured Notes. In June 2016, Thermo exercised all of the remaining warrants outstanding to purchase 8.0 million shares of voting common stock for a total purchase price of $2.5 million.

Debt maturities

Annual debt maturities for each of the five years following December 31, 2016 and thereafter are as follows (in thousands):

2017	$75,755
2018	94,992
2019	94,870
2020	100,000
2021	100,000
Thereafter	188,482
Total	$654,099

Amounts in the above table are calculated based on amounts outstanding at December 31, 2016, and therefore exclude paid-in-kind interest payments that will be made in future periods.

The 2013 8.00% Notes are subject to repurchase by the Company at the option of the holders on April 1, 2018. As such, the amounts are included in the 2018 maturities in the table above.

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

In conjunction with the amendment of the Facility Agreement in August 2015 (as discussed above), the Company entered into a new common stock purchase agreement with Terrapin pursuant to which the Company may require Terrapin to purchase up to $75.0 million of shares of the Company’s voting common stock over the 24-month term following the date of the agreement. From time to time over the 24-month term, in the Company’s discretion, the Company could present Terrapin with up to 24 draw notices requiring Terrapin to purchase a specified dollar amount of shares of voting common stock, based on the price per share per day over ten consecutive trading days (a "Draw Down Period"). The per share purchase price for these shares of voting common stock will equal the daily volume weighted average price of the common stock on each date during the Draw Down Period on which shares are purchased by Terrapin, but not less than a minimum price specified by the Company (a “Threshold Price”), less a discount ranging from 2.75% to 4.00% based on the Threshold Price. In addition, in the Company’s discretion, but subject to certain limitations, the Company could grant to Terrapin the option to purchase additional shares during a Draw Down Period. The Company agreed not to sell to Terrapin a number of shares of voting common stock that, when aggregated with all other shares of voting common stock then beneficially owned by Terrapin and its affiliates, would result in their beneficial ownership of more than 9.9% of the then issued and outstanding shares of voting common stock. As discussed above and in Note 9: Related Party Transactions, Thermo committed, under certain conditions, to purchase equity securities of the Company on the same pricing terms as the August 2015 Terrapin Agreement.

The Company has made the following draws pursuant to the August 2015 Terrapin Agreement (amounts in thousands, except average price):

Draw Down Date	Purchase Price	Shares of Voting Common Stock Issued	Average Price
August 2015	$15,000	9,336	$1.61
February 2016	6,500	6,353	1.02
June 2016	22,000	19,458	1.13
November 2016	6,500	8,028	0.81
December 2016	13,000	15,234	0.85
Total	$63,000	58,409

At December 31, 2016, $12.0 million remained available under the August 2015 Terrapin Agreement. These funds were fully drawn in January 2017.

4. DERIVATIVES

In connection with certain existing and past borrowing arrangements, the Company was required to record derivative instruments on its consolidated balance sheets. None of these derivative instruments is designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31, 2016	December 31, 2015
Intangible and other assets:
Interest rate cap	$4	$6
Total intangible and other assets	$4	$6

Derivative liabilities:
Compound embedded derivative with 2013 8.00% Notes	$(26,664)	$(26,203)
Compound embedded derivative with the Thermo Loan Agreement	(254,507)	(213,439)
Total derivative liabilities	$(281,171)	$(239,642)

The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s consolidated statement of operations (in thousands):

	Year ended December 31,
	2016	2015	2014
Interest rate cap	$(2)	$(40)	$(139)
Warrants issued with 8.00% Notes Issued in 2009	—	—	(67,523)
Compound embedded derivative with 8.00% Notes Issued in 2009	—	—	(16,406)
Compound embedded derivative with 2013 8.00% Notes	(461)	32,829	(69,133)
Compound embedded derivative with the Thermo Loan Agreement	(41,068)	149,071	(132,848)
Total derivative gain (loss)	$(41,531)	$181,860	$(286,049)

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments. These embedded derivatives required bifurcation from the debt host agreement. All embedded derivatives that required bifurcation are recorded as a derivative liability on the Company’s consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its consolidated statements of operations. Each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative are described below.

Compound Embedded Derivative with 2013 8.00% Notes

As a result of the conversion option and the contingent put feature within the 2013 8.00% Notes, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that is netted against the face value of the 2013 8.00% Notes. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

Compound Embedded Derivative with the Thermo Loan Agreement

As a result of the conversion option and the contingent put feature within the Loan Agreement with Thermo as amended and restated in July 2013, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that is netted against the face value of the Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices.

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

Recurring Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2016:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$4	$—	$4
Total assets measured at fair value	$—	$4	$—	$4

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(2,706)	$—	$(2,706)
Liability for stock issuance due to legal settlement	—	(389)	—	(389)
Compound embedded derivative with 2013 8.00% Notes	—	—	(26,664)	(26,664)
Compound embedded derivative with the Thermo Loan Agreement	—	—	(254,507)	(254,507)
Total liabilities measured at fair value	$—	$(3,095)	$(281,171)	$(284,266)

	Fair Value Measurements at December 31, 2015:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$6	$—	$6
Total assets measured at fair value	$—	$6	$—	$6

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(5,495)	$—	$(5,495)
Compound embedded derivative with 2013 8.00% Notes	—	—	(26,203)	(26,203)
Compound embedded derivative with the Thermo Loan Agreement	—	—	(213,439)	(213,439)
Total liabilities measured at fair value	$—	$(5,495)	$(239,642)	$(245,137)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades and broker/dealer quotes at the reporting date. Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

As described in Note 6: Commitments, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature requires the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. The value of this option is calculated using a Black-Scholes pricing model. This liability is marked-to-market at each balance sheet date and through the settlement date.

Liability for future stock issuance due to legal settlement

As described in Note 7: Contingencies, the Company settled litigation related to its Brazilian subsidiary in October 2016. In connection with this settlement, the Company paid 4.5 million reais, or $1.4 million. The Company agreed to provide downside protection for the difference between the total settlement amount of 4.5 million reais and the total amount of gross proceeds the counterparty receives from the sale of these shares. This liability is valued at $0.4 million as of December 31, 2016 and will be paid in the form of Globalstar common stock.

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	Level 3 Inputs at December 31, 2016:
	Stock Price Volatility	Risk-Free Interest Rate	Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with 2013 8.00% Notes	100 - 110%	1.0%	$0.73	25%	$1.58
Compound embedded derivative with the Thermo Loan Agreement	40 - 110%	2.2%	$0.73	25%	$1.58

	Level 3 Inputs at December 31, 2015:
	Stock Price Volatility	Risk-Free Interest Rate	Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with 2013 8.00% Notes	75 - 90%	1.1%	$0.73	39%	$1.44
Compound embedded derivative with the Thermo Loan Agreement	50 - 90%	2.1%	$0.73	39%	$1.44

 Fluctuation in the Company’s stock price is the primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased 10% from December 31, 2015 to December 31, 2016. As the stock price increases away from the current conversion price for each of the related derivative instruments, the value to the holder of the instrument generally increases, thereby increasing the liability on the Company’s consolidated balance sheets. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company’s stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31
	2016	2015
Balance at beginning of period	$(239,642)	$(441,550)
Derivative adjustment related to conversions	—	20,008
Unrealized gain (loss), included in derivative gain (loss)	(41,529)	181,900
Balance at end of period	$(281,171)	$(239,642)

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

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Thermo Loan Agreement	$64,347	$47,874	$50,663	$17,244
2013 8.00% Notes	14,572	14,350	12,441	9,831

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis.  Long-lived assets and intangible and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. See below for a further discussion of the fair value measurement for each item measured on a nonrecurring basis.

Long-Lived Assets

During 2016, the Company recorded a loss of $0.4 million to reduce the carrying value of the intangible asset associated with the efforts to support the Company's petition to the FCC to use its licensed MSS spectrum to provide terrestrial wireless services. See Note 1: Summary of Significant Accounting Policies for further discussion. During 2015, no impairment loss was recorded on long-lived assets. Losses of this nature are recorded in operating expenses in the consolidated statement of operations. The following table presents the location on the Company's consolidated balance sheet and the amount of the reduction in the value of long-lived assets recorded in 2016 (in thousands):

	Fair Value Measurements at December 31, 2016:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Other assets:
Intangibles and other assets, net	$—	$—	$16,782	$350
Total	$—	$—	$16,782	$350

6. COMMITMENTS

Contractual Obligations - Second-Generation Gateways and Other Ground Facilities

As of December 31, 2016, the Company had purchase commitments with Thales, Hughes, and Ericsson related to the procurement, deployment and maintenance of the second-generation network. The Company is obligated to make payments under these purchase commitments totaling approximately $3.4 million during 2017. As of December 31, 2016, the Company recorded $1.9 million related to these contracts in accounts payable and accrued expenses on its consolidated balance sheet.

Hughes Network Systems

In May 2008, the Company entered into a contract with Hughes under which Hughes designed, supplied and implemented the Radio Access Network (RAN) network equipment and software upgrades for installation at a number of the Company’s gateways. Hughes also provided the satellite interface chips to be used in various second-generation Globalstar devices.

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

In December 2016, the Company formally accepted all contract deliverables under its agreement with Hughes. The remaining amounts owed under the contract are $0.8 million as of December 31, 2016, which are recorded in accrued expenses on the Company's consolidated balance sheet.
In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, including those related to the 2015 work mentioned above, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. The portion of these contract payments related to future milestone work was included in Prepaid second-generation ground costs on the consolidated balance sheet. As the contract milestones are achieved, the Company reclassifies the related costs from Prepaid second-generation ground costs to construction in progress within Property and equipment. The Company recorded a loss related to the issuance of the 7.4 million shares of the Company's common stock, equal to the value of the 7% discount of $1.2 million in its consolidated statement of operations for the three months ended June 30, 2015. In the April 2015 agreement (as amended), the Company agreed to provide downside protection through June 30, 2017. This feature requires that the Company issue additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. Pursuant to this agreement, the Company recorded a liability of $2.7 million as of December 31, 2016 and $5.5 million as of December 31, 2015, respectively. The Company calculated these estimates of the value of this option using a Black-Scholes pricing model and an estimate of the number of shares of common stock held by Hughes as of the balance sheet dates. This liability is marked to market at each balance sheet date and through the settlement date. The Company records gains and losses resulting from change in the value of this liability in its consolidated statement of operations.

Ericsson

In October 2008, the Company entered into a contract with Ericsson under which Ericsson to developed, implemented and installed a ground interface, or core network system, installed at a number of the Company’s gateway ground stations. In July 2014, the parties signed an amended and restated contract to specify the remaining contract value and a new milestone schedule to reflect a revised program time line. Prior to the amended and restated contract being finalized, Ericsson and the Company agreed to defer certain milestone payments previously due under the 2008 contract to 2014 and beyond. The deferred payments were incurring interest at a rate of 6.5% per annum. In April 2015, the Company signed an amendment to the 2014 contract to incorporate certain changes in scope and timing identified as necessary by the parties. In conjunction with signing this amendment, the parties executed a new letter agreement under which Ericsson waived the remaining $1.0 million in deferred milestone payments and $0.4 million in interest accrued on the milestone payments under the 2008 contract. In the first quarter of 2015, the Company reversed these amounts from accounts payable, accrued expenses and construction in progress on the Company's consolidated balance sheet. In August 2015, the Company and Ericsson executed a second amendment to the 2014 contract which incorporated revised payment and pricing schedules. This amendment also reflected an accelerated timeline for the project. During the second quarter of 2016, the Company took possession of the final Ericsson hardware for the Company's global deployment. In December 2016, the Company formally accepted all contract deliverables for the IMS solution under the agreement with Ericsson, with the exception of a punch list of items. As of December 31, 2016, the remaining amount due under the contract is approximately $2.6 million, of which $1.2 million is recorded in accounts payable and accrued expenses.

Other Second-Generation Commitments

The Company has signed various licensing and royalty agreements necessary for the manufacture and distribution of its second-generation products. Payments made under these agreements were $5.9 million as of December 31, 2016; amounts are recorded primarily in noncurrent assets on the Company's consolidated balance sheet. The Company estimates the portion of expense incurred or royalties earned for the next 12 months and reclassifies these amounts to current assets on the Company's consolidated balance sheet each reporting period. The Company will expense these amounts through depreciation expense over the life of the gateway, maintenance expense over the term of the services, or cost of goods sold on a per unit basis as these units are manufactured, sold, or activated.

Future Minimum Lease Obligations

The Company has non-cancelable operating leases for facilities and equipment throughout the United States and around the world, including Louisiana, California, Florida, Canada, Ireland, France, Brazil, Panama, Singapore and Botswana. The leases expire on various dates through 2021. The following table presents the future minimum lease payments for leases having an initial or remaining non-cancelable lease term in excess of one year (in thousands) as of December 31, 2016, excluding possible lease payment reimbursement from the State of Louisiana pursuant to the Cooperative Endeavor Agreement the Company entered into with the Louisiana Department of Economic Development (See Note 8: Accrued Expenses and Other Non-Current Liabilities):

2017	$1,353
2018	1,183
2019	340
2020	297
2021	161
Thereafter	—
Total minimum lease payments	$3,334

Rent expense for 2016, 2015 and 2014 was approximately $1.3 million, $1.3 million and $1.4 million, respectively.

7. CONTINGENCIES

Arbitration

On June 3, 2011, the Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the 2009 Contract. The Company did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that the Company had terminated the 2009 Contract "for convenience" and had materially breached the contract by failing to pay to Thales the €51.3 million in termination charges required under the contract. The tribunal additionally determined that absent further agreement between the parties, Thales had no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. Based on these determinations, the tribunal directed the Company to pay Thales approximately €53 million in termination charges, plus interest, by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company entered into a tolling agreement as of June 13, 2013, under which Thales dismissed the New York Proceeding without prejudice. The tolling agreement has expired. Thales may refile the petition at a later date and pursue the confirmation of the arbitration award, which the Company would oppose. Should Thales be successful in confirming the arbitration award, this would have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012 and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s consolidated balance sheets as of December 31, 2016 and 2015. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of December 31, 2016, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore it would survive any termination of the Settlement Agreement. As of December 31, 2016, no party had terminated the Settlement Agreement

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. During 2014 and 2016, the Company recorded an accrual related to the settlement of litigation incurred on behalf of the Company's Brazilian subsidiary. The Company paid the total settlement of 4.5 million reais, or $1.4 million, by issuing approximately 1.3 million shares of Globalstar common stock on October 24, 2016. The Company agreed to provide downside protection for the difference between the total settlement amount of 4.5 million reais and the total gross proceeds received by the third party upon sale of these shares. The Company accrued a total of 1.3 million reais, or $0.4 million, as of December 31, 2016 related to this downside protection, which will be paid in the form of Globalstar common stock. See Note 8: Accrued Expenses and Other Non-Current Liabilities and Note 5: Fair Value Measurements for further discussion.

In management's opinion, there is no pending litigation, dispute or claim, other than those described in this report, which could be expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

8. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accrued interest	$381	$317
Accrued liability for potential stock issuance to Hughes	2,706	5,495
Accrued compensation and benefits	3,193	2,101
Accrued property and other taxes	4,173	4,145
Accrued customer liabilities and deposits	3,907	3,216
Accrued professional and other service provider fees	2,544	1,130
Accrued commissions	858	1,224
Accrued telecommunications expenses	686	1,511
Accrued satellite and ground costs	2,076	60
Accrued inventory	90	502
Accrued liability for legal settlement	389	328
Other accrued expenses	2,159	2,410
Total accrued expenses	$23,162	$22,439

Accrued liability for potential stock issuance to Hughes includes the estimated value at December 31, 2016 and 2015, respectively, of the downside protection that the Company provided to Hughes in connection with its April 2015 agreement (as amended). See Note 5: Fair Value Measurements and Note 6: Commitments for further discussion.

Accrued liability for legal settlement relates to the litigation incurred on behalf of the Company's Brazilian subsidiary. The balance at December 31, 2016 includes the fair value of the downside protection the Company provided related to the settlement of this litigation. The balance at December 31, 2015 includes the accrual of the estimated loss related to the litigation as of that date. This litigation was settled in October 2016. See Note 5: Fair Value Measurements and Note 7: Contingencies for further discussion.

Other accrued expenses include primarily advertising costs, capital lease obligations, vendor services, warranty reserve, occupancy costs, payments to IGOs and estimated payroll shortfall under the Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (“LED”).

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$101	$129	$142
Provision	272	279	246
Utilization	(241)	(307)	(259)
Balance at end of period	$132	$101	$129

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Long-term accrued interest	$99	$96
Asset retirement obligation	1,443	1,302
Deferred rent and other deferred expense	470	593
Capital lease obligations	87	94
Liability related to the Cooperative Endeavor Agreement with the State of Louisiana	445	716
Uncertain income tax positions	—	5,795
Foreign tax contingencies	3,346	2,311
Total other non-current liabilities	$5,890	$10,907

The Company relocated to Louisiana in 2011. In connection with its relocation, the Company entered into a Cooperative Endeavor Agreement with the LED whereby the Company would be reimbursed for certain qualified relocation costs and lease expenses. In accordance with the terms of the agreement, these reimbursement costs, not to exceed $8.1 million, will be reimbursed to the Company as incurred provided the Company maintains required annual payroll levels in Louisiana through 2019. Under the terms of the agreement, the Company was reimbursed a total of $4.9 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through December 31, 2016.

As a result of the expiration of the statute of limitations associated with the tax position of one of the Company's foreign subsidiaries, the Company removed the total unrecognized tax position of $6.3 million, inclusive of cumulative interest and penalties, from its non-current liabilities and recorded a $6.3 million tax benefit in its consolidated financial statements during the third quarter of 2016.

For further discussion of amounts accrued related to the Company's asset retirement obligation and foreign tax contingencies, see Note 1: Summary of Significant Accounting Policies and Note 11: Taxes, respectively.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.3 million and $0.6 million at each of December 31, 2016 and 2015, respectively.

Transactions with Thermo

General and administrative expenses are related to non-cash expenses and those expenses incurred by Thermo on behalf of the Company which are charged to the Company. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company) and receive no cash compensation from the Company. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time. For the periods ended December 31, 2016, 2015, and 2014, expenses incurred by Thermo were $0.7 million, $0.9 million, and $0.8 million, respectively.

As of December 31, 2016, the principal amount outstanding under the Loan Agreement with Thermo was $94.0 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $254.5 million. During 2016 and 2015, interest accrued on the Loan Agreement was approximately $10.7 and $9.1, respectively.

In June 2009, the Company entered into a Contingent Equity Agreement with Thermo, under which Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. The Company has drawn the entire $60.0 million from this account as well as interest earned from the funds previously held in this account of approximately $1.1 million. Since the origination of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase 41.5 million shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement and 160.9 million shares of common stock resulting from the Company's draws on the contingent equity account pursuant to the terms of the Contingent Equity Agreement. The Company also issued to Thermo 2.1 million shares of common stock resulting from the interest earned from the funds previously held in this account. Thermo has exercised a total of 16.9 million warrants related to the Contingent Equity Agreement resulting in the issuance of 16.9 million shares of Globalstar common stock. As of December 31, 2016, approximately 24.6 million warrants remain outstanding under this agreement that are scheduled to expire in June 2017.

Additionally, in June 2009, the Company issued to Thermo 4.2 million warrants as partial consideration for the original Loan Agreement with Thermo. Thermo exercised these warrants in 2014, resulting in the issuance of 4.2 million shares of Globalstar common stock.

Since June 2009, Thermo and its affiliates have also purchased $20.0 million of the Company’s 5.0% Notes, purchased $11.4 million of the Company's 8.00% Notes Issued in 2009, and loaned $37.5 million to the Company to fund the debt service reserve account. In connection with these agreements, Thermo was issued 16.3 million 8.00% Warrants issued in 2009 and 8.0 million 5.0% Warrants. During 2014, Thermo exercised 16.3 million of the 8.00% Warrants issued in 2009 resulting in the issuance of 14.7 million shares of Globalstar common stock. During 2016, Thermo exercised 8.0 million 5.0% Warrants resulting in the issuance of 8.0 million shares of Globalstar common stock. As of December 31, 2016, no warrants remain outstanding under any of these agreements.

In May 2013, the Company issued 8.00% Notes Issued in 2013 in exchange for previously outstanding 5.75% Notes. In connection with this exchange, the Company entered into the Consent Agreement, the Common Stock Purchase Agreement and the Common Stock Purchase and Option Agreement. During 2013, Thermo and its affiliates funded $65.0 million in accordance with these agreements.

In August 2015, the Company entered into an Equity Agreement with Thermo. Thermo agreed to purchase up to $30.0 million in equity securities of the Company if the Company so requests or if an event of default is continuing under the Facility Agreement and funds are not available under the August 2015 Terrapin Agreement. The Company has received cash equity financing in excess of Thermo's equity commitment. As a result, Thermo had no remaining cash equity commitment under the Equity Agreement as of December 31, 2016.

The Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock. Thermo may convert shares of nonvoting common stock into shares of common stock as needed to comply with these ownership limitations.

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

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets, and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2016	2015
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$17,595	$18,932
Service cost	195	111
Interest cost	758	744
Actuarial (gain) loss	381	(1,071)
Benefits paid	(1,151)	(1,121)
Projected benefit obligation, end of year	$17,778	$17,595
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$12,785	$13,433
Return on plan assets	937	66
Employer contributions	324	407
Benefits paid	(1,151)	(1,121)
Fair value of plan assets, end of year	$12,895	$12,785
Funded status, end of year-net liability	$(4,883)	$(4,810)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net periodic benefit cost:
Service cost	$195	$111	$103
Interest cost	758	744	781
Expected return on plan assets	(808)	(862)	(932)
Amortization of unrecognized net actuarial loss	473	512	281
Total net periodic benefit cost	$618	$505	$233

Amounts recognized in the consolidated balance sheet were as follows (in thousands):

	December 31,
	2016	2015
Amounts recognized:
Funded status recognized in other non-current liabilities	$(4,883)	$(4,810)
Net actuarial loss recognized in accumulated other comprehensive loss	5,942	6,163
Net amount recognized in retained deficit	$1,059	$1,353

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2016	2015	2014
Benefit obligation assumptions:
Discount rate	4.15%	4.38%	4.03%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	4.38%	4.03%	4.80%
Expected rate of return on plan assets	6.50%	6.50%	7.12%
Rate of compensation increase	N/A	N/A	N/A

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

	December 31,
	2016	2015
Equity securities	56%	55%
Debt securities	44	45
Total	100%	100%

The fair values of the Company’s pension plan assets by asset category were as follows (in thousands):

	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$5,705	$—	$5,705	$—
International equity securities	1,460	—	1,460	—
Fixed income securities	4,028	—	4,028	—
Other	1,702	—	1,702	—
Total	$12,895	$—	$12,895	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$5,688	$—	$5,688	$—
International equity securities	1,370	—	1,370	—
Fixed income securities	4,026	—	4,026	—
Other	1,701	—	1,701	—
Total	$12,785	$—	$12,785	$—

  Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan was $17.8 million and $17.6 million at December 31, 2016 and 2015, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2017	$974
2018	981
2019	1,002
2020	1,002
2021	1,003
2022 - 2026	5,379

For 2016 and 2015, the Company contributed $0.3 million and $0.4 million, respectively, to the Globalstar Plan.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.3 million, $0.3 million and $0.3 million for 2016, 2015, and 2014, respectively.

11. TAXES

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal tax	$—	$—	$—
State tax	18	34	20
Foreign tax	(6,561)	(211)	2,430
Total	(6,543)	(177)	2,450
Deferred:
Federal and state tax	—	—	—
Foreign tax provision (benefit)	—	1,569	(1,569)
Total	—	1,569	(1,569)
Income tax expense (benefit)	$(6,543)	$1,392	$881

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. income (loss)	$(103,494)	$109,411	$(461,250)
Foreign income (loss)	(35,695)	(35,697)	(735)
Total income (loss) before income taxes	$(139,189)	$73,714	$(461,985)

As of December 31, 2016, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $1.6 billion and $197.4 million, respectively. As of December 31, 2015, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $1.5 billion and $142.6 million, respectively. The net operating loss carryforwards expire from 2017 through 2035.

The Company has not provided U.S. income taxes and foreign withholding taxes on approximately $1.8 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the U.S. Should the Company decide to repatriate these foreign earnings, the Company would have to adjust the income tax provision in the period in which management determines that it intends to repatriate the earnings.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2016	2015
Federal and foreign net operating loss and credit carryforwards	$712,799	$641,001
Property and equipment and other long-term assets	(58,379)	(32,698)
Accruals and reserves	21,071	25,124
Deferred tax assets before valuation allowance	675,491	633,427
Valuation allowance	(675,491)	(633,427)
Net deferred income tax assets	$—	$—

The change in the valuation allowance during 2016 and 2015 of $42.1 million and $50.6 million, respectively, was due to the Company providing valuation allowances against all of the tax benefit generated from the consolidated net losses in both periods. The change in property and equipment and other long-term deferred tax assets during 2016 and 2015 was driven primarily by depreciation due to the difference between tax and book depreciable lives.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Provision at U.S. statutory rate of 35%	$(48,722)	$25,788	$(161,702)
State income taxes, net of federal benefit	(6,193)	6,597	(27,656)
Change in valuation allowance (excluding impact of foreign exchange rates)	36,631	(39,686)	136,717
Effect of foreign income tax at various rates	4,844	4,739	243
Permanent differences	10,331	7,046	33,138
Change in unrecognized tax benefit	(6,313)	712	(3,839)
Net change in permanent items due to provision to tax return	3,222	(3,099)	21,008
Other (including amounts related to prior year tax matters)	(343)	(705)	2,972
Total	$(6,543)	$1,392	$881

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

Neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state jurisdiction in the United States. The Company's corporate U.S. tax returns for 2012 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

 The Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of December 31, 2016 and 2015, the Company had recorded a tax liability of $1.1 million and $0.3 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners, which is included in Intangible and Other Assets in the accompanying balance sheets. In addition, an agreement was reached in November 2014 to settle other outstanding refinancing contingencies by utilization of the Brazilian tax amnesty program and the accumulated fiscal losses related to tax periods preceding the date of the agreement. While the Brazilian tax authorities have not given final confirmation of the settlement, the Company does not currently maintain a corresponding liability on its consolidated balance sheet as the Company believes additional liability is remote. The Company may be exposed to liabilities in the future if its subsidiary in Brazil, after making use of all available tax benefits and fiscal losses, incurs additional tax liabilities for which it may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2006 and subsequent years in most of the Company's international tax jurisdictions.

A rollforward of the Company's unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2016	$3,830
Gross increase (decrease) based on tax positions related to current year	245
Gross increase (decrease) based on tax positions related to prior years:
Lapse of applicable statute of limitations	(4,075)
Gross unrecognized tax benefits at December 31, 2016	$—

Gross unrecognized tax benefits at January 1, 2015	$3,550
Gross increase (decrease) based on tax positions related to current year	280
Gross increase (decrease) based on tax positions related to prior years	—
Gross unrecognized tax benefits at December 31, 2015	$3,830

During 2016, as a result of the expiration of the statute of limitations associated with the tax position of a foreign subsidiary, the Company removed $4.1 million in unrecognized tax positions and $2.2 million in related interest and penalties from non-current liabilities on its consolidated balance sheet. This adjustment resulted in a corresponding tax benefit in the Company's consolidated statements of operations. The Company classified interest and penalties as a component of income tax expense pursuant to ASC Topic 740 Accounting for Uncertainty in Income Taxes.

In October 2016, the U.S. Department of the Treasury released final and temporary regulations under Section 385 of the U.S. Internal Revenue Code. The final regulations strengthen the tax rules distinguishing between debt and equity specific to related party transactions. The Company continues to evaluate the impact these regulations will have on its current accounting and tax policies and procedures, however it does not believe that they will have a material impact on the consolidated financial statements.

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

	Year Ended December 31,
	2016	2015	2014
Revenues:
Service:
United States	$56,868	$50,832	$46,519
Canada	16,038	14,553	14,584
Europe	6,955	5,738	5,536
Central and South America	2,659	2,407	2,623
Others	549	594	561
Total service revenue	83,069	74,124	69,823
Subscriber equipment:
United States	7,441	7,823	10,931
Canada	3,122	4,339	5,668
Europe	1,533	1,710	2,123
Central and South America	1,413	2,087	1,279
Others	283	407	240
Total subscriber equipment revenue	13,792	16,366	20,241
Total revenue	$96,861	$90,490	$90,064

	Year Ended December 31,
	2016	2015
Long-lived assets:
United States	$1,035,331	$1,073,327
Canada	670	510
Europe	408	484
Central and South America	3,084	2,782
Other	226	457
Total long-lived assets	$1,039,719	$1,077,560

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$(132,646)	$72,322	$(462,866)
Effect of dilutive securities:
2013 8.00% Notes	—	2,398	—
Thermo Loan Agreement	—	8,903	—
Income (loss) to common stockholders plus assumed conversions	$(132,646)	$83,623	$(462,866)
Weighted average common shares outstanding:
Basic shares outstanding	1,064,443	1,020,149	934,356
Incremental shares from assumed exercises, conversions, and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	—	8,559	—
2013 8.00% Notes	—	27,853	—
Thermo Loan Agreement	—	136,710	—
Warrants and other	—	37,123	—
Diluted shares outstanding	1,064,443	1,230,394	934,356
Income (loss) per share:
Basic	$(0.12)	$0.07	$(0.50)
Diluted	$(0.12)	$0.07	$(0.50)

For the years ended December 31, 2016, and 2014, 204.2 million and 194.4 million shares of potential common stock, respectively, were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

14. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests.  Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants.  The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2016 and 2015, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 26.6 million and 29.9 million, respectively.

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

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1 - 2%	Less than 1 - 2%	Less than 1 - 2%
Expected term of options (years)	5	6	5
Volatility	65%	72%	72%
Weighted average grant-date fair value per share	$1.04	$1.43	$1.67

The following table represents the Company’s stock option activity for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	7,964,680	$1.36
Granted	1,139,800	1.93
Exercised	(178,400)	0.54
Forfeited or expired	(203,475)	2.14
Outstanding at December 31, 2016	8,722,605	1.43

Exercisable at December 31, 2016	6,808,078	$1.24

The following table summarizes the aggregate intrinsic value of stock options exercised during the years indicated below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Intrinsic value of stock options exercised	$199	$492	$5,083

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Net cash proceeds during the year ended December 31, 2016 from the exercise of stock options were $1.0 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2016 was $4.1 million with a remaining contractual life of 6.0 years. The aggregate intrinsic value of all vested stock options at December 31, 2016 was $3.9 million with a remaining contractual life of 5.2 years.

The following table presents compensation expense related to stock options for the years indicated below (in millions):

	Year Ended December 31,
	2016	2015	2014
Total compensation expense	$1.4	$1.2	$1.5

As of December 31, 2016, unrecognized compensation expense related to nonvested stock options outstanding was approximately $1.9 million to be recognized over a weighted-average period of 1.7 years.

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

	Year Ended December 31,
	2016	2015	2014
Weighted average grant-date fair value	$1.56	$1.84	$3.32

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	1,380,665	$2.09
Granted	2,323,360	1.56
Vested	(1,150,811)	1.78
Forfeited	(24,382)	1.90
Nonvested at December 31, 2016	2,528,832	$1.75

The following table represents the compensation expense related to restricted stock for the years indicated below (in millions):

	Year Ended December 31,
	2016	2015	2014
Total compensation expense	$2.2	$1.4	$1.6

The total fair value of restricted stock awards vested during 2016, 2015 and 2014 was $1.4 million, $1.2 million, and $3.0 million, respectively. As of December 31, 2016, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $3.4 million to be recognized over a weighted-average period of 2.0 years.

Key Employee Bonus Plan

The Company has an annual bonus plan designed to reward designated key employees' efforts to exceed the Company's financial performance goals for the designated calendar year ("Plan Year"). The bonus pool available for distribution is determined based on the Company's adjusted EBITDA performance during the Plan Year. The bonus may be paid in cash or the Company's common stock, as determined by the Compensation Committee. During 2016, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the bonus plan document. As of December 31, 2016, $0.8 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which will be made in the form of common stock.

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

For the years ended December 31, 2016 and 2015, the Company received $0.7 million and $0.6 million, respectively, related to shares issued under this plan. For both 2016 and 2015 the Company recorded compensation expense of approximately $0.4 million, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 3.7 million shares through December 31, 2016 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	Less than 1.00%	Less than 1.00%
Expected term (months)	6	6
Volatility	108%	100%
Weighted average grant-date fair value per share	$0.61	$1.07

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2016	2015
Accumulated minimum pension liability adjustment	$(5,942)	$(6,163)
Accumulated net foreign currency translation adjustment	564	1,330
Total accumulated other comprehensive loss	$(5,378)	$(4,833)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information (amounts in thousands, except per share data):

	Quarter Ended
2016	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$21,836	$25,086	$25,544	$24,395
Loss from operations	$(15,698)	$(16,411)	$(14,763)	$(16,804)
Net income (loss)	$(26,947)	$14,099	$(2,577)	$(117,221)
Basic income (loss) per common share	$(0.03)	$0.01	$—	$(0.11)
Diluted income (loss) per common share	$(0.03)	$0.01	$—	$(0.11)
Shares used in basic per share calculations	1,041,028	1,049,381	1,080,313	1,086,631
Shares used in diluted per share calculations	1,041,028	1,249,672	1,080,313	1,086,631

	Quarter Ended
2015	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$21,022	$23,023	$23,678	$22,767
Loss from operations	$(17,185)	$(17,417)	$(16,089)	$(15,913)
Net income (loss)	$(129,727)	$204,767	$24,098	$(26,816)
Basic income (loss) per common share	$(0.13)	$0.20	$0.02	$(0.03)
Diluted income (loss) per common share	$(0.13)	$0.17	$0.02	$(0.03)
Shares used in basic per share calculations	1,000,845	1,009,917	1,031,398	1,037,880
Shares used in diluted per share calculations	1,000,845	1,205,450	1,234,551	1,037,880

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the Company’s issuance of the 2013 8.00% Notes, certain of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly, and severally guaranteed the payment obligations under these notes. The following condensed financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows for Globalstar, Inc. (“Parent Company”), the Guarantor Subsidiaries and the Parent Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”).

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,259	$1,327	$1,644	$—	$10,230
Accounts receivable, net of allowance	5,938	6,340	2,941	—	15,219
Intercompany receivables	897,691	678,707	32,040	(1,608,438)	—
Inventory	2,266	4,354	1,473	—	8,093
Prepaid expenses and other current assets	1,570	955	2,063	—	4,588
Total current assets	914,724	691,683	40,161	(1,608,438)	38,130
Property and equipment, net	1,031,623	3,708	4,384	4	1,039,719
Restricted cash	37,983	—	—	—	37,983
Intercompany notes receivable	8,901	—	6,436	(15,337)	—
Investment in subsidiaries	(280,557)	73,029	36,146	171,382	—
Prepaid second-generation ground costs	—	—	—	—	—
Intangibles and other assets, net	15,259	128	1,407	(12)	16,782
Total assets	$1,727,933	$768,548	$88,534	$(1,452,401)	$1,132,614
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$75,755	$—	$—	$—	$75,755
Debt restructuring fees	20,795	—	—	—	20,795
Accounts payable	2,624	3,490	1,385	—	7,499
Accrued contract termination charge	18,451	—	—	—	18,451
Accrued expenses	10,573	5,884	6,705	—	23,162
Intercompany payables	636,336	750,084	221,980	(1,608,400)	—
Payables to affiliates	309	—	—	—	309
Deferred revenue	1,576	19,304	5,599	—	26,479
Total current liabilities	766,419	778,762	235,669	(1,608,400)	172,450
Long-term debt, less current portion	500,524	—	—	—	500,524
Employee benefit obligations	4,883	—	—	—	4,883
Intercompany notes payable	6,435	—	8,901	(15,336)	—
Derivative liabilities	281,171	—	—	—	281,171
Deferred revenue	5,567	299	11	—	5,877
Other non-current liabilities	1,115	325	4,450	—	5,890
Total non-current liabilities	799,695	624	13,362	(15,336)	798,345
Stockholders' equity (deficit)	161,819	(10,838)	(160,497)	171,335	161,819
Total liabilities and shareholders' equity (deficit)	$1,727,933	$768,548	$88,534	$(1,452,401)	$1,132,614

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,530	$719	$3,227	$—	$7,476
Accounts receivable, net of allowance	4,860	5,215	4,461	—	14,536
Intercompany receivables	839,215	609,500	54,507	(1,503,222)	—
Inventory	2,148	6,321	3,554	—	12,023
Prepaid expenses and other current assets	2,399	291	1,766	—	4,456
Total current assets	852,152	622,046	67,515	(1,503,222)	38,491
Property and equipment, net	1,069,605	3,722	4,587	(354)	1,077,560
Restricted cash	37,918	—	—	—	37,918
Intercompany notes receivable	12,037	—	5,355	(17,392)	—
Investment in subsidiaries	(274,453)	58,686	32,945	182,822	—
Prepaid second-generation ground costs	8,929	—	—	—	8,929
Intangible and other assets, net	11,384	280	464	(11)	12,117
Total assets	$1,717,572	$684,734	$110,866	$(1,338,157)	$1,175,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,835	$—	$—	$—	$32,835
Accounts payable	4,292	2,439	1,387	—	8,118
Accrued contract termination charge	19,121	—	—	—	19,121
Accrued expenses	9,816	6,949	5,674	—	22,439
Intercompany payables	585,091	706,913	211,188	(1,503,192)	—
Payables to affiliates	616	—	—	—	616
Deferred revenue	1,980	17,722	4,200	—	23,902
Total current liabilities	653,751	734,023	222,449	(1,503,192)	107,031
Long-term debt, less current portion	548,286	—	—	—	548,286
Employee benefit obligations	4,810	—	—	—	4,810
Intercompany notes payable	5,563	—	11,818	(17,381)	—
Derivative liabilities	239,642	—	—	—	239,642
Deferred revenue	6,027	386	—	—	6,413
Debt restructuring fees	20,795	—	—	—	20,795
Other non-current liabilities	1,567	305	9,035	—	10,907
Total non-current liabilities	826,690	691	20,853	(17,381)	830,853
Stockholders' equity (deficit)	237,131	(49,980)	(132,436)	182,416	237,131
Total liabilities and shareholders' equity (deficit)	$1,717,572	$684,734	$110,866	$(1,338,157)	$1,175,015

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$70,460	$34,428	$43,130	$(64,949)	$83,069
Subscriber equipment sales	584	9,380	6,545	(2,717)	13,792
Total revenue	71,044	43,808	49,675	(67,666)	96,861
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	20,569	5,929	10,976	(5,566)	31,908
Cost of subscriber equipment sales	207	7,481	4,931	(2,712)	9,907
Marketing, general and administrative	21,691	4,847	73,679	(59,235)	40,982
Reduction in the value of long-lived assets	350	—	—	—	350
Depreciation, amortization and accretion	75,896	802	1,054	(362)	77,390
Total operating expenses	118,713	19,059	90,640	(67,875)	160,537
Income (loss) from operations	(47,669)	24,749	(40,965)	209	(63,676)
Other income (expense):
Gain (loss) on equity issuance	2,789	—	(389)	—	2,400
Interest income and expense, net of amounts capitalized	(35,754)	(24)	(164)	(10)	(35,952)
Derivative loss	(41,531)	—	—	—	(41,531)
Equity in subsidiary earnings	(9,803)	(15,670)	—	25,473	—
Other	(678)	92	17	139	(430)
Total other income (expense)	(84,977)	(15,602)	(536)	25,602	(75,513)
Income (loss) before income taxes	(132,646)	9,147	(41,501)	25,811	(139,189)
Income tax expense (benefit)	—	18	(6,561)	—	(6,543)
Net income (loss)	$(132,646)	$9,129	$(34,940)	$25,811	$(132,646)
Defined benefit pension plan liability adjustment	221	—	—	—	221
Net foreign currency translation adjustment	—	—	(759)	(7)	(766)
Total comprehensive income (loss)	$(132,425)	$9,129	$(35,699)	$25,804	$(133,191)

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$66,024	$30,803	$37,887	$(60,590)	$74,124
Subscriber equipment sales	808	12,093	8,444	(4,979)	16,366
Total revenue	66,832	42,896	46,331	(65,569)	90,490
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	18,775	6,474	12,348	(6,982)	30,615
Cost of subscriber equipment sales	64	10,580	6,147	(4,977)	11,814
Marketing, general and administrative	19,492	5,758	65,660	(53,492)	37,418
Depreciation, amortization and accretion	75,313	1,203	1,212	(481)	77,247
Total operating expenses	113,644	24,015	85,367	(65,932)	157,094
Income (loss) from operations	(46,812)	18,881	(39,036)	363	(66,604)
Other income (expense):
Loss on extinguishment of debt	(2,254)	—	—	—	(2,254)
Loss on equity issuance	(6,663)	—	—	—	(6,663)
Interest income and expense, net of amounts capitalized	(35,301)	(27)	(536)	10	(35,854)
Derivative gain	181,860	—	—	—	181,860
Equity in subsidiary earnings	(19,467)	(13,345)	—	32,812	—
Other	959	465	1,599	206	3,229
Total other income (expense)	119,134	(12,907)	1,063	33,028	140,318
Income (loss) before income taxes	72,322	5,974	(37,973)	33,391	73,714
Income tax expense	—	34	1,358	—	1,392
Net income (loss)	$72,322	$5,940	$(39,331)	$33,391	$72,322
Defined benefit pension plan liability adjustment	787	—	—	—	787
Net foreign currency translation adjustment	—	—	(2,742)	20	(2,722)
Total comprehensive income (loss)	$73,109	$5,940	$(42,073)	$33,411	$70,387

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$75,590	$5,069	$22,252	$(33,088)	$69,823
Subscriber equipment sales	434	14,568	11,212	(5,973)	20,241
Total revenue	76,024	19,637	33,464	(39,061)	90,064
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	11,320	9,586	9,401	(639)	29,668
Cost of subscriber equipment sales	2,220	9,492	11,861	(8,716)	14,857
Cost of subscriber equipment sales - reduction in the value of inventory	7,362	6,776	7,546	—	21,684
Marketing, general and administrative	7,171	16,253	14,947	(4,851)	33,520
Reduction in the value of long-lived assets	44	40	—	—	84
Depreciation, amortization and accretion	76,656	10,176	25,270	(25,956)	86,146
Total operating expenses	104,773	52,323	69,025	(40,162)	185,959
Income (loss) from operations	(28,749)	(32,686)	(35,561)	1,101	(95,895)
Other income (expense):
Loss on extinguishment of debt	(39,846)	—	—	—	(39,846)
Loss on equity issuance	(748)	—	—	—	(748)
Interest income and expense, net of amounts capitalized	(42,636)	(34)	(563)	—	(43,233)
Derivative loss	(286,049)	—	—	—	(286,049)
Equity in subsidiary earnings	(67,150)	(4,734)	—	71,884	—
Other	2,312	593	1,411	(530)	3,786
Total other income (expense)	(434,117)	(4,175)	848	71,354	(366,090)
Income (loss) before income taxes	(462,866)	(36,861)	(34,713)	72,455	(461,985)
Income tax expense	—	20	861	—	881
Net income (loss)	$(462,866)	$(36,881)	$(35,574)	$72,455	$(462,866)
Defined benefit pension plan liability adjustment	(2,467)	—	—	—	(2,467)
Net foreign currency translation adjustment	—	—	(1,320)	18	(1,302)
Total comprehensive income (loss)	$(465,333)	$(36,881)	$(36,894)	$72,473	$(466,635)

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities:	$8,642	$1,307	$(1,136)	$—	$8,813

Cash flows used in investing activities:
Second-generation network costs (including interest)	(12,901)	—	(269)	—	(13,170)
Property and equipment additions	(8,453)	(699)	(233)	—	(9,385)
Purchase of intangible assets	(1,996)				(1,996)
Change in restricted cash	(65)	—	—	—	(65)
Net cash used in investing activities	(23,415)	(699)	(502)	—	(24,616)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(32,835)	—	—	—	(32,835)
Proceeds from issuance of stock to Terrapin	48,000	—	—	—	48,000
Proceeds from issuance of common stock and exercise of options and warrants	3,337	—	—	—	3,337
Net cash provided by financing activities	18,502	—	—	—	18,502
Effect of exchange rate changes on cash	—	—	55	—	55
Net increase (decrease) in cash and cash equivalents	3,729	608	(1,583)	—	2,754
Cash and cash equivalents, beginning of period	3,530	719	3,227	—	7,476
Cash and cash equivalents, end of period	$7,259	$1,327	$1,644	$—	$10,230

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities:	$(2,349)	$1,767	$2,744	$—	$2,162

Cash flows used in investing activities:
Second-generation network costs (including interest)	(25,195)	—	—	—	(25,195)
Property and equipment additions	(2,608)	(1,720)	(1,195)	—	(5,523)
Purchase of intangible assets	(2,520)	—	—	—	(2,520)
Investment in businesses	(240)	—	—	—	(240)
Net cash used in investing activities	(30,563)	(1,720)	(1,195)	—	(33,478)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(6,450)	—	—	—	(6,450)
Proceeds from issuance of stock to Terrapin	39,000	—	—	—	39,000
Proceeds from issuance of common stock and exercise of options and warrants	726			—	726
Net cash provided by financing activities	33,276	—	—	—	33,276
Effect of exchange rate changes on cash	—	—	(1,605)	—	(1,605)
Net increase (decrease) in cash and cash equivalents	364	47	(56)	—	355
Cash and cash equivalents, beginning of period	3,166	672	3,283	—	7,121
Cash and cash equivalents, end of period	$3,530	$719	$3,227	$—	$7,476

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,770	$983	$228	$—	$3,981

Cash flows used in investing activities:
Second-generation network costs (including interest)	(14,604)	—	—	—	(14,604)
Property and equipment additions	(1,876)	(987)	(414)	—	(3,277)
Purchase of intangible assets	(1,396)	—	—	—	(1,396)
Net cash used in investing activities	(17,876)	(987)	(414)	—	(19,277)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(4,046)	—	—	—	(4,046)
Payment of deferred financing costs	(164)	—	—	—	(164)
Proceeds from issuance of common stock and exercise of options and warrants	9,547	—	—	—	9,547
Net cash provided by financing activities	5,337	—	—	—	5,337
Effect of exchange rate changes on cash	—	—	(328)	—	(328)
Net increase (decrease) in cash and cash equivalents	(9,769)	(4)	(514)	—	(10,287)
Cash and cash equivalents, beginning of period	12,935	676	3,797	—	17,408
Cash and cash equivalents, end of period	$3,166	$672	$3,283	$—	$7,121

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2016, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2016.

(b)	Changes in internal control over financial reporting

As of December 31, 2016, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2016.

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2016 and 2015
Consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014
Consolidated statements of stockholders’ equity for the years ended December 31, 2016, 2015, and 2014
Consolidated statements of cash flows for the years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is in the financial statements or notes thereto.

(3) Exhibits

See Exhibit Index

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

		By:	/s/ James Monroe III
Date:	February 23, 2017		James Monroe III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2017.

Signature	Title

/s/ James Monroe III	Chief Executive Officer and Chairman of the Board
James Monroe III	(Principal Executive Officer)

/s/ Rebecca S. Clary	Chief Financial Officer (Principal Financial and Accounting Officer)
Rebecca S. Clary

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ John Kneuer
John Kneuer	Director

/s/ J. Patrick McIntyre
J. Patrick McIntyre	Director

/s/ Kenneth M. Young
Kenneth M. Young	Director

/s/ Richard S. Roberts
Richard S. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amendment #2 to the Amended and Restated Certificate of Incorporate of Globalstar, Inc. (Appendix A to Definitive Information Statement filed June 14, 2013)

3.3*	Second Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 10-Q filed August 4, 2016)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*	Second Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 19, 2009)

4.3*	Form of 8.00% Senior Unsecured Convertible Note (Exhibit 4.2 to Form 8-K filed June 17, 2009)

4.4*	Form of Warrant issued June 19, 2009 (Exhibit 4.1 to Form 8-K filed June 17, 2009)

4.5*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Contingent Equity Agreement dated as of June 19, 2009 (Exhibit 4.1 to Form 10-Q filed August 10, 2009)

4.6*	Form of Warrant for issuance to Thermo Funding Company LLC pursuant to the Loan Agreement dated as of June 25, 2009 (Exhibit 4.2 to Form 10-Q filed August 10, 2009)

4.7*	Form of Amendment to Warrant to Purchase Common Stock (Exhibit 4.1 to Current Report on Form 8-K filed June 4, 2010)

4.8*
Fourth Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of May 20, 2013, including Form of Global 8% Convertible Senior Note due 2028 (Exhibit 4.1 to Form 8-K filed May 20, 2013)

10.1*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.2*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.3*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.4*†	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.5* †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011 (Exhibit 10.24 to Form 10-K filed March 13, 2012)

10.6* †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011 (Exhibit 10.25 to Form 10-K/A filed June 25, 2012)

10.7 *†	Amendment No. 7 to Contract between Globalstar and Hughes Network Systems LLC dated as of February 1, 2012 (Exhibit 10.1 to Form 10-Q filed May 10, 2012)

10.8*†	Letter Agreement dated March 30, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.2 to Form 10-Q filed May 10, 2012)

10.9*†	Letter Agreement dated June 26, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.1 to Form 10-Q filed August 9, 2012)

10.10*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated September 27, 2012 (Exhibit 10.2 to Form 10-Q filed November 14, 2012)

10.11*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated December 20, 2012 (Exhibit 10.30 to Form 10-K filed March 15, 2013)

10.12*†	Amendment No. 9 to Contract between Globalstar and Hughes Network Systems LLC dated as of January 13, 2013 (Exhibit 10.1 to Form 10-Q filed May 10, 2013)

10.13*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated March 26, 2013 (Exhibit 10.4 to Form 10-Q filed May 10, 2013)

10.14*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated June 28, 2013 (Exhibit 10.2 to Form 10-Q filed August 14, 2013)

10.15*	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated August 7, 2013 (Exhibit 10.8 to Form 10-Q filed November 14, 2013)

10.16*†	Amendment No. 10 to Contract between Globalstar and Hughes Network Systems LLC dated as of August 7, 2013 (Exhibit 10.9 to Form 10-Q filed November 14, 2013)

10.17*	Amendment No. 11 to Contract between Globalstar and Hughes Network Systems LLC dated as of December 17, 2013 (Exhibit 10.37 to Form 10-K filed March 11, 2014)

10.18*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014 (Exhibit 10.1 to Form 10-Q filed August 11, 2014)

10.19*	Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014 (Exhibit 10.2 to Form 10-Q filed August 11, 2014)

10.20*†	Amendment No.12 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of October 16, 2014 (Exhibit 10.2 to Form 10-Q filed November 6, 2014)

10.21*†	Amendment No.13 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of July 16, 2015 (Exhibit 10.1 to Form 10-Q filed August 10, 2015)

10.22†	Amendment No.14 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of December 16, 2016

10.23*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of December 3, 2015 (Exhibit 10.22 to Form 10-K filed February 26, 2016)

10.24*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of March 7, 2016 (Exhibit 10.1 to Form 10-Q filed May 5, 2016)

10.25*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of June14, 2016 (Exhibit 10.1 to Form 10-Q filed August 4, 2016)

10.26*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of September 21, 2016 (Exhibit 10.1 to Form 10-Q filed November 3, 2016)

10.27	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of December 6, 2016

10.28*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.29*†	Amendment No. 1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated April 2, 2015 (Exhibit 10.1 to Form 10-Q filed May 8, 2015)

10.30*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2008 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.31* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.32* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.33*†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of October 31, 2011 (Exhibit 10.30 to Form 10-K filed March 13, 2012)

10.34*†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011 (Exhibit 10.31 to Form 10-K filed March 13, 2012)

10.35*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of March 8, 2012 (Exhibit 10.3 to Form 10-Q filed May 10, 2012)

10.36*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of July 23, 2012 (Exhibit 10.2 to Form 10-Q filed August 9, 2012)

10.37*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of January 30, 2013 (Exhibit 10.3 to Form 10-Q filed May 10, 2013)

10.38*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of June 20, 2013 (Exhibit 10.1 to Form 10-Q filed August 14, 2013)

10.39*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of September 1, 2013 (Exhibit 10.7 to Form 10-Q filed November 14, 2013)

10.40*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. effective as of July 22, 2014 (Exhibit 10.1 to Form 10-Q filed November 6, 2014)

10.41*†	Amendment No.1 to Contract between Globalstar, Inc. and Ericsson Inc. effective as of April 2, 2015 (Exhibit 10.1 to Form 10-Q filed May 8, 2015)

10.42*†	Amendment No. 2 to Contract between Globalstar, Inc. and Ericsson Inc. effective as of August 11, 2015 (Exhibit 10.1 to Form 10-Q filed November 5, 2015)

10.43*	Amended and Restated Loan Agreement between Globalstar, Inc., and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Form 8-K filed August 22, 2013)

10.44*
Second Global Amendment and Restatement Agreement dated as of August 7, 2015 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto (Exhibit 10.2 to Form 10-Q filed August 10, 2015)

10.45*	Second Amended and Restated Facility Agreement dated as of August 7, 2015 between Globalstar, Inc., BNP Paribas and the other lenders thereto (Exhibit 10.3 to Form 10-Q filed August 10, 2015)

10.46*	Common Stock Purchase Agreement, dated as of August 7, 2015, by and between Globalstar, Inc. and Terrapin Opportunity, L.P. (Exhibit 10.1 to Form 8-K filed August 10, 2015)

10.47*	Amendment No.1 to Common Stock Purchase Agreement by and between Globalstar, Inc. and Terrapin Opportunity, L.P. dated as of December 11, 2015 (Exhibit 10.1 to Form 8-K filed February 25, 2016)

10.48*	Engagement Letter, dated as of August 7, 2015, by and between Globalstar, Inc. and Financial West Group (Exhibit 10.2 to Form 8-K filed August 10, 2015)

10.49*	Assignment and Assumption Agreement by and among Financial West Group, Merriman Capital, L.P. and Globalstar, Inc. dated as of February 4, 2016 (Exhibit 10.2 to Form 8-K filed February 25, 2016)

10.50*	2015 Equity Commitment and Loan Agreement with Thermo Funding II LLC dated August 7, 2015 (Exhibit 10.2 to Form 10-Q filed November 5, 2015)

Executive Compensation Plans and Agreements
10.51*	Second Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 29, 2016)

10.52*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.53*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.54*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.55*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.56*†	2014 Key Employee Cash Bonus Plan (Exhibit 10.1 to Form 10-Q filed May 8, 2014)

10.57*†	2015 Key Employee Cash Bonus Plan (Exhibit 10.2 to Form 10-Q filed May 8, 2015)

10.58*†	2016 Key Employee Cash Bonus Plan (Exhibit 10.53 to Form 10-K filed February 26, 2016)

10.59†	2017 Key Employee Cash Bonus Plan

10.60*	Letter Agreement with David Kagan dated January 11, 2016 (Exhibit 10.54 to Form 10-K filed February 26, 2016)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe Horwath LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.