Form 10-Q
period 2017-03-31
Globalstar, Inc.
filed 2017-05-04
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2017, 982,550,410 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue:
Service revenues	$21,481	$18,749
Subscriber equipment sales	3,171	3,087
Total revenue	24,652	21,836
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,974	7,591
Cost of subscriber equipment sales	2,096	2,178
Marketing, general and administrative	9,490	8,610
Depreciation, amortization and accretion	19,294	19,155
Total operating expenses	39,854	37,534
Loss from operations	(15,202)	(15,698)
Other income (expense):
Gain on equity issuance	706	151
Interest income and expense, net of amounts capitalized	(8,828)	(9,105)
Derivative gain (loss)	3,223	(1,344)
Other	(24)	(760)
Total other income (expense)	(4,923)	(11,058)
Loss before income taxes	(20,125)	(26,756)
Income tax expense	36	191
Net loss	$(20,161)	$(26,947)

Other comprehensive loss:
Foreign currency translation adjustments	(821)	(651)
Total comprehensive loss	$(20,982)	$(27,598)

Net loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	(0.02)	(0.03)
Weighted-average shares outstanding:
Basic	1,113,968	1,041,028
Diluted	1,113,968	1,041,028

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,535	$10,230
Accounts receivable, net of allowance of $4,151 and $3,966, respectively	12,918	15,219
Inventory	8,851	8,093
Prepaid expenses and other current assets	4,829	4,588
Total current assets	50,133	38,130
Property and equipment, net	1,027,356	1,039,719
Restricted cash	37,915	37,983
Intangible and other assets, net of accumulated amortization of $7,079 and $7,021, respectively	18,526	16,782
Total assets	$1,133,930	$1,132,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,755	$75,755
Debt restructuring fees	20,795	20,795
Accounts payable	6,208	7,499
Accrued contract termination charge	18,727	18,451
Accrued expenses	27,519	23,162
Payables to affiliates	236	309
Deferred revenue	26,867	26,479
Total current liabilities	176,107	172,450
Long-term debt, less current portion	507,504	500,524
Employee benefit obligations	4,917	4,883
Derivative liabilities	277,946	281,171
Deferred revenue	5,860	5,877
Other non-current liabilities	6,191	5,890
Total non-current liabilities	802,418	798,345

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,200,000,000 shares authorized; 982,539,816 and 972,602,824 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	98	97
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	13	13
Additional paid-in capital	1,663,882	1,649,315
Accumulated other comprehensive loss	(6,199)	(5,378)
Retained deficit	(1,502,389)	(1,482,228)
Total stockholders’ equity	155,405	161,819
Total liabilities and stockholders’ equity	$1,133,930	$1,132,614

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows provided by (used in) operating activities:
Net loss	$(20,161)	$(26,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	19,294	19,155
Change in fair value of derivative assets and liabilities	(3,223)	1,344
Stock-based compensation expense	1,190	785
Amortization of deferred financing costs	2,076	2,346
Provision for bad debts	418	(52)
Noncash interest and accretion expense	2,801	2,718
Change in fair value related to equity issuance	(706)	(151)
Unrealized foreign currency (gain) loss	(225)	761
Other, net	754	(26)
Changes in operating assets and liabilities:
Accounts receivable	1,957	(58)
Inventory	(320)	1,224
Prepaid expenses and other current assets	(829)	122
Other assets	(214)	39
Accounts payable and accrued expenses	2,140	1,574
Payables to affiliates	(73)	(1)
Other non-current liabilities	124	(655)
Deferred revenue	307	425
Net cash provided by operating activities	5,310	2,603
Cash flows used in investing activities:
Second-generation network costs (including interest)	(2,300)	(1,598)
Property and equipment additions	(1,004)	(2,949)
Purchase of intangible assets	(784)	(361)
Net cash used in investing activities	(4,088)	(4,908)
Cash flows provided by financing activities:
Proceeds from issuance of stock to Terrapin	12,000	6,500
Proceeds from issuance of common stock and exercise of options and warrants	18	28
Net cash provided by financing activities	12,018	6,528
Effect of exchange rate changes on cash	(3)	160
Net increase in cash, cash equivalents and restricted cash	13,237	4,383
Cash, cash equivalents and restricted cash, beginning of period	48,213	45,394
Cash, cash equivalents and restricted cash, end of period	$61,450	$49,777

	As of:
	March 31, 2017	December 31, 2016
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$23,535	$10,230
Restricted cash (See Note 3 for further discussion on restrictions)	37,915	37,983
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$61,450	$48,213

	Three Months Ended
	March 31, 2017	March 31, 2016
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$492	$—
Income taxes	17	—

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$971	$729
Capitalized accretion of debt discount and amortization of prepaid financing costs	1,229	1,031
Issuance of common stock for legal settlement	453	—
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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017 (the "2016 Annual Report"), and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted; however the Company plans on adopting this standard when it becomes effective on January 1, 2018. The Company has an internal project team that is evaluating the impact this standard will have on its financial statements, accounting systems and related disclosures. Currently, the Company expects that the most significant changes to the Company's revenue recognition accounting policies will be related to the following: 1) the allocation and timing of revenue recognized between service revenue and subscriber equipment sales, 2) the timing of service revenue recognized for breakage during certain customer's prepaid contracts and 3) the deferment of certain contract acquisition costs and the recognition of these costs over the expected life of a customer's contract. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect this ASU to have a material effect on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the impact this standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 is intended to reduce diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle pursuant to which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect it to have a material effect on the Company's condensed consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this standard effective with reporting periods beginning on January 1, 2017 and reflected the impact of this standard using a retrospective transition method for each period presented. Additionally, the Company added required disclosures pursuant to ASC 2016-18 to its condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's condensed consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-06 was issued to provide clarity on the scope and application for recognizing gains and losses from the sale or transfer of nonfinancial assets, and should be adopted concurrently with ASU 2014-09: Revenue from Contracts with Customers. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In February 2017, the FASB issued ASU 2017-07: Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's condensed consolidated financial statements and related disclosures.

In March 2017, the FASB Issued ASU 2017-08: Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's condensed consolidated financial statements and related disclosures.

2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Globalstar System:
Space component
First and second-generation satellites in service	$1,211,090	$1,211,090
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	48,695	48,400
Construction in progress:
Space component	452	81
Ground component	212,518	207,127
Next-generation software upgrades	10,898	10,223
Other	1,629	2,299
Total Globalstar System	1,534,803	1,528,741
Internally developed and purchased software	15,974	15,005
Equipment	9,968	9,875
Land and buildings	3,365	3,330
Leasehold improvements	1,896	1,893
Total property and equipment	1,566,006	1,558,844
Accumulated depreciation	(538,650)	(519,125)
Total property and equipment, net	$1,027,356	$1,039,719

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The ground component of construction in progress represents costs (including capitalized interest) associated with the Company's contracts with Hughes Network Systems, LLC ("Hughes") and Ericsson Inc. (“Ericsson”) related to the second-generation upgrades to the Company's ground infrastructure. The Company will begin depreciating this asset when the second-generation gateways are placed into commercial service. See Note 7: Commitments and Contingencies for further discussion of these contracts.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of March 31, 2017 consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of March 31, 2017, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

Pursuant to the Amended and Restated Contract for the construction of Globalstar Satellites for the Second Generation Constellation between the Company and Thales Alenia Space France ("Thales"), dated and executed in June 2009 (the "2009 Contract"), the Company paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the LLI to be procured by Thales on the Company's behalf. The LLI were to be used in the construction of the Phase 3 satellites for the Company. As reflected on the Company's condensed consolidated balance sheets and in the above table, the Company believes that it owns the LLI and that title to the LLI transferred to the Company upon payment. The Company has asked Thales to turn over the LLI. Despite historical statements to the contrary, Thales currently disputes the Company's ownership of the LLI and has asserted that the Company released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully in Note 7: Commitments and Contingencies. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of the LLI to the Company. The Company disputes Thales' assertions and is considering its rights and remedies to recover the LLI. At this time, the Company cannot predict the outcome related to this dispute, including, without limitation, the likelihood of any settlement or the probability of success with respect to any litigation that the Company may determine to commence with respect to the LLI.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest costs eligible to be capitalized	$12,436	$11,845
Interest costs recorded in interest income (expense), net	(8,333)	(8,579)
Net interest capitalized	$4,103	$3,266

The following table summarizes depreciation expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Depreciation expense	$19,234	$19,049

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	March 31, 2017			December 31, 2016
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$543,011	$42,763	$500,248	$543,011	$45,651	$497,360
Thermo Loan Agreement	96,810	28,841	67,969	93,962	29,615	64,347
8.00% Convertible Senior Notes Issued in 2013	17,126	2,084	15,042	17,126	2,554	14,572
Total Debt	656,947	73,688	583,259	654,099	77,820	576,279
Less: Current Portion	75,755	—	75,755	75,755	—	75,755
Long-Term Debt	$581,192	$73,688	$507,504	$578,344	$77,820	$500,524

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date. These short-term debt obligations are significant and the Company believes these obligations will be in excess of its cash flows from operations. The Company intends to raise funds in sufficient amounts to make these payments; however, the source of funds has not yet been fully arranged.

Facility Agreement

In 2009, the Company entered into the Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank (formerly Calyon) and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent. The Facility Agreement was amended and restated in July 2013 and August 2015.

The Facility Agreement is scheduled to mature in December 2022. As of March 31, 2017, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance (as assigned by COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. The covenants in the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. The Company is currently in discussions with the agent for the lenders regarding its 2017 annual business plan, as contemplated by the terms of the Facility Agreement.

Pursuant to the terms of the Facility Agreement, the Company has the ability to cure noncompliance with financial covenants with Equity Cure Contributions (as described below) through a date as late as June 2019. If the Company violates any of these covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of March 31, 2017, the Company was in compliance with respect to the covenants of the Facility Agreement.

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants through a date as late as June 2019, subject to the conditions set forth in the Facility Agreement. The Company has drawn funds from its common stock purchase agreements with Terrapin Opportunity, L.P. ("Terrapin") and used these funds as Equity Cure Contributions under the Facility Agreement. The Company anticipates that it will need to obtain additional Equity Cure Contributions to maintain compliance with financial covenants under the Facility Agreement for the measurement periods ended June 30, 2017 and December 31, 2017. The source of funds for these Equity Cure Contributions has not yet been fully arranged. The Company is currently in discussions with its lenders regarding the modification of certain terms in the Facility Agreement.

The Facility Agreement also requires the Company to maintain a total of $37.9 million in a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. As of March 31, 2017, the balance in the debt service reserve account, which was established with the proceeds of the loan agreement with Thermo discussed below, was $37.9 million and classified as restricted cash on the Company's condensed consolidated balance sheets.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement, the Company amended and restated its loan agreement with Thermo (as amended and restated, the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to all of the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2017, $53.3 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

The amount by which the if-converted value of the Thermo Loan Agreement exceeds the principal amount at March 31, 2017, assuming conversion at the closing price of the Company's common stock on that date of $1.60 per share, is approximately $108.6 million.

8.00% Convertible Senior Notes Issued in 2013

The 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") are convertible into shares of common stock at a conversion price of $0.73 (as adjusted) per share of common stock, or 1,370 shares of the Company’s common stock per $1,000 principal amount of the 2013 8.00% Notes. The conversion price of the 2013 8.00% Notes is adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "Indenture").

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of March 31, 2017, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

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

As of March 31, 2017, holders had converted a total of $39.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 72.1 million shares of voting common stock. There were no conversions during the three-month period ended March 31, 2017.

Holders who convert 2013 8.00% Notes receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of March 31, 2017, no conversions had been initiated but not yet fully settled.

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

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at March 31, 2017, assuming conversion at the closing price of the Company's common stock on that date of $1.60 per share, is approximately $20.3 million.

Warrants Outstanding

Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 9: Related Party Transactions in the Consolidated Financial Statements in the 2016 Annual Report for a description of the Contingent Equity Agreement), the Company issued to Thermo 41.5 million warrants at a strike price of $0.01 to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants were issued between June 2009 and June 2012 and have a five-year exercise period from issuance. Thermo has exercised warrants to purchase approximately 16.9 million of these shares prior to the expiration of the associated warrants. As of March 31, 2017, 24.6 million warrants remain outstanding under this agreement, all of which are scheduled to expire in June 2017.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

In August 2015, the Company entered into a common stock purchase agreement with Terrapin pursuant to which the Company could require Terrapin to purchase up to $75.0 million of shares of the Company’s voting common stock over the 24-month term following the date of the agreement. Through the term of this agreement, Terrapin purchased a total of 67.3 million shares of voting common stock for a total purchase price of $75.0 million. During the three months ended March 31, 2017, the Company drew $12.0 million and issued to Terrapin 8.9 million shares of voting common stock. No funds remain available under this agreement.

4. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments is designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Derivative assets:
Interest rate cap	$2	$4
Total derivative assets	$2	$4
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(25,505)	$(26,664)
Compound embedded derivative with the Thermo Loan Agreement	(252,441)	(254,507)
Total derivative liabilities	$(277,946)	$(281,171)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest rate cap	$(2)	$(4)
Compound embedded derivative with the 2013 8.00% Notes	1,159	449
Compound embedded derivative with the Thermo Loan Agreement	2,066	(1,789)
Total derivative gain (loss)	$3,223	$(1,344)

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Thermo Loan Agreement. These embedded derivatives required bifurcation from the debt host agreement and are recorded as a derivative liability on the Company’s condensed consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of its compound embedded derivative liabilities using a blend of a Monte Carlo simulation model and market prices. See Note 5: Fair Value Measurements for further discussion.

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

Recurring Fair Value Measurements

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$2	$—	$2
Total assets measured at fair value	$—	$2	$—	$2

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(1,964)	$—	$(1,964)
Compound embedded derivative with 2013 8.00% Notes	—	—	(25,505)	(25,505)
Compound embedded derivative with the Thermo Loan Agreement	—	—	(252,441)	(252,441)
Total liabilities measured at fair value	$—	$(1,964)	$(277,946)	$(279,910)

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$4	$—	$4
Total assets measured at fair value	$—	$4	$—	$4

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(2,706)	$—	$(2,706)
Liability for stock issuance due to legal settlement	—	(389)	—	(389)
Compound embedded derivative with 2013 8.00% Notes	—	—	(26,664)	(26,664)
Compound embedded derivative with the Thermo Loan Agreement	—	—	(254,507)	(254,507)
Total liabilities measured at fair value	$—	$(3,095)	$(281,171)	$(284,266)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

As described in Note 7: Commitments and Contingencies, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature requires the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. The value of this option is calculated using a Black-Scholes pricing model. This liability is marked-to-market at each balance sheet date and through the settlement date.

Liability for future stock issuance due to legal settlement

As described in Note 7: Commitments and Contingencies, the Company settled litigation related to its Brazilian subsidiary in October 2016 through the payment of Globalstar common stock. In connection with this settlement, the Company agreed to provide downside protection for the difference between the total settlement amount and the total amount of gross proceeds the counterparty receives from the sale of these shares. An estimate of $0.4 million for this liability was recorded in accrued expenses in the Company's condensed consolidated financial statements as of December 31, 2016. In March 2017, the Company settled this liability through the final payment of approximately 0.3 million shares of Globalstar common stock.

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	March 31, 2017
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	100% - 105%	1.0%	$0.73	25%	$1.60
Compound embedded derivative with the Thermo Loan Agreement	40% - 105%	2.1%	$0.73	25%	$1.60

	December 31, 2016
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	100% - 110%	1.0%	$0.73	25%	$1.58
Compound embedded derivative with the Thermo Loan Agreement	40% - 110%	2.2%	$0.73	25%	$1.58

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$(281,171)	$(239,642)
Unrealized gain (loss), included in derivative gain (loss)	3,225	(1,344)
Balance at end of period	$(277,946)	$(240,986)

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

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Thermo Loan Agreement	$67,969	$50,622	$64,347	$47,874
2013 8.00% Notes	15,042	14,845	14,572	14,350

6. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued interest	$5,669	$381
Accrued liability for potential stock issuance to Hughes	1,964	2,706
Accrued compensation and benefits	3,320	3,193
Accrued property and other taxes	4,319	4,173
Accrued customer liabilities and deposits	3,919	3,907
Accrued professional and other service provider fees	3,532	2,544
Accrued commissions	928	858
Accrued telecommunications expenses	716	709
Accrued satellite and ground costs	545	2,076
Accrued inventory	584	90
Accrued liability for legal settlement	—	389
Other accrued expenses	2,023	2,136
Total accrued expenses	$27,519	$23,162

Accrued liability for potential stock issuance to Hughes includes the estimated value of the downside protection that the Company provided to Hughes in connection with its April 2015 agreement (as amended).  See Note 5: Fair Value Measurements and Note 7: Commitments and Contingencies for further discussion.

Other accrued expenses include primarily capital lease obligations, warranty reserve, occupancy costs, advertising costs, payments to independent gateway operators ("IGOs") and estimated payroll shortfall under the Cooperative Endeavor Agreement with the Louisiana Department of Economic Development.

Other non-current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Long-term accrued interest	$193	$99
Asset retirement obligation	1,445	1,443
Deferred rent and other deferred expense	420	470
Liability related to the Cooperative Endeavor Agreement with the State of Louisiana	405	445
Foreign tax contingencies	3,695	3,346
Capital lease obligations	33	87
Total other non-current liabilities	$6,191	$5,890

7. COMMITMENTS AND CONTINGENCIES

Contractual Obligations - Next-Generation Gateways and Other Ground Facilities

As of March 31, 2017, the Company had purchase commitments with Thales, Hughes and Ericsson related to the procurement, deployment and maintenance of the second-generation network.  The Company is obligated to make payments under these purchase commitments totaling approximately $1.1 million during 2017, all of which are owed Ericsson and were accrued on its condensed consolidated balance sheet as of March 31, 2017.

Hughes designed, supplied and implemented the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of the Company’s gateways. Hughes also provided the satellite interface chips to be used in various second-generation Globalstar devices. Ericsson developed, implemented and installed the Company's ground interface, or core network system, at certain of the Company's gateways. The second-generation Ericsson core links the Hughes RANs to the public-switched telephone network (“PSTN”), cellular networks and Internet. In December 2016, the Company formally accepted all contract deliverables under the core contracts for both Hughes and Ericsson necessary to deploy its second-generation ground infrastructure. In the near future, the Company will complete certain add-ons outside of the scope of the core contracts, which include certain punch list items with Ericsson and the installation of second-generation RANs at certain additional gateways.

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. In the April 2015 agreement (as amended), the Company agreed to provide downside protection through June 30, 2017. This feature requires that the Company issue additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. Pursuant to this agreement, the Company recorded a liability of $2.0 million as of March 31, 2017 and $2.7 million as of December 31, 2016. The Company calculated these estimates of the value of this option using a Black-Scholes pricing model and an estimate of the number of shares of common stock held by Hughes as of each balance sheet date. This liability is marked-to-market at each balance sheet date and through the settlement date. The Company records gains and losses resulting from changes in the value of this liability in its condensed consolidated statement of operations.

Other Second-Generation Commitments

Various maintenance, licensing and royalty agreements are necessary for the use of proprietary, third-party technology embedded in the Company's second-generation ground infrastructure and products. The fees due under these maintenance and license agreements are projected to be up to approximately $3.6 million per year and will be recognized in the Company's condensed consolidated statement of operations over the maintenance and license terms, which are expected to begin at various times during 2017 and 2018. The fees due under the royalty agreements will fluctuate based on product sales and will be recognized in the Company's condensed consolidated statement of operations on a per unit basis as second-generation products are manufactured, sold or activated. As of March 31, 2017, a portion of these license and royalty fees have been paid and are recorded as a prepaid asset in the Company's condensed consolidated balance sheets.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of March 31, 2017, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore it would survive any termination of the Settlement Agreement. As of March 31, 2017, no party had terminated the Settlement Agreement.

Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In 2016, the Company settled litigation incurred on behalf of the Company's Brazilian subsidiary. The Company paid the total settlement of 4.5 million reais, or $1.4 million, by issuing approximately 1.3 million shares of Globalstar common stock in October 2016. The Company agreed to provide downside protection for the difference between the total settlement amount of 4.5 million reais and the total gross proceeds received by the third party upon sale of these shares. In March 2017, the Company paid 0.3 million shares of Globalstar common stock related to this downside protection, valued at 1.4 million reais, or $0.5 million.

In management's opinion, there is no pending litigation, dispute or claim, other than those described in this report, which could be expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

8. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.2 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively.

Transactions with Thermo

General and administrative expenses are related to non-cash expenses and those expenses incurred by Thermo on behalf of the Company which are charged to the Company. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company) and receive no cash compensation from the Company. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time. Those expenses charged to the Company were $0.2 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the principal amount outstanding under the Loan Agreement with Thermo was $96.8 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $252.4 million. During the three months ended March 31, 2017 and 2016, interest accrued on the Loan Agreement was approximately $2.8 million and $2.5 million, respectively. In addition, as of March 31, 2017, warrants to purchase approximately 24.6 million shares issued under the Contingent Equity Agreement remain outstanding, all of which are held by Thermo and are scheduled to expire in June 2017.

The Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock. Thermo may convert shares of nonvoting common stock into shares of voting common stock as needed to comply with these ownership limitations.

In 2013, the Company's Board of Directors formed a Special Committee consisting solely of independent directors of the Company, represented by independent counsel. The Special Committee serves as an independent board to review and approve certain transactions between the Company and Thermo.

See Note 3: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Accumulated other comprehensive loss, beginning of period	$(5,378)	$(4,833)
Other comprehensive income (loss):
Foreign currency translation adjustments	(821)	(651)
Accumulated other comprehensive loss, end of period	$(6,199)	$(5,484)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

10. GEOGRAPHIC INFORMATION

The Company attributes subscriber equipment sales to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. Long-lived assets consists primarily of property and equipment and are attributed to various countries based on the physical location of the asset at the end of a given period, except for the Company's satellites that are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Service revenue:
United States	$15,277	$13,269
Canada	3,701	3,244
Europe	1,731	1,458
Central and South America	650	618
Others	122	160
Total service revenue	21,481	18,749
Subscriber equipment sales:
United States	1,781	1,304
Canada	715	760
Europe	416	430
Central and South America	259	388
Others	—	205
Total subscriber equipment sales	3,171	3,087
Total revenue	$24,652	$21,836

	March 31, 2017	December 31, 2016
Property and equipment, net:
United States	$1,022,964	$1,035,331
Canada	657	670
Europe	395	408
Central and South America	3,107	3,084
Others	233	226
Total property and equipment, net	$1,027,356	$1,039,719

11. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(20,161)	$(26,947)
Weighted average common shares outstanding:
Basic shares outstanding	1,113,968	1,041,028
Diluted shares outstanding	1,113,968	1,041,028
Net loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	(0.02)	(0.03)

For the three months ended March 31, 2017 and 2016, 212.5 million and 204.5 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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
Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$17,612	$9,356	$11,001	$(16,488)	$21,481
Subscriber equipment sales	67	2,291	1,350	(537)	3,171
Total revenue	17,679	11,647	12,351	(17,025)	24,652
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,128	1,425	3,173	(1,752)	8,974
Cost of subscriber equipment sales	34	1,717	427	(82)	2,096
Marketing, general and administrative	5,659	1,119	17,908	(15,196)	9,490
Depreciation, amortization and accretion	18,951	282	61	—	19,294
Total operating expenses	30,772	4,543	21,569	(17,030)	39,854
Income (loss) from operations	(13,093)	7,104	(9,218)	5	(15,202)
Other income (expense):
Gain (loss) on equity issuance	742	—	(36)	—	706
Interest income and expense, net of amounts capitalized	(8,755)	(8)	(69)	4	(8,828)
Derivative gain	3,223	—	—	—	3,223
Equity in subsidiary earnings	(1,933)	(3,434)	—	5,367	—
Other	(345)	(100)	423	(2)	(24)
Total other income (expense)	(7,068)	(3,542)	318	5,369	(4,923)
Income (loss) before income taxes	(20,161)	3,562	(8,900)	5,374	(20,125)
Income tax expense	—	5	31	—	36
Net income (loss)	$(20,161)	$3,557	$(8,931)	$5,374	$(20,161)
Comprehensive income (loss)	$(20,161)	$3,557	$(9,751)	$5,373	$(20,982)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$16,938	$7,495	$9,425	$(15,109)	$18,749
Subscriber equipment sales	328	1,692	1,677	(610)	3,087
Total revenue	17,266	9,187	11,102	(15,719)	21,836
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	4,813	1,036	2,895	(1,153)	7,591
Cost of subscriber equipment sales	144	1,428	1,215	(609)	2,178
Marketing, general and administrative	5,174	532	16,845	(13,941)	8,610
Depreciation, amortization and accretion	18,772	220	281	(118)	19,155
Total operating expenses	28,903	3,216	21,236	(15,821)	37,534
Income (loss) from operations	(11,637)	5,971	(10,134)	102	(15,698)
Other income (expense):
Gain on equity issuance	151	—	—	—	151
Interest income and expense, net of amounts capitalized	(8,981)	(9)	(105)	(10)	(9,105)
Derivative loss	(1,344)	—	—	—	(1,344)
Equity in subsidiary earnings (loss)	(4,351)	3,047	—	1,304	—
Other	(785)	(204)	276	(47)	(760)
Total other income (expense)	(15,310)	2,834	171	1,247	(11,058)
Income (loss) before income taxes	(26,947)	8,805	(9,963)	1,349	(26,756)
Income tax expense	—	—	191	—	191
Net income (loss)	$(26,947)	$8,805	$(10,154)	$1,349	$(26,947)
Comprehensive income (loss)	$(26,947)	$8,805	$(10,808)	$1,352	$(27,598)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,612	$689	$3,234	$—	$23,535
Accounts receivable	5,463	4,730	2,725	—	12,918
Intercompany receivables	918,869	697,182	38,410	(1,654,461)	—
Inventory	2,230	5,274	1,347	—	8,851
Prepaid expenses and other current assets	2,078	936	1,815	—	4,829
Total current assets	948,252	708,811	47,531	(1,654,461)	50,133
Property and equipment, net	1,019,154	3,808	4,389	5	1,027,356
Restricted cash	37,915	—	—	—	37,915
Intercompany notes receivable	8,500	—	6,436	(14,936)	—
Investment in subsidiaries	(281,910)	75,608	36,861	169,441	—
Intangible and other assets, net	16,103	108	2,327	(12)	18,526
Total assets	$1,748,014	$788,335	$97,544	$(1,499,963)	$1,133,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,755	$—	$—	$—	$75,755
Debt restructuring fees	20,795	—	—	—	20,795
Accounts payable	2,529	2,421	1,258	—	6,208
Accrued contract termination charge	18,727	—	—	—	18,727
Accrued expenses	14,932	6,203	6,384	—	27,519
Intercompany payables	654,878	761,024	238,520	(1,654,422)	—
Payables to affiliates	236	—	—	—	236
Deferred revenue	1,328	19,346	6,193	—	26,867
Total current liabilities	789,180	788,994	252,355	(1,654,422)	176,107
Long-term debt, less current portion	507,504	—	—	—	507,504
Employee benefit obligations	4,917	—	—	—	4,917
Intercompany notes payable	6,436	—	8,500	(14,936)	—
Derivative liabilities	277,946	—	—	—	277,946
Deferred revenue	5,560	286	14	—	5,860
Other non-current liabilities	1,066	326	4,799	—	6,191
Total non-current liabilities	803,429	612	13,313	(14,936)	802,418
Stockholders’ equity (deficit)	155,405	(1,271)	(168,124)	169,395	155,405
Total liabilities and stockholders’ equity	$1,748,014	$788,335	$97,544	$(1,499,963)	$1,133,930

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,259	$1,327	$1,644	$—	$10,230
Accounts receivable	5,938	6,340	2,941	—	15,219
Intercompany receivables	897,691	678,707	32,040	(1,608,438)	—
Inventory	2,266	4,354	1,473	—	8,093
Prepaid expenses and other current assets	1,570	955	2,063	—	4,588
Total current assets	914,724	691,683	40,161	(1,608,438)	38,130
Property and equipment, net	1,031,623	3,708	4,384	4	1,039,719
Restricted cash	37,983	—	—	—	37,983
Intercompany notes receivable	8,901	—	6,436	(15,337)	—
Investment in subsidiaries	(280,557)	73,029	36,146	171,382	—
Intangible and other assets, net	15,259	128	1,407	(12)	16,782
Total assets	$1,727,933	$768,548	$88,534	$(1,452,401)	$1,132,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,755	$—	$—	$—	$75,755
Debt restructuring fees	20,795	—	—	—	20,795
Accounts payable	2,624	3,490	1,385	—	7,499
Accrued contract termination charge	18,451	—	—	—	18,451
Accrued expenses	10,573	5,884	6,705	—	23,162
Intercompany payables	636,336	750,084	221,980	(1,608,400)	—
Payables to affiliates	309	—	—	—	309
Deferred revenue	1,576	19,304	5,599	—	26,479
Total current liabilities	766,419	778,762	235,669	(1,608,400)	172,450
Long-term debt, less current portion	500,524	—	—	—	500,524
Employee benefit obligations	4,883	—	—	—	4,883
Intercompany notes payable	6,435	—	8,901	(15,336)	—
Derivative liabilities	281,171	—	—	—	281,171
Deferred revenue	5,567	299	11	—	5,877
Other non-current liabilities	1,115	325	4,450	—	5,890
Total non-current liabilities	799,695	624	13,362	(15,336)	798,345
Stockholders’ equity (deficit)	161,819	(10,838)	(160,497)	171,335	161,819
Total liabilities and stockholders’ equity	$1,727,933	$768,548	$88,534	$(1,452,401)	$1,132,614

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$4,000	$(354)	$1,664	$—	$5,310
Cash flows used in investing activities:
Second-generation network costs (including interest)	(2,274)	—	(26)	—	(2,300)
Property and equipment additions	(711)	(284)	(9)	—	(1,004)
Purchase of intangible assets	(748)	—	(36)	—	(784)
Net cash used in investing activities	(3,733)	(284)	(71)	—	(4,088)
Cash flows provided by financing activities:
Proceeds from issuance of stock to Terrapin	12,000	—	—	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	18	—	—	—	18
Net cash provided by financing activities	12,018	—	—	—	12,018
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,285	(638)	1,590	—	13,237
Cash, cash equivalents and restricted cash, beginning of period	45,242	1,327	1,644	—	48,213
Cash, cash equivalents and restricted cash, end of period	$57,527	$689	$3,234	$—	$61,450

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$1,175	$1,218	$210	$—	$2,603
Cash flows used in investing activities:
Second-generation network costs (including interest)	(1,560)	—	(38)	—	(1,598)
Property and equipment additions	(1,732)	(1,136)	(81)	—	(2,949)
Purchase of intangible assets	(361)				(361)
Net cash used in investing activities	(3,653)	(1,136)	(119)	—	(4,908)
Cash flows provided by financing activities:
Proceeds from issuance of stock to Terrapin	6,500	—	—	—	6,500
Proceeds from issuance of common stock and exercise of options and warrants	28	—	—	—	28
Net cash provided by financing activities	6,528	—	—	—	6,528
Effect of exchange rate changes on cash	—	—	160	—	160
Net increase in cash, cash equivalents and restricted cash	4,050	82	251	—	4,383
Cash, cash equivalents and restricted cash, beginning of period	41,448	719	3,227	—	45,394
Cash, cash equivalents and restricted cash, end of period	$45,498	$801	$3,478	$—	$49,777

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the "SEC") on February 23, 2017 (the "2016 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2016 Annual Report.

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

We currently provide the following communications services via satellite. These services are available only with equipment designed to work on our network:

•	two-way voice communication and data transmissions using mobile or fixed devices, which we refer to as Duplex; and

•	one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including certain SPOT and Simplex products.

Our constellation of Low Earth Orbit ("LEO") satellites includes second-generation satellites, which were launched and placed into service during the years 2010 through 2013, and certain first-generation satellites. We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We achieved this longer life by increasing the solar array and battery capacity, using a larger fuel tank, adding redundancy for key satellite equipment, and improving radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites. The second-generation satellites use passive S-band antennas on the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of the active antenna array. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation.

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

Our products and services are sold through a variety of independent agents, dealers and resellers, and IGOs. We also have distribution relationships with a number of "Big Box" and online retailers and other similar distribution channels.

Regulatory Reform for Terrestrial Spectrum Authority

In December 2016, the Federal Communications Commission (the "FCC") adopted a Report and Order which will enable us to offer terrestrial broadband services over our 11.5 MHz band of licensed 2.4 GHz spectrum. The Report and Order was published in the Federal Register on January 31, 2017 and became effective on March 2, 2017. In April 2017, we filed an application with the FCC to modify our mobile satellite services licenses consistent with the Report and Order.

Shortly after receiving this ruling from the FCC, we began seeking similar terrestrial authority in several international jurisdictions.

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

Comparison of the Results of Operations for the three months ended March 31, 2017 and 2016

Revenue

Total revenue increased by $2.9 million, or approximately 13%, to $24.7 million for the three months ended March 31, 2017 from $21.8 million for same period in 2016. This increase was driven primarily by a $2.8 million increase in service revenue due to increases in ARPU for most types of revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$7,598	31%	$6,334	29%
SPOT	10,397	42	9,101	42
Simplex	2,416	10	2,365	11
IGO	211	1	244	1
Other	859	3	705	3
Total	$21,481	87%	$18,749	86%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$899	3%	$848	4%
SPOT	1,236	5	961	5
Simplex	907	4	933	4
IGO	139	1	303	1
Other	(10)	—	42	—
Total	$3,171	13%	$3,087	14%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended March 31,
	2017	2016
Average number of subscribers for the period:
Duplex	73,444	77,372
SPOT	278,790	267,523
Simplex	295,576	300,975
IGO	37,768	38,999
Other	1,582	2,747
Total	687,160	687,616

ARPU (monthly):
Duplex	$34.48	$27.29
SPOT	12.43	11.34
Simplex	2.72	2.62
IGO	1.86	2.08

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

Service Revenue

Duplex service revenue increased 20% during the three months ended March 31, 2017 compared to the same period in 2016 due primarily to an increase in ARPU. ARPU increased 26% for the three months ended March 31, 2017 compared to the same period in 2016, resulting in a total increase in Duplex service revenue of approximately $1.6 million. Higher ARPU was due primarily to rate plan increases and increased revenue from annual, usage-based plans. We increased prices for certain of our legacy rate plans during 2016 to align our rate plans with our service levels and prospective rate plans for future products. Additionally, the popularity of our annual, usage-based plans has continued throughout the past few years. These plans result in higher service revenue recognized when unused minutes expire on the anniversary date of the customer's contract. A decrease in average subscribers of 5% offset the increase in ARPU, which negatively impacted Duplex service revenue by approximately $0.3 million.

SPOT service revenue increased 14% for the three months ended March 31, 2017 compared to the same period in 2016 due to increases in both ARPU and the average subscriber base. ARPU increased 10% for the three months ended March 31, 2017 compared to the same period in 2016, resulting in a total increase in SPOT service revenue of $0.9 million. Higher ARPU was primarily driven by rate plan increases and a significant number of SPOT Gen3TM sales over the past 12 months. We sell SPOT Gen3TM with a higher annual rate plan compared to other SPOT products due to its enhanced tracking features. The average number of SPOT subscribers increased 4% for the three months ended March 31, 2017 compared to the same period in 2016, contributing approximately $0.4 million to the total SPOT service revenue increase.

Simplex service revenue increased 2% for the three months ended March 31, 2017, compared to the same period in 2016. A decrease in average subscribers during the period offset slightly an increase in ARPU. Effective April 1, 2016, we began classifying activation fees from other service revenue to Simplex service revenue which contributed to $0.2 million of the increase quarter over quarter. This increase was impacted by a 2% decline in the average subscriber base, in part reflecting slower equipment sales and activations from some of our largest customers who operate in the oil and gas industry. We continue to expand our Simplex customer base to new and existing markets, which may increase our average subscriber base in future periods.

Other revenue increased approximately $0.2 million, or 22%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in other revenue is due primarily to higher revenue generated from government contracts, an increase of approximately $0.4 million. This increase was offset by a reclassification of activation fees from other revenue to Simplex and Duplex service revenue beginning April 1, 2016, which contributed $0.3 million to the total decrease for the three months ended March 31, 2017 compared to the same period in 2016.

Subscriber Equipment Sales

Revenue from Duplex equipment sales increased approximately $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016. We experienced higher demand in 2016 due to both lower service plan prices in effect during that quarter and a change in sales promotions in 2017 as we manage phone inventory levels prior to the launch of a second-generation device. However, there was an increase in margin as handsets were sold at a higher average price in 2017 compared to the same period in 2016.

Revenue from SPOT equipment sales increased 29% for the three months ended March 31, 2017 compared to the same period in 2016 due to an increase in the volume of units sold during the respective periods. The success of our SPOT products continues, as evidenced by our increased subscriber base.

Revenue from Simplex equipment sales decreased 3% for the three months ended March 31, 2017 compared to the same period in 2016. The total volume of Simplex units sold quarter over quarter contributed to a decrease in Simplex equipment revenue; however, this decrease was partially offset by higher margins recognized due to the mix of products sold in the respective periods.

Operating Expenses

Total operating expenses increased $2.3 million, or approximately 6%, to $39.9 million for the three months ended March 31, 2017 from $37.6 million for the same period in 2016. This increase was due to higher cost of services and marketing, general and administrative costs.

Cost of Services

Cost of services increased $1.4 million for the three months ended March 31, 2017 from the same period in 2016. This increase was due primarily to higher research and development costs of $0.7 million driven by new products and technology being developed internally and through external partners. Additionally, support costs related to our ground network increased $0.4 million from the first quarter of 2016.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.1 million for the three months ended March 31, 2017 from the same period in 2016. This decrease is not directly correlated to the total increase in revenue from subscriber equipment due to changes in the volume and mix of products sold during the respective periods and price variations across our worldwide markets and product portfolio.

Marketing, General and Administrative

Marketing, general and administrative expenses increased approximately $0.9 million for three months ended March 31, 2017 compared to the same period in 2016. This increase is due primarily to higher stock compensation cost of $0.4 million and personnel costs of $0.3 million. A fluctuation in bad debt expense of approximately $0.5 million also contributed to the increase during this period. During the three months ended March 31, 2016, we recognized a partial recovery of an accounts receivable balance that was reserved as bad debt in a previous period. A similar recovery did not recur in the first quarter of 2017. These increases were offset partially by a decrease in subscriber acquisition costs of $0.2 million driven primarily by certain sales promotions offered in the first quarter of 2016 that did not recur in 2017.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased $0.1 million to $19.3 million for the three months ended March 31, 2017 from $19.2 million during the same period in 2016.

As of March 31, 2017, we had $212.5 million in construction in progress related to costs (including capitalized interest) associated with our contracts with Hughes and Ericsson to complete next-generation upgrades to our ground infrastructure. We will begin depreciating these assets when the second-generation gateways are placed into commercial service.

Other Income (Expense)

Gain (Loss) on Equity Issuance

For the three months ended March 31, 2017 and 2016, gain on equity issuance was $0.7 million and $0.2 million, respectively. This change was driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash.

As discussed in Note 7: Commitments and Contingencies to our condensed consolidated financial statements, we have an agreement with Hughes whereby it exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to the market value in lieu of cash. In connection with this agreement, we provided Hughes downside protection through June 30, 2017. This agreement generally would require us to issue additional shares to Hughes if the market value of our common stock at the end of the downside protection period is less than the price at issuance. We mark this liability to market at each balance sheet date through the settlement date. During the first quarter of 2017 and 2016, we recorded non-cash gains of $0.7 million and $0.2 million, respectively, representing changes in the estimated value of this option between initial issuance and March 31, 2017 and 2016, respectively.

Interest Income and Expense

Interest income and expense, net, decreased $0.3 million to an expense of $8.8 million for the three months ended March 31, 2017 from an expense of $9.1 million for the same period in 2016. Gross interest costs increased $0.6 million during the three months ended March 31, 2017 compared to the same period in 2016 resulting primarily from a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Thermo Loan Agreement. The increase in gross interest expense was offset by an increase in capitalized interest of $0.9 million during the same periods due primarily to an increase in our construction in progress balances related to our ground network, which results in higher interest eligible to be capitalized.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $4.5 million to a gain of $3.2 million for the three months ended March 31, 2017, compared to a loss of $1.3 million for the same period in 2016.

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

Other

Other income (loss) fluctuated $0.8 million to expense of less than $0.1 million for the three months ended March 31, 2017 from expense of $0.8 million for the same period in 2016.  Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs. Our principal sources of liquidity include cash on hand and cash flows from operations. We expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged. See Part I, Item 1A. Risk Factors in our 2016 Annual Report for a description of risks, some of which are beyond our control, affecting our ability to fulfill our liquidity requirements.

As of March 31, 2017, we held cash and cash equivalents of $23.5 million. We also had $37.9 million in restricted cash, consisting of the balance in our debt service reserve account under the Facility Agreement. The Facility Agreement (as defined below) requires us to maintain $37.9 million in a debt service reserve account and restricts the use of these funds to making principal and interest payments under the Facility Agreement.

As of December 31, 2016, we held cash and cash equivalents of $10.2 million and had $38.0 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $75.8 million and $507.5 million, respectively, at March 31, 2017, compared to $75.8 million and $500.5 million, respectively, at December 31, 2016. The current portion of our long-term debt outstanding at these dates represents principal payments under our Facility Agreement scheduled to occur within 12 months. The increase in our total debt balance was due primarily to a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt and accretion of the debt discounts and debt financing costs related to our Facility Agreement and convertible notes.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013 and August 2015. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. If we violate any of these covenants and are unable to obtain a sufficient Equity Cure Contribution (as described below) or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We are currently in discussions with the agent for the lenders regarding our 2017 annual business plan as contemplated by the terms of the Facility Agreement. As of March 31, 2017, we were in compliance with respect to the covenants of the Facility Agreement.

The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through a date as late as June 2019, subject to the conditions set forth in the Facility Agreement. We have drawn funds from our common stock purchase agreements with Terrapin Opportunity, L.P. ("Terrapin") and used these funds as Equity Cure Contributions under the Facility Agreement. We anticipate that we will need to obtain additional Equity Cure Contributions to maintain compliance with financial covenants under the Facility Agreement for the measurement periods ended June 30, 2017 and December 31, 2017. The source of funds for these Equity Cure Contributions has not yet been fully arranged. We are currently in discussions with our lenders regarding the modification of certain terms in the Facility Agreement.

The Facility Agreement also requires that we maintain a total of $37.9 million in a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. As of March 31, 2017, the balance in the debt service reserve account was $37.9 million and classified as restricted cash on our condensed consolidated balance sheets.

Our indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by Bpifrance, the French export credit agency. Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Thermo Loan Agreement

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2017, the principal amount outstanding was $96.8 million, including $53.3 million of interest that had accrued since 2009 with respect to the Thermo Loan Agreement.

See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.73 (as adjusted) per share of common stock, or 1,370 shares of our common stock per $1,000 principal amount of 2013 8.00% Notes.

As of March 31, 2017, the principal amount outstanding of the 2013 8.00% Notes was $17.1 million. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of March 31, 2017, we were in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

In conjunction with the amendment to the Facility Agreement in August 2015, we entered into the August 2015 Terrapin Agreement pursuant to which we were entitled to require Terrapin to purchase up to $75.0 million of shares of our voting common stock over the 24-month term following the date of the agreement. Through the term of this agreement, Terrapin purchased a total of 67.3 million shares of voting common stock for a total purchase price of $75.0 million. During the three months ended March 31, 2017, we drew $12.0 million and issued to Terrapin 8.9 million shares of voting common stock. No funds remain available under this agreement.

Cash Flows for the three months ended March 31, 2017 and 2016

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Net cash provided by operating activities	$5,310	$2,603
Net cash used in investing activities	(4,088)	(4,908)
Net cash provided by financing activities	12,018	6,528
Effect of exchange rate changes on cash	(3)	160
Net increase in cash and cash equivalents	$13,237	$4,383

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the three months ended March 31, 2017 was $5.3 million compared to $2.6 million during the same period in 2016. The increase was due primarily to a lower net loss after adjusting for non-cash items. A favorable change in working capital also contributed to the increase.

Cash Flows Used in Investing Activities

Cash used in investing activities was $4.1 million for the three months ended March 31, 2017 compared to $4.9 million for the same period in 2016. This decrease was driven primarily by the timing of payments made to our second-generation ground vendors and software providers.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $12.0 million for the three months ended March 31, 2017 compared to $6.5 million for the same period in 2016. This increase was due to higher proceeds from the sale of our common stock to Terrapin.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2016.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2017, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2017.

(b) Changes in internal control over financial reporting.

As of March 31, 2017, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 7: Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A. "Risk Factors" of our 2016 Annual Report.

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

GLOBALSTAR, INC.

Date:	May 4, 2017	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)