Form 10-Q
period 2017-06-30
Globalstar, Inc.
filed 2017-08-03
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

As of July 28, 2017, 1,025,397,826 shares of voting common stock and 134,008,656 shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Service revenues	$24,301	$20,970	$45,782	$39,719
Subscriber equipment sales	3,822	4,116	6,993	7,203
Total revenue	28,123	25,086	52,775	46,922
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,036	7,937	18,010	15,528
Cost of subscriber equipment sales	2,778	2,886	4,874	5,064
Marketing, general and administrative	9,544	11,450	19,034	20,060
Depreciation, amortization and accretion	19,275	19,224	38,569	38,379
Total operating expenses	40,633	41,497	80,487	79,031
Loss from operations	(12,510)	(16,411)	(27,712)	(32,109)
Other income (expense):
Gain (loss) on equity issuance	1,964	(2,075)	2,670	(1,923)
Interest income and expense, net of amounts capitalized	(8,850)	(9,049)	(17,678)	(18,154)
Derivative gain (loss)	(77,130)	40,499	(73,907)	39,155
Other	(2,102)	685	(2,126)	(76)
Total other income (expense)	(86,118)	30,060	(91,041)	19,002
Income (loss) before income taxes	(98,628)	13,649	(118,753)	(13,107)
Income tax expense (benefit)	106	(450)	142	(259)
Net income (loss)	$(98,734)	$14,099	$(118,895)	$(12,848)

Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	(925)	(865)	(1,576)
Total comprehensive income (loss)	$(98,779)	$13,174	$(119,760)	$(14,424)

Net income (loss) per common share:
Basic	$(0.09)	$0.01	$(0.11)	$(0.01)
Diluted	(0.09)	0.01	(0.11)	(0.01)
Weighted-average shares outstanding:
Basic	1,128,985	1,049,381	1,121,518	1,045,205
Diluted	1,128,985	1,249,672	1,121,518	1,045,205

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,838	$10,230
Accounts receivable, net of allowance of $4,116 and $3,966, respectively	15,369	15,219
Inventory	8,814	8,093
Prepaid expenses and other current assets	5,189	4,588
Total current assets	38,210	38,130
Property and equipment, net	1,013,798	1,039,719
Restricted cash	37,915	37,983
Intangible and other assets, net of accumulated amortization of $7,137 and $7,021, respectively	20,046	16,782
Total assets	$1,109,969	$1,132,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108,720	$75,755
Debt restructuring fees	—	20,795
Accounts payable	7,624	7,499
Accrued contract termination charge	20,026	18,451
Accrued expenses	20,664	23,162
Derivative liabilities	36,860	—
Payables to affiliates	304	309
Deferred revenue	29,476	26,479
Total current liabilities	223,674	172,450
Long-term debt, less current portion	459,966	500,524
Employee benefit obligations	4,944	4,883
Derivative liabilities	318,215	281,171
Deferred revenue	5,866	5,877
Other non-current liabilities	5,830	5,890
Total non-current liabilities	794,821	798,345

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,500,000,000 and 1,200,000,000 shares authorized; 1,025,388,954 and 972,602,824 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	103	97
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	13	13
Additional paid-in capital	1,698,724	1,649,315
Accumulated other comprehensive loss	(6,243)	(5,378)
Retained deficit	(1,601,123)	(1,482,228)
Total stockholders’ equity	91,474	161,819
Total liabilities and stockholders’ equity	$1,109,969	$1,132,614

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows provided by (used in) operating activities:
Net loss	$(118,895)	$(12,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	38,569	38,379
Change in fair value of derivative assets and liabilities	73,907	(39,155)
Stock-based compensation expense	2,488	1,848
Amortization of deferred financing costs	4,158	4,672
Provision for bad debts	808	396
Noncash interest and accretion expense	5,688	5,487
Change in fair value related to equity issuance	(2,670)	1,923
Noncash expense related to legal settlement	—	1,094
Unrealized foreign currency (gain) loss	1,571	(77)
Other, net	660	262
Changes in operating assets and liabilities:
Accounts receivable	(823)	(2,144)
Inventory	(622)	2,924
Prepaid expenses and other current assets	(990)	(868)
Other assets	(792)	104
Accounts payable and accrued expenses	529	(1,474)
Payables to affiliates	(5)	(377)
Other non-current liabilities	24	50
Deferred revenue	2,651	805
Net cash provided by operating activities	6,256	1,001
Cash flows used in investing activities:
Second-generation network costs (including interest)	(6,530)	(5,307)
Property and equipment additions	(2,116)	(6,345)
Purchase of intangible assets	(2,044)	(806)
Net cash used in investing activities	(10,690)	(12,458)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(21,695)	(16,418)
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—
Payment of debt restructuring fee	(20,795)	—
Payment of debt amendment fee	(255)	—
Proceeds from issuance of stock to Terrapin	12,000	28,500
Proceeds from issuance of common stock and exercise of options and warrants	635	3,016
Net cash provided by financing activities	2,890	15,098
Effect of exchange rate changes on cash	84	152
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,460)	3,793
Cash, cash equivalents and restricted cash, beginning of period	48,213	45,394
Cash, cash equivalents and restricted cash, end of period	$46,753	$49,187

	As of:
	June 30, 2017	December 31, 2016
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,838	$10,230
Restricted cash (See Note 3 for further discussion on restrictions)	37,915	37,983
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$46,753	$48,213

	Six Months Ended
	June 30, 2017	June 30, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,659	$10,922

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$2,003	$1,500
Capitalized accretion of debt discount and amortization of prepaid financing costs	2,510	2,099
Issuance of common stock for legal settlement	453	—
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted; however, the Company plans on adopting this standard when it becomes effective on January 1, 2018. The Company has an internal project team that is evaluating the impact this standard will have on its financial statements, accounting systems and related disclosures. Currently, the Company expects that the most significant changes to the Company's revenue recognition accounting policies will be related to the following: 1) the allocation and timing of revenue recognized between service revenue and subscriber equipment sales, 2) the timing of service revenue recognized for breakage during certain customer's prepaid contracts and 3) the deferment of certain contract acquisition costs and the recognition of these costs over the expected life of a customer's contract. The standard permits the use of either the retrospective or cumulative effect transition method. The Company expects to follow the cumulative effect method of adoption.

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

In May 2017, the FASB issued ASU 2017-09: Compensation—Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's condensed consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11: I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. Part I of this ASU reduces the complexity associated with accounting for certain financial instruments with down round features. Part II of this ASU recharacterizes the indefinite deferral provisions described in Topic 480: Distinguishing Liabilities from Equity. It does not have an accounting effect.

This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

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
2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,180	$1,211,090
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	48,562	48,400
Construction in progress:
Space component	463	81
Ground component	217,199	207,127
Next-generation software upgrades	11,091	10,223
Other	1,917	2,299
Total Globalstar System	1,523,933	1,528,741
Internally developed and purchased software	16,530	15,005
Equipment	10,153	9,875
Land and buildings	3,319	3,330
Leasehold improvements	1,940	1,893
Total property and equipment	1,555,875	1,558,844
Accumulated depreciation	(542,077)	(519,125)
Total property and equipment, net	$1,013,798	$1,039,719

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The ground component of construction in progress represents costs (including capitalized interest) associated with the Company's contracts with Hughes Network Systems, LLC ("Hughes") and Ericsson Inc. (“Ericsson”) related to the second-generation upgrades to the Company's ground infrastructure. The Company will begin depreciating this asset when the second-generation gateways are placed into commercial service. See Note 6: Commitments and Contingencies for further discussion of these contracts.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of June 30, 2017 consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of June 30, 2017, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

Pursuant to the Amended and Restated Contract for the construction of Globalstar Satellites for the Second Generation Constellation between the Company and Thales Alenia Space France ("Thales"), dated and executed in June 2009 (the "2009

Contract"), the Company paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the LLI to be procured by Thales on the Company's behalf. The LLI were to be used in the construction of the Phase 3 satellites for the Company. As reflected on the Company's condensed consolidated balance sheets and in the above table, the Company believes that it owns the LLI and that title to the LLI transferred to the Company upon payment. The Company has asked Thales to turn over the LLI. Despite historical statements to the contrary, Thales currently disputes the Company's ownership of the LLI and has asserted that the Company released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully in Note 6: Commitments and Contingencies. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of the LLI to the Company. The Company disputes Thales' assertions and is considering its rights and remedies to recover the LLI. At this time, the Company cannot predict the outcome related to this dispute, including, without limitation, the likelihood of any settlement or the probability of success with respect to any litigation that the Company may determine to commence with respect to the LLI.

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	June 30, 2017			December 31, 2016
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$521,317	$40,098	$481,219	$543,011	$45,651	$497,360
Thermo Loan Agreement	99,776	28,035	71,741	93,962	29,615	64,347
8.00% Convertible Senior Notes Issued in 2013	17,319	1,593	15,726	17,126	2,554	14,572
Total Debt	638,412	69,726	568,686	654,099	77,820	576,279
Less: Current Portion	110,313	1,593	108,720	75,755	—	75,755
Long-Term Debt	$528,099	$68,133	$459,966	$578,344	$77,820	$500,524

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date and the total outstanding balance of the Company's 2013 8.00% Notes (as defined below) as the first put date of the notes is April 1, 2018. These short-term debt obligations are significant and the Company believes these obligations will be in excess of its cash flows from operations. The Company intends to raise funds in sufficient amounts to make these payments; however, the source of funds has not yet been fully arranged.

Facility Agreement

In 2009, the Company entered into the Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank (formerly Calyon) and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent. The Facility Agreement was amended and restated in July 2013, August 2015 and June 2017.

The Facility Agreement is scheduled to mature in December 2022. As of June 30, 2017, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

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

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of June 30, 2017, the Company was in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. Prior to October 30, 2017, the Company must maintain a total of $37.9 million in a debt service reserve account. On October 30, 2017, the balance in the debt service reserve account must equal the total amount of principal and interest payable by the Company on the next payment date. As of June 30, 2017, the balance in the debt service reserve account was $37.9 million and classified as restricted cash on the Company's condensed consolidated balance sheets.

On June 30, 2017, the Company, Thermo, the lenders and the BPIFAE and Security Agent entered into a Third Global Amendment and Restatement Agreement (the “2017 GARA”). Pursuant to the 2017 GARA, the Facility Agreement was amended and restated and the Company, Thermo and the lenders agreed to the following:

•
The amendments to the Facility Agreement defer most financial covenants until the measurement period ending December 31, 2018; extend to the measurement period ending December 31, 2019 the date through which Equity Cure Contributions can be made; eliminate the requirement of the Company to redeem in full the 2013 8.00% Notes (as defined below); defer mandatory prepayments from qualifying equity raises until January 1, 2020; and revise the definition of the debt service reserve account required balance after October 30, 2017 to mean an amount equal to the Debt Service (as defined in the 2017 GARA) amount due on the next payment date.

•
The Company agreed to raise at least $159.0 million in equity, which includes $12.0 million previously raised from its common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin") in January 2017. The Company was required to raise a portion of the total $159.0 million by June 30, 2017 and the remaining amount no later than October 30, 2017. The Company was required to raise approximately $33.0 million as of June 30, 2017, which included amounts for the Company's outstanding restructuring fees, insurance premiums to BPIFAE and principal and interest due under the Facility Agreement as of June 30, 2017. If the Company does not raise the remaining funds by October 30, 2017, it would constitute an event of default under the Facility Agreement. The Company is required to deposit 80% of any equity proceeds raised through December 31, 2019 (including those funds required to be raised in 2017) into a restricted account, separate from the debt service reserve account discussed above, that may only be used to pay obligations under the Facility Agreement.

•
The 2017 GARA required Thermo to fund or backstop the amounts required to be raised as of June 30, 2017. The total $33.0 million was raised pursuant to the Common Stock Purchase Agreement with Thermo, discussed further below.

•
The Company agreed to limit capital expenditures in connection with its spectrum rights to be the lesser of (1) $20.0 million and (2) 20% of the proceeds of the aggregate of any equity the Company raises from January 1, 2017 through December 31, 2019.

•
The Company agreed to pay an amendment fee to the agent and lenders in the aggregate amount of $255,000 and accelerated the payment of the restructuring fee and insurance premium of approximately $20.8 million, which was previously due December 31, 2017 and accrued as a current liability on the Company's condensed consolidated balance sheet.

The amendment and restatement of the Facility Agreement was considered a debt modification pursuant to applicable accounting guidance. As such, fees paid to the creditors were capitalized on the Company's condensed consolidated balance sheet as deferred financing costs and fees paid to the Company's advisors and other third parties were expensed in the Company's statement of operations for the period ended June 30, 2017.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2017, $56.3 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

The amount by which the if-converted value of the Thermo Loan Agreement exceeds the principal amount at June 30, 2017, assuming conversion at the closing price of the Company's common stock on that date of $2.13 per share, is approximately $190.7 million.

As discussed above, in connection with the 2017 GARA, Thermo and certain of its affiliates agreed to fund or backstop approximately $33.0 million in funding to the Company by June 30, 2017. The total amount was raised pursuant to the Common Stock Purchase Agreement entered into between the Company and Thermo on June 30, 2017. According to the terms of the Common Stock Purchase Agreement, Thermo purchased 17.8 million shares of the Company's voting common stock for $33.0 million at a purchase price of $1.85, which represented a 10% discount to the closing price of the Company's voting common stock on June 29, 2017. The terms of the Common Stock Purchase Agreement were approved by a special committee of independent directors of the Board of Directors, who were represented by independent legal counsel.

8.00% Convertible Senior Notes Issued in 2013

The 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") are convertible into shares of common stock at a conversion price of $0.73 (as adjusted) per share of common stock. The conversion price of the 2013 8.00% Notes is adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the "Indenture").

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of June 30, 2017, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

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

As of June 30, 2017, holders had converted a total of $39.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 72.1 million shares of voting common stock. There were no conversions during the three and six-month periods ending June 30, 2017.

Holders who convert 2013 8.00% Notes receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of June 30, 2017, no conversions had been initiated but not yet fully settled.

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

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at June 30, 2017, assuming conversion at the closing price of the Company's common stock on that date of $2.13 per share, is approximately $33.1 million.

Warrants Outstanding

Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 9: Related Party Transactions in the Consolidated Financial Statements in the 2016 Annual Report for a description of the Contingent Equity Agreement), the Company issued to Thermo 41.5 million warrants at a strike price of $0.01 to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants were issued between June 2009 and June 2012 and have a five-year exercise period from issuance. In May 2017, Thermo exercised the remaining 24.6 million of the total 41.5 million warrants issued, resulting in the issuance of 24.6 million shares of the Company's common stock. As of June 30, 2017, no warrants remain outstanding under this agreement.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

In August 2015, the Company entered into a common stock purchase agreement with Terrapin pursuant to which the Company could require Terrapin to purchase up to $75.0 million of shares of the Company’s voting common stock over the 24-month term following the date of the agreement. Through the term of this agreement, Terrapin purchased a total of 67.3 million shares of voting common stock for a total purchase price of $75.0 million. In January 2017, the Company drew $12.0 million and issued to Terrapin 8.9 million shares of voting common stock. No funds remain available under this agreement.

4. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments is designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016
Derivative assets:
Interest rate cap	$1	$4
Total derivative assets	$1	$4
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(36,860)	$(26,664)
Compound embedded derivative with the Thermo Loan Agreement	(318,215)	(254,507)
Total derivative liabilities	$(355,075)	$(281,171)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate cap	$(1)	$(1)	$(3)	$(5)
Compound embedded derivative with the 2013 8.00% Notes	(11,354)	5,335	(10,196)	5,783
Compound embedded derivative with the Thermo Loan Agreement	(65,775)	35,165	(63,708)	33,377
Total derivative gain (loss)	$(77,130)	$40,499	$(73,907)	$39,155

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Thermo Loan Agreement. These embedded derivatives required bifurcation from the debt host agreement and are recorded as a derivative liability on the Company’s condensed consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of its compound embedded derivative liabilities using a blend of a Monte Carlo simulation model and market prices. See Note 5: Fair Value Measurements for further discussion. As the first put date for the 2013 8.00% Notes is on April 1, 2018, the Company has classified this derivative liability as current on its condensed consolidated balance sheet at June 30, 2017.

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

Recurring Fair Value Measurements

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$1	$—	$1
Total assets measured at fair value	$—	$1	$—	$1

Liabilities:
Compound embedded derivative with 2013 8.00% Notes	—	—	(36,860)	(36,860)
Compound embedded derivative with the Thermo Loan Agreement	—	—	(318,215)	(318,215)
Total liabilities measured at fair value	$—	$—	$(355,075)	$(355,075)

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$4	$—	$4
Total assets measured at fair value	$—	$4	$—	$4

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(2,706)	$—	$(2,706)
Liability for stock issuance due to legal settlement	—	(389)	—	(389)
Compound embedded derivative with 2013 8.00% Notes	—	—	(26,664)	(26,664)
Compound embedded derivative with the Thermo Loan Agreement	—	—	(254,507)	(254,507)
Total liabilities measured at fair value	$—	$(3,095)	$(281,171)	$(284,266)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

As described in Note 6: Commitments and Contingencies, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature required the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes received from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. In April 2017, Hughes sold all remaining shares of Globalstar common stock and the Company was not required to issue additional shares. Prior to settlement, this liability was recorded on the Company's condensed consolidated balance sheet in accrued expenses and was marked-to-market at each balance sheet date. The value of this option was calculated using a Black-Scholes pricing model. The Company recorded gains and losses resulting from changes in the value of this liability in its condensed consolidated statement of operations. As of June 30, 2017, this liability was no longer outstanding.

Liability for future stock issuance due to legal settlement

As described in Note 6: Commitments and Contingencies, the Company settled litigation related to its Brazilian subsidiary in October 2016 through the payment of Globalstar common stock. In connection with this settlement, the Company agreed to provide downside protection for the difference between the total settlement amount and the total amount of gross proceeds the counterparty receives from the sale of these shares. An estimate of $0.4 million for this liability was recorded in accrued expenses in the Company's condensed consolidated financial statements as of December 31, 2016. In March 2017, the Company settled this liability through the final payment of approximately 0.3 million shares of Globalstar common stock.

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	June 30, 2017
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	90%	1.2%	$0.73	26%	$2.13
Compound embedded derivative with the Thermo Loan Agreement	40% - 85%	2.0%	$0.73	26%	$2.13

	December 31, 2016
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	100% - 110%	1.0%	$0.73	25%	$1.58
Compound embedded derivative with the Thermo Loan Agreement	40% - 110%	2.2%	$0.73	25%	$1.58

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(277,946)	$(240,982)	$(281,171)	$(239,642)
Unrealized gain (loss), included in derivative gain (loss)	(77,129)	40,500	(73,904)	39,160
Balance at end of period	$(355,075)	$(200,482)	$(355,075)	$(200,482)

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

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Thermo Loan Agreement	$71,741	$51,045	$64,347	$47,874
2013 8.00% Notes	15,726	15,459	14,572	14,350

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations - Next-Generation Gateways and Other Ground Facilities

As of June 30, 2017, the Company had purchase commitments with Thales, Hughes and Ericsson related to the procurement, deployment and maintenance of the second-generation network.  The Company is obligated to make payments under these purchase commitments totaling approximately $1.1 million during 2017, all of which are owed to Ericsson and were accrued on its condensed consolidated balance sheet in accrued expenses as of June 30, 2017.

Hughes designed, supplied and implemented the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of the Company’s gateways. Hughes also provided the satellite interface chips to be used in various second-generation Globalstar devices. Ericsson developed, implemented and installed the Company's ground interface, or core network system, at certain of the Company's gateways. The second-generation Ericsson core links the Hughes RANs to the public-switched telephone network (“PSTN”), cellular networks and Internet. In December 2016, the Company formally accepted all contract deliverables under the core contracts for both Hughes and Ericsson necessary to deploy its second-generation ground infrastructure. The Company intends to complete certain add-ons outside of the scope of the core contracts, which include certain punch list items with Ericsson and the installation of second-generation RANs at certain additional gateways.

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain of its remaining contract payments, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. In the April 2015 agreement (as amended), the Company agreed to provide downside protection through June 30, 2017. This feature required that the Company issue additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes received from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. In April 2017, Hughes sold all remaining shares of Globalstar common stock. The Company was not required to issue additional shares. See Note 5: Fair Value Measurements for further discussion of the fair value of this liability.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the

Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of June 30, 2017, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore it would survive any termination of the Settlement Agreement. As of June 30, 2017, no party had terminated the Settlement Agreement.

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

7. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.3 million as of June 30, 2017 and December 31, 2016, respectively.

Transactions with Thermo

General and administrative expenses are related to non-cash expenses and those expenses incurred by Thermo on behalf of the Company which are charged to the Company. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company) and receive no cash compensation from the Company. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time. Those expenses charged to the Company were $0.2 million during the three months ended June 30, 2017 and 2016 and $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the principal amount outstanding under the Loan Agreement with Thermo was $99.8 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $318.2 million. During the three months ended June 30, 2017 and 2016, interest accrued on the Loan Agreement was approximately $3.0 million and $2.6 million, respectively. During the six months ended June 30, 2017 and 2016, interest accrued on the Loan Agreement was approximately and $5.8 million and $5.2 million, respectively.

In May 2017, Thermo exercised all remaining warrants to purchase approximately 24.6 million shares issued under the Contingent Equity Agreement for a purchase price of $0.2 million.

In June 2017, the Company and Thermo entered into a Common Stock Purchase Agreement in connection with the amendment and restatement of the Company's Facility Agreement.

The Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock. Thermo may convert shares of nonvoting common stock into shares of voting common stock as needed to comply with these ownership limitations.

In 2013, the Company's Board of Directors formed a special committee consisting solely of independent directors of the Company, represented by independent legal counsel. This special committee serves as an independent board to review and approve certain transactions between the Company and Thermo.

See Note 3: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

8. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(98,734)	$14,099	$(118,895)	$(12,848)
Effect of dilutive securities:
2013 8.00% Notes	—	537	—	—
Thermo Loan Agreement	—	2,401	—	—
Income (loss) to common stockholders plus assumed conversions	$(98,734)	$17,037	$(118,895)	$(12,848)
Weighted average common shares outstanding:
Basic shares outstanding	1,128,985	1,049,381	1,121,518	1,045,205
Incremental shares from assumed exercises, conversions and other issuances:
Stock options, restricted stock, restricted stock units and ESPP	—	5,793	—	—
2013 8.00% Notes	—	27,164	—	—
Thermo Loan Agreement	—	139,709	—	—
Warrants and other	—	27,625	—	—
Diluted shares outstanding	1,128,985	1,249,672	1,121,518	1,045,205
Net income (loss) per common share:
Basic	$(0.09)	$0.01	(0.11)	(0.01)
Diluted	(0.09)	0.01	(0.11)	(0.01)

For the six months ended June 30, 2017 and 2016, 191.6 million and 197.0 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive. For the three months ended June 30, 2017, the number of shares excluded from diluted shares outstanding was 190.5 million.

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$18,685	$9,846	$13,096	$(17,326)	$24,301
Subscriber equipment sales	60	3,702	1,491	(1,431)	3,822
Total revenue	18,745	13,548	14,587	(18,757)	28,123
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,415	1,403	1,974	(756)	9,036
Cost of subscriber equipment sales	32	3,106	1,525	(1,885)	2,778
Marketing, general and administrative	5,312	997	19,357	(16,122)	9,544
Depreciation, amortization and accretion	19,101	120	54	—	19,275
Total operating expenses	30,860	5,626	22,910	(18,763)	40,633
Income (loss) from operations	(12,115)	7,922	(8,323)	6	(12,510)
Other income (expense):
Gain on equity issuance	1,964	—	—	—	1,964
Interest income and expense, net of amounts capitalized	(8,829)	7	(32)	4	(8,850)
Derivative loss	(77,130)	—	—	—	(77,130)
Equity in subsidiary earnings (loss)	(1,282)	(4,076)	—	5,358	—
Other	(1,342)	(337)	(418)	(5)	(2,102)
Total other income (expense)	(86,619)	(4,406)	(450)	5,357	(86,118)
Income (loss) before income taxes	(98,734)	3,516	(8,773)	5,363	(98,628)
Income tax expense	—	4	102	—	106
Net income (loss)	$(98,734)	$3,512	$(8,875)	$5,363	$(98,734)
Comprehensive income (loss)	$(98,734)	$3,512	$(8,911)	$5,354	$(98,779)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$10,944	$10,863	$10,689	$(11,526)	$20,970
Subscriber equipment sales	96	2,774	1,997	(751)	4,116
Total revenue	11,040	13,637	12,686	(12,277)	25,086
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,135	1,034	2,702	(934)	7,937
Cost of subscriber equipment sales	43	2,112	1,478	(747)	2,886
Marketing, general and administrative	5,430	1,322	16,219	(11,521)	11,450
Depreciation, amortization and accretion	18,851	206	288	(121)	19,224
Total operating expenses	29,459	4,674	20,687	(13,323)	41,497
Income (loss) from operations	(18,419)	8,963	(8,001)	1,046	(16,411)
Other income (expense):
Loss on equity issuance	(2,075)	—	—	—	(2,075)
Interest income and expense, net of amounts capitalized	(9,000)	(3)	(47)	1	(9,049)
Derivative gain	40,499	—	—	—	40,499
Equity in subsidiary earnings (loss)	2,924	(968)	—	(1,956)	—
Other	170	92	328	95	685
Total other income (expense)	32,518	(879)	281	(1,860)	30,060
Income (loss) before income taxes	14,099	8,084	(7,720)	(814)	13,649
Income tax benefit	—	—	(450)	—	(450)
Net income (loss)	$14,099	$8,084	$(7,270)	$(814)	$14,099
Comprehensive income (loss)	$14,099	$8,084	$(8,195)	$(814)	$13,174

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$36,297	$19,202	$24,097	$(33,814)	$45,782
Subscriber equipment sales	127	5,993	2,841	(1,968)	6,993
Total revenue	36,424	25,195	26,938	(35,782)	52,775
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	12,543	2,828	5,147	(2,508)	18,010
Cost of subscriber equipment sales	66	4,823	1,952	(1,967)	4,874
Marketing, general and administrative	10,971	2,116	37,265	(31,318)	19,034
Depreciation, amortization and accretion	38,052	402	115	—	38,569
Total operating expenses	61,632	10,169	44,479	(35,793)	80,487
Income (loss) from operations	(25,208)	15,026	(17,541)	11	(27,712)
Other income (expense):
Gain (loss) on equity issuance	2,706	—	(36)	—	2,670
Interest income and expense, net of amounts capitalized	(17,584)	(1)	(101)	8	(17,678)
Derivative loss	(73,907)	—	—	—	(73,907)
Equity in subsidiary earnings (loss)	(3,215)	(7,510)	—	10,725	—
Other	(1,687)	(437)	5	(7)	(2,126)
Total other income (expense)	(93,687)	(7,948)	(132)	10,726	(91,041)
Income (loss) before income taxes	(118,895)	7,078	(17,673)	10,737	(118,753)
Income tax expense	—	9	133	—	142
Net income (loss)	$(118,895)	$7,069	$(17,806)	$10,737	$(118,895)
Comprehensive income (loss)	$(118,895)	$7,069	$(18,662)	$10,728	$(119,760)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$27,882	$18,358	$20,114	$(26,635)	$39,719
Subscriber equipment sales	424	4,466	3,674	(1,361)	7,203
Total revenue	28,306	22,824	23,788	(27,996)	46,922
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,948	2,070	5,597	(2,087)	15,528
Cost of subscriber equipment sales	187	3,540	2,693	(1,356)	5,064
Marketing, general and administrative	10,604	1,854	33,064	(25,462)	20,060
Depreciation, amortization and accretion	37,623	426	569	(239)	38,379
Total operating expenses	58,362	7,890	41,923	(29,144)	79,031
Income (loss) from operations	(30,056)	14,934	(18,135)	1,148	(32,109)
Other income (expense):
Loss on equity issuance	(1,923)	—	—	—	(1,923)
Interest income and expense, net of amounts capitalized	(17,981)	(12)	(152)	(9)	(18,154)
Derivative gain	39,155	—	—	—	39,155
Equity in subsidiary earnings (loss)	(1,427)	2,079	—	(652)	—
Other	(616)	(112)	604	48	(76)
Total other income (expense)	17,208	1,955	452	(613)	19,002
Income (loss) before income taxes	(12,848)	16,889	(17,683)	535	(13,107)
Income tax benefit	—	—	(259)	—	(259)
Net income (loss)	$(12,848)	$16,889	$(17,424)	$535	$(12,848)
Comprehensive income (loss)	$(12,848)	$16,889	$(19,000)	$535	$(14,424)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,538	$1,975	$2,325	$—	$8,838
Accounts receivable	5,806	6,135	3,428	—	15,369
Intercompany receivables	938,139	717,066	46,098	(1,701,303)	—
Inventory	2,208	4,621	1,985	—	8,814
Prepaid expenses and other current assets	1,738	1,830	1,621	—	5,189
Total current assets	952,429	731,627	55,457	(1,701,303)	38,210
Property and equipment, net	1,005,671	3,751	4,371	5	1,013,798
Restricted cash	37,915	—	—	—	37,915
Intercompany notes receivable	7,447	—	6,436	(13,883)	—
Investment in subsidiaries	(282,248)	78,753	37,502	165,993	—
Intangible and other assets, net	17,321	87	2,650	(12)	20,046
Total assets	$1,738,535	$814,218	$106,416	$(1,549,200)	$1,109,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108,720	$—	$—	$—	$108,720
Accounts payable	2,925	3,487	1,212	—	7,624
Accrued contract termination charge	20,026	—	—	—	20,026
Accrued expenses	7,713	6,097	6,854	—	20,664
Derivative Liabilities	36,860	—	—	—	36,860
Intercompany payables	673,426	773,216	254,622	(1,701,264)	—
Payables to affiliates	304	—	—	—	304
Deferred revenue	1,130	21,247	7,099	—	29,476
Total current liabilities	851,104	804,047	269,787	(1,701,264)	223,674
Long-term debt, less current portion	459,966	—	—	—	459,966
Employee benefit obligations	4,944	—	—	—	4,944
Intercompany notes payable	6,436	—	7,447	(13,883)	—
Derivative liabilities	318,215	—	—	—	318,215
Deferred revenue	5,468	384	14	—	5,866
Other non-current liabilities	928	325	4,577	—	5,830
Total non-current liabilities	795,957	709	12,038	(13,883)	794,821
Stockholders’ equity (deficit)	91,474	9,462	(175,409)	165,947	91,474
Total liabilities and stockholders’ equity	$1,738,535	$814,218	$106,416	$(1,549,200)	$1,109,969

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

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$4,008	$1,068	$1,180	$—	$6,256
Cash flows used in investing activities:
Second-generation network costs (including interest)	(6,498)	—	(32)	—	(6,530)
Property and equipment additions	(1,637)	(420)	(59)	—	(2,116)
Purchase of intangible assets	(1,552)	—	(492)	—	(2,044)
Net cash used in investing activities	(9,687)	(420)	(583)	—	(10,690)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(21,695)	—	—	—	(21,695)
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—	—	—	33,000
Payment of debt restructuring fee	(20,795)	—	—	—	(20,795)
Payment of debt amendment fee	(255)	—	—	—	(255)
Proceeds from issuance of stock to Terrapin	12,000	—	—	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	635	—	—	—	635
Net cash provided by financing activities	2,890	—	—	—	2,890
Effect of exchange rate changes on cash	—	—	84	—	84
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,789)	648	681	—	(1,460)
Cash, cash equivalents and restricted cash, beginning of period	45,242	1,327	1,644	—	48,213
Cash, cash equivalents and restricted cash, end of period	$42,453	$1,975	$2,325	$—	$46,753

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$916	$255	$(170)	$—	$1,001
Cash flows used in investing activities:
Second-generation network costs (including interest)	(5,161)	—	(146)	—	(5,307)
Property and equipment additions	(5,937)	(167)	(241)	—	(6,345)
Purchase of intangible assets	(806)	—	—	—	(806)
Net cash used in investing activities	(11,904)	(167)	(387)	—	(12,458)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(16,418)	—	—	—	(16,418)
Proceeds from issuance of stock to Terrapin	28,500	—	—	—	28,500
Proceeds from issuance of common stock and exercise of options and warrants	3,016	—	—	—	3,016
Net cash provided by financing activities	15,098	—	—	—	15,098
Effect of exchange rate changes on cash	—	—	152	—	152
Net increase (decrease) in cash, cash equivalents and restricted cash	4,110	88	(405)	—	3,793
Cash, cash equivalents and restricted cash, beginning of period	41,448	719	3,227	—	45,394
Cash, cash equivalents and restricted cash, end of period	$45,558	$807	$2,822	$—	$49,187

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

Regulatory Reform for Terrestrial Spectrum Authority

In December 2016, the Federal Communications Commission (the "FCC") adopted a Report and Order which will enable us to offer terrestrial broadband services over our 11.5 MHz band of licensed 2.4 GHz spectrum. The Report and Order was published in the Federal Register on January 31, 2017 and became effective on March 2, 2017. In April 2017, we filed an application with the FCC to modify our mobile satellite services licenses consistent with the Report and Order. The FCC placed our application on public notice in May and established a comment cycle.  The comment period closed July 11, 2017.  We expect the FCC to issue our requested modified licenses in the near future.

Shortly after receiving this ruling from the FCC, we began seeking similar terrestrial authority in several international jurisdictions. We expect this effort to continue for the foreseeable future.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2017 and 2016

Revenue

Total revenue increased by $3.0 million, or approximately 12%, to $28.1 million for the three months ended June 30, 2017 from $25.1 million for the same period in 2016. This increase was driven primarily by a $3.3 million increase in service revenue due primarily to a 23% increase in Duplex ARPU and a 14% increase in SPOT ARPU. A decline in equipment revenue slightly offset this growth in service revenue.

Total revenue increased by $5.9 million, or approximately 13%, to $52.8 million for the six months ended June 30, 2017 from $46.9 million for the same period in 2016. This increase was driven primarily by a $6.1 million increase in service revenue due primarily to a 23% increase in Duplex ARPU and a 12% increase in SPOT ARPU. A decline in equipment revenue slightly offset this growth in service revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$9,322	33%	$8,093	32%	$16,920	32%	$14,427	31%
SPOT	11,193	40	9,489	38	21,590	41	18,590	39
Simplex	2,526	9	2,644	11	4,942	9	5,009	11
IGO	376	1	172	1	587	1	416	1
Other	884	3	572	2	1,743	3	1,277	3
Total	$24,301	86%	$20,970	84%	$45,782	86%	$39,719	85%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$612	2%	$1,171	4%	$1,511	3%	$2,019	4%
SPOT	1,815	7	1,654	7	3,051	6	2,615	6
Simplex	1,072	4	1,072	4	1,979	4	2,006	4
IGO	330	1	229	1	469	1	531	1
Other	(7)	—	(10)	—	(17)	—	32	—
Total	$3,822	14%	$4,116	16%	$6,993	14%	$7,203	15%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average number of subscribers for the period:
Duplex	72,290	77,479	73,650	77,154
SPOT	282,826	272,698	282,149	271,073
Simplex	300,459	297,945	301,433	300,529
IGO	37,162	39,091	37,596	39,127
Other	1,483	2,662	1,543	2,703
Total	694,220	689,875	696,371	690,586

ARPU (monthly):
Duplex	$42.98	$34.82	$38.29	$31.16
SPOT	13.19	11.60	12.75	11.43
Simplex	2.80	2.96	2.73	2.78
IGO	3.37	1.46	2.60	1.77

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

Service Revenue

Duplex service revenue increased 15% and 17% for the three and six months ended June 30, 2017, respectively, compared to the same period in 2016 due primarily to increases in ARPU. ARPU increased 23% for both the three and six months ended June 30, 2017 compared to the same periods in 2016. These ARPU increases contributed $1.8 million and $3.2 million to the total Duplex service revenue increases in the respective periods. Higher ARPU was due primarily to rate plan changes, increased revenue from prepaid, usage-based plans, and a higher number of revenue-generating subscribers. We increased prices for certain of our legacy rate plans beginning in 2016 to align our rate plans with our service levels and prospective rate plans for future products. Additionally, approximately half of our new subscribers select our prepaid, usage-based plans. These plans result in higher service revenue recognized when unused minutes expire on the anniversary date of the customer's contract. Higher revenue from prepaid plans contributed $0.7 million and $1.5 million, respectively, to the total service revenue increases during the three and six-month periods ended June 30, 2017. A decrease in average subscribers of 7% and 5% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 offset partially the increases in ARPU. This decrease was due to slower activations and more aggressive collections procedures as we more promptly deactivate non-paying subscribers. The decline in the average subscriber base negatively impacted Duplex service revenue by $0.6 million and $0.7 million in the respective periods.

SPOT service revenue increased 18% and 16% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 due to increases in both ARPU and the average subscriber base. ARPU increased 14% and 12% for the three and six months ended June 30, 2017 compared to the same periods in 2016. These ARPU increases resulted in higher SPOT service revenue of $1.3 million and $2.2 million in the respective periods. Higher ARPU was primarily driven by rate plan increases beginning in 2016. The average number of SPOT subscribers increased 4% for both the three and six months ended June 30, 2017 compared to the same periods in 2016. These increases contributed $0.4 million and $0.8 million to the total SPOT service revenue increases in the respective periods.

Simplex service revenue decreased 4% and 1% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 due to slight fluctuations in ARPU and average subscribers in the respective periods.

Other revenue increased $0.3 million, or 55%, and $0.5 million, or 36%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases in other revenue were due primarily to higher revenue generated from government contracts, which increased by $0.3 million and $0.8 million during the respective periods. The increase from government contracts for the year to date period was offset partially by the reclassification of activation fees from other revenue to Simplex and Duplex service revenue beginning April 1, 2016, which contributed $0.3 million to the total variance.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.6 million and $0.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. We experienced higher demand in 2016 due to lower service plan prices in effect and a change in sales promotions in 2017 as we manage phone inventory levels prior to the launch of a second-generation device.

Revenue from SPOT equipment sales increased 10% and 17% for the three and six months ended June 30, 2017, respectively, compared to the same period in 2016 due to an increase in the volume of units sold during the respective periods. The success of our SPOT products continues, as evidenced by our increased subscriber base.

Revenue from Simplex equipment sales was flat for the three months ended June 30, 2017 and decreased 1% for the six months ended June 30, 2017 compared to the same periods in 2016. Slight changes in pricing and the mix of products sold during the periods contributed to the variances.

Operating Expenses

Total operating expenses decreased $0.9 million, or 2%, to $40.6 million for the three months ended June 30, 2017 from $41.5 million for the same period in 2016. Total operating expenses increased $1.5 million, or 2%, to $80.5 million for the six months ended June 30, 2017 from $79.0 million for the same period in 2016. Higher cost of services and lower marketing, general and administrative expenses during the respective periods contributed to the variances.

Cost of Services

Cost of services increased $1.1 million and $2.5 million for the three and six months ended June 30, 2017, respectively, from the same periods in 2016. These increases were due primarily to support costs related to our ground network, which increased $0.5 million and $0.9 million, respectively, from the comparable periods in 2016 and higher personnel costs of $0.5 million and $0.6 million due to an increased headcount and the timing of capital projects, which increased net payroll expense when compared to 2016. Additionally, higher research and development costs of $0.2 million and $1.0 million were driven by new products and technology being developed internally and through external partners.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2017 from the same periods in 2016. These decreases are in line with the decline in revenue from subscriber equipment sales as margins generated from hardware sales are consistent during the respective periods.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $2.0 million and $1.1 million for three and six months ended June 30, 2017 compared to the same periods in 2016. These decreases are due primarily to lower professional fees and legal expenses, including a $1.1 million accrual recorded in the second quarter of 2016 for the settlement of litigation related to one of our international operations. This settlement was paid through the issuance of shares of our common stock in October 2016. See Note 6: Commitments and Contingencies to our condensed consolidated financial statements for further discussion. Additionally, subscriber acquisition costs were down $0.8 million and $1.0 million due to changes in sales strategies during the respective periods, including lower rebates and co-op marketing credits given to our resellers. These decreases were offset partially by higher stock compensation costs of $0.2 million and $0.7 million, respectively, compared to the 2016 periods.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased $0.1 million for the three months ended June 30, 2017 and increased $0.2 million for the six months ended June 30, 2017 from the same periods in 2016.

As of June 30, 2017, we had $217.2 million in construction in progress related to costs (including capitalized interest) associated with our contracts with Hughes and Ericsson to complete next-generation upgrades to our ground infrastructure. We will begin depreciating these assets when the second-generation gateways are placed into commercial service.

Other Income (Expense)

Gain (Loss) on Equity Issuance

For the three months ended June 30, 2017 and 2016, gain (loss) on equity issuance was a gain of $2.0 million and a loss of $2.1 million, respectively. For the six months ended June 30, 2017 and 2016, gain (loss) on equity issuance was a gain of $2.7 million and a loss of $1.9 million, respectively. These changes were driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash.

As discussed in Note 6: Commitments and Contingencies to our condensed consolidated financial statements, we had an agreement with Hughes whereby it exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to the market value in lieu of cash. In connection with this agreement, we provided Hughes downside protection through June 30, 2017. In April 2017, Hughes sold all remaining shares of our common stock recognizing the required proceeds under the agreement. As a result of changes in the estimated value of this option between initial issuance and settlement in April 2017, we recorded non-cash gains and losses during each reporting period. As of June 30, 2017, this liability was no longer outstanding.

Interest Income and Expense

Interest income and expense, net, decreased $0.1 million and $0.5 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

Gross interest costs increased $0.8 million and $1.3 million during the three and six months ended June 30, 2017 compared to the same period in 2016, respectively, resulting primarily from a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Thermo Loan Agreement. The increase in gross interest expense was offset by an increase in capitalized interest of $0.9 million and $1.7 million during the same periods, respectively, due primarily to an increase in our construction in progress balances related to our ground network, which results in higher interest eligible to be capitalized.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $117.6 million to a loss of $77.1 million for the three months ended June 30, 2017, compared to a gain of $40.5 million for the same period in 2016 and fluctuated by $113.1 million to a loss of $73.9 million for the six months ended June 30, 2017, compared to a gain of $39.2 million for the same period in 2016.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs can impact the value including volatility, discount rate, maturity date and changes in the principal amount of notes outstanding. See Note 5: Fair Value Measurements to our condensed consolidated financial statements for further discussion of computation of the fair value of our derivatives.

Other

Other income (loss) fluctuated $2.8 million to expense of $2.1 million for the three months ended June 30, 2017 from income of $0.7 million for the same period in 2016 and fluctuated $2 million to expense of $2.1 million for the six months ended June 30, 2017 from expense of $0.1 million for the same period in 2016.  Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs. Our principal sources of liquidity include cash on hand and cash flows from operations. We expect sources of liquidity to also include funds from other debt or equity financings that have not yet been arranged. See Part I, Item 1A. Risk Factors in our 2016 Annual Report for a description of risks, some of which are beyond our control, affecting our ability to fulfill our liquidity requirements.

As of June 30, 2017, we held cash and cash equivalents of $8.8 million. We also had $37.9 million in restricted cash, consisting of the balance in our debt service reserve account under the Facility Agreement. The Facility Agreement (as defined below) restricts the use of these funds to making principal and interest payments under the Facility Agreement.

As of December 31, 2016, we held cash and cash equivalents of $10.2 million and had $38.0 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $108.7 million and $460.0 million, respectively, at June 30, 2017, compared to $75.8 million and $500.5 million, respectively, at December 31, 2016. The current portion of our debt outstanding at these dates represents principal payments under our Facility Agreement scheduled to occur within 12 months. At June 30, 2017, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes as the first put date of the notes is April 1, 2018. The decrease in our total debt balance was due primarily to a principal payment of $21.7 million made for the Facility Agreement in June 2017. This decrease was offset partially by a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt and a higher carrying value of the Facility Agreement and convertible notes due to accretion of the debt discounts and debt financing costs.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of June 30, 2017, we were in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. Prior to October 30, 2017, we must maintain a total of $37.9 million in a debt service reserve account. After October 30, 2017, the balance in the debt service reserve account must equal the total amount of principal and interest payable on the next payment date. As of June 30, 2017, the balance in the debt service reserve account was $37.9 million and classified as restricted cash on our condensed consolidated balance sheets.

Our indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus 2.75% through June 2017, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annual in arrears in June and December of each calendar year. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE). Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

In June 2017, we amended and restated the Facility Agreement and entered into a Third Global Amendment and Restatement Agreement (the “2017 GARA”). The 2017 GARA, among other things, deferred certain financial covenants until the measurement period ending December 31, 2018; extended to the measurement period ending December 31, 2019 the date through which Equity Cure Contributions can be made; and requires the Company to raise a total of $159.0 million no later than October 30, 2017, of which $12.0 million was raised in January 2017 under a common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin") and $33.0 million was raised in June 2017 under a common stock purchase agreement with Thermo. The funds raised from Thermo were used to pay outstanding restructuring fees, insurance premiums to BPIFAE and principal and interest due under the Facility Agreement as of June 30, 2017. If we do not raise the remaining funds by October 30, 2017, it would constitute an event of default under the Facility Agreement.

See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Thermo Agreements

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2017, the principal amount outstanding was $99.8 million, including $56.3 million of interest that had accrued since 2009 with respect to the Thermo Agreements.

In connection with the 2017 GARA, Thermo and certain of its affiliates agreed to fund or backstop approximately $33.0 million to us by June 30, 2017. The total amount was raised pursuant to the Common Stock Purchase Agreement entered into between us and Thermo on June 30, 2017. Thermo purchased 17.8 million shares of our voting common stock for $33.0 million at a purchase price of $1.85, which represents a 10% discount to the closing price of our voting common stock on June 29, 2017. The terms of the Common Stock Purchase Agreement were approved by a special committee of independent directors of the Board of Directors, who were represented by independent legal counsel.

See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.73 (as adjusted) per share of common stock. As of June 30, 2017, the principal amount outstanding of the 2013 8.00% Notes was $17.3 million. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of June 30, 2017, we were in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Terrapin Opportunity, L.P. Common Stock Purchase Agreement

In conjunction with the amendment to the Facility Agreement in August 2015, we entered into the August 2015 Terrapin Agreement pursuant to which we were entitled to require Terrapin to purchase up to $75.0 million of shares of our voting common stock over the 24-month term following the date of the agreement. Through the term of this agreement, Terrapin purchased a total of 67.3 million shares of voting common stock for a total purchase price of $75.0 million. In January 2017, we drew $12.0 million and issued to Terrapin 8.9 million shares of voting common stock. No funds remain available under this agreement.

Cash Flows for the six months ended June 30, 2017 and 2016

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$6,256	$1,001
Net cash used in investing activities	(10,690)	(12,458)
Net cash provided by financing activities	2,890	15,098
Effect of exchange rate changes on cash	84	152
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,460)	$3,793

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the six months ended June 30, 2017 was $6.3 million compared to $1.0 million during the same period in 2016. The increase was due primarily to higher cash receipts from service contracts and a favorable change in working capital.

Cash Flows Used in Investing Activities

Cash used in investing activities was $10.7 million for the six months ended June 30, 2017 compared to $12.5 million for the same period in 2016. This decrease was driven primarily by higher property and equipment additions in the prior year.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2017 compared to $15.1 million for the same period in 2016. This decrease was due to a higher amount of debt service payments during 2017, offset partially by higher proceeds from equity financings, including the Common Stock Purchase Agreement with Thermo in June 2017.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $521.3 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $5.2 million annually.

See Note 5: Fair Value Measurements to our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2017, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2017.

(b) Changes in internal control over financial reporting.

As of June 30, 2017, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 6: Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Description

3.1		Amendment #3 to the Amended and Restated Certificate of Incorporation of Globalstar, Inc.

10.1†		Amendment No.15 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of June 1, 2017

10.2*
Third Global Amendment and Restatement Agreement dated as of June 30, 2017 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto (Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2017)

10.3*
Third Amended and Restated Facility Agreement dated as of June 30, 2017 among Globalstar, Inc., BNP Paribas and the other lenders thereto (Exhibit 10.2 to Current Report on Form 8-K filed July 7, 2017)

10.4*		Common Stock Purchase Agreement dated as of June 30, 2017 between Globalstar, Inc. and Thermo Funding II LLC (Exhibit 10.3 to Current Report on Form 8-K filed July 7, 2017)

31.1		Section 302 Certification of the Principal Executive Officer

31.2		Section 302 Certification of the Principal Financial Officer

32.1		Section 906 Certification of the Principal Executive Officer

32.2		Section 906 Certification of the Principal Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

*		Incorporated by reference

†	†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 3, 2017	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)