Form 10-Q
period 2017-09-30
Globalstar, Inc.
filed 2017-11-02
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of October 25, 2017, 1,259,146,064 shares of voting common stock and no shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Service revenues	$26,069	$21,952	$71,851	$61,671
Subscriber equipment sales	4,389	3,592	11,382	10,795
Total revenue	30,458	25,544	83,233	72,466
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,315	8,373	27,325	23,901
Cost of subscriber equipment sales	2,905	2,411	7,779	7,475
Marketing, general and administrative	9,616	10,077	28,650	30,137
Depreciation, amortization and accretion	19,415	19,446	57,984	57,825
Total operating expenses	41,251	40,307	121,738	119,338
Loss from operations	(10,793)	(14,763)	(38,505)	(46,872)
Other income (expense):
Loss on extinguishment of debt	(6,306)	—	(6,306)	—
Gain on equity issuance	—	4,272	2,670	2,349
Interest income and expense, net of amounts capitalized	(8,954)	(8,866)	(26,632)	(27,020)
Derivative gain	78,840	10,982	4,933	50,137
Other	(314)	(505)	(2,440)	(581)
Total other income (expense)	63,266	5,883	(27,775)	24,885
Income (loss) before income taxes	52,473	(8,880)	(66,280)	(21,987)
Income tax expense (benefit)	67	(6,303)	209	(6,562)
Net income (loss)	$52,406	$(2,577)	$(66,489)	$(15,425)

Other comprehensive income (loss):
Foreign currency translation adjustments	(902)	84	(1,767)	(1,492)
Total comprehensive income (loss)	$51,504	$(2,493)	$(68,256)	$(16,917)

Net income (loss) per common share:
Basic	$0.04	$0.00	$(0.06)	$(0.01)
Diluted	0.04	0.00	(0.06)	(0.01)
Weighted-average shares outstanding:
Basic	1,169,993	1,080,313	1,137,854	1,056,993
Diluted	1,345,905	1,080,313	1,137,854	1,056,993

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,243	$10,230
Accounts receivable, net of allowance of $3,604 and $3,966, respectively	17,613	15,219
Inventory	8,504	8,093
Prepaid expenses and other current assets	5,685	4,588
Total current assets	48,045	38,130
Property and equipment, net	1,000,991	1,039,719
Restricted cash	37,984	37,983
Intangible and other assets, net of accumulated amortization of $7,195 and $7,021, respectively	20,788	16,782
Total assets	$1,107,808	$1,132,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$94,327	$75,755
Debt restructuring fees	—	20,795
Accounts payable	6,282	7,499
Accrued contract termination charge	20,714	18,451
Accrued expenses	27,889	23,162
Derivative liabilities	1,911	—
Payables to affiliates	382	309
Deferred revenue	33,130	26,479
Total current liabilities	184,635	172,450
Long-term debt, less current portion	466,669	500,524
Employee benefit obligations	4,709	4,883
Derivative liabilities	242,324	281,171
Deferred revenue	6,111	5,877
Other non-current liabilities	6,318	5,890
Total non-current liabilities	726,131	798,345

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,500,000,000 and 1,200,000,000 shares authorized; 1,051,765,834 and 972,602,824 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	105	97
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; 134,008,656 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	13	13
Additional paid-in capital	1,752,786	1,649,315
Accumulated other comprehensive loss	(7,145)	(5,378)
Retained deficit	(1,548,717)	(1,482,228)
Total stockholders’ equity	197,042	161,819
Total liabilities and stockholders’ equity	$1,107,808	$1,132,614
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows provided by (used in) operating activities:
Net loss	$(66,489)	$(15,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	57,984	57,825
Change in fair value of derivative assets and liabilities	(4,933)	(50,137)
Stock-based compensation expense	3,592	2,963
Amortization of deferred financing costs	6,147	6,932
Provision for bad debts	707	860
Noncash interest and accretion expense	8,497	8,320
Loss on extinguishment of debt	6,306	—
Change in fair value related to equity issuance	(2,670)	(2,349)
Noncash expense related to legal settlement	—	1,094
Reversal of uncertain tax position	—	(6,317)
Unrealized foreign currency loss	1,762	357
Other, net	680	114
Changes in operating assets and liabilities:
Accounts receivable	(2,876)	(3,066)
Inventory	(282)	2,972
Prepaid expenses and other current assets	(1,501)	(1,276)
Other assets	(691)	(476)
Accounts payable and accrued expenses	3,993	2,714
Payables to affiliates	73	(374)
Other non-current liabilities	(26)	82
Deferred revenue	6,355	2,891
Net cash provided by operating activities	16,628	7,704
Cash flows used in investing activities:
Second-generation network costs (including interest)	(6,862)	(8,472)
Property and equipment additions	(4,033)	(7,646)
Purchase of intangible assets	(2,674)	(1,327)
Net cash used in investing activities	(13,569)	(17,445)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(21,695)	(16,418)
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—
Payment of debt restructuring fee	(20,795)	—
Payments for debt and equity issuance costs	(413)	—
Proceeds from issuance of stock to Terrapin	12,000	28,500
Proceeds from issuance of common stock and exercise of options and warrants	642	3,001
Net cash provided by financing activities	2,739	15,083
Effect of exchange rate changes on cash	216	133
Net increase in cash, cash equivalents and restricted cash	6,014	5,475
Cash, cash equivalents and restricted cash, beginning of period	48,213	45,394
Cash, cash equivalents and restricted cash, end of period	$54,227	$50,869
	As of:
	September 30, 2017	December 31, 2016
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$16,243	$10,230
Restricted cash (See Note 3 for further discussion on restrictions)	37,984	37,983
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,227	$48,213

	Nine Months Ended
	September 30, 2017	September 30, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,697	$11,409

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$3,134	$2,340
Capitalized accretion of debt discount and amortization of prepaid financing costs	3,844	3,225
Issuance of common stock for legal settlement	453	—
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

2. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,426	$1,211,090
Prepaid long-lead items	17,040	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	48,796	48,400
Construction in progress:
Space component	3	81
Ground component	221,925	207,127
Next-generation software upgrades	12,019	10,223
Other	2,706	2,299
Total Globalstar System	1,530,396	1,528,741
Internally developed and purchased software	15,858	15,005
Equipment	9,371	9,875
Land and buildings	3,369	3,330
Leasehold improvements	1,926	1,893
Total property and equipment	1,560,920	1,558,844
Accumulated depreciation	(559,929)	(519,125)
Total property and equipment, net	$1,000,991	$1,039,719

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

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of September 30, 2017 consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of September 30, 2017, this satellite and the prepaid long-lead items ("LLI") have not been placed into service; therefore, the Company has not started to record depreciation expense for these items.

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

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	September 30, 2017			December 31, 2016
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$521,317	$37,325	$483,992	$543,011	$45,651	$497,360
Thermo Loan Agreement	102,867	27,196	75,671	93,962	29,615	64,347
8.00% Convertible Senior Notes Issued in 2013	1,333	—	1,333	17,126	2,554	14,572
Total Debt	625,517	64,521	560,996	654,099	77,820	576,279
Less: Current Portion	94,327	—	94,327	75,755	—	75,755
Long-Term Debt	$531,190	$64,521	$466,669	$578,344	$77,820	$500,524

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

The Facility Agreement is scheduled to mature in December 2022. As of September 30, 2017, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 3.25% through June 2018, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

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

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of September 30, 2017, the Company was in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. Prior to October 30, 2017, the Company was required to maintain a total of $37.9 million in a debt service reserve account. Beginning on October 30, 2017, the balance in the debt service reserve account must equal the total amount of principal and interest payable by the Company on the next payment date. As of September 30, 2017, the balance in the debt service reserve account was $38.0 million and classified as restricted cash on the Company's condensed consolidated balance sheets.

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

•
The Company agreed to raise at least $159.0 million in equity, which includes $12.0 million previously raised from its common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin") in January 2017. The Company was required to raise a portion of the total $159.0 million by June 30, 2017 and the remaining amount no later than October 30, 2017. The Company was required to raise approximately $33.0 million as of June 30, 2017, which included amounts for the Company's outstanding restructuring fees, insurance premiums to BPIFAE and principal and interest due under the Facility Agreement as of June 30, 2017. This amount was raised pursuant to the Common Stock Purchase Agreement entered into between the Company and Thermo on June 30, 2017, as discussed in Note 7: Related Party Transactions. In October 2017, the Company satisfied the remaining equity requirement by completing a common stock offering that generated net proceeds of approximately $114.8 million (after deducting underwriter commissions and estimated offering expenses), as discussed further below. The Company is required to deposit 80% of any equity proceeds raised through December 31, 2019 (including those funds required to be raised in 2017) into a restricted account, separate from the debt service reserve account discussed above, that may only be used to pay obligations under the Facility Agreement.

•
The 2017 GARA required Thermo to fund or backstop the amounts required to be raised as of June 30, 2017. The total $33.0 million was raised pursuant to the Common Stock Purchase Agreement with Thermo, discussed in Note 7: Related Party Transactions.

•
The Company agreed to limit expenditures in connection with its spectrum rights to be the lesser of (1) $20.0 million and (2) 20% of the proceeds of the aggregate of any equity the Company raises from January 1, 2017 through December 31, 2019.

•
The Company agreed to pay an amendment fee to the agent and lenders in the aggregate amount of $0.3 million and accelerated the payment of the restructuring fee and insurance premium of approximately $20.8 million, which was previously due December 31, 2017 and accrued as a current liability on the Company's condensed consolidated balance sheet.

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

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2017, $59.4 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

The amount by which the if-converted value of the Thermo Loan Agreement exceeds the principal amount at September 30, 2017, assuming conversion at the closing price of the Company's common stock on that date of $1.63 per share, is approximately $126.8 million.

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

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of September 30, 2017, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

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

As of September 30, 2017, holders had converted a total of $55.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 98.5 million shares of voting common stock. On August 24, 2017, the Company entered into an agreement to issue an aggregate of 26.4 million shares of its voting common stock in exchange for approximately $16.0 million principal amount of its 2013 8.00% Notes. As a result of this conversion, the Company recorded a loss on extinguishment of debt of $6.3 million during the third quarter of 2017 calculated as the difference between the fair value of the shares issued to the holder and the carrying value of the debt and derivative liabilities written off due to the conversion. There were no other conversions during the three and nine-month periods ending September 30, 2017.

Holders who convert 2013 8.00% Notes may receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of September 30, 2017, no conversions had been initiated but not yet fully settled.

The Company evaluated the various embedded derivatives within the Indenture for the 2013 8.00% Notes. The Company determined that the conversion option and the contingent put feature within the Indenture required bifurcation from the 2013 8.00% Notes. The Company did not deem the conversion option and the contingent put feature to be clearly and closely related to the 2013 8.00% Notes and separately accounted for them as a standalone derivative. The Company recorded this compound embedded derivative liability as a liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the face value of the 2013 8.00% Notes.

The Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 2013 8.00% Notes (April 1, 2018) using an effective interest rate method. However, following the conversion in August 2017 (as discussed above), the remaining debt discount balance was recorded to interest expense during the third quarter 2017, resulting in no balance as of September 30, 2017. The Company is marking to market the fair value of the compound embedded derivative liability at the end of each reporting period, or more frequently as deemed necessary, and as of the date of a significant conversion (such as the one discussed above), with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices.

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at September 30, 2017, assuming conversion at the closing price of the Company's common stock on that date of $1.63 per share, is approximately $1.6 million.

Warrants Outstanding

Pursuant to the terms of the Contingent Equity Agreement with Thermo (See Note 9: Related Party Transactions in the Consolidated Financial Statements in the 2016 Annual Report for a description of the Contingent Equity Agreement), the Company issued to Thermo 41.5 million warrants at a strike price of $0.01 to purchase shares of common stock pursuant to the annual availability fee and subsequent reset provisions in the Contingent Equity Agreement. These warrants were issued between June 2009 and June 2012 and have a five-year exercise period from issuance. In May 2017, Thermo exercised the remaining 24.6 million of the total 41.5 million warrants issued, resulting in the issuance of 24.6 million shares of the Company's common stock. As of September 30, 2017, no warrants remain outstanding under this agreement.

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

Public Offering of Common Stock

On October 5, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as manager for several underwriters (collectively, the “Underwriters”), relating to the sale of 73.4 million shares of common stock, at a public offering price of $1.65 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase an additional 11.0 million shares of the Company's common stock. As of November 1, 2017, this option has not been exercised.

The Underwriting Agreement contains customary representations, warranties and conditions to closing. The Company received approximately $114.8 million in net proceeds from the sale of the common stock. The Company used the net proceeds from the offering to meet its obligation to raise $114.0 million by October 30, 2017 pursuant to the 2017 GARA (as discussed above). Eighty percent of the net proceeds of the offering were deposited in a restricted account and are expected to be drawn primarily to pay principal and interest due under the Facility Agreement in December 2017 and June 2018. The remainder of the proceeds will be used for general corporate purposes.

4. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments is designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016
Derivative assets:
Interest rate cap	$1	$4
Total derivative assets	$1	$4
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(1,911)	$(26,664)
Compound embedded derivative with the Thermo Loan Agreement	(242,324)	(254,507)
Total derivative liabilities	$(244,235)	$(281,171)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate cap	$—	$—	$(3)	$(5)
Compound embedded derivative with the 2013 8.00% Notes	2,949	1,641	(7,247)	7,424
Compound embedded derivative with the Thermo Loan Agreement	75,891	9,341	12,183	42,718
Total derivative gain (loss)	$78,840	$10,982	$4,933	$50,137

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Thermo Loan Agreement. These embedded derivatives required bifurcation from the debt host agreement and are recorded as a derivative liability on the Company’s condensed consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of its compound embedded derivative liabilities using a blend of a Monte Carlo simulation model and market prices. See Note 5: Fair Value Measurements for further discussion. As the first put date for the 2013 8.00% Notes is on April 1, 2018, the Company has classified this derivative liability as current on its condensed consolidated balance sheet at September 30, 2017.

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

Recurring Fair Value Measurements

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$1	$—	$1
Total assets measured at fair value	$—	$1	$—	$1

Liabilities:
Compound embedded derivative with 2013 8.00% Notes	—	—	(1,911)	(1,911)
Compound embedded derivative with the Thermo Loan Agreement	—	—	(242,324)	(242,324)
Total liabilities measured at fair value	$—	$—	$(244,235)	$(244,235)

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$4	$—	$4
Total assets measured at fair value	$—	$4	$—	$4

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(2,706)	$—	$(2,706)
Liability for stock issuance due to legal settlement	—	(389)	—	(389)
Compound embedded derivative with 2013 8.00% Notes	—	—	(26,664)	(26,664)
Compound embedded derivative with the Thermo Loan Agreement	—	—	(254,507)	(254,507)
Total liabilities measured at fair value	$—	$(3,095)	$(281,171)	$(284,266)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

As described in Note 6: Commitments and Contingencies, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature required the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes received from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. In April 2017, Hughes sold all remaining shares of Globalstar common stock and the Company was not required to issue additional shares. Prior to settlement, this liability was recorded on the Company's condensed consolidated balance sheet in accrued expenses and was marked-to-market at each balance sheet date. The value of this option was calculated using a Black-Scholes pricing model. The Company recorded gains and losses resulting from changes in the value of this liability in its condensed consolidated statement of operations. This liability is no longer outstanding.

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

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	September 30, 2017
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	70%	1.2%	$0.73	26%	$1.63
Compound embedded derivative with the Thermo Loan Agreement	40% - 85%	2.0%	$0.73	26%	$1.63

	December 31, 2016
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	100% - 110%	1.0%	$0.73	25%	$1.58
Compound embedded derivative with the Thermo Loan Agreement	40% - 110%	2.2%	$0.73	25%	$1.58

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

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivatives within the Company’s 2013 8.00% Notes and Thermo Loan Agreement included the following inputs and features: payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion, estimated maturity date, and the principal balance of each loan at the balance sheet date. There are also certain put and call features within the 2013 8.00% Notes that impact the valuation model. The trading activity in the market provides the Company with additional valuation support. The Company uses a weight factor to calculate the fair value of the embedded derivatives to align the fair value produced from the Monte Carlo simulation model with the market value of the 2013 8.00% Notes. Due to the similarities of the debt instruments, the Company applies a similar weight to the embedded derivative in the Thermo Loan Agreement. These valuations are sensitive to the weighting applied to each of the simulated values.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$(355,075)	$(200,482)	$(281,171)	$(239,642)
Derivative adjustment related to conversions	32,000	—	32,000	—
Unrealized gain (loss), included in derivative gain (loss)	78,840	10,982	4,936	50,142
Balance at end of period	$(244,235)	$(189,500)	$(244,235)	$(189,500)

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and liabilities that are remeasured at fair value on a nonrecurring basis. On August 24, 2017, a holder of $16.0 million principal amount of its 2013 8.00% Notes converted the notes into shares of the Company's common stock. See further discussion in Note 3: Long-Term Debt and Other Financing Arrangements. As a result of this conversion, the Company wrote off a portion of the compound embedded derivative with the 2013 8.00% Notes based on the value of the derivative on the conversion date. As of the date of conversion, the fair value of the compound embedded derivative with the 2013 8.00% Notes was $34.7 million. The significant quantitative Level 3 inputs utilized in the valuation models as of the conversion date are shown in the table below:

	August 24, 2017
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	65%	1.1%	$0.73	26%	$2.03

See further discussion above and in Note 4: Derivatives for other valuation inputs used in the valuation model of the 2013 8.00% Notes and the impact these inputs have on the fair value measurement.

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

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Thermo Loan Agreement	$75,671	$54,118	$64,347	$47,874
2013 8.00% Notes	1,333	1,234	14,572	14,350

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations - Next-Generation Gateways and Other Ground Facilities

As of September 30, 2017, the Company had purchase commitments with Thales, Hughes and Ericsson related to the procurement, deployment and maintenance of the second-generation network.  The Company is obligated to make payments under these purchase commitments totaling approximately $0.6 million, which were accrued on its condensed consolidated balance sheet in accrued expenses as of September 30, 2017.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the

Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of September 30, 2017, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore it would survive any termination of the Settlement Agreement. As of September 30, 2017, no party had terminated the Settlement Agreement.

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

7. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.4 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

Transactions with Thermo

General and administrative expenses are related to non-cash expenses and those expenses incurred by Thermo on behalf of the Company which are charged to the Company. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company) and receive no cash compensation from the Company. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time. Those expenses charged to the Company were $0.2 million during each of the three months ended September 30, 2017 and 2016 and $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the principal amount outstanding under the Loan Agreement with Thermo was $102.9 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $242.3 million. During the three months ended September 30, 2017 and 2016, interest accrued on the Loan Agreement was approximately $3.1 million and $2.7 million, respectively. During the nine months ended September 30, 2017 and 2016, interest accrued on the Loan Agreement was approximately and $8.9 million and $7.9 million, respectively.

In May 2017, Thermo exercised all remaining warrants to purchase approximately 24.6 million shares issued under the Contingent Equity Agreement for a purchase price of $0.2 million.

In June 2017, the Company and Thermo entered into a Common Stock Purchase Agreement in connection with the amendment and restatement of the Company's Facility Agreement. Thermo purchased 17.8 million shares of common stock for $33.0 million at a purchase price of $1.85, which represented a 10% discount to the closing price of the Company's common stock on June 29, 2017.

In October 2017, the Company entered into an underwriting agreement relating to the sale of its common stock at a public offering. Thermo participated in the stock offering and purchased a total of 27.6 million shares of common stock at a purchase price of $43.3 million.

The Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock. Thermo may convert shares of nonvoting common stock into shares of voting common stock as needed to comply with these ownership limitations. In October 2017, Thermo converted 134.0 million shares of the Company's nonvoting common stock into 134.0 million shares of voting common stock.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$52,406	$(2,577)	$(66,489)	$(15,425)
Effect of dilutive securities:
2013 8.00% Notes	388	550	1,470	1,625
Thermo Loan Agreement	2,520	2,453	7,450	7,211
Income (loss) to common stockholders plus assumed conversions	$55,314	$426	$(57,569)	$(6,589)
Weighted average common shares outstanding:
Basic shares outstanding	1,169,993	1,080,313	1,137,854	1,056,993
Incremental shares from assumed exercises, conversions and other issuances:
Stock options, restricted stock, restricted stock units and ESPP	7,364	—	—	—
2013 8.00% Notes	2,157	—	—	—
Thermo Loan Agreement	166,391	—	—	—
Diluted shares outstanding	1,345,905	1,080,313	1,137,854	1,056,993
Net income (loss) per common share:
Basic	$0.04	$0.00	$(0.06)	$(0.01)
Diluted	0.04	0.00	(0.06)	(0.01)

For the three months ended September 30, 2016, 195.8 million shares of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive. For the nine months ended September 30, 2017 and 2016, 171.5 million and 199.7 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive.

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$20,018	$10,163	$14,678	$(18,790)	$26,069
Subscriber equipment sales	55	3,524	1,762	(952)	4,389
Total revenue	20,073	13,687	16,440	(19,742)	30,458
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,460	1,523	2,819	(1,487)	9,315
Cost of subscriber equipment sales	8	2,494	1,354	(951)	2,905
Marketing, general and administrative	5,756	1,268	19,911	(17,319)	9,616
Depreciation, amortization and accretion	19,250	116	49	—	19,415
Total operating expenses	31,474	5,401	24,133	(19,757)	41,251
Income (loss) from operations	(11,401)	8,286	(7,693)	15	(10,793)
Other income (expense):
Loss on extinguishment of debt	(6,306)	—	—	—	(6,306)
Interest income and expense, net of amounts capitalized	(8,895)	(5)	(51)	(3)	(8,954)
Derivative gain	78,840	—	—	—	78,840
Equity in subsidiary earnings (loss)	754	(3,202)	—	2,448	—
Other	(586)	(182)	471	(17)	(314)
Total other income (expense)	63,807	(3,389)	420	2,428	63,266
Income (loss) before income taxes	52,406	4,897	(7,273)	2,443	52,473
Income tax expense	—	5	62	—	67
Net income (loss)	$52,406	$4,892	$(7,335)	$2,443	$52,406
Comprehensive income (loss)	$52,406	$4,892	$(8,243)	$2,449	$51,504

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$23,996	$7,529	$11,501	$(21,074)	$21,952
Subscriber equipment sales	84	2,833	1,559	(884)	3,592
Total revenue	24,080	10,362	13,060	(21,958)	25,544
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	5,178	2,538	8,442	(7,785)	8,373
Cost of subscriber equipment sales	(18)	2,108	1,203	(882)	2,411
Marketing, general and administrative	5,229	1,504	15,497	(12,153)	10,077
Depreciation, amortization and accretion	19,083	194	291	(122)	19,446
Total operating expenses	29,472	6,344	25,433	(20,942)	40,307
Income (loss) from operations	(5,392)	4,018	(12,373)	(1,016)	(14,763)
Other income (expense):
Gain on equity issuance	4,272	—	—	—	4,272
Interest income and expense, net of amounts capitalized	(8,894)	(9)	36	1	(8,866)
Derivative gain	10,982	—	—	—	10,982
Equity in subsidiary earnings (loss)	(2,743)	(12,794)	—	15,537	—
Other	(802)	(80)	284	93	(505)
Total other income (expense)	2,815	(12,883)	320	15,631	5,883
Income (loss) before income taxes	(2,577)	(8,865)	(12,053)	14,615	(8,880)
Income tax benefit	—	—	(6,303)	—	(6,303)
Net income (loss)	$(2,577)	$(8,865)	$(5,750)	$14,615	$(2,577)
Comprehensive income (loss)	$(2,577)	$(8,865)	$(5,659)	$14,608	$(2,493)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$56,315	$29,365	$38,775	$(52,604)	$71,851
Subscriber equipment sales	182	9,517	4,603	(2,920)	11,382
Total revenue	56,497	38,882	43,378	(55,524)	83,233
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	19,003	4,351	7,966	(3,995)	27,325
Cost of subscriber equipment sales	74	7,317	3,306	(2,918)	7,779
Marketing, general and administrative	16,727	3,384	57,176	(48,637)	28,650
Depreciation, amortization and accretion	57,302	518	164	—	57,984
Total operating expenses	93,106	15,570	68,612	(55,550)	121,738
Income (loss) from operations	(36,609)	23,312	(25,234)	26	(38,505)
Other income (expense):
Loss on extinguishment of debt	(6,306)	—	—	—	(6,306)
Gain (loss) on equity issuance	2,705	—	(35)	—	2,670
Interest income and expense, net of amounts capitalized	(26,479)	(6)	(152)	5	(26,632)
Derivative gain	4,933	—	—	—	4,933
Equity in subsidiary earnings (loss)	(2,461)	(10,712)	—	13,173	—
Other	(2,272)	(619)	475	(24)	(2,440)
Total other income (expense)	(29,880)	(11,337)	288	13,154	(27,775)
Income (loss) before income taxes	(66,489)	11,975	(24,946)	13,180	(66,280)
Income tax expense	—	14	195	—	209
Net income (loss)	$(66,489)	$11,961	$(25,141)	$13,180	$(66,489)
Comprehensive income (loss)	$(66,489)	$11,961	$(26,905)	$13,177	$(68,256)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$51,878	$25,887	$31,615	$(47,709)	$61,671
Subscriber equipment sales	508	7,299	5,232	(2,244)	10,795
Total revenue	52,386	33,186	36,847	(49,953)	72,466
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	15,126	4,608	14,039	(9,872)	23,901
Cost of subscriber equipment sales	169	5,648	3,896	(2,238)	7,475
Marketing, general and administrative	15,833	3,358	48,561	(37,615)	30,137
Depreciation, amortization and accretion	56,706	620	860	(361)	57,825
Total operating expenses	87,834	14,234	67,356	(50,086)	119,338
Income (loss) from operations	(35,448)	18,952	(30,509)	133	(46,872)
Other income (expense):
Gain on equity issuance	2,349	—	—	—	2,349
Interest income and expense, net of amounts capitalized	(26,875)	(21)	(116)	(8)	(27,020)
Derivative gain	50,137	—	—	—	50,137
Equity in subsidiary earnings (loss)	(4,170)	(10,715)	—	14,885	—
Other	(1,418)	(192)	888	141	(581)
Total other income (expense)	20,023	(10,928)	772	15,018	24,885
Income (loss) before income taxes	(15,425)	8,024	(29,737)	15,151	(21,987)
Income tax benefit	—	—	(6,562)	—	(6,562)
Net income (loss)	$(15,425)	$8,024	$(23,175)	$15,151	$(15,425)
Comprehensive income (loss)	$(15,425)	$8,024	$(24,662)	$15,146	$(16,917)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,575	$7,485	$3,183	$—	$16,243
Accounts receivable	6,337	7,608	3,668	—	17,613
Intercompany receivables	960,615	735,094	54,767	(1,750,476)	—
Inventory	2,195	4,684	1,625	—	8,504
Prepaid expenses and other current assets	2,141	2,247	1,297	—	5,685
Total current assets	976,863	757,118	64,540	(1,750,476)	48,045
Property and equipment, net	992,745	3,780	4,461	5	1,000,991
Restricted cash	37,984	—	—	—	37,984
Intercompany notes receivable	6,195	—	6,435	(12,630)	—
Investment in subsidiaries	(281,776)	81,988	38,008	161,780	—
Intangible and other assets, net	17,887	67	2,846	(12)	20,788
Total assets	$1,749,898	$842,953	$116,290	$(1,601,333)	$1,107,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$94,327	$—	$—	$—	$94,327
Accounts payable	2,069	3,209	1,004	—	6,282
Accrued contract termination charge	20,714	—	—	—	20,714
Accrued expenses	14,582	6,420	6,887	—	27,889
Derivative liabilities	1,911	—	—	—	1,911
Intercompany payables	690,840	787,186	272,411	(1,750,437)	—
Payables to affiliates	382	—	—	—	382
Deferred revenue	1,279	24,578	7,273	—	33,130
Total current liabilities	826,104	821,393	287,575	(1,750,437)	184,635
Long-term debt, less current portion	466,669	—	—	—	466,669
Employee benefit obligations	4,709	—	—	—	4,709
Intercompany notes payable	6,436	—	6,194	(12,630)	—
Derivative liabilities	242,324	—	—	—	242,324
Deferred revenue	5,653	441	17	—	6,111
Other non-current liabilities	961	325	5,032	—	6,318
Total non-current liabilities	726,752	766	11,243	(12,630)	726,131
Stockholders’ equity (deficit)	197,042	20,794	(182,528)	161,734	197,042
Total liabilities and stockholders’ equity	$1,749,898	$842,953	$116,290	$(1,601,333)	$1,107,808

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

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$7,884	$6,721	$2,023	$—	$16,628
Cash flows used in investing activities:
Second-generation network costs (including interest)	(6,812)	—	(50)	—	(6,862)
Property and equipment additions	(3,395)	(563)	(75)	—	(4,033)
Purchase of intangible assets	(2,099)	—	(575)	—	(2,674)
Net cash used in investing activities	(12,306)	(563)	(700)	—	(13,569)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(21,695)	—	—	—	(21,695)
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—	—	—	33,000
Payment of debt restructuring fee	(20,795)	—	—	—	(20,795)
Payments for debt and equity issuance costs	(413)	—	—	—	(413)
Proceeds from issuance of stock to Terrapin	12,000	—	—	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	642	—	—	—	642
Net cash provided by financing activities	2,739	—	—	—	2,739
Effect of exchange rate changes on cash	—	—	216	—	216
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,683)	6,158	1,539	—	6,014
Cash, cash equivalents and restricted cash, beginning of period	45,242	1,327	1,644	—	48,213
Cash, cash equivalents and restricted cash, end of period	$43,559	$7,485	$3,183	$—	$54,227

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$4,785	$1,618	$1,301	$—	$7,704
Cash flows used in investing activities:
Second-generation network costs (including interest)	(8,272)	—	(200)	—	(8,472)
Property and equipment additions	(7,477)	—	(169)	—	(7,646)
Purchase of intangible assets	(1,327)	—	—	—	(1,327)
Net cash used in investing activities	(17,076)	—	(369)	—	(17,445)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(16,418)	—	—	—	(16,418)
Proceeds from issuance of stock to Terrapin	28,500	—	—	—	28,500
Proceeds from issuance of common stock and exercise of options and warrants	3,001	—	—	—	3,001
Net cash provided by financing activities	15,083	—	—	—	15,083
Effect of exchange rate changes on cash	—	—	133	—	133
Net increase in cash, cash equivalents and restricted cash	2,792	1,618	1,065	—	5,475
Cash, cash equivalents and restricted cash, beginning of period	41,448	719	3,227	—	45,394
Cash, cash equivalents and restricted cash, end of period	$44,240	$2,337	$4,292	$—	$50,869

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

We currently provide the following communications services via satellite. These services are available only with equipment designed to work on our network:

•	two-way voice communication and data transmissions ("Duplex") using mobile or fixed devices; and

•	one-way data transmissions ("Simplex") using a mobile or fixed device that transmits its location and other information to a central monitoring station, including certain SPOT and Simplex products.

Our constellation of Low Earth Orbit ("LEO") satellites includes second-generation satellites, which were launched and placed into service during the years 2010 through 2013 after a $1.1 billion investment, and certain first-generation satellites. We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We achieved this longer life by increasing the solar array and battery capacity, using a larger fuel tank, adding redundancy for key satellite equipment, and improving radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites. The second-generation satellites use passive S-band antennas on the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of the active antenna array. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation.

Due to the specific design of the Globalstar System (and based on customer input), we believe that our voice quality is the best among our peer group. We define a successful level of service for our customers by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. By this measure, we believe that our system outperforms geostationary (“GEO”) satellites used by some of our competitors. Due to the difference in signal travel distance, GEO satellite signals must travel approximately 42,000 additional nautical miles, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

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

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high quality leader in the MSS industry.  Our next-generation products under development include Duplex, SPOT and Simplex products, including:

•Sat-Fi

Like the original Sat-Fi, the next-generation Sat-Fi will be designed to allow smartphones, laptops and tablets with Wi-Fi to connect to the Globalstar network for voice and data services outside terrestrial network coverage areas, and is expected to be the first product to operate using our second-generation ground infrastructure resulting in higher speeds, enhanced capacity and improved performance.

•Two-way SPOT
We are designing the next SPOT device with a new keyboard functionality to allow subscribers to send and receive SMS messages along with the traditional tracking and SOS functions to continue to appeal to consumers.
•Simplex

Partnering with existing companies, we are developing IoT-focused Simplex products to connect into existing user bases and accelerate deployment of a Globalstar IoT product suite. We expect the new solar-powered devices will be designed to support larger and more frequent data transmission capabilities to enable a longer field life than existing devices. The new solar-powered devices are also expected to take advantage of our network's ability to support over 10 billion transmissions daily assuming an average message size of 90 characters. We are also developing machine-to-machine ("M2M") products that support two-way communications allowing for both tracking and control of assets in our coverage footprint.

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Currently, we believe there are billions of people who live, work or play in areas not connected by cellular service and over two-thirds of the world's landmass is without reliable connectivity.

Our products and services are sold through a variety of independent agents, dealers and resellers, and IGOs. We also have distribution relationships with a number of "Big Box" and online retailers and other similar distribution channels.
Licensed Spectrum Overview
We have access to a world-wide allocation of radio frequency spectrum through the international radio frequency tables administered by the International Telecommunications Union ("ITU"). In the United States, the Federal Communications Commission ("FCC") has authorized us to operate our first-generation satellites in 25.225 MHz of radio spectrum comprising two blocks of non-contiguous radio frequencies in the 1.6/2.4 GHz band commonly referred to as the "Big LEO" Spectrum Band. We licensed and registered our second-generation satellites in France. In March 2011, we obtained all authorizations necessary from the FCC to operate our domestic gateways with our second-generation satellites.

Terrestrial Authority for Globalstar's Licensed 2.4GHz Spectrum

In December 2016, the FCC unanimously adopted a Report and Order permitting us to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum at 2483.5 to 2495 MHz, covering a population ("POPs") of approximately 320 million people, representing 3.7 billion MHz POPs. As provided in that Report & Order, we filed applications to modify our existing MSS licenses in April 2017 in order to obtain the terrestrial authorization permitted in the Report & Order. The FCC placed our applications on public notice in May with a comment cycle that ended in July 2017. In August 2017, the FCC granted Globalstar's MSS license modification application and granted Globalstar authority to provide terrestrial broadband services over its satellite spectrum. The FCC modified Globalstar's space station authorization to include a terrestrial low-power network using authorized Big LEO mobile-satellite service spectrum. We will need to comply with certain conditions in order to provide terrestrial broadband service under our MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority. We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains. We are seeking similar approvals in various foreign jurisdictions and have applied for licenses in countries serving 375 million consumers, or approximately 6.2 billion MHz POPs. Additionally, Globalstar is working with regulators in countries representing an aggregate population of another approximately 425 million. We expect this effort to continue for the foreseeable future.

We expect our terrestrial authority will allow future partners to develop high-density dedicated, small cell deployments using the TD-LTE protocol that eliminates the need for paired spectrum. Conventional commercial spectrum allocations must meet minimum population coverage requirements, which effectively prohibits the exclusive use of most carrier spectrum for dedicated small cell. In addition, low frequency carrier spectrum is not physically well suited to high-density small cell topologies, while mmWave spectrum is sub-optimal given range and attenuation limitations. We believe our license in the 2.4 GHz band, holds physical, regulatory, and ecosystem qualities that distinguish us from other current and anticipated allocations, and is well positioned to balance favorable range, capacity and attenuation characteristics.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2017 and 2016

Revenue

Total revenue increased by $4.9 million, or approximately 19%, to $30.5 million for the three months ended September 30, 2017 from $25.6 million for the same period in 2016. This increase was driven primarily by a $4.1 million increase in service revenue due to a 22% increase in Duplex ARPU and an 11% increase in SPOT ARPU as well as higher revenue generated from engineering service contracts. An increase in subscriber equipment revenue of $0.8 million also contributed to the increase in total revenue.

Total revenue increased by $10.8 million, or approximately 15%, to $83.3 million for the nine months ended September 30, 2017 from $72.5 million for the same period in 2016. This increase was driven primarily by a $10.2 million increase in service revenue resulting from increases in both Duplex and SPOT ARPU and higher revenue generated from engineering service contracts. An increase in subscriber equipment revenue of $0.6 million also contributed to the increase in total revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$10,576	35%	$9,303	36%	$27,496	33%	$23,730	33%
SPOT	11,248	37	9,662	38	32,838	40	28,252	39
Simplex	2,903	10	2,294	9	7,845	9	7,303	10
IGO	260	1	238	1	847	1	654	1
Other	1,082	3	455	2	2,825	3	1,732	2
Total	$26,069	86%	$21,952	86%	$71,851	86%	$61,671	85%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$777	3%	$1,125	4%	$2,288	3%	$3,144	4%
SPOT	1,410	5	1,436	6	4,461	5	4,051	6
Simplex	2,192	6	832	3	4,171	5	2,837	4
IGO	54	—	175	1	523	1	706	1
Other	(44)	—	24	—	(61)	—	57	—
Total	$4,389	14%	$3,592	14%	$11,382	14%	$10,795	15%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average number of subscribers for the period:
Duplex	72,468	77,485	73,621	77,378
SPOT	289,265	276,384	285,229	271,209
Simplex	314,601	298,186	309,718	301,216
IGO	36,894	39,318	37,499	39,226
Other	1,432	2,185	1,531	2,270
Total	714,660	693,558	707,598	691,299

ARPU (monthly):
Duplex	$48.64	$40.02	$41.50	$34.08
SPOT	12.96	11.65	12.79	11.57
Simplex	3.08	2.56	2.81	2.69
IGO	2.35	2.02	2.51	1.85

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

Other service revenue includes revenue generated primarily from sources which are not subscriber driven, such as engineering services. Accordingly, we do not present ARPU for other service revenue in the table above. Effective April 1, 2016, we began classifying activation fees with the service revenue to which they relate.

Service Revenue

Duplex service revenue increased 14% and 16% for the three and nine months ended September 30, 2017, respectively, compared to the same period in 2016 due to increases in ARPU. ARPU increased 22% for each of the three and nine months ended September 30, 2017 compared to the same periods in 2016, contributing $2.0 million and $5.1 million, respectively. Higher ARPU was due primarily to rate plan changes, increased revenue from prepaid, usage-based plans, and a higher number of revenue-generating subscribers. We increased prices for certain of our legacy rate plans beginning in 2016 to align our rate plans with our service levels and prospective rate plans for future products. Additionally, approximately half of our new subscribers select our prepaid, usage-based plans. These plans generally result in higher service revenue recognized when unused minutes expire on the anniversary date of the customer's contract. Higher revenue from prepaid plans contributed $1.0 million and $2.8 million, respectively, to the total service revenue increases during the three and nine-month periods ended September 30, 2017. A decrease in average subscribers of 6% and 5% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 offset partially the increases in ARPU. These decreases were due to slower activations and more aggressive collections procedures as we more promptly deactivate non-paying subscribers. The decline in the average subscriber base negatively impacted Duplex service revenue by $0.7 million and $1.3 million in the respective periods.

SPOT service revenue increased 16% for both of the three and nine month periods ended September 30, 2017, respectively, compared to the same periods in 2016 due to increases in both ARPU and the average subscriber base. ARPU increased 11% for each of the three and nine month periods ended September 30, 2017 compared to the same periods in 2016. These ARPU increases resulted in higher SPOT service revenue of $1.1 million and $3.0 million in the respective periods. Higher ARPU was primarily driven by rate plan increases beginning in 2016. The average number of SPOT subscribers increased 5% for both the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to an increase in activations. These increases contributed $0.5 million and $1.5 million to the total SPOT service revenue increases in the respective periods.

Simplex service revenue increased 27% and 7% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to increases in both ARPU and average subscribers in the respective periods.

Other revenue increased $0.6 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases in other revenue were due primarily to higher revenue generated from government contracts, which increased by $0.7 million and $1.5 million during the respective periods. The increase from government contracts for the year to date period was offset partially by the reclassification of activation fees from other revenue to Simplex and Duplex service revenue beginning April 1, 2016, which contributed $0.3 million to the total variance.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. We experienced higher demand in 2016 due to lower service plan prices in effect and a change in sales promotions in 2017 as we manage phone inventory levels prior to the launch of a second-generation device.

For the three months ended September 30, 2017 and 2016, revenue from SPOT equipment sales was flat. When comparing the nine-month periods, revenue from SPOT equipment sales increased 10%. This increase resulted primarily from higher selling prices during the year to date period, as volume was relatively flat from the prior year period.

Revenue from Simplex equipment sales increased $1.4 million and $1.3 million for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016. During the third quarter of 2017, we sold a significant volume of our SmartOne asset-ready tracking device to support disaster recovery efforts related to the recent hurricane activity. This sale represented nearly the entire increase in both periods.

Operating Expenses

Total operating expenses increased $0.9 million, or 2%, to $41.2 million for the three months ended September 30, 2017 from $40.3 million for the same period in 2016. Total operating expenses increased $2.5 million, or 2%, to $121.8 million for the nine months ended September 30, 2017 from $119.3 million for the same period in 2016. Higher cost of services and cost of subscriber equipment sales contributed to the increase in total expense; these increases were offset partially by lower marketing, general and administrative expenses during the respective periods.

Cost of Services

Cost of services increased $0.9 million and $3.4 million for the three and nine months ended September 30, 2017, respectively, from the same periods in 2016. These increases were due primarily to support costs related to our ground network, which increased $0.9 million and $1.8 million, respectively, from the comparable periods in 2016. Also contributing to the nine-month period increase were higher personnel costs of $0.8 million due to an increased headcount in 2017 and the timing of capital projects, which increased net payroll expense when compared to 2016. Additionally, higher research and development costs for the nine months ended September 30, 2017 of $1.0 million were driven by new products and technology being developed internally and through external partners.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.5 million and $0.3 million for the three and nine months ended September 30, 2017 from the same periods in 2016. These variances are consistent with the increase in revenue from subscriber equipment sales as margins generated from hardware sales are consistent during the respective periods.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $0.5 million and $1.4 million for three and nine months ended September 30, 2017 compared to the same periods in 2016.

For the three months ended September 30, 2017, lower subscriber acquisition costs of $0.5 million and bad debt of $0.6 million contributed to the decrease in expense from the same period in 2016; these decreases were offset by partially higher legal and consulting fees of $0.6 million.

For the nine months ended September 30, 2017, lower subscriber acquisition costs of $1.5 million and professional and legal fees of $1.2 million contributed to the decrease in expense from the same period in 2016; partially offsetting these decreases were primarily by higher stock compensation of $0.7 million and personnel costs of $0.4 million. Subscriber acquisition costs were down due to changes in sales strategies during the respective periods, including lower rebates and co-op marketing credits given to our resellers. The reduction in professional fees and legal expenses was driven primarily by a $1.1 million accrual recorded in the second quarter of 2016 for the settlement of litigation related to one of our international operations. This settlement was paid through the issuance of shares of our common stock in October 2016.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was flat for the three months ended September 30, 2017 and increased $0.2 million for the nine months ended September 30, 2017 from the same periods in 2016.

As of September 30, 2017, we had $221.9 million in construction in progress related to costs (including capitalized interest) associated with our contracts with Hughes and Ericsson to complete next-generation upgrades to our ground infrastructure. We will begin depreciating these assets when the second-generation gateways are placed into commercial service.

Other Income (Expense)

Loss on Extinguishment of Debt

For the three and nine months ended September 30, 2017, loss on extinguishment of debt was $6.3 million due to the conversion of a significant portion of our 2013 8.00% Notes. During the third quarter of 2017, holders of $16.0 million principal amount of 2013 8.00% Notes converted their notes, resulting in the issuance of 26.4 million shares of our common stock. The fair value of these shares exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt. See Note 3: Long-Term Debt and Other Financing Arrangements and Note 4: Derivatives to our condensed consolidated financial statements for further discussion.

Gain on Equity Issuance

For the nine months ended September 30, 2017 and 2016, gain on equity issuance was $2.7 million and $2.3 million, respectively. There was no gain on equity issuance for the three months ended September 30, 2017 compared to a gain of $4.3 million for the three months ended September 30, 2016. These changes were driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash.

As discussed in Note 6: Commitments and Contingencies to our condensed consolidated financial statements, we had an agreement with Hughes whereby it exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to the market value in lieu of cash. In connection with this agreement, we provided Hughes downside protection through June 30, 2017. In April 2017, Hughes sold all remaining shares of our common stock recognizing the required proceeds under the agreement. As a result of changes in the estimated value of this option between initial issuance and settlement in April 2017, we recorded non-cash gains and losses during each reporting period. This liability is no longer outstanding.

Interest Income and Expense

Interest income and expense, net, increased $0.1 million and decreased $0.4 million during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

Gross interest costs increased $1.2 million and $2.5 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively, resulting primarily from a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Thermo Loan Agreement. The increase in gross interest expense was offset by an increase in capitalized interest of $1.1 million and $2.9 million during the same periods, respectively, due primarily to an increase in our construction in progress balances related to our ground network, which results in higher interest eligible to be capitalized.

Derivative Gain

Derivative gain was $78.8 million for the three months ended September 30, 2017, compared to $11.0 million for the same period in 2016 and $4.9 million for the nine months ended September 30, 2017, compared to a $50.1 million for the same period in 2016.

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

Other

Other income (loss) fluctuated $0.2 million to expense of $0.3 million for the three months ended September 30, 2017 from expense of $0.5 million for the same period in 2016, and fluctuated $1.8 million to expense of $2.4 million for the nine months ended September 30, 2017 from expense of $0.6 million for the same period in 2016. Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar.

Income Tax Benefit (Expense)

During the third quarter of 2016, we removed $6.3 million in unrecognized tax positions, inclusive of cumulative interest and penalties, from our non-current liabilities resulting in a corresponding tax benefit due to the expiration of the statute of limitations associated with the tax position of one of our foreign subsidiaries. Similar activity did not recur in 2017.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs. Our principal sources of liquidity include cash on hand, restricted cash and cash flows from operations. See Part II, Item 1A. Risk Factors in this Report for a description of risks, some of which are beyond our control, affecting our ability to fulfill our liquidity requirements.

As of September 30, 2017, we held cash and cash equivalents of $16.2 million. We also had $38.0 million in restricted cash, consisting of the balance in our debt service reserve account under the Facility Agreement. The Facility Agreement (as defined below) restricts the use of these funds to making principal and interest payments under the Facility Agreement. In October 2017, we received approximately $114.8 million in net proceeds from the sale of our common stock. Eighty percent of the net proceeds from the offering were deposited in a restricted account and the remainder will be used for general corporate purposes.

As of December 31, 2016, we held cash and cash equivalents of $10.2 million and had $38.0 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $94.3 million and $466.7 million, respectively, at September 30, 2017, compared to $75.8 million and $500.5 million, respectively, at December 31, 2016. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At September 30, 2017, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes as the first put date of the notes is April 1, 2018. The decrease in our total debt balance was due primarily to a principal payment of $21.7 million made for the Facility Agreement in June 2017 and a reduction of $16.0 million to the 8.00% Notes Issued in 2013 following conversions in August 2017. This decrease was offset partially by a higher carrying value of the Thermo Loan Agreement due to interest accruing on that debt and a higher carrying value of the Facility Agreement and convertible notes due to accretion of the debt discounts and debt financing costs.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of September 30, 2017, we were in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. Prior to October 30, 2017, we must maintain a total of $37.9 million in a debt service reserve account. After October 30, 2017, the balance in the debt service reserve account must equal the total amount of principal and interest payable on the next payment date. As of September 30, 2017, the balance in the debt service reserve account was $38.0 million and classified as restricted cash on our condensed consolidated balance sheets.

Our indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus 3.25% through June 2018, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annual in arrears in June and December of each calendar year. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE). Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

In June 2017, we amended and restated the Facility Agreement and entered into a Third Global Amendment and Restatement Agreement (the “2017 GARA”). The 2017 GARA, among other things, deferred certain financial covenants until the measurement period ending December 31, 2018; extended to the measurement period ending December 31, 2019 the date through which Equity Cure Contributions can be made; and required us to raise a total of $159.0 million no later than October 30, 2017, of which $12.0 million was raised in January 2017 under a common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin"), $33.0 million was raised in June 2017 under a common stock purchase agreement with Thermo and $114.0 million was raised in October 2017 through a public offering of our voting common stock. The funds raised from Thermo were used to pay outstanding restructuring fees, insurance premiums to BPIFAE and principal and interest due under the Facility Agreement as of June 30, 2017. Eighty percent of the net proceeds from the stock offering have been deposited in a restricted account and are expected to be drawn to pay principal and interest due under the Facility Agreement in December 2017 and June 2018. The remainder of the proceeds will be used for general corporate purposes.

See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Thermo Agreements

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2017, the principal amount outstanding was $102.9 million, including $59.4 million of interest that had accrued since 2009 with respect to the Loan Agreement.

In connection with the 2017 GARA, Thermo and certain of its affiliates agreed to fund or backstop approximately $33.0 million to us by June 30, 2017. The total amount was raised pursuant to the Common Stock Purchase Agreement entered into between us and Thermo on June 30, 2017. Thermo purchased 17.8 million shares of our voting common stock for $33.0 million at a purchase price of $1.85, which represented a 10% discount to the closing price of our voting common stock on June 29, 2017. The terms of the Common Stock Purchase Agreement were approved by a special committee of independent directors of the Board of Directors, who were represented by independent legal counsel.

See Note 3: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.73 (as adjusted) per share of common stock. As of September 30, 2017, the principal amount outstanding of the 2013 8.00% Notes was $1.3 million, following the conversion of approximately $16.0 million principal amount on August 24, 2017. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of September 30, 2017, we were in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

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

Public Offering of Common Stock

In October 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as manager for several underwriters (collectively, the “Underwriters”), relating to the sale of 73.4 million shares of common stock, at a public offering price of $1.65 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase an additional 11.0 million shares of our common stock. As of November 1, 2017, this option has not been exercised.

The Underwriting Agreement contains customary representations, warranties and conditions to closing. We received approximately $114.8 million in net proceeds from the sale of the common stock. We used the net proceeds from the offering to meet our obligation to raise $114.0 million by October 30, 2017 pursuant to the 2017 GARA (as discussed above).

Cash Flows for the nine months ended September 30, 2017 and 2016

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net cash provided by operating activities	$16,628	$7,704
Net cash used in investing activities	(13,569)	(17,445)
Net cash provided by financing activities	2,739	15,083
Effect of exchange rate changes on cash	216	133
Net increase in cash, cash equivalents and restricted cash	$6,014	$5,475

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the nine months ended September 30, 2017 was $16.6 million compared to $7.7 million during the same period in 2016. The increase was due to higher net income after adjusting for non-cash items and a favorable change in working capital due primarily to higher cash receipts from service contracts.

Cash Flows Used in Investing Activities

Cash used in investing activities was $13.6 million for the nine months ended September 30, 2017 compared to $17.4 million for the same period in 2016. This decrease was driven primarily by higher property and equipment as well as second-generation network additions in the prior year.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2017 compared to $15.1 million for the same period in 2016. This decrease was due to a higher amount of debt service payments during 2017, offset partially by higher proceeds from equity financings, including the Common Stock Purchase Agreement with Thermo in June 2017.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2016, other than the updates made in this Report related to our debt agreements.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2017, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2017.

(b) Changes in internal control over financial reporting.

As of September 30, 2017, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 6: Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. In connection with our October 2017 public offering of common stock, we updated our risk factors as presented below and updated for the September 30, 2017 quarter end.

Risks Related to Our Business

The implementation of our business plan and our ability to generate income from operations assume we are able to maintain a healthy constellation and ground network capable of providing commercially acceptable levels of coverage and service quality, which are contingent on a number of factors.

        Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in degrading or disrupting services to our customers for an indeterminate period of time.

        Since we launched our first satellites in the 1990's, most of our first-generation satellites have failed in orbit or have been retired, and we expect the remaining first-generation satellites to be retired in the future. Although we designed our second-generation satellites to provide commercial service over a 15-year life, we can provide no assurance as to whether any or all of them will continue in operation for their full 15-year design life. Satellites utilize highly complex technology and operate in the harsh environment of space and therefore are subject to significant operational risks while in orbit.

        Further, our satellites may experience temporary outages or otherwise may not be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors. In-orbit failure may result from various causes, including component failure, solar array failures, telemetry transmitter failures, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and collision with space debris or other satellites. These failures are commonly referred to as anomalies. Some of our satellites have had malfunctions and other anomalies in the past and may have anomalies in the future. Further, from time to time we move and relocate satellites within our constellation to improve coverage and service quality. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could depress our net income (or increase or net loss) for the period in which the failure occurs. Additionally, human operators may execute improper implementation commands that may negatively impact a satellite's performance.

        Prior to 2014 our ability to generate revenue and cash flow was impacted adversely by our inability to offer commercially acceptable levels of Duplex service due to the degradation of our first-generation constellation. As a result, we improved the design of our second-generation constellation to last twice as long in space and have 40% greater capacity compared to our first-generation constellation. Despite working closely with satellite manufacturers to determine the causes of anomalies and mitigate them in second-generation satellites and to provide for intrasatellite redundancies for certain critical components to minimize or eliminate service disruptions in the event of failure, anomalies are likely to be experienced in the future, whether due to the types of anomalies described above or arising from the failure of other systems or components, and intrasatellite redundancy may not be available upon the occurrence of such anomalies. There can be no assurance that, in these cases, it will be possible to restore normal operations. Where service cannot be restored, the failure could cause the satellite to have less capacity available for service, to suffer performance degradation, or to cease operating prematurely, either in whole or in part. We cannot guarantee that we could successfully develop and implement a solution to these anomalies.

        In order to maintain commercially acceptable service long-term, we must obtain and launch additional satellites from time to time. As discussed in Note 7: Contingencies in our Consolidated Financial Statements included in our Annual Report on Form 10-K incorporated by reference herein, we and Thales Alenia Space France ("Thales") may negotiate the terms of a follow-on contract for additional satellites, but we can provide no assurance as to whether we will ultimately agree on commercial terms for this purchase. If we are unable to agree with Thales on commercial terms for the purchase of additional satellites, we may enter into negotiations with one or more other satellite manufacturers, but we cannot provide any assurance that these negotiations will be successful or at commercially reasonable prices.

        Our ground stations require upgrades to enable us to integrate our second-generation technology and services. We have entered into various contracts to upgrade our ground network. During 2016 we completed this work according to the Hughes and Ericsson contracts for our owned gateways in North America and Europe. We will place these gateways into service in the near future upon the introduction of our second-generation products and services. The installation of Radio Access Network ("RANs") network equipment at additional sites outside the scope of the core Hughes contract will occur over time, and the completion of these upgrades may not be successful.

If we experience operational disruptions with respect to our gateways or operations center, we may not be able to provide service to our customers.

        Our satellite network traffic is supported by 23 gateways distributed around the globe. We operate our satellite constellation from our Network Operations Control Centers at three locations (France, California, and Louisiana) to provide geo-redundancy and ongoing coverage. Our gateway facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. In North America, we have implemented contingency coverage which allows neighboring gateways to provide services in the event of a gateway failure. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateways and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers, which could have a material impact on our business.

The actual orbital lives of our satellites may be shorter than we anticipate and we may be required to reduce available capacity on our satellite network prior to the end of their orbital lives.

        We anticipate that our second-generation satellites will have 15 year orbital lives. A number of factors will affect the actual commercial service lives of our satellites, including:

•
the amount of propellant used in maintaining the satellite's orbital location or relocating the satellite to a new orbital location (and, for newly-launched satellites, the amount of propellant used during orbit raising following launch);

•	the durability and quality of their construction;

•	the performance of their components;

•	conditions in space such as solar flares and space debris;

•	operational considerations, including operational failures and other anomalies; and

•	changes in technology which may make all or a portion of our satellite fleet obsolete.

        It is possible that the actual orbital lives of one or more of our existing satellites may also be shorter than originally anticipated. Further, on some of our satellites it is anticipated that the total available payload capacity may need to be reduced prior to the satellite reaching its end-of-orbital life. We periodically review the expected orbital life of each of its satellites using current engineering data. A reduction in the orbital life of any of our satellites could result in a reduction of the revenues generated by that satellite, the recognition of an impairment loss and an acceleration of capital expenditures. To the extent we are required to reduce the available payload capacity prior to the end of a satellite's orbital life, our revenues from the satellite would be reduced.

Replacing a satellite upon the end of its service life will require us to make significant expenditures.

        To ensure no disruption in our business and to prevent loss of customers, we will be required to commence construction of replacement satellites approximately five years prior to the expected end of service life of the satellite then in orbit. There can be no assurance that we will have sufficient cash, cash flow or be able to obtain third party or shareholder financing to fund such expenditures on favorable terms, if at all. Certain of our satellites are nearing their expected end-of-orbital maneuver lives. Should we not have sufficient funds available to replace our satellites, it could have a material adverse effect on our results of operations, business prospects and financial condition.

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

        The success of our business plan will depend on a number of factors, including but not limited to:

•	our ability to maintain the health, capacity and control of our satellites;

•	our ability to maintain the health of our ground network;

•	our ability to influence the level of market acceptance and demand for our products and services;

•	our ability to introduce new products and services that meet this market demand;

•	our ability to retain current customers and obtain new customers;

•	our ability to obtain additional business using our existing and future spectrum authority both in the United States and internationally;

•	our ability to control the costs of developing an integrated network providing related products and services, as well as our future terrestrial mobile broadband services;

•	our ability to market successfully our Duplex, SPOT and Simplex products and services;

•	our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

•	our ability to sell our current equipment inventory;

•	the cost and availability of user equipment that operates on our network;

•	the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers;

•	our ability to successfully predict market trends;

•	our ability to hire and retain qualified executives, managers and employees;

•	our ability to provide attractive service offerings at competitive prices to our target markets; and

•	our ability to raise additional capital on acceptable terms when required.

We incurred operating losses in the past three years, and these losses are likely to continue.

        We incurred operating losses of $38.5 million, $63.7 million, $66.6 million and $95.9 million for the nine months ended September 30, 2017 and for the years ended 2016, 2015, and 2014, respectively. These losses resulted, in part, from depreciation expense related to our second-generation satellites placed into service in 2010, 2011 and 2013. We designed our second-generation satellites to have a 15-year life from the date the satellites were placed into their operational orbit, and we estimate that we will continue to recognize high levels of depreciation expense commensurate with their estimated 15-year life.

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

        The hardware and software we utilize in operating our first-generation gateways were designed and manufactured over 15 years ago and portions have deteriorated. This original equipment may become less reliable as it ages and will be more difficult and expensive to service. It may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. Some of the hardware and software we use in operating our gateways are significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult, expensive or impossible to obtain replacement parts for the hardware due to a limited number of those parts being manufactured to our requirements and specifications. In addition, our business plan contemplates updating or replacing some of the hardware and software in our network as technology advances, but the complexity of our requirements and specifications may present us with technical and operational challenges that complicate or otherwise make it expensive or infeasible to carry out such upgrades and replacements. Material changes in the operation of these gateways may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. If we are not able to suitably service, upgrade or replace our equipment, our ability to provide our services and therefore to generate revenue could be harmed.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

        Implementation of our business strategy requires a substantial outlay of capital. As we pursue business strategies and seek to respond to developments in our business and opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures. There can be no assurance that we will be able to satisfy our capital requirements in the future. In addition, if one of our satellites failed unexpectedly, there can be no assurance of insurance recovery or the timing thereof and we may need to obtain additional financing to replace the satellite. If we determine that we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

We have substantial contractual obligations, which may require additional capital, the terms of which have not been arranged. The terms of our Facility Agreement could complicate raising this additional capital.

        Our current sources of liquidity include cash on hand ($16.2 million as September 30, 2017) and future cash flows from operations. Our operating expenses for the nine-month period ended September 30, 2017 were $121.7 million. In October 2017, we received approximately $114.8 million in net proceeds from the sale of our common stock. Eighty percent of these proceeds were deposited in a restricted account and the remainder will be used for general corporate purposes. We estimate that, with our current operating plan, our existing cash, cash equivalents and short-term investments are expected to be sufficient to fund our cash requirements for at least the next 12 months.

        We have various contractual commitments related primarily to debt service obligations and capital expenditure plans, including with Thales, Hughes Network Systems, LLC and Ericsson Inc. related to the procurement, deployment and maintenance of the second generation network. Additionally, we may have other obligations or should any of our contingent liabilities crystallize, such as the Thales arbitration, that would exceed our current sources of liquidity. Restrictions in our Facility Agreement limit the types of financings we may undertake. In addition, the Facility Agreement provides that we must deposit at least 80% of the net cash proceeds received from equity issuances, subordinated indebtedness or any equity contribution to us or one of our subsidiaries through December 31, 2019 into a restricted deposit account which can be used only for paying down obligations under the Facility Agreement. This obligation significantly restricts our liquidity. See Note 3: Long-Term Debt and Other Financing Arrangements in our condensed consolidated financial statements included in this Report for further discussion of our debt agreements. We cannot assure you that we will be able to obtain additional financing when required on reasonable terms or at all. If we cannot obtain it in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.

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

        We license much of the software we require to support critical gateway operations from third parties, including Hughes, Ericsson and Qualcomm. This software was developed or customized specifically for our use. We also license technical information for the design, manufacture and sale of our products. This intellectual property is essential to our ability to continue to operate our constellation and sell our services and devices. We also license software to support customer service functions, such as billing, from third parties that developed or customized it specifically for our use. If the third party licensors were to cease to support and service the software, or the licenses were no longer to be available on commercially reasonable terms, it might be difficult, expensive or impossible for us to obtain such services from alternative vendors. Replacing such software could be difficult, time consuming and expensive, and might require us to obtain substitute technology with lower quality or performance standards or at a greater cost.

We may in the future become subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

        We may become subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

        We operate in an industry that is susceptible to significant intellectual property litigation. As a result, we or our products may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management's attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

•	subject us to significant liabilities to third parties, including treble damages;

•	require disputed rights to be licensed from a third party for royalties that may be substantial;

•	require us to cease using technology that is important to our business; or

•	prohibit us from selling some or all of our products or offering some or all of our services.

We depend in large part on the efforts of third parties for the sale of our services and products. If these parties, including our independent gateway operators ("IGOs"), are unable to do this successfully, we will not be able to grow our business in those areas and our future revenue and profitability could decline.

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

        Not all of the IGOs have been successful and, in some regions, they have not initiated service or sold as much usage as originally anticipated. Some of the IGOs are not earning revenues sufficient to fund their operating costs due to the operational issues we experienced with our first-generation satellites. Although we expect these IGOs to return to profitability, if they are unable to continue in business, we will lose the revenue we receive for selling equipment to them and providing services to their customers. Although we have implemented a strategy for the acquisition of certain IGOs when circumstances permit, we may not be able to continue to implement this strategy on favorable terms and may not be able to realize the additional efficiencies that we anticipate from this strategy. In some regions it is impracticable to acquire the IGOs either because local regulatory requirements or business or cultural norms do not permit an acquisition, because the expected revenue increase from an acquisition would be insufficient to justify the transaction, or because the IGO will not sell at a price acceptable to us. In those regions, our revenue and profits may be adversely affected if those IGOs do not fulfill their own business plans to increase substantially their sales of services and products. Any actions or failures to act by IGOs may result in liabilities for us.

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

        Additionally, in some cases our contract manufacturers provide us with other equipment inventory and obtain FCC certification of the devices we sell. If these manufacturers do not take on future orders or fail to perform under our current contracts, we may be unable to continue to produce and sell this equipment to customers at a reasonable cost to us or there may be delays in production and sales.

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

We face special risks by doing business in international markets and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.

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

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	noncompliance with the Foreign Corrupt Practices Act, the UK Bribery Act, sanctions laws and export controls;

•	exposure to varying legal standards, including intellectual property protection in other jurisdictions, and other similar laws and regulations;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	variations in local domestic ownership requirements;

•	requirements that operational activities be performed in-country;

•	changing and conflicting national and local regulatory requirements; and

•	uncertainty in foreign currency exchange rates and exchange controls.

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

        Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro, and the Brazilian real. Certain of our obligations are denominated in euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 32%, 34% and 35% of our total sales were to customers located in Canada, Europe, Central America, and South America during the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively. Our results of operations for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015 included a net loss of $1.8 million, a net loss of $0.2 million and a net gain of $3.7 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

Our global operations expose us to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations.

        The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (the "FCPA") and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.

        Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, distributors, consultants, IGOs, dealers and resellers, JV partners, independent agents, vendors, customers or subscribers, have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in us being held liable for such conduct. Violations of the FCPA, OFAC restrictions or other export control, anti-corruption, anti-money-laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The United Kingdom's vote to leave the European Union could adversely impact our business, results of operations and financial condition.

        We sell our products and services in the United Kingdom (the "UK") and throughout Europe. In particular, the United Kingdom is the largest market in Europe for our SPOT product family. On June 23, 2016, the UK voted in an advisory referendum for the UK to leave the European Union (the "EU"). The exit process (commonly referred to as "Brexit") is expected to take approximately two years, and will involve the negotiation of new trade and other agreements.

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

        Although the future impacts of Brexit are unknown at this time, the UK's vote to leave the EU has created legal, regulatory, and currency risk that may have a materially adverse impact on our business. Furthermore, this uncertainty could negatively impact the economies of other countries in which we operate.

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

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.

        As of September 30, 2017, the principal balance of our debt obligations were $625.5 million, consisting of $521.3 million under the Facility Agreement, $102.9 million outstanding under the Thermo Loan Agreement and $1.3 million under the 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes"). Our significant indebtedness could have several consequences, including: increasing our vulnerability to adverse economic, industry or competitive developments; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, return of capital to shareholders, and future business opportunities; restricting us from making strategic acquisitions; limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; restricting us from paying dividends to our shareholders and limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are not as highly leveraged as us and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting. Additionally, even though our debt agreements place limits on our ability to incur additional debt, we may incur additional debt in the future which could further exacerbate these risks.

Restrictive covenants in our Facility Agreement may limit our operating and financial flexibility and our inability to comply with these covenants could have significant implications.

        Our Facility Agreement contains a number of significant restrictions and covenants. See Note 3: Long-Term Debt and Other Financing Arrangements in our condensed consolidated financial statements in this Report for further discussion of our debt covenants. Complying with these restrictive covenants, as well as the financial and other non-financial covenants in the Facility Agreement and certain of our other debt obligations, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. The Facility Agreement includes a limitation on capital expenditures at any time in connection with spectrum rights to the lesser of (1) $20 million and (2) 20% of proceed from equity raises from January 1, 2017 through December 31, 2019, which may prohibit us from making certain capital expenditures that we consider accretive to our business and would otherwise make. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the Facility Agreement would permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate that indebtedness. See Part II, Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

Pursuing strategic transactions may cause us to incur additional risks.

        We may pursue acquisitions, joint ventures, partnerships or other strategic transactions on an opportunistic basis. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These may include legal, operational, financial and other costs and risks.

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

        Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall or compromise our ability to pursue our business plans. A number of significant, widespread security breaches have occurred that have compromised network integrity for many companies and governmental agencies. In some cases, these breaches originated from outside the United States. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business.

        We collect and store data, including our customers' personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers' privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, we could have liability to end users that allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputation and the loss of customers which could materially impact our results of operations and cash flows.

We may be unable to obtain and maintain our insurance coverages, and the insurance we obtain may not cover all liabilities to which we may become subject. As a result, we may incur material uninsured or under-insured losses.

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

General Liability Insurance In-Orbit Exposures

        Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2018. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference and interference with the use of property.

        Our in-orbit insurance does not cover losses that might arise as a result of a satellite failure or other operational problems affecting our constellation, or damage that may result from de-orbiting a satellite. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems or collision damage that may result during the de-orbiting process could constitute an uninsured loss and could materially harm our financial condition.

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

        As a result of our acquisition of an IGO in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities, for which we have been indemnified by the previous owners. As of September 30, 2017 and December 31, 2016, we recorded a tax liability of $1.4 million and $1.1 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.

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

        Borrowings under our Facility Agreement bear interest at a variable rate. In order to mitigate a portion of our variable rate interest risk, we entered into a ten-year interest rate cap agreement. The interest rate cap agreement reflects a variable notional amount at interest rates that provide coverage to us for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate ("Base Rate") used to calculate the coupon interest on outstanding amounts on the Facility Agreement. Our interest rate is capped at 5.5% if the Base Rate does not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then six-month Libor rate. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate cap, we still have exposure for the uncapped amounts of the facility, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the capped amount of the term loan decreases over time.

The loss of skilled management and personnel could impair our operations.

        Our performance is substantially dependent on the performance and institutional knowledge of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management, scientific or technical staff or the inability to attract key employees may significantly delay or prevent the achievement of business objectives by diverting management's attention to retention matters, and could have a material adverse effect on our business, operating results and financial condition.

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

We have been in the past from time to time, and may in the future, be subject to litigation and investigations that could have a substantial, adverse impact on our business.

        From time to time we are subject to litigation, including claims related to our business activities. We have also been in the past from time to time, and may in the future, been subject to investigations by regulators and governmental agencies, including from the United States Department of the Treasury's Office of Foreign Assets Control, the United States Department of Commerce, Bureau of Industry and Security and the United States Immigration and Customs Enforcement. Irrespective of its merits, litigation and investigations may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. In our opinion there is no pending litigation, investigation, dispute or claim that could have a material adverse effect on our financial condition, results of operations or liquidity other than the arbitration with Thales, which is described in Note 7 to our 2016 annual financial statements included in our Annual Report on Form 10-K. However, we may be wrong in this assessment. Additionally, in the future we may become subject to additional litigation could have a material adverse effect on our financial position and operating results, on the trading price of our securities and on our ability to access the capital markets.

We have had material weaknesses in our internal controls in the past and we cannot assure you that in the future additional material weaknesses will not recur, exist or otherwise be identified.

        Our internal control processes, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that their objectives will be met. Therefore, we have had material weaknesses in our internal controls in the past and we cannot assure you that in the future additional material weaknesses will not recur, exist or otherwise be identified. We will continue to monitor the effectiveness of our processes, procedures and controls and will make changes as management determines appropriate. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our business and operating results may be adversely affected, investors may lose confidence in our reported financial information, there may be a negative effect on our stock price, and we may be subject to civil or criminal investigations and penalties, litigation, regulatory or enforcement actions by the SEC and the NYSE American.

Wireless devices' radio frequency emissions are the subject of regulation and litigation concerning their environmental effects, which includes alleged health and safety risks. As a result, we may be subject to new regulations, demand for our services may decrease, and we could face liability based on alleged health risks.

        There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennas. Lawsuits have been filed against participants in the wireless industry alleging a number of adverse health consequences, including cancer, as a result of wireless phone usage. Other claims allege consumer harm from failures to disclose information about radio frequency emissions or aspects of the regulatory regimes governing those emissions. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. While we comply with applicable standards for radio frequency emissions and power and do not believe that there is valid scientific evidence that use of our devices poses a health risk, courts or governmental agencies could determine otherwise. Any such finding could reduce our revenue and profitability and expose us and other communications service providers or device sellers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.

        If consumers' health concerns over radio frequency emissions increase, they may be discouraged from using wireless handsets. Further, government authorities might increase regulation of wireless handsets as a result of these health concerns. Any actual or perceived risk from radio frequency emissions could reduce the number of our subscribers and demand for our products and services.

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

        Our operations are subject to certain regulations of the United States State Department's Directorate of Defense Trade Controls (the export of satellites and related technical data), United States Treasury Department's Office of Foreign Assets Control (financial transactions and customers with sanctioned persons or countries), and the United States Commerce Department's Bureau of Industry and Security (export of satellites and related technical data, our gateways, phones) and as well as other similar foreign regulations. These U.S. and foreign obligations and regulations may limit or delay our ability to offer products and services in a particular country. We may be required to provide U.S. and some foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. These regulations may limit or delay our ability to operate in a particular country or engage in transactions with certain parties and may impose significance compliance costs. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in any country, we could be subject to sanctions that could affect, materially and adversely, our ability to operate in that country. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position.

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

        Our business plan includes utilizing approximately 11.5 MHz of our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, around the world. In support of these plans, in December 2016, the FCC adopted a report and order establishing rules that permit us to offer such services. As provided in that report and order, we filed applications to modify our existing MSS licenses in April 2017 in order to obtain the terrestrial authorization permitted in the report and order. The FCC placed Globalstar's applications on public notice in May with a comment cycle that ended in July 2017. In August 2017, the FCC granted Globalstar's MSS license modification application and granted Globalstar authority to provide terrestrial broadband services over its satellite spectrum at 2483.5 MHz to 2495.0 MHz. Globalstar’s MSS licenses, including its terrestrial authority, are valid until 2024 and will need to be renewed at that time. In addition, we will need to comply with certain conditions in order to provide terrestrial broadband service under its MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority. We are seeking similar approvals in various foreign jurisdictions and have applied for licenses in countries serving 375 million consumers but cannot guarantee that such applications will be successful. Additionally, Globalstar has commenced diligence efforts in countries representing an aggregate population of approximately 425 million. We are currently engaged in the process of selecting a strategic partner (or multiple partners) for operating these spectrum licenses. If we encounter delays in engaging one or more partners or other delays or obstacles in implementing our business plan to use licensed MSS spectrum to provide terrestrial wireless services, our anticipated future revenues and profitability could be reduced. We can provide no assurance that that we will be successful in monetizing the value of these licenses, if we are successful at all. Additionally, together with a working group we intend to first submit for approval our spectrum in a future band class in December 2017 and to ultimately seek approval.

        These plans to seek approval for spectrum in a future band class are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control and are based upon assumptions with respect to future decisions, which are subject to change. There is no assurance that we will obtain such approval, seek such approval or even initiate the process for such approval and we undertake no duty to do any of these things.

Other future regulatory decisions could reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.

        Under the FCC's plan for MSS in our frequency bands, we must share frequencies in the United States with other licensed MSS operators. To date, there are no other authorized CDMA-based MSS operators and no pending applications for authorization. However, the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. On February 11, 2013, Iridium filed its own petition for rulemaking seeking to have the FCC reallocate 2.725 MHz of "Big LEO" spectrum from 1616-1618.725 MHz to Iridium's exclusive use. Iridium also filed a motion to consolidate its petition with our petition for rulemaking. Subsequently, Iridium modified its petition, requesting the ability to share additional spectrum licensed to Globalstar at 1616-1618.725 MHz. Although the FCC has received comments on Iridium's petition, it has not taken any substantive action with respect to it. An adverse result in this proceeding could materially affect our ability to provide both Duplex and Simplex mobile satellite services.

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

        We hold licenses issued by, and are subject to the continued regulatory jurisdiction of, the French Ministry for the Economy, Industry and Employment, French Ministry in charge of Space Activities ("MESR") and ARCEP, the French independent administrative authority of post and electronic communications regulations, for the operation of our second-generation satellites. These licenses are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. These licenses are also subject to modification by the French regulators. There can be no assurance that the French regulators will renew the licenses we hold. If the MESR and ARCEP or other French regulators for any reason revoke, modify or fail to renew or amend the licenses we hold or take any other action, or if we fail to satisfy any of the conditions of our respective French licenses, we may not be able to continue to provide mobile satellite communications services which would have a material adverse effect on our business and operations.

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

Risks Related to Our Common Stock

Our Common Stock is traded on the NYSE American but could be delisted in the future, which may impair our ability to raise capital and would require us to repurchase our 2013 8.00% Notes.

        Our Common Stock was listed on the NYSE American under the symbol "GSAT." Broker-dealers may be less willing or able to sell and/or make a market in our Common Stock if delisting were to occur, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our Common Stock. Removal of our Common Stock from listing on the NYSE American may also make it more difficult for us to raise capital through the sale of our securities.

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

        We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.9 billion shares of Common Stock (400 million are designated as nonvoting) and 100 million shares of preferred stock. As of September 30, 2017, approximately 1,051.8 million shares of Common Stock and 134.0 million shares of nonvoting common stock were issued and outstanding. Thermo, the owner of our nonvoting common stock, converted all of its shares of nonvoting common stock into Common Stock in October 2017, in part to maintain at least a 51% voting and economic interest in us as required under the Facility Agreement. The conversion does not require payment of any consideration. Additionally, we have been informed by James Monroe, our Chairman and Chief Executive Officer, that Thermo may sell up to 38.0 million of shares of our Common Stock beginning 45 days after October 5, 2017 and prior to December 31, 2017 for tax purposes.

As of September 30, 2017, there were 814.2 million shares available for future issuance, of which approximately 170.0 million shares were contingently issuable upon the exercise of warrants, stock options, or convertible notes, the vesting of restricted stock awards, and as consideration for other liabilities. The potential issuance of additional shares of Common Stock may create downward pressure on the trading price of our Common Stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock for capital raising or other business purposes. Future sales of substantial amounts of Common Stock, or the perception that sales could occur, could have a material adverse effect on the price of our Common Stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our Common Stock.

        Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our Common Stock. Currently, there are 100 million shares of preferred stock authorized; during 2009 one share of Series A Convertible Preferred Stock was issued and subsequently converted to shares of Common Stock and nonvoting common stock. Any preferred stock that is issued may rank ahead of our Common Stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our Common Stock.

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

        As of September 30, 2017, Thermo owned approximately 52% of our outstanding Common Stock and approximately 57% of all outstanding common stock. Additionally, Thermo owns convertible notes and warrants that may be converted into or exercised for additional shares of Common Stock and converted all 134.0 million shares of its nonvoting common stock into Common Stock in October 2017, in part to maintain at least a 51% voting and economic interest in us as required under the Facility Agreement. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.

        We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of Common Stock at prices substantially above market. On December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. To fulfill the conditions precedent to our Facility Agreement, in 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of our 5.0% Notes, which were subsequently converted into shares of Common Stock in 2013, purchased $11.4 million of our 2013 8.00% Notes, loaned us $37.5 million to fund our debt service reserve account under the Facility Agreement, and funded a total of $65.0 million during 2013 pursuant to the terms of the Equity Commitment, Restructuring and Consent Agreement, the Common Stock Purchase Agreement, and the Common Stock Purchase and Option Agreement. Additionally, in August 2015, we entered into an equity agreement with Thermo in which Thermo agreed to purchase up to $30.0 million of our equity securities if we so requested or if an event of default was continuing under the Facility Agreement and funds were not available under our Common Stock purchase agreement with Terrapin. Thermo was not required to fund under this commitment and has no remaining cash equity commitment as of December 31, 2016. In June 2017, Thermo purchased 17.8 million shares of our Common Stock for a purchase price of $33.0 million to provide funds required by our lenders to obtain an amendment to our Facility Agreement. In October 2017, Thermo purchased a total of 27.6 million shares of our Common Stock at a purchase price of $43.3 million in connection with our public stock offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

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

GLOBALSTAR, INC.

Date:	November 2, 2017	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)