Form 10-K
period 2017-12-31
Globalstar, Inc.
filed 2018-02-23
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-33117

 GLOBALSTAR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Holiday Square Blvd.
Covington, Louisiana 70433
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code (985) 335-1500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Voting Common Stock	NYSE American

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $971.0 million.

As of February 16, 2018, 1,262 million shares of voting common stock and no shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

We designed our second-generation ground network, when combined with our second-generation products, to provide our customers with enhanced future services featuring initial services up to 72 kbps as well as increased capacity. The second-generation ground network is an Internet protocol multimedia subsystem ("IMS") based solution providing such industry standard services as voice, Internet, email and short message services ("SMS"). As technological advancements are made, we explore opportunities to provide new services over our network to meet the needs of our existing and prospective customers.

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

Our products and services are sold through a variety of independent agents, dealers and resellers, and independent gateway operators (“IGOs”). We also have distribution relationships with a number of "Big Box" and other distribution channels.

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

We offer our services for use only with equipment designed to work on our network, which users generally purchase in conjunction with an initial service plan. We offer the GSP-1700 phone, which includes a user-friendly color LCD screen and a variety of accessories. We believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones available. We are the only MSS provider using Qualcomm Incorporated's ("Qualcomm") patented CDMA technology that we believe provides superior voice quality when compared to competitive handsets.

In June 2014, we announced the release of a new voice and data solution, Sat-Fi. With Sat-Fi, our customers can use their Wi-Fi enabled smartphones, tablets and laptops to send and receive communications via the Globalstar System when traveling beyond cellular service, achieving a level of seamless connectivity not offered before. We believe Sat-Fi is superior to other competitors' products, providing the fastest, most affordable, mobile satellite data speeds (four times faster than our primary competitor) and the clearest voice communications in the MSS industry. Through a convenient smartphone app that enables connectivity between any Wi-Fi-enabled device and the Sat-Fi satellite hot spot, subscribers can easily send and receive email and short message services ("SMS") messages and make voice calls from their own device any time they are in range of a Sat-Fi device. We believe Sat-Fi represents a major step forward in our desire to integrate seamlessly our mobile satellite capabilities into the communications services that people use on a daily basis. With future enhancements, customers will not necessarily know when they are communicating via the Globalstar System, given our superior voice quality and low-priced service plans. We are currently developing the next-generation model of our Sat-Fi that will have improved performance, enhanced capacity and higher data speeds. This upgraded model, in connection with our second-generation satellites and ground infrastructure, has a smaller form factor, which allows the device to be more portable and more versatile than its predecessor.

We also offer the Globalstar 9600™ that our customers can use with a smartphone app to pair seamlessly with their existing satellite phone to send and receive email over the Globalstar System. This affordable data hotspot is ideal for remote workforces in industries such as energy and construction to communicate via email, send status reports, download local weather and send pictures. Our marine customers also benefit from the ease of use and the ability to affordably send data and make voice calls beyond cellular.

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

SPOT Consumer Retail Products

The SPOT product family has initiated over 5,500 rescues since its launch in 2007. Averaging nearly two rescues per day, SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to hundreds of thousands of users, completely independent of cellular coverage. We are not aware of any other competitive offering that can match the life-saving record of our SPOT family of products. As we continue to innovate and grow the SPOT family of products, we are committed to providing affordable life-saving products to an expanding target market of millions of people globally.

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

SPOT Satellite GPS Messenger

We began commercial sales of the first SPOT products and services when we introduced the SPOT Personal Tracker in 2007. Since 2007, we continue to innovate this product and have released another two generations of our SPOT Satellite GPS Messenger to the market, including the SPOT Gen3, the current generation of the SPOT Satellite GPS Messenger. Our SPOT Gen3 device offers enhanced functionality with more tracking features, improved battery performance and more power options, including rechargeable and USB direct line power. The product also enables users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance and an “SOS” message in the event of an emergency. We are currently developing the next generation of this product, which will have improved tracking and two-way messaging capabilities for emergency and off the grid communications.

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

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels, including Bass Pro Shops, Cabela's, Fry's Electronics, REI, Sportsman's Warehouse and West Marine. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com, as well as through certain of our IGOs.

Commercial Simplex One-Way Transmission Products

Simplex service is a one-way data service from a commercial Simplex device over the Globalstar System that can be used to track and monitor assets. Our subscribers currently use our Simplex devices to track cargo containers and rail cars; to monitor utility meters; and to monitor oil and gas assets, as well as a host of other applications. At the heart of the Simplex service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army, the U.S. Air Force, the National Oceanic and Atmospheric Administration (“NOAA”), the U.S. Forest Service and the U.K. Ministry of Defence, as well as other organizations, including BP, Shell and The Salvation Army.

We designed our Simplex service to address the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers are able to realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

We offer small Satellite Transmitter chipsets, such as the STX-3 and STINGR, which enable an integrator’s products to access our Simplex network. We also offer complete products that utilize these transmitters. Our Simplex units, including the enterprise-grade "SmartOne" family of asset-ready tracking units, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges. Partnering with existing companies, we are developing IoT-focused Simplex products to connect existing and new users and accelerate deployment of a Globalstar IoT product suite. When released, our SmartOne Solar™ device will be solar-powered and will support larger and more frequent data transmission capabilities to enable a longer field life than existing devices. Solar-powered devices are also expected to take advantage of our network's ability to support over 10 billion transmissions daily assuming an average message size of 90 characters. We are also developing M2M products that support two-way communications allowing for both tracking and control of assets in our coverage footprint.

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

Currently, 10 of the 23 gateways in our network are owned and operated by unaffiliated companies, some of whom operate more than one gateway. Except for Globalstar Asia Pacific, our joint venture in South Korea in which we hold a 49% equity interest, we have no financial interest in these IGOs and conduct business with them through arms’ length contracts for wholesale minutes of service.

Set forth below is a list of IGOs as of December 31, 2017:

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

Other Services

We also provide engineering services to assist our commercial and government customers in developing new applications related to our system and to engineer and install new gateways that use our system. These services include hardware and software designs to develop specific applications operating over our network, as well as the installation of gateways and antennas.

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

Second-Generation Constellation

We licensed and registered our second-generation satellites in France. We also obtained all authorizations necessary from the FCC to operate our domestic gateways with our second-generation satellites. In accordance with this authorization to operate the second-generation satellites, in early 2014, we completed the enhancements to the existing gateway operations in Aussaguel, France to include satellite operations and control functions. We have redundant satellite operation control facilities in Covington, Louisiana, Milpitas, California and Aussaguel, France.

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

Terrestrial Authority for Globalstar's Licensed 2.4 GHz Spectrum

In February 2003, the FCC adopted rules that permit satellite service providers, including Globalstar, to establish terrestrial networks utilizing the ancillary terrestrial component (“ATC”) of their licensed spectrum.  ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid MSS/ATC network designed to provide advanced services and broad coverage throughout the United States. However, these rules applied gating requirements to offering ATC services with which we could not comply.

In December 2016, the FCC unanimously adopted a Report and Order permitting us to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum at 2483.5 to 2495 MHz throughout the United States of America and its Territories. This authorization covers population ("POPs) of approximately 320 million people, representing 3.7 billion MHz POPs. As provided in that Report and Order, we filed applications to modify our existing MSS licenses in April 2017 in order to obtain the terrestrial authorization permitted in the Report and Order. The FCC placed our applications on public notice in May with a comment cycle that ended in July 2017. In August 2017, the FCC granted Globalstar's MSS license modification application and granted Globalstar authority to provide terrestrial broadband services over its satellite spectrum. Specifically, the FCC modified both Globalstar's first-generation space station authorization (held by Globalstar Licensee LLC) and its blanket mobile earth station license (held by GUSA Licensee LLC) to include authority to operate a terrestrial low-power ATC network using authorized Big LEO mobile-satellite service spectrum. We will need to comply with certain conditions in order to provide terrestrial broadband service under our MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority.

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains. In November 2017, we received our first international terrestrial spectrum approval when the Botswana Communications Regulator Authority granted terrestrial authority to our Botswana subsidiary to provide terrestrial mobile broadband services over 16.5 MHz of S-band spectrum at 2483.5 to 2500 MHz. We are seeking similar approvals in various additional international jurisdictions. We expect this global effort to continue for the foreseeable future while we seek the international harmonization of this 16.5 MHz band for terrestrial mobile broadband services.

We expect our terrestrial authority will allow future partners to develop high-density dedicated, small cell networks using the TD-LTE protocol, eliminating the need for paired spectrum. We believe that our dedicated small cell offering has competitive advantages to other conventional commercial spectrum allocations. Such other allocations must meet minimum population coverage requirements, which effectively prohibit the exclusive use of most carrier spectrum for dedicated small cell deployments, while attempting to reuse such spectrum simultaneously for macro and small cell deployments is substantially less efficient. In addition, low frequency carrier spectrum is not physically well suited to high-density small cell topologies, while mmWave spectrum is sub-optimal given range and attenuation limitations. We believe our licensed 2.4 GHz spectrum, holds physical, regulatory and ecosystem qualities that distinguish it from other current and anticipated allocations, and is well positioned to balance favorable range, capacity and attenuation characteristics.

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

Ground Network

Our satellites communicate with a network of 23 gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. We have designed the planes in which our satellites orbit so that generally at least one satellite is visible from any point on the earth's surface between 70° north latitude and 70° south latitude. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We have positioned our gateways to cover most of the world's land and population. We own 13 of these gateways and the rest are owned by IGOs. In addition, we have spare parts in storage, including antennas and gateway electronic equipment. We own and operate gateways in the United States, Canada, Venezuela, Puerto Rico, France, Brazil, Singapore and Botswana.

Each of our gateways has multiple antennas that communicate with our satellites and pass calls seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar System authenticates the user and establishes the voice or data channel to complete the call to the public switched telephone network (“PSTN”), to a cellular or another wireless network or to the internet (for a data call including Simplex).

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

We have contracts with Hughes Network Systems, LLC ("Hughes") and Ericsson, Inc. ("Ericsson") for our second-generation ground network. Hughes designed, supplied and implemented the Radio Access Network ("RAN") network equipment and software upgrades for installation at a number of our gateways. Hughes also provided the satellite interface chips to be used in our various second-generation devices. Ericsson developed, implemented, and installed our ground interface, or core network, system at our gateways. The second-generation Ericsson core links our Hughes RANs to the PSTN, cellular networks and Internet. In December 2016, we formally accepted all contract deliverables under the core contracts necessary to deploy our second-generation ground infrastructure. We anticipate that we will complete certain add-ons outside of the scope of the core contracts, including installation of second-generation RANs at certain additional gateways, during 2018. We are currently evaluating where we will deploy the additional second-generation RANs; we will select these locations based on coverage optimization, including possible gateway acquisitions.

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

Over the past two decades, the global MSS market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the handsets, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low cost data collection and asset tracking devices and technological improvements permitting integration of mobile satellite services over smartphones and other Wi-Fi enabled devices.

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

Iridium owns and operates a fleet of low earth orbit satellites. Iridium provides voice and data communications to businesses, United States and foreign governments, non-governmental organizations and consumers. Iridium markets products and services that are similar to those marketed by us. Additionally, Garmin's inReach device provides two-way tracking with SOS capabilities and Honeywell Global Tracking has a personal tracking unit that enables a smartphone with satellite tracking and messaging capabilities; both of these products work on Iridium's satellite network.

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

Our industry has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, designing and building the satellite constellation and synchronizing the network technology. In recent years, advancements in technology have encouraged non-traditional companies to enter the market and request consideration from the FCC and international regulators to provide satellite communication services through a variety of constellations. We will continue to face competition from Inmarsat and Iridium and other businesses that have developed global mobile satellite communications services.

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

No one customer was responsible for more than 10% of our revenue in 2017, 2016 or 2015.

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and other countries. In 2017, approximately 32% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 12: Geographic Information in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - We face special risks by doing business in international and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2018 and 2033. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility agreement (the “Facility Agreement”).

Employees

As of December 31, 2017, we had 333 employees, 23 of whom were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

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

Services and Equipment

Sales of services accounted for approximately 87%, 86% and 82% of our total revenues for 2017, 2016, and 2015, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 13%, 14% and 18% of our total revenues for 2017, 2016, and 2015, respectively.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as all of the information in this Report and all of the other reports we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

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
Further, our satellites may experience temporary outages or otherwise may not be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors. In-orbit failure may result from various causes, including component failure, array failures, telemetry transmitter failures, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and collision with space debris or other satellites. These failures are commonly referred to as anomalies. Some of our satellites have had malfunctions and other anomalies in the past and may have anomalies in the future. Further, from time to time we move and relocate satellites within our constellation to improve coverage and service quality. Satellite repositioning may increase the risk of collision or damage to our satellites and may result in degraded service during the repositioning. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite, if any, to zero, and any such impairment charges could depress our net income (or increase our net loss) for the period in which the failure occurs. Additionally, human operators may execute improper implementation commands that may negatively impact a satellite's performance.
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
Our satellite network traffic is supported by 23 gateways distributed around the globe. We operate our satellite constellation from our Network Operations Control Centers at three locations (France, California and Louisiana) to provide geo-redundancy and ongoing coverage. Our gateway facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. In North America, we have implemented contingency coverage which allows neighboring gateways to provide services in the event of a gateway failure. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateways and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers, which could have a material impact on our business.
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
It is possible that the actual orbital lives of one or more of our existing satellites may also be shorter than originally anticipated. Further, on some of our satellites it is anticipated that the total available payload capacity may need to be reduced prior to the satellite reaching its end-of-orbital life. We periodically review the expected orbital life of each of our satellites using current engineering data. A reduction in the orbital life of any of our satellites could result in a reduction of the revenues generated by that satellite, the recognition of an impairment loss and an acceleration of capital expenditures. To the extent we are required to reduce the available payload capacity prior to the end of a satellite's orbital life, our revenues from the satellite would be reduced.
Replacing a satellite upon the end of its service life will require us to make significant expenditures.
To ensure no disruption in our business and to prevent loss of customers, we will be required to commence a multi-year process to construct and launch replacement satellites prior to the expected end of service life of the satellites then in orbit. There can be no assurance that we will have sufficient cash, cash flow or be able to obtain third party or shareholder financing to fund such expenditures on favorable terms, if at all. Should we not have sufficient funds available to replace our satellites, it could have a material adverse effect on our results of operations, business prospects and financial condition.
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
 We plan to introduce additional Duplex, SPOT and Simplex products and services, as well as low-power terrestrial mobile broadband services. However, we cannot predict with certainty the potential longer-term demand for these products and services or the extent to which we will be able to meet demand. Our business plan assumes growing our subscriber base beyond levels achieved in the past.

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
 We incurred operating losses of $68.8 million, $63.7 million and $66.6 million in 2017, 2016, and 2015, respectively. These losses resulted, in part, from depreciation expense related to our second-generation satellites placed into service in 2010, 2011 and 2013. We designed our second-generation satellites to have a 15-year life from the date the satellites were placed into their operational orbit, and we estimate that we will continue to recognize high levels of depreciation expense commensurate with their estimated 15-year life.
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
The hardware and software we utilize in operating our first-generation gateways were designed and manufactured over 20 years ago and portions have deteriorated. This original equipment may become less reliable as it ages and will be more difficult and expensive to service. It may be difficult or impossible to obtain all necessary replacement parts for the hardware before the new equipment and software is fully deployed. Some of the hardware and software we use in operating our gateways are significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult, expensive or impossible to obtain replacement parts for the hardware due to a limited number of those parts being manufactured to our requirements and specifications. In addition, our business plan contemplates updating or replacing some of the hardware and software in our network as technology advances, but the complexity of our requirements and specifications may present us with technical and operational challenges that complicate or otherwise make it expensive or infeasible to carry out such upgrades and replacements. If we are not able to suitably service, upgrade or replace our equipment, our ability to provide our services and therefore to generate revenue could be harmed.

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
Our current sources of liquidity include cash on hand ($41.6 million at December 31, 2017), restricted cash ($63.6 million at December 31, 2017) and future cash flows from operations. Our operating expenses for the twelve-month period ended December 31, 2017 were $181.4 million.
Our liquidity requirements include paying our debt service obligations and funding our operating costs. Additionally, we may have other obligations, including if any of our contingent liabilities crystallize, such as the Thales arbitration. We expect that our current sources of liquidity will be insufficient to meet our obligations during the year ended December 31, 2018. Restrictions in our Facility Agreement limit the types of financings we may undertake. In addition, the Facility Agreement provides that we must deposit at least 80% of the net cash proceeds received from equity issuances, subordinated indebtedness or any equity contribution to us or one of our subsidiaries through December 31, 2019 into a restricted deposit account that can be used only for paying down obligations under the Facility Agreement. This obligation significantly restricts our liquidity. See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt agreements. We cannot assure you that we will be able to obtain additional financing when required on reasonable terms or at all. If we cannot obtain it in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.
If we do not develop, acquire and maintain proprietary information and intellectual property rights, it could limit the growth of our business and reduce our market share.
Our business depends on technical knowledge, and we believe that our future success will be based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use our patents, work products, inventions, designs, software, systems and similar know-how. Although we have taken diligent steps to protect that information, the information may be disclosed to others or others may independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. Third parties may assert claims that our products or services infringe on their proprietary rights. Any such claims, if made, may prevent or limit our sales of products or services or increase our cost of sales.
We license much of the software we require to support critical gateway operations from third parties, including Hughes, Ericsson and Qualcomm. This software was developed or customized specifically for our use. We license technical information for the design, manufacture and sale of our products. This intellectual property is essential to our ability to continue to operate our constellation and sell our services and devices. We also license software to support customer service functions, such as billing, from third parties that developed or customized it specifically for our use. If the third party licensors were to cease to support and service the software, or the licenses were no longer to be available on commercially reasonable terms, it might be difficult, expensive or impossible for us to obtain such services from alternative vendors. Replacing such software could be difficult, time consuming and expensive, and might require us to obtain substitute technology with lower quality or performance standards or at a greater cost.

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
We operate in an industry that is susceptible to significant intellectual property litigation. As a result, we or our products may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management's attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:
•subject us to significant liabilities to third parties, including treble damages;
•require disputed rights to be licensed from a third party for royalties that may be substantial;
•require us to cease using technology that is important to our business; or
•prohibit us from selling some or all of our products or offering some or all of our services.
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
We have limited supply of remaining Duplex handsets and rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.
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
We face special risks by doing business in international and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.
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

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	noncompliance with the Foreign Corrupt Practices Act, the UK Bribery Act, sanctions and export controls;

•	exposure to varying legal standards, including intellectual property protection in other jurisdictions, and similar laws and regulations;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	variations in local domestic ownership requirements;

•	requirements that operational activities be performed in-country;

•	changing and conflicting national and local regulatory requirements; and

•	uncertainty in foreign currency exchange rates and exchange controls.
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
Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro, and the Brazilian real. Certain of our obligations are denominated in euros. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 32% and 34% of our total sales were to customers primarily located in Canada, Europe, Central America, and South America during 2017 and 2016, respectively. Our results of operations for 2017 and 2016 included a net loss of $2.2 million and a net loss of $0.2 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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
We also have currency exchange risk as a result of the Brexit vote. Following the UK vote to leave the EU, the value of the British pound and the euro declined relative to the U.S. dollar. Although most of our sales are denominated in U.S. dollars, we also receive payments in international currencies, including the pound and the euro. We therefore incur currency translation risk when currency values fluctuate and the U.S. dollar is strong relative to other currencies. Furthermore, a strong U.S. dollar increases the price of our products in international markets, which could reduce demand in those markets for our products.
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
Satellite-based Competitors
There are currently three other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, and Inmarsat. ORBCOMM Inc. is also emerging as a competitor in the M2M market. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with particular competitive pricing strategies. We also face competition on the basis of coverage and specialized industries, such as maritime and governmental.
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
As of December 31, 2017, the principal balance of our debt obligations was $574.7 million, consisting of $467.3 million under the Facility Agreement, $106.1 million outstanding under the Loan Agreement with Thermo and $1.3 million under the 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes"). Our significant indebtedness could have several consequences, including: increasing our vulnerability to adverse economic, industry or competitive developments; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, return of capital to shareholders, and future business opportunities; restricting us from making strategic acquisitions; limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; restricting us from paying dividends to our shareholders and limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are not as highly leveraged as us and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting. Additionally, even though our debt agreements place limits on our ability to incur additional debt, we may incur additional debt in the future which could further exacerbate these risks.
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
We collect and store data, including our customers' personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security, including the EU's General Data Protection Regulation approved in 2016. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, we could have liability to end users that allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputation and the loss of customers which could materially impact our results of operations and cash flows.
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
As a result of our acquisition of an IGO in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities, for which we have been indemnified by the previous owners. As of December 31, 2017 and 2016, we recorded a tax liability of $1.4 million and $1.1 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.
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
Our Simplex business is heavily concentrated in the oil and gas industry and has been negatively impacted by the downturn in this industry in recent years. For example, our largest customer during 2016 and 2017 is a reseller to oil and gas companies. Concentrations of customers in other industries may further increase trade credit risk of our business.
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
From time to time we are subject to litigation, including claims related to our business activities. We have also been in the past from time to time, and may in the future, be subject to investigations by regulators and governmental agencies, including from the United States Department of the Treasury's Office of Foreign Assets Control, the United States Department of Commerce, Bureau of Industry and Security and the United States Immigration and Customs Enforcement. Irrespective of its merits, litigation and investigations may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. In our opinion there is no pending litigation, investigation, dispute or claim that could have a material adverse effect on our financial condition, results of operations or liquidity other than the arbitration with Thales, which is described in Note 7: Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion. However, we may be wrong in this assessment. Additionally, in the future we may become subject to additional litigation that could have a material adverse effect on our financial position and operating results, on the trading price of our securities and on our ability to access the capital markets.

We have had material weaknesses in our internal controls in the past and we cannot assure you that in the future additional material weaknesses will not recur, exist or otherwise be identified.
Our internal control processes, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that their objectives will be met. Therefore, we have had material weaknesses in our internal controls in the past, and we cannot assure you that in the future additional material weaknesses will not recur, exist or otherwise be identified. We will continue to monitor the effectiveness of our processes, procedures and controls and will make changes as management determines appropriate. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our business and operating results may be adversely affected, investors may lose confidence in our reported financial information, there may be a negative effect on our stock price, and we may be subject to civil or criminal investigations and penalties, litigation, regulatory or enforcement actions by the SEC and the NYSE American.
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
Our operations are subject to certain regulations of the United States State Department's Directorate of Defense Trade Controls (the export of satellites and related technical data), United States Treasury Department's Office of Foreign Assets Control (financial transactions and transactions with sanctioned persons or countries) and the United States Commerce Department's Bureau of Industry and Security (export of satellites and related technical data, our gateways and phones) and as well as other similar foreign regulations. These U.S. and foreign obligations and regulations may limit or delay our ability to offer products and services in a particular country. We may be required to provide U.S. and some foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. These regulations may limit or delay our ability to operate in a particular country or engage in transactions with certain parties and may impose significant compliance costs. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in any country, we could be subject to sanctions that could affect, materially and adversely, our ability to operate in that country. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position.
Spectrum values historically have been volatile, which could cause the value of our business to fluctuate.
Our business plan includes forming strategic partnerships to maximize the use and value of our spectrum, network assets and combined service offerings in the United States and internationally. Value that we may be able to realize from these partnerships will depend in part on the value ascribed to our spectrum. Historically, valuations of spectrum in other frequency bands have been volatile, and we cannot predict the future value that we may be able to realize for our spectrum and other assets. In addition, to the extent the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability (e.g., via spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value that we may be able to realize for our spectrum.
Our business plan to use our licensed MSS spectrum to provide terrestrial wireless services depends upon action by third parties, which we cannot control.
Our business plan includes utilizing approximately 11.5 MHz of our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, around the world. In support of these plans, in December 2016, the FCC adopted a report and order establishing rules that permit us to offer such services. As provided in that report and order, we filed applications to modify our existing MSS licenses in April 2017 in order to obtain the terrestrial authorization permitted in the report and order. The FCC placed Globalstar's applications on public notice in May with a comment cycle that ended in July 2017. In August 2017, the FCC granted Globalstar's MSS license modification application and granted Globalstar authority to provide terrestrial broadband services over its satellite spectrum at 2483.5 MHz to 2495 MHz. Globalstar’s MSS licenses, including its terrestrial authority, are valid until 2024 and will need to be renewed at that time. In addition, we will need to comply with certain conditions in order to provide terrestrial broadband service under its MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority. We are seeking similar approvals in various foreign jurisdictions. We cannot guarantee that such applications will be successful. We are currently engaged in the process of selecting a strategic partner (or multiple partners) for operating these spectrum licenses. If we encounter delays in engaging one or more partners or other delays or obstacles in implementing our business plan to use licensed MSS spectrum to provide terrestrial wireless services, our anticipated future revenues and profitability could be reduced. We can provide no assurance that that we will be successful in monetizing the value of these licenses.
Additionally, as part of the Radio Access Network 3GPP specification group, we are working to obtain standardization approval of our 2.4 GHz spectrum to create a new defined band class. These plans to seek approval of a band class are subject to significant business, technical, regulatory and competitive uncertainties and contingencies, many of which are beyond our control and are based upon assumptions with respect to future decisions, which are subject to change. There is no assurance that we will obtain such approval.
Other future regulatory decisions could reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.
Under the FCC's plan for MSS in our frequency bands, we must share frequencies in the United States with other licensed MSS operators. To date, there are no other authorized CDMA-based MSS operators and no pending applications for authorization. However, the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. On February 11, 2013, Iridium filed its own petition for rulemaking seeking to have the FCC reallocate 2.725 MHz of "Big LEO" spectrum from 1616-1618.725 MHz to Iridium’s exclusive use. Subsequently, Iridium modified its petition, requesting the ability to share additional spectrum licensed to Globalstar at 1616-1618.725 MHz. On November 1, 2017, Iridium withdrew its petition for rulemaking without prejudice. There can be no assurance, however, that Iridium will not file a similar petition for rulemaking in the future that requests either the redesignation of some amount of our 1.6 GHz spectrum to Iridium’s exclusive use or the sharing of additional spectrum licensed to us. An adverse result in such a proceeding could materially affect our ability to provide both Duplex and Simplex mobile satellite services.

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
Risks Related to Our Common Stock
Our common stock is traded on the NYSE American but could be delisted in the future, which may impair our ability to raise capital.
Our common stock is listed on the NYSE American under the symbol “GSAT.” Broker-dealers may be less willing or able to sell and/or make a market in our common stock if delisting were to occur, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NYSE American may also make it more difficult for us to raise capital through the sale of our securities.

Additionally, if our common stock is not listed on a U.S. national stock exchange or approved for quotation and trading on a national automated dealer quotation system or established automated over-the-counter trading market, holders of our 2013 8.00% Notes will have the option to require us to repurchase the notes, which we may not have sufficient financial resources to do.
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
We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.9 billion shares of common stock (400 million are designated as nonvoting) and 100 million shares of preferred stock. As of December 31, 2017, approximately 1.3 billion shares of voting common stock and no shares of nonvoting common stock were issued and outstanding. As of December 31, 2017, there were 738.1 million shares available for future issuance, of which approximately 170.2 million shares were contingently issuable upon the exercise of warrants, stock options, or convertible notes, the vesting of restricted stock awards, and as consideration for other liabilities. The potential issuance of additional shares of common stock may create downward pressure on the trading price of our common stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
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
As of December 31, 2017, Thermo owned approximately 53% of our outstanding common stock. Additionally, Thermo owns convertible notes and warrants that may be converted into or exercised for additional shares of common stock. Thermo is able to control the election of all of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transaction involving our sale.
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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 31,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Milpitas, California	USA	31,690	Satellite and Ground Control Center	Leased
Covington, Louisiana	USA	31,433	Corporate Offices	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Mississauga, Ontario	Canada	9,502	Canada Office	Leased
Sebring, Florida	USA	9,000	Gateway	Leased
Aussaguel	France	7,502	Satellite Control Center and Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Rio de Janeiro	Brazil	2,120	Brazil Office	Leased
Gaborone	Botswana	2,000	Gateway	Leased
Manaus	Brazil	1,900	Gateway	Owned
Presidente Prudente	Brazil	1,300	Gateway	Owned
Dublin	Ireland	1,280	Ireland Office	Leased
Panama City	Panama	1,100	Panama Office	Leased
Gaborone	Botswana	270	Botswana Office	Leased
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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the NYSE American under the symbol "GSAT". The following table sets forth the high and low closing prices for our common stock as reported for each fiscal quarter during the periods indicated.

Quarter Ended:	High	Low
March 31, 2016	$1.60	$1.00
June 30, 2016	$2.75	$0.94
September 30, 2016	$1.56	$1.09
December 31, 2016	$1.84	$0.77

March 31, 2017	$1.77	$1.35
June 30, 2017	$2.44	$1.61
September 30, 2017	$2.18	$1.60
December 31, 2017	$1.87	$1.15

As of February 16, 2018, 1,261,912,626 shares of our voting common stock were outstanding, held by 207 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in street name or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

You should read the data set forth below together with our Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 of this Report and the discussion in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report.

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Statement of Operations Data (year ended):
Revenues	$112,660	$96,861	$90,490	$90,064	$82,711
Operating loss	(68,786)	(63,676)	(66,604)	(95,895)	(87,396)
Other income (expense)	(20,098)	(75,513)	140,318	(366,090)	(502,582)
Income (loss) before income taxes	(88,884)	(139,189)	73,714	(461,985)	(589,978)
Net income (loss)	(89,074)	(132,646)	72,322	(462,866)	(591,116)

Balance Sheet Data (end of period):
Cash and cash equivalents	41,644	10,230	7,476	7,121	17,408
Property and equipment, net	971,119	1,039,719	1,077,560	1,113,560	1,169,785
Total assets	1,129,265	1,132,614	1,175,015	1,268,420	1,372,608
Current maturities of long-term debt	79,215	75,755	32,835	6,450	4,046
Long-term debt, less current maturities	434,651	500,524	548,286	623,640	665,236
Stockholders’ equity	291,224	161,819	237,131	78,916	116,755

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

Comparison of the Results of Operations for the years ended December 31, 2017 and 2016

Revenue:

During 2017, total revenue increased $15.8 million to $112.7 million from $96.9 million in 2016. This increase was due primarily to a $15.4 million increase in service revenue, which is attributable to increases in ARPU across all core business lines and growth in our total average subscriber base. Also contributing to the increase in total revenue was an increase of $0.4 million in revenue generated from subscriber equipment sales during 2017, which resulted primarily from a higher volume of Simplex units sold and higher selling prices for SPOT units, offset by a lower volume of Duplex units sold.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenues:
Duplex	$37,635	33%	$31,848	33%
SPOT	45,427	40%	38,157	40%
Simplex	10,946	10%	10,005	10%
IGO	1,068	1%	907	1%
Other	3,397	3%	2,152	2%
Total Service Revenues	$98,473	87%	$83,069	86%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenues:
Duplex	$2,754	2%	$3,877	4%
SPOT	5,394	5%	5,321	5%
Simplex	5,243	5%	3,765	4%
IGO	779	1%	843	1%
Other	17	—%	(14)	—%
Total Equipment Revenues	$14,187	13%	$13,792	14%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2017	2016
Average number of subscribers for the year ended:
Duplex	72,443	75,925
SPOT	285,683	272,006
Simplex	313,553	300,055
IGO	37,165	38,618
Other	1,478	2,215
Total	710,322	688,819

ARPU (monthly):
Duplex	$43.29	$34.96
SPOT	13.25	11.69
Simplex	2.91	2.78
IGO	2.39	1.96

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

During 2017, gross Duplex and SPOT subscriber additions were 14,660 and 74,830, respectively. During 2016, gross Duplex and SPOT subscriber additions were 20,169 and 75,163, respectively. Gross subscriber additions were higher in 2016 as we experienced higher demand due to lower service plan prices in effect and higher availability of new phone inventory. Because our Simplex subscribers are able to activate and deactivate their units several times during the year, gross Simplex subscriber additions are not considered to be a meaningful metric.

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

Other service revenue includes revenue generated primarily from sources which are not subscriber driven, such as engineering services. Accordingly, we do not present ARPU for other service revenue in the table above. Effective April 1, 2016, we began classifying activations fees with the service revenue to which they relate.

Service Revenue

Duplex service revenue increased 18% in 2017 due to an increase in ARPU. ARPU increased 24% in 2017 compared to 2016, contributing $7.6 million to the total Duplex service revenue increase. Higher ARPU was due primarily to rate plan changes and increased revenue from prepaid, usage-based plans. We increased prices for certain of our legacy rate plans beginning in 2016 to align our rate plans with our service levels and prospective rate plans for future products. Additionally, approximately half of our new subscribers select our prepaid, usage-based plans. These plans generally result in higher service revenue recognized when unused minutes expire on the anniversary date of the customer's contract. This accounting practice changed effective January 1, 2018 upon adoption of ASC 606 and will be reflected in prospective financial results. A decrease in average subscribers of 5% during 2017 offset partially the increase in ARPU. This decrease was due to lower gross activations resulting from fewer equipment sales over the last twelve months. The decline in the average subscriber base negatively impacted Duplex service revenue by $1.8 million in 2017.

SPOT service revenue increased 19% in 2017 due to increases in both ARPU and the average subscriber base. ARPU increased 13% in 2017 compared to 2016, contributing $5.1 million to the total increase in SPOT service revenue. Higher ARPU was primarily driven by rate plan increases beginning in 2016 and continuing throughout 2017. The average number of SPOT subscribers increased 5% in 2017 compared to 2016 driven by gross subscriber additions of approximately 75,000 offset partially by churn. The increase in our SPOT base contributed $2.2 million to the total SPOT service revenue increase.

Simplex service revenue increased 9% in 2017 due to a 4% increase in average subscribers and a 5% increase in ARPU. During 2016, the oil and gas industry downturn affected some of our largest customers and impacted our Simplex business. A combination of expansion into new markets as well as price increases contributed to the increase in total Simplex service revenue in 2017.

Other service revenue increased $1.2 million, or 56%, in 2017. The increase in other service revenue was due primarily to a $1.7 million increase in revenue generated from government contracts, which was driven by an increase in the volume and value of contracts awarded to us. The increase from government contracts was offset partially by the reclassification of activation fees from other revenue to Simplex and Duplex service revenue beginning in 2016, which resulted in a $0.3 million decrease. Lower revenue generated from third party sources also contributed $0.2 million to the total decrease in other service revenue.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $1.1 million, or 29%, in 2017. As discussed above, we experienced higher demand in 2016 due to lower service plan prices in effect and higher availability of new phone inventory. We continue to deplete our remaining inventory of GSP-1700 phones in advance of the launch of a new second-generation Duplex device.

Revenue from SPOT equipment sales increased $0.1 million, or 1%, in 2017. This increase resulted primarily from higher selling prices during the year due to changes in and the success of sales promotions from 2016 to 2017, offset partially by lower volume compared to the prior year period.

Revenue from Simplex equipment sales increased $1.5 million, or 39%, in 2017. During the third quarter of 2017, we sold a significant volume of our SmartOne asset-ready tracking device to support disaster recovery efforts related to the hurricane activity. This sale represented the majority of the increase during the year.

Operating Expenses:

Total operating expenses increased $20.9 million, or 13%, to $181.4 million in 2017 from $160.5 million in 2016, due primarily to a $17.0 million reduction in the value of long-lived assets recorded in the fourth quarter of 2017 (see further discussion below) as well as an increase in cost of services, offset by lower and marketing, general and administrative costs.

Cost of Services

Cost of services increased $5.1 million, or 16%, to $37.0 million in 2017 from $31.9 million in 2016. These increases were due primarily to maintenance and support costs related to our ground network, which increased $2.6 million from 2016. Also contributing to the increase year over year were higher research and development costs of $2.0 million driven by new products and technology being developed internally and through external partners as well as higher personnel costs of $0.9 million due to the timing of capital projects, which increased net payroll expense when compared to 2016. These increases were offset by lower telecom service costs of $0.6 million due to cost saving initiatives implemented over the past year. Other smaller items contributed to the remaining fluctuation in cost of services during the year.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales remained flat at $9.9 million in both 2017 and 2016. Although revenue from subscriber equipment sales increased year over year, costs remained flat. The timing of sales promotions in 2016 and 2017 impacted our revenue from subscriber equipment sales. We sold both SPOT and Duplex hardware at higher prices in 2017 compared to 2016, resulting in higher margins. Volume and mix of products sold during the respective periods as well as price variances across our worldwide markets also contribute to fluctuations in margins.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

Cost of subscriber equipment sales - reduction in the value of inventory was $0.8 million in 2017. We recognized this charge after adjusting for changes in net realizable value for certain products, particularly in certain international locations, compared to the carrying value of the inventory, as well as for a reduction in the value of prepaid inventory due to design changes for products under development. A similar inventory reserve was not required during 2016.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $1.9 million, or 5%, to $39.1 million in 2017 from $41.0 million in 2016. This decrease was driven primarily by lower subscriber acquisition costs of $2.3 million and professional and legal fees of $0.6 million; partially offsetting these decreases was higher stock compensation expense of $0.3 million and personnel costs of $0.6 million. Subscriber acquisition costs were down due to changes in sales strategies during the respective periods, including lower rebates and co-op marketing credits given to our resellers. The reduction in professional fees and legal expenses was driven primarily by a $1.1 million accrual recorded in the second quarter of 2016 for the settlement of litigation related to one of our international operations. This settlement was paid through the issuance of shares of our common stock in October 2016. Partially offsetting the legal settlement expense fluctuation year over year were higher costs incurred with certain contractors and advisers related to our domestic spectrum authority.

Reduction in the Value of Long-Lived Assets

As discussed in Note 2: Property and Equipment, we recorded a reduction in the carrying value of long-lived assets of $17.0 million during the fourth quarter of 2017 related to purchase and procurement costs for prepaid long-lead items ("LLI") to reflect the fair value of these assets on our consolidated balance sheet.

Reduction in the value of long-lived assets was $0.4 million in 2016. Certain of our intangible assets consist of costs associated with the efforts related to our petition to the FCC to use our licensed MSS spectrum to provide terrestrial wireless services. In November 2016, we revised our original proposal to the FCC to request terrestrial use of only our 11.5 MHz of licensed spectrum in the 2.4 GHz band. For the year ended December 31, 2016, we recorded an impairment of $0.4 million related to the portion of our efforts specific to our original proposed rules.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $0.1 million to $77.5 million in 2017 compared to $77.4 million in 2016.

As of December 31, 2017, we had $227.2 million in construction in progress related to costs (including capitalized interest) associated with our contracts with Hughes and Ericsson to complete next-generation upgrades to our ground infrastructure. We will begin depreciating these assets when the second-generation gateways are placed into service.

Other Income (Expense):

Loss on Extinguishment of Debt

We recorded a non-cash loss on extinguishment of debt of $6.3 million during 2017 due to the conversion of a significant portion of our 2013 8.00% Notes. During the third quarter of 2017, holders of $16.0 million principal amount of 2013 8.00% Notes converted their notes, resulting in the issuance of 26.4 million shares of our common stock. The fair value of these shares exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt. See Note 3: Long-Term Debt and Other Financing Arrangements, Note 4: Derivatives and Note 5: Fair Value Measurements to our consolidated financial statements for further discussion. Similar transactions did not occur in 2016.

Gain (Loss) on Equity Issuance

Gain (loss) on equity issuance was a gain of $2.7 million during 2017 and a gain of $2.4 million during 2016. This change was driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash.

As discussed in Note 6: Commitments to our consolidated financial statements, we had an agreement with Hughes whereby it exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to the market value in lieu of cash. In connection with this agreement, we provided Hughes downside protection through June 30, 2017. In April 2017, Hughes sold all remaining shares of our common stock recognizing the required proceeds under the agreement. As a result of changes in the estimated value of this option between initial issuance and settlement in April 2017, we recorded non-cash gains and losses during each reporting period. During 2017 and 2016, we recorded a gain resulting from changes in fair value of the liability of $2.7 million and $2.8 million, respectively. This liability is no longer outstanding.

In October 2016, we settled litigation related to our Brazilian subsidiary. In connection with this settlement, we agreed to provide downside protection for the difference between the total settlement amount of 4.5 million reais and the total amount of gross proceeds the counterparty received from the sale of these shares. We accrued a total of 1.3 million reais, or $0.4 million, as of December 31, 2016 related to this downside protection. In March 2017, we settled the liability through the final payment of approximately 0.3 million shares of our common stock. We recorded this non-cash loss of $0.4 million and less than $0.1 million, during the fourth quarter of 2016 and the first quarter of 2017, respectively.

 Interest Income and Expense

Interest income and expense, net, decreased $1.2 million to expense of $34.8 million for 2017 compared to expense of $36.0 million for 2016. This fluctuation is due primarily to an increase in gross interest costs of $3.0 million from 2016 to 2017, resulting primarily from a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Loan Agreement with Thermo. The increase in gross interest expense was offset by an increase in capitalized interest of $3.9 million from 2016 to 2017, due primarily to an increase in our construction in progress balance related to our ground network, which result in higher interest eligible to be capitalized.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $62.7 million to a gain of $21.2 million in 2017 compared to a loss of $41.5 million in 2016. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs can impact the value including volatility, discount rate, maturity date and changes in the principal amount of notes outstanding. Our stock price fluctuated significantly during 2017 and 2016, resulting in material non-cash derivative gains and losses in these periods. See Note 5: Fair Value Measurements to our Consolidated Financial Statements for further discussion of computation of the fair value computations of our derivatives.

Other

Other income (expense) fluctuated by $2.5 million to an expense of $2.9 million in 2017 from expense of $0.4 million in 2016. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar.

Income Tax Benefit (Expense)

Income tax benefit (expense) fluctuated $6.7 million to an expense of $0.2 million in 2017 compared to a benefit of $6.5 million in 2016. As a result of the expiration of the statute of limitations associated with the tax position of one of our foreign subsidiaries during the third quarter of 2016, we removed $6.3 million in unrecognized tax positions, inclusive of cumulative interest and penalties, from our non-current liabilities resulting in a corresponding tax benefit. Similar activity did not recur in 2017.

As discussed in Note 11: Taxes in our Consolidated Financial Statements, on December 22, 2017, the U.S. enacted significant changes to the U.S. tax law. The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%. In connection with the Tax Act, we have remeasured our deferred tax assets with the new rate. As our deferred tax assets have a full valuation allowance, we have not recorded any income statement impact during the year ended December 31, 2017.

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

 Interest Income and Expense

Interest income and expense, net, increased $0.1 million to expense of $36.0 million for 2016 compared to expense of $35.9 million for 2015. Higher interest costs resulting primarily from a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Loan Agreement with Thermo were offset partially by make-whole interest payments made to converting note holders in the second quarter of 2015, which did not recur in 2016. See Note 3: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for discussion of our outstanding debt balance.

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

Cash Flows for the years ended December 31, 2017, 2016 and 2015

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2017	2016	2015
Net cash provided by operating activities	$13,857	$8,813	$2,162
Net cash used in investing activities	(20,776)	(24,551)	(33,478)
Net cash provided by financing activities	63,790	18,502	33,276
Effect of exchange rate changes on cash	195	55	(1,605)
Net increase (decrease) in cash, cash equivalents and restricted cash	$57,066	$2,819	$355

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities was $13.9 million during 2017 compared to $8.8 million during 2016. This increase was due to higher net income, after adjusting for non-cash items, offset by unfavorable changes in certain operating assets and liabilities, primarily resulting from higher inventory purchases in 2017.

Net cash provided by operating activities was $8.8 million during 2016 compared to $2.2 million during 2015. This increase was due primarily to higher cash receipts from the sale of inventory and favorable changes in certain operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $20.8 million during 2017 compared to $24.6 million during 2016. This decrease was driven by higher property and equipment and second-generation network additions in the prior year (for the reasons discussed below), offset partially by an increase in intangible assets in the current year related to our domestic and international spectrum efforts.

Net cash used in investing activities was $24.6 million during 2016 compared to $33.5 million during 2015. We used less cash for our second-generation ground projects during 2016 as we reached final acceptance under our core contracts with Hughes and Ericsson in December 2016. This decrease was offset partially by an increase in other property and equipment additions related to software and other back office expenditures to prepare for the rollout of new products.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $63.8 million in 2017 compared to $18.5 million in 2016. This increase was due primarily to higher proceeds from equity financings, including primarily the public offering of our common stock in October 2017 of $115.0 million, offset by higher debt service payments of $63.7 million.

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

Overview

As of December 31, 2017, we held cash and cash equivalents of $41.6 million and restricted cash of $63.6 million. In October 2017, we received approximately $115.0 million in net proceeds from the sale of our common stock. Eighty percent of the net proceeds from the offering were deposited in a restricted account, a portion of which was used to fund our debt service obligations in December 2017. The remainder of the proceeds is also expected to be used for obligations under the Facility Agreement, including principal and interest payments or funding of the debt service reserve account. See below for further information.

As of December 31, 2016, we held cash and cash equivalents of $10.2 million and had $38.0 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $79.2 million and $434.7 million, respectively, at December 31, 2017, compared to $75.8 million and $500.5 million, respectively, at December 31, 2016. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At December 31, 2017, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes as the first put date of the notes is April 1, 2018. The $62.4 million net decrease in our total debt balance was due primarily to principal payments of $75.8 million for the Facility Agreement in June and December 2017 and a reduction of $16.0 million to the 2013 8.00% Notes following conversions in August 2017. This decrease was offset partially by a higher carrying value of the Loan Agreement with Thermo due to interest accruing on that debt and a higher carrying value of the Facility Agreement and convertible notes due to accretion of the debt discounts and debt financing costs.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We anticipate that we will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended December 31, 2018. The source of funds for these Equity Cure Contributions has not yet been fully arranged. As of December 31, 2017, we were in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. Prior to October 30, 2017, we were required to maintain a total of $37.9 million in a debt service reserve account. After October 30, 2017, the balance in the debt service reserve account must equal the total amount of principal and interest payable on the next payment date. As of December 31, 2017, the balance in the debt service reserve account was $50.9 million, which is classified as restricted cash on our consolidated balance sheet. The remaining amount included in restricted cash as of December 31, 2017 represents a portion of the proceeds from the October 2017 stock offering (see further discussion below).

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

In June 2017, we amended and restated the Facility Agreement and entered into a Third Global Amendment and Restatement Agreement (the “2017 GARA”). The 2017 GARA, among other things, deferred certain financial covenants until the measurement period ending December 31, 2018; extended to the measurement period ending December 31, 2019 the date through which Equity Cure Contributions can be made; and required us to raise a total of $159.0 million no later than October 30, 2017, of which $12.0 million was raised in January 2017 under a common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin"), $33.0 million was raised in June 2017 under a common stock purchase agreement with Thermo and $114.0 million was raised in October 2017 through a public offering of our voting common stock. The funds raised from Thermo were used to pay outstanding restructuring fees, insurance premiums to BPIFAE and principal and interest due under the Facility Agreement as of June 30, 2017. Eighty percent of the net proceeds from the stock offering were deposited in a restricted account, a portion of which was used to pay principal and interest due under the Facility Agreement in December 2017. The remainder of the proceeds is also expected to be used for obligations under the Facility Agreement, including principal and interest payments or funding of the debt service reserve account.

See Note 3: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for further discussion of the Facility Agreement.

Thermo Agreements

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.

Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2017, the principal amount outstanding was $106.1 million, including $62.6 million of interest that had accrued since 2009 with respect to the Loan Agreement.

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

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.73 (as adjusted) per share of common stock. As of December 31, 2017, the principal amount outstanding of the 2013 8.00% Notes was $1.3 million, following the conversion of approximately $16.0 million principal amount on August 24, 2017. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, as discussed further below. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of December 31, 2017, we were in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

See Note 3: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 2013 8.00% Notes.

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

Public Offering of Common Stock

In October 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as manager for several underwriters (collectively, the “Underwriters”), relating to the sale of 73.4 million shares of common stock, at a public offering price of $1.65 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase an additional 11.0 million shares of our common stock. This option was not exercised.

We received approximately $115.0 million in net proceeds from the sale of the common stock. We used the net proceeds from the offering to meet our obligation to raise $114.0 million by October 30, 2017 pursuant to the 2017 GARA (as discussed above).

Contractual Obligations and Commitments

Contractual obligations at December 31, 2017 are as follows (in thousands):

Contractual Obligations:	2018	2019	2020	2021	2022	Thereafter	Total
Debt obligations (1)	$79,230	$94,870	$100,000	$100,000	$94,520	$206,351	$674,971
Interest on long-term debt (2)	24,248	21,599	17,312	11,687	5,001	—	79,847
Network purchase obligations (3)	1,157	—	—	—	—	—	1,157
Contract termination charge (4)	21,002	—	—	—	—	—	21,002
Operating lease obligations	1,241	357	313	168	—	—	2,079
Pension obligations	988	1,010	1,012	1,013	1,038	5,517	10,578
Total	$127,866	$117,836	$118,637	$112,868	$100,559	$211,868	$789,634

(1)
These amounts include principal payments and payment in kind ("PIK") interest. Interest on the 2013 8.00% Notes is payable semi-annually in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The maturity date of the 2013 8.00% Notes is April 1, 2028; however, the holders of these notes can require us to purchase any or all of the notes at par in cash on April 1, 2018. For purposes of this schedule, we show these notes as due in 2018 because of this put option. Interest on the Loan Agreement with Thermo accrues at 12% per annum and is capitalized and added to the total outstanding principal in lieu of cash payments. Principal and interest under the Loan Agreement with Thermo become due and payable six months after the maturity of the Facility Agreement. For purposes of this schedule, we show the Loan Agreement with Thermo as due in 2023. PIK interest for the 2013 8.00% Notes and the Loan Agreement with Thermo is shown as due in the year the underlying debt is due. The table above does not consider other potential conversions as we cannot predict the amount, if any, of the notes that may be converted.

(2)
Amounts include projected interest payments to be made in cash. Debt outstanding under our Facility Agreement bears interest at a floating rate and, accordingly, we estimated our interest costs in future periods. Amounts also include projected cash interest to be paid on the 2013 8.00% Notes through the first put date of April 1, 2018.

(3)
We have purchase commitments with Thales, Ericsson, and Hughes related to the procurement, deployment and maintenance of our second-generation network. In December 2016, we formally accepted all contract deliverables under our agreement with Hughes and all contract deliverables for the IMS solution under our agreement with Ericsson, with the exception of a punch list of items. Amounts included in 2018 reflect primarily the remaining payments for additional work under the core contract with Ericsson of approximately $0.5 million. We intend to continue to purchase maintenance and warranties from Hughes and Ericsson for our second-generation network. However, there is no contractual obligation at this time for future annual payments; therefore, we have excluded maintenance and warranty payments for these contracts in the table above. See Note 6: Commitments in our Consolidated Financial Statements for discussion on these contractual commitments.

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

(4)
In June 2012, we settled our prior commercial disputes with Thales, including those disputes that were the subject of an arbitration award, for €17,530,000. This amount represented one-third of the termination charges awarded to Thales in the arbitration. The payment is due on the later of the effective date of the new contract for the purchase of additional second-generation satellites and the occurrence of the effective date of the financing for the purchase of these satellites and the first draw from the financing. We included this amount in 2018 above, although the timing of any payment is indefinite and indeterminable. For purposes of the table above, we converted the termination charge to U.S. dollars using the exchange rate in effect at December 31, 2017. See Note 7: Contingencies in our Consolidated Financial Statements for further discussion.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication and data transmissions and one-way data transmissions between a mobile or fixed device and (ii) subscriber equipment revenue from the sale of Duplex two-way transmission products, SPOT consumer retail products and Simplex one-way transmission products. Additionally, we generate revenue by providing engineering and support services to certain customers. Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Our financial statements, including related disclosures, will reflect this adoption in prospective financial periods.

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

SPOT Service Revenue

We sell SPOT services as monthly, annual or multi-year plans and recognize revenue over the service term beginning when the service is activated by the customer.

Simplex Service Revenue

We sell Simplex services monthly, annual or multi-year plans and recognize revenue ratably over the service term or as service is used, beginning when the service is activated by the customer.

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

Revenue Contracts with Multiple Elements

At times, we sell subscriber equipment through multiple-element arrangement contracts with services. When we sell subscriber equipment and services in bundled arrangements and determine that we have separate units of accounting, we allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. We determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and services when they are sold to customers on a stand-alone basis. We defer initial direct costs incurred related to these contracts to the extent they exceed the profit margin recognized at the time of sale.

Property and Equipment

We capitalize costs associated with the design, manufacture, test and launch of our low earth orbit satellites. We track capitalized costs associated with our satellites by fixed asset category and allocate them to each asset as it comes into service. For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated cost and accumulated depreciation. We recognize a loss from an in-orbit failure of a satellite equal to its net book value, if any, in the period it is determined that the satellite is not recoverable.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. We recognize the effect of a change in tax rates as income or expense in the period that the rate is enacted; however, as we have a full valuation allowance on our deferred tax assets, there is no impact to the consolidated statements of operations and balance sheets.

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

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embody it and the expected means of settlement. There are various features embedded in our debt instruments that require bifurcation from the debt host. For the conversion options and the contingent put features in the Loan Agreement with Thermo and the 2013 8.00% Notes, we use a blend of a Monte Carlo simulation model and market prices to determine fair value. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than our operating revenues and expenses.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $467.3 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $4.7 million annually.

See Note 5: Fair Value Measurements in our Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Globalstar, Inc.
Covington, Louisiana

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A - Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, and as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2005.

Oak Brook, Illinois
February 22, 2018

GLOBALSTAR, INC.
 CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$41,644	$10,230
Restricted cash	63,635	—
Accounts receivable, net of allowance of $3,610 and $3,966, respectively	17,113	15,219
Inventory	7,273	8,093
Prepaid expenses and other current assets	6,745	4,588
Total current assets	136,410	38,130
Property and equipment, net	971,119	1,039,719
Restricted cash	—	37,983
Intangible and other assets, net of accumulated amortization of $7,314 and $7,021, respectively	21,736	16,782
Total assets	$1,129,265	$1,132,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$79,215	$75,755
Debt restructuring fees	—	20,795
Accounts payable	6,048	7,499
Accrued contract termination charge	21,002	18,451
Accrued expenses	20,754	23,162
Payables to affiliates	225	309
Derivative liabilities	1,326	—
Deferred revenue	31,747	26,479
Total current liabilities	160,317	172,450
Long-term debt, less current portion	434,651	500,524
Employee benefit obligations	4,389	4,883
Derivative liabilities	226,659	281,171
Deferred revenue	6,052	5,877
Other non-current liabilities	5,973	5,890
Total non-current liabilities	677,724	798,345

Commitments and contingent liabilities (Notes 6 and 7)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,500,000,000 and 1,200,000,000 shares authorized; 1,261,949,123 and 972,602,824 shares issued and outstanding at December 31, 2017 and 2016, respectively	126	97
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; none and 134,008,656 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	13
Additional paid-in capital	1,869,339	1,649,315
Accumulated other comprehensive loss	(6,939)	(5,378)
Retained deficit	(1,571,302)	(1,482,228)
Total stockholders’ equity	291,224	161,819
Total liabilities and stockholders’ equity	$1,129,265	$1,132,614
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Service revenues	$98,473	$83,069	$74,124
Subscriber equipment sales	14,187	13,792	16,366
Total revenue	112,660	96,861	90,490
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	37,022	31,908	30,615
Cost of subscriber equipment sales	9,944	9,907	11,814
Cost of subscriber equipment sales - reduction in the value of inventory	843	—	—
Marketing, general and administrative	39,099	40,982	37,418
Reduction in the value of long-lived assets	17,040	350	—
Depreciation, amortization and accretion	77,498	77,390	77,247
Total operating expenses	181,446	160,537	157,094
Loss from operations	(68,786)	(63,676)	(66,604)
Other income (expense):
Loss on extinguishment of debt	(6,306)	—	(2,254)
Gain (loss) on equity issuance	2,670	2,400	(6,663)
Interest income and expense, net of amounts capitalized	(34,771)	(35,952)	(35,854)
Derivative gain (loss)	21,182	(41,531)	181,860
Other	(2,873)	(430)	3,229
Total other income (expense)	(20,098)	(75,513)	140,318
Income (loss) before income taxes	(88,884)	(139,189)	73,714
Income tax expense (benefit)	190	(6,543)	1,392
Net income (loss)	$(89,074)	$(132,646)	$72,322
Income (loss) per common share:
Basic	$(0.08)	$(0.12)	$0.07
Diluted	(0.08)	(0.12)	0.07
Weighted-average shares outstanding:
Basic	1,166,581	1,064,443	1,020,149
Diluted	1,166,581	1,064,443	1,230,394

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(89,074)	$(132,646)	$72,322
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	384	221	787
Net foreign currency translation adjustment	(1,945)	(766)	(2,722)
Total other comprehensive income (loss)	(1,561)	(545)	(1,935)
Total comprehensive income (loss)	$(90,635)	$(133,191)	$70,387

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances - December 31, 2014	998,387	$99	$1,503,619	$(2,898)	$(1,421,904)	$78,916
Net issuance of restricted stock awards and recognition of stock-based compensation	600	—	2,780	—	—	2,780
Contribution of services	—	—	548	—	—	548
Issuance of stock for employee stock option exercises	303	—	169	—	—	169
Issuance of stock through employee stock purchase plan	321	—	918	—	—	918
Common stock issued in connection with conversions of 2013 8.00% Notes	10,887	1	27,247	—	—	27,248
Issuance of stock in connection with contingent consideration	174	—	481	—	—	481
Issuance of stock to Terrapin	20,403	2	38,998			39,000
Issuance of stock to vendor	7,382	1	16,683	—	—	16,684
Other comprehensive loss	—	—	—	(1,935)	—	(1,935)
Net income	—	—	—	—	72,322	72,322
Balances - December 31, 2015	1,038,457	$103	$1,591,443	$(4,833)	$(1,349,582)	$237,131
Net issuance of restricted stock awards and recognition of stock-based compensation	3,246	—	4,136	—	—	4,136
Contribution of services	—	—	548	—	—	548
Issuance of stock for employee stock option exercises	177	—	97	—	—	97
Issuance of stock through employee stock purchase plan	723	—	1,086	—	—	1,086
Issuance of stock to Thermo from exercise of warrants	13,620	2	2,615	—	—	2,617
Issuance of stock to Terrapin	49,072	5	47,995	—	—	48,000
Issuance of stock for legal settlement	1,316	—	1,395	—	—	1,395
Other comprehensive loss	—	—	—	(545)	—	(545)
Net loss	—	—	—	—	(132,646)	(132,646)
Balances – December 31, 2016	1,106,611	$110	$1,649,315	$(5,378)	$(1,482,228)	$161,819
Net issuance of restricted stock awards and recognition of stock-based compensation	3,088	1	4,040	—	—	4,041
Contribution of services	—	—	548	—	—	548
Issuance of stock for employee stock option exercises	102	—	71	—	—	71
Issuance of stock through employee stock purchase plan	775	—	1,151	—	—	1,151
Issuance of stock to Terrapin	8,867	1	11,999	—	—	12,000
Issuance of stock to Thermo from exercise of warrants	24,571	2	243	—	—	245
Issuance of stock to Thermo for equity financing	17,838	2	32,998	—	—	33,000
Common stock issued in connection with conversions of 2013 8.00% Notes	26,411	3	53,614	—	—	53,617
Issuance of stock for legal settlement	321	—	453	—	—	453
Issuance of stock for public offering	73,365	7	114,686	—	—	114,693
Investment in business	—	—	221	—	—	221
Other comprehensive loss	—	—	—	(1,561)	—	(1,561)
Net loss	—	—	—	—	(89,074)	(89,074)
Balances – December 31, 2017	1,261,949	$126	$1,869,339	$(6,939)	$(1,571,302)	$291,224
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(89,074)	$(132,646)	$72,322
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	77,498	77,390	77,247
Change in fair value of derivative assets and liabilities	(21,182)	41,531	(181,860)
Stock-based compensation expense	5,088	4,858	2,955
Amortization of deferred financing costs	8,096	9,165	9,722
Reduction in the value of long-lived assets and inventory	17,883	350	—
Provision for bad debts	1,256	1,256	3,357
Noncash interest and accretion expense	11,043	11,195	11,103
Loss on extinguishment of debt	6,306	—	2,254
Change in fair value related to equity issuance	(2,670)	(2,400)	6,663
Noncash expense related to legal settlement	—	1,094	—
Reversal of uncertain tax position	—	(6,317)	—
Unrealized foreign currency (gain) loss	2,159	144	(3,597)
Other, net	(260)	1,154	(11)
Changes in operating assets and liabilities:
Accounts receivable	(2,983)	(2,196)	(3,454)
Inventory	50	4,571	1,118
Prepaid expenses and other current assets	(2,504)	(488)	326
Other assets	(699)	(469)	(774)
Accounts payable and accrued expenses	(1,114)	102	702
Payables to affiliates	(84)	(307)	135
Other non-current liabilities	105	(1,163)	1,332
Deferred revenue	4,943	1,989	2,622
Net cash provided by operating activities	13,857	8,813	2,162
Cash flows used in investing activities:
Second-generation network costs (including interest)	(11,910)	(13,170)	(25,195)
Property and equipment additions	(5,525)	(9,385)	(5,523)
Purchase of intangible assets	(3,796)	(1,996)	(2,520)
Investment in businesses	455	—	(240)
Net cash used in investing activities	(20,776)	(24,551)	(33,478)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(75,755)	(32,835)	(6,450)
Proceeds from common stock offering	114,993	—	—
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—	—
Payment of debt restructuring fee	(20,795)	—	—
Payments for debt and equity issuance costs	(654)	—	—
Proceeds from issuance of stock to Terrapin	12,000	48,000	39,000
Proceeds from issuance of common stock and exercise of options and warrants	1,001	3,337	726
Net cash provided by financing activities	63,790	18,502	33,276
Effect of exchange rate changes on cash	195	55	(1,605)
Net increase in cash, cash equivalents and restricted cash	57,066	2,819	355
Cash, cash equivalents and restricted cash, beginning of period	48,213	45,394	45,039
Cash, cash equivalents and restricted cash, end of period	$105,279	$48,213	$45,394

	As of December 31,
	2017	2016	2015
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$41,644	$10,230	$7,476
Restricted cash (See Note 3 for further discussion on restrictions)	63,635	37,983	37,918
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$105,279	$48,213	$45,394

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$24,075	$21,783	$19,683
Income taxes	115	171	445

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$4,317	$3,235	$2,247
Increase in accrued second-generation network costs	—	1,616	—
Capitalized accretion of debt discount and amortization of prepaid financing costs	5,089	4,401	3,346
Payments made in convertible notes and common stock	—	—	921
Fair value of common stock issued to vendor for payment of invoices	—	—	16,683
Increase of principal amount of Loan Agreement with Thermo	—	—	6,000
Issuance of common stock for legal settlement	453	1,395	—
Principal amount of debt converted into common stock	15,986	—	6,491
Reduction of debt discount and issuance costs due to note conversions	1,194	—	2,085
Fair value of common stock issued upon conversion of debt	53,614	—	26,669
Reduction in derivative liability due to conversion of debt	32,000	—	20,008

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

Restricted Cash

Restricted cash is comprised of funds held in escrow by the agent for the Company’s senior secured facility agreement (the “Facility Agreement”) to secure the Company’s principal and interest payment obligations related to its Facility Agreement. For the year ended December 31, 2016, the Company classified restricted cash as a noncurrent asset on its Consolidated Balance Sheet as the funds in the restricted cash account were fixed and to be used to pay the final principal and interest payments due under the Facility Agreement. As of December 31, 2017, the Company's restricted cash is classified as a current asset on its Consolidated Balance Sheet as these funds are expected to be used to pay principal and interest due under the Facility Agreement during the next twelve months as a result of modified terms in the amendment and restatement of the Facility Agreement in June 2017.

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

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$3,966	$5,270	$4,788
Provision, net of recoveries	1,256	1,256	2,782
Write-offs and other adjustments	(1,612)	(2,560)	(2,300)
Balance at end of period	$3,610	$3,966	$5,270

From time to time, the Company enters into notes receivable with certain customers that are included in other current assets. The Company also monitors collection of its notes receivable. During 2015, the Company recorded an additional provision for bad debt of $0.6 million related to a specific note receivable balance. During 2016, the Company recovered approximately $0.5 million related to the specific customer balance previously reserved in 2015.

Inventory

Inventory consists primarily of purchased products. Inventory is stated at the lower of cost and net realizable value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are measured as the difference between the cost of inventory and the net realizable value, and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. At the point of any inventory write down to net realizable value, a new, lower cost basis for that inventory is established, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off.

For the year ended December 31, 2017, the Company wrote down the value of inventory by $0.8 million after adjusting for changes in net realizable value for certain products, particularly in international locations, compared to the carrying value of inventory, as well as for a reduction in the value of prepaid inventory due to design changes for products under development. During the years ended December 31, 2016 and 2015, no write down of inventory was required.

During the fourth quarter of 2017, the Company adopted ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The adoption of this standard did not have a material effect on its consolidated financial statements and related disclosures.

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

During the fourth quarter of 2017, the Company adopted ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Company evaluated its derivative instruments and determined that this standard did not have an impact on the Company's financial statements or related disclosures.

During the fourth quarter of 2017, the Company adopted ASU 2017-11: I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. Part I of this ASU reduces the complexity associated with accounting for certain financial instruments with down round features. Part II of this ASU recharacterizes the indefinite deferral provisions described in Topic 480: Distinguishing Liabilities from Equity. The Company evaluated its debt and related derivative instruments and determined that this standard did not have an impact on the Company's financial statements or related disclosures.

Deferred Financing Costs

Deferred financing costs are those costs directly incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the term of the corresponding debt, or until the first put option date for the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“2013 8.00% Notes”). Deferred financing costs are recorded on the Company's consolidated balance sheets as a reduction in the carrying amount of the related debt liability. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period. As of December 31, 2017 and 2016, the Company had net deferred financing costs of $34.5 million and $45.7 million, respectively.

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable is equal to or approximates fair value.

The Company believes it is not practicable to determine the fair value of the Facility Agreement. Interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. For the Company's other debt instruments, which include the Loan Agreement with Thermo and 2013 8.00% Notes, the fair value of debt is calculated using inputs consistent with those used to calculate the fair value of the derivatives embedded in these instruments.

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

SPOT Service Revenue. The Company sells SPOT services as monthly, annual or multi-year plans and recognizes revenue over the service term, beginning when the service is activated by the customer.

Simplex Service Revenue. The Company sells Simplex services as monthly, annual or multi-year plans and recognizes revenue ratably over the service term or as service is used, beginning when the service is activated by the customer.

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

Stock-Based Compensation

The Company recognizes compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. The Company uses the Black-Scholes option pricing model to estimate fair values of stock options. Option pricing models, including the Black-Scholes model, require the use of input estimates and assumptions, including expected volatility, term, and risk-free interest rate. The assumptions for expected volatility and expected term most significantly affect the estimated grant-date fair value. The Company's estimate of the forfeiture rate of its share-based awards also impacts the timing of expense recorded over the vesting period of the award. The Company's estimate for pre-vesting forfeitures is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See Note 14: Stock Compensation for a description of methods used to determine the Company's assumptions. If the Company determined that another method used to estimate expected volatility or expected life was more reasonable than its current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the estimated fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in increases to share-based compensation determined at the date of grant.

During the fourth quarter of 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation. The adoption of this standard did not have a material effect on its consolidated financial statements and related disclosures.

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency, unless the subsidiary operates in a hyperinflationary economy, such as Venezuela. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2017, 2016 and 2015, the foreign currency translation adjustments were losses of $1.9 million, $0.8 million and $2.7 million, respectively.

Foreign currency transaction gains/losses were a $2.2 million loss, a $0.2 million loss and a $3.7 million gain for 2017, 2016, and 2015, respectively. These were classified as other income (expense) on the consolidated statement of operations.

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

The Company capitalizes, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of December 31, 2017 and 2016, the Company had accrued approximately $1.5 million and $1.4 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

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

Research and Development Expenses

Research and development costs were $3.8 million, $2.1 million and $1.9 million for 2017, 2016 and 2015, respectively. These costs are expensed as incurred as cost of services and primarily include the cost of new product development, chip set design, software development and engineering.

Advertising Expenses

Advertising costs were $2.1 million, $4.1 million and $3.4 million for 2017, 2016, and 2015, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

Income Taxes

The Company is taxed as a C corporation for U.S. tax purposes. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date; however, as the Company has full valuation allowance on its deferred tax assets, there is no impact to the consolidated statements of operations and balance sheets.

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

During the fourth quarter of 2017, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The implementation of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

Earnings (Loss) Per Share

The Company is required to present basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For 2017 and 2016, diluted net loss per share of common stock was the same as basic net loss per share of common stock because the effects of potentially dilutive securities were anti-dilutive. Potentially dilutive securities include primarily outstanding stock-based awards, convertible notes, warrants and shares issuable pursuant to the Company's Employee Stock Purchase Plan.

Intangible and Other Assets

The gross carrying amount and accumulated amortization of the Company's intangible assets subject to amortization consist of the following (in thousands):

		December 31, 2017			December 31, 2016
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Developed technology	9	$6,108	$(4,958)	$1,150	$6,003	$(4,740)	$1,263
Customer relationships	8	2,100	(2,100)	—	2,100	(2,081)	19
Regulatory authorizations	7	878	(56)	822	—	—	—
Trade name	1	200	(200)	—	200	(200)	—
		$9,286	$(7,314)	$1,972	$8,303	$(7,021)	$1,282

For each of 2017 and 2016, the Company recorded amortization expense on these intangible assets of $0.3 million. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. Estimated annual amortization of intangible assets is approximately $0.3 million for each of 2018 through 2022 and $0.5 million in total thereafter, excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2017.

In addition, the Company has intangible assets not subject to amortization consisting primarily of costs associated with the efforts related to the Company's petition to the Federal Communications Commission ("FCC") to use its licensed MSS spectrum to provide terrestrial wireless services in the United States as well as costs with international regulatory agencies to obtain similar authorizations outside of the United States. The total carrying amount of these costs was $7.9 million and $5.6 million at December 31, 2017 and 2016, respectively. The Company assesses these intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In assessing whether it is more likely than not that such an asset is impaired, the Company assesses relevant events and circumstances that could affect the significant inputs used to determine the fair value of the asset. In November 2016, the Company revised its original proposal to the FCC to request terrestrial use of only its 11.5 MHz of licensed spectrum in the 2.4 GHz band. For the year ended December 31, 2016, the Company recorded an impairment of $0.4 million related to the portion of its efforts specific to the Company's original proposed rules to use 22 MHz, which includes both its licensed spectrum and the adjacent unlicensed spectrum, to provide terrestrial wireless services. The Company recorded this impairment on its consolidated statements of operations as a reduction in the value of long-lived assets for the year ended December 31, 2016. As previously discussed in Part I: Item 1. Business, the revised proposed rules were adopted in December 2016.

The Company assesses the impairment of intangible and other assets when indicators of impairment are present. If the Company determines that an impairment exists, any related loss is estimated based on fair values.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the standard permits the use of either the retrospective or cumulative effect transition method. The Company has an internal project team that has evaluated the impact this standard has on its financial statements, accounting systems and related disclosures. The most significant changes to the Company's revenue recognition accounting policies are related to the following: 1) the allocation and timing of revenue recognized between service revenue and subscriber equipment sales, 2) the acceleration of service revenue recognized for breakage during certain customer's prepaid contracts, and 3) the deferment of certain contract acquisition costs and the recognition of these costs over the expected life of a customer's contract. The Company adopted this standard when it became effective on January 1, 2018 using the cumulative effect method of adoption. The Company has determined that this standard will not have a material impact on its financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-02, Leases, which has been modified since its initial release. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this standard effective with reporting periods beginning on January 1, 2017 and reflected the impact of this standard using a retrospective transition method for each period presented. Additionally, the Company added required disclosures pursuant to ASC 2016-18 to its consolidated statements of cash flows.

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

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 was issued to provide clarity on the scope and application for recognizing gains and losses from the sale or transfer of nonfinancial assets, and should be adopted concurrently with ASU 2014-09, Revenue from Contracts with Customers. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In February 2017, the FASB issued ASU 2017-07: Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-08: Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09: Compensation-Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and

V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). This ASU is effective for all entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Companies may apply the guidance in the period of adoption or retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income are recognized. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,426	$1,211,090
Prepaid long-lead items	—	17,040
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	48,710	48,400
Construction in progress:
Space component	3	81
Ground component	227,167	207,127
Next-generation software upgrades	12,414	10,223
Other	2,572	2,299
Total Globalstar System	1,518,773	1,528,741
Internally developed and purchased software	16,132	15,005
Equipment	9,966	9,875
Land and buildings	3,322	3,330
Leasehold improvements	1,969	1,893
Total property and equipment	1,550,162	1,558,844
Accumulated depreciation	(579,043)	(519,125)
Total property and equipment, net	$971,119	$1,039,719

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

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of December 31, 2017 and 2016, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of December 31, 2017, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

Pursuant to the Amended and Restated Contract for the construction of Globalstar Satellites for the Second Generation Constellation between the Company and Thales Alenia Space France ("Thales"), dated and executed in June 2009 (the "2009 Contract"), the Company paid €12 million in purchase price plus an additional €3.1 million in procurement costs for the prepaid long-lead items ("LLI") to be procured by Thales on the Company's behalf. The LLI were to be used in the construction of the Phase 3 satellites for the Company. The Company believes that it owns the LLI and that title to the LLI transferred to the Company upon payment. Despite historical statements to the contrary, Thales currently disputes the Company's ownership of the LLI and has asserted that the Company released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully in Note 7: Contingencies. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of the LLI to the Company. The Company recorded a reduction in the carrying value of long-

lived assets of $17.0 million in its consolidated statement of operations during the fourth quarter of 2017 when circumstances changed impacting the fair value that is probable of being recovered from these assets in the construction of Phase 3 satellites.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest cost eligible to be capitalized	$51,212	$48,095	$42,749
Interest cost recorded in interest income (expense), net	(33,319)	(34,108)	(32,609)
Net interest capitalized	$17,893	$13,987	$10,140

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Depreciation Expense	$77,197	$76,960	$76,711

3. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	December 31, 2017			December 31, 2016
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$467,256	$34,459	$432,797	$543,011	$45,651	$497,360
Loan Agreement with Thermo	106,054	26,333	79,721	93,962	29,615	64,347
8.00% Convertible Senior Notes Issued in 2013	1,348	—	1,348	17,126	2,554	14,572
Total Debt	574,658	60,792	513,866	654,099	77,820	576,279
Less: Current Portion	79,215	—	79,215	75,755	—	75,755
Long-Term Debt	$495,443	$60,792	$434,651	$578,344	$77,820	$500,524

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date and the total outstanding balance of the Company's 2013 8.00% Notes (as defined below) as the first put date of the notes is April 1, 2018. The Company believes that the principal payment due in December 2018 under the Facility Agreement will be in excess of its available sources of cash in order to also maintain compliance with the requirement balance in the debt service reserve account. The Company intends to raise funds in sufficient amounts to meet its obligations; however, the source of funds has not yet been fully arranged.

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

The Facility Agreement is scheduled to mature in December 2022. As of December 31, 2017, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 3.25% through June 2018, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company's obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE), the French export credit agency. The Company's obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company's domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants, including the following:

•	The Company's capital expenditures do not exceed $15.0 million per year;

•
The Company's expenditures in connection with its spectrum rights must be the lesser of (1) $20.0 million and (2) 20% of the proceeds of the aggregate of any equity the Company raises from January 1, 2017 through December 31, 2019;

•	The Company maintains at all times a minimum liquidity balance of $4.0 million;

•	The Company achieves for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement) (amounts in thousands):

Period	Minimum Amount
7/1/18-12/31/18	$47,694
1/1/19-6/30/19	$45,509
7/1/19-12/31/19	$53,830

•	The minimum adjusted consolidated EBITDA Minimum Amount changes semi-annually through December 31, 2022, for which measurement period the Minimum Amount is $65.7 million.

•	The Company maintains a minimum debt service coverage ratio of 1.00:1;

•
The Company maintains a maximum net debt to adjusted consolidated EBITDA ratio of 5.00:1 for the December 31, 2018 measurement period, decreasing gradually each semi-annual period until the requirement equals 2.50:1 for the five semi-annual measurement periods leading up to December 31, 2022;

•
The Company maintains a minimum interest coverage ratio of 3.50:1 for the December 31, 2018 measurement period, increasing gradually each semi-annual period until the requirement equals 5.00:1 for the five semi-annual measurement periods leading up to December 31, 2022; and

•
The Company makes mandatory prepayments in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain asset dispositions or receives more than $145.0 million from the sale of additional debt or equity securities (excluding the Thermo commitments described below and the excluded Purchase Agreement Amounts, as defined in the Facility Agreement).

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

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company anticipates that it will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended December 31, 2018. The source of funds for these Equity Cure Contributions has not yet been fully arranged. As of December 31, 2017, the Company was in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. Prior to October 30, 2017, the Company was required to maintain a total of $37.9 million in a debt service reserve account. Beginning on October 30, 2017, the balance in the debt service reserve account must equal the total amount of principal and interest payable by the Company on the next payment date. As of December 31, 2017, the balance in the debt service reserve account was $50.9 million, which is classified as restricted cash on the Company's consolidated balance sheet. The remaining amount included in restricted cash as of December 31, 2017 represents a portion of the proceeds from the October 2017 stock offering (see further discussion below).
The following changes to the terms of the Facility Agreement were made upon its amendment and restatement in 2017:

•
The amendments to the Facility Agreement defer most financial covenants until the measurement period ending December 31, 2018; extend to the measurement period ending December 31, 2019 the date through which Equity Cure Contributions can be made; eliminate the requirement of the Company to redeem in full the 2013 8.00% Notes; defer mandatory prepayments from qualifying equity raises until January 1, 2020; and revise the definition of the debt service reserve account required balance after October 30, 2017 to mean an amount equal to the Debt Service (as defined in the 2017 GARA) amount due on the next payment date.

•
The Company agreed to raise at least $159.0 million in equity, which includes $12.0 million previously raised from its common stock purchase agreement with Terrapin Opportunity, L.P. ("Terrapin") in January 2017. The Company was required to raise a portion of the total $159.0 million by June 30, 2017 and the remaining amount no later than October 30, 2017. The Company was required to raise approximately $33.0 million as of June 30, 2017, which included amounts for the Company's outstanding restructuring fees, insurance premiums to BPIFAE and principal and interest due under the Facility Agreement as of June 30, 2017. This amount was raised pursuant to the Common Stock Purchase Agreement entered into between the Company and Thermo on June 30, 2017, as discussed in Note 9: Related Party Transactions. In October 2017, the Company satisfied the remaining equity requirement by completing a common stock offering that generated net proceeds of approximately $115.0 million (after deducting underwriter commissions and estimated offering expenses), as discussed further below. The Company is required to deposit 80% of any equity proceeds raised through December 31, 2019 (including those funds required to be raised in 2017) into a restricted account, separate from the debt service reserve account discussed above, that may only be used to pay obligations under the Facility Agreement.

•
The 2017 GARA required Thermo to fund or backstop the amounts required to be raised as of June 30, 2017. The total $33.0 million was raised pursuant to the Common Stock Purchase Agreement with Thermo, discussed in Note 9: Related Party Transactions

•
The Company agreed to limit expenditures in connection with its spectrum rights to be the lesser of (1) $20.0 million and (2) 20% of the proceeds of the aggregate of any equity the Company raises from January 1, 2017 through December 31, 2019.

•
The Company agreed to pay an amendment fee to the agent and lenders in the aggregate amount of $0.3 million and accelerated the payment of the restructuring fee and insurance premium of approximately $20.8 million, which was previously due December 31, 2017 and accrued as a current liability on the Company's consolidated balance sheet.

The amendment and restatement of the Facility Agreement was considered a debt modification pursuant to applicable accounting guidance. As such, fees paid to the creditors were capitalized on the Company's consolidated balance sheet as deferred financing costs and fees paid to the Company's advisors and other third parties were expensed in the Company's statement of operations for the period ended June 30, 2017.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2017, $62.6 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company's consolidated balance sheets.

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

The amount by which the if-converted value of the Loan Agreement exceeds the principal amount at December 31, 2017, assuming conversion at the closing price of the Company's common stock on that date of $1.31 per share, is approximately $83.8 million.

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

The conversion activity since issuance of the 2013 8.00% Notes is summarized in the table below (in thousands):

Period	Principal Amount Converted	Shares of Voting Common Stock Issued	(Gain)/Loss on Extinguishment of Debt
Year Ended December 31, 2013	$8,029	14,863	$(4,237)
Year Ended December 31, 2014	24,881	46,353	44,061
Year Ended December 31, 2015	6,491	10,887	2,254
Year Ended December 31, 2016	—	—	—
Year Ended December 31, 2017	15,986	26,411	6,306
Total	$55,387	98,514	$48,384

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

Holders who convert 2013 8.00% Notes may receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of December 31, 2017, no conversions had been initiated but not yet fully settled.

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

The Indenture provides that the Company and its subsidiaries may not, with specified exceptions, including the liens securing the Facility Agreement and liens approved in writing by the Agent, create, incur, assume or suffer to exist any lien on any of its assets, provided that if the Company or any of its subsidiaries creates, incurs or assumes any lien which is junior to the most senior lien securing the Facility Agreement, the Company must promptly issue to the holders of the 2013 8.00% Notes $3.6 million (as calculated under the Indenture) of shares of the Company's common stock. At December 31, 2017, the Company did not expect that a lien will be created that does not meet at least one of the specified exceptions in the Indenture, and therefore accrued no amount for this feature.

The Indenture provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of December 31, 2017, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

The Company evaluated the various embedded derivatives within the Indenture for the 2013 8.00% Notes. The Company determined that the conversion option and the contingent put feature within the Indenture required bifurcation from the 2013 8.00% Notes. The Company did not deem the conversion option and the contingent put feature to be clearly and closely related to the 2013 8.00% Notes and separately accounted for them as a standalone derivative. The Company recorded this compound embedded derivative liability as a liability on its consolidated balance sheets with a corresponding debt discount which is netted against the face value of the 2013 8.00% Notes.

The Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 2013 8.00% Notes (April 1, 2018) using an effective interest rate method. However, following the conversion in August 2017 (as discussed above), the remaining debt discount balance was recorded to interest expense during the third quarter 2017, resulting in no balance as of September 30, 2017. The Company is marking to market the fair value of the compound embedded derivative liability at the end of each reporting period, or more frequently as deemed necessary, and as of the date of a significant conversion (such as the one discussed above), with any changes in value reported in the consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices.

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at December 31, 2017, assuming conversion at the closing price of the Company's common stock on that date of $1.31 per share, is approximately $1.1 million.

Debt maturities

Annual debt maturities for each of the five years following December 31, 2017 and thereafter are as follows (in thousands):

2018	79,215
2019	94,870
2020	100,000
2021	100,000
2022	94,519
Thereafter	106,054
Total	$574,658

Amounts in the above table are calculated based on amounts outstanding at December 31, 2017, and therefore exclude paid-in-kind interest payments that will be made in future periods.

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

Public Offering of Common Stock

In October 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as manager for several underwriters (collectively, the “Underwriters”), relating to the sale of 73.4 million shares of common stock, at a public offering price of $1.65 per share.

The Company received approximately $115.0 million in net proceeds from the sale of the common stock. The Company used the net proceeds from the offering to meet its obligation to raise $114.0 million by October 30, 2017 pursuant to the 2017 GARA (as discussed above). Eighty percent of the net proceeds of the offering were deposited in a restricted account, a portion of which was used to pay principal and interest due under the Facility Agreement in December 2017. The remainder of the proceeds will be used for principal and interest due under the Facility Agreement in June 2018 and for general corporate purposes.

4. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31, 2017	December 31, 2016
Derivative assets:
Interest rate cap	$—	$4
Total derivative assets	$—	$4

Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(1,326)	$(26,664)
Compound embedded derivative with the Loan Agreement with Thermo	(226,659)	(254,507)
Total derivative liabilities	$(227,985)	$(281,171)

The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s consolidated statement of operations (in thousands):

	Year ended December 31,
	2017	2016	2015
Interest rate cap	$(4)	$(2)	$(40)
Compound embedded derivative with the 2013 8.00% Notes	(6,662)	(461)	32,829
Compound embedded derivative with the Loan Agreement with Thermo	27,848	(41,068)	149,071
Total derivative gain (loss)	$21,182	$(41,531)	$181,860

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

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo. These embedded derivatives required bifurcation from the debt host agreement and are recorded as a derivative liability on the Company’s consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its consolidated statements of operations. The Company determined the fair value of its compound embedded derivative liabilities using a blend of a Monte Carlo simulation model and market prices. See Note 5: Fair Value Measurements for further discussion. Each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative are described below.

Compound Embedded Derivative with 2013 8.00% Notes

As a result of the conversion option and the contingent put feature within the 2013 8.00% Notes, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that is netted against the face value of the 2013 8.00% Notes. The Company determined the fair value of the compound embedded derivative liability using a blend of a Monte Carlo simulation model and market prices. As the first put date for the 2013 8.00% Notes is on April 1, 2018, the Company has classified this derivative liability as current on its consolidated balance sheet at December 31, 2017.

Compound Embedded Derivative with the Loan Agreement with Thermo

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

Recurring Fair Value Measurements

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2017:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	—	—	(1,326)	(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(226,659)	(226,659)
Total liabilities measured at fair value	$—	$—	$(227,985)	$(227,985)

	Fair Value Measurements at December 31, 2016:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Interest rate cap	$—	$4	$—	$4
Total assets measured at fair value	$—	$4	$—	$4

Liabilities:
Liability for potential stock issuance to Hughes	$—	$(2,706)	$—	$(2,706)
Liability for stock issuance due to legal settlement	—	(389)	—	$(389)
Compound embedded derivative with the 2013 8.00% Notes	—	—	(26,664)	(26,664)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(254,507)	(254,507)
Total liabilities measured at fair value	$—	$(3,095)	$(281,171)	$(284,266)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades and broker/dealer quotes at the reporting date. See Note 4: Derivatives for further discussion.

Liabilities

Liability for potential stock issuance to Hughes

As described in Note 6: Commitments, the Company agreed to provide downside protection after the issuance of shares of common stock to Hughes in lieu of cash for contract payments in June 2015. This feature required the Company to issue to Hughes additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes receives from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. In April 2017, Hughes sold all remaining shares of Globalstar common stock and the Company was not required to issue additional shares. Prior to settlement, this liability was recorded on the Company's consolidated balance sheet in accrued expenses and was marked-to-market at each balance sheet date. The value of this option was calculated using a Black-Scholes pricing model. The Company recorded gains and losses resulting from changes in the value of this liability in its consolidated statement of operations. This liability is no longer outstanding.

Liability for future stock issuance due to legal settlement

As described in Note 7: Contingencies, the Company settled litigation related to its Brazilian subsidiary in October 2016 through payment of Globalstar common stock. In connection with this settlement, the Company paid 4.5 million reais, or $1.4 million. The Company agreed to provide downside protection for the difference between the total settlement amount of 4.5 million reais and the total amount of gross proceeds the counterparty receives from the sale of these shares. An estimate of $0.4 million for this liability was recorded in accrued expenses in the Company's consolidated financial statements as of December 31, 2016. In March 2017, the Company settled this liability through the final payment of approximately 0.3 million shares of Globalstar common stock.

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 4: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	December 31, 2017:
	Stock Price Volatility	Risk-Free Interest Rate	Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	78%	1.4%	$0.73	27%	$1.31
Compound embedded derivative with the Loan Agreement with Thermo	40 - 77%	2.2%	$0.73	27%	$1.31

	December 31, 2016:
	Stock Price Volatility	Risk-Free Interest Rate	Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	100 - 110%	1.0%	$0.73	25%	$1.58
Compound embedded derivative with the Loan Agreement with Thermo	40 - 110%	2.2%	$0.73	25%	$1.58

 Fluctuation in the Company’s stock price is the primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased 17% from December 31, 2016 to December 31, 2017. As the stock price decreases towards the current conversion price for each of the related derivative instruments, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s consolidated balance sheets. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company’s stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivatives within the Company’s 2013 8.00% Notes and Loan Agreement included the following inputs and features: payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion, estimated maturity date, and the principal balance of each loan at the balance sheet date. There are also certain put and call features within the 2013 8.00% Notes that impact the valuation model. The trading activity in the market provides the Company with additional valuation support. The Company uses a weight factor to calculate the fair value of the embedded derivatives to align the fair value produced from the Monte Carlo simulation model with the market value of the 2013 8.00% Notes. Due to the similarities of the debt instruments, the Company applies a similar weight to the embedded derivative in the Loan Agreement. These valuations are sensitive to the weighting applied to each of the simulated values.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31
	2017	2016
Balance at beginning of period	$(281,171)	$(239,642)
Derivative adjustment related to conversions	32,000	—
Unrealized gain (loss), included in derivative gain (loss)	21,186	(41,529)
Balance at end of period	$(227,985)	$(281,171)

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

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$79,721	$54,936	$64,347	$47,874
2013 8.00% Notes	1,348	1,295	14,572	14,350

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

	August 24, 2017:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	65%	1.1%	0.73	26%	2.03

See further discussion in Note 4: Derivatives for other valuation inputs used in the valuation model of the 2013 8.00% Notes and the impact these inputs have on the fair value measurement.

Long-Lived Assets

Long-lived assets and intangible and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company no longer considers the likelihood of recovering the value of LLI to be probable. See Note 2: Property and Equipment for further discussion. As such, a reduction in the value of long-lived assets of $17.0 million was recorded on its consolidated statements of operations during the fourth quarter of 2017. During 2016, the Company recorded a loss of $0.4 million to reduce the carrying value of the intangible asset associated with its efforts to support its petition to the FCC to use its licensed MSS spectrum to provide terrestrial wireless services. See Note 1: Summary of Significant Accounting Policies for further discussion. Losses of this nature are recorded in operating expenses in the consolidated statement of operations. The following tables present the location on the Company's consolidated balance sheet and the amount of the reduction in the value of long-lived assets recorded in 2017 and 2016 (in thousands):

	Fair Value Measurements at December 31, 2017:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Property and equipment, net:	$—	$—	$971,119	$17,040
Total	$—	$—	$971,119	$17,040

	Fair Value Measurements at December 31, 2016:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Intangibles and other assets, net	$—	$—	$16,782	$350
Total	$—	$—	$16,782	$350

6. COMMITMENTS

Contractual Obligations - Next-Generation Gateways and Other Ground Facilities

As of December 31, 2017, the Company had purchase commitments with Thales, Hughes and Ericsson related to the procurement, deployment and maintenance of the second-generation network. The Company is obligated to make payments under these purchase commitments totaling approximately $0.5 million, which were recorded in accounts payable and accrued expenses on its consolidated balance sheet as of December 31, 2017.

Hughes designed, supplied and implemented the Radio Access Network ("RAN") ground network equipment and software upgrades for installation at a number of the Company’s gateways. Hughes also provided the satellite interface chips to be used in various second-generation Globalstar devices. Ericsson developed, implemented and installed the Company's ground interface, or core network system, at certain of the Company’s gateways. The second-generation Ericsson core links the Hughes RANs to the public-switched telephone network (“PSTN”), cellular networks and Internet. In December 2016, the Company formally accepted all contract deliverables under the core contracts for both Hughes and Ericsson necessary to deploy its second-generation ground infrastructure. The Company intends to complete certain add-ons outside of the scope of the core contracts, which include certain punch list items with Ericsson and the installation of second-generation RANs at certain additional gateways.

In April 2015, Hughes exercised an option to be paid in shares of the Company's common stock (at a price 7% below market) in lieu of cash for certain contract payments, totaling approximately $15.5 million. In June 2015, the Company issued 7.4 million shares of freely tradable common stock at the 7% discount pursuant to this option. In connection with this option, the Company agreed to provide downside protection through June 30, 2017. This feature required that the Company issue additional shares of common stock equal to the difference, if any, between the initial consideration of $15.5 million and the total amount of gross proceeds Hughes received from the sale of any shares plus the market value of any shares still held by Hughes as of the close of trading on June 30, 2017. Pursuant to this agreement, the Company recorded a liability of $2.7 million as of December 31, 2016. In April 2017, Hughes sold all remaining shares of Globalstar common stock. The Company was not required to issue additional shares. See Note 5: Fair Value Measurements for further discussion of the fair value of this liability.
Other Second-Generation Commitments

The Company has signed various licensing and royalty agreements necessary for the manufacture and distribution of its second-generation products. Payments made under these agreements were $6.6 million as of December 31, 2017; amounts are recorded primarily in noncurrent assets on the Company's consolidated balance sheet. The Company estimates the portion of expense incurred or royalties earned for the next 12 months and reclassifies these amounts to current assets on the Company's consolidated balance sheet each reporting period. The Company will expense these amounts through depreciation expense over the life of the gateway, maintenance expense over the term of the services, or cost of goods sold on a per unit basis as these units are manufactured, sold, or activated.

Future Minimum Lease Obligations

The Company has non-cancelable operating leases for facilities and equipment throughout the United States and around the world, including Louisiana, California, Florida, Canada, Ireland, France, Brazil, Panama, Singapore and Botswana. The leases expire on various dates through 2021. The following table presents the future minimum lease payments for leases having an initial or remaining non-cancelable lease term in excess of one year (in thousands) as of December 31, 2017, excluding possible lease payment reimbursement from the State of Louisiana pursuant to the Cooperative Endeavor Agreement the Company entered into with the Louisiana Department of Economic Development (See Note 8: Accrued Expenses and Other Non-Current Liabilities):

2018	$1,241
2019	357
2020	313
2021	168
2022	—
Thereafter	—
Total minimum lease payments	$2,079

Rent expense for 2017, 2016 and 2015 was approximately $1.4 million, $1.3 million and $1.3 million, respectively.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s consolidated balance sheets as of December 31, 2017 and 2016. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of December 31, 2017, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore it would survive any termination of the Settlement Agreement. As of December 31, 2017, no party had terminated the Settlement Agreement

Litigation

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

8. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued interest	$228	$381
Accrued liability for potential stock issuance to Hughes	—	2,706
Accrued compensation and benefits	3,913	3,193
Accrued property and other taxes	3,944	4,173
Accrued customer liabilities and deposits	4,529	3,907
Accrued professional and other service provider fees	3,386	2,544
Accrued commissions	1,162	858
Accrued telecommunications expenses	876	686
Accrued satellite and ground costs	634	2,076
Accrued inventory	102	90
Accrued liability for legal settlement	—	389
Other accrued expenses	1,980	2,159
Total accrued expenses	$20,754	$23,162

Accrued liability for potential stock issuance to Hughes included the estimated value at December 31, 2016 of the downside protection that the Company provided to Hughes in connection with its April 2015 agreement (as amended). This liability was settled in 2017. See Note 5: Fair Value Measurements and Note 6: Commitments for further discussion.

Accrued liability for legal settlement related to the litigation incurred on behalf of the Company's Brazilian subsidiary. The balance at December 31, 2016 included the fair value of the downside protection the Company provided related to the settlement of this litigation. This liability was settled in 2017. See Note 5: Fair Value Measurements and Note 7: Contingencies for further discussion.

Other accrued expenses include primarily advertising costs, capital lease obligations, vendor services, warranty reserve, occupancy costs, payments to IGOs and estimated payroll shortfall under the Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (“LED”).

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$132	$101	$129
Provision	273	272	279
Utilization	(262)	(241)	(307)
Balance at end of period	$143	$132	$101

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Long-term accrued interest	$—	$99
Asset retirement obligation	1,451	1,443
Deferred rent and other deferred expense	274	470
Capital lease obligations	154	87
Liability related to the Cooperative Endeavor Agreement with the State of Louisiana	460	445
Foreign tax contingencies	3,634	3,346
Total other non-current liabilities	$5,973	$5,890

The Company relocated to Louisiana in 2011. In connection with its relocation, the Company entered into a Cooperative Endeavor Agreement with the LED whereby the Company would be reimbursed for certain qualified relocation costs and lease expenses. In accordance with the terms of the agreement, these reimbursement costs, not to exceed $8.1 million, will be reimbursed to the Company as incurred provided the Company maintains required annual payroll levels in Louisiana through 2019. Under the terms of the agreement, the Company was reimbursed a total of $5.2 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through December 31, 2017.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively.

Transactions with Thermo

General and administrative expenses are related to non-cash expenses and those expenses incurred by Thermo on behalf of the Company which are charged to the Company. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company) and receive no cash compensation from the Company. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time. Those expenses charged to the Company were $0.8 million, $0.7 million, and $0.9 million for the periods ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, the principal amount outstanding under the Loan Agreement with Thermo was $106.1 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $226.7 million. During 2017 and 2016, interest accrued on the Loan Agreement was approximately $12.1 million and $10.7 million, respectively.

In June 2009, the Company entered into a Contingent Equity Agreement with Thermo, under which Thermo agreed to deposit $60.0 million into a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement. The Company has drawn the entire amount in this account plus accrued interest. Since the origination of the Contingent Equity Agreement, the Company has issued to Thermo warrants to purchase 41.5 million shares of common stock for the annual availability fee and subsequent resets due to provisions in the Contingent Equity Agreement and 163.0 million shares of common stock resulting from the Company's draws on the contingent equity account, including accrued interest, pursuant to the terms of the Contingent Equity Agreement. Thermo has exercised all warrants related to the Contingent Equity Agreement resulting in the issuance of 41.5 million shares of Globalstar common stock.

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

10. PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Plan

Until June 1, 2004, substantially all Old and New Globalstar employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral (the "Loral Plan"), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan in 2003. Prior to 2003, benefits for the Loral Plan were generally based upon contributions, length of service with the Company and age of the participant. On June 1, 2004, the assets and frozen pension obligations of the Globalstar Segment of the Loral Plan were transferred into a new Globalstar Retirement Plan (the "Globalstar Plan"). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. The Company's funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations.

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets, and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2017	2016
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$17,778	$17,595
Service cost	195	195
Interest cost	722	758
Actuarial loss	916	381
Benefits paid	(974)	(1,151)
Projected benefit obligation, end of year	$18,637	$17,778
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$12,895	$12,785
Return on plan assets	1,682	937
Employer contributions	645	324
Benefits paid	(974)	(1,151)
Fair value of plan assets, end of year	$14,248	$12,895
Funded status, end of year-net liability	$(4,389)	$(4,883)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net periodic benefit cost:
Service cost	$195	$195	$111
Interest cost	722	758	744
Expected return on plan assets	(825)	(808)	(862)
Amortization of unrecognized net actuarial loss	443	473	512
Total net periodic benefit cost	$535	$618	$505

Amounts recognized in the consolidated balance sheet were as follows (in thousands):

	December 31,
	2017	2016
Amounts recognized:
Funded status recognized in other non-current liabilities	$(4,389)	$(4,883)
Net actuarial loss recognized in accumulated other comprehensive loss	5,558	5,942
Net amount recognized in retained deficit	$1,169	$1,059

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 is $0.4 million. No amounts are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 related to prior service costs or net transition obligations.

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2017	2016	2015
Benefit obligation assumptions:
Discount rate	3.63%	4.15%	4.38%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	4.15%	4.38%	4.03%
Expected rate of return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

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

	December 31,
	2017	2016
Equity securities	58%	56%
Debt securities	42	44
Total	100%	100%

The fair values of the Company’s pension plan assets by asset category were as follows (in thousands):

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$6,597	$—	$6,597	$—
International equity securities	1,615	—	1,615	—
Fixed income securities	4,119	—	4,119	—
Other	1,917	—	1,917	—
Total	$14,248	$—	$14,248	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$5,705	$—	$5,705	$—
International equity securities	1,460	—	1,460	—
Fixed income securities	4,028	—	4,028	—
Other	1,702	—	1,702	—
Total	$12,895	$—	$12,895	$—

  Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan was $18.6 million and $17.8 million at December 31, 2017 and 2016, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2018	$988
2019	1,010
2020	1,012
2021	1,013
2022	1,038
2023 - 2027	5,517

For 2017 and 2016, the Company contributed $0.6 million and $0.3 million, respectively, to the Globalstar Plan. For 2018, the Company's expected contributions to the Globalstar Plan are $0.4 million.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.4 million, $0.3 million and $0.3 million for 2017, 2016, and 2015, respectively.

11. TAXES

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal tax	$—	$—	$—
State tax	25	18	34
Foreign tax	165	(6,561)	(211)
Total	190	(6,543)	(177)
Deferred:
Federal and state tax	—	—	—
Foreign tax provision (benefit)	—	—	1,569
Total	—	—	1,569
Income tax expense (benefit)	$190	$(6,543)	$1,392

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. income (loss)	$(60,964)	$(103,494)	$109,411
Foreign income (loss)	(27,920)	(35,695)	(35,697)
Total income (loss) before income taxes	$(88,884)	$(139,189)	$73,714

As of December 31, 2017, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $1.7 billion and $232.5 million, respectively. As of December 31, 2016, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $1.6 billion and $197.4 million, respectively. The net operating loss carryforwards expire from 2018 through 2037, with less than 1% expiring prior to 2026.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2017	2016
Federal and foreign net operating loss and credit carryforwards	$464,288	$712,799
Property and equipment and other long-term assets	(45,373)	(58,379)
Accruals and reserves	12,754	21,071
Deferred tax assets before valuation allowance	431,669	675,491
Valuation allowance	(431,669)	(675,491)
Net deferred income tax assets	$—	$—

The change in the valuation allowance during 2017 of $243.8 million was due to the Company providing valuation allowances against all of the tax benefit generated from its consolidated net losses. Due to the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% (see further discussion below) and a change in our calculation of the state income tax rate, the Company has remeasured all U.S. deferred tax assets resulting in a significant decrease in both the deferred tax asset balance and the associated valuation allowance. Additionally, the change in property and equipment and other long-term assets was driven primarily by depreciation due to the difference between tax and book depreciable lives.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Provision at U.S. statutory rate of 35%	$(31,118)	$(48,722)	$25,788
State income taxes, net of federal benefit	(1,804)	(6,193)	6,597
Change in valuation allowance (excluding impact of foreign exchange rates)	(245,304)	36,631	(39,686)
Effect of foreign income tax at various rates	3,739	4,844	4,739
Permanent differences	11,166	10,331	7,046
Change in unrecognized tax benefit	—	(6,313)	712
Net change in permanent items due to provision to tax return	(3,565)	3,222	(3,099)
Remeasurement of U.S. deferred tax assets (Federal and State)	266,864	—	—
Other (including amounts related to prior year tax matters)	212	(343)	(705)
Total	$190	$(6,543)	$1,392

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

 The Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of December 31, 2017 and 2016, the Company had recorded a tax liability of $1.4 million and $1.1 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners, which is included in Intangible and Other Assets in the accompanying balance sheets. In addition, an agreement was reached in November 2014 to settle other outstanding refinancing contingencies by utilization of the Brazilian tax amnesty program and the accumulated fiscal losses related to tax periods preceding the date of the agreement. While the Brazilian tax authorities have not given final confirmation of the settlement, the Company does not currently maintain a corresponding liability on its consolidated balance sheet as the Company believes additional liability is remote. The Company may be exposed to liabilities in the future if its subsidiary in Brazil, after making use of all available tax benefits and fiscal losses, incurs additional tax liabilities for which it may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2006 and subsequent years in most of the Company's international tax jurisdictions.

During 2016, as a result of the expiration of the statute of limitations associated with the tax position of a foreign subsidiary, the Company removed $4.1 million in unrecognized tax positions and $2.2 million in related interest and penalties from non-current liabilities on its consolidated balance sheet. This adjustment resulted in a corresponding tax benefit in the Company's consolidated statements of operations. The Company classified interest and penalties as a component of income tax expense pursuant to ASC Topic 740 Accounting for Uncertainty in Income Taxes. A rollforward of the Company's unrecognized tax benefits during 2016 is included below (in thousands). There are no unrecognized tax benefits as of December 31, 2017.

Gross unrecognized tax benefits at January 1, 2016	$3,830
Gross increase (decrease) based on tax positions related to current year	245
Gross increase (decrease) based on tax positions related to prior years	—
Lapse of applicable statute of limitations	(4,075)
Gross unrecognized tax benefits at December 31, 2016	$—

In October 2016, the U.S. Department of the Treasury released final and temporary regulations under Section 385 of the U.S. Internal Revenue Code. The final regulations strengthen the tax rules distinguishing between debt and equity specific to related party transactions. The Company has evaluated the impact of these regulations on its current accounting and tax policies and procedures, and has determined that they will not have a material impact on the consolidated financial statements.

On December 22, 2017, the United States (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act. The Tax Act included significant changes to existing tax law substantially effective January 1, 2018, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, changes to the NOL utilization regulations, repeal of alternative minimum tax, a one-time deemed repatriation tax on deferred foreign income (“Transition Tax”), implementation of a territorial tax system, implementation of anti-deferral and anti-base erosion provisions, and provisions to both accelerate and limit certain deductions. The Company has revalued its deferred tax assets and liabilities based on the new corporate tax rate. As the Company’s deferred tax assets have a full valuation allowance, the Company has not recorded any income statement impact as a result of the remeasurement of net deferred tax assets. Accordingly, the tax law changes did not have a material impact to the financial statements of the Company.

As of December 31, 2016, the Company had not provided U.S. income taxes and foreign withholding taxes on approximately $1.8 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the U.S. As required by the tax law changes, the Company performed an analysis of all foreign earnings and profits to determine whether the Company is subject to the Transition Tax. Based upon the analysis of all foreign subsidiary earnings, the Company is in a net earnings and profits deficit. Accordingly, the Company is not subject to the Transition Tax.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

Given the significant complexity of the Act, the Company continues to evaluate the impact of the Tax Act and monitor the anticipated additional implementation guidance from the Internal Revenue Service to determine any further implications that the Tax Act may have in future periods. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has evaluated the provisions within the Tax Act and has recognized provisional impacts related to the revaluation of its deferred tax assets, deferred tax liabilities and associated valuation allowance, and included the impact in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The Company expects to complete its analysis within the measurement period provided in SAB 118.

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

	Year Ended December 31,
	2017	2016	2015
Revenues:
Service:
United States	$68,556	$56,868	$50,832
Canada	18,296	16,038	14,553
Europe	8,183	6,955	5,738
Central and South America	2,959	2,659	2,407
Others	479	549	594
Total service revenue	98,473	83,069	74,124
Subscriber equipment:
United States	8,431	7,441	7,823
Canada	2,995	3,122	4,339
Europe	1,532	1,533	1,710
Central and South America	1,202	1,413	2,087
Others	27	283	407
Total subscriber equipment revenue	14,187	13,792	16,366
Total revenue	$112,660	$96,861	$90,490

	Year Ended December 31,
	2017	2016
Long-lived assets:
United States	$966,611	$1,035,331
Canada	773	670
Europe	433	408
Central and South America	3,051	3,084
Other	251	226
Total long-lived assets	$971,119	$1,039,719

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$(89,074)	$(132,646)	$72,322
Effect of dilutive securities:
2013 8.00% Notes	—	—	2,398
Loan Agreement with Thermo	—	—	8,903
Income (loss) to common stockholders plus assumed conversions	$(89,074)	$(132,646)	$83,623
Weighted average common shares outstanding:
Basic shares outstanding	1,166,581	1,064,443	1,020,149
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	—	—	8,559
2013 8.00% Notes	—	—	27,853
Loan Agreement with Thermo	—	—	136,710
Warrants and other	—	—	37,123
Diluted shares outstanding	1,166,581	1,064,443	1,230,394
Income (loss) per share:
Basic	$(0.08)	$(0.12)	$0.07
Diluted	$(0.08)	$(0.12)	$0.07

For the years ended December 31, 2017, and 2016, 176.5 million and 204.2 million shares of potential common stock, respectively, were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

14. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests. Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2017 and 2016, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 24.1 million and 26.6 million, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. These options have various vesting terms, but generally vest in equal installments over three or four years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.
The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The market price of common stock has been volatile at times in recent years. The Company makes judgmental adjustments to project volatility during the expected term of the options, considering, among other things, historical volatility of the share prices of its peer group and expectations with regard to business conditions that may impact stock price fluctuations or stability. The Company estimates the expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods. The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2%	1 - 2%	Less than 1 - 2%
Expected term of options (years)	5	5	6
Volatility	67%	65%	72%
Weighted average grant-date fair value per share	$0.85	$1.04	$1.43

The following table represents the Company’s stock option activity for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	8,722,605	$1.43
Granted	1,346,400	1.49
Exercised	(100,915)	0.70
Forfeited or expired	(577,592)	2.02
Outstanding at December 31, 2017	9,390,498	1.41

Exercisable at December 31, 2017	7,546,083	$1.37

The following table summarizes the aggregate intrinsic value of stock options exercised during the years indicated below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Intrinsic value of stock options exercised	$94	$199	$492

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Net cash proceeds during the year ended December 31, 2017 from the exercise of stock options were $0.1 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2017 was $2.7 million with a remaining contractual life of 5.5 years. The aggregate intrinsic value of all vested stock options at December 31, 2017 was $2.7 million with a remaining contractual life of 4.6 years.

The following table presents compensation expense related to stock options for the years indicated below (in millions):

	Year Ended December 31,
	2017	2016	2015
Total compensation expense	$1.2	$1.4	$1.2

As of December 31, 2017, unrecognized compensation expense related to nonvested stock options outstanding was approximately $1.3 million to be recognized over a weighted-average period of 2.7 years.

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

Restricted Stock

Shares of restricted stock generally vest one year from the grant date or in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. Compensation expense associated with restricted stock is measured based on the grant date fair value of the common stock and is recognized on a straight line basis over the vesting period. The table below summarizes the weighted average grant date fair value of restricted stock for the indicated periods:

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$1.37	$1.56	$1.84

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	2,528,832	$1.75
Granted	3,344,301	1.37
Vested	(2,140,294)	1.75
Forfeited	(102,022)	1.36
Nonvested at December 31, 2017	3,630,817	$1.41

The following table represents the compensation expense related to restricted stock for the years indicated below (in millions):

	Year Ended December 31,
	2017	2016	2015
Total compensation expense	$2.3	$2.2	$1.4

The total fair value of restricted stock awards vested during 2017, 2016 and 2015 was $3.4 million, $1.4 million, and $1.2 million, respectively. The increase in fair value from 2016 to 2017 was due to an increase in the average stock price during 2017, as well as incentive-based executive compensation resulting from obtaining terrestrial spectrum authorities. As of December 31, 2017, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $4.6 million to be recognized over a weighted-average period of 2.5 years.

Key Employee Bonus Plan

The Company has an annual bonus plan designed to reward designated key employees' efforts to exceed the Company's financial performance goals for the designated calendar year ("Plan Year"). The bonus pool available for distribution is determined based on the Company's adjusted EBITDA performance during the Plan Year. The bonus may be paid in cash or the Company's common stock, as determined by the Compensation Committee. For the 2017 Plan Year, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the bonus plan document. As of December 31, 2017, $1.1 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which will be made in the form of common stock.

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

For each of the years ended December 31, 2017 and 2016, the Company received $0.7 million related to shares issued under this plan. For 2017 and 2016, the Company recorded compensation expense of approximately $0.5 million and $0.4 million, respectively, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 4.5 million shares through December 31, 2017 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	1.00%	Less than 1.00%
Expected term (months)	6	6
Volatility	100%	108%
Weighted average grant-date fair value per share	$0.61	$0.61

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2017	2016
Accumulated minimum pension liability adjustment	$(5,558)	$(5,942)
Accumulated net foreign currency translation adjustment	(1,381)	564
Total accumulated other comprehensive loss	$(6,939)	$(5,378)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information (amounts in thousands, except per share data):

	Quarter Ended
2017	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$24,652	$28,123	$30,458	$29,427
Loss from operations	$(15,202)	$(12,510)	$(10,793)	$(30,281)
Net income (loss)	$(20,161)	$(98,734)	$52,406	$(22,585)
Basic income (loss) per common share	$(0.02)	$(0.09)	$0.04	$(0.02)
Diluted income (loss) per common share	$(0.02)	$(0.09)	$0.04	$(0.02)
Shares used in basic per share calculations	1,113,968	1,128,985	1,169,993	1,251,826
Shares used in diluted per share calculations	1,113,968	1,128,985	1,345,905	1,251,826

	Quarter Ended
2016	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$21,836	$25,086	$25,544	$24,395
Loss from operations	$(15,698)	$(16,411)	$(14,763)	$(16,804)
Net income (loss)	$(26,947)	$14,099	$(2,577)	$(117,221)
Basic income (loss) per common share	$(0.03)	$0.01	$0.00	$(0.11)
Diluted income (loss) per common share	$(0.03)	$0.01	$0.00	$(0.11)
Shares used in basic per share calculations	1,041,028	1,049,381	1,080,313	1,086,631
Shares used in diluted per share calculations	1,041,028	1,249,672	1,080,313	1,086,631

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
Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2017

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,864	$4,942	$3,838	$—	$41,644
Restricted cash	63,635	—	—	—	63,635
Accounts receivable, net of allowance	7,129	6,524	3,460	—	17,113
Intercompany receivables	979,942	755,847	64,477	(1,800,266)	—
Inventory	1,182	4,610	1,481	—	7,273
Prepaid expenses and other current assets	3,149	2,414	1,182	—	6,745
Total current assets	1,087,901	774,337	74,438	(1,800,266)	136,410
Property and equipment, net	962,756	3,855	4,503	5	971,119
Intercompany notes receivable	5,600	—	6,436	(12,036)	—
Investment in subsidiaries	(280,745)	84,244	38,637	157,864	—
Intangibles and other assets, net	18,353	47	3,348	(12)	21,736
Total assets	$1,793,865	$862,483	$127,362	$(1,654,445)	$1,129,265
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$79,215	$—	$—	$—	$79,215
Accounts payable	2,257	2,736	1,055	—	6,048
Accrued contract termination charge	21,002	—	—	—	21,002
Accrued expenses	7,627	6,331	6,796	—	20,754
Intercompany payables	711,159	799,565	289,503	(1,800,227)	—
Payables to affiliates	225	—	—	—	225
Derivative liabilities	1,326	—	—	—	1,326
Deferred revenue	1,164	23,282	7,301	—	31,747
Total current liabilities	823,975	831,914	304,655	(1,800,227)	160,317
Long-term debt, less current portion	434,651	—	—	—	434,651
Employee benefit obligations	4,389	—	—	—	4,389
Intercompany notes payable	6,436	—	5,600	(12,036)	—
Derivative liabilities	226,659	—	—	—	226,659
Deferred revenue	5,625	410	17	—	6,052
Other non-current liabilities	906	325	4,742	—	5,973
Total non-current liabilities	678,666	735	10,359	(12,036)	677,724
Stockholders' equity (deficit)	291,224	29,834	(187,652)	157,818	291,224
Total liabilities and shareholders' equity	$1,793,865	$862,483	$127,362	$(1,654,445)	$1,129,265

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,259	$1,327	$1,644	$—	$10,230
Accounts receivable, net of allowance	5,938	6,340	2,941	—	15,219
Intercompany receivables	897,691	678,707	32,040	(1,608,438)	—
Inventory	2,266	4,354	1,473	—	8,093
Prepaid expenses and other current assets	1,570	955	2,063	—	4,588
Total current assets	914,724	691,683	40,161	(1,608,438)	38,130
Property and equipment, net	1,031,623	3,708	4,384	4	1,039,719
Restricted cash	37,983	—	—	—	37,983
Intercompany notes receivable	8,901	—	6,436	(15,337)	—
Investment in subsidiaries	(280,557)	73,029	36,146	171,382	—
Intangible and other assets, net	15,259	128	1,407	(12)	16,782
Total assets	$1,727,933	$768,548	$88,534	$(1,452,401)	$1,132,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,755	$—	$—	$—	$75,755
Debt restructuring fees	20,795	—	—	—	20,795
Accounts payable	2,624	3,490	1,385	—	7,499
Accrued contract termination charge	18,451	—	—	—	18,451
Accrued expenses	10,573	5,884	6,705	—	23,162
Intercompany payables	636,336	750,084	221,980	(1,608,400)	—
Payables to affiliates	309	—	—	—	309
Deferred revenue	1,576	19,304	5,599	—	26,479
Total current liabilities	766,419	778,762	235,669	(1,608,400)	172,450
Long-term debt, less current portion	500,524	—	—	—	500,524
Employee benefit obligations	4,883	—	—	—	4,883
Intercompany notes payable	6,435	—	8,901	(15,336)	—
Derivative liabilities	281,171	—	—	—	281,171
Deferred revenue	5,567	299	11	—	5,877
Other non-current liabilities	1,115	325	4,450	—	5,890
Total non-current liabilities	799,695	624	13,362	(15,336)	798,345
Stockholders' equity (deficit)	161,819	(10,838)	(160,497)	171,335	161,819
Total liabilities and shareholders' equity (deficit)	$1,727,933	$768,548	$88,534	$(1,452,401)	$1,132,614

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$76,096	$39,347	$54,102	$(71,072)	$98,473
Subscriber equipment sales	264	11,459	6,141	(3,677)	14,187
Total revenue	76,360	50,806	60,243	(74,749)	112,660
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	25,664	5,981	10,740	(5,363)	37,022
Cost of subscriber equipment sales	97	9,211	4,311	(3,675)	9,944
Cost of subscriber equipment sales - reduction in the value of inventory	843	—	—	—	843
Marketing, general and administrative	22,928	4,792	77,099	(65,720)	39,099
Reduction in the value of long-lived assets	17,040	—	—	—	17,040
Depreciation, amortization and accretion	76,625	629	244	—	77,498
Total operating expenses	143,197	20,613	92,394	(74,758)	181,446
Income (loss) from operations	(66,837)	30,193	(32,151)	9	(68,786)
Other income (expense):
Loss on extinguishment of debt	(6,306)	—	—	—	(6,306)
Gain (loss) on equity issuance	2,706	—	(36)	—	2,670
Interest income and expense, net of amounts capitalized	(34,570)	(8)	(198)	5	(34,771)
Derivative gain	21,182	—	—	—	21,182
Equity in subsidiary earnings (loss)	(2,735)	(13,906)	—	16,641	—
Other	(2,514)	(700)	345	(4)	(2,873)
Total other income (expense)	(22,237)	(14,614)	111	16,642	(20,098)
Income (loss) before income taxes	(89,074)	15,579	(32,040)	16,651	(88,884)
Income tax expense	—	25	165	—	190
Net income (loss)	$(89,074)	$15,554	$(32,205)	$16,651	$(89,074)
Defined benefit pension plan liability adjustment	384	—	—	—	384
Net foreign currency translation adjustment	—	—	(1,944)	(1)	(1,945)
Total comprehensive income (loss)	$(88,690)	$15,554	$(34,149)	$16,650	$(90,635)

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$70,460	$34,428	$43,130	$(64,949)	$83,069
Subscriber equipment sales	584	9,380	6,545	(2,717)	13,792
Total revenue	71,044	43,808	49,675	(67,666)	96,861
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	20,569	5,929	10,976	(5,566)	31,908
Cost of subscriber equipment sales	207	7,481	4,931	(2,712)	9,907
Marketing, general and administrative	21,691	4,847	73,679	(59,235)	40,982
Reduction in the value of long-lived assets	350	—	—	—	350
Depreciation, amortization and accretion	75,896	802	1,054	(362)	77,390
Total operating expenses	118,713	19,059	90,640	(67,875)	160,537
Income (loss) from operations	(47,669)	24,749	(40,965)	209	(63,676)
Other income (expense):
Gain (loss) on equity issuance	2,789	—	(389)	—	2,400
Interest income and expense, net of amounts capitalized	(35,754)	(24)	(164)	(10)	(35,952)
Derivative loss	(41,531)	—	—	—	(41,531)
Equity in subsidiary earnings	(9,803)	(15,670)	—	25,473	—
Other	(678)	92	17	139	(430)
Total other income (expense)	(84,977)	(15,602)	(536)	25,602	(75,513)
Income (loss) before income taxes	(132,646)	9,147	(41,501)	25,811	(139,189)
Income tax expense (benefit)	—	18	(6,561)	—	(6,543)
Net income (loss)	$(132,646)	$9,129	$(34,940)	$25,811	$(132,646)
Defined benefit pension plan liability adjustment	221	—	—	—	221
Net foreign currency translation adjustment	—	—	(759)	(7)	(766)
Total comprehensive income (loss)	$(132,425)	$9,129	$(35,699)	$25,804	$(133,191)

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenues	$66,024	$30,803	$37,887	$(60,590)	$74,124
Subscriber equipment sales	808	12,093	8,444	(4,979)	16,366
Total revenue	66,832	42,896	46,331	(65,569)	90,490
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	18,775	6,474	12,348	(6,982)	30,615
Cost of subscriber equipment sales	64	10,580	6,147	(4,977)	11,814
Marketing, general and administrative	19,492	5,758	65,660	(53,492)	37,418
Depreciation, amortization and accretion	75,313	1,203	1,212	(481)	77,247
Total operating expenses	113,644	24,015	85,367	(65,932)	157,094
Income (loss) from operations	(46,812)	18,881	(39,036)	363	(66,604)
Other income (expense):
Loss on extinguishment of debt	(2,254)	—	—	—	(2,254)
Loss on equity issuance	(6,663)	—	—	—	(6,663)
Interest income and expense, net of amounts capitalized	(35,301)	(27)	(536)	10	(35,854)
Derivative gain	181,860	—	—	—	181,860
Equity in subsidiary earnings	(19,467)	(13,345)	—	32,812	—
Other	959	465	1,599	206	3,229
Total other income (expense)	119,134	(12,907)	1,063	33,028	140,318
Income (loss) before income taxes	72,322	5,974	(37,973)	33,391	73,714
Income tax expense	—	34	1,358	—	1,392
Net income (loss)	$72,322	$5,940	$(39,331)	$33,391	$72,322
Defined benefit pension plan liability adjustment	787	—	—	—	787
Net foreign currency translation adjustment	—	—	(2,742)	20	(2,722)
Total comprehensive income (loss)	$73,109	$5,940	$(42,073)	$33,411	$70,387

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities:	$6,010	$4,361	$3,486	$—	$13,857

Cash flows used in investing activities:
Second-generation network costs (including interest)	(11,856)	—	(54)	—	(11,910)
Property and equipment additions	(3,674)	(746)	(1,105)	—	(5,525)
Purchase of intangible assets	(3,468)	—	(328)	—	(3,796)
Investment in businesses	455	—	—	—	455
Net cash used in investing activities	(18,543)	(746)	(1,487)	—	(20,776)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(75,755)	—	—	—	(75,755)
Proceeds from common stock offering	114,993	—	—	—	114,993
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—	—	—	33,000
Payment of debt restructuring fee	(20,795)	—	—	—	(20,795)
Payments for debt and equity issuance costs	(654)	—	—	—	(654)
Proceeds from issuance of stock to Terrapin	12,000	—	—	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	1,001	—	—	—	1,001
Net cash provided by financing activities	63,790	—	—	—	63,790
Effect of exchange rate changes on cash	—	—	195	—	195
Net increase in cash, cash equivalents and restricted cash	51,257	3,615	2,194	—	57,066
Cash, cash equivalents and restricted cash, beginning of period	45,242	1,327	1,644	—	48,213
Cash, cash equivalents and restricted cash, end of period	$96,499	$4,942	$3,838	$—	$105,279

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities:	$8,642	$1,307	$(1,136)	$—	$8,813

Cash flows used in investing activities:
Second-generation network costs (including interest)	(12,901)	—	(269)	—	(13,170)
Property and equipment additions	(8,453)	(699)	(233)	—	(9,385)
Purchase of intangible assets	(1,996)	—	—	—	(1,996)
Net cash used in investing activities	(23,350)	(699)	(502)	—	(24,551)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(32,835)	—	—	—	(32,835)
Proceeds from issuance of stock to Terrapin	48,000	—	—	—	48,000
Proceeds from issuance of common stock and exercise of options and warrants	3,337			—	3,337
Net cash provided by financing activities	18,502	—	—	—	18,502
Effect of exchange rate changes on cash	—	—	55	—	55
Net increase (decrease) in cash, cash equivalents and restricted cash	3,794	608	(1,583)	—	2,819
Cash, cash equivalents and restricted cash, beginning of period	41,448	719	3,227	—	45,394
Cash, cash equivalents and restricted cash, end of period	$45,242	$1,327	$1,644	$—	$48,213

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(2,349)	$1,767	$2,744	$—	$2,162

Cash flows used in investing activities:
Second-generation network costs (including interest)	(25,195)	—	—	—	(25,195)
Property and equipment additions	(2,608)	(1,720)	(1,195)	—	(5,523)
Purchase of intangible assets	(2,520)	—	—	—	(2,520)
Investment in businesses	(240)	—	—	—	(240)
Net cash used in investing activities	(30,563)	(1,720)	(1,195)	—	(33,478)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(6,450)	—	—	—	(6,450)
Proceeds from issuance of stock to Terrapin	39,000	—	—	—	39,000
Proceeds from issuance of common stock and exercise of options and warrants	726	—	—	—	726
Net cash provided by financing activities	33,276	—	—	—	33,276
Effect of exchange rate changes on cash	—	—	(1,605)	—	(1,605)
Net increase (decrease) in cash, cash equivalents and restricted cash	364	47	(56)	—	355
Cash, cash equivalents and restricted cash, beginning of period	41,084	672	3,283	—	45,039
Cash, cash equivalents and restricted cash, end of period	$41,448	$719	$3,227	$—	$45,394

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2017, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2017.

(b)	Changes in internal control over financial reporting

As of December 31, 2017, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2017.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers", "Compensation of Directors" and "2017 Pay Ratio" which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2017 and 2016
Consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015
Consolidated statements of stockholders’ equity for the years ended December 31, 2017, 2016, and 2015
Consolidated statements of cash flows for the years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements

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

GLOBALSTAR, INC.

		By:	/s/ James Monroe III
Date:	February 22, 2018		James Monroe III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2018.

Signature	Title

/s/ James Monroe III	Chief Executive Officer and Chairman of the Board
James Monroe III	(Principal Executive Officer)

/s/ Rebecca S. Clary	Chief Financial Officer (Principal Financial and Accounting Officer)
Rebecca S. Clary

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ John Kneuer
John Kneuer	Director

/s/ J. Patrick McIntyre
J. Patrick McIntyre	Director

/s/ Kenneth M. Young
Kenneth M. Young	Director

/s/ Richard S. Roberts
Richard S. Roberts	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amendment #2 to the Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Appendix A to Definitive Information Statement filed June 14, 2013)

3.3*	Amendment #3 to the Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 10-Q filed August 3, 2017)

3.4*	Second Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 10-Q filed August 4, 2016)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*
Fourth Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of May 20, 2013, including Form of Global 8% Convertible Senior Note due 2028 (Exhibit 4.1 to Form 8-K filed May 20, 2013)

10.1*†	Contract between Globalstar, Inc. and Hughes Network Systems LLC dated May 1, 2008 (Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.2*	Amendment No.2 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of August 28, 2009 (Amendment No. 1 Superseded.) (Exhibit 10.2 to Form 10-Q filed November 6, 2009)

10.3*	Amendment No.3 to Contract between Globalstar, Inc. and Hughes Network Systems LLC effective as of September 21, 2009 (Exhibit 10.3 to Form 10-Q filed November 6, 2009)

10.4*†	Amendment No.4 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of March 24, 2010 (Exhibit 10.2 to Form 10-Q filed May 7, 2010)

10.5* †	Amendment No.5 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of April 5, 2011 (Exhibit 10.24 to Form 10-K filed March 13, 2012)

10.6* †	Amendment No.6 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of November 4, 2011 (Exhibit 10.25 to Form 10-K/A filed June 25, 2012)

10.7 *†	Amendment No. 7 to Contract between Globalstar and Hughes Network Systems LLC dated as of February 1, 2012 (Exhibit 10.1 to Form 10-Q filed May 10, 2012)

10.8*†	Letter Agreement dated March 30, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.2 to Form 10-Q filed May 10, 2012)

10.9*†	Letter Agreement dated June 26, 2012 between Globalstar, Inc. and Hughes Network Systems, LLC (Exhibit 10.1 to Form 10-Q filed August 9, 2012)

10.10*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated September 27, 2012 (Exhibit 10.2 to Form 10-Q filed November 14, 2012)

10.11*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated December 20, 2012 (Exhibit 10.30 to Form 10-K filed March 15, 2013)

10.12*†	Amendment No. 9 to Contract between Globalstar and Hughes Network Systems LLC dated as of January 13, 2013 (Exhibit 10.1 to Form 10-Q filed May 10, 2013)

10.13*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated March 26, 2013 (Exhibit 10.4 to Form 10-Q filed May 10, 2013)

10.14*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated June 28, 2013 (Exhibit 10.2 to Form 10-Q filed August 14, 2013)

10.15*	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated August 7, 2013 (Exhibit 10.8 to Form 10-Q filed November 14, 2013)

10.16*†	Amendment No. 10 to Contract between Globalstar and Hughes Network Systems LLC dated as of August 7, 2013 (Exhibit 10.9 to Form 10-Q filed November 14, 2013)

10.17*	Amendment No. 11 to Contract between Globalstar and Hughes Network Systems LLC dated as of December 17, 2013 (Exhibit 10.37 to Form 10-K filed March 11, 2014)

10.18*†	Letter Agreement by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014 (Exhibit 10.1 to Form 10-Q filed August 11, 2014)

10.19*	Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of May 30, 2014 (Exhibit 10.2 to Form 10-Q filed August 11, 2014)

10.20*†	Amendment No.12 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of October 16, 2014 (Exhibit 10.2 to Form 10-Q filed November 6, 2014)

10.21*†	Amendment No.13 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of July 16, 2015 (Exhibit 10.1 to Form 10-Q filed August 10, 2015)

10.22†	Amendment No.14 to Contract between Globalstar, Inc. and Hughes Network Systems LLC dated as of December 16, 2016 (Exhibit 10.22 to Form 10-K filed February 23, 2017)

10.23*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of December 3, 2015 (Exhibit 10.22 to Form 10-K filed February 26, 2016)

10.24*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of March 7, 2016 (Exhibit 10.1 to Form 10-Q filed May 5, 2016)

10.25*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of June14, 2016 (Exhibit 10.1 to Form 10-Q filed August 4, 2016)

10.26*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of September 21, 2016 (Exhibit 10.1 to Form 10-Q filed November 3, 2016)

10.27*	Amendment to Letter Agreement regarding equity payment by and between Globalstar, Inc. and Hughes Network Systems, LLC dated as of December 6, 2016 (Exhibit 10.27 to Form 10-K filed February 23, 2017)

10.28*†	Amendment #15 to Contract between Globalstar, Inc. and Hughes Network Systems, LLC dated as of June 1, 2017 (Exhibit 10.1 to Form 10-Q filed August 3, 2017)

10.28*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated October 1, 2008 (Exhibit 10.1 to Form 10-Q filed November 10, 2008)

10.29*†	Amendment No. 1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated April 2, 2015 (Exhibit 10.1 to Form 10-Q filed May 8, 2015)

10.30*†	Amendment No.1 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 1, 2008 (Exhibit 10.28 to Form 10-K filed March 12, 2010)

10.31* †	Amendment No.2 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of March 30, 2010 (Exhibit 10.3 to Form 10-Q filed May 7, 2010)

10.32* †	Amendment No.3 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 10, 2010 (Exhibit 10.30 to Form 10-K filed March 31, 2011)

10.33*†	Amendment No.4 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of October 31, 2011 (Exhibit 10.30 to Form 10-K filed March 13, 2012)

10.34*†	Amendment No.5 to Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. dated as of December 20, 2011 (Exhibit 10.31 to Form 10-K filed March 13, 2012)

10.35*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of March 8, 2012 (Exhibit 10.3 to Form 10-Q filed May 10, 2012)

10.36*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of July 23, 2012 (Exhibit 10.2 to Form 10-Q filed August 9, 2012)

10.37*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of January 30, 2013 (Exhibit 10.3 to Form 10-Q filed May 10, 2013)

10.38*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of June 20, 2013 (Exhibit 10.1 to Form 10-Q filed August 14, 2013)

10.39*†	Letter Agreement by and between Globalstar, Inc. and Ericsson, Inc. dated as of September 1, 2013 (Exhibit 10.7 to Form 10-Q filed November 14, 2013)

10.40*†	Purchase Agreement by and between Globalstar, Inc. and Ericsson Inc. effective as of July 22, 2014 (Exhibit 10.1 to Form 10-Q filed November 6, 2014)

10.41*†	Amendment No.1 to Contract between Globalstar, Inc. and Ericsson Inc. effective as of April 2, 2015 (Exhibit 10.1 to Form 10-Q filed May 8, 2015)

10.42*†	Amendment No. 2 to Contract between Globalstar, Inc. and Ericsson Inc. effective as of August 11, 2015 (Exhibit 10.1 to Form 10-Q filed November 5, 2015)

10.43*	Amended and Restated Loan Agreement between Globalstar, Inc., and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Form 8-K filed August 22, 2013)

10.44*
Third Global Amendment and Restatement Agreement dated as of June 30, 2017 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto (Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2017)

10.45*
Third Amended and Restated Facility Agreement dated as of June 30, 2017 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders party thereto (Exhibit 10.2 to Current Report on Form 8-K filed July 7,2017)

10.46*	Common Stock Purchase Agreement dated as of June 30, 2017 between Globalstar, Inc. and Thermo Funding II LLC (Exhibit 10.3 to Current Report on Form 8-K filed July 7, 2017)

Executive Compensation Plans and Agreements
10.47*	Second Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 29, 2016)

10.48*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.49*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.50*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.51*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.52*†	2016 Key Employee Cash Bonus Plan (Exhibit 10.53 to Form 10-K filed February 26, 2016)

10.53*†	2017 Key Employee Cash Bonus Plan (Exhibit 10.59 to Form 10-K filed February 23, 2017)

10.54†	2018 Key Employee Cash Bonus Plan

10.55	Letter Agreement with David Kagan dated November 27, 2017

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe Horwath LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.