Form 10-Q
period 2018-03-31
Globalstar, Inc.
filed 2018-05-10
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of May 3, 2018, 1,263 million shares of voting common stock and no shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Service revenue	$26,010	$21,481
Subscriber equipment sales	2,739	3,171
Total revenue	28,749	24,652
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,029	8,974
Cost of subscriber equipment sales	2,172	2,096
Marketing, general and administrative	11,275	9,419
Depreciation, amortization and accretion	19,231	19,294
Total operating expenses	41,707	39,783
Loss from operations	(12,958)	(15,131)
Other income (expense):
Gain on equity issuance	—	706
Interest income and expense, net of amounts capitalized	(7,353)	(8,828)
Derivative gain	108,944	3,223
Other	(662)	(95)
Total other income (expense)	100,929	(4,994)
Income (loss) before income taxes	87,971	(20,125)
Income tax expense	41	36
Net income (loss)	$87,930	$(20,161)

Other comprehensive income (loss):
Foreign currency translation adjustments	(330)	(821)
Total comprehensive income (loss)	$87,600	$(20,982)

Net income (loss) per common share:
Basic	$0.07	$(0.02)
Diluted	0.06	(0.02)
Weighted-average shares outstanding:
Basic	1,262,336	1,113,968
Diluted	1,437,328	1,113,968

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$48,810	$41,644
Restricted cash	63,893	63,635
Accounts receivable, net of allowance of $3,678 and $3,610, respectively	17,161	17,113
Inventory	7,671	7,273
Prepaid expenses and other current assets	6,526	6,745
Total current assets	144,061	136,410
Property and equipment, net	958,072	971,119
Intangible and other assets, net of accumulated amortization of $7,395 and $7,314, respectively	24,616	21,736
Total assets	$1,126,749	$1,129,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$79,215	$79,215
Accounts payable	5,625	6,048
Accrued contract termination charge	21,609	21,002
Accrued expenses	27,891	20,754
Derivative liabilities	5	1,326
Payables to affiliates	296	225
Deferred revenue	31,813	31,747
Total current liabilities	166,454	160,317
Long-term debt, less current portion	441,309	434,651
Employee benefit obligations	4,452	4,389
Derivative liabilities	119,036	226,659
Deferred revenue	5,921	6,052
Other non-current liabilities	5,586	5,973
Total non-current liabilities	576,304	677,724

Contingencies (Note 7)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,500,000,000 shares authorized; 1,263,114,334 and 1,261,949,123 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	126	126
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized and none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,871,413	1,869,339
Accumulated other comprehensive loss	(7,269)	(6,939)
Retained deficit	(1,480,279)	(1,571,302)
Total stockholders’ equity	383,991	291,224
Total liabilities and stockholders’ equity	$1,126,749	$1,129,265
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$87,930	$(20,161)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	19,231	19,294
Change in fair value of derivative assets and liabilities	(108,944)	(3,223)
Stock-based compensation expense	1,150	1,190
Amortization of deferred financing costs	1,658	2,076
Provision for bad debts	361	418
Noncash interest and accretion expense	2,400	2,801
Change in fair value related to equity issuance	—	(706)
Unrealized foreign currency gain (loss)	590	(225)
Other, net	(40)	754
Changes in operating assets and liabilities:
Accounts receivable	(269)	1,957
Inventory	(403)	(320)
Prepaid expenses and other current assets	13	(829)
Other assets	172	(214)
Accounts payable and accrued expenses	5,365	2,140
Payables to affiliates	71	(73)
Other non-current liabilities	(104)	124
Deferred revenue	651	307
Net cash provided by operating activities	9,832	5,310
Cash flows provided by (used in) investing activities:
Second-generation network costs (including interest)	(341)	(2,300)
Property and equipment additions	(1,397)	(1,004)
Purchase of intangible assets	(648)	(784)
Net cash used in investing activities	(2,386)	(4,088)
Cash flows provided by financing activities:
Proceeds from issuance of stock to Terrapin	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	—	18
Cash flows provided by financing activities	—	12,018
Effect of exchange rate changes on cash	(22)	(3)
Net increase in cash, cash equivalents and restricted cash	7,424	13,237
Cash, cash equivalents and restricted cash, beginning of period	105,279	48,213
Cash, cash equivalents and restricted cash, end of period	$112,703	$61,450

	As of:
	March 31, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$48,810	$41,644
Restricted cash (See Note 4 for further discussion on restrictions)	63,893	63,635
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$112,703	$105,279

	Three Months Ended
	March 31, 2018	March 31, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$492

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$1,330	$971
Capitalized accretion of debt discount and amortization of prepaid financing costs	1,277	1,229
Issuance of common stock for legal settlement	—	453
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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018 (the "2017 Annual Report"), and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

In March 2017, the FASB issued ASU No. 2017-08: Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This standard will replace today's yield-to-maturity approach, which generally requires amortization of premium over the life of the instrument. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). This ASU is effective for all entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Companies may apply the guidance in the period of adoption or retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income are recognized. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. See Note 2: Revenue for further discussion, including the impact on the Company's condensed consolidated financial statements and required disclosures.

In February 2017, the FASB issued No. ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 was issued to provide clarity on the scope and application for recognizing gains and losses from the sale or transfer of nonfinancial assets, and should be adopted concurrently with ASU 2014-09, Revenue from Contracts with Customers. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 is intended to reduce diversity and clarify the classification of how certain cash receipts and cash payments are presented in the statement of cash flows. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of an asset until the asset has been sold to an outside party or otherwise recognized. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU No. 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this standard effective with reporting periods beginning on January 1, 2017 and added required disclosures pursuant to ASC No. 2016-18 to its condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU No. 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU No. 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In February 2017, the FASB issued ASU No. 2017-07: Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result of the retrospective adoption of this standard, for the three months ended March 31, 2017, the Company reclassified approximately $0.1 million from management, general and administrative expense to other income (expense). The service cost component of periodic benefit cost is the only cost that remains in income from operations; all other periodic benefit costs, including interest cost, expected return on plan assets and amortization of amounts deferred from previous periods are now reflected outside of income from operations and reflected in the other income (expense) line item on the Company's condensed consolidated statements of operations. There were no other changes to the Company's condensed consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09: Compensation—Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In July 2017, the FASB issued ASU No. 2017-11: I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. Part I of this ASU reduces the complexity associated with accounting for certain financial instruments with down round features. Part II of this ASU recharacterizes the indefinite deferral provisions described in Topic 480: Distinguishing Liabilities from Equity. It does not have an accounting effect. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this ASU on October 1, 2017. The Company evaluated its debt and related derivative instruments and determined that this standard did not have an impact on the Company's condensed consolidated financial statements or related disclosures.

2. REVENUE

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which amended the FASB Accounting Standards Codification (“ASC”) and created a new ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained deficit. The Company applied the new revenue standard to new and existing contracts that were not complete as of the date of initial application. The Company has applied the transitional practical expedient related to contract modifications and it has not retrospectively restated contracts that were modified prior to January 1, 2018.

As a result of applying this standard using the modified retrospective method, the Company has presented financial results and applied its accounting policies for the period beginning January 1, 2018 under ASC 606, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 605.

As a result of adopting ASC 606, the Company recorded a net increase of $3.1 million to opening retained deficit as of January 1, 2018 as a cumulative catch-up adjustment for all open contracts as of the date of adoption. The most significant drivers of this adjustment included the Company’s change in accounting policy related to the deferral of costs to obtain a contract and the accrual of contract breakage to revenue based on historical usage patterns of existing contracts (see further discussion below).

Nature of Products and Services

Revenue consists primarily of satellite voice and data service revenue and revenue generated from the sale of fixed and mobile devices as well as other products and accessories. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Each type of revenue is a separate performance obligation with distinct deliverables and is therefore accounted for discretely. Revenue is measured based on the consideration specified in a contract with a customer, adjusted for credits and discounts, as applicable, and is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer.

Unless otherwise disclosed, service revenue is recognized over a period of time and revenue from the sale of subscriber equipment is recognized at a point in time. The recognition of revenue for service is over time as the customer simultaneously receives and consumes the benefits of the Company’s performance over the contract term. The recognition of revenue for subscriber equipment is at a point in time as the risks and rewards of ownership of the hardware transfer to the customer generally upon shipment, which is when legal title of the product transfers to the customer, among other things (as discussed further below).

The Company does not record sales taxes, telecommunication taxes or other governmental fees collected from customers in revenue. The Company excludes these taxes from the measurement of contract transaction prices.

The Company receives payment from customers in accordance with billing statements or invoices for customer contracts; these payments may be in advance or arrears of services provided to the customer by the Company. Customer payments received in advance of the corresponding service period are recorded as deferred revenue.

Upon activation of a Globalstar device, certain customers are charged an activation fee, which is recognized over the term of the expected customer life. Credits granted to customers are expensed or charged against revenue or accounts receivable over the remaining term of the contract. Estimates related to earned but unbilled service revenue are calculated using current subscriber data, including plan subscriptions and usage between the end of the billing cycle and the end of the period. The recognition of revenue related to amounts allocated to performance obligations that were satisfied (or partially satisfied) in a previous period is not routine or material to the Company’s financial statements.

Provisions for estimated future warranty costs, returns and rebates are recorded as a cost of sale, or a reduction to revenue, as applicable. These costs are based on historical trends and the provision is reviewed regularly and periodically adjusted to reflect changes in estimates.

Certain contracts with customers may contain a financing component. Under ASC 606, an entity should adjust the promised amount of the consideration for the effects of time value of money if the timing of the payments agreed upon by the parties to the contract provides the customer or the entity with a significant benefit of financing for the transfer of goods or services to the customer. This type of transaction is infrequent and not considered significant to the Company. Additionally, the Company has applied the practical expedient related to the existence of a significant financing component as it expects at contract inception that the period between payment by the customer and transfer of the promised goods or services will be one year or less.

The following describes the principal activities from which the Company generates its revenue. The Company’s only reportable segment is its MSS business.

Duplex Service Revenue. The Company recognizes revenue for monthly access fees in the period services are rendered. Access fees represent the minimum monthly charge for each line of service based on its associated rate plan. The Company also recognizes revenue for airtime minutes in excess of the monthly access fees in the period such minutes are used. The Company offers certain annual plans whereby a customer prepays for a predetermined amount of minutes. In these cases, revenue is recognized consistent with a customer’s expected pattern of usage based on historical experience because the Company believes that this method most accurately depicts the satisfaction of the Company’s obligation to the customer. This usage pattern is typically seasonal and highest in the second and third calendar quarters of the year. The Company offers other annual plans whereby the customer is charged an annual fee to access the Company’s system with an unlimited amount of usage. These fees are recognized on a straight-line basis over the term of the plan.

SPOT Service Revenue. The Company sells SPOT services as monthly, annual or multi-year plans and recognizes revenue on a straight-line basis over the service term, beginning when the service is activated by the customer.

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

Equipment Revenue. Subscriber equipment revenue represents the sale of fixed and mobile user terminals, SPOT and Simplex products, and accessories. The Company recognizes revenue upon shipment provided control has transferred to the customer. Indicators of transfer of control include, but are not limited to; 1) the Company’s right to payment, 2) the customer has legal title of the equipment, 3) the Company has transferred physical possession of the equipment to the customer or carrier, and 4) the customer has significant risks and rewards of ownership of the equipment. The Company sells equipment designed to work on its network through various channels, including through dealers, retailers and resellers (including IGOs) as well as direct to consumers or other businesses by its global sales team and through its e-commerce website. The sales channel depends primarily on the type of equipment and geographic region. Promotional rebates are offered from time to time. A reduction to revenue is recorded to reflect the lower transaction price based on an estimate of the customer take rate at the time of the sale using primarily historical data. This estimate is adjusted periodically to reflect actual rebates given to the Company’s customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

Other Service Revenue. Other service revenue includes primarily revenue associated with engineering services provided to governmental customers. The Company provides certain engineering services to assist customers in developing new applications related to its system. The revenue associated with these services is generally recorded over time as the services are rendered and the Company’s obligation to the customer is satisfied.

Multiple-Element Arrangement Contracts. At times, the Company will sell subscriber equipment through multiple-element arrangement contracts with services. When the Company sells subscriber equipment and services in bundled arrangements and determines that it has separate performance obligations, the Company allocates the bundled contract price among the various performance obligations based on relative stand-alone selling prices at contract inception of the distinct goods or services underlying each performance obligation and recognizes revenue when, or as, each performance obligation is satisfied.

Impact on Financial Statements

The following tables summarize the impact of the adoption of ASC 606 on the Company’s condensed consolidated financial statements. As noted above, the change in accounting policy related to the deferral of costs to obtain a contract and the accrual of contract breakage to revenue based on historical usage patterns of existing contracts resulted in the most significant change to the Company’s condensed consolidated financial statements.

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2018

	Impact on change in accounting policy
	As reported March 31, 2018	Impact of ASC 606	Legacy GAAP March 31, 2018
Service revenue	$26,010	$812	$26,822
Subscriber equipment sales	2,739	36	2,775
Cost of subscriber equipment sales	2,172	19	2,191
Marketing, general and administrative	11,275	(144)	11,131
Other	(662)	(49)	(711)
Net income	87,930	1,022	88,952
Total comprehensive income	87,600	1,022	88,622

Net income per common share:
Basic	$0.07	$—	$0.07
Diluted	0.06	—	0.06

Condensed Consolidated Balance Sheet
As of March 31, 2018

	Impact on change in accounting policy
	As reported March 31, 2018	Impact of ASC 606	Legacy GAAP March 31, 2018
Accounts receivable, net	$17,161	$(102)	$17,059
Prepaid expenses and other current assets	6,526	36	6,562
Intangible and other assets, net	24,616	(2,066)	22,550
Deferred revenue, current and long-term	37,734	(141)	37,593
Retained earnings (deficit)	$(1,480,279)	$2,071	$(1,478,208)

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	March 31, 2018	March 31, 2017 (1)
Service revenue:
Duplex	$8,783	$7,598
SPOT	12,962	10,397
Simplex	3,089	2,416
IGO	209	211
Other	967	859
Total service revenue	26,010	21,481

Subscriber equipment sales:
Duplex	$431	$899
SPOT	1,433	1,236
Simplex	804	907
IGO	70	139
Other	1	(10)
Total subscriber equipment sales	2,739	3,171

Total revenue	$28,749	$24,652

(1) As noted above, prior periods have not been adjusted under the modified retrospective method of adoption.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	March 31, 2018	March 31, 2017 (1)
Service revenue:
United States	$18,380	$15,277
Canada	4,486	3,701
Europe	2,246	1,731
Central and South America	569	650
Others	329	122
Total service revenue	26,010	21,481

Subscriber equipment sales:
United States	$1,595	$1,781
Canada	350	715
Europe	389	416
Central and South America	388	259
Others	17	—
Total subscriber equipment sales	2,739	3,171

Total revenue	$28,749	$24,652

(1) As noted above, prior periods have not been adjusted under the modified retrospective method of adoption.

Contract Balances

The following table discloses information about accounts receivable, costs to obtain a contract, and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2018	January 1, 2018
Accounts receivable	$17,161	$17,113
Capitalized costs to obtain a contract	2,089	2,265
Contract liabilities	37,734	37,799

Accounts Receivable

Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. Receivables are uncollateralized, without interest, and consist primarily of receivables from the sale of Globalstar services and equipment. For service customers, payment is generally due within thirty days of the invoice date and for equipment customers, payment is generally due within thirty to sixty days of the invoice date, or, for some customers, may be made in advance of shipment. Included in the accounts receivable balance in the table above are contract assets, which represent primarily unbilled amounts related to performance obligations satisfied by the Company, of $0.2 million and $0.1 million as of March 31, 2018 and January 1, 2018, respectively.

The Company has agreements with certain of its IGOs whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of March 31, 2018, $8.1 million related to these agreements were included in accounts receivable on the Company’s condensed consolidated balance sheet.

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for bad debts based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Accounts receivable are considered past due in accordance with the contractual terms of the arrangements. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After attempts to collect a receivable have failed, the receivable is written off against the allowance. During the three months ended March 31, 2018, impairment losses on receivables from contracts with customers were $0.9 million, including both provisions for bad debt and the reversal of revenue for accounts where collectability is not reasonably assured.

Costs to Obtain a Contract

Capitalized costs to obtain a contract include certain deferred subscriber acquisition costs which are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. The Company’s subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. The Company capitalizes incremental costs to obtain a contract to the extent it expects to recover them. These capitalized contract costs include only internal and external initial activation commissions because these costs are considered incremental and would not have been incurred if the contract had not been obtained. These capitalized costs are included in other assets on the Company’s condensed consolidated balance sheet and are amortized to management, general and administrative expenses on the Company’s condensed consolidated statement of operations on a straight-line basis over the estimated contract term of three years. For the three months ended March 31, 2018, the amount of amortization related to previously capitalized costs to obtain a contract was $0.4 million.

The Company applies the practicable expedient pursuant to the guidance in ASC 606 and recognizes the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in management, general and administrative expenses in the period in which the cost is incurred.

When a contract terminates prior to the end of its expected life, the remaining deferred costs asset associated with it becomes impaired. An immediate recognition of expense for individual remaining costs to obtain a contract following deactivation is not practicable. Because early terminations are factored into the determination of the expected customer life and therefore affect the amortization period, the Company does not recognize early termination expense on individual assets because the incremental effect would be immaterial and doing do would be impractical.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer for which it has previously received consideration from a customer. As of March 31, 2018, the total transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was $37.7 million. As discussed above, revenue is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized during the three months ended March 31, 2018 from performance obligations included in the contract liability balance at the beginning of the period was $13.3 million.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of March 31, 2018, the Company expects to recognize $31.8 million, or approximately 84%, of its remaining performance obligations during the next twelve months and $3.0 million, or approximately 8%, between two to seven years from the balance sheet date. The remaining $2.9 million, or approximately 8%, is related to a single contract and will be recognized beyond the next twelve months as work is performed by the Company, the timing of which is currently unknown. The Company has applied the practical expedient pursuant to ASC 606 allowing for limited disclosure of contract liabilities with a remaining duration of one year or less.

3. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,291	$1,195,426
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	48,792	48,710
Construction in progress:
Ground component	231,868	227,167
Next-generation software upgrades	13,391	12,414
Other	1,671	2,575
Total Globalstar System	1,523,494	1,518,773
Internally developed and purchased software	16,983	16,132
Equipment	10,156	9,966
Land and buildings	3,320	3,322
Leasehold improvements	1,969	1,969
Total property and equipment	1,555,922	1,550,162
Accumulated depreciation	(597,850)	(579,043)
Total property and equipment, net	$958,072	$971,119

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The ground component of construction in progress represents costs (including capitalized interest) associated primarily with the Company's contracts with Hughes Network Systems, LLC ("Hughes") and Ericsson Inc. (“Ericsson”) to complete second-generation equipment upgrades to the Company's ground infrastructure. The Company has placed the next-generation ground component and software upgrades into service and began depreciating these assets during the second quarter of 2018 consistent with the launch of Sat-Fi2TM, the first device to operate on the Company's upgraded ground network.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of March 31, 2018 and December 31, 2017, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of March 31, 2018, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	March 31, 2018			December 31, 2017
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$467,256	$31,881	$435,375	$467,256	$34,459	$432,797
Loan Agreement with Thermo	109,268	25,467	83,801	106,054	26,333	79,721
8.00% Convertible Senior Notes Issued in 2013	1,348	—	1,348	1,348	—	1,348
Total Debt	577,872	57,348	520,524	574,658	60,792	513,866
Less: Current Portion	79,215	—	79,215	79,215	—	79,215
Long-Term Debt	$498,657	$57,348	$441,309	$495,443	$60,792	$434,651

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date and the total outstanding balance of the Company's 2013 8.00% Notes (as defined below) as the first put date of the notes is April 1, 2018. The Company believes that the principal payment due in December 2018 under the Facility Agreement will be in excess of its available sources of cash in order to also maintain compliance with the required balance in the debt service reserve account. The Company intends to raise funds in sufficient amounts to meet its obligations; however, the source of funds has not yet been fully arranged.

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

The Facility Agreement is scheduled to mature in December 2022. As of March 31, 2018, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 3.25% through June 2018, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

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

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-

acceleration provisions. The Company anticipates that it will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended December 31, 2018. The source of funds for these Equity Cure Contributions has not yet been fully arranged. As of March 31, 2018, the Company was in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of these funds is restricted to making principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable by the Company on the next payment date. As of March 31, 2018, the balance in the debt service reserve account was $51.1 million, which is classified as restricted cash on the Company's condensed consolidated balance sheet. The remaining amount included in restricted cash as of March 31, 2018 represents a portion of the proceeds from the Company's public offering of common stock in October 2017.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2018, $65.8 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

The Company evaluated the various embedded derivatives within the Loan Agreement (See Note 6: Fair Value Measurements for additional information about the embedded derivative in the Loan Agreement). The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the face value of the Loan Agreement.

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

All of the transactions between the Company and Thermo and its affiliates were reviewed and approved on the Company's behalf by a Special Committee of its disinterested independent directors, who were represented by independent counsel.

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

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of March 31, 2018, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

Subject to certain conditions set forth in the Indenture, the Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon.

A holder of the 2013 8.00% Notes has the right, at the holder’s option, to require the Company to purchase some or all of the 2013 8.00% Notes held by it on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. The holders did not exercise this option on April 1, 2018.

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

As of March 31, 2018, holders had converted a total of $55.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 98.5 million shares of voting common stock. There were no conversions during the three-month period ending March 31, 2018.

Holders who convert 2013 8.00% Notes may receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of March 31, 2018, no conversions had been initiated but not yet fully settled.

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

The Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 2013 8.00% Notes (April 1, 2018) using an effective interest rate method. Due to significant conversions since issuance, the entire debt discount has been recorded to interest expense resulting in no balance as of March 31, 2018. The Company is marking to market the fair value of the compound embedded derivative liability at the end of each reporting period, or more frequently as deemed necessary, and as of the date of a significant conversion, with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a blend of a Monte Carlo simulation model and market prices.

5. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(5)	$(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	(119,036)	(226,659)
Total derivative liabilities	$(119,041)	$(227,985)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest rate cap	$—	$(2)
Compound embedded derivative with the 2013 8.00% Notes	1,321	1,159
Compound embedded derivative with the Loan Agreement with Thermo	107,623	2,066
Total derivative gain	$108,944	$3,223

Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations. The value of the interest rate cap was approximately zero as of March 31, 2018 and December 31, 2017, respectively.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo. These embedded derivatives required bifurcation from the debt host agreement and are recorded as a derivative liability on the Company’s condensed consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of its compound embedded derivative liabilities using a Monte Carlo simulation model. See Note 6: Fair Value Measurements for further discussion. As the first put date for the 2013 8.00% Notes is on April 1, 2018, the Company has classified this derivative liability as current on its condensed consolidated balance sheet at March 31, 2018.

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

Recurring Fair Value Measurements

The following tables provide a summary of the financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	—	—	(5)	(5)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(119,036)	(119,036)
Total liabilities measured at fair value	$—	$—	$(119,041)	$(119,041)

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	—	—	(1,326)	(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(226,659)	(226,659)
Total liabilities measured at fair value	$—	$—	$(227,985)	$(227,985)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. The value of the interest rate cap was approximately zero as of March 31, 2018 and December 31, 2017, respectively, and is not reflected in the table above. See Note 5: Derivatives for further discussion.

Liabilities

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 5: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	March 31, 2018
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	95%	1.6%	$0.73	27%	$0.69
Compound embedded derivative with the Loan Agreement with Thermo	40% - 95%	2.6%	$0.73	27%	$0.69

	December 31, 2017
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	78%	1.4%	$0.73	27%	$1.31
Compound embedded derivative with the Loan Agreement with Thermo	40% - 77%	2.2%	$0.73	27%	$1.31

Fluctuation in the Company’s stock price is the primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased 47% from December 31, 2017 to March 31, 2018. As the stock price decreases approaching the current conversion price for each of the related derivative instruments, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s condensed consolidated balance sheets. These valuations are sensitive to the weighting applied to each of the simulated values. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Increases in expected volatility would generally result in a higher fair value measurement.

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

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivatives within the Company’s 2013 8.00% Notes and Loan Agreement with Thermo included the following inputs and features: payment in kind interest payments, make whole premiums, a 40-day stock issuance settlement period upon conversion, estimated maturity date, and the principal balance of each loan at the balance sheet date. There are also certain put and call features within the 2013 8.00% Notes that impact the valuation model.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$(227,985)	$(281,171)
Unrealized gain, included in derivative gain	108,944	3,225
Balance at end of period	$(119,041)	$(277,946)

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

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$83,801	$58,316	$79,721	$54,936
2013 8.00% Notes	1,348	1,347	1,348	1,295

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’ work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million which is recorded in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. The releases became effective on December 31, 2012.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of March 31, 2018, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore it would survive any termination of the Settlement Agreement. As of March 31, 2018, no party had terminated the Settlement Agreement.

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

8. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.3 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.

Transactions with Thermo

General and administrative expenses are related to non-cash expenses and those expenses incurred by Thermo on behalf of the Company which are charged to the Company. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company) and receive no cash compensation from the Company. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time. Those expenses charged to the Company were $0.2 million during each of the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the principal amount outstanding under the Loan Agreement with Thermo was $109.3 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $119.0 million. During the three months ended March 31, 2018 and 2017, interest accrued on the Loan Agreement was approximately $3.2 million and $2.8 million, respectively.

In 2013, the Company's Board of Directors formed a special committee consisting solely of disinterested independent directors of the Company, represented by independent legal counsel. This special committee serves as an independent board to review and approve certain transactions between the Company and Thermo.

See Note 4: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$87,930	$(20,161)
Effect of dilutive securities:
2013 8.00% Notes	15	—
Loan Agreement with Thermo	2,396	—
Income (loss) to common stockholders plus assumed conversions	$90,341	$(20,161)
Weighted average common shares outstanding:
Basic shares outstanding	1,262,336	1,113,968
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	5,639	—
2013 8.00% Notes	2,065	—
Loan Agreement with Thermo	167,288	—
Diluted shares outstanding	1,437,328	1,113,968
Net income (loss) per share:
Basic	$0.07	$(0.02)
Diluted	0.06	(0.02)

For the three months ended March 31, 2017, 212.5 million shares of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive.

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$20,534	$9,074	$15,608	$(19,206)	$26,010
Subscriber equipment sales	47	2,049	1,196	(553)	2,739
Total revenue	20,581	11,123	16,804	(19,759)	28,749
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,257	1,390	2,868	(1,486)	9,029
Cost of subscriber equipment sales	41	1,810	875	(554)	2,172
Marketing, general and administrative	7,085	1,064	20,863	(17,737)	11,275
Depreciation, amortization and accretion	19,044	96	91	—	19,231
Total operating expenses	32,427	4,360	24,697	(19,777)	41,707
Income (loss) from operations	(11,846)	6,763	(7,893)	18	(12,958)
Other income (expense):
Interest income and expense, net of amounts capitalized	(7,386)	(2)	14	21	(7,353)
Derivative gain	108,944	—	—	—	108,944
Equity in subsidiary earnings (loss)	(1,320)	(3,387)	—	4,707	—
Other	(462)	(176)	(8)	(16)	(662)
Total other income (expense)	99,776	(3,565)	6	4,712	100,929
Income (loss) before income taxes	87,930	3,198	(7,887)	4,730	87,971
Income tax expense	—	6	35	—	41
Net income (loss)	$87,930	$3,192	$(7,922)	$4,730	$87,930
Comprehensive income (loss)	$87,930	$3,192	$(8,246)	$4,724	$87,600

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$17,612	$9,356	$11,001	$(16,488)	$21,481
Subscriber equipment sales	67	2,291	1,350	(537)	3,171
Total revenue	17,679	11,647	12,351	(17,025)	24,652
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,128	1,425	3,173	(1,752)	8,974
Cost of subscriber equipment sales	34	1,717	427	(82)	2,096
Marketing, general and administrative	5,588	1,119	17,908	(15,196)	9,419
Depreciation, amortization and accretion	18,951	282	61	—	19,294
Total operating expenses	30,701	4,543	21,569	(17,030)	39,783
Income (loss) from operations	(13,022)	7,104	(9,218)	5	(15,131)
Other income (expense):
Gain (loss) on equity issuance	742	—	(36)	—	706
Interest income and expense, net of amounts capitalized	(8,755)	(8)	(69)	4	(8,828)
Derivative gain	3,223	—	—	—	3,223
Equity in subsidiary earnings	(1,933)	(3,434)	—	5,367	—
Other	(416)	(100)	423	(2)	(95)
Total other income (expense)	(7,139)	(3,542)	318	5,369	(4,994)
Income (loss) before income taxes	(20,161)	3,562	(8,900)	5,374	(20,125)
Income tax expense	—	5	31	—	36
Net income (loss)	$(20,161)	$3,557	$(8,931)	$5,374	$(20,161)
Comprehensive income (loss)	$(20,161)	$3,557	$(9,751)	$5,373	$(20,982)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,359	$8,649	$3,802	$—	$48,810
Restricted cash	63,893	—	—	—	63,893
Accounts receivable, net of allowance	6,456	6,928	3,777	—	17,161
Intercompany receivables	994,765	767,284	74,538	(1,836,587)	—
Inventory	1,153	5,381	1,137	—	7,671
Prepaid expenses and other current assets	3,084	2,313	1,129	—	6,526
Total current assets	1,105,710	790,555	84,383	(1,836,587)	144,061
Property and equipment, net	949,887	3,638	4,542	5	958,072
Intercompany notes receivable	5,600	—	6,436	(12,036)	—
Investment in subsidiaries	(279,501)	87,083	39,372	153,046	—
Intangible and other assets, net	20,073	420	4,135	(12)	24,616
Total assets	$1,801,769	$881,696	$138,868	$(1,695,584)	$1,126,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$79,215	$—	$—	$—	$79,215
Accounts payable	1,906	2,758	961	—	5,625
Accrued contract termination charge	21,609	—	—	—	21,609
Accrued expenses	13,727	7,310	6,854	—	27,891
Intercompany payables	722,214	807,765	306,569	(1,836,548)	—
Payables to affiliates	296	—	—	—	296
Derivative liabilities	5	—	—	—	5
Deferred revenue	1,372	23,375	7,066	—	31,813
Total current liabilities	840,344	841,208	321,450	(1,836,548)	166,454
Long-term debt, less current portion	441,309	—	—	—	441,309
Employee benefit obligations	4,452	—	—	—	4,452
Intercompany notes payable	6,436	—	5,600	(12,036)	—
Derivative liabilities	119,036	—	—	—	119,036
Deferred revenue	5,546	358	17	—	5,921
Other non-current liabilities	655	325	4,606	—	5,586
Total non-current liabilities	577,434	683	10,223	(12,036)	576,304
Stockholders’ equity (deficit)	383,991	39,805	(192,805)	153,000	383,991
Total liabilities and stockholders’ equity	$1,801,769	$881,696	$138,868	$(1,695,584)	$1,126,749

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,864	$4,942	$3,838	$—	$41,644
Restricted cash	63,635	—	—	—	63,635
Accounts receivable, net of allowance	7,129	6,524	3,460	—	17,113
Intercompany receivables	979,942	755,847	64,477	(1,800,266)	—
Inventory	1,182	4,610	1,481	—	7,273
Prepaid expenses and other current assets	3,149	2,414	1,182	—	6,745
Total current assets	1,087,901	774,337	74,438	(1,800,266)	136,410
Property and equipment, net	962,756	3,855	4,503	5	971,119
Intercompany notes receivable	5,600	—	6,436	(12,036)	—
Investment in subsidiaries	(280,745)	84,244	38,637	157,864	—
Intangible and other assets, net	18,353	47	3,348	(12)	21,736
Total assets	$1,793,865	$862,483	$127,362	$(1,654,445)	$1,129,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$79,215	$—	$—	$—	$79,215
Accounts payable	2,257	2,736	1,055	—	6,048
Accrued contract termination charge	21,002	—	—	—	21,002
Accrued expenses	7,627	6,331	6,796	—	20,754
Intercompany payables	711,159	799,565	289,503	(1,800,227)	—
Payables to affiliates	225	—	—	—	225
Derivative liabilities	1,326	—	—	—	1,326
Deferred revenue	1,164	23,282	7,301	—	31,747
Total current liabilities	823,975	831,914	304,655	(1,800,227)	160,317
Long-term debt, less current portion	434,651	—	—	—	434,651
Employee benefit obligations	4,389	—	—	—	4,389
Intercompany notes payable	6,436	—	5,600	(12,036)	—
Derivative liabilities	226,659	—	—	—	226,659
Deferred revenue	5,625	410	17	—	6,052
Other non-current liabilities	906	325	4,742	—	5,973
Total non-current liabilities	678,666	735	10,359	(12,036)	677,724
Stockholders’ equity (deficit)	291,224	29,834	(187,652)	157,818	291,224
Total liabilities and stockholders’ equity	$1,793,865	$862,483	$127,362	$(1,654,445)	$1,129,265

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$5,920	$3,805	$107	$—	$9,832
Cash flows provided by (used in) investing activities:
Second-generation network costs (including interest)	(318)	—	(23)	—	(341)
Property and equipment additions	(1,216)	(98)	(83)	—	(1,397)
Purchase of intangible assets	(633)	—	(15)	—	(648)
Net cash used in investing activities	(2,167)	(98)	(121)	—	(2,386)
Cash flows provided by financing activities	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	(22)	—	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,753	3,707	(36)	—	7,424
Cash, cash equivalents and restricted cash, beginning of period	96,499	4,942	3,838	—	105,279
Cash, cash equivalents and restricted cash, end of period	$100,252	$8,649	$3,802	$—	$112,703

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

11. SUBSEQUENT EVENTS

Merger Agreement

On April 24, 2018, Globalstar entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GBS Acquisitions, Inc., a Delaware corporation and wholly owned subsidiary of Globalstar (“Merger Sub”), Thermo Acquisitions, Inc., a Delaware corporation (“Thermo Acquisitions”), the stockholders of Thermo Acquisitions (collectively, the “Thermo Stockholders,” and each, individually, a “Thermo Stockholder”), and Thermo Development, Inc., in its capacity as the representative of the Thermo Stockholders as set forth therein (the “Stockholders’ Representative”). Thermo Acquisitions is controlled by James Monroe III, Executive Chairman of the Board of Directors and Chief Executive Officer of Globalstar. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Thermo Acquisitions with Thermo Acquisitions continuing as the surviving corporation and a wholly owned subsidiary of Globalstar (the “Merger”). The transaction has been unanimously recommended by the Special Committee of the Board of Directors of Globalstar, consisting entirely of disinterested independent directors, and unanimously approved by the full Board of Directors.

Upon the closing of the Merger, Globalstar will acquire (i) over 99% of the equity interests of FiberLight, LLC (“FiberLight” or “FBL”); (ii) $100 million in cash; (iii) 15.5 million shares of common stock of CenturyLink, Inc. (“CTL”); (iv) certain property, and any improvements thereon, located in Covington, Louisiana (the “Subject Property”); (v) development and construction contracts relating to improvements in process on the Subject Property; (vi) that amount in cash as is determined to be necessary to finalize the development of the Subject Property; (vii) a minority interest in Pivotal Commware, Inc.; and (viii) a minority interest in Orion Labs, Inc..

In the transaction, the Stockholders will receive an aggregate number of shares of Globalstar voting common stock or non-voting common stock (collectively, the “Globalstar Common Stock”) with a value equal to $1.645 billion, subject to adjustment (the “Transaction Value”).

The Merger Agreement provides that the value of a share of Globalstar Common Stock for purposes of determining the number of shares issued to the Stockholders in the Merger will be based on the volume-weighted average market price of Globalstar voting common stock for the 20 trading days immediately preceding the closing, subject to a 120% and 80% collar based on the volume-weighted average market price of Globalstar voting common stock for the 20 trading days immediately preceding the signing date of April 24, 2018.

The Transaction Value will be equitably adjusted based on the CTL closing stock price on the trading day prior to the closing of the Merger. The Transaction Value also is subject to adjustments based on FBL’s actual EBITDA for the last 12 months preceding closing for which financial statements are available, and based on the amount of net debt less receivables or contingent purchase consideration payable to Globalstar after closing that is less or greater than $195 million.

The Merger Agreement contains customary representations, warranties and covenants by Globalstar, Thermo and the Merger Sub and indemnification by the Stockholders, subject to typical exceptions, caps and deductibles. The closing of the Merger Agreement is subject to customary closing conditions, including completion of amendments with Globalstar and FiberLight’s lenders. Globalstar has entered into a non-binding term sheet with the lenders under its BPIFAE Facility Agreement. Globalstar has reached an agreement in principle with its lenders on an amendment of its BPIFAE senior debt facility, which is subject in all respects to lender and BPIFAE committee approvals as well as satisfactory final due diligence. Additionally, final amended terms will be subject to documentation in a binding agreement to be agreed among the parties that will be effective concurrent with the closing of the merger. The agreement in principle provides for annual deferrals of principal amortization up to $30 million and a fixed margin of 3.25% over 6 month LIBOR, both subject to liquidity tests performed over time. Additionally, the financial covenants and certain other terms are expected to be amended. FiberLight is seeking an amendment to its $255 million senior debt facility with CoBank, including additional financing capacity to fulfill its current project backlog. FiberLight is requesting that the refinanced credit facility retain its favorable 1% annual principal amortization. Any amended terms are subject in all respects to the approval of CoBank.

Amendment to By-laws

On May 4, 2018, the Board of Directors of the Company approved the Third Amended and Restated Bylaws, effective the same date, which added a provision on exclusive jurisdiction for certain claims and deleted historical provisions related to directors that were no longer applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the "SEC") on February 22, 2018 (the "2017 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

In addition, forward-looking statements related to the merger, such as the structure, timing and completion of the proposed transaction, future financial and operating results, benefits and synergies of the proposed transaction, future opportunities for the combined company, the ability of the parties to satisfy the conditions to closing contained in the Merger Agreement, the complete of the 2017 FiberLight audit and the results thereof, and any adjustments to the merger consideration based on the last twelve month Adjusted EBITDA of FiberLight and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Any such forward-looking statements made in this Report are believed to be accurate as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements. These risks, as well as other risks associated with the transaction, will be more fully discussed in the proxy statement/prospectus that will be included in the Registration Statement on Form S-4 that will be filed with the SEC in connection with the transaction.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2017 Annual Report.

Overview

Strategic Combination

On April 24, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GBS Acquisitions, Inc., a Delaware corporation and wholly owned subsidiary of Globalstar (“Merger Sub”), Thermo Acquisitions, Inc., a Delaware corporation (“Thermo Acquisitions”), the stockholders of Thermo Acquisitions (collectively, the “Thermo Stockholders,” and each, individually, a “Thermo Stockholder”), and Thermo Development, Inc., in its capacity as the representative of the Thermo Stockholders as set forth therein (the “Stockholders’ Representative”). Thermo Acquisitions is controlled by James Monroe III, Executive Chairman of the Board of Directors and Chief Executive Officer of Globalstar. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Thermo Acquisitions with Thermo Acquisitions continuing as the surviving corporation and a wholly owned subsidiary of Globalstar (the “Merger”). The transaction has been unanimously recommended by the Special Committee of the Board of Directors of Globalstar, consisting entirely of disinterested independent directors, and unanimously approved by the full Board of Directors.

The proposed transaction is more fully described in Note 11: Subsequent Events to our condensed consolidated financial statements.

Mobile Satellite Services Business

We provide Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. By providing wireless communications services in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (“gateways”), which we refer to collectively as the Globalstar System.

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

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high quality leader in the MSS industry.  Our next-generation products recently released or under development include Duplex, SPOT and Simplex products, which are described below:

•Sat-Fi2TM

We launched Sat-Fi2TM to our customers in April 2018. Like the original Sat-Fi, the next-generation Sat-Fi is designed to allow customers with Wi-Fi enabled smartphones, laptops and tablets to send and receive voice and data communications via the Globalstar network when traveling beyond cellular service, and is the first product to operate using our second-generation satellites and ground infrastructure, resulting in higher data speeds, enhanced capacity and improved performance.

•SPOT XTM
We are designing the next SPOT device with a new keyboard functionality to allow subscribers to send and receive SMS messages along with the improved tracking and SOS functions to continue to appeal to consumers.
•Simplex

Partnering with existing companies, we are developing IoT-focused Simplex products to connect into existing and new users and accelerate deployment of a Globalstar IoT product suite. Launched in March 2018, our SmartOne Solar™ device is solar-powered and supports larger and more frequent data transmission capabilities to enable a longer field life than existing devices. Solar-powered devices are expected to take advantage of our network's ability to support over 10 billion transmissions daily assuming an average message size of 90 characters. We expect to develop machine-to-machine ("M2M") products that support two-way communications allowing for both tracking and control of assets in our coverage footprint.

Our satellite communications business, by providing critical mobile communications to our subscribers, serves principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

Our products and services are sold through a variety of independent agents, dealers and resellers, and independent gateway operators ("IGOs"). We also have distribution relationships with a number of "Big Box" and other distribution channels.
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

Terrestrial Authority for Globalstar's Licensed 2.4GHz Spectrum

In December 2016, the FCC unanimously adopted a Report and Order permitting us to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum at 2483.5 to 2495 MHz, throughout the United States of America and its Territories. This authorization covers population ("POPs") of approximately 320 million people, representing 3.7 billion MHz POPs. As provided in that Report and Order, we filed applications to modify our existing MSS licenses in April 2017 in order to obtain the terrestrial authorization permitted in the Report and Order. The FCC placed our applications on public notice in May with a comment cycle that ended in July 2017. In August 2017, the FCC granted Globalstar's MSS license modification application and granted Globalstar authority to provide terrestrial broadband services over its satellite spectrum. The FCC modified Globalstar's space station authorization to include a terrestrial low-power network using authorized Big LEO mobile-satellite service spectrum. We will need to comply with certain conditions in order to provide terrestrial broadband service under our MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority. We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains. We are seeking similar approvals in various additional international jurisdictions. We expect this global effort to continue for the foreseeable future while we seek the international harmonization of this 16.5 MHz band for terrestrial mobile broadband services.

We expect our terrestrial authority will allow future partners to develop high-density dedicated small cell networks using the TD-LTE protocol, eliminating the need for paired spectrum. We believe that our dedicated small cell offering has competitive advantages over other conventional commercial spectrum allocations. Such other allocations must meet minimum population coverage requirements, which effectively prohibit the exclusive use of most carrier spectrum for dedicated small cell deployment, while attempting to use such spectrum simultaneously for macro and small cell deployments is substantially less efficient. In addition, low frequency carrier spectrum is not physically well suited to high-density small cell topologies, and mmWave spectrum is sub-optimal given range and attenuation limitations. We believe that our licensed 2.4 GHz band holds physical, regulatory, and ecosystem qualities that distinguish it from other current and anticipated allocations, and that it is well positioned to balance favorable range, capacity and attenuation characteristics.

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

Comparison of the Results of Operations for the three months ended March 31, 2018 and 2017

Revenue

Total revenue increased by $4.0 million, or approximately 17%, to $28.7 million for the three months ended March 31, 2018 from $24.7 million for the same period in 2017. This increase was driven primarily by a $4.5 million increase in service revenue due to increases in ARPU across all of our core product categories. The increase in service revenue was offset partially by a decline in revenue from subscriber equipment sales of $0.5 million.

Effective January 1, 2018, we adopted Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). We adopted this standard using the modified retrospective method and, as such, prior period amounts reflected in the tables and discussion below have not been adjusted.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$8,783	31%	$7,598	31%
SPOT	12,962	45	10,397	42
Simplex	3,089	11	2,416	10
IGO	209	1	211	1
Other	967	3	859	3
Total	$26,010	91%	$21,481	87%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$431	1%	$899	3%
SPOT	1,433	5	1,236	5
Simplex	804	3	907	4
IGO	70	—	139	1
Other	1	—	(10)	—
Total	$2,739	9%	$3,171	13%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended March 31,
	2018	2017
Average number of subscribers for the period:
Duplex	69,033	73,444
SPOT	293,561	278,790
Simplex	332,813	295,576
IGO	31,200	37,768
Other	1,253	1,582
Total	727,860	687,160

ARPU (monthly):
Duplex	$42.41	$34.48
SPOT	14.72	12.43
Simplex	3.09	2.72
IGO	2.23	1.86

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

Service Revenue

Duplex service revenue increased 16% for the three months ended March 31, 2018 compared to the same period in 2017 due to an increase in ARPU. ARPU increased 23% for the three months ended March 31, 2018 compared to the same period in 2017, contributing $1.7 million to the total Duplex service revenue increase. We increased prices for certain of our legacy rate plans beginning in 2016 and throughout 2017 to align our rate plans with our service levels. A decrease in average subscribers of 6% for the three months ended March 31, 2018 compared to the same period in 2017 offset partially the increase in ARPU. This decrease was due to lower gross activations resulting from fewer equipment sales over the last twelve months. The decline in the average subscriber base negatively impacted Duplex service revenue by $0.6 million during the first quarter of 2018. As previously disclosed, we adopted ASC 606 effective January 1, 2018. As a result of this adoption, we recorded a reduction to Duplex service revenue of $0.8 million during the first quarter of 2018 related to the accrual of contract breakage to revenue based on historical usage patterns of existing contracts. Revenue as calculated based on usage patterns under ASC 606 is less than expiration revenue we would have recognized under ASC 605 during the first quarter of 2018. See Note 2: Revenue to our condensed consolidated financial statements for further discussion.

SPOT service revenue increased 25% for the three months ended March 31, 2018 compared to the same period in 2017 due to increases in both ARPU and the average subscriber base. ARPU increased 18% for the three month period ended March 31, 2018 compared to the same period in 2017. This ARPU increase resulted in higher SPOT service revenue of $1.9 million during the first quarter of 2018. Higher ARPU was primarily driven by rate plan increases beginning in 2016 and throughout 2017. The average number of SPOT subscribers increased 5% for the three months ended March 31, 2018 compared to the same period in 2017 driven by higher gross subscriber activations offset partially by churn. The increase in our SPOT subscriber base contributed $0.7 million to the total SPOT service revenue increase.

Simplex service revenue increased 28% for the three months ended March 31, 2018 compared to the same period in 2017 due to increases in both ARPU and average subscribers in the respective periods, each contributing approximately $0.3 million to the increase in Simplex service revenue during the quarter. Expansion into new markets as well as price increases drove the increase in Simplex service revenue during the first quarter of 2018.

Other service revenue increased $0.1 million for the three months ended March 31, 2018 compared to the same period in 2017. This increase was due primarily to higher revenue generated from government contracts.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.5 million for the three months ended March 31, 2018 compared to the same period in 2017. This decrease was driven primarily by a lower volume of GSP-1700 phones and related accessories as we continued to deplete our remaining inventory in advance of the launch of Sat-Fi2TM, our new second-generation Duplex device, in April 2018. Selling prices for most of our equipment, including our GSP-1700 phones, fixed phones and accessories, decreased slightly, which also contributed to the decrease in revenue recorded during the first quarter of 2018.

Revenue from SPOT equipment sales increased $0.2 million for the three months ended March 31, 2018 compared to the same period in 2017. This increase resulted primarily from higher selling prices during the first quarter of 2018 compared to the first quarter of 2017 due to changes in and the success of sales promotions, offset partially by lower volume compared to the prior year period.

Revenue from Simplex equipment sales decreased $0.1 million for the three months ended March 31, 2018 compared to the same period in 2017. Although sales declined slightly, product mix was the driver for the amount of revenue recognized in each period. We sold fewer Simplex units in total during the first quarter of 2018; however, we sold more units of certain products with higher selling prices, which partially offset the total decrease in revenue due to volume.

Operating Expenses

Total operating expenses increased $1.9 million, or 5%, to $41.7 million for the three months ended March 31, 2018 from $39.8 million for the same period in 2017. Higher marketing, general and administrative expenses primarily contributed to this increase. All other operating costs were generally consistent.

Cost of Services

Cost of services generally were flat for the three months ended March 31, 2018 compared to the same period in 2017. Although total cost of services did not fluctuate significantly, there was an increase of $0.5 million in maintenance and support costs related to our ground network as well as higher personnel and contractor costs of $0.2 million due to the timing of capital projects. These increases were offset by lower research and development costs of $0.4 million as we neared the final production and release of new products in all of our core equipment categories and lower telecom service costs of $0.3 million as we continued to benefit from cost saving initiates implemented over the past year.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.1 million for the three months ended March 31, 2018 from the same period in 2017. Although total revenue from subscriber equipment sales decreased in the first quarter of 2018 due to changes in selling prices and volume across all product types, costs increased slightly. Volume and mix of products sold during the respective periods contributed to fluctuations in margins.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $1.9 million for three months ended March 31, 2018 compared to the same period in 2017. There was an increase of $1.3 million for consultants and other advisors related to strategic opportunities we are pursuing, including the monetization of our spectrum and business development efforts for our IoT and connected car initiatives. There was also an increase in subscriber acquisition costs of $0.3 million due to the adoption of ASC 606 and the timing of certain promotions and event sponsorships as we continue to expand our global consumer footprint. Finally, we also had an increase in personnel costs of $0.2 million resulting from increased headcount particularly at the senior management level. Other smaller items contributed to the remaining increase.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense decreased $0.1 million for the three months ended March 31, 2018 from the same period in 2017.

As of March 31, 2018, we had $231.9 million in construction in progress related to costs (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure. We began depreciating these assets in the second quarter of 2018 when the second-generation gateways were placed into service in connection with the launch of Sat-Fi2TM, our first device to work on our upgraded network.

Other Income (Expense)

Gain on Equity Issuance

For the three months ended March 31, 2017, gain on equity issuance was $0.7 million. There was no gain or loss on equity issuance for the three months ended March 31, 2018. Gains and losses on equity issuance are driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash. As discussed in Note 6: Commitments in our 2017 Annual Report, we had an agreement with Hughes whereby it exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to the market value in lieu of cash. In connection with this agreement, we provided Hughes downside protection through June 30, 2017. In April 2017, Hughes sold all remaining shares of our common stock recognizing the required proceeds under the agreement. As a result of changes in the estimated value of this option between initial issuance and settlement in April 2017, we recorded non-cash gains and losses during each reporting period. This liability is no longer outstanding.

Interest Income and Expense

Interest income and expense, net, decreased $1.4 million during the three months ended March 31, 2018 compared to the same period in 2017.

The decrease in interest expense, net, was driven by an increase in capitalized interest of $1.0 million, due primarily to an increase in our construction in progress balances related to our ground network, which results in higher interest eligible to be capitalized. Also contributing to the decrease in interest expense, net was a decrease in gross interest costs of $0.2 million during the three months ended March 31, 2018 compared to the same period in 2017, resulting primarily from lower interest related to our 2013 8.00% Notes as the principal balance decreased significantly due to conversions in 2017, offset by a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Loan Agreement with Thermo. Interest income increased $0.2 million during the three months ended March 31, 2018 compared to the same period in 2017, resulting primarily from a higher balance in our restricted cash account.

Derivative Gain

Derivative gain was $108.9 million for the three months ended March 31, 2018, compared to a gain of $3.2 million for the same period in 2017. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs can impact the value including volatility, discount rate, maturity date and changes in the principal amount of notes outstanding. See Note 6: Fair Value Measurements to our condensed consolidated financial statements for further discussion of computation of the fair value of our derivatives.

Other

Other income (loss) fluctuated $0.6 million to expense of $0.7 million for the three months ended March 31, 2018 from expense of $0.1 million for the same period in 2017. Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. Other income (loss) also includes the non-operating components of net periodic benefit cost, which did not fluctuate significantly during the respective periods.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs. Our principal sources of liquidity include cash on hand, restricted cash and cash flows from operations. We expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged. See below for further discussion. See Part I, Item 1A. Risk Factors in our 2017 Annual Report for a description of risks, some of which are beyond our control, affecting our ability to fulfill our liquidity requirements.

As of March 31, 2018, we held cash and cash equivalents of $48.8 million and restricted cash of $63.9 million, consisting of the balance in our debt service reserve and equity proceeds accounts under the Facility Agreement. The Facility Agreement (as defined below) restricts the use of these funds to making principal and interest payments under the Facility Agreement.

As of December 31, 2017, we held cash and cash equivalents of $41.6 million and had $63.6 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $79.2 million and $441.3 million, respectively, at March 31, 2018, compared to $79.2 million and $434.7 million, respectively, at December 31, 2017. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At March 31, 2018, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes as the first put date of the notes was April 1, 2018. The increase in our total debt balance was due primarily to a higher carrying value of the Loan Agreement with Thermo due to interest accruing on that debt and a higher carrying value of the Facility Agreement due to accretion of the debt discounts and debt financing costs.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We anticipate that we will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ending December 31, 2018. The source of funds for these Equity Cure Contributions has not yet been fully arranged. As of March 31, 2018, we were in compliance with the covenants of the Facility Agreement.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use these funds only to make principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable on the next payment date. As of March 31, 2018, the balance in the debt service reserve account was $51.1 million and classified as restricted cash on our condensed consolidated balance sheets. The remaining amount included in restricted cash as of March 31, 2018 represents a portion of the proceeds from our October 2017 stock offering as discussed in our 2017 Annual Report.

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

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

In connection with the Merger Agreement, we have reached an agreement in principle with our lenders on an amendment to the Facility Agreement, which is subject in all respects to lender and BPIFAE committee approvals as well as satisfactory final due diligence. Additionally, final amended terms will be subject to documentation in a binding agreement to be agreed among the parties that will be effective concurrent with the closing of the merger. The agreement in principle provides for annual deferrals of principal amortization up to $30 million and a fixed margin of 3.25% over 6 month LIBOR, both subject to liquidity tests performed over time. Additionally, the financial covenants and certain other terms are expected to be amended.

Thermo Agreements

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2018, the principal amount outstanding was $109.3 million, including $65.8 million of interest that had accrued since 2009 under to the Loan Agreement.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.73 (as adjusted) per share of common stock. As of March 31, 2018, the principal amount outstanding of the 2013 8.00% Notes was $1.3 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, as discussed further below. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. The holders did not exercise this option on April 1, 2018.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of March 31, 2018, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Cash Flows for the three months ended March 31, 2018 and 2017

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$9,832	$5,310
Net cash used in investing activities	(2,386)	(4,088)
Net cash provided by financing activities	—	12,018
Effect of exchange rate changes on cash	(22)	(3)
Net increase in cash, cash equivalents and restricted cash	$7,424	$13,237

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the three months ended March 31, 2018 was $9.8 million compared to $5.3 million during the same period in 2017. This increase was due primarily to favorable changes in certain operating assets and liabilities as well as higher net income, after adjusting for non-cash items.

Cash Flows Used in Investing Activities

Cash used in investing activities was $2.4 million for the three months ended March 31, 2018 compared to $4.1 million for the same period in 2017. This decrease was driven by lower property and equipment additions in the first quarter of 2018 compared to the same period in 2017. With the launch of Sat-Fi2TM, our first device to work on our upgraded network, in April 2018, the costs associated with our next-generation upgrades to our ground infrastructure neared completion in the first quarter of 2018. Accordingly, we placed the second-generation gateways into service during the second quarter of 2018.

Cash Flows Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2018 compared to $12.0 million for the same period in 2017. The decrease in cash provided by financing activities occurred because we received cash from the sale of shares of common stock to Terrapin Opportunity, L.P. ("Terrapin") (as discussed in our 2017 Annual Report) in January 2017 but did not receive any such cash in the first quarter of 2018.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2017.

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

See Note 6: Fair Value Measurements in our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2018, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2018.

(b) Changes in internal control over financial reporting.

As of March 31, 2018, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 7: Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A. "Risk Factors" of our 2017 Annual Report.

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

GLOBALSTAR, INC.

Date:	May 10, 2018	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)