Form 10-Q
period 2018-06-30
Globalstar, Inc.
filed 2018-08-02
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of July 26, 2018, 1,264 million shares of voting common stock and no shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Service revenue	$27,995	$24,301	$54,005	$45,782
Subscriber equipment sales	5,731	3,822	8,470	6,993
Total revenue	33,726	28,123	62,475	52,775
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,526	9,036	18,555	18,010
Cost of subscriber equipment sales	4,170	2,778	6,342	4,874
Marketing, general and administrative	15,944	9,473	27,219	18,891
Revision to contract termination charge	(20,478)	—	(20,478)	—
Depreciation, amortization and accretion	22,616	19,275	41,847	38,569
Total operating expenses	31,778	40,562	73,485	80,344
Operating income (loss)	1,948	(12,439)	(11,010)	(27,569)
Other income (expense):
Gain on equity issuance	—	1,964	—	2,670
Interest income and expense, net of amounts capitalized	(10,305)	(8,850)	(17,658)	(17,678)
Derivative gain (loss)	(2,059)	(77,130)	106,885	(73,907)
Gain on legal settlement	6,779	—	6,779	—
Other	(3,351)	(2,173)	(4,013)	(2,269)
Total other income (expense)	(8,936)	(86,189)	91,993	(91,184)
Income (loss) before income taxes	(6,988)	(98,628)	80,983	(118,753)
Income tax expense	24	106	65	142
Net income (loss)	$(7,012)	$(98,734)	$80,918	$(118,895)

Other comprehensive income (loss):
Foreign currency translation adjustments	2,630	(45)	2,300	(865)
Total comprehensive income (loss)	$(4,382)	$(98,779)	$83,218	$(119,760)

Net income (loss) per common share:
Basic	$(0.01)	$(0.09)	$0.06	$(0.11)
Diluted	(0.01)	(0.09)	0.06	(0.11)
Weighted-average shares outstanding:
Basic	1,263,372	1,128,985	1,262,857	1,121,518
Diluted	1,263,372	1,128,985	1,442,693	1,121,518

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,806	$41,644
Restricted cash	52,692	63,635
Accounts receivable, net of allowance of $3,537 and $3,610, respectively	19,886	17,113
Inventory	7,742	7,273
Prepaid expenses and other current assets	8,879	6,745
Total current assets	102,005	136,410
Property and equipment, net	935,036	971,119
Intangible and other assets, net of accumulated amortization of $7,540 and $7,314, respectively	31,395	21,736
Total assets	$1,068,436	$1,129,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$87,732	$79,215
Accounts payable	6,988	6,048
Accrued contract termination charge	—	21,002
Accrued expenses	22,890	20,754
Derivative liabilities	939	1,326
Payables to affiliates	286	225
Deferred revenue	33,047	31,747
Total current liabilities	151,882	160,317
Long-term debt, less current portion	400,727	434,651
Employee benefit obligations	4,458	4,389
Derivative liabilities	120,161	226,659
Deferred revenue	5,777	6,052
Other non-current liabilities	4,088	5,973
Total non-current liabilities	535,211	677,724

Contingencies (Note 7)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,500,000,000 shares authorized; 1,264,104,858 and 1,261,949,123 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	126	126
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized and none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,873,147	1,869,339
Accumulated other comprehensive loss	(4,639)	(6,939)
Retained deficit	(1,487,291)	(1,571,302)
Total stockholders’ equity	381,343	291,224
Total liabilities and stockholders’ equity	$1,068,436	$1,129,265
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$80,918	$(118,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	41,847	38,569
Change in fair value of derivative assets and liabilities	(106,885)	73,907
Stock-based compensation expense	2,776	2,488
Amortization of deferred financing costs	3,852	4,158
Provision for bad debts	771	808
Noncash interest and accretion expense	5,866	5,688
Change in fair value related to equity issuance	—	(2,670)
Revision to contract termination charge	(20,478)	—
Unrealized foreign currency loss	3,879	1,571
Other, net	195	660
Changes in operating assets and liabilities:
Accounts receivable	(3,652)	(823)
Inventory	(624)	(622)
Prepaid expenses and other current assets	(2,368)	(990)
Other assets	(3,765)	(792)
Accounts payable and accrued expenses	4,288	529
Payables to affiliates	61	(5)
Other non-current liabilities	(855)	24
Deferred revenue	1,979	2,651
Net cash provided by operating activities	7,805	6,256
Cash flows used in investing activities:
Second-generation network costs (including interest)	(4,277)	(6,530)
Property and equipment additions	(3,221)	(2,116)
Purchase of intangible assets	(1,401)	(2,044)
Net cash used in investing activities	(8,899)	(10,690)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(38,933)	(21,695)
Proceeds from Thermo Common Stock Purchase Agreement	—	33,000
Payment of debt restructuring fee	—	(20,795)
Payment of debt amendment fee	—	(255)
Proceeds from issuance of stock to Terrapin	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	319	635
Net cash provided by (used in) financing activities	(38,614)	2,890
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(73)	84
Net decrease in cash, cash equivalents and restricted cash	(39,781)	(1,460)
Cash, cash equivalents and restricted cash, beginning of period	105,279	48,213
Cash, cash equivalents and restricted cash, end of period	$65,498	$46,753

	As of:
	June 30, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$12,806	$41,644
Restricted cash (See Note 4 for further discussion on restrictions)	52,692	63,635
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$65,498	$105,279

	Six Months Ended
	June 30, 2018	June 30, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,070	$11,659

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$1,954	$2,003
Capitalized accretion of debt discount and amortization of prepaid financing costs	1,854	2,510
Issuance of common stock for legal settlement	—	453
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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018 (the “2017 Annual Report”), and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has an internal project team that is currently evaluating the impact this standard will have on its financial statements, accounting systems and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-

effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the impact this standard will have on its financial statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. This amendment also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. When adopted, the new guidance should be applied to all new grants and other transition provisions are included in the guidance to simplify this adoption for most companies. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

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

In February 2017, the FASB issued ASU No. 2017-07: Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result of the retrospective adoption of this standard, for the three and six months ended June 30, 2017, the Company reclassified less than $0.1 million and $0.1 million, respectively, from marketing, general and administrative expense to other income (expense). The service cost component of periodic benefit cost is the only cost that remains in income from operations; all other periodic benefit costs, including interest cost, expected return on plan assets and amortization of amounts deferred from previous periods are now reflected outside of income from operations and reflected in the other income (expense) line item on the Company's condensed consolidated statements of operations. There were no other changes to the Company's condensed consolidated financial statements or disclosures.

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

2. REVENUE

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

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

Duplex Service Revenue. The Company recognizes revenue for monthly access fees in the period services are rendered. Access fees represent the minimum monthly charge for each line of service based on its associated rate plan. The Company also recognizes revenue for airtime minutes and data in excess of the monthly access fees in the period such minutes or data are used. The Company offers certain annual plans whereby a customer prepays for a predetermined amount of minutes and data. In these cases, revenue is recognized consistent with a customer’s expected pattern of usage based on historical experience because the Company believes that this method most accurately depicts the satisfaction of the Company’s obligation to the customer. This usage pattern is typically seasonal and highest in the second and third calendar quarters of the year. The Company offers other annual plans whereby the customer is charged an annual fee to access the Company’s system with an unlimited amount of usage. Annual fees for unlimited plans are recognized on a straight-line basis over the term of the plans.

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

Independent Gateway Operator (“IGO”) Service Revenue. The Company owns and operates its satellite constellation and earns a portion of its revenues through the sale of airtime minutes or data on a wholesale basis to IGOs. Revenue from services provided to IGOs is recognized based upon airtime minutes or data packages used by customers of the IGOs and in accordance with contractual fee arrangements.

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

Other Service Revenue. Other service revenue includes primarily revenue associated with engineering services provided to governmental customers. The Company provides certain engineering services to assist customers in developing new applications related to its system. The revenue associated with these engineering services is generally recorded over time as the services are rendered and the Company’s obligation to the customer is satisfied.

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

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2018

	Impact on change in accounting policy
	Three months ended June 30, 2018			Six months ended June 30, 2018
	As reported	Impact of ASC 606	Legacy GAAP	As reported	Impact of ASC 606	Legacy GAAP
Service revenue	$27,995	$333	$28,328	$54,005	$1,145	$55,150
Subscriber equipment sales	5,731	(117)	5,614	8,470	(81)	8,389
Cost of subscriber equipment sales	4,170	(83)	4,087	6,342	(64)	6,278
Marketing, general and administrative	15,944	(6)	15,938	27,219	(150)	27,069
Other	(3,351)	7	(3,344)	(4,013)	(42)	(4,055)
Net income (loss)	(7,012)	298	(6,714)	80,918	1,320	82,238
Total comprehensive income (loss)	(4,382)	298	(4,084)	83,218	1,320	84,538

Net income (loss) per common share:
Basic	$(0.01)	$—	$(0.01)	$0.06	$0.01	$0.07
Diluted	(0.01)	—	(0.01)	0.06	—	0.06

Condensed Consolidated Balance Sheet
As of June 30, 2018

	Impact on change in accounting policy
	June 30, 2018
	As reported	Impact of ASC 606	Legacy GAAP
Accounts receivable, net	$19,886	$(219)	$19,667
Prepaid expenses and other current assets	8,879	47	8,926
Intangible and other assets, net	31,395	(1,994)	29,401
Deferred revenue, current and long-term	38,824	(473)	38,351
Retained earnings (deficit)	(1,487,291)	1,773	(1,485,518)

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017 (1)	June 30, 2018	June 30, 2017 (1)
Service revenue:
Duplex	$10,134	$9,322	$18,917	$16,920
SPOT	13,868	11,193	26,830	21,590
Simplex	3,216	2,526	6,305	4,942
IGO	216	376	425	587
Other	561	884	1,528	1,743
Total service revenue	27,995	24,301	54,005	45,782

Subscriber equipment sales:
Duplex	$750	$612	$1,181	$1,511
SPOT	1,908	1,815	3,341	3,051
Simplex	2,846	1,072	3,650	1,979
IGO	136	330	206	469
Other	91	(7)	92	(17)
Total subscriber equipment sales	5,731	3,822	8,470	6,993

Total revenue	$33,726	$28,123	$62,475	$52,775

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

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017 (1)	June 30, 2018	June 30, 2017 (1)
Service revenue:
United States	$20,106	$16,657	$38,485	$31,935
Canada	4,794	4,457	9,280	8,158
Europe	2,404	2,223	4,650	3,954
Central and South America	612	840	1,181	1,490
Others	79	124	409	245
Total service revenue	27,995	24,301	54,005	45,782

Subscriber equipment sales:
United States	$3,460	$2,334	$5,055	$4,114
Canada	793	828	1,143	1,542
Europe	1,040	358	1,428	775
Central and South America	338	294	726	553
Others	100	8	118	9
Total subscriber equipment sales	5,731	3,822	8,470	6,993

Total revenue	$33,726	$28,123	$62,475	$52,775

(1) As noted above, prior periods have not been adjusted under the modified retrospective method of adoption.

Contract Balances

The following table discloses information about accounts receivable, costs to obtain a contract, and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2018	January 1, 2018
Accounts receivable	$19,886	$17,113
Capitalized costs to obtain a contract	2,082	2,265
Contract liabilities	38,824	37,799

Accounts Receivable

Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. Receivables are uncollateralized, without interest, and consist primarily of receivables from the sale of Globalstar services and equipment. For service customers, payment is generally due within thirty days of the invoice date and for equipment customers, payment is generally due within thirty to sixty days of the invoice date, or, for some customers, may be made in advance of shipment. Included in the accounts receivable balance in the table above are contract assets, which represent primarily unbilled amounts related to performance obligations satisfied by the Company, of $0.3 million and $0.1 million as of June 30, 2018 and January 1, 2018, respectively.

The Company has agreements with certain of its IGOs whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of June 30, 2018, $8.5 million related to these agreements were included in accounts receivable on the Company’s condensed consolidated balance sheet.

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for bad debts based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Accounts receivable are considered past due in accordance with the contractual terms of the arrangements. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After attempts to collect a receivable have failed, the receivable is written off against the allowance. During the three and six months ended June 30, 2018, impairment losses on receivables from contracts with customers were $0.8 million and $1.8 million, respectively, including both provisions for bad debt and the reversal of revenue for accounts where collectability is not reasonably assured.

Costs to Obtain a Contract

Capitalized costs to obtain a contract include certain deferred subscriber acquisition costs which are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. The Company’s subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. The Company capitalizes incremental costs to obtain a contract to the extent it expects to recover them. These capitalized contract costs include only internal and external initial activation commissions because these costs are considered incremental and would not have been incurred if the contract had not been obtained. These capitalized costs are included in other assets on the Company’s condensed consolidated balance sheet and are amortized to marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations on a straight-line basis over the estimated contract term of three years. For the three and six months ended June 30, 2018, the amount of amortization related to previously capitalized costs to obtain a contract was $0.4 million and $0.8 million, respectively.

The Company applies the practicable expedient pursuant to the guidance in ASC 606 and recognizes the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in marketing, general and administrative expenses in the period in which the cost is incurred.

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

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer for which it has previously received consideration from a customer. As of June 30, 2018, the total transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was $38.8 million. As discussed above, revenue is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized during the six months ended June 30, 2018 from performance obligations included in the contract liability balance at the beginning of the period was $22.6 million.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of June 30, 2018, the Company expects to recognize $33.0 million, or approximately 85%, of its remaining performance obligations during the next twelve months and $2.9 million, or approximately 7%, between two to seven years from the balance sheet date. The remaining $2.9 million, or approximately 8%, is related to a single contract and will be recognized beyond the next twelve months as work is performed by the Company, the timing of which is currently unknown. The Company has applied the practical expedient pursuant to ASC 606 allowing for limited disclosure of contract liabilities with a remaining duration of one year or less.

3. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,291	$1,195,426
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	211,048	48,710
Construction in progress:
Ground component	71,145	227,167
Next-generation software upgrades	1,314	12,414
Other	1,712	2,575
Total Globalstar System	1,512,991	1,518,773
Internally developed and purchased software	25,689	16,132
Equipment	10,656	9,966
Land and buildings	3,174	3,322
Leasehold improvements	1,970	1,969
Total property and equipment	1,554,480	1,550,162
Accumulated depreciation	(619,444)	(579,043)
Total property and equipment, net	$935,036	$971,119

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The ground component of construction in progress represents the remaining costs (including capitalized interest) associated primarily with the Company's contracts with Hughes Network Systems, LLC (“Hughes”) and Ericsson Inc. (“Ericsson”) to complete second-generation equipment upgrades to the Company's ground infrastructure in certain regions around the world. During the second quarter of 2018, the Company placed the portion of the next-generation ground component and software upgrades into service primarily representing the gateways capable of supporting commercial traffic from the recently-launched Sat-Fi2TM, the first device to operate on the Company's upgraded ground network.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of June 30, 2018 and December 31, 2017, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of June 30, 2018, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	June 30, 2018			December 31, 2017
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$428,323	$29,277	$399,046	$467,256	$34,459	$432,797
Loan Agreement with Thermo	112,616	24,566	88,050	106,054	26,333	79,721
8.00% Convertible Senior Notes Issued in 2013	1,363	—	1,363	1,348	—	1,348
Total Debt	542,302	53,843	488,459	574,658	60,792	513,866
Less: Current Portion	87,732	—	87,732	79,215	—	79,215
Long-Term Debt	$454,570	$53,843	$400,727	$495,443	$60,792	$434,651

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date and the total outstanding balance of the Company's 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") because it currently intends on redeeming such notes in the near future if the Company's stock price exceeds the conversion price of the notes. Accordingly, any such redemption is expected to result in the conversion of the notes by the holders in lieu of a cash payment by the Company at par value. The Company believes that the principal payments due in December 2018 and June 2019 under the Facility Agreement will be in excess of its available sources of cash in order to also maintain compliance with the required balance in the debt service reserve account. The Company intends to raise funds in sufficient amounts to meet its obligations; however, the source of funds has not yet been fully arranged.

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

The Facility Agreement is scheduled to mature in December 2022. As of June 30, 2018, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 3.25% through June 2018, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. (“BPIFAE”) (formerly COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

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

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company anticipates that it will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended December 31, 2018. The source of funds for any needed Equity Cure Contribution has not yet been fully arranged. As of June 30, 2018, the Company was in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of the debt service reserve account funds is restricted to making principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable by the Company on the next payment date. As of June 30, 2018, the balance in the debt service reserve account was $52.7 million, which is classified as restricted cash on the Company's condensed consolidated balance sheet.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2018, $69.1 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity of the Loan Agreement using an effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a Monte Carlo simulation model.

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

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of June 30, 2018, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

Subject to certain conditions set forth in the Indenture, the Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. As of June 30, 2018, the 2013 8.00% Notes have not been redeemed by the Company.

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

As of June 30, 2018, holders had converted a total of $55.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 98.5 million shares of voting common stock. There were no conversions during the three and six month periods ending June 30, 2018.

Holders who convert 2013 8.00% Notes may receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of June 30, 2018, no conversions had been initiated but not yet fully settled.

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

The Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 2013 8.00% Notes (April 1, 2018) using an effective interest rate method. Due to significant conversions since issuance, the entire debt discount has been recorded to interest expense resulting in no balance as of June 30, 2018. The Company is marking to market the fair value of the compound embedded derivative liability at the end of each reporting period, or more frequently as deemed necessary, and as of the date of a significant conversion, with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a Monte Carlo simulation model.

5. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(939)	$(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	(120,161)	(226,659)
Total derivative liabilities	$(121,100)	$(227,985)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate cap	$—	$(1)	$—	$(3)
Compound embedded derivative with the 2013 8.00% Notes	(934)	(11,354)	387	(10,196)
Compound embedded derivative with the Loan Agreement with Thermo	(1,125)	(65,775)	106,498	(63,708)
Total derivative gain (loss)	$(2,059)	$(77,130)	$106,885	$(73,907)

Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations. The value of the interest rate cap was approximately zero as of June 30, 2018 and December 31, 2017, respectively.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo. These embedded derivatives required bifurcation from the debt host agreement and are recorded as a derivative liability on the Company’s condensed consolidated balance sheets with a corresponding debt discount netted against the principal amount of the related debt instrument. The Company accretes the debt discount associated with each derivative liability to interest expense over the term of the related debt instrument using an effective interest rate method. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations. The Company determined the fair value of its compound embedded derivative liabilities using a Monte Carlo simulation model. See Note 6: Fair Value Measurements for further discussion. Consistent with the classification of the 2013 8.00% Notes as current debt on the Company's condensed consolidated balance sheet, the Company has classified this derivative liability as current on its condensed consolidated balance sheet at June 30, 2018.

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

Recurring Fair Value Measurements

The following tables provide a summary of the financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	—	—	(939)	(939)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(120,161)	(120,161)
Total liabilities measured at fair value	$—	$—	$(121,100)	$(121,100)

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	—	—	(1,326)	(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(226,659)	(226,659)
Total liabilities measured at fair value	$—	$—	$(227,985)	$(227,985)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes at the reporting date. The value of the interest rate cap was approximately zero as of June 30, 2018 and December 31, 2017, respectively, and is not reflected in the table above. See Note 5: Derivatives for further discussion.

Liabilities

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 5: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	June 30, 2018
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 130%	2.7%	$0.73	25%	$0.49
Compound embedded derivative with the Loan Agreement with Thermo	40% - 130%	2.7%	$0.73	25%	$0.49

	December 31, 2017
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	78%	1.4%	$0.73	27%	$1.31
Compound embedded derivative with the Loan Agreement with Thermo	40% - 77%	2.2%	$0.73	27%	$1.31

Fluctuation in the Company’s stock price is the primary driver for the changes in the derivative valuations during each reporting period. As the stock price decreases, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s condensed consolidated balance sheets. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Increases in expected volatility would generally result in a higher fair value measurement.

Probability of a change of control is another significant unobservable input used in the fair value measurement of the Company’s derivative instruments. Subject to certain restrictions in each indenture, the Company’s debt instruments contain certain provisions whereby holders may require the Company to purchase all or any portion of the convertible debt instrument upon a change of control. A change of control will occur upon certain changes in the ownership of the Company or certain events relating to the trading of the Company’s common stock. The simulated fair value of the derivative liabilities above is sensitive to changes in the assumed probabilities of a change of control. Increases in the assumed probability of a change of control generally result in a higher fair value measurement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$(119,041)	$(277,946)	$(227,985)	$(281,171)
Unrealized gain (loss), included in derivative gain (loss)	(2,059)	(77,129)	106,885	(73,904)
Balance at end of period	$(121,100)	$(355,075)	$(121,100)	$(355,075)

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

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$88,050	$67,040	$79,721	$54,936
2013 8.00% Notes	1,363	751	1,348	1,295

7. CONTINGENCIES

Arbitration

On June 3, 2011, Globalstar filed a demand for arbitration against Thales before the American Arbitration Association to enforce certain rights to order additional satellites under the 2009 Contract. The Company did not include within its demand any claims that it had against Thales for work previously performed under the contract to design, manufacture and timely deliver the first 25 second-generation satellites. On May 10, 2012, the arbitration tribunal issued its award in which it determined that the Company had terminated the 2009 Contract “for convenience” and had materially breached the contract by failing to pay to Thales the €51.3 million in termination charges required under the contract. The tribunal additionally determined that absent further agreement between the parties, Thales had no further obligation to manufacture or deliver satellites under Phase 3 of the 2009 Contract. Based on these determinations, the tribunal directed the Company to pay Thales approximately €53 million in termination charges, plus interest by June 9, 2012. On May 23, 2012, Thales commenced an action in the United States District Court for the Southern District of New York by filing a petition to confirm the arbitration award (the “New York Proceeding”). Thales and the Company entered into tolling agreements under which Thales dismissed the New York Proceeding without prejudice. These tolling agreements have expired. Accordingly, as of May 10, 2018, Thales's right to enforce the arbitration award pursuant to the Federal Arbitration Act is now time-barred.

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’s work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. The releases became effective on December 31, 2012. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million in its condensed consolidated balance sheet during the second quarter of 2012. As discussed above, the statute of limitations for Thales to enforce the arbitration award pursuant to the Federal Arbitration Act has expired. As such, the Company believes that payment of the contract termination charge is not probable and has removed this liability from its condensed consolidated balance sheet as of June 30, 2018. Nevertheless, there can be no assurance that Thales would not or could not seek some alternative means to pursue all or a portion of the €17.5 million contract termination charge, which would be defended vigorously by the Company.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of June 30, 2018, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore, it would survive any termination of the Settlement Agreement. As of June 30, 2018, no party had terminated the Settlement Agreement.

Other

In May 2018, the Company concluded the settlement of a business economic loss claim in which it was an absent member in a tort class action lawsuit. The Company will receive proceeds of $7.4 million, which is net of legal fees related to this settlement. The cash proceeds will be received in equal installments in January 2019 and January 2020, respectively. During the second quarter of 2018, the Company recorded the present value of the proceeds of $6.8 million and a discount of $0.6 million. The present value of the net proceeds of $6.8 million was recorded in other income on the Company's condensed consolidated statement of operations. The discount of $0.6 million was recorded on the Company's condensed consolidated balance sheet and is being accreted to interest income over the term of the receivable using the effective interest method.

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

8. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.3 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

Transactions with Thermo

General and administrative expenses are related to non-cash expenses and those expenses incurred by Thermo on behalf of the Company which are charged to the Company. Non-cash expenses, which the Company accounts for as a contribution to capital, relate to services provided by two executive officers of Thermo (who are also directors of the Company) and receive no cash compensation from the Company. The Thermo expense charges are based on actual amounts (with no mark-up) incurred or upon allocated employee time. Those expenses charged to the Company were $0.2 million during each of the three months ended June 30, 2018 and 2017 and $0.4 million during each of the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the principal amount outstanding under the Loan Agreement with Thermo was $112.6 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $120.2 million. During the three months ended June 30, 2018 and 2017, interest accrued on the Loan Agreement was approximately $3.3 million and $3.0 million, respectively. During the six months ended June 30, 2018 and 2017, interest accrued on the Loan Agreement was approximately $6.6 million and $5.8 million, respectively.

On April 24, 2018, Globalstar entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GBS Acquisitions, Inc., a Delaware corporation and wholly owned subsidiary of Globalstar (“Merger Sub”), Thermo Acquisitions, Inc., a Delaware corporation (“Thermo Acquisitions”), the stockholders of Thermo Acquisitions (collectively, the “Thermo Stockholders,” and each, individually, a “Thermo Stockholder”), and Thermo Development, Inc., in its capacity as the representative of the Thermo Stockholders as set forth therein (the “Stockholders’ Representative”). Thermo Acquisitions is controlled by James Monroe III, Executive Chairman of the Board of Directors and Chief Executive Officer of Globalstar. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into Thermo Acquisitions with Thermo Acquisitions continuing as the surviving corporation and a wholly owned subsidiary of Globalstar (the “Merger”). The transaction was unanimously recommended by the Special Committee of the Board of Directors of Globalstar, consisting entirely of disinterested independent directors, and unanimously approved by the full Board of Directors. On July 31, 2018, Globalstar, following the unanimous recommendation of its Special Committee of independent directors, and the Stockholders’ Representative terminated the Merger Agreement by mutual written agreement by entering into a Termination of Agreement and Plan of Merger, between Globalstar and the Stockholders’ Representative. In addition, on July 31, 2018, the Voting Agreement between Globalstar and certain of its stockholders terminated in accordance with its terms as a result of the termination of the Merger Agreement. No termination fees are payable in connection with the termination of the Merger Agreement.

In addition, the Company's Board of Directors maintains a special committee consisting solely of disinterested independent directors of the Company, represented by independent legal counsel. This special committee serves as an independent board to review and approve certain transactions between the Company and Thermo.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(7,012)	$(98,734)	$80,918	$(118,895)
Effect of dilutive securities:
2013 8.00% Notes	—	—	38	—
Loan Agreement with Thermo	—	—	5,855	—
Income (loss) to common stockholders plus assumed conversions	$(7,012)	$(98,734)	$86,811	$(118,895)
Weighted average common shares outstanding:
Basic shares outstanding	1,263,372	1,128,985	1,262,857	1,121,518
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	—	—	5,335	—
2013 8.00% Notes	—	—	2,087	—
Loan Agreement with Thermo	—	—	172,414	—
Diluted shares outstanding	1,263,372	1,128,985	1,442,693	1,121,518
Net income (loss) per share:
Basic	$(0.01)	$(0.09)	$0.06	$(0.11)
Diluted	(0.01)	(0.09)	0.06	(0.11)

For the three months ended June 30, 2018, 150.2 million shares of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive. For the three and six months ended June 30, 2017, 190.5 million and 191.6 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive.

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$23,270	$10,292	$16,406	$(21,973)	$27,995
Subscriber equipment sales	204	5,348	1,375	(1,196)	5,731
Total revenue	23,474	15,640	17,781	(23,169)	33,726
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,745	1,498	2,294	(1,011)	9,526
Cost of subscriber equipment sales	165	4,281	919	(1,195)	4,170
Marketing, general and administrative	11,382	1,457	24,078	(20,973)	15,944
Revision to contract termination charge	(20,478)	—	—	—	(20,478)
Depreciation, amortization and accretion	21,349	68	1,199	—	22,616
Total operating expenses	19,163	7,304	28,490	(23,179)	31,778
Income (loss) from operations	4,311	8,336	(10,709)	10	1,948
Other income (expense):
Interest income and expense, net of amounts capitalized	(10,335)	(2)	3	29	(10,305)
Derivative loss	(2,059)	—	—	—	(2,059)
Gain on legal settlement	6,779	—	—	—	6,779
Equity in subsidiary earnings (loss)	(5,800)	(6,241)	—	12,041	—
Other	92	293	(3,725)	(11)	(3,351)
Total other income (expense)	(11,323)	(5,950)	(3,722)	12,059	(8,936)
Income (loss) before income taxes	(7,012)	2,386	(14,431)	12,069	(6,988)
Income tax expense	—	10	14	—	24
Net income (loss)	$(7,012)	$2,376	$(14,445)	$12,069	$(7,012)
Comprehensive income (loss)	$(7,012)	$2,376	$(11,793)	$12,047	$(4,382)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$18,685	$9,846	$13,096	$(17,326)	$24,301
Subscriber equipment sales	60	3,702	1,491	(1,431)	3,822
Total revenue	18,745	13,548	14,587	(18,757)	28,123
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,415	1,403	1,974	(756)	9,036
Cost of subscriber equipment sales	32	3,106	1,525	(1,885)	2,778
Marketing, general and administrative	5,241	997	19,357	(16,122)	9,473
Depreciation, amortization and accretion	19,101	120	54	—	19,275
Total operating expenses	30,789	5,626	22,910	(18,763)	40,562
Income (loss) from operations	(12,044)	7,922	(8,323)	6	(12,439)
Other income (expense):
Gain on equity issuance	1,964	—	—	—	1,964
Interest income and expense, net of amounts capitalized	(8,829)	7	(32)	4	(8,850)
Derivative loss	(77,130)	—	—	—	(77,130)
Equity in subsidiary earnings (loss)	(1,282)	(4,076)	—	5,358	—
Other	(1,413)	(337)	(418)	(5)	(2,173)
Total other income (expense)	(86,690)	(4,406)	(450)	5,357	(86,189)
Income (loss) before income taxes	(98,734)	3,516	(8,773)	5,363	(98,628)
Income tax expense	—	4	102	—	106
Net income (loss)	$(98,734)	$3,512	$(8,875)	$5,363	$(98,734)
Comprehensive income (loss)	$(98,734)	$3,512	$(8,911)	$5,354	$(98,779)

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$43,804	$19,366	$32,014	$(41,179)	$54,005
Subscriber equipment sales	251	7,397	2,571	(1,749)	8,470
Total revenue	44,055	26,763	34,585	(42,928)	62,475
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	13,002	2,888	5,162	(2,497)	18,555
Cost of subscriber equipment sales	206	6,091	1,794	(1,749)	6,342
Marketing, general and administrative	18,467	2,521	44,941	(38,710)	27,219
Revision to contract termination charge	(20,478)	—	—	—	(20,478)
Depreciation, amortization and accretion	40,393	164	1,290	—	41,847
Total operating expenses	51,590	11,664	53,187	(42,956)	73,485
Income (loss) from operations	(7,535)	15,099	(18,602)	28	(11,010)
Other income (expense):
Interest income and expense, net of amounts capitalized	(17,721)	(4)	17	50	(17,658)
Derivative gain	106,885	—	—	—	106,885
Gain on legal settlement	6,779	—	—	—	6,779
Equity in subsidiary earnings (loss)	(7,120)	(9,628)	—	16,748	—
Other	(370)	117	(3,733)	(27)	(4,013)
Total other income (expense)	88,453	(9,515)	(3,716)	16,771	91,993
Income (loss) before income taxes	80,918	5,584	(22,318)	16,799	80,983
Income tax expense	—	16	49	—	65
Net income (loss)	$80,918	$5,568	$(22,367)	$16,799	$80,918
Comprehensive income (loss)	$80,918	$5,568	$(20,039)	$16,771	$83,218

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$36,297	$19,202	$24,097	$(33,814)	$45,782
Subscriber equipment sales	127	5,993	2,841	(1,968)	6,993
Total revenue	36,424	25,195	26,938	(35,782)	52,775
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	12,543	2,828	5,147	(2,508)	18,010
Cost of subscriber equipment sales	66	4,823	1,952	(1,967)	4,874
Marketing, general and administrative	10,828	2,116	37,265	(31,318)	18,891
Depreciation, amortization and accretion	38,052	402	115	—	38,569
Total operating expenses	61,489	10,169	44,479	(35,793)	80,344
Income (loss) from operations	(25,065)	15,026	(17,541)	11	(27,569)
Other income (expense):
Gain (loss) on equity issuance	2,706	—	(36)	—	2,670
Interest income and expense, net of amounts capitalized	(17,584)	(1)	(101)	8	(17,678)
Derivative loss	(73,907)	—	—	—	(73,907)
Equity in subsidiary earnings (loss)	(3,215)	(7,510)	—	10,725	—
Other	(1,830)	(437)	5	(7)	(2,269)
Total other income (expense)	(93,830)	(7,948)	(132)	10,726	(91,184)
Income (loss) before income taxes	(118,895)	7,078	(17,673)	10,737	(118,753)
Income tax expense	—	9	133	—	142
Net income (loss)	$(118,895)	$7,069	$(17,806)	$10,737	$(118,895)
Comprehensive income (loss)	$(118,895)	$7,069	$(18,662)	$10,728	$(119,760)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,955	$1,556	$3,295	$—	$12,806
Restricted cash	52,692	—	—	—	52,692
Accounts receivable, net of allowance	6,451	9,595	3,840	—	19,886
Intercompany receivables	1,083,354	790,014	85,101	(1,958,469)	—
Inventory	1,105	5,260	1,377	—	7,742
Prepaid expenses and other current assets	6,055	1,435	1,389	—	8,879
Total current assets	1,157,612	807,860	95,002	(1,958,469)	102,005
Property and equipment, net	855,526	1,322	78,183	5	935,036
Intercompany notes receivable	5,600	—	6,436	(12,036)	—
Investment in subsidiaries	(281,595)	58,583	40,367	182,645	—
Intangible and other assets, net	28,005	387	3,015	(12)	31,395
Total assets	$1,765,148	$868,152	$223,003	$(1,787,867)	$1,068,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$87,732	$—	$—	$—	$87,732
Accounts payable	2,436	3,152	1,400	—	6,988
Accrued expenses	10,198	7,397	5,295	—	22,890
Intercompany payables	742,918	812,978	402,534	(1,958,430)	—
Payables to affiliates	286	—	—	—	286
Derivative liabilities	939	—	—	—	939
Deferred revenue	1,498	24,073	7,476	—	33,047
Total current liabilities	846,007	847,600	416,705	(1,958,430)	151,882
Long-term debt, less current portion	400,727	—	—	—	400,727
Employee benefit obligations	4,458	—	—	—	4,458
Intercompany notes payable	6,436	—	5,600	(12,036)	—
Derivative liabilities	120,161	—	—	—	120,161
Deferred revenue	5,456	304	17	—	5,777
Other non-current liabilities	560	324	3,204	—	4,088
Total non-current liabilities	537,798	628	8,821	(12,036)	535,211
Stockholders’ equity (deficit)	381,343	19,924	(202,523)	182,599	381,343
Total liabilities and stockholders’ equity	$1,765,148	$868,152	$223,003	$(1,787,867)	$1,068,436

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

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$10,592	$(2,545)	$(242)	$—	$7,805
Cash flows used in investing activities:
Second-generation network costs (including interest)	(4,254)	—	(23)	—	(4,277)
Property and equipment additions	(2,207)	(841)	(173)	—	(3,221)
Purchase of intangible assets	(1,369)	—	(32)	—	(1,401)
Net cash used in investing activities	(7,830)	(841)	(228)	—	(8,899)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(38,933)	—	—	—	(38,933)
Proceeds from issuance of common stock and exercise of options and warrants	319	—	—	—	319
Net cash used in financing activities	(38,614)	—	—	—	(38,614)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(73)	—	(73)
Net decrease in cash, cash equivalents and restricted cash	(35,852)	(3,386)	(543)	—	(39,781)
Cash, cash equivalents and restricted cash, beginning of period	96,499	4,942	3,838	—	105,279
Cash, cash equivalents and restricted cash, end of period	$60,647	$1,556	$3,295	$—	$65,498

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$4,008	$1,068	$1,180	$—	$6,256
Cash flows used in investing activities:
Second-generation network costs (including interest)	(6,498)	—	(32)	—	(6,530)
Property and equipment additions	(1,637)	(420)	(59)	—	(2,116)
Purchase of intangible assets	(1,552)	—	(492)	—	(2,044)
Net cash used in investing activities	(9,687)	(420)	(583)	—	(10,690)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(21,695)	—	—	—	(21,695)
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—	—	—	33,000
Payment of debt restructuring fee	(20,795)	—	—	—	(20,795)
Payment of debt amendment fee	(255)	—	—	—	(255)
Proceeds from issuance of stock to Terrapin	12,000	—	—	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	635	—	—	—	635
Net cash provided by financing activities	2,890	—	—	—	2,890
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	84	—	84
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,789)	648	681	—	(1,460)
Cash, cash equivalents and restricted cash, beginning of period	45,242	1,327	1,644	—	48,213
Cash, cash equivalents and restricted cash, end of period	$42,453	$1,975	$2,325	$—	$46,753

11. SUBSEQUENT EVENTS

Merger Agreement

On April 24, 2018, Globalstar entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GBS Acquisitions, Inc., a Delaware corporation and wholly owned subsidiary of Globalstar (“Merger Sub”), Thermo Acquisitions, Inc., a Delaware corporation (“Thermo Acquisitions”), the stockholders of Thermo Acquisitions and Thermo Development, Inc., in its capacity as the representative of the Thermo Stockholders as set forth therein (the “Stockholders’ Representative”). Thermo Acquisitions is controlled by James Monroe III, Executive Chairman of the Board of Directors and Chief Executive Officer of Globalstar. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into Thermo Acquisitions with Thermo Acquisitions continuing as the surviving corporation and a wholly owned subsidiary of Globalstar (the “Merger”). The transaction was unanimously recommended by the Special Committee of the Board of Directors of Globalstar, consisting entirely of disinterested independent directors, and unanimously approved by the full Board of Directors.

On July 31, 2018, Globalstar, following the unanimous recommendation of its Special Committee of independent directors, and the Stockholders’ Representative terminated the Merger Agreement by mutual written agreement by entering into a Termination of Agreement and Plan of Merger, between Globalstar and the Stockholders’ Representative. In addition, on July 31, 2018, the Voting Agreement between Globalstar and certain of its stockholders terminated in accordance with its terms as a result of the termination of the Merger Agreement. No termination fees are payable in connection with the termination of the Merger Agreement.

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

We currently provide the following communications services via satellite. These services are available only with equipment designed to work on our network:

•
two-way voice communication and data transmissions using mobile or fixed devices, including our GSP-1700 phone, our Globalstar 9600TM hotspot, two generations of our Sat-Fi, and other fixed and data-only devices ("Duplex");

•
one-way or two-way communication and data transmissions using mobile devices, including our SPOT family of products, such as SPOT XTM, SPOT Gen3 and Trace, that transmit messages and the location of the device ("SPOT"); and

•
one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial Simplex products, such as our battery and solar-powered SmartOne, STX-3 and STINGR ("Simplex").

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

We designed our second-generation ground network, when combined with our next-generation products, to provide our customers with enhanced future services featuring initial services up to 72 kbps as well as increased capacity. The second-generation ground network is an Internet protocol multimedia subsystem ("IMS") based solution providing such industry standard services as voice, Internet, email and short message services ("SMS"). As technological advancements are made, we explore opportunities to provide new services over our network to meet the needs of our existing and prospective customers.

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high quality leader in the MSS industry.  Our next-generation products recently released include Duplex, SPOT and Simplex products, which are described below:

•Sat-Fi2TM

We launched Sat-Fi2TM to our customers in April 2018. Like the original Sat-Fi, the next-generation Sat-Fi is designed to allow customers with Wi-Fi enabled smartphones, laptops and tablets to send and receive voice and data communications via the Globalstar network when traveling beyond cellular service, and is the first product to operate using our second-generation ground infrastructure, resulting in higher data speeds, enhanced capacity and improved performance.

•SPOT XTM
In May 2018, we launched our newest SPOT device, SPOT XTM, which has a new keyboard functionality to allow subscribers to send and receive SMS messages along with improved tracking and SOS functions that will continue to appeal to consumers.
•SmartOne Solar™

We are working with third party technology providers to develop IoT-focused Simplex products to connect into existing and new users and accelerate deployment of a Globalstar IoT product suite. Launched in March 2018, our SmartOne Solar™ device is the first of these IoT-focused products. It is solar-powered and supports larger and more frequent data transmission capabilities to enable a longer field life than existing devices. Solar-powered devices are expected to take advantage of our network's ability to support over 10 billion transmissions daily assuming an average message size of 90 characters. We expect to also develop machine-to-machine ("M2M") products that support two-way communications allowing for both tracking and control of assets in our coverage footprint.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2018 and 2017

Revenue

Total revenue increased by $5.6 million, or approximately 20%, to $33.7 million for the three months ended June 30, 2018 from $28.1 million for the same period in 2017. Total revenue increased by $9.7 million, or approximately 18%, to $62.5 million for the six months ended June 30, 2018 from $52.8 million for the same period in 2017.

For the three and six months ended June 30, 2018, the total revenue increase was driven by a $3.7 million and $8.2 million increase in service revenue, respectively, due primarily to increases in ARPU across all of our core product categories. Also contributing to the total revenue increase for both periods was an increase of $1.9 million and $1.5 million, respectively, in revenue from subscriber equipment sales resulting primarily from Simplex products.

Effective January 1, 2018, we adopted Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). We adopted this standard using the modified retrospective method and, as such, prior period amounts reflected in the tables and discussion below have not been adjusted.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$10,134	30%	$9,322	33%	$18,917	30%	$16,920	32%
SPOT	13,868	41	11,193	40	26,830	43	21,590	41
Simplex	3,216	10	2,526	9	6,305	10	4,942	9
IGO	216	1	376	1	425	1	587	1
Other	561	2	884	3	1,528	3	1,743	3
Total	$27,995	84%	$24,301	86%	$54,005	87%	$45,782	86%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$750	2%	$612	2%	$1,181	2%	$1,511	3%
SPOT	1,908	6	1,815	7	3,341	5	3,051	6
Simplex	2,846	8	1,072	4	3,650	6	1,979	4
IGO	136	—	330	1	206	—	469	1
Other	91	—	(7)	—	92	—	(17)	—
Total	$5,731	16%	$3,822	14%	$8,470	13%	$6,993	14%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average number of subscribers for the period:
Duplex	67,456	72,290	68,505	73,650
SPOT	293,659	282,826	293,350	282,149
Simplex	345,749	300,459	343,492	301,433
IGO	25,988	37,162	30,917	37,596
Other	1,112	1,483	1,172	1,543
Total	733,964	694,220	737,436	696,371

ARPU (monthly):
Duplex	$50.08	$42.98	$46.02	$38.29
SPOT	15.74	13.19	15.24	12.75
Simplex	3.10	2.80	3.06	2.73
IGO	2.77	3.37	2.29	2.60

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

Service Revenue

Duplex service revenue increased 9% and 12%, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017 due primarily to an increase in ARPU. ARPU increased 17% and 20% for the three and six months ended June 30, 2018 compared to the same periods in 2017, contributing $1.5 million and $3.4 million, respectively, to the total Duplex service revenue increases. We increased prices for certain of our legacy rate plans to align our rate plans with our service levels. A decrease in average subscribers of 7% for each of the three and six months ended June 30, 2018 compared to the same periods in 2017 offset partially the increase in ARPU. This decrease was due to lower gross activations resulting from fewer equipment sales over the last twelve months. The decline in the average subscriber base negatively impacted Duplex service revenue by $0.7 million and $1.4 million, respectively, during the three and six months ended June 30, 2018. As previously disclosed, we adopted ASC 606 effective January 1, 2018. As a result of this adoption, we recorded a reduction to Duplex service revenue of $0.3 million and $1.1 million, respectively, during the three and six months ended June 30, 2018 related to the accrual of contract breakage to revenue based on historical usage patterns of existing contracts. Revenue as calculated based on usage patterns under ASC 606 is less than expiration revenue we would have recognized under ASC 605 during these periods. See Note 2: Revenue to our condensed consolidated financial statements for further discussion.

SPOT service revenue increased 24% for each of the three and six months ended June 30, 2018 compared to the same periods in 2017 due to increases in both ARPU and the average subscriber base. ARPU increased 19% and 20% for the three and six month period ended June 30, 2018 compared to the same periods in 2017. This ARPU increase resulted in higher SPOT service revenue of $2.2 million and $4.2 million, respectively, during the three and six months ended June 30, 2018. Higher ARPU was primarily driven by rate plan increases. The average number of SPOT subscribers increased 4% for each of the three and six months ended June 30, 2018 compared to the same periods in 2017 driven by higher gross subscriber activations offset partially by higher churn. The increase in our SPOT subscriber base contributed $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2018, to the total SPOT service revenue increase.

Simplex service revenue increased 27% and 28% for the three and six months ended June 30, 2018 compared to the same periods in 2017 due to increases in both ARPU and average subscribers in the respective periods. The increase in ARPU contributed $0.3 million and $0.6 million, respectively, and the increase in average subscribers contributed $0.4 million and $0.8 million, respectively, to higher Simplex service revenue during the three and six months ended June 30, 2018. Expansion into new markets, increased usage and price increases drove the increase in Simplex service revenue during the three and six months periods ended June 30, 2018.

Other service revenue decreased $0.3 million and $0.2 million, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017. This decrease was driven by the timing and amount of revenue we recognized related to government contracts.

Subscriber Equipment Sales

Revenue from Duplex equipment sales increased $0.1 million for the three months ended June 30, 2018 and decreased $0.3 million for the six months ended June 30, 2018 compared to the same periods in 2017. The increase for the three month period was driven primarily by sales of Sat-Fi2TM, our new second-generation Duplex device, which launched in April 2018. Offsetting this increase in revenue was a decline in the volume of GSP-1700 phones and related accessories sold as we continue to deplete our remaining inventory. We experienced a similar decline in the volume and pricing of our GSP-1700 phones and accessories during the six month period driving a decrease in revenue.

Revenue from SPOT equipment sales increased $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017. These increases were driven by sales of our new SPOT XTM product, which was launched in May 2018, as well as higher selling prices on Gen3 and Trace due to changes in and the success of sales promotions, offset partially by lower volume compared to the prior year periods.

Revenue from Simplex equipment sales increased $1.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017. In connection with the launch of our new SmartOne Solar™ device in March 2018, we recognized $2.0 million and $2.1 million of revenue during the three and six months ended June 30, 2018, respectively. Total volume of all other Simplex devices also increased for both periods; however, the mix of product sold during the respective periods drove a reduction in revenue generated from Simplex equipment sales.

Operating Expenses

Total operating expenses decreased $8.8 million, or 22%, to $31.8 million for the three months ended June 30, 2018 from $40.6 million for the same period in 2017. Total operating expenses decreased $7.0 million, or 9%, to $73.4 million for the six months ended June 30, 2018 from $80.4 million for the same period in 2017. The decrease in operating expenses for both the three and six month periods was due primarily to a $20.5 million revision to our contract termination charge with Thales (see further discussion below). Offsetting this expense reduction were increases in all other operating expense categories.

Cost of Services

Cost of services increased $0.5 million and $0.6 million, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase in cost of services for the three and six months ended June 30, 2018 was due primarily to higher maintenance and support costs related to our ground network of $0.7 million and $1.3 million, respectively, offset by lower research and development costs of $0.1 million and $0.5 million, respectively, as we reached the final production and release of new products in all of our core equipment categories. A decrease in personnel and contractor costs of $0.1 million also contributed to the fluctuation for the three month period. For the six months ended June 30, 2018, personnel and contractor costs increased $0.1 million due to the timing of capital projects and telecom service costs decreased $0.4 million due to the continued benefits we recognize from cost savings initiatives implemented over the past year. Other smaller items contributed to the remaining change.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $1.4 million for each of the three and six months ended June 30, 2018 from the same periods in 2017. These increases are consistent with the increases in revenue generated from subscriber equipment sales. Contributing to nearly all of the increase are costs related to our new SmartOne Solar™ device launched in March 2018.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $6.4 million and $8.3 million, respectively, for three and six months ended June 30, 2018 compared to the same periods in 2017. The increase in both periods was driven by costs incurred for consultants and other advisors related to strategic opportunities, including the merger discussed in Note 11: Subsequent Events, the monetization of our spectrum and other business development efforts. In total, for the three and six months ended June 30, 2018, these items increased $5.6 million and $7.0 million, respectively, of which the majority was directly associated with the merger discussed in Note 11: Subsequent Events. Increases in subscriber acquisition costs of $0.5 million and $0.8 million, respectively, also contributed to the increase in marketing, general and administrative expenses for the three and six month periods due to the timing of certain promotions and event sponsorships as we continue to expand our global consumer footprint as well as the impact of the adoption of ASC 606 for the six month period. Finally, we also had an increase in personnel costs and stock based compensation for the three and six months of $0.4 million and $0.6 million, respectively, resulting from increased headcount particularly at the senior management level. Other smaller items contributed to the remaining change.

Revision to contract termination charge

In May 2018, the statute of limitations for Thales to enforce the arbitration award pursuant to the Federal Arbitration Act expired. Accordingly, we believe that payment of the contract termination charge is not probable, and we removed this liability from our condensed consolidated balance sheet as of June 30, 2018, resulting in a reduction in operating expenses of €17.5 million, or $20.5 million. See Note 7: Contingencies for further discussion.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased $3.3 million and $3.2 million, respectively, for the three and six months ended June 30, 2018 from the same periods in 2017.

During the second quarter of 2018, we placed into service approximately $175.7 million of construction in progress (including capitalized interest) associated with our next generation upgrades to our ground infrastructure. The costs placed into service primarily represent the gateways capable of supporting commercial traffic from the recently launched Sat-Fi2TM, the first device to work on our upgraded network. We expect depreciation expense for these assets to be approximately $3.6 million per quarter for an estimated life of fifteen years.

As of June 30, 2018, we had $71.1 million in construction in progress related to the remaining costs (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure in certain regions around the world. We will place these assets into service when they are deployed.

Other Income (Expense)

Gain on Equity Issuance

For the three and six months ended June 30, 2017, gain on equity issuance was $2.0 million and $2.7 million, respectively. There was no gain or loss on equity issuance for the three and six months ended June 30, 2018. Gains and losses on equity issuance are driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash.

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

Gain on Legal Settlement

In May 2018, we concluded the settlement of a business economic loss claim in which we will receive proceeds of $7.4 million, net of legal fees. The cash proceeds will be received in equal installments in January 2019 and January 2020. During the second quarter of 2018, we recorded the present value of the proceeds of $6.8 million as other income in our condensed consolidated statement of operations. See Note 7: Contingencies for further discussion.

Interest Income and Expense

Interest income and expense, net, increased $1.4 million during the three months ended June 30, 2018 and remained flat during the six months ended June 30, 2018, compared to the same periods in 2017.

For the three months ended June 30, 2018, the increase in interest expense, net, was driven by a reduction in capitalized interest of $1.9 million due primarily to a reduction in our construction in progress balance related to our ground network, which results in lower interest eligible to be capitalized. As discussed above, we placed approximately $175.7 million of assets into service in the second quarter of 2018, which decreased our construction in progress balance. Also contributing to the change in interest expense was a decrease in gross interest costs of $0.2 million resulting primarily from lower interest related to our 2013 8.00% Notes as the principal balance decreased significantly due to conversions in 2017, offset by a higher LIBOR-based interest rate on our Facility Agreement and a higher principal balance outstanding on our Loan Agreement with Thermo. This increase in interest expense was offset by an increase in interest income of $0.3 million, resulting primarily from a higher balance in our restricted cash account.

Interest expense, net, remained flat when comparing the six months ended June 30, 2018 to the same period in 2017 as a reduction in capitalized interest of $1.0 million was offset by a decrease in gross interest costs of $0.5 million and an increase in interest income of $0.5 million. Both interest expense and income were affected by the items discussed above.

Derivative Gain (Loss)

Derivative gain (loss) fluctuated by $75.0 million to a loss of $2.1 million for the three months ended June 30, 2018, compared to a loss of $77.1 million for the same period in 2017 and fluctuated by $180.8 million to a gain of $106.9 million for the six months ended June 30, 2018, compared to a loss of $73.9 million for the same period in 2017.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs impact the value including volatility, discount rate, maturity date and changes in the principal amount of notes outstanding. See Note 6: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Other

Other income (loss) fluctuated by $1.2 million to loss of $3.4 million for the three months ended June 30, 2018 from loss of $2.2 million for the same period in 2017 and fluctuated by $1.7 million to loss of $4.0 million for the six months ended June 30, 2018 from loss of $2.3 million. Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. We also record the non-operating components of net periodic benefit cost to other income (loss), which did not fluctuate significantly during the respective periods.

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

As of June 30, 2018, we held cash and cash equivalents of $12.8 million and restricted cash of $52.7 million, consisting of the balance in our debt service reserve account under the Facility Agreement. The Facility Agreement restricts the use of these funds to making principal and interest payments under the Facility Agreement.

As of December 31, 2017, we held cash and cash equivalents of $41.6 million and had $63.6 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $87.7 million and $400.7 million, respectively, at June 30, 2018, compared to $79.2 million and $434.7 million, respectively, at December 31, 2017. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At June 30, 2018, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes because we currently intend on redeeming such notes in the near future if our stock price exceeds the conversion price of the notes. Accordingly, any such redemption is expected to result in the conversion of the notes by the holders in lieu of a cash payment by us at par value. The decrease in our total debt balance was due primarily to a principal payment of $38.9 million made under the Facility Agreement in June 2018. This was offset partially by a higher carrying value of the Loan Agreement with Thermo due to interest accruing on that debt and a higher carrying value of the Facility Agreement due to accretion of the debt discounts and debt financing costs.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We anticipate that we will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ending December 31, 2018. The source of funds for any needed Equity Cure Contribution has not yet been fully arranged. As of June 30, 2018, we were in compliance with the covenants of the Facility Agreement.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use the debt service reserve account funds only to make principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable on the next payment date. As of June 30, 2018, the balance in the debt service reserve account was $52.7 million and classified as restricted cash on our condensed consolidated balance sheets.

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

Thermo Agreements

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2018, the principal amount outstanding was $112.6 million, including $69.1 million of interest that had accrued since 2009 under to the Loan Agreement.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.73 (as adjusted) per share of common stock. As of June 30, 2018, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, as discussed further below. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. The holders did not exercise this option on April 1, 2018.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of June 30, 2018, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Cash Flows for the six months ended June 30, 2018 and 2017

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$7,805	$6,256
Net cash used in investing activities	(8,899)	(10,690)
Net cash provided by (used in) financing activities	(38,614)	2,890
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(73)	84
Net decrease in cash, cash equivalents and restricted cash	$(39,781)	$(1,460)

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the six months ended June 30, 2018 was $7.8 million compared to $6.3 million during the same period in 2017. This increase was due to higher net income, after adjusting for non-cash items, offset partially by unfavorable changes in certain operating assets and liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities was $8.9 million for the six months ended June 30, 2018 compared to $10.7 million for the same period in 2017. This decrease was driven primarily by fewer second-generation network additions as we approached the launch of Sat-Fi2TM, the first device to operate on the Company's upgraded ground network. While we continue to optimize our network, further costs may be incurred in future periods.

Cash Flows Provided by (Used in) Financing Activities

Cash used in financing activities was $38.6 million for the six months ended June 30, 2018 compared to cash provided by investing activities of $2.9 million for the same period in 2017. The change in financing activities was driven primarily by proceeds from sales of common stock in 2017 that did not recur in 2018.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month LIBOR rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $428.3 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $4.3 million annually.

See Note 6: Fair Value Measurements in our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2018, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2018.

(b) Changes in internal control over financial reporting.

As of June 30, 2018, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1 *	Merger Agreement (Exhibit 2.1 to Form 8-k filed April 25, 2018)

10.1 *	Voting Agreement (Exhibit 10.1 to Form 8-k filed April 25, 2018)

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* means incorporated by reference from Exhibit to Form 8-K filed April 25, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 2, 2018	By:	/s/ James Monroe III
James Monroe III
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)