Form 10-Q
period 2018-09-30
Globalstar, Inc.
filed 2018-11-01
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

As of October 26, 2018, 1,266 million shares of voting common stock and no shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Service revenue	$29,898	$26,069	$83,903	$71,851
Subscriber equipment sales	5,794	4,389	14,264	11,382
Total revenue	35,692	30,458	98,167	83,233
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,429	9,315	27,984	27,325
Cost of subscriber equipment sales	4,426	2,905	10,768	7,779
Marketing, general and administrative	15,061	9,545	42,280	28,436
Revision to contract termination charge	—	—	(20,478)	—
Depreciation, amortization and accretion	24,738	19,415	66,585	57,984
Total operating expenses	53,654	41,180	127,139	121,524
Operating loss	(17,962)	(10,722)	(28,972)	(38,291)
Other income (expense):
Loss on extinguishment of debt	—	(6,306)	—	(6,306)
Gain on equity issuance	—	—	—	2,670
Interest income and expense, net of amounts capitalized	(13,358)	(8,954)	(31,016)	(26,632)
Derivative gain	39,059	78,840	145,944	4,933
Gain on legal settlement	—	—	6,779	—
Other	1,331	(385)	(2,682)	(2,654)
Total other income (expense)	27,032	63,195	119,025	(27,989)
Income (loss) before income taxes	9,070	52,473	90,053	(66,280)
Income tax expense	51	67	116	209
Net income (loss)	$9,019	$52,406	$89,937	$(66,489)

Other Comprehensive income (loss):
Foreign currency translation adjustments	500	(902)	2,800	(1,767)
Comprehensive income (loss)	$9,519	$51,504	$92,737	$(68,256)

Net income (loss) per common share:
Basic	$0.01	$0.04	$0.07	$(0.06)
Diluted	0.01	0.04	0.07	(0.06)
Weighted-average shares outstanding:
Basic	1,264,516	1,169,993	1,263,416	1,137,854
Diluted	1,427,800	1,345,905	1,448,920	1,137,854

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,462	$41,644
Restricted cash	52,934	63,635
Accounts receivable, net of allowance of $3,312 and $3,610, respectively	20,471	17,113
Inventory	13,067	7,273
Prepaid expenses and other current assets	8,800	6,745
Total current assets	115,734	136,410
Property and equipment, net	903,990	971,119
Intangible and other assets, net of accumulated amortization of $7,721 and $7,314, respectively	38,097	21,736
Total assets	$1,057,821	$1,129,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$87,732	$79,215
Accounts payable	9,525	6,048
Accrued contract termination charge	—	21,002
Accrued expenses	28,999	20,754
Derivative liabilities	617	1,326
Payables to affiliates	645	225
Deferred revenue	35,031	31,747
Total current liabilities	162,549	160,317
Long-term debt, less current portion	407,615	434,651
Employee benefit obligations	4,450	4,389
Derivative liabilities	81,424	226,659
Deferred revenue	5,758	6,052
Other non-current liabilities	3,925	5,973
Total non-current liabilities	503,172	677,724

Contingencies (Note 7)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,500,000,000 shares authorized; 1,265,622,288 and 1,261,949,123 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	127	126
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized and none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,874,384	1,869,339
Accumulated other comprehensive loss	(4,139)	(6,939)
Retained deficit	(1,478,272)	(1,571,302)
Total stockholders’ equity	392,100	291,224
Total liabilities and stockholders’ equity	$1,057,821	$1,129,265
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$89,937	$(66,489)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	66,585	57,984
Change in fair value of derivative assets and liabilities	(145,944)	(4,933)
Stock-based compensation expense	4,218	3,592
Amortization of deferred financing costs	6,349	6,147
Provision for bad debts	964	707
Noncash interest and accretion expense	10,275	8,497
Loss on extinguishment of debt	—	6,306
Change in fair value related to equity issuance	—	(2,670)
Revision to contract termination charge	(20,478)	—
Unrealized foreign currency loss	2,479	1,762
Other, net	979	680
Changes in operating assets and liabilities:
Accounts receivable	(4,486)	(2,876)
Inventory	1,383	(282)
Prepaid expenses and other current assets	(4,326)	(1,501)
Other assets	(3,756)	(691)
Accounts payable and accrued expenses	12,350	3,993
Payables to affiliates	420	73
Other non-current liabilities	(1,027)	(26)
Deferred revenue	3,846	6,355
Net cash provided by operating activities	19,768	16,628
Cash flows used in investing activities:
Second-generation network costs (including interest)	(5,887)	(6,862)
Property and equipment additions	(5,346)	(4,033)
Purchase of intangible assets	(1,948)	(2,674)
Net cash used in investing activities	(13,181)	(13,569)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(38,933)	(21,695)
Proceeds from Thermo Common Stock Purchase Agreement	—	33,000
Payment of debt restructuring fee	—	(20,795)
Payments for debt and equity issuance costs	—	(413)
Proceeds from issuance of stock to Terrapin	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	395	642
Net cash provided by (used in) financing activities	(38,538)	2,739
Effect of exchange rate changes on cash, cash equivalents and restricted cash	68	216
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,883)	6,014
Cash, cash equivalents and restricted cash, beginning of period	105,279	48,213
Cash, cash equivalents and restricted cash, end of period	$73,396	$54,227
	As of:
	September 30, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$20,462	$41,644
Restricted cash (See Note 4 for further discussion on restrictions)	52,934	63,635
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$73,396	$105,279

	Nine Months Ended
	September 30, 2018	September 30, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,109	$11,697

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$1,974	$3,134
Capitalized accretion of debt discount and amortization of prepaid financing costs	1,825	3,844
Issuance of common stock for legal settlement	—	453
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Capital Partners LLC, through its affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Company’s Executive Chairman of the Board of Directors controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this standard when it becomes effective, on January 1, 2019, and expects to elect the optional transition relief method. The Company has an internal project team that is currently evaluating the impact this standard will have on its financial statements, accounting systems and related disclosures; for operating leases in which the Company is the lessee, it will recognize a right-of-use asset and associated lease liability upon adoption.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This standard will replace today's yield-to-maturity approach, which generally requires amortization of premium over the life of the instrument. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. This ASU will have an impact on the Company's disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. As part of the FASB's disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans. The FASB eliminated disclosure requirements related to the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, if any, information related to Japanese Welfare Pension Insurance Law, information about the amount of future annual benefits covered by insurance contracts and significant transactions between the employer or related parties and the plan, and the disclosure of the effects of a one-percentage-point change in the assumed health care cost trend rates on the (1) aggregate of the service and interest cost components of net periodic benefit costs and the (2) benefit obligation for postretirement health care benefits. Entities will be required to disclose the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates as well as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for public entities for annual periods beginning after

December 15, 2020. Early adoption is permitted as of the beginning of any annual reporting period. This ASU will have an impact on the Company's disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires companies to defer specified implementation costs in a cloud computing arrangement that are often expensed under current US GAAP and recognize these costs to expense over the noncancellable term of the arrangement. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

Recently Issued Financial Reporting Rules

In August 2018, the SEC adopted the final rule under SEC Release 33-10532, Disclosure Update and Simplification, which amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are part of the SEC’s ongoing disclosure effectiveness initiative. The amendments eliminate redundant and duplicative requirements including, but not limited to, the ratio of earnings to fixed charges, outdated regulatory disclosures, certain accounting policies about derivative instruments and specific SEC disclosures that are also required under current US GAAP. The amendments may expand current disclosures for certain companies, specifically the requirement to disclose the change in stockholders' equity for the current and comparative quarter and year-to-date interim periods. The amended rules will become effective November 5, 2018 and will be applied to any filings after that date. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company does not expect these final rules to have a material impact on its disclosures and financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU No. 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption was permitted as of the beginning of any interim or annual reporting period. The Company adopted this standard effective with reporting periods beginning on January 1, 2017 and added required disclosures pursuant to ASC No. 2016-18 to its condensed consolidated statements of cash flows.

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

In February 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result of the retrospective adoption of this standard, for the three and nine months ended September 30, 2017, the Company reclassified $0.1 million and $0.2 million, respectively, from marketing, general and administrative expense to other income (expense). The service cost component of periodic benefit cost is the only cost that remains in income from operations; all other periodic benefit costs, including interest cost, expected return on plan assets and amortization of amounts deferred from previous periods are now reflected outside of income from operations and reflected in the other income (expense) line item on the Company's condensed consolidated statements of operations. There were no other changes to the Company's condensed consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. Part I of this ASU reduces the complexity associated with accounting for certain financial instruments with down round features. Part II of this ASU recharacterizes the indefinite deferral provisions described in Topic 480: Distinguishing Liabilities from Equity. It does not have an accounting effect. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this ASU on October 1, 2017. The Company evaluated its debt and related derivative instruments and determined that this standard did not have an impact on the Company's condensed consolidated financial statements or related disclosures.

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

Impact on Financial Statements

The following tables summarize the impact of the adoption of ASC 606 on the Company’s condensed consolidated financial statements. As noted above, the change in accounting policy related to the deferral of costs to obtain a contract and the accrual of estimated contract breakage to revenue based on historical usage patterns of existing contracts resulted in the most significant change to the Company’s condensed consolidated financial statements. The impact on the Company's financial statements related to the change in accounting policy related to 1) deferred costs to obtain a contract are primarily reflected in the marketing, general and administrative as well as the intangible and other assets, net, lines in the tables below and 2) the accrual of estimated contract breakage to revenue is reflected primarily in the service revenue and deferred revenue lines in the tables below. Amounts presented in the tables below are in thousands.

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2018

	Impact on change in accounting policy
	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As reported	Impact of ASC 606	Legacy GAAP	As reported	Impact of ASC 606	Legacy GAAP
Service revenue	$29,898	$(1,243)	$28,655	$83,903	$(98)	$83,805
Subscriber equipment sales	5,794	(200)	5,594	14,264	(281)	13,983
Cost of subscriber equipment sales	4,426	(138)	4,288	10,768	(202)	10,566
Marketing, general and administrative	15,061	(26)	15,035	42,280	(176)	42,104
Other	1,331	14	1,345	(2,682)	(28)	(2,710)
Net income	9,019	(1,293)	7,726	89,937	27	89,964
Comprehensive income	9,519	(1,293)	8,226	92,737	27	92,764

Net income per common share:
Basic	$0.01	$—	$0.01	$0.07	$—	$0.07
Diluted	0.01	—	0.01	0.07	—	0.07

Condensed Consolidated Balance Sheet
As of September 30, 2018

	Impact on change in accounting policy
	September 30, 2018
	As reported	Impact of ASC 606	Legacy GAAP
Accounts receivable, net	$20,471	$(419)	$20,052
Prepaid expenses and other current assets	8,800	199	8,999
Intangible and other assets, net	38,097	(1,996)	36,101
Deferred revenue, current and long-term	40,789	770	41,559
Retained earnings (deficit)	(1,478,272)	3,066	(1,475,206)

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017 (1)	September 30, 2018	September 30, 2017 (1)
Service revenue:
Duplex	$12,213	$10,576	$31,130	$27,496
SPOT	12,957	11,248	39,787	32,838
Simplex	3,542	2,903	9,847	7,845
IGO	257	260	682	847
Other	929	1,082	2,457	2,825
Total service revenue	29,898	26,069	83,903	71,851

Subscriber equipment sales:
Duplex	$432	$777	$1,613	$2,288
SPOT	2,871	1,410	6,212	4,461
Simplex	2,318	2,192	5,968	4,171
IGO	141	54	347	523
Other	32	(44)	124	(61)
Total subscriber equipment sales	5,794	4,389	14,264	11,382

Total revenue	$35,692	$30,458	$98,167	$83,233

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

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017 (1)	September 30, 2018	September 30, 2017 (1)
Service revenue:
United States	$21,096	$17,809	$59,581	$49,744
Canada	5,723	5,283	15,003	13,441
Europe	2,462	2,150	7,113	6,104
Central and South America	527	701	1,708	2,191
Others	90	126	498	371
Total service revenue	29,898	26,069	83,903	71,851

Subscriber equipment sales:
United States	$3,414	$2,921	$8,469	$7,035
Canada	1,121	722	2,264	2,264
Europe	765	416	2,194	1,191
Central and South America	370	315	1,096	868
Others	124	15	241	24
Total subscriber equipment sales	5,794	4,389	14,264	11,382

Total revenue	$35,692	$30,458	$98,167	$83,233

(1) As noted above, prior periods have not been adjusted under the modified retrospective method of adoption.

Contract Balances

The following table discloses information about accounts receivable, costs to obtain a contract, and contract liabilities from contracts with customers (amounts in thousands):

	September 30, 2018	January 1, 2018
Accounts receivable	$20,471	$17,113
Capitalized costs to obtain a contract	2,070	2,265
Contract liabilities	40,789	37,799

Accounts Receivable

Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. Receivables are uncollateralized, without interest, and consist primarily of receivables from the sale of Globalstar services and equipment. For service customers, payment is generally due within thirty days of the invoice date and for equipment customers, payment is generally due within thirty to sixty days of the invoice date, or, for some customers, may be made in advance of shipment. Included in the accounts receivable balance in the table above are contract assets, which represent primarily unbilled amounts related to performance obligations satisfied by the Company, of $0.5 million and $0.1 million as of September 30, 2018 and January 1, 2018, respectively.

The Company has agreements with certain of its IGOs whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of September 30, 2018, $9.1 million related to these agreements were included in accounts receivable on the Company’s condensed consolidated balance sheet.

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for bad debts based on factors such as current trends, the length of time the receivables are past due and historical collection experience. Accounts receivable are considered past due in accordance with the contractual terms of the arrangements. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After attempts to collect a receivable have failed, the receivable is written off against the allowance. During the three and nine months ended September 30, 2018, impairment losses on receivables from contracts with customers were $0.4 million and $2.2 million, respectively, including both provisions for bad debt and the reversal of revenue for accounts where collectability is not reasonably assured.

Costs to Obtain a Contract

Capitalized costs to obtain a contract include certain deferred subscriber acquisition costs which are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. The Company’s subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. The Company capitalizes incremental costs to obtain a contract to the extent it expects to recover them. These capitalized contract costs include only internal and external initial activation commissions because these costs are considered incremental and would not have been incurred if the contract had not been obtained. These capitalized costs are included in other assets on the Company’s condensed consolidated balance sheet and are amortized to marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations on a straight-line basis over the estimated contract term of three years. For the three and nine months ended September 30, 2018, the amount of amortization related to previously capitalized costs to obtain a contract was $0.4 million and $1.2 million, respectively.

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

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer for which it has previously received consideration from a customer. As of September 30, 2018, the total transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was $40.8 million. As discussed above, revenue is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized during the nine months ended September 30, 2018 from performance obligations included in the contract liability balance at the beginning of the period was $27.1 million.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of September 30, 2018, the Company expects to recognize $35.0 million, or approximately 86%, of its remaining performance obligations during the next twelve months and $2.9 million, or approximately 7%, between two to seven years from the balance sheet date. The remaining $2.9 million, or approximately 7%, is related to a single contract and will be recognized as work is performed by the Company, the timing of which is currently unknown. The Company has applied the practical expedient pursuant to ASC 606 allowing for limited disclosure of contract liabilities with a remaining duration of one year or less.

3. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,291	$1,195,426
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	257,865	48,710
Construction in progress:
Ground component	16,498	227,167
Next-generation software upgrades	1,633	12,414
Other	2,307	2,575
Total Globalstar System	1,506,075	1,518,773
Internally developed and purchased software	25,902	16,132
Equipment	10,929	9,966
Land and buildings	3,141	3,322
Leasehold improvements	2,003	1,969
Total property and equipment	1,548,050	1,550,162
Accumulated depreciation	(644,060)	(579,043)
Total property and equipment, net	$903,990	$971,119

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. In connection with the 2018 launch of Sat-Fi2TM, the first device to operate on the Company's upgraded ground network, the Company placed into service the portion of the next-generation ground component (including associated developed technology and software upgrades), which represents the gateways currently capable of supporting commercial traffic. The remaining ground component of construction in progress represents costs (including capitalized interest) associated with the Company's contracts primarily with Hughes Network Systems, LLC (“Hughes”) and Ericsson Inc. (“Ericsson”) for the Company's ground infrastructure in certain regions around the world, of which the majority is expected to be placed into service in the coming months.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of September 30, 2018 and December 31, 2017, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of September 30, 2018, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	September 30, 2018			December 31, 2017
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$428,323	$26,815	$401,508	$467,256	$34,459	$432,797
Loan Agreement with Thermo	116,105	23,629	92,476	106,054	26,333	79,721
8.00% Convertible Senior Notes Issued in 2013	1,363	—	1,363	1,348	—	1,348
Total Debt	545,791	50,444	495,347	574,658	60,792	513,866
Less: Current Portion	87,732	—	87,732	79,215	—	79,215
Long-Term Debt	$458,059	$50,444	$407,615	$495,443	$60,792	$434,651

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

The Facility Agreement is scheduled to mature in December 2022. As of September 30, 2018, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 3.75% through June 2019, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. (“BPIFAE”) (formerly COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

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

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company anticipates that it will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended December 31, 2018. The source of funds for any needed Equity Cure Contribution has not yet been fully arranged. As of September 30, 2018, the Company was in compliance with respect to the covenants of the Facility Agreement.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of the debt service reserve account funds is restricted to making principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable by the Company on the next payment date. As of September 30, 2018, the balance in the debt service reserve account was $52.9 million, which is classified as restricted cash on the Company's condensed consolidated balance sheet.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2018, $72.6 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of September 30, 2018, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

Subject to certain conditions set forth in the Indenture, the Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. As of September 30, 2018, the 2013 8.00% Notes have not been redeemed by the Company.

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

As of September 30, 2018, holders had converted a total of $55.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 98.5 million shares of voting common stock. There were no conversions during the three and nine month periods ending September 30, 2018.

Holders who convert 2013 8.00% Notes may receive conversion shares over a 40-consecutive trading day settlement period. Accordingly, the portion of converted debt is extinguished on an incremental basis over the 40-day settlement period, reducing the Company's outstanding debt balance. As of September 30, 2018, no conversions had been initiated but not yet fully settled.

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

The Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 2013 8.00% Notes (April 1, 2018) using an effective interest rate method. Due to significant conversions since issuance, the entire debt discount has been recorded to interest expense resulting in no balance as of September 30, 2018. The Company is marking to market the fair value of the compound embedded derivative liability at the end of each reporting period, or more frequently as deemed necessary, and as of the date of a significant conversion, with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a Monte Carlo simulation model.

5. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(617)	$(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	(81,424)	(226,659)
Total derivative liabilities	$(82,041)	$(227,985)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate cap	$—	$—	$—	$(3)
Compound embedded derivative with the 2013 8.00% Notes	322	2,949	709	(7,247)
Compound embedded derivative with the Loan Agreement with Thermo	38,737	75,891	145,235	12,183
Total derivative gain	$39,059	$78,840	$145,944	$4,933

Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations. The value of the interest rate cap was approximately zero as of September 30, 2018 and December 31, 2017, respectively.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations and its condensed consolidated statements of cash flows as an operating activity. The Company determined the fair value of its compound embedded derivative liabilities using a Monte Carlo simulation model. See Note 6: Fair Value Measurements for further discussion. Consistent with the classification of the 2013 8.00% Notes as current debt on the Company's condensed consolidated balance sheet, the Company has classified this derivative liability as current on its condensed consolidated balance sheet at September 30, 2018.

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

Recurring Fair Value Measurements

The following tables provide a summary of the financial liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	—	—	(617)	(617)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(81,424)	(81,424)
Total liabilities measured at fair value	$—	$—	$(82,041)	$(82,041)

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	—	—	(1,326)	(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(226,659)	(226,659)
Total liabilities measured at fair value	$—	$—	$(227,985)	$(227,985)

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 5: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	September 30, 2018
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 95%	2.9%	$0.73	25%	$0.51
Compound embedded derivative with the Loan Agreement with Thermo	40% - 95%	2.9%	$0.73	25%	$0.51

	December 31, 2017
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	78%	1.4%	$0.73	27%	$1.31
Compound embedded derivative with the Loan Agreement with Thermo	40% - 77%	2.2%	$0.73	27%	$1.31

Fluctuation in the Company’s stock price is one of the primary drivers for the changes in the derivative valuations during each reporting period. As the stock price decreases, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s condensed consolidated balance sheets. Additionally, stock price volatility is a significant unobservable input used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Increases in expected volatility would generally result in a higher fair value measurement.

Probability of a change of control is another significant unobservable input used in the fair value measurement of the Company’s derivative instruments. Subject to certain restrictions in each indenture, the Company’s debt instruments contain certain provisions whereby holders may require the Company to purchase all or any portion of the convertible debt instrument upon a change of control. A change of control will occur upon certain changes in the ownership of the Company or certain events relating to the trading of the Company’s common stock. The simulated fair value of the derivative liabilities above is sensitive to changes in the assumed probabilities of a change of control. Increases in the assumed probability of a change of control in the short-term would generally result in a lower fair value measurement, while increases in the assumed probability of a change of control in the long-term would generally result in a higher fair value measurement.

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivatives within the Company’s 2013 8.00% Notes and Loan Agreement with Thermo included the following inputs and features: payment-in-kind interest payments, make-whole premiums, a 40-day stock issuance settlement period upon conversion, estimated maturity date, and the principal balance of each loan at the balance sheet date. There are also certain put and call features within the 2013 8.00% Notes that impact the valuation model.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$(121,100)	$(355,075)	$(227,985)	$(281,171)
Derivative adjustment related to conversions	—	32,000	—	32,000
Unrealized gain, included in derivative gain	39,059	78,840	145,944	4,936
Balance at end of period	$(82,041)	$(244,235)	$(82,041)	$(244,235)

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

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$92,476	$70,929	$79,721	$54,936
2013 8.00% Notes	1,363	770	1,348	1,295

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’s work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. The releases became effective on December 31, 2012. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million in its condensed consolidated balance sheet during the second quarter of 2012. As discussed above, the statute of limitations for Thales to enforce the arbitration award pursuant to the Federal Arbitration Act has expired. As such, the Company believes that payment of the contract termination charge is not probable and removed this liability from its condensed consolidated balance sheet during the second quarter of 2018. Nevertheless, there can be no assurance that Thales would not or could not seek some alternative means to pursue all or a portion of the €17.5 million contract termination charge, which would be defended vigorously by the Company.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of September 30, 2018, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore, it would survive any termination of the Settlement Agreement. As of September 30, 2018, no party had terminated the Settlement Agreement.

Securities Claim

On September 25, 2018, a shareholder action was filed against the Company, members of the Board of Directors, Thermo Companies, Inc., and certain members of Globalstar management in the Court of Chancery of the State of Delaware, captioned Mudrick Capital Management, LP, et al. v. Monroe, et al., C.A. No. 2018-0699-TMR (the "Action"). In the Action, plaintiffs allege that individuals named as director defendants and Thermo Companies, Inc. violated their fiduciary duties in connection with certain outreach to third parties related to a possible monetization of the Company's spectrum, the Company's October 2017 offering, the Agreement and Plan of Merger with GBS Acquisitions, Inc., Thermo Acquisitions, Inc., and Thermo Development, Inc. dated April 24, 2018 (the "Merger Agreement"), which has since been terminated, and certain related transactions. Plaintiffs also allege that certain directors of the Company were unjustly enriched by certain restricted stock awards, that James Monroe III breached his fiduciary duties by purportedly trading while in possession of the Company's proprietary information, and that the non-director management defendants aided and abetted the directors’ alleged breaches of fiduciary duty. The Action seeks a declaratory judgment on the above allegations, damages, and an award of attorneys' fees and costs for bringing the Action and also in connection with a demand to inspect certain books and records of the Company, a now-adjudicated lawsuit seeking to enforce the demand in the Delaware Court of Chancery (the "Books and Records Matters"), and in connection with the termination of the Merger Agreement. The Company is identified as a defendant as to the direct claim for certain attorneys' fees and costs. All other claims are purported to be brought derivatively on behalf of the Company. The Company intends to vigorously defend against the litigation and expects the other defendants to do so as well.

In connection with the Action described above, the plaintiffs’ claims for damages from the Company are limited to the payment of certain attorneys' fees and costs. The Company evaluated the facts and circumstances under applicable accounting guidance and determined that, as a defendant in the Action and as an indemnitor to certain other defendants, a loss for such attorneys' fees and costs is reasonably possible; however, an estimate for potential losses or range of losses under the Action cannot be made at this time. As such, the Company has not recorded an accrual related to the Action described above for the period ended September 30, 2018. Additionally, as the Company is also a nominal plaintiff in the Action, the Company evaluated the facts and circumstances under applicable accounting guidance and determined that a gain resulting from certain claims described above may be possible; however, at this time, any such gain is not estimable nor realizable. As such, the Company has not recorded a gain related to the Action described above for the period ended September 30, 2018. The Company continues to review and evaluate its accounting conclusions in light of developments of this Action.

During the nine months ended September 30, 2018, the Company incurred approximately $2.4 million in legal and other adviser costs resulting from the Action and the Books and Records Matters, which are recorded in marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations. The Company expects that these costs are at least partially covered by the Company’s directors and officers insurance policy, subject to the retention and limits provided in the policy. According to ASC 450, a recovery related to a contingent loss (e.g., insurance recovery) is a contingent gain. Recovery of a recorded contingent loss shall be recognized only when realization of the recovery is deemed probable and reasonably estimable. Costs incurred in connection with a books and records demand are subject to a $250,000 sublimit. Until additional coverage is confirmed by the Company’s insurance carrier, the Company has recorded a receivable of $250,000 as partial recovery of the costs incurred in connection with the Books and Records Matters with an offsetting reduction to marketing, general and administrative expenses during the quarter ended September 30, 2018 as the Company believes that collection of at least this amount is probable under the terms of its insurance policy.

Business Economic Loss Claim

In May 2018, the Company concluded the settlement of a business economic loss claim in which it was an absent member in a tort class action lawsuit. The Company will receive proceeds of $7.4 million, net of legal fees, related to this settlement. The cash proceeds will be received in equal installments in January 2019 and January 2020, respectively. During the second quarter of 2018, the Company recorded the present value of the proceeds of $6.8 million and a discount of $0.6 million. The present value of the net proceeds of $6.8 million was recorded in other income on the Company's condensed consolidated statement of operations. The discount of $0.6 million was recorded on the Company's condensed consolidated balance sheet and is being accreted to interest income over the term of the receivable using the effective interest method.

Other Litigation

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

8. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.6 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively. This increase is related to the timing of payment of expenses incurred by Thermo on behalf of the Company related to the Merger Agreement.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses, which include non-cash expenses that the Company accounts for as a contribution to capital, relate to services provided by certain executive officers of Thermo. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. The expenses charged to the Company were $0.2 million during each of the three months ended September 30, 2018 and 2017 and $0.6 million during each of the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the principal amount outstanding under the Loan Agreement with Thermo was $116.1 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $81.4 million. During the three months ended September 30, 2018 and 2017, interest accrued on the Loan Agreement was approximately $3.5 million and $3.1 million, respectively. During the nine months ended September 30, 2018 and 2017, interest accrued on the Loan Agreement was approximately $10.0 million and $8.9 million, respectively.

On April 24, 2018, Globalstar entered into the Merger Agreement with GBS Acquisitions, Inc., a Delaware corporation and wholly owned subsidiary of Globalstar (“Merger Sub”), Thermo Acquisitions, Inc., a Delaware corporation (“Thermo Acquisitions”), the stockholders of Thermo Acquisitions (collectively, the “Thermo Stockholders,” and each, individually, a “Thermo Stockholder”), and Thermo Development, Inc., in its capacity as the representative of the Thermo Stockholders as set forth therein (the “Stockholders’ Representative”). Thermo Acquisitions is controlled by James Monroe III, Executive Chairman of the Board of Directors of Globalstar and former Chief Executive Officer of Globalstar. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into Thermo Acquisitions with Thermo Acquisitions continuing as the surviving corporation and a wholly owned subsidiary of Globalstar (the “Merger”). The transaction was unanimously recommended by the Special Committee of the Board of Directors of Globalstar, consisting entirely of disinterested independent directors, and unanimously approved by the full Board of Directors. On July 31, 2018, Globalstar, following the unanimous recommendation of its Special Committee of independent directors, and the Stockholders’ Representative, terminated the Merger Agreement by mutual written agreement by entering into a Termination of Agreement and Plan of Merger, between Globalstar and the Stockholders’ Representative. In addition, on July 31, 2018, the Voting Agreement between Globalstar and certain of its stockholders terminated in accordance with its terms as a result of the termination of the Merger Agreement. No termination fees are payable in connection with the termination of the Merger Agreement.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$9,019	$52,406	$89,937	$(66,489)
Effect of dilutive securities:
2013 8.00% Notes	28	388	66	—
Loan Agreement with Thermo	4,387	2,520	10,256	—
Income (loss) to common stockholders plus assumed conversions	$13,434	$55,314	$100,259	$(66,489)
Weighted average common shares outstanding:
Basic shares outstanding	1,264,516	1,169,993	1,263,416	1,137,854
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	2,370	7,364	5,661	—
2013 8.00% Notes	1,867	2,157	2,087	—
Loan Agreement with Thermo	159,047	166,391	177,756	—
Diluted shares outstanding	1,427,800	1,345,905	1,448,920	1,137,854
Net income (loss) per share:
Basic	$0.01	$0.04	$0.07	$(0.06)
Diluted	0.01	0.04	0.07	(0.06)

For the nine months ended September 30, 2017, 171.5 million shares of potential common stock were excluded from diluted shares outstanding because the effects of assuming issuance of these potentially dilutive securities would be anti-dilutive.

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$22,750	$11,627	$16,915	$(21,394)	$29,898
Subscriber equipment sales	260	5,144	1,695	(1,305)	5,794
Total revenue	23,010	16,771	18,610	(22,699)	35,692
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,825	1,556	2,429	(1,381)	9,429
Cost of subscriber equipment sales	176	4,259	1,297	(1,306)	4,426
Marketing, general and administrative	10,706	1,468	22,911	(20,024)	15,061
Depreciation, amortization and accretion	25,041	52	(355)	—	24,738
Total operating expenses	42,748	7,335	26,282	(22,711)	53,654
Income (loss) from operations	(19,738)	9,436	(7,672)	12	(17,962)
Other income (expense):
Interest income and expense, net of amounts capitalized	(13,360)	(5)	7	—	(13,358)
Derivative gain	39,059	—	—	—	39,059
Equity in subsidiary earnings (loss)	3,170	(2,571)	—	(599)	—
Other	(112)	23	1,431	(11)	1,331
Total other income (expense)	28,757	(2,553)	1,438	(610)	27,032
Income (loss) before income taxes	9,019	6,883	(6,234)	(598)	9,070
Income tax expense	—	5	46	—	51
Net income (loss)	$9,019	$6,878	$(6,280)	$(598)	$9,019
Comprehensive income (loss)	$9,019	$6,878	$(5,906)	$(472)	$9,519

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$20,018	$10,163	$14,678	$(18,790)	$26,069
Subscriber equipment sales	55	3,524	1,762	(952)	4,389
Total revenue	20,073	13,687	16,440	(19,742)	30,458
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,460	1,523	2,819	(1,487)	9,315
Cost of subscriber equipment sales	8	2,494	1,354	(951)	2,905
Marketing, general and administrative	5,685	1,268	19,911	(17,319)	9,545
Depreciation, amortization and accretion	19,250	116	49	—	19,415
Total operating expenses	31,403	5,401	24,133	(19,757)	41,180
Income (loss) from operations	(11,330)	8,286	(7,693)	15	(10,722)
Other income (expense):
Loss on extinguishment of debt	(6,306)	—	—	—	(6,306)
Interest income and expense, net of amounts capitalized	(8,895)	(5)	(51)	(3)	(8,954)
Derivative gain	78,840	—	—	—	78,840
Equity in subsidiary earnings (loss)	754	(3,202)	—	2,448	—
Other	(657)	(182)	471	(17)	(385)
Total other income (expense)	63,736	(3,389)	420	2,428	63,195
Income (loss) before income taxes	52,406	4,897	(7,273)	2,443	52,473
Income tax expense	—	5	62	—	67
Net income (loss)	$52,406	$4,892	$(7,335)	$2,443	$52,406
Comprehensive income (loss)	$52,406	$4,892	$(8,243)	$2,449	$51,504

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$66,554	$30,993	$48,929	$(62,573)	$83,903
Subscriber equipment sales	511	12,541	4,266	(3,054)	14,264
Total revenue	67,065	43,534	53,195	(65,627)	98,167
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	19,827	4,444	7,591	(3,878)	27,984
Cost of subscriber equipment sales	382	10,350	3,091	(3,055)	10,768
Marketing, general and administrative	29,173	3,989	67,852	(58,734)	42,280
Revision to contract termination charge	(20,478)	—	—	—	(20,478)
Depreciation, amortization and accretion	65,434	216	935	—	66,585
Total operating expenses	94,338	18,999	79,469	(65,667)	127,139
Income (loss) from operations	(27,273)	24,535	(26,274)	40	(28,972)
Other income (expense):
Interest income and expense, net of amounts capitalized	(31,081)	(9)	24	50	(31,016)
Derivative gain	145,944	—	—	—	145,944
Gain on legal settlement	6,779	—	—	—	6,779
Equity in subsidiary earnings (loss)	(3,950)	(12,199)	—	16,149	—
Other	(482)	140	(2,302)	(38)	(2,682)
Total other income (expense)	117,210	(12,068)	(2,278)	16,161	119,025
Income (loss) before income taxes	89,937	12,467	(28,552)	16,201	90,053
Income tax expense	—	21	95	—	116
Net income (loss)	$89,937	$12,446	$(28,647)	$16,201	$89,937
Comprehensive income (loss)	$89,937	$12,446	$(25,945)	$16,299	$92,737

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$56,315	$29,365	$38,775	$(52,604)	$71,851
Subscriber equipment sales	182	9,517	4,603	(2,920)	11,382
Total revenue	56,497	38,882	43,378	(55,524)	83,233
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	19,003	4,351	7,966	(3,995)	27,325
Cost of subscriber equipment sales	74	7,317	3,306	(2,918)	7,779
Marketing, general and administrative	16,513	3,384	57,176	(48,637)	28,436
Depreciation, amortization and accretion	57,302	518	164	—	57,984
Total operating expenses	92,892	15,570	68,612	(55,550)	121,524
Income (loss) from operations	(36,395)	23,312	(25,234)	26	(38,291)
Other income (expense):
Loss on extinguishment of debt	(6,306)	—	—	—	(6,306)
Gain (loss) on equity issuance	2,705	—	(35)	—	2,670
Interest income and expense, net of amounts capitalized	(26,479)	(6)	(152)	5	(26,632)
Derivative gain	4,933	—	—	—	4,933
Equity in subsidiary earnings (loss)	(2,461)	(10,712)	—	13,173	—
Other	(2,486)	(619)	475	(24)	(2,654)
Total other income (expense)	(30,094)	(11,337)	288	13,154	(27,989)
Income (loss) before income taxes	(66,489)	11,975	(24,946)	13,180	(66,280)
Income tax expense	—	14	195	—	209
Net income (loss)	$(66,489)	$11,961	$(25,141)	$13,180	$(66,489)
Comprehensive income (loss)	$(66,489)	$11,961	$(26,905)	$13,177	$(68,256)

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,812	$11,454	$3,196	$—	$20,462
Restricted cash	52,934	—	—	—	52,934
Accounts receivable, net of allowance	6,883	9,245	4,343	—	20,471
Intercompany receivables	1,029,012	803,742	95,461	(1,928,215)	—
Inventory	6,507	5,231	1,329	—	13,067
Prepaid expenses and other current assets	6,174	532	2,094	—	8,800
Total current assets	1,107,322	830,204	106,423	(1,928,215)	115,734
Property and equipment, net	871,946	996	31,043	5	903,990
Intercompany notes receivable	5,600	—	6,436	(12,036)	—
Investment in subsidiaries	(253,026)	40,156	49,034	163,836	—
Intangible and other assets, net	34,830	366	2,913	(12)	38,097
Total assets	$1,766,672	$871,722	$195,849	$(1,776,422)	$1,057,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$87,732	$—	$—	$—	$87,732
Accounts payable	4,788	3,869	868	—	9,525
Accrued expenses	16,512	7,318	5,169	—	28,999
Intercompany payables	756,701	822,739	348,736	(1,928,176)	—
Payables to affiliates	645	—	—	—	645
Derivative liabilities	617	—	—	—	617
Deferred revenue	1,711	26,179	7,141	—	35,031
Total current liabilities	868,706	860,105	361,914	(1,928,176)	162,549
Long-term debt, less current portion	407,615	—	—	—	407,615
Employee benefit obligations	4,450	—	—	—	4,450
Intercompany notes payable	6,436	—	5,600	(12,036)	—
Derivative liabilities	81,424	—	—	—	81,424
Deferred revenue	5,392	348	18	—	5,758
Other non-current liabilities	549	324	3,052	—	3,925
Total non-current liabilities	505,866	672	8,670	(12,036)	503,172
Stockholders’ equity (deficit)	392,100	10,945	(174,735)	163,790	392,100
Total liabilities and stockholders’ equity	$1,766,672	$871,722	$195,849	$(1,776,422)	$1,057,821

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

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$11,458	$7,412	$898	$—	$19,768
Cash flows used in investing activities:
Second-generation network costs (including interest)	(4,629)	—	(1,258)	—	(5,887)
Property and equipment additions	(4,140)	(900)	(306)	—	(5,346)
Purchase of intangible assets	(1,904)	—	(44)	—	(1,948)
Net cash used in investing activities	(10,673)	(900)	(1,608)	—	(13,181)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(38,933)	—	—	—	(38,933)
Proceeds from issuance of common stock and exercise of options and warrants	395	—	—	—	395
Net cash used in financing activities	(38,538)	—	—	—	(38,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	68	—	68
Net increase (decrease) in cash, cash equivalents and restricted cash	(37,753)	6,512	(642)	—	(31,883)
Cash, cash equivalents and restricted cash, beginning of period	96,499	4,942	3,838	—	105,279
Cash, cash equivalents and restricted cash, end of period	$58,746	$11,454	$3,196	$—	$73,396

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$7,884	$6,721	$2,023	$—	$16,628
Cash flows used in investing activities:
Second-generation network costs (including interest)	(6,812)	—	(50)	—	(6,862)
Property and equipment additions	(3,395)	(563)	(75)	—	(4,033)
Purchase of intangible assets	(2,099)	—	(575)	—	(2,674)
Net cash used in investing activities	(12,306)	(563)	(700)	—	(13,569)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(21,695)	—	—	—	(21,695)
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—	—	—	33,000
Payment of debt restructuring fee	(20,795)	—	—	—	(20,795)
Payments for debt and equity issuance costs	(413)	—	—	—	(413)
Proceeds from issuance of stock to Terrapin	12,000	—	—	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	642	—	—	—	642
Net cash provided by financing activities	2,739	—	—	—	2,739
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	216	—	216
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,683)	6,158	1,539	—	6,014
Cash, cash equivalents and restricted cash, beginning of period	45,242	1,327	1,644	—	48,213
Cash, cash equivalents and restricted cash, end of period	$43,559	$7,485	$3,183	$—	$54,227

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

Overview

Mobile Satellite Services Business

Globalstar, Inc. ("we", "us" or the "Company") provides Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. By providing wireless communications services in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity. We offer voice and data communication services over our network of in-orbit satellites and our active ground stations (“gateways”), which we refer to collectively as the Globalstar System.

We currently provide the following communications services via satellite. These services are available only with equipment designed to work on our network:

•
two-way voice communication and data transmissions using mobile or fixed devices, including our GSP-1700 phone, our Globalstar 9600TM hotspot, two generations of our Sat-Fi, and other fixed and data-only devices ("Duplex");

•
one-way or two-way communication and data transmissions using mobile devices, including our SPOT family of products, such as SPOT XTM, SPOT Gen3 and Trace, that transmit messages and the location of the device ("SPOT"); and

•
one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial Simplex products, such as our battery- and solar-powered SmartOne, STX-3 and STINGR ("Simplex").

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2018 and 2017

Revenue

Total revenue increased by $5.2 million, or approximately 17%, to $35.7 million for the three months ended September 30, 2018 from $30.5 million for the same period in 2017. Total revenue increased by $14.9 million, or approximately 18%, to $98.2 million for the nine months ended September 30, 2018 from $83.3 million for the same period in 2017.

For the three and nine months ended September 30, 2018, the total revenue increase was driven by a $3.8 million and $12.0 million increase in service revenue, respectively, due primarily to increases in ARPU across all of our core product categories. Also contributing to the total revenue increase for both periods was an increase of $1.4 million and $2.9 million, respectively, in revenue from subscriber equipment sales resulting primarily from Simplex and SPOT products.

Effective January 1, 2018, we adopted Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). We adopted this standard using the modified retrospective method and, as such, prior period amounts reflected in the tables and discussion below have not been adjusted.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$12,213	34%	$10,576	35%	$31,130	32%	$27,496	33%
SPOT	12,957	36	11,248	37	39,787	41	32,838	40
Simplex	3,542	10	2,903	10	9,847	10	7,845	9
IGO	257	1	260	1	682	1	847	1
Other	929	3	1,082	3	2,457	3	2,825	3
Total	$29,898	84%	$26,069	86%	$83,903	87%	$71,851	86%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$432	1%	$777	3%	$1,613	1%	$2,288	3%
SPOT	2,871	8	1,410	5	6,212	6	4,461	5
Simplex	2,318	7	2,192	6	5,968	6	4,171	5
IGO	141	—	54	—	347	—	523	1
Other	32	—	(44)	—	124	—	(61)	—
Total	$5,794	16%	$4,389	14%	$14,264	13%	$11,382	14%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average number of subscribers for the period:
Duplex	66,004	72,468	67,581	73,621
SPOT	292,521	289,265	292,424	285,229
Simplex	361,472	314,601	348,535	309,718
IGO	26,196	36,894	31,408	37,499
Other	1,007	1,432	1,149	1,531
Total	747,200	714,660	741,097	707,598

ARPU (monthly):
Duplex	$61.68	$48.64	$51.18	$41.50
SPOT	14.76	12.96	15.12	12.79
Simplex	3.27	3.08	3.14	2.81
IGO	3.27	2.35	2.41	2.51

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

Service Revenue

Duplex service revenue increased 15% and 13%, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017 due primarily to an increase in ARPU. ARPU increased 27% and 23% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, contributing $2.6 million and $5.9 million, respectively, to the total Duplex service revenue increases. The increase in ARPU was driven primarily by price increases for certain of our legacy rate plans to align our rate plans with our service levels. The ARPU increase was also impacted by the adoption of ASC 606, which requires the accrual of contract breakage to revenue over the customer’s contract term based on historical usage patterns. This methodology results in a change in the timing of when revenue is recognized when compared to the prior year’s financial statements, which was reported under ASC 605. During the third quarter of 2018, more expiration revenue was recognized than would have been recorded under legacy GAAP. On a year-to-date basis, there is minimal impact on ARPU from this new accounting treatment. See Note 2: Revenue to our condensed consolidated financial statements for further discussion. A decrease in average subscribers of 9% and 8% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively, offset partially the increase in ARPU. This decrease was due to lower gross activations resulting from fewer equipment sales over the last twelve months. The decline in the average subscriber base negatively impacted Duplex service revenue by $1.0 million and $2.3 million, respectively, during the three and nine months ended September 30, 2018.

SPOT service revenue increased 15% and 21%, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to increases in both ARPU and the average subscriber base. ARPU increased 14% and 18% for the three and nine month periods ended September 30, 2018 compared to the same periods in 2017. This ARPU increase resulted in higher SPOT service revenue of $1.6 million and $6.1 million, respectively, during the three and nine months ended September 30, 2018. Higher ARPU was driven primarily by rate plan increases. The blend of subscribers in the SPOT base also impacts ARPU. For instance, rate plans for new subscribers activating our SPOT Gen3 and SPOT XTM devices are higher than our current blended ARPU, whereas SPOT Trace subscribers activate on rate plans lower than current ARPU levels. The average number of SPOT subscribers increased 1% and 3%, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017 driven by sustained levels of gross subscriber activations and lower churn. The increase in our average SPOT subscriber base contributed $0.1 million and $0.8 million, respectively, for the three and nine months ended September 30, 2018, to the total SPOT service revenue increase.

Simplex service revenue increased 22% and 26% for the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to increases in both ARPU and average subscribers in the respective periods. The increase in ARPU contributed $0.2 million and $1.0 million, respectively, and the increase in average subscribers contributed $0.4 million and $1.0 million, respectively, to higher Simplex service revenue during the three and nine months ended September 30, 2018. Expansion into new markets, increased usage and price increases drove the increase in Simplex service revenue.

Other service revenue decreased $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017. These decreases were driven primarily by the timing and amount of revenue we recognized related to government contracts.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.3 million and $0.7 million, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The decrease during both periods was due to a decline in the volume and pricing of our GSP-1700 phones and related accessories sold as we continue to deplete our remaining inventory. The decrease in revenue from GSP-1700 devices was offset partially by sales of Sat-Fi2TM, our new second-generation Duplex device, which launched in April 2018. Sales of this device were slower than expected as we focus on improving usability and solving mass production issues.

Revenue from SPOT equipment sales increased $1.5 million and $1.8 million, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017. These increases were driven primarily by sales of our new SPOT XTM product, which launched in May 2018, as well as changes in sales promotions, which impacted the selling prices and volume of our Gen3 and Trace devices. Sales of SPOT XTM were negatively impacted by certain production issues that we expect to resolve in the near future.

Revenue from Simplex equipment sales increased $0.1 million and $1.8 million, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017. In connection with the launch of our new SmartOne Solar™ device in March 2018, we recognized $1.2 million and $3.3 million of revenue during the three and nine months ended September 30, 2018, respectively. During the third quarter of 2017, we sold $1.3 million of our SmartOne tracking devices to support disaster recovery efforts related to hurricane activity last year. This activity did not recur in 2018.

Operating Expenses

Total operating expenses increased $12.5 million, or 30%, to $53.7 million for the three months ended September 30, 2018 from $41.2 million for the same period in 2017. Total operating expenses increased $5.6 million, or 5%, to $127.1 million for the nine months ended September 30, 2018 from $121.5 million for the same period in 2017. The increase in total operating expenses for both periods was driven primarily by an increase in depreciation, amortization and accretion expense as well as legal and advisor costs incurred related to the Merger Agreement and associated litigation. Offsetting the increase in operating expenses for the nine month period was a $20.5 million revision to our contract termination charge with Thales (see further discussion below).

Cost of Services

Cost of services increased $0.1 million and $0.7 million, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017.

For the three and nine months ended September 30, 2018, the increase in cost of services was driven by higher personnel and contractor costs of $0.2 million for both periods due to the timing of capital projects and an increase in maintenance, support costs and related technology amortization related to our ground network of $0.2 million and $1.4 million, respectively; these increases were offset by lower research and development costs of $0.4 million and $1.0 million, respectively, due to the release of new products in 2018 in all of our core equipment categories. Other smaller items contributed to the remaining change for both periods.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $1.5 million and $3.0 million, respectively, for the three and nine months ended September 30, 2018 from the same periods in 2017. These increases are generally consistent with the increases in revenue generated from subscriber equipment sales. Contributing to nearly all of the increase are costs related to sales of two new products launched earlier this year, our SPOT XTM and SmartOne Solar™.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $5.5 million and $13.8 million, respectively, for three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase in both periods was driven by costs incurred for consultants and other advisors related to strategic opportunities, including the proposed merger (and related litigation) discussed in Note 8: Related Party Transactions and Note 7: Contingencies, the monetization of our spectrum and other business development efforts. In total, for the three and nine months ended September 30, 2018, these items increased $4.2 million and $11.1 million, respectively, of which the majority was directly associated with the proposed merger and subsequent litigation. Increases in subscriber acquisition costs of $0.4 million and $1.2 million, respectively, also contributed to the increase in marketing, general and administrative expenses for the three and nine month periods due to the timing of certain promotions and event sponsorships as we continue to expand our global consumer footprint. Finally, we also had an increase in personnel costs and stock based compensation for the three and nine months of $0.5 million and $1.2 million, respectively, resulting from increased headcount particularly at the senior management level, as well as an increase bad debt expense of $0.3 million for both periods. Other smaller items contributed to the remaining change.

Revision to contract termination charge

In May 2018, the statute of limitations for Thales to enforce the arbitration award pursuant to the Federal Arbitration Act expired. Accordingly, we believe that payment of the contract termination charge is not probable, and we removed this liability from our condensed consolidated balance sheet during the second quarter of 2018, resulting in a reduction in operating expenses of €17.5 million, or $20.5 million. See Note 7: Contingencies for further discussion.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased $5.3 million and $8.6 million, respectively, for the three and nine months ended September 30, 2018 from the same periods in 2017.

During 2018, we placed into service approximately $220.9 million of construction in progress (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure. The costs placed into service represent primarily the gateways capable of supporting commercial traffic from the recently launched Sat-Fi2TM, the first device to work on our upgraded network. We expect depreciation expense for these assets to be approximately $4.4 million per quarter for an estimated life of fifteen years.

As of September 30, 2018, we had $16.5 million in construction in progress related to the remaining costs (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure in certain regions around the world. We will place these assets into service when they are deployed.

Other Income (Expense)

Loss on Extinguishment of Debt

We recorded a non-cash loss on extinguishment of debt of $6.3 million during 2017 due to the conversion of a significant portion of our 2013 8.00% Notes. During the third quarter of 2017, holders of $16.0 million principal amount of 2013 8.00% Notes converted their notes, resulting in the issuance of 26.4 million shares of our common stock. The fair value of these shares exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt. See Note 3: Long-Term Debt and Other Financing Arrangements, Note 4: Derivatives and Note 5: Fair Value Measurements in our 2017 Annual Report for further discussion. Similar transactions did not occur in 2018.

Gain on Equity Issuance

Gain on equity issuance was $2.7 million during 2017. There was no gain or loss on equity issuance for the three and nine months ended September 30, 2018. Gains and losses on equity issuance are driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash.

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

Interest Income and Expense

Interest income and expense, net, increased $4.4 million during each of the three and nine months ended September 30, 2018, compared to the same periods in 2017.

For the three months ended September 30, 2018, the increase in interest expense, net, was driven by a reduction in capitalized interest of $4.6 million due primarily to a reduction in our construction in progress balance related to our ground network, which results in lower interest eligible to be capitalized. As discussed above, we placed approximately $220.9 million of assets into service during 2018, which decreased our construction in progress balance. Gross interest costs increased $0.1 million due to an increase in interest expense on our Facility Agreement from a higher LIBOR-based interest rate and a higher principal balance outstanding on our Loan Agreement with Thermo offset by lower interest related to our 2013 8.00% Notes as the principal balance decreased significantly due to conversions in 2017. This increase in interest expense was offset by an increase in interest income of $0.3 million, resulting primarily from a higher balance in our restricted cash account.

For the nine months ended September 30, 2018, the increase in interest expense, net, was driven by a reduction in capitalized interest of $5.6 million offset by a decrease in gross interest costs of $0.4 million and an increase in interest income of $0.8 million. Both interest expense and income were affected by the items discussed above.

Derivative Gain

Derivative gain was $39.1 million for the three months ended September 30, 2018, compared to a $78.8 million for the same period in 2017 and was $145.9 million for the nine months ended September 30, 2018, compared to $4.9 million for the same period in 2017.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs impact the value including stock price volatility, discount rate, maturity date and changes in the principal amount of notes outstanding. See Note 6: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Gain on Legal Settlement

In May 2018, we concluded the settlement of a business economic loss claim in which we will receive proceeds of $7.4 million, net of legal fees. The cash proceeds will be received in equal installments in January 2019 and January 2020. During the second quarter of 2018, we recorded $6.8 million, the present value of such proceeds, as other income in our condensed consolidated statement of operations. See Note 7: Contingencies for further discussion.

Other

Other income (loss) fluctuated by $1.7 million to income of $1.3 million for the three months ended September 30, 2018 from a loss of $0.4 million for the same period in 2017 and remained flat at a loss of $2.7 million for both the nine months ended September 30, 2018 and 2017. Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. We also record the non-operating components of net periodic benefit cost to other income (loss), which did not fluctuate significantly during the respective periods.

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

As of September 30, 2018, we held cash and cash equivalents of $20.5 million and restricted cash of $52.9 million, consisting of the balance in our debt service reserve account under the Facility Agreement. The Facility Agreement restricts the use of these funds to making principal and interest payments under the Facility Agreement. We also expect a certain undetermined amount of cash to be required to be held as collateral to address any liability arising from potential charge-backs to our credit card processor given the growth in both volume and amount of our annual service subscriptions, among other factors. We are evaluating our options for amount and timing of collateral and alternative credit card processing vendors. If such collateral is required, we would need to obtain a waiver under the Facility Agreement.

As of December 31, 2017, we held cash and cash equivalents of $41.6 million and had $63.6 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $87.7 million and $407.6 million, respectively, at September 30, 2018, compared to $79.2 million and $434.7 million, respectively, at December 31, 2017. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At September 30, 2018, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes because we currently intend on redeeming such notes in the near future if our stock price exceeds the conversion price of the notes. Accordingly, any such redemption is expected to result in the conversion of the notes by the holders in lieu of a cash payment by us at par value. The decrease in our total debt balance was due primarily to a principal payment of $38.9 million made under the Facility Agreement in June 2018. This was offset partially by a higher carrying value of the Loan Agreement with Thermo due to interest accruing on that debt and a higher carrying value of the Facility Agreement due to accretion of the debt discounts and debt financing costs.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We anticipate that we will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ending December 31, 2018. The source of funds for any needed Equity Cure Contribution has not yet been fully arranged. As of September 30, 2018, we were in compliance with the covenants of the Facility Agreement.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use the debt service reserve account funds only to make principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable on the next payment date. As of September 30, 2018, the balance in the debt service reserve account was $52.9 million and classified as restricted cash on our condensed consolidated balance sheets.

Our indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus 3.75% through June 2019, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annual in arrears in June and December of each calendar year. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE). Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Thermo Agreements

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2018, the principal amount outstanding was $116.1 million, including $72.6 million of interest that had accrued since 2009 under to the Loan Agreement.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.73 (as adjusted) per share of common stock. As of September 30, 2018, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, as discussed further below. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. The holders did not exercise this option on April 1, 2018.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of September 30, 2018, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Cash Flows for the nine months ended September 30, 2018 and 2017

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$19,768	$16,628
Net cash used in investing activities	(13,181)	(13,569)
Net cash provided by (used in) financing activities	(38,538)	2,739
Effect of exchange rate changes on cash, cash equivalents and restricted cash	68	216
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,883)	$6,014

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the nine months ended September 30, 2018 was $19.8 million compared to $16.6 million during the same period in 2017. This increase was due to higher net income, after adjusting for non-cash items, offset partially by unfavorable changes in certain operating assets and liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities was $13.2 million for the nine months ended September 30, 2018 compared to $13.6 million for the same period in 2017. This decrease was driven primarily by lower second-generation network additions in 2018 as we placed into service the portion of the next-generation ground component (including associated developed technology and software upgrades) currently capable of supporting commercial traffic. This decrease was offset partially by higher miscellaneous property and equipment additions during 2018 as we incurred costs to bring our newly developed products into production, including software and other back office efforts.

Cash Flows Provided by (Used in) Financing Activities

Cash used in financing activities was $38.5 million for the nine months ended September 30, 2018 compared to cash provided by financing activities of $2.7 million for the same period in 2017. The change in financing activities was driven primarily by proceeds from sales of common stock in 2017 that did not recur in 2018; offset slightly by lower debt service payments year over year.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2018, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2018.

(b) Changes in internal control over financial reporting.

As of September 30, 2018, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Termination of Agreement and Plan of Merger (Exhibit 10.1 to Form 8-K filed August 1, 2018)

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* means incorporated by reference from Exhibit to Form 8-K filed August 1, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	November 1, 2018	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)