Form 10-K
period 2018-12-31
Globalstar, Inc.
filed 2019-02-28
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-33117

 GLOBALSTAR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1351 Holiday Square Blvd.
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
Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $283.0 million.

As of February 22, 2019, 1,448,027,328 shares of voting common stock and no shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

Duplex Two-Way Voice and Data Products

Mobile Voice and Data Satellite Communications Services and Equipment

We provide mobile voice and data services to a wide variety of commercial, government and recreational customers for remote business continuity, recreational, emergency response and other applications. We offer our services for use only with equipment designed to work on our network. Subscribers typically pay an initial activation fee, a monthly usage fee for a fixed or unlimited number of minutes, and fees for additional services such as voicemail, call forwarding, short messaging, email, data compression and internet access. Extra fees may also apply for non-voice services, roaming and long-distance. We regularly monitor our service offerings in accordance with customer demands and market changes and offer pricing plans such as bundled minutes, annual plans and unlimited plans.

We offer the GSP-1700 phone, which includes a user-friendly color LCD screen and a variety of accessories. We believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones. We are the only MSS provider using Qualcomm Incorporated's ("Qualcomm") patented CDMA technology that we believe provides superior voice quality when compared to competitive handsets. We no longer manufacture the GSP-1700 phone. Instead, we sell refurbished GSP-1700 phones to new subscribers through our existing distribution channels. These phones are generally obtained through a buyback program that we have in place to purchase devices from deactivated subscribers in order to address demand for handsets.

Our most recent voice and data solution is Sat-Fi2TM, which is the next-generation model of our original Sat-Fi. Sat-Fi2TM is the first product to operate using our second-generation ground infrastructure, resulting in higher data speeds, enhanced applications and improved performance. With Sat-Fi2TM, our customers can use their Wi-Fi enabled smartphones and tablets to send and receive communications via the Globalstar System when traveling beyond cellular service, achieving a level of seamless connectivity not offered before. We believe Sat-Fi2TM is superior to other competitors' products released to date, providing the fastest, most affordable, mobile satellite data speeds and the clearest voice communications in the MSS industry. Through a convenient smartphone app that enables connectivity between a Wi-Fi-enabled device and the Sat-Fi satellite hot spot, subscribers can easily send and receive email and SMS messages and make voice calls from their own device any time they are in range of a Sat-Fi2TM device. We believe Sat-Fi2TM represents a major step forward in our desire to integrate seamlessly our mobile satellite capabilities into the communications services that people use on a daily basis.

We also offer the Globalstar 9600™, a first-generation Duplex accessory, that our customers can use with a smartphone app to pair seamlessly with their existing satellite phone to send and receive email over the Globalstar System. This affordable data hotspot is ideal for remote workforces in industries such as energy and construction to communicate via email, send status reports, download local weather and send pictures. Our marine customers also benefit from the ease of use and the ability to affordably send data and make voice calls beyond cellular.

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

SPOT Consumer Retail Products

The SPOT product family has initiated over 6,000 rescues since its launch in 2007. Averaging nearly two rescues per day, SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to hundreds of thousands of users, completely independent of cellular coverage. We are not aware of any other competitive offering that can match the life-saving record of our SPOT family of products. As we continue to innovate and grow the SPOT family of products, we are committed to providing affordable life-saving products to an expanding target market of millions of people globally.

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

SPOT Satellite GPS Messenger

We began commercial sales of the first SPOT products and services when we introduced the SPOT Personal Tracker in 2007. Since 2007, we continue to innovate this product and have released another three generations of our SPOT Satellite GPS Messenger to the market. The most recent generations of SPOT devices which we currently sell include SPOT Gen3 and SPOT XTM. Compared to earlier generations of our SPOT Satellite GPS Messenger, SPOT Gen3 offers enhanced functionality with more tracking features, improved battery performance and more power options, including rechargeable and USB direct line power. The product also enables users to transmit messages to a specific preprogrammed email address, phone or data device, including a request for assistance and an “SOS” message in the event of an emergency. SPOT XTM, which was launched in May 2018, has new keyboard functionality to allow subscribers to send and receive SMS messages along with improved tracking and SOS functions.

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

SPOT Trace

SPOT Trace is a cost effective anti-theft and asset tracking device. SPOT Trace ensures cars, motorcycles, boats, ATVs, snowmobiles and other valuable assets are where they need to be, notifying owners via email or text when movement is detected anytime, using 100% satellite technology to provide location-based messaging and emergency notification for on or off the grid communications.

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels, including Bass Pro Shops, Cabela's, Fry's Electronics, REI, Sportsman's Warehouse, West Marine and Amazon. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com, as well as through certain of our IGOs.

Commercial Simplex One-Way Transmission Products

Simplex service is a one-way data service from a commercial Simplex device over the Globalstar System that can be used to track and monitor assets. Our subscribers currently use our Simplex devices for tracking, such as cargo containers and rail cars; to monitor utility meters; and to monitor oil and gas assets, as well as a host of other applications. At the heart of the Simplex service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server located in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army, the U.S. Air Force, the National Oceanic and Atmospheric Administration (“NOAA”), the U.S. Forest Service and the U.K. Ministry of Defence, as well as other organizations, including BP, Shell and The Salvation Army.

We designed our Simplex service to address the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers are able to realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

We offer small Satellite Transmitter chipsets, such as the STX-3 and STINGR, which enable an integrator’s products to access our Simplex network. We also offer complete products that utilize these transmitters. Our Simplex units, including the enterprise-grade SmartOne family of asset-ready tracking units, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges. Partnering with existing third party technology providers, we are developing IoT-focused Simplex products to connect existing and new users and accelerate deployment of a Globalstar IoT product suite. Launched in March 2018, our SmartOne Solar™ device is the first of these IoT-focused products. It is solar-powered and supports similar functionality to our SmartOne suite of products without the need to recharge batteries or line power the device, with an expected life of up to eight years. These features will result in a longer field life than existing devices. Solar-powered devices are also expected to take advantage of our network's ability to support multiple billions of daily transmissions assuming an average message size of 90 characters. We are also developing M2M products that support two-way communications allowing for both tracking and control of assets in our coverage footprint.

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

Other New Product Initiatives

We continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. New product initiatives are underway and expected to expand our satellite communications business by effectively leveraging our network capabilities and expanding distribution relationships. We are in the process of developing a two-way emergency messaging and tracking device for the automotive market, a derivative of Sat-Fi2TM specifically designed for the maritime industry and a miniaturized satellite-based tracking device.

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

Set forth below is a list of IGOs as of December 31, 2018:

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

In December 2018, we entered into a binding asset purchase agreement with the owners of our IGO in Argentina whereby we will purchase certain fixed assets and related government authorizations in connection with the operation of this IGO. We expect the asset purchase to close in 2019, subject to the satisfaction of certain conditions. Accordingly, we have included our IGO in Argentina in the table above as of December 31, 2018.

Other Services

We also provide engineering services to assist our commercial and government customers in developing new applications related to our system and to engineer and install new gateways that use our system. These services include hardware and software designs to develop specific applications operating over our network, as well as the installation of gateways and antennas.

Our Spectrum and Regulatory Structure

We benefit from a world-wide allocation of radio frequency spectrum in the international radio frequency tables administered by the International Telecommunications Union (“ITU”). Access to this globally harmonized spectrum enables us to design satellites, networks and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. In addition, this broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadband applications.

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

Terrestrial Authority for Globalstar's Licensed 2.4 GHz Spectrum

In December 2016, the FCC unanimously adopted a Report and Order permitting us to seek modification of our existing MSS licenses to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum at 2483.5 to 2495 MHz throughout the United States of America and its Territories, covering approximately 328 million people. In August 2017, the FCC modified Globalstar's MSS licenses, granting us authority to provide terrestrial broadband services over a portion of our satellite spectrum. Specifically, the FCC modified Globalstar's space station authorization and our blanket mobile earth station license to permit a network using 11.5 MHz of our authorized Big LEO mobile-satellite service spectrum. We will need to comply with certain conditions in order to provide terrestrial broadband service, including obtaining FCC certifications for our equipment that will utilize this spectrum authority.

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have been seeking approvals in various international jurisdictions. To date, we have received terrestrial authorizations in certain countries. We expect this global effort to continue for the foreseeable future while we seek additional terrestrial approvals to internationally harmonize our S-band spectrum across the entire 16.5 MHz authority for terrestrial mobile broadband services.

We expect our terrestrial authority will allow future partners to develop high-density dedicated networks using the TD-LTE protocol for densification of cellular networks, as well as meeting the growing demand for stand-alone, private LTE networks by government and enterprise customers. We believe that our offering has competitive advantages over other conventional commercial spectrum allocations. Such other allocations must meet minimum population coverage requirements, which effectively prohibit the exclusive use of most carrier spectrum for dedicated small cell deployments. In addition, low frequency carrier spectrum is not physically well suited to high-density small cell topologies, and mmWave spectrum is subject to range and attenuation limitations. We believe that our licensed 2.4 GHz band holds physical, regulatory and ecosystem qualities that distinguish it from other current and anticipated allocations, and that it is well positioned to balance favorable range, capacity and attenuation characteristics.

In December 2018, we were successful in obtaining approval to create a new defined band class, Band 53, from the Third Generation Partnership Project (3GPP) for our 2.4 GHz terrestrial spectrum. Band 53 can now be utilized in the U.S. as a standalone resource providing a pathway for our terrestrial spectrum to be integrated into handset and infrastructure ecosystems. Additional follow-on 3GPP specifications and approvals are expected in the future.

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

We have contracts with Hughes Network Systems, LLC ("Hughes") and Ericsson, Inc. ("Ericsson") for our second-generation ground network. Hughes designed, supplied and implemented the Radio Access Network ("RAN") network equipment and software upgrades for installation at a number of our gateways. Hughes also provided the satellite interface chips to be used in our various second-generation devices. Ericsson developed, implemented, and installed our ground interface, or core network, system at our gateways. The second-generation Ericsson core links our Hughes RANs to the PSTN, cellular networks and Internet. We have additional second-generation RANs that are not yet deployed; we will select locations for further deployment based on coverage optimization, including possible gateway acquisitions.

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

Competition

The global communications industry is highly competitive. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Our most direct competition comes from other global MSS providers. Our two largest global competitors are Inmarsat and Iridium. We compete primarily on the basis of coverage, quality, portability and pricing of services and products. In recent years, advancements in technology have also encouraged non-traditional companies to enter the market and request consideration from the FCC and international regulators to provide satellite communication services through a variety of constellations.

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

Iridium owns and operates a fleet of low earth orbit satellites. Iridium provides voice and data communications to businesses, United States and foreign governments, non-governmental organizations and consumers. Iridium markets products and services that are similar to those marketed by us. Additionally, Garmin's inReach Explorer and inReach Mini devices provide two-way tracking with SOS capabilities, Honeywell Global Tracking has a personal tracking unit that enables a smartphone with satellite tracking and messaging capabilities and Somewear has a satellite hotspot; these products work on Iridium's satellite network.

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

United States International Traffic in Arms Regulations and United States Export Administration Regulations

The United States International Traffic in Arms regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. The President has delegated this authority to the U.S. Department of State, Directorate of Defense Trade Controls. United States Export Administration Regulations enforced by the United States Bureau of Industry and Security, as well as regulations enforced by the United States Office of Foreign Assets Control regulate the export of certain products, services, and associated technical data. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. Some information involved in the performance of our operations falls within the scope of these regulations. As a result, we may have to obtain an export authorization or restrict access to that information by international companies that are our vendors or service providers. We have received and expect to continue to receive export licenses for covered articles and technical data shared with approved parties outside the United States. We also are subject to restrictions related to transactions with persons subject to United States or foreign sanctions. These regulations, enforced by the United States Office of Foreign Assets Control, limit our ability to offer services and equipment to certain parties or in certain areas.

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

No one customer was responsible for more than 10% of our revenue in 2018, 2017 or 2016.

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil, Venezuela and other countries. In 2018, approximately 31% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 2: Revenue in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - We face special risks by doing business in international markets and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas.

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2019 and 2035. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and allowed some previously-granted foreign patents to lapse based on (a) the significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility agreement (the “Facility Agreement”).

Employees

As of December 31, 2018, we had 353 employees, 24 of whom were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

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

Services and Equipment

Sales of services accounted for approximately 85%, 87% and 86% of our total revenues for 2018, 2017, and 2016, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 15%, 13% and 14% of our total revenues for 2018, 2017, and 2016, respectively.

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
Prior to 2014 our ability to generate revenue and cash flow was impacted adversely by our inability to offer commercially acceptable levels of Duplex service due to the degradation of our first-generation constellation. As a result, we improved the design of our second-generation constellation to last twice as long in space and have 40% greater capacity compared to our first-generation constellation. Since we launched our first-generation satellites, most of our first-generation satellites have failed in orbit or have been retired, and we expect the remaining first-generation satellites to be retired in the future. Despite working closely with satellite manufacturers to determine the causes of anomalies and mitigate them in second-generation satellites and to provide for intrasatellite redundancies for certain critical components to minimize or eliminate service disruptions in the event of failure, anomalies are likely to be experienced in the future, whether due to the types of anomalies described above or arising from the failure of other systems or components, and intrasatellite redundancy may not be available upon the occurrence of such anomalies. There can be no assurance that, in these cases, it will be possible to restore normal operations. Where service cannot be restored, the failure could cause the satellite to have less capacity available for service, to suffer performance degradation, or to cease operating prematurely, either in whole or in part. We cannot guarantee that we could successfully develop and implement a solution to these anomalies.

 In order to maintain commercially acceptable service long-term, we must obtain and launch additional satellites from time to time. We cannot provide any assurance that negotiations with satellite manufacturers will be successful or at commercially reasonable prices.
Our ground stations required upgrades to enable us to integrate our second-generation technology and services. We entered into various contracts to upgrade our ground network. During 2016 we completed this work according to the Hughes and Ericsson contracts. In connection with the 2018 launch of Sat-Fi2 TM, the first device to operate on our upgraded ground network, we placed into service the portion of the next-generation ground component (including associated developed technology and software upgrades), which represents the gateways currently capable of supporting commercial traffic. Certain other gateways around the world are expected to be placed into service in the coming months. The installation of RANs at additional sites outside the scope of the core Hughes contract will occur over time, and the completion of these upgrades may not be successful.
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
It is possible that the actual orbital lives of one or more of our existing satellites may also be shorter than originally anticipated. Further, on some of our satellites it is possible that the total available payload capacity may need to be reduced prior to the satellite reaching its end-of-orbital life. We periodically review the expected orbital life of each of our satellites using current engineering data. A reduction in the orbital life of any of our satellites could result in a reduction of the revenues generated by that satellite, the recognition of an impairment loss and an acceleration of capital expenditures. To the extent we are required to reduce the available payload capacity prior to the end of a satellite's orbital life, our revenues from the satellite would be reduced. The potential impact on our revenues from a reduction in the orbital life of one or more satellites may also vary depending on the satellite's orbital location as well as the type of device and service a customer is using.
Replacing a satellite upon the end of its service life will require us to make significant expenditures.
To ensure no disruption in our business and to prevent loss of customers, we may be required to commence a multi-year process to construct and launch replacement satellites prior to the expected end of service life of the satellites then in orbit. There can be no assurance that we will have sufficient cash, cash flow or be able to obtain third party or shareholder financing to fund such expenditures on favorable terms, if at all. Should we not have sufficient funds available to replace our satellites, it could have a material adverse effect on our results of operations, business prospects and financial condition.

The implementation of our business plan depends on increased demand for wireless communications services via satellite (including IoT applications) as well as via terrestrial mobile broadband networks, both for our existing services and products and for new services and products. If this increased demand does not occur, our revenues and profitability may not increase as we expect.
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
 We plan to introduce additional Duplex, SPOT and Simplex products and services (including further expansion in the IoT market) as well as low-power terrestrial mobile broadband services. However, we cannot predict with certainty the potential longer-term demand for these products and services or the extent to which we will be able to meet demand. Our business plan assumes growing our subscriber base beyond levels achieved in the past.
The success of our business plan will depend on a number of factors, including but not limited to:

•	our ability to maintain the health, capacity and control of our satellites;

•	our ability to maintain the health of our ground network;

•	our ability to influence the level of market acceptance and demand for our products and services;

•	our ability to introduce new products and services that meet this market demand;

•	our ability to retain current customers and obtain new customers;

•	our ability to obtain additional business using our existing and future spectrum authority both in the United States and internationally;

•	our ability to control the costs of developing an integrated network providing related products and services, as well as our future terrestrial mobile broadband services;

•	our ability to market successfully our Duplex, SPOT and Simplex products and services;

•	our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;

•	our ability to sell our current inventory;

•	the cost and availability of user equipment that operates on our network;

•	the effectiveness of our competitors in developing and offering similar products and services and in persuading our customers to switch service providers;

•	our ability to successfully predict market trends;

•	our ability to hire and retain qualified executives, managers and employees;

•	our ability to provide attractive service offerings at competitive prices to our target markets; and

•	our ability to raise additional capital on acceptable terms when required.
We incurred operating losses in the past three years, and these losses are likely to continue.
 We incurred operating losses of $47.4 million, $68.4 million and $63.3 million in 2018, 2017, and 2016, respectively. These losses resulted, in part, from depreciation expense related to our second-generation satellites, which were placed into service in 2010, 2011 and 2013, and ground infrastructure, which began to be placed into service in 2018. We designed our second-generation network to have a 15-year life, and we expect that we will continue to recognize high levels of depreciation expense commensurate with its estimated useful life.
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
As of December 31, 2018, our current sources of liquidity include cash on hand ($15.2 million), restricted cash ($60.3 million) and future cash flows from operations. Our operating expenses for the twelve-month period ended December 31, 2018 were $177.5 million, which include a non-recurring recovery of $20.5 million related to the revision of our contract termination charge with Thales Alenia Space ("Thales") (see Note 9: Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion).
Our short-term and long-term liquidity requirements include primarily paying our debt service obligations and funding our operating costs. We may have other obligations of which the timing is unknown, including if any of our contingent liabilities crystallize, such as an award for plaintiffs’ legal fees and expenses related to the shareholder action (described in Note 9: Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report) and additional legal fees and expenses that we will incur in connection with this matter. We are working with our insurance provider with respect to coverage under our insurance policy with regard to this matter, but cannot guarantee that our insurance provider will cover any or all amounts in excess of the $1.5 million retention under our insurance policy. We expect that our current sources of liquidity will be insufficient to meet our obligations for the next twelve months. Additionally, beyond the next twelve months, we expect that our future cash flows from operations may be insufficient to meet our longer-term obligations.
Restrictions in our Facility Agreement limit the types of financings we may undertake. In addition, the Facility Agreement provides that we must deposit at least 80% of the net cash proceeds received from equity issuances, subordinated indebtedness or any equity contribution to us or one of our subsidiaries through December 31, 2019 into a restricted deposit account which can be used only for paying down obligations under the Facility Agreement. This obligation significantly restricts our liquidity. See Note 5: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt agreements. We cannot assure you that we will be able to obtain additional financing when required on reasonable terms or at all. If we cannot obtain it in a timely manner, we may be unable to execute our business plan and fulfill our financial commitments.
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
 We derive a large portion of our revenue from products and services sold through independent agents, dealers and resellers, including, outside the United States, IGOs. Although we derive most of our revenue from sales to end users in the United States, Canada, a portion of Western Europe, Central America and portions of South America, either directly or through agents, dealers and resellers, we depend on IGOs to purchase, install, operate and maintain gateway equipment, to sell our products, and to market our services in other regions where these IGOs hold exclusive or non-exclusive rights.
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

We have a limited supply of remaining Duplex handsets and rely on a limited number of key vendors for timely supply of equipment and services. If our key vendors fail to provide equipment and services to us, we may face difficulties in finding alternative sources and may not be able to operate our business successfully.
 We have a limited quantity of our Duplex handsets remaining in inventory and have not contracted with a manufacturer to produce additional phone inventory. We have initiated a "buy-back" program with former customers and we have seen meaningful success re-offering refurbished handsets into the market in an effort to mitigate the lack of new handset inventory. However, the number of devices received from the "buy-back" may not be sufficient to meet our customers' demand. Additionally, in some cases our contract manufacturers provide us with other equipment inventory and obtain FCC certification of the devices we sell. If these manufacturers do not take on future orders or fail to perform under our current contracts, we may be unable to continue to produce and sell this equipment to customers at a reasonable cost to us or there may be delays in production and sales.
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
 Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our mobile satellite services in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Venezuela, Brazil, Central America, Argentina and Africa. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions. For example, the Venezuelan government has frequently modified its currency laws over the past several years, resulting in significant devaluation of the bolivar, resulting in Venezuela being considered a highly inflationary economy.
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
Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro, and the Brazilian real. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 31% and 32% of our total sales were to customers primarily located in Canada, Europe, Central America, and South America during 2018 and 2017, respectively. Our results of operations for 2018 and 2017 included net losses of $3.1 million and $2.2 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.
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
We sell our products and services in the United Kingdom (the “UK”) and throughout Europe. In particular, the United Kingdom is the largest market in Europe for our SPOT product family. On June 23, 2016, the UK voted in an advisory referendum for the UK to leave the European Union (the “EU”) and, subsequently, on March 29, 2017, the UK government began the formal process of leaving the EU. The exit process (commonly referred to as “Brexit”) will involve the negotiation of new trade and other agreements.
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
Satellite-based Competitors
There are currently three other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, and Inmarsat. ORBCOMM Inc. is also a competitor in the M2M market. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with particular competitive pricing strategies. We also face competition on the basis of coverage and specialized industries, such as maritime and governmental.
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
As of December 31, 2018, the principal balance of our debt obligations was $510.5 million, consisting of $389.4 million under the Facility Agreement, $119.7 million outstanding under the Loan Agreement with Thermo and $1.4 million under the 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes"). Our significant indebtedness could have several consequences, including: increasing our vulnerability to adverse economic, industry or competitive developments; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, return of capital to shareholders, and future business opportunities; restricting us from making strategic acquisitions; limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; restricting us from paying dividends to our shareholders and limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are not as highly leveraged as us and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting. Additionally, even though our debt agreements place limits on our ability to incur additional debt, we may incur additional debt in the future which could further exacerbate these risks.

Restrictive covenants in our Facility Agreement may limit our operating and financial flexibility and our inability to comply with these covenants could have significant implications.
Our Facility Agreement contains a number of significant restrictions and covenants. See Note 5: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. Complying with these restrictive covenants, as well as the financial and other non-financial covenants in the Facility Agreement and certain of our other debt obligations, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. The Facility Agreement includes a limitation on capital expenditures at any time in connection with spectrum rights to the lesser of (1) $20 million and (2) 20% of proceeds from equity raises from January 1, 2017 through December 31, 2019, which may prohibit us from making certain capital expenditures that we consider accretive to our business and would otherwise make. In addition, we needed an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended December 31, 2018. We anticipate that we will also need Equity Cure Contributions for periods thereafter, subject to the provisions of the Facility Agreement. The source of funds for these Equity Cure Contributions has not yet been arranged. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the Facility Agreement would permit the lenders to accelerate the indebtedness under the Facility Agreement. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate that indebtedness. See Part II, Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Report for further discussion.
Pursuing strategic transactions may cause us to incur additional risks.
We may pursue acquisitions, joint ventures, partnerships or other strategic transactions on an opportunistic basis. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These may include legal, operational, financial and other costs and risks. For instance, in 2018, we incurred approximately $11.2 million for consultants and other advisors related to the now-terminated merger (and related litigation) discussed in Note 11: Related Party Transactions and Note 9: Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Report.
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
We collect and store data, including our customers' personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security, including the EU's General Data Protection Regulation that became effective in 2018. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations. In addition, we could have liability to end users that allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputation and the loss of customers which could materially impact our results of operations and cash flows.
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
Our insurance may not adequately cover losses related to claims brought against us, which could be material. For instance, in connection with the Action (described in Note 9: Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report), the Plaintiff's claims for damages from us are limited to the payment of certain attorneys' fees and costs for bringing the Action and also in connection with a demand to inspect certain of our books and records.  We have incurred legal fees and expenses in connection with these matters and we may incur additional legal fees and expenses in the future. We expect that these costs will be at least partially covered by our directors and officers insurance policy, subject to the $1.5 million retention and other limits provided in the policy; however, we cannot guarantee that our insurance provider will agree.
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
General Liability Insurance In-Orbit Exposures
Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2019. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference and interference with the use of property.
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
As a result of our acquisition of an IGO in Brazil during 2008, we are exposed to potential pre-acquisition tax liabilities, for which we have been indemnified by the previous owners. As of December 31, 2018, and 2017, we recorded a tax liability of $0.4 million and $1.4 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners.
We continuously monitor these contingencies and work with the Brazilian tax authority to settle any remaining unpaid contingencies. We may also be exposed to other pre-acquisition liabilities for which we may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.
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
For instance, our Simplex business is heavily concentrated in the oil and gas industry and was negatively impacted by the downturn in this industry in recent years. For example, our largest customer during 2017 and 2018 is a reseller to oil and gas companies. Concentrations of customers in other industries may further increase trade credit risk of our business.
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
Additionally, in July 2017, the Financial Conduct Authority in the United Kingdom ("FCA") announced the phase out the Libor rate, no longer requiring financial institutions to make Libor submissions after 2021. Our Facility Agreement provides for a fallback rate in the event Libor is unable to be determined. At this time, we cannot provide assurance of the impact this Libor phase out will have on our financial statements and internal processes.

The loss of skilled management and personnel could impair our operations.
Our performance is substantially dependent on the performance and institutional knowledge of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management, scientific or technical staff or the inability to attract key employees may significantly delay or prevent the achievement of business objectives by diverting management’s attention to retention matters and could have a material adverse effect on our business, operating results and financial condition.
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
We have been in the past from time to time, and may be in the future, subject to litigation and investigations that could have a substantial, adverse impact on our business.
From time to time we are subject to litigation, including claims related to our business activities. We have also been in the past from time to time, and may be in the future, subject to investigations by regulators and governmental agencies, including from the United States Department of the Treasury's Office of Foreign Assets Control, the United States Department of Commerce, Bureau of Industry and Security and the United States Immigration and Customs Enforcement. Irrespective of its merits, litigation and investigations may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. In our opinion there is no pending litigation, investigation, dispute or claim that could have a material adverse effect on our financial condition, results of operations or liquidity. However, we may be wrong in this assessment. Additionally, in the future we may become subject to additional litigation that could have a material adverse effect on our financial position and operating results, on the trading price of our securities and on our ability to access the capital markets.
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
Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites, ground stations, or other terrestrial facilities (including those necessary to provide ancillary terrestrial component "ATC" services) as required by our licenses and applicable government regulations could result in the imposition of government sanctions against us, up to and including cancellation of our licenses.
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
Our business plan includes utilizing approximately 11.5 MHz of our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, around the world. In support of these plans, in December 2016, the FCC adopted a Report and Order establishing rules that permit us to offer such services. In August 2017, the FCC modified Globalstar's MSS licenses, granting it authority to provide terrestrial broadband services over its satellite spectrum at 2483.5 MHz to 2495.0 MHz. Globalstar’s MSS licenses, including its terrestrial authority, are valid through various terms, which we expect to renew. In addition, we will need to comply with certain conditions in order to provide terrestrial broadband service under its MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority. We are seeking similar approvals in various foreign jurisdictions, including applying for licenses and commencing due diligence efforts. We cannot guarantee that such efforts will be successful. We are currently engaged in the process of selecting a strategic partner (or multiple partners) for operating these spectrum licenses. If we encounter delays in engaging one or more partners or other delays or obstacles in implementing our business plan to use licensed MSS spectrum to provide terrestrial wireless services, our anticipated future revenues and profitability could be reduced. We can provide no assurance that that we will be successful in monetizing the value of these licenses.
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
We registered our second-generation constellation with the ITU through France rather than the United States. The French radio frequency spectrum regulatory agency, ANFR, submitted the technical papers filing to the ITU on our behalf in July 2009. As with the first-generation constellation, the ITU requires us to coordinate our spectrum assignments with other administrators and operators that use any portion of our spectrum frequency bands. We are actively engaged in but cannot predict how long the coordination process will take; however, we are able to use the frequencies during the coordination process in accordance with our national licenses.
In March 2014, the FCC adopted an order related to the 5 GHz band which, among other things, expanded the use of unlicensed terrestrial mobile broadband services within our C-band Forward Link (Earth Station to Satellite) which operates at 5091-5250 MHz. As part of this order, the FCC adopted certain technical requirements for the expanded unlicensed use within our licensed spectrum which were intended to protect our services from harmful interference. However, since the FCC order has been adopted, we have identified a noticeable increase in the ambient level of interference in the 5 GHz band. Although this increase does not currently affect the quality of our service to customers, should the noise floor rise above a certain level, we could experience a significant reduction in our satellite downlink capacity, resulting in degradation of quality of our service to customers. In May 2018, we petitioned the FCC to open a Notice of Inquiry to assess the potential future effects of continuing to allow unlicensed use of the 5 GHz band. Furthermore, other regulatory jurisdictions internationally may also consider similar expanded unlicensed use in the 5 GHz band that may have a significant adverse impact on our ability to provide mobile satellite services.

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
If our French regulator, or any other regulator, revokes, modifies or fails to renew or amend our licenses, our ability to operate may be curtailed.
We hold licenses issued by, and are subject to the continued regulatory jurisdiction of, the French Ministry for the Economy, Industry and Employment, French Ministry in charge of Space Activities ("MESR") and ARCEP, the French independent administrative authority of post and electronic communications regulations, for the operation of our second-generation satellites.  These licenses are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. These licenses are also subject to modification by the French regulators. There can be no assurance that the French regulators will renew the licenses we hold. If the MESR and ARCEP or other French regulators revoke, modify or fail to renew or amend the licenses we hold, or if we fail to satisfy any of the conditions of our respective French licenses, we may not be able to continue to provide mobile satellite communications services which would have a material adverse effect on our business and operations.
 Similarly, we hold certain licenses in each country within which we have ground infrastructure located.  If we fail to maintain such licenses within any particular country, we may not be able to continue to operate the ground infrastructure located within that country which could prevent us from continuing to provide mobile satellite communications services within that region.
Furthermore, if we operate in any country without a valid license, we could face regulatory fines and criminal sanctions. For example, ANATEL, the national telecommunications agency of Brazil, imposed a fine because we operated our gateway stations in Brazil without a valid license while we were working on renewing such license. In October 2018, this matter was referred to the Brazil federal authorities, who are currently performing an investigation, and could result in criminal sanctions. This investigation is at an early stage and we cannot predict the outcome of this investigation at this time.
Changes in international trade regulations and other risks associated with foreign trade could adversely affect our sourcing.
 We source our products primarily from foreign contract manufacturers, with the largest concentration being in China. The adoption of regulations related to the importation of product, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of our products. Recently, the U.S. imposed increased tariffs on certain imports from China. While the current tariffs have not had a material impact on goods that we currently import from China, the current U.S. administration has proposed additional tariffs on a list of thousands of categories of products that may be imposed imminently and expressed a willingness for further tariffs on goods imported from China, including on additional items that we purchase. While it is too early to predict how the recently enacted, proposed and any future tariffs or any other trade restrictions will impact our business, such trade restrictions may result in lower gross margin on impacted products.
Additionally, delays in customs clearance of goods or the disruption of international transportation lines used by us could result in our inability to deliver goods to customers in a timely manner or the potential loss of sales altogether. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in production or increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition or results of operations.
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
We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.9 billion shares of common stock (400 million are designated as nonvoting) and 100 million shares of preferred stock. As of December 31, 2018, approximately 1.4 billion shares of voting common stock and no shares of nonvoting common stock were issued and outstanding. As of December 31, 2018, there were 553.2 million shares available for future issuance (of which 100 million are designated as preferred and 400 million are designated as nonvoting), of which approximately 177.9 million shares were contingently issuable upon the exercise of stock options, the conversion of convertible notes and the vesting of restricted stock awards. We currently do not have sufficient authorized and unissued shares of voting common stock available to satisfy all possible exercises, conversions and vestings; we expect to be required to authorize additional shares of voting common stock. The potential issuance of additional shares of common stock may create downward pressure on the trading price of our common stock and may increase the potential for dilution of ownership interest of current shareholders. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.
Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100 million shares of preferred stock authorized. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

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
Provisions of Delaware law and our amended and restated certificate of incorporation (after giving effect to the changes required by the Settlement Agreement discussed in Note 9: Contingencies in our Consolidated Financial Statements), amended and restated bylaws and our Facility Agreement and indenture could hamper a third party's acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:

•	the election of our Minority Directors by a plurality of the vote of our stockholders other than Thermo;

•
the requirement that (i) any extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving us or any of our subsidiaries and (ii) any sale or transfer of a material amount of assets of Globalstar or any sale or transfer of assets of any of our subsidiaries which are material to us has to be approved by the Strategic Review Committee until such time as Thermo no longer beneficially owns at least 45% of our common stock;

•
the ability of our board of directors to issue preferred stock with voting rights or with rights senior to those of the common stock without any further vote or action by the holders of our common stock;

•	the division of our board of directors into three separate classes serving staggered three-year terms;

•
the ability of our stockholders, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, to remove our directors only for cause by the holders of at least 66 2/3% of the outstanding shares of capital stock entitled to vote in the election of directors;

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
These provisions also could make it more difficult for you and our other stockholders to take other corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock.
We are controlled by Thermo, whose interests may conflict with yours.
As of December 31, 2018, Thermo owned approximately 57% of our outstanding common stock. Additionally, Thermo owns convertible notes that may be converted into additional shares of common stock. Although (after giving effect to the changes required by the Settlement Agreement discussed in Note 9: Contingencies in our Consolidated Financial Statements) extraordinary corporate transactions, material sales of assets and certain transactions with related parties must be approved by the Strategic Review Committee, to the extent these and other matters are also subject to a vote of our shareholders, Thermo is able to control such vote. These matters include the election of certain members of our board of directors and numerous other matters, including changes of control and other significant corporate transactions, so long as these transactions are not between Thermo and Globalstar and until such time as Thermo shall no longer be the beneficial owner of 45% or more of our outstanding common stock.

We have depended substantially on Thermo to provide capital to finance our business. In 2006 and 2007, Thermo purchased an aggregate of $200 million of common stock at prices substantially above market. On December 17, 2007, Thermo assumed all of the obligations and was assigned all of the rights (other than indemnification rights) of the administrative agent and the lenders under our amended and restated credit agreement. To fulfill the conditions precedent to our Facility Agreement, in 2009, Thermo converted the loans outstanding under the credit agreement into equity and terminated the credit agreement. In addition, Thermo and its affiliates deposited $60.0 million in a contingent equity account to fulfill a condition precedent for borrowing under the Facility Agreement, purchased $20.0 million of our 5.0% Notes, which were subsequently converted into shares of common stock in 2013, purchased $11.4 million of our 2013 8.00% Notes, loaned us $37.5 million to fund our debt service reserve account under the Facility Agreement, and funded a total of $65.0 million during 2013 pursuant to the terms of the Equity Commitment, Restructuring and Consent Agreement, the Common Stock Purchase Agreement, and the Common Stock Purchase and Option Agreement. In June 2017, Thermo purchased $33.0 million of our common stock to provide funds required by our lenders to obtain an amendment to our Facility Agreement. In October 2017 and December 2018, Thermo purchased $43.3 million and $49.3 million, respectively, of our common stock in connection with our public stock offerings.
Thermo is controlled by James Monroe III, our Executive Chairman. Through Thermo, Mr. Monroe holds equity interests in, and serves as an executive officer or director of, a diverse group of privately-owned businesses not otherwise related to us. We reimburse Thermo and Mr. Monroe for certain third party, documented, out of pocket expenses they incur in connection with our business.
The interests of Thermo may conflict with the interests of our other stockholders. Thermo may take actions it believes will benefit its equity investment in us or loans to us even though such actions might not be in your best interests as a holder of our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

As of December 31, 2018, our principal headquarters are located in Covington, Louisiana, where we currently lease approximately 31,000 square feet of office space. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Covington, Louisiana	USA	31,433	Corporate Offices	Leased
Milpitas, California	USA	12,375	Satellite and Ground Control Center	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Mississauga, Ontario	Canada	9,502	Canada Office	Leased
Sebring, Florida	USA	9,000	Gateway	Leased
Aussaguel	France	7,502	Satellite Control Center and Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Rio de Janeiro	Brazil	2,120	Brazil Office	Leased
Gaborone	Botswana	2,000	Gateway	Leased
Manaus	Brazil	1,900	Gateway	Owned
Presidente Prudente	Brazil	1,300	Gateway	Owned
Dublin	Ireland	1,280	Ireland Office	Leased
Panama City	Panama	1,100	Panama Office	Leased
Gaborone	Botswana	270	Botswana Office	Leased

 Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of the administrative agent under our Facility Agreement for the benefit of the lenders thereunder. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments in this Report.
Effective February 2019, we moved into a new corporate office due to the expiration of our former lease agreement. The new location remains in Covington, Louisiana and is approximately 66,180 square feet.

Item 3. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Note 9: Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the NYSE American under the symbol "GSAT".

As of February 22, 2019, 1,448,027,328 shares of our voting common stock were outstanding, held by 249 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in street name or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividend Information

We have never declared or paid any cash dividends on our common stock. Our Facility Agreement prohibits us from paying dividends. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. See Note 5: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion.

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

Effective January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted this standard retrospectively and, as such, we reclassified a portion of net periodic benefit cost from marketing, general and administrative expense to other income (expense) for the years ended December 31, 2018, 2017 and 2016. Financial data for the periods ended December 31, 2015 and 2014 have not been recast.

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Statement of Operations Data (year ended):
Revenue	$130,113	$112,660	$96,861	$90,490	$90,064
Operating loss	(47,379)	(68,446)	(63,253)	(66,604)	(95,895)
Other income (expense)	40,988	(20,438)	(75,936)	140,318	(366,090)
Income (loss) before income taxes	(6,391)	(88,884)	(139,189)	73,714	(461,985)
Net income (loss)	(6,516)	(89,074)	(132,646)	72,322	(462,866)

Balance Sheet Data (end of period):
Cash and cash equivalents	15,212	41,644	10,230	7,476	7,121
Property and equipment, net	882,695	971,119	1,039,719	1,077,560	1,113,560
Total assets	1,045,482	1,129,265	1,132,614	1,175,015	1,268,420
Current maturities of long-term debt	96,249	79,215	75,755	32,835	6,450
Long-term debt, less current maturities	367,202	434,651	500,524	548,286	623,640
Stockholders’ equity	358,945	291,224	161,819	237,131	78,916

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

Comparison of the Results of Operations for the years ended December 31, 2018 and 2017

Revenue:

During 2018, total revenue increased $17.4 million to $130.1 million from $112.7 million in 2017. This increase was due primarily to a $12.6 million increase in service revenue, which is attributable to increases in ARPU across all core business lines and growth in our total average subscriber base. Also contributing to the increase in total revenue was an increase of $4.8 million in revenue generated from subscriber equipment sales during 2018, which resulted primarily from Simplex and SPOT products, offset by a lower volume and pricing of Duplex units sold.

Effective January 1, 2018, we adopted ASC 606. We adopted this standard using the modified retrospective method and, as such, prior period amounts reflected in the tables and discussion below have not been adjusted.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$41,223	32%	$37,635	33%
SPOT	52,363	40%	45,427	40%
Simplex	13,459	10%	10,946	10%
IGO	932	1%	1,068	1%
Other	3,112	2%	3,397	3%
Total Service Revenue	$111,089	85%	$98,473	87%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$2,016	2%	$2,754	2%
SPOT	8,046	6%	5,394	5%
Simplex	8,330	7%	5,243	5%
IGO	498	—%	779	1%
Other	134	—%	17	—%
Total Equipment Revenue	$19,024	15%	$14,187	13%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2018	2017
Average number of subscribers for the year ended:
Duplex	65,501	72,443
SPOT	291,289	285,683
Simplex	354,678	313,553
IGO	31,537	37,165
Other	1,140	1,478
Total	744,145	710,322

ARPU (monthly):
Duplex	$52.45	$43.29
SPOT	14.98	13.25
Simplex	3.16	2.91
IGO	2.46	2.39

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

During 2018, gross Duplex and SPOT subscriber additions were 11,589 and 69,607, respectively. During 2017, gross Duplex and SPOT subscriber additions were 14,660 and 74,830, respectively. Duplex gross subscriber additions were higher in 2017 as we experienced higher demand due to lower service plan prices in effect and higher availability of new phone inventory. SPOT gross subscriber activities were higher in 2017 driven primarily by promotions in place during the year that did not recur at the same levels in 2018; also driving a decrease in SPOT gross subscriber activations during 2018 was a reduction in legacy SPOT device sales in anticipation of the launch of our new SPOT XTM device in May 2018. Because our Simplex subscribers are able to activate and deactivate their units several times during the year, gross Simplex subscriber additions are not considered to be a meaningful metric.

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

Service Revenue

Duplex service revenue increased 10% in 2018 due to an increase in ARPU, offset partially by a decline in average subscribers. ARPU increased 21% in 2018 compared to 2017, contributing $7.2 million to the total Duplex service revenue increase. The increase in ARPU was driven primarily by price increases for certain of our legacy rate plans to align our rate plans with our service levels. Subscribers activating on rate plans higher than our 2017 blended ARPU also contributed to the increase in ARPU year over year. A decrease in average subscribers of 10% during 2018 offset partially the increase in ARPU. This decrease was due to lower gross activations resulting from fewer equipment sales over the last twelve months. The decline in the average subscriber base negatively impacted Duplex service revenue by $3.6 million in 2018.

SPOT service revenue increased 15% in 2018 due to increases in both ARPU and the average subscriber base. ARPU increased 13% in 2018 compared to 2017, contributing $6.0 million to the total increase in SPOT service revenue. Higher ARPU was primarily driven by rate plan increases. The blend of subscribers in the SPOT base also impacts ARPU. For instance, rate plans for new subscribers activating our SPOT Gen3 and SPOT XTM devices are higher than our current blended ARPU, whereas SPOT Trace subscribers activate on rate plans lower than current ARPU levels. The average number of SPOT subscribers increased 2% in 2018 compared to 2017 driven in part by the launch of SPOT XTM in 2018. The increase in our SPOT subscriber base contributed $0.9 million to the total SPOT service revenue increase.

Simplex service revenue increased 23% in 2018 due primarily to a 13% increase in average subscribers, which contributed $1.4 million to the increase. The increase in average subscribers was driven by higher Simplex equipment sales during the last twelve months, primarily in North America due to the 2018 launch of SmartOne SolarTM as well as strong sales of legacy Simplex equipment. An increase in ARPU of 9% contributed $1.1 million to the Simplex service revenue increase during 2018 driven by higher usage as well as the mix of rate plans on which subscribers are activating.

Other service revenue decreased $0.3 million, or 9%, in 2018. The decrease in other service revenue was due primarily to a $0.2 million decrease in revenue generated from government contracts, which was driven by the timing and amount of revenue recognized for contracts awarded to us. Other smaller items also contributed to the decrease year over year.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.7 million, or 27%, in 2018. The decrease was due to a decline in the volume and pricing of our GSP-1700 phones and related accessories sold as we continue to deplete our remaining inventory. The decrease in revenue from GSP-1700 devices was offset partially by sales of Sat-Fi2TM, our new second-generation Duplex device, which launched in April 2018. Sales of this device were slower than expected as we focused on improving usability and solving mass production issues.

Revenue from SPOT equipment sales increased $2.7 million, or 49%, in 2018. The increase was driven primarily by sales of our new SPOT XTM product, which launched in May 2018. Sales of SPOT XTM were negatively impacted by certain production issues during 2018 that have been substantially resolved. Offsetting this increase was a decline in volume and pricing of our Gen3 and Trace devices; this decline primarily driven by the fact that in 2018 we did not repeat certain sales promotions we offered in 2017.

Revenue from Simplex equipment sales increased $3.1 million, or 59%, in 2018. This increase was attributable to the recognition of $4.3 million of revenue during 2018 in connection with the launch of our new SmartOne SolarTM device in March 2018. This increase was offset partially by a non-recurring $1.3 million sale of our SmartOne tracking device to support disaster recovery efforts related to hurricane activity in 2017.

Operating Expenses:

Total operating expenses decreased $3.6 million, or 2%, to $177.4 million in 2018 from $181.1 million in 2017. As discussed further below, the decrease in total operating expenses was driven primarily by a $20.5 million revision to our contract termination charge with Thales during 2018 as well as a reduction in value of long-lived assets of $17.0 million during 2017 that did not recur in 2018. Partially offsetting this reduction to expense were increases in depreciation, amortization and accretion expense as well as legal and advisor costs incurred related to the proposed merger (and related litigation) (see Note 11: Related Party Transactions and Note 9: Contingencies to our Consolidated Financial Statements for further discussion).

Cost of Services

Cost of services increased $0.6 million, or 2%, to $37.6 million in 2018 from $37.0 million in 2017. The increase was due primarily to maintenance, support costs and related technology amortization associated with our ground network of $1.1 million and higher personnel and contractor costs of $0.4 million due to the timing and scope of capital projects; these increases were offset by lower research and development costs of $0.8 million due to the release of new products in 2018 in all of our core equipment categories. Other smaller items contributed to the remaining change in cost of services during the year.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased by $4.5 million, or 45%, to $14.4 million in 2018 from $9.9 million in 2017. Consistent with the increase in equipment revenue, sales of the new products launched in 2018, particularly our SPOT XTM and SmartOne SolarTM, drove nearly all of the increase in costs.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During 2017, we recorded $0.8 million after adjusting for changes in net realizable value for certain products, particularly in certain international locations, compared to the carrying value of the inventory, as well as for a reduction in the value of prepaid inventory due to design changes for products under development. A similar inventory reserve was not required during 2018.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $16.6 million, or 43%, to $55.4 million in 2018 from $38.8 million in 2017. This increase was driven primarily by costs incurred for consultant and other advisors related to strategic opportunities, including the proposed merger (and related litigation) discussed in Note 11: Related Party Transactions and Note 9: Contingencies to our Consolidated Financial Statements, the monetization of our spectrum and other business development efforts. In total, these items contributed to an increase in expense of $12.6 million, of which the majority was directly associated with the proposed merger and subsequent litigation. Higher subscriber acquisition costs of $1.4 million also contributed to the increase in expense, driven by efforts supporting the launch of three new products during 2018 as well as the timing of certain promotions and event sponsorships as we continue to expand our global consumer footprint. We also had an increase in personnel costs and stock based compensation of $2.7 million; the increase in stock based compensation resulted from additional grants to certain employees during the fourth quarter of 2018 and the increase in personnel costs was driven by increased headcount particularly at the senior management level. Other smaller items contributed to the remaining change.

Reduction in the Value of Long-Lived Assets

During 2017, we recorded a reduction in the carrying value of long-lived assets of $17.0 million related to purchase and procurement costs for prepaid long-lead items ("LLI") to reflect the fair value of these assets on our consolidated balance sheet. See Note 2: Property and Equipment to our 2017 Annual Report on Form 10-K for further discussion. Similar reserves specific to the carrying value of long-lived assets were not required in 2018.

Revision to Contract Termination Charge

In May 2018, the statute of limitations for Thales to enforce the arbitration award pursuant to the Federal Arbitration Act expired. Accordingly, we believe that payment of the contract termination charge is not probable, and we removed this liability from our consolidated balance sheet during the second quarter of 2018, resulting in a reduction in operating expenses of €17.5 million, or $20.5 million. See Note 9: Contingencies in our Consolidated Financial Statements for further discussion.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $12.9 million to $90.4 million in 2018 compared to $77.5 million in 2017. During 2018, we placed into service approximately $208 million of construction in progress (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure. The costs placed into service represent the gateways capable of supporting commercial traffic from the recently launched Sat-Fi2TM, the first device to work on our upgraded network. We expect depreciation expense for these assets to be approximately $3.5 million per quarter for an estimated life of fifteen years.

As of December 31, 2018, we had $18.1 million in construction in progress related primarily to the remaining costs (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure in certain regions around the world. In January 2019, we placed into service approximately $7.9 million of costs associated with two RANs that were deployed in Brazil in connection with the technology upgrade and associated release of Sat-Fi2TM to this region. The remaining costs in construction in progress will be placed into service when the assets are deployed.

Other Income (Expense):

Loss on Extinguishment of Debt

We recorded a non-cash loss on extinguishment of debt of $6.3 million during 2017 due to the conversion of a significant portion of our 2013 8.00% Notes. During the third quarter of 2017, holders of $16.0 million principal amount of 2013 8.00% Notes converted their notes, resulting in the issuance of 26.4 million shares of our common stock. The fair value of these shares exceeded the derivative liability and principal amount written off due to the conversions, resulting in a loss on extinguishment of debt. See Note 3: Long-Term Debt and Other Financing Arrangements, Note 4: Derivatives and Note 5: Fair Value Measurements to our 2017 Annual Report on Form 10-K for further discussion. Similar transactions did not occur in 2018.

Gain on Equity Issuance

Gain on equity issuance was $2.7 million during 2017 driven primarily by downside protection features included in certain of our contracts relating to payment of consideration with our common stock in lieu of cash. As discussed in Note 6: Commitments to our 2017 Annual Report on Form 10-K, we had an agreement with Hughes whereby it exercised its right to receive a pre-payment of certain payment milestones in shares of our common stock at a 7% discount to the market value in lieu of cash. In connection with this agreement, we provided Hughes downside protection through June 30, 2017. In April 2017, Hughes sold all remaining shares of our common stock recognizing the required proceeds under the agreement. As a result of changes in the estimated value of this option between initial issuance and settlement in April 2017, we recorded non-cash gains and losses during each reporting period. This liability is no longer outstanding. There was no gain or loss on equity issuance during 2018.

 Interest Income and Expense

Interest income and expense, net, increased $8.8 million to expense of $43.6 million for 2018 compared to expense of $34.8 million for 2017. This increase was driven by a reduction in capitalized interest of $9.5 million due primarily to the reduction in our construction in progress balance related to our ground network, which results in lower interest eligible to be capitalized. As discussed above, we placed approximately $208.0 million of assets into service during 2018, which decreased our construction in progress balance. Gross interest costs increased $0.5 million due to an increase in interest expense on our Facility Agreement from a higher LIBOR-based interest rate and a higher principal balance outstanding on our Loan Agreement with Thermo offset by lower interest related to our 2013 8.00% Notes as the principal balance decreased significantly due to conversions in 2017. The increase in interest expense was offset by an increase in interest income of $0.8 million, resulting primarily from a higher balance in our restricted cash account. Other smaller items contributed to the remaining variance year over year.

Derivative Gain (Loss)

We recorded derivative gains of $81.1 million and $21.2 million in 2018 and 2017, respectively. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs can impact the value including stock price volatility, discount rate, maturity date and changes in the principal amount of notes outstanding. See Note 7: Fair Value Measurements to our Consolidated Financial Statements for further discussion of computation of the fair value computations of our derivatives.

Gain on Legal Settlement

In May 2018, we concluded the settlement of a business economic loss claim in which we will receive proceeds of $7.4 million, net of legal fees. We received the first installment of $3.7 million in January 2019; the final installment is expected to be received in January 2020. During the second quarter of 2018, we recorded $6.8 million, the present value of such proceeds, as other income in our consolidated statement of operations. See Note 9: Contingencies to our Consolidated Financial Statements for further discussion.

Other

Other expense increased slightly to $3.3 million in 2018 compared to $3.2 million in 2017. Changes in other income (expense) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. We also record the non-operating components of net periodic benefit cost to other income (loss), which did not fluctuate significantly during the respective periods.

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

Liquidity and Capital Resources

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs, including certain contractual obligations discussed in the "Contractual Obligations and Commitments" section below. Our principal sources of liquidity include cash on hand and cash flows from operations, including funds from the settlement of a business economic loss claim (as previously discussed). We expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged. See below for further discussion. See Part I, Item 1A. Risk Factors in this Report for a description of risks, some of which are beyond our control, affecting our ability to fulfill our liquidity requirements.

Cash Flows for the years ended December 31, 2018, 2017 and 2016

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2018	2017	2016
Net cash provided by operating activities	$5,920	$13,857	$8,813
Net cash used in investing activities	(17,401)	(20,776)	(24,551)
Net cash provided by (used in) financing activities	(18,196)	63,790	18,502
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(112)	195	55
Net increase (decrease) in cash, cash equivalents and restricted cash	$(29,789)	$57,066	$2,819

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities was $5.9 million during 2018 compared to $13.9 million during 2017. This decrease was due to unfavorable changes in certain operating assets and liabilities, primarily resulting from the timing of prepaid assets. These unfavorable changes were offset by higher net income, after adjusting for non-cash items, driven in part by price increases for our Duplex and SPOT subscribers, coupled with higher Simplex and SPOT equipment sales (as described in more detail in the Performance Indicators section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Net cash provided by operating activities was $13.9 million during 2017 compared to $8.8 million during 2016. This increase was due to higher net income, after adjusting for non-cash items, offset by unfavorable changes in certain operating assets and liabilities, primarily resulting from higher inventory purchases in 2017.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $17.4 million during 2018 compared to $20.8 million during 2017. This decrease was driven by lower second-generation network additions in 2018 as we substantially completed the deployment of our next-generation ground infrastructure. This decrease was offset partially by higher property and equipment additions during 2018 as we incurred costs to bring our newly developed products into production, including software and other back-office efforts.

Net cash used in investing activities was $20.8 million during 2017 compared to $24.6 million during 2016. This decrease was driven by higher property and equipment and second-generation network additions in the prior year, offset partially by an increase in intangible assets in 2017 related to our domestic and international spectrum efforts.

Cash Flows Provided (Used in) by Financing Activities

Net cash used in financing activities was $18.2 million in 2018 compared to cash provided by financing activities of $63.8 million in 2017. The change in financing activities was driven primarily by lower cash proceeds from equity financings in 2018, resulting in a decline of cash provided to us of $100.9 million, offset partially by lower debt service payments due primarily by the payment of a $20.8 million debt restructuring fee in 2017 that did not recur in 2018.

Net cash provided by financing activities was $63.8 million in 2017 compared to $18.5 million in 2016. This increase was due primarily to higher proceeds from equity financings, including primarily the public offering of our common stock in October 2017 of $115.0 million, offset by higher debt service payments of $63.7 million.

Overview

As of December 31, 2018, we held cash and cash equivalents of $15.2 million and restricted cash of $60.3 million, consisting of the balance in our debt service reserve account under our Facility Agreement. The Facility Agreement restricts the use of these funds to making principal and interest payments under the Facility Agreement. See below for further discussion. As of December 31, 2017, we held cash and cash equivalents of $41.6 million and had $63.6 million in restricted cash.

As of December 31, 2018, we also had a reserve of $2.3 million held with our credit card processor to address any liability arising from potential charge-backs given the growth in both volume and amount of our annual service subscriptions, among other factors. We expect that the total cash required to be withheld will increase to the required reserve balance of $5.0 million by the third quarter of 2019. The reserve amount is recorded in prepaid and other current assets on our consolidated balance sheet. We are in discussions with our senior lenders to evaluate how this reserve impacts the terms of our Facility Agreement.

The carrying amount of our current and long-term debt outstanding was $96.2 million and $367.2 million, respectively, at December 31, 2018, compared to $79.2 million and $434.7 million, respectively, at December 31, 2017. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At December 31, 2018, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes because we currently intend on redeeming such notes in the near future if our stock price exceeds the conversion price of the notes. Accordingly, any such redemption is expected to result in the conversion of the notes by the holders in lieu of cash payment by us at par value. The $50.5 million net decrease in our total debt balance was due primarily to principal payments of $77.9 million for the Facility Agreement in June and December 2018. This decrease was offset partially by a higher carrying value of the Loan Agreement with Thermo due to interest accruing on that debt as well as accretion of the debt discount associated with the Loan Agreement with Thermo and a higher carrying value of the Facility Agreement due to accretion of debt financing costs.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We needed an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ending December 31, 2018. We anticipate that we will also need Equity Cure Contributions for periods thereafter, subject to the provisions of the Facility Agreement. The source of funds for these Equity Cure Contributions has not yet been arranged. As of December 31, 2018, we were in compliance with respect to the covenants of the Facility Agreement, except for one matter. In February 2019, we were made aware that we had not complied with an administrative provision within the Facility Agreement. Prior to the issuance of these financial statements, this noncompliance was remedied within the applicable grace period in order to avoid an event of default.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use the debt service reserve account funds only to make principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable on the next payment date. As of December 31, 2018, the balance in the debt service reserve account was $60.3 million and classified as restricted cash on our consolidated balance sheet.

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

See Note 5: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for further discussion of the Facility Agreement.

Thermo Loan Agreement

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.

Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2018, the principal amount outstanding was $119.7 million, including $76.2 million of interest that had accrued since 2009 under the Loan Agreement.

As part of the July 2013 amendment and restatement of the Loan Agreement, conversion features were added to the Loan Agreement consistent with those features in the 2013 8.00% Notes. The Loan Agreement is convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock.

See Note 5: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Thermo Loan Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of December 31, 2018, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, as discussed further below. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. The remaining holders did not exercise this option on April 1, 2018.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of December 31, 2018, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 5: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 2013 8.00% Notes.

Public Offering of Common Stock

In December 2018, we entered into an underwriting agreement (the "2018 Underwriting Agreement") with Cantor Fitzgerald & Co., as the sole book-running manager, relating to the sale of 171.4 million shares of common stock, at a public offering price of $0.35 per share. Under the terms of the 2018 Underwriting Agreement, we granted the underwriter a 30-day option to purchase an additional 25.7 million shares of our common stock. This option was not exercised.

We received approximately $59.1 million in net proceeds from the sale of our common stock during the 2018 offering. Eighty percent of the net proceeds from the 2018 offering was deposited into our debt service reserve account. We used the funds from the 2018 offering, together with cash on hand, to fund the principal and interest payment due in December 2018 under our Facility Agreement. The funds raised in the 2018 offering also qualified as an Equity Cure Contribution, allowing us to remain in compliance with the covenants under our Facility Agreement as of December 31, 2018.

Contractual Obligations and Commitments

Contractual obligations at December 31, 2018 are as follows (in thousands):

Contractual Obligations:	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations (1)	$96,280	$100,000	$100,000	$94,520	$206,351	$—	$597,151
Interest on long-term debt (2)	25,525	20,160	13,473	5,719	—	—	64,877
Network purchase obligations (3)	5,522	5,820	5,820	—	—	—	17,162
Inventory purchase obligations (4)	15,870	—	—	—	—	—	15,870
Operating lease obligations (5)	766	694	495	404	408	2,730	5,497
Pension obligations	1,023	1,025	1,026	1,052	1,070	5,623	10,819
Total (6)	$144,986	$127,699	$120,814	$101,695	$207,829	$8,353	$711,376

(1)
These amounts include principal payments and payment in kind ("PIK") interest. Interest on the 2013 8.00% Notes is payable semi-annually in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The maturity date of the 2013 8.00% Notes is April 1, 2028. For purposes of this schedule, we show these notes as due in 2019 because we expect to redeem the notes in the near future; amounts also include expected PIK interest through 2019. Interest on the Loan Agreement with Thermo accrues at 12% per annum and is capitalized and added to the total outstanding principal in lieu of cash payments. Principal and interest under the Loan Agreement with Thermo become due and payable six months after the maturity of the Facility Agreement. For purposes of this schedule, we show the Loan Agreement with Thermo as due in 2023. PIK interest for the 2013 8.00% Notes and the Loan Agreement with Thermo is shown as due in the year the underlying debt is due or may be redeemed. The table above does not consider other potential conversions as we cannot predict the amount, if any, of the notes that may be converted.

(2)
Amounts include projected interest payments to be made in cash. Debt outstanding under our Facility Agreement bears interest at a floating rate and, accordingly, we estimated our interest costs in future periods. Amounts also include projected cash interest to be paid on the 2013 8.00% Notes through December 31, 2019 (see further discussion above).

(3)
We have purchase commitments with certain vendors related to the procurement, deployment and maintenance of our second-generation network, including gateway acquisitions. We intend to continue to purchase maintenance and warranties for our second-generation network. However, there is no contractual obligation at this time for future annual payments; therefore, we have excluded maintenance and warranty payments for these contracts in the table above.

Amounts in the table above include the minimum purchase commitment of prototype and production LEO tracking antennas. Additionally, in connection with this contract, we are obligated to incur additional costs for auxiliary equipment at each installation site as well as costs for installing the antennas at each of our gateways; these amounts are not included in the table above as we can perform some of the work internally or through other vendors. The additional installation costs above and beyond the minimum purchase commitment are approximately $0.8 million in each of 2019, 2020 and 2021.

See Note 8: Commitments in our Consolidated Financial Statements for discussion on our contractual commitments.

(4)	Amounts include obligations for non-cancelable purchase orders for inventory as of December 31, 2018. This amount is reflected in 2019 based on current forecasted equipment sales.

(5)
As of December 31, 2018, the leases for our current headquarters and our gateway in Singapore expired and converted into month to month leases. We moved into a new headquarter location in Covington, LA in February 2019. As our former headquarters lease had a remaining term of less than one year and our new lease was not signed as of December 31, 2018, amounts for both headquarters locations are not reflected in the table above. The new commercial lease agreement is with Thermo Covington, LLC. We obtained independent valuation reports for similar properties in Covington, Louisiana in order to determine the terms of the commercial lease agreement with Thermo Covington, LLC and to ensure that the lease complied with applicable rules and policies governing related-party transactions. Our new headquarters lease will have a term of ten years with annual base rental payments of approximately $1.4 million, increasing at a compounding rate of 2.5% per year. We renewed our lease agreement with our gateway in Singapore in February 2019; as this lease agreement had a remaining term of less than one year and our new lease was not signed as of December 31, 2018, amounts for this gateway location are not reflected in the table above. The Singapore gateway lease will have a total lease term of two years with annual base lease payments of approximately $0.5 million per year.

(6)
In December 2018, we entered into a Settlement Agreement, pursuant to which we are liable for plaintiffs’ legal fees and expenses in connection with the shareholder action in an amount to be determined by the Chancery Court of the State of Delaware. We expect that these costs will be at least partially covered by our directors and officers insurance policy, subject to the $1.5 million retention provided in the policy. Further discussion of the shareholder action and the Settlement Agreement is discussed in Note 9: Contingencies to our Consolidated Financial Statements. See also Item 1A: Risk Factors - We have substantial contractual obligations, which may require additional capital, the terms of which have not been arranged. The terms of our Facility Agreement could complicate raising this additional capital.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication and data transmissions and one-way data transmissions between a mobile or fixed device and (ii) subscriber equipment revenue primarily from the sale of fixed and mobile devices as well as other products and accessories. Additionally, we generate revenue by providing engineering and support services to certain customers.

Unless otherwise disclosed, service revenue is recognized over a period of time (consistent with the customer's receipt and consumption of the benefits of our performance) and revenue from the sale of subscriber equipment is recognized at a point in time (consistent with the transfer of risks and rewards of ownership of the hardware). We record customer payments received in advance of the corresponding service period as deferred revenue. We provide Duplex, SPOT and Simplex services directly to customers and indirectly through resellers and IGOs. Credits granted to customers are expensed or charged against revenue or accounts receivable over the remaining term of the customer contract. Subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. We capitalize incremental costs to obtain a contract to the extent we expect to recover them; these costs include internal and external initial activation commissions. All other subscriber acquisitions costs are expensed at the time of the related sale.

Duplex Service Revenue

We recognize revenue for monthly access fees in the period services are rendered.  Access fees represent the minimum monthly charge for each line of service based on its associated rate plan. We also recognize revenue for airtime minutes and data in excess of the monthly access fees in the period such minutes or data are used. Under certain annual plans whereby a customer prepays for a predetermined amount of minutes and data, revenue is recognized consistent with the customer's expected pattern of usage based on historical experience because we believe that this method most accurately depicts the satisfaction of our obligation to the customer. For annual plans where the customer is charged an annual fee to access our system, we recognize revenue on a straight-line basis over the term of the plan.

SPOT Service Revenue

We sell SPOT services as monthly, annual or multi-year plans and recognize revenue on a straight-line basis over the service term, beginning when the service is activated by the customer.

Simplex Service Revenue

We sell Simplex services as monthly, annual or multi-year plans and recognize revenue ratably over the service term or as service is used, beginning when the service is activated by the customer.

IGO Service Revenue

We earn a portion of our revenues through the sale of airtime minutes or data on a wholesale basis to IGOs. Revenue from services provided to IGOs is recognized based upon airtime minutes or data packages used by customers of the IGO and in accordance with contractual fee arrangements.

Other Service Revenue

We also provide certain engineering services to assist customers in developing new applications related to our system. We generally recognize the revenues associated with these services when the services are rendered and our obligation to the customer is satisfied.

Equipment Revenue

Subscriber equipment revenue represents the sale of fixed and mobile user terminals, SPOT and Simplex products, and accessories to these products. We recognize revenue upon shipment provided control has transferred to the customer. We sell equipment designed to work on our network through various channels.

Multiple-Element Arrangement Contracts

At times, we sell subscriber equipment through multiple-element arrangement contracts with services. When we sell subscriber equipment and services in bundled arrangements and determine that we have separate performance obligations, we allocate the bundled contract price among the various performance obligations based on relative stand-alone selling prices at contract inception of the distinct goods or services underlying each performance obligation and recognizes them when, or as, each performance obligation is satisfied.

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

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embody it and the expected means of settlement. There are various features embedded in our debt instruments that require bifurcation from the debt host. For the conversion options and the contingent put features in the Loan Agreement with Thermo and the 2013 8.00% Notes, we use a Monte Carlo simulation model to determine fair value. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than our operating revenues and expenses.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month Libor rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $389.4 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $3.9 million annually.

See Note 7: Fair Value Measurements in our Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Globalstar, Inc.
Covington, Louisiana

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2006.

Oak Brook, Illinois
February 28, 2019

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$15,212	$41,644
Restricted cash	60,278	63,635
Accounts receivable, net of allowance of $3,382 and $3,610, respectively	19,327	17,113
Inventory	14,274	7,273
Prepaid expenses and other current assets	13,410	6,745
Total current assets	122,501	136,410
Property and equipment, net	882,695	971,119
Intangible and other assets, net of accumulated amortization of $7,930 and $7,314, respectively	40,286	21,736
Total assets	$1,045,482	$1,129,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$96,249	$79,215
Accounts payable	6,995	6,048
Accrued contract termination charge	—	21,002
Accrued expenses	23,085	20,754
Payables to affiliates	656	225
Derivative liabilities	757	1,326
Deferred revenue	31,938	31,747
Total current liabilities	159,680	160,317
Long-term debt, less current portion	367,202	434,651
Employee benefit obligations	4,489	4,389
Derivative liabilities	146,108	226,659
Deferred revenue	5,692	6,052
Other non-current liabilities	3,366	5,973
Total non-current liabilities	526,857	677,724

Commitments and contingent liabilities (Notes 8 and 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,500,000,000 shares authorized; 1,446,783,645 and 1,261,949,123 shares issued and outstanding at December 31, 2018 and 2017, respectively	145	126
Nonvoting Common Stock of $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	1,937,364	1,869,339
Accumulated other comprehensive loss	(3,839)	(6,939)
Retained deficit	(1,574,725)	(1,571,302)
Total stockholders’ equity	358,945	291,224
Total liabilities and stockholders’ equity	$1,045,482	$1,129,265
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Service revenue	$111,089	$98,473	$83,069
Subscriber equipment sales	19,024	14,187	13,792
Total revenue	130,113	112,660	96,861
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	37,648	37,022	31,908
Cost of subscriber equipment sales	14,441	9,944	9,907
Cost of subscriber equipment sales - reduction in the value of inventory	—	843	—
Marketing, general and administrative	55,443	38,759	40,559
Reduction in the value of long-lived assets	—	17,040	350
Revision to contract termination charge	(20,478)	—	—
Depreciation, amortization and accretion	90,438	77,498	77,390
Total operating expenses	177,492	181,106	160,114
Loss from operations	(47,379)	(68,446)	(63,253)
Other income (expense):
Loss on extinguishment of debt	—	(6,306)	—
Gain on equity issuance	—	2,670	2,400
Interest income and expense, net of amounts capitalized	(43,612)	(34,771)	(35,952)
Derivative gain (loss)	81,120	21,182	(41,531)
Gain on legal settlement	6,779	—	—
Other	(3,299)	(3,213)	(853)
Total other income (expense)	40,988	(20,438)	(75,936)
Loss before income taxes	(6,391)	(88,884)	(139,189)
Income tax expense (benefit)	125	190	(6,543)
Net loss	$(6,516)	$(89,074)	$(132,646)
Loss per common share:
Basic	$(0.01)	$(0.08)	$(0.12)
Diluted	(0.01)	(0.08)	(0.12)
Weighted-average shares outstanding:
Basic	1,269,548	1,166,581	1,064,443
Diluted	1,269,548	1,166,581	1,064,443

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(6,516)	$(89,074)	$(132,646)
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	(64)	384	221
Net foreign currency translation adjustment	3,164	(1,945)	(766)
Total other comprehensive income (loss)	3,100	(1,561)	(545)
Total comprehensive loss	$(3,416)	$(90,635)	$(133,191)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances - December 31, 2015	1,038,457	$103	$1,591,443	$(4,833)	$(1,349,582)	$237,131
Net issuance of restricted stock awards and recognition of stock-based compensation	3,246	—	4,136	—	—	4,136
Contribution of services	—	—	548	—	—	548
Issuance of stock for employee stock option exercises	177	—	97	—	—	97
Issuance of stock through employee stock purchase plan	723	—	1,086	—	—	1,086
Issuance of stock to Thermo from exercise of warrants	13,620	2	2,615	—	—	2,617
Issuance of stock to Terrapin	49,072	5	47,995	—	—	48,000
Issuance of stock for legal settlement	1,316	—	1,395	—	—	1,395
Other comprehensive loss	—	—	—	(545)	—	(545)
Net loss	—	—	—	—	(132,646)	(132,646)
Balances – December 31, 2016	1,106,611	$110	$1,649,315	$(5,378)	$(1,482,228)	$161,819
Net issuance of restricted stock awards and recognition of stock-based compensation	3,088	1	4,040	—	—	4,041
Contribution of services	—	—	548	—	—	548
Issuance of stock for employee stock option exercises	102	—	71	—	—	71
Issuance of stock through employee stock purchase plan	775	—	1,151	—	—	1,151
Issuance of stock to Terrapin	8,867	1	11,999	—	—	12,000
Issuance of stock to Thermo from exercise of warrants	24,571	2	243	—	—	245
Issuance of stock to Thermo for equity financing	17,838	2	32,998	—	—	33,000
Common stock issued in connection with conversions of 2013 8.00% Notes	26,411	3	53,614	—	—	53,617
Issuance of stock for legal settlement	321	—	453	—	—	453
Issuance of stock for public offering	73,365	7	114,986	—	—	114,993
Stock offering issuance costs	—	—	(300)	—	—	(300)
Investment in business	—	—	221	—	—	221
Other comprehensive loss	—	—	—	(1,561)	—	(1,561)
Net loss	—	—	—	—	(89,074)	(89,074)
Balances – December 31, 2017	1,261,949	$126	$1,869,339	$(6,939)	$(1,571,302)	$291,224
Net issuance of restricted stock awards and recognition of stock-based compensation	11,042	2	7,402	—	—	7,404
Contribution of services	—	—	428	—	—	428
Issuance of stock for employee stock option exercises	850	—	324	—	—	324
Issuance of stock through employee stock purchase plan	1,514	—	1,047	—	—	1,047
Issuance of stock for public offering	171,429	17	59,083	—	—	59,100
Stock offering issuance costs	—	—	(259)	—	—	(259)
Other comprehensive income	—	—	—	3,100	—	3,100
Impact of adoption of ASC 606	—	—	—	—	3,093	3,093
Net loss	—	—	—	—	(6,516)	(6,516)
Balances – December 31, 2018	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows provided by (used in) operating activities:
Net loss	$(6,516)	$(89,074)	$(132,646)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	90,438	77,498	77,390
Change in fair value of derivative assets and liabilities	(81,120)	(21,182)	41,531
Stock-based compensation expense	6,995	5,088	4,858
Amortization of deferred financing costs	8,690	8,096	9,165
Reduction in the value of long-lived assets and inventory	—	17,883	350
Provision for bad debts	1,398	1,256	1,256
Noncash interest and accretion expense	14,541	11,043	11,195
Loss on extinguishment of debt	—	6,306	—
Change in fair value related to equity issuance	—	(2,670)	(2,400)
Noncash expense related to legal settlement	—	—	1,094
Reversal of uncertain tax position	—	—	(6,317)
Revision to contract termination charge	(20,478)	—	—
Unrealized foreign currency loss	3,057	2,159	144
Other, net	919	(260)	1,154
Changes in operating assets and liabilities:
Accounts receivable	(3,792)	(2,983)	(2,196)
Inventory	(486)	50	4,571
Prepaid expenses and other current assets	(7,926)	(2,504)	(488)
Other assets	(3,794)	(699)	(469)
Accounts payable and accrued expenses	3,979	(1,114)	102
Payables to affiliates	431	(84)	(307)
Other non-current liabilities	(1,394)	105	(1,163)
Deferred revenue	978	4,943	1,989
Net cash provided by operating activities	5,920	13,857	8,813
Cash flows provided by (used in) investing activities:
Second-generation network costs (including interest)	(7,032)	(11,910)	(13,170)
Property and equipment additions	(7,349)	(5,525)	(9,385)
Purchase of intangible assets	(3,020)	(3,796)	(1,996)
Investment in businesses	—	455	—
Net cash used in investing activities	(17,401)	(20,776)	(24,551)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(77,866)	(75,755)	(32,835)
Net proceeds from common stock offering	59,100	114,993	—
Proceeds from Thermo Common Stock Purchase Agreement	—	33,000	—
Payment of debt restructuring fee	—	(20,795)	—
Payments for financing costs	(276)	(654)	—
Proceeds from issuance of stock to Terrapin	—	12,000	48,000
Proceeds from issuance of common stock and exercise of options and warrants	846	1,001	3,337
Net cash provided by (used in) financing activities	(18,196)	63,790	18,502
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(112)	195	55
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,789)	57,066	2,819
Cash, cash equivalents and restricted cash, beginning of period	105,279	48,213	45,394
Cash, cash equivalents and restricted cash, end of period	$75,490	$105,279	$48,213

	As of December 31,
	2018	2017	2016
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,212	$41,644	$10,230
Restricted cash (See Note 5 for further discussion on restrictions)	60,278	63,635	37,983
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$75,490	$105,279	$48,213

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$25,867	$24,075	$21,783
Income taxes	155	115	171

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$2,093	$4,317	$3,235
Increase in accrued second-generation network costs	—	—	1,616
Capitalized accretion of debt discount and amortization of prepaid financing costs	1,898	5,089	4,401
Issuance of common stock for legal settlement	—	453	1,395
Principal amount of debt converted into common stock	—	15,986	—
Reduction of debt discount and issuance costs due to note conversions	—	1,194	—
Fair value of common stock issued upon conversion of debt	—	53,614	—
Reduction in derivative liability due to conversion of debt	—	32,000	—

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Globalstar, Inc. (“Globalstar” or the “Company”) was formed as a Delaware limited liability company in November 2003 and was converted into a Delaware corporation on March 17, 2006. Globalstar provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Capital Partners LLC, through its affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Globalstar currently provides the following communications services via satellite which are available only with equipment designed to work on the Globalstar network:

•
two-way voice communication and data transmissions using mobile or fixed devices, including the GSP-1700 phone, the Globalstar 9600TM hotspot, two generations of the Sat-Fi, and other fixed and data-only devices ("Duplex");

•
one-way or two-way communication and data transmissions using mobile devices, including the SPOT family of products, such as SPOT XTM, SPOT Gen3 and Trace, that transmit messages and the location of the device ("SPOT"); and

•
one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including commercial Simplex products, such as the battery- and solar-powered SmartOne, STX-3 and STINGR ("Simplex").

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

Restricted Cash

Restricted cash is comprised of funds held in escrow by the agent for the Company’s senior secured facility agreement (the “Facility Agreement”) to secure the Company’s principal and interest payment obligations related to its Facility Agreement. Restricted cash is classified as a current asset on its Consolidated Balance Sheet as these funds are expected to be used to pay principal and interest due under the Facility Agreement during the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash consist primarily of highly liquid short-term investments deposited with financial institutions that are of high credit quality.

Accounts and Notes Receivable

Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. Accounts receivable are uncollateralized, without interest, and consist primarily of receivables from the sale of Globalstar services and equipment. For service customers, payment is generally due within thirty days of the invoice date and for equipment customers, payment is generally due within thirty to sixty days of the invoice date, or, for some customers, may be made in advance of shipment.

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

The following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$3,610	$3,966	$5,270
Provision, net of recoveries	1,398	1,256	1,256
Write-offs and other adjustments	(1,626)	(1,612)	(2,560)
Balance at end of period	$3,382	$3,610	$3,966

Inventory

Inventory consists primarily of purchased products, including subscriber equipment devices which work on the Company’s network, approximately $8.6 million and $7.3 million as of December 31, 2018 and 2017, respectively, as well as ground infrastructure assets expected to be used as spare parts or sold to third parties, approximately $5.7 million and zero as of December 31, 2018 and 2017, respectively. Inventory is stated at the lower of cost and net realizable value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are measured as the difference between the cost of inventory and the net realizable value and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. At the point of any inventory write down to net realizable value, a new, lower cost basis for that inventory is established, and any subsequent changes in facts and circumstances do not result in the restoration of the former cost basis or increase in that newly established cost basis. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off.

For the year ended December 31, 2017, the Company wrote down the value of inventory by $0.8 million after adjusting for changes in net realizable value for certain products, particularly in international locations, compared to the carrying value of inventory, as well as for a reduction in the value of prepaid inventory due to design changes for products under development. During the years ended December 31, 2018 and 2016, no write down of inventory was required.

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

The Company capitalizes interest costs associated with the costs of assets in progress. Capitalized interest is added to the cost of the underlying asset and is amortized over the depreciable life of the asset after it is placed into service. As the Company’s construction in progress decreases, the Company capitalizes less interest, resulting in a higher amount of net interest expense recognized under U.S. GAAP. In connection with the launch of Sat-Fi2TM, the first device to operate on the Company's upgraded ground network, the Company placed into service the portion of the next-generation ground component (including associated developed technology and software upgrades), which represents the gateways capable of supporting commercial traffic. Placing these assets into service during 2018 resulted in a decrease in the Company's construction in progress balance; however, as the Company continues to improve its network and other related assets, the balance of construction in progress may increase in future periods.

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

Deferred Financing Costs

Deferred financing costs are those costs directly incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the expected term of the corresponding debt. Deferred financing costs are recorded on the Company's consolidated balance sheets as a reduction in the carrying amount of the related debt liability. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period. As of December 31, 2018, and 2017, the Company had net deferred financing costs of $24.4 million and $34.5 million, respectively.

Fair Value of Financial Instruments

The Company believes it is not practicable to determine the fair value of the Facility Agreement. Interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. For the Company's other debt instruments, which include the Loan Agreement with Thermo and the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“2013 8.00% Notes”), the fair value of debt is calculated using inputs consistent with those used to calculate the fair value of the derivatives embedded in these instruments.

Litigation, Commitments and Contingencies

The Company is subject to various claims and lawsuits that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. When a loss is considered probable and reasonably estimable, a liability is recorded for the Company's best estimate. If there is a range of loss, the Company will record a reserve based on the low end of the range, unless facts and circumstances can support a different point in the range. When a loss is probable, but not reasonably estimable, disclosure is provided, as considered necessary. Reserves for potential claims or lawsuits may be relieved if the loss is no longer considered probable. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

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

Revenue Recognition and Deferred Revenue

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. As such, the revenue accounting policies below reflect the Company's policies after adoption of this standard. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2017 for its revenue accounting policies in place during 2017 and 2016.

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

Certain contracts with customers may contain a financing component. Under ASC 606, an entity should adjust the promised amount of the consideration for the effects of time value of money if the timing of the payments agreed upon by the parties to the contract provides the customer or the entity with a significant benefit of financing for the transfer of goods or services to the customer. This type of transaction is infrequent and not considered material to the Company. Additionally, in connection with the adoption of ASC 606, the Company has applied the practical expedient related to the existence of a significant financing component as it expects at contract inception that the period between payment by the customer and transfer of the promised goods or services will be one year or less.

The following describes the principal activities from which the Company generates its revenue. The Company’s only reportable segment is its MSS business.

Duplex Service Revenue. The Company recognizes revenue for monthly access fees in the period services are rendered. Access fees represent the minimum monthly charge for each line of service based on its associated rate plan. The Company also recognizes revenue for airtime minutes and data in excess of the monthly access fees in the period such minutes or data are used. The Company offers certain annual plans whereby a customer prepays for a predetermined amount of minutes and data. In these cases, revenue is recognized consistent with a customer's expected pattern of usage based on historical experience because the Company believes that this method most accurately depicts the satisfaction of the Company's obligation to the customer. This usage pattern is typically seasonal and highest in the second and third calendar quarters of the year. The Company offers other annual plans whereby the customer is charged an annual fee to access the Company’s system with an unlimited amount of usage. Annual fees for unlimited plans are recognized on a straight-line basis over the term of the plans.

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

Other Service Revenue. Other service revenue includes primarily revenue associated with engineering services to assist customers in developing new applications related to its system. The revenue associated with these engineering services is generally recorded over time as the services are rendered, and the Company's obligation to the customer is satisfied.

Multiple-Element Arrangement Contracts. At times, the Company will sell subscriber equipment through multiple-element arrangement contracts with services. When the Company sells subscriber equipment and services in bundled arrangements and determines that it has separate performance obligations, the Company allocates the bundled contract price among the various performance obligations based on relative stand-alone selling prices at contract inception of the district goods or services underlying each performance obligation and recognizes revenue when, or as, each performance obligation is satisfied.

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

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is generally their local currency, unless the subsidiary operates in a hyperinflationary economy, such as Venezuela. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2018, 2017 and 2016, the foreign currency translation adjustments were net gains of $3.2 million, net losses of $1.9 million and net losses of $0.8 million, respectively.

Foreign currency transaction gains/losses were net losses of $3.1 million $2.2 million and $0.2 million for each of 2018, 2017, and 2016, respectively. These were classified as other income (expense) on the consolidated statement of operations.

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

The Company capitalizes, as part of the carrying amount, the estimated costs associated with the eventual retirement of gateways owned by the Company. As of both December 31, 2018 and 2017, the Company had accrued approximately $1.5 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under leases to remove the gateway equipment and restore the sites to their original condition.

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

Research and Development Expenses

Research and development costs were $1.5 million, $3.8 million and $2.1 million for 2018, 2017 and 2016, respectively. These costs are expensed as incurred as cost of services and include primarily the cost of new product development, chip set design and other engineering work.

Advertising Expenses

Advertising costs were $3.0 million, $2.1 million and $4.1 million for 2018, 2017, and 2016, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

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

Earnings (Loss) Per Share

The Company is required to present basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive securities include primarily outstanding stock-based awards, convertible notes and shares issuable pursuant to the Company's Employee Stock Purchase Plan.

For the years ended December 31, 2018, 2017 and 2016, 201.7 million, 176.5 million and 204.2 million shares of potential common stock, respectively, were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

Intangible and Other Assets

Intangible Assets Not Subject to Amortization

A significant portion of the Company's intangible assets are licenses that provide the Company the exclusive right to provide MSS services over the Globalstar System or to utilize designated radio frequency spectrum to provide terrestrial wireless communication services in a particular region of the world. While licenses are issued for only a fixed time, such licenses are subject to renewal by the Federal Communications Commission ("FCC") or equivalent international regulatory authorities. These license renewals are expected to occur routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its wireless licenses. As a result, the Company treats the wireless licenses as an indefinite-lived intangible asset. The Company re-evaluates the useful life determination for wireless licenses annually, or more frequently if needed, to determine whether events and circumstances continue to support an indefinite useful life.

Intangible Assets Subject to Amortization

Our intangible assets that do not have indefinite lives (primarily developed technology and customer relationships) are amortized over their estimated useful lives. For information related to each major classes of intangible assets, including accumulated amortization and estimated average useful lives, see Note 4: Intangible and Other Assets.

Other Assets

Prepaid Licenses and Royalties

The Company has signed various licensing and royalty agreements necessary for the manufacture and distribution of its second-generation products. Amounts that are prepaid are recorded primarily in noncurrent assets on the Company's consolidated balance sheet. The Company estimates the portion of expense incurred or royalties earned for the next 12 months and reclassifies these amounts to current assets on the Company's consolidated balance sheet each reporting period. The Company will expense these amounts through depreciation expense over the life of the gateway, maintenance expense over the term of the services, or cost of goods sold on a per unit basis as these units are manufactured, sold, or activated.

Business Economic Loss Claim Receivable

In accordance with ASC 450, the Company believes that the recognition of a gain is appropriate at the earlier of when the gain is realizable or realized. A realized gain is one where cash (or other assets, such as claims to cash) has already been received without expectation of repayment. A gain is realizable when assets are readily convertible to known amounts of cash or claims to cash. In May 2018, the Company entered into a settlement agreement related a business economic loss claim. As part of the Company's assessment, it considered that the terms of the settlement agreement are final (e.g. not subject to appeal) and the counterparty has the ability to pay the amount. Therefore, the Company recorded a receivable and non-operating income for the amount of the settlement. The Company imputed interest on this receivable in accordance with ASC 835-30-15-2 as it represents a contractual right to receive money on fixed or determinable dates. The difference between the present value and the face amount was treated as a discount and is being amortized as interest income over the life of the claim using the interest method. See Note 9: Contingencies for further discussion.

Costs to Obtain a Contract

The Company also capitalizes costs to obtain a contract, which include certain deferred subscriber acquisition costs which are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. When a contract terminates prior to the end of its expected life, the remaining deferred costs asset associated with it becomes impaired. An immediate recognition of expense for individual remaining costs to obtain a contract following deactivation is not practicable. See Note 2: Revenue for further discussion.

Impairment of Intangible and Other Assets

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13, as amended, significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the impact this standard will have on its financial statements and related disclosures.

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

Recently Implemented Financial Reporting Rules

In August 2018, the SEC adopted the final rule under SEC Release 33-10532, Disclosure Update and Simplification, which amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are part of the SEC’s ongoing disclosure effectiveness initiative. The amendments eliminate redundant and duplicative requirements including, but not limited to, the ratio of earnings to fixed charges, outdated regulatory disclosures, certain accounting policies about derivative instruments and specific SEC disclosures that are also required under current US GAAP. The amendments may expand current disclosures for certain companies, specifically the requirement to disclose the change in stockholders' equity for the current and comparative quarter and year-to-date interim periods. The amended rules became effective November 5, 2018 and are applied to any filings after that date. These final rules did not have a material impact on the Company's disclosures and financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. See Note 2: Revenue for further discussion, including the impact on the Company's consolidated financial statements and required disclosures.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2016-02, Leases, which has been modified since its initial release. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this standard when it became effective on January 1, 2019 using the optional transition relief method. The Company has an internal project team that has evaluated the impact that this standard has on its financial statements, accounting systems and related disclosures; for operating leases in which the Company is the lessee, it will recognize a right-of-use asset and associated lease liability upon adoption. The adoption of this standard on January 1, 2019 did not have a material impact to the Company's financial statements; however, as discussed further in Note 8: Commitments, the Company relocated to a new headquarters location in Covington, Louisiana in February 2019 and is currently evaluating the impact this lease will have on the Company's financial statements.

 In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 is intended to reduce diversity and clarify the classification of how certain cash receipts and cash payments are presented in the statement of cash flows. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of an asset until the asset has been sold to an outside party or otherwise recognized. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU No. 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU No. 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

In February 2017, the FASB issued No. ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 was issued to provide clarity on the scope and application for recognizing gains and losses from the sale or transfer of nonfinancial assets, and should be adopted concurrently with ASU 2014-09, Revenue from Contracts with Customers. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

In February 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result of the retrospective adoption of this standard, for the years ended December 31, 2017 and 2016, the Company reclassified $0.3 million and $0.4 million, respectively, from marketing, general and administrative expense to other income (expense). The service cost component of periodic benefit cost is the only cost that remains in income from operations; all other periodic benefit costs, including interest cost, expected return on plan assets and amortization of amounts deferred from previous periods are now reflected outside of income from operations and reflected in the other income (expense) line item on the Company's consolidated statements of operations. There were no other changes to the Company's consolidated financial statements or disclosures.

In March 2017, the FASB issued ASU No. 2017-08: Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This standard will replace today's yield-to-maturity approach, which generally requires amortization of premium over the life of the instrument. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements or related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). This ASU is effective for all entities for annual and interim periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. The adoption of this standard did not have a material effect on the Company's financial statements or related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. This amendment also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. The adoption of this standard did not have a material effect on the Company's financial statements or related disclosures.

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

As a result of adopting ASC 606, the Company recorded a net increase to stockholders' equity of $3.1 million, which resulted in a reduction to the opening retained deficit balance as of January 1, 2018 as a cumulative catch-up adjustment for all open contracts as of the date of adoption. The most significant drivers of this adjustment included the Company’s change in accounting policy related to the deferral of costs to obtain a contract and the accrual of contract breakage to revenue based on historical usage patterns of existing contracts (see further discussion below).

See Note 1: Summary of Significant Accounting Policies for further discussion on the Company's accounting policies related to revenue, deferred revenue, accounts receivables and costs to obtain a contract.

Impact on Financial Statements

The following tables summarize the impact of the adoption of ASC 606 on the Company’s consolidated financial statements. As noted above, the change in accounting policy related to the deferral of costs to obtain a contract and the accrual of estimated contract breakage to revenue based on historical usage patterns of existing contracts resulted in the most significant change to the Company’s consolidated financial statements. The impact on the Company's financial statements related to the change in accounting policy is as follows: 1) deferred costs to obtain a contract are primarily reflected in the marketing, general and administrative as well as the intangible and other assets, net, lines in the tables below and 2) the accrual of estimated contract breakage to revenue is reflected primarily in the service revenue and deferred revenue lines in the tables below. Amounts presented in the tables below are in thousands.

Consolidated Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018

	Impact on change in accounting policy
	Year ended December 31, 2018
	As reported	Impact of ASC 606	Legacy GAAP
Service revenue	$111,089	$(570)	$110,519
Subscriber equipment sales	19,024	(445)	18,579
Cost of subscriber equipment sales	14,441	(315)	14,126
Marketing, general and administrative	55,443	(206)	55,237
Other	40,988	(51)	40,937
Net loss	(6,516)	(443)	(6,959)
Comprehensive loss	(3,416)	(443)	(3,859)

Net loss per common share:
Basic	$(0.01)	$—	$(0.01)
Diluted	(0.01)	—	(0.01)

Consolidated Balance Sheet
As of December 31, 2018

	Impact on change in accounting policy
	December 31, 2018
	As reported	Impact of ASC 606	Legacy GAAP
Accounts receivable, net	$19,327	$(583)	$18,744
Prepaid expenses and other current assets	13,410	289	13,699
Intangible and other assets, net	40,286	(1,921)	38,365
Deferred revenue, current and long-term	37,630	1,241	38,871
Retained earnings (deficit)	(1,574,725)	3,536	(1,571,189)

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Year Ended
	December 31, 2018	December 31, 2017 (1)	December 31, 2016 (1)
Service revenue:
Duplex	$41,223	$37,635	$31,848
SPOT	52,363	45,427	38,157
Simplex	13,459	10,946	10,005
IGO	932	1,068	907
Other	3,112	3,397	2,152
Total service revenue	111,089	98,473	83,069

Subscriber equipment sales:
Duplex	$2,016	$2,754	$3,877
SPOT	8,046	5,394	5,321
Simplex	8,330	5,243	3,765
IGO	498	779	843
Other	134	17	(14)
Total subscriber equipment sales	19,024	14,187	13,792

Total revenue	$130,113	$112,660	$96,861

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

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Year Ended
	December 31, 2018	December 31, 2017 (1)	December 31, 2016 (1)
Service revenue:
United States	$78,918	$68,556	$56,868
Canada	20,186	18,296	16,038
Europe	9,190	8,183	6,955
Central and South America	2,183	2,959	2,659
Others	612	479	549
Total service revenue	111,089	98,473	83,069

Subscriber equipment sales:
United States	$10,809	$8,431	$7,441
Canada	3,343	2,995	3,122
Europe	3,101	1,532	1,533
Central and South America	1,472	1,202	1,413
Others	299	27	283
Total subscriber equipment sales	19,024	14,187	13,792

Total revenue	$130,113	$112,660	$96,861

(1) As noted above, prior periods have not been adjusted under the modified retrospective method of adoption.

Contract Balances

The following table discloses information about accounts receivable, costs to obtain a contract, and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2018	January 1, 2018
Accounts receivable	$19,327	$17,113
Capitalized costs to obtain a contract	2,018	2,265
Contract liabilities	37,630	37,799

Accounts Receivable

Included in the accounts receivable balance in the table above are contract assets, which represent primarily unbilled amounts related to performance obligations satisfied by the Company, of $0.7 million and $0.1 million as of December 31, 2018 and January 1, 2018, respectively.

The Company has agreements with certain of its IGOs whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of December 31, 2018, $7.8 million related to these agreements was included in accounts receivable on the Company’s consolidated balance sheet.

During the year ended December 31, 2018, impairment loss on receivables from contracts with customers was $3.9 million including both provisions for bad debt and the reversal of revenue for accounts where collectability is not reasonably assured.

Costs to Obtain a Contract

The Company also capitalizes costs to obtain a contract, which include certain deferred subscriber acquisition costs which are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. The Company’s subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. The Company capitalizes incremental costs to obtain a contract to the extent it expects to recover them. These capitalized contract costs include only internal and external initial activation commissions because these costs are considered incremental and would not have been incurred if the contract had not been obtained. These capitalized costs are included in other assets on the Company’s consolidated balance sheet and are amortized to marketing, general and administrative expenses on the Company’s consolidated statement of operations on a straight-line basis over the estimated customer life of three years, which considers anticipated contract renewals.

Upon adoption of ASC 606, the Company applied the practical expedient and recognizes the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in marketing, general and administrative expenses in the period in which the cost is incurred.

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

For the year ended December 31, 2018, the amount of amortization related to previously capitalized costs to obtain a contract was $1.5 million.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer for which it has previously received consideration from a customer. As of December 31, 2018, the total transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was $37.6 million. As discussed above, revenue is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized during the year ended December 31, 2018 from performance obligations included in the contract liability balance at the beginning of the period was $28.7 million.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of December 31, 2018, the Company expects to recognize $31.9 million, or approximately 85%, of its remaining performance obligations during the next twelve months and $2.8 million, or approximately 7%, between two to seven years from the balance sheet date. The remaining $2.9 million, or approximately 8%, is related to a single contract and will be recognized as work is performed by the Company, the timing of which is currently unknown. The Company has applied the practical expedient pursuant to ASC 606 allowing for limited disclosure of contract liabilities with a remaining duration of one year or less.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,291	$1,195,426
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	256,850	48,710
Construction in progress:
Ground component	18,068	227,167
Next-generation software upgrades	2,250	12,414
Other	2,699	2,575
Total Globalstar System	1,507,639	1,518,773
Internally developed and purchased software	26,045	16,132
Equipment	10,097	9,966
Land and buildings	3,311	3,322
Leasehold improvements	1,478	1,969
Total property and equipment	1,548,570	1,550,162
Accumulated depreciation	(665,875)	(579,043)
Total property and equipment, net	$882,695	$971,119

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. In connection with the 2018 launch of Sat-Fi2TM, the first device to operate on the Company's upgraded ground network, the Company placed into service the portion of the next-generation ground component (including associated developed technology and software upgrades), which represents the gateways currently capable of supporting commercial traffic. Also, during 2018, the Company reclassified approximately $5.4 million from construction in progress to inventory consisting of amounts associated with the portion of ground infrastructure assets expected to be used as spare parts or sold to third parties. The remaining ground component of construction in progress represents costs (including capitalized interest) associated with the Company's contracts primarily with Hughes Network Systems, LLC ("Hughes") and Ericsson Inc. (“Ericsson”) for the Company's ground infrastructure in certain regions around the world. In January 2019, the Company completed certain technology upgrades to allow customers to use Sat-Fi2TM in Brazil; as such, it placed into service approximately $7.9 million of construction in progress (including capitalized interest) related to the deployment of two RANs to this region.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of December 31, 2018 and 2017, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of December 31, 2018, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest cost eligible to be capitalized	$51,819	$51,212	$48,095
Interest cost recorded in interest income (expense), net	(43,434)	(33,319)	(34,108)
Net interest capitalized	$8,385	$17,893	$13,987

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation Expense	$81,779	$77,197	$76,960

The following table summarizes amortization expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization Expense	$8,659	$301	$430

Geographic Location of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset, except for the Company’s satellites which are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Long-lived assets:
United States	$852,033	$966,611
Canada	12,603	773
Europe	3,425	433
Central and South America	14,383	3,051
Other	251	251
Total long-lived assets	$882,695	$971,119

As discussed above, during 2018, the Company placed into service the portion of the next-generation ground component which represents the gateways capable of supporting commercial traffic. Construction in progress related to these assets was accumulated in the United States and allocated to the various gateways during 2018 based on physical location.

4. INTANGIBLE AND OTHER ASSETS

Intangible Assets Not Subject to Amortization

The Company has intangible assets not subject to amortization, which include certain costs to obtain or defend regulatory authorizations and a portion of capitalized interest associated with these assets. These costs include primarily efforts related to the Company's petition to the FCC to use its licensed MSS spectrum to provide terrestrial wireless services and costs with international regulatory agencies to obtain similar terrestrial authorizations outside of the United States. The total amount of these assets was $19.9 million and $9.7 million at December 31, 2018 and 2017, respectively.

Intangible Assets Subject to Amortization

The gross carrying amount and accumulated amortization of the Company's intangible assets subject to amortization consist of the following (in thousands):

		December 31, 2018			December 31, 2017
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Developed technology	9	$9,764	$(5,478)	$4,286	$6,108	$(4,958)	$1,150
Customer relationships	8	2,100	(2,100)	—	2,100	(2,100)	—
MSS licenses	7	1,109	(152)	957	878	(56)	822
Trade name	1	200	(200)	—	200	(200)	—
		$13,173	$(7,930)	$5,243	$9,286	$(7,314)	$1,972

During 2018, the Company placed into service developed technology and software associated with the launch of its next generation of products, including Sat-Fi2TM, SPOT XTM and SmartOne SolarTM. For 2018 and 2017, the Company recorded amortization expense on these intangible assets of $0.6 million and $0.3 million, respectively. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. Total estimated annual amortization of intangible assets is expected to be approximately $0.8 million for each of 2019 through 2022, $0.5 million for 2023 and $1.3 million thereafter, excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2018.

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2018	2017
Costs to obtain a contract	$2,018	$—
Long-term prepaid licenses and royalties	5,209	4,920
Business economic loss claim receivable (see Note 9 for further discussion)	3,684	—
International tax receivables	840	1,823
Investments in businesses	2,089	2,089
Other long-term assets	1,338	1,226
	$15,178	$10,058

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	December 31, 2018			December 31, 2017
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$389,390	$24,355	$365,035	$467,256	$34,459	$432,797
Loan Agreement with Thermo	119,702	22,665	97,037	106,054	26,333	79,721
8.00% Convertible Senior Notes Issued in 2013	1,379	—	1,379	1,348	—	1,348
Total Debt	510,471	47,020	463,451	574,658	60,792	513,866
Less: Current Portion	96,249	—	96,249	79,215	—	79,215
Long-Term Debt	$414,222	$47,020	$367,202	$495,443	$60,792	$434,651

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date and the total outstanding balance of the Company's 2013 8.00% Notes. The Company believes that the principal payments due in June and December 2019 under the Facility Agreement will be in excess of its available sources of cash in order to also maintain compliance with the required balance in the debt service reserve account. The Company intends to raise funds in sufficient amounts to meet its obligations or, alternatively, seek a restructuring or refinancing of these debt obligations; however, the source of funds has not yet been arranged nor have the terms of any such restructuring or refinancing been determined.

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

The Facility Agreement is scheduled to mature in December 2022. As of December 31, 2018, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 3.75% through June 2019, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company's obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE), the French export credit agency. The Company's obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company's domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

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

•	The Company maintains at all times a minimum liquidity balance of $4.0 million;

•	The Company achieves for each period the following minimum adjusted consolidated EBITDA (as defined in the Facility Agreement) (amounts in thousands):

Period	Minimum Amount
7/1/18-12/31/18	$47,694
1/1/19-6/30/19	$45,509
7/1/19-12/31/19	$53,830
1/1/20-6/30/20	$50,790
7/1/20-12/31/20	$59,114

•	The minimum adjusted consolidated EBITDA Minimum Amount changes semi-annually through December 31, 2022, for which measurement period the Minimum Amount is $65.7 million.

•	The Company maintains a minimum debt service coverage ratio of 1.00:1;

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

Additionally, the covenants in the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. Additionally, the Company has a required reserve being held with its credit card processor to address any liability arising from potential charge-backs given the growth in both volume and amount of the Company's annual service subscriptions, among other factors. The Company is in discussions with its senior lenders to evaluate if this reserve impacts the terms of the Facility Agreement.

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company needed an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended December 31, 2018. The Company will also need Equity Cure Contributions for periods thereafter, subject to the provisions of the Facility Agreement. The source of funds for these Equity Cure Contributions has not yet been arranged. As of December 31, 2018, the Company was in compliance with respect to the covenants of the Facility Agreement, except for one matter. In February 2019, the Company became aware that it had not complied with an administrative provision within the Facility Agreement. Prior to the issuance of these financial statements, this noncompliance was remedied within the applicable grace period in order to avoid an event of default.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of the debt service reserve account funds is restricted to making principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable by the Company on the next payment date. As of December 31, 2018, the balance in the debt service reserve account was $60.3 million and is classified as restricted cash on the Company's consolidated balance sheet.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement. The Loan Agreement is convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As a result of the Company's equity offering in 2018 (as discussed below), the Company issued stock at a price below the base conversion rate at the time, accordingly, the base conversion rate was reset in December 2018 from $0.73 to $0.69.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of December 31, 2018, $76.2 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company's consolidated balance sheets.

The Company evaluated the various embedded derivatives within the Loan Agreement (See Note 7: Fair Value Measurements for additional information about the embedded derivative in the Loan Agreement). The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount, which is netted against the face value of the Loan Agreement.

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

 8.00% Convertible Senior Notes Issued in 2013

On May 20, 2013, the Company issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. The 2013 8.00% Notes are convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock. The conversion price of the 2013 8.00% Notes is adjusted in the event of certain stock splits or extraordinary share distributions, or as a reset of the base conversion and exercise price pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated May 20, 2013 (the “Indenture”). As a result of the Company's equity offering in 2018 (as discussed below), the Company issued stock at a price below the base conversion rate at the time, accordingly, the base conversion rate was reset in December 2018 from $0.73 to $0.69.

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

Subject to certain conditions set forth in the Indenture, the Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. As of December 31, 2018, the 2013 8.00% Notes have not been redeemed by the Company.

A holder of the 2013 8.00% Notes has the right, at the holder’s option, to require the Company to purchase some or all of the 2013 8.00% Notes held by it on each of April 1, 2018 and April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. The remaining holders did not exercise this option on April 1, 2018.

Subject to the procedures for conversion and other terms and conditions of the Indenture, a holder may convert its 2013 8.00% Notes at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the option of the Company, cash in lieu of all or a portion thereof, provided that, under the Facility Agreement, the Company may pay cash only with the consent of the majority lenders) over a 40-consecutive trading day settlement period.

The conversion activity since issuance of the 2013 8.00% Notes is summarized in the table below (in thousands):

Period	Principal Amount Converted	Shares of Voting Common Stock Issued	(Gain)/Loss on Extinguishment of Debt
Year Ended December 31, 2013	$8,029	14,863	$(4,237)
Year Ended December 31, 2014	24,881	46,353	44,061
Year Ended December 31, 2015	6,491	10,887	2,254
Year Ended December 31, 2016	—	—	—
Year Ended December 31, 2017	15,986	26,411	6,306
Year Ended December 31, 2018	—	—	—
Total	$55,387	98,514	$48,384

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

The Indenture provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of December 31, 2018, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

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

The Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense through the first put date of the 2013 8.00% Notes (April 1, 2018) using an effective interest rate method. Due to significant conversions since issuance, the entire debt discount has been recorded to interest expense resulting in no balance as of December 31, 2018. The Company is marking to market the fair value of the compound embedded derivative liability at the end of each reporting period, or more frequently as deemed necessary, and as of the date of a significant conversion, with any changes in value reported in the consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a Monte Carlo simulation model.

Debt maturities

Annual debt maturities for each of the five years following December 31, 2018 and thereafter are as follows (in thousands):

2019	96,249
2020	100,000
2021	100,000
2022	94,520
2023	—
Thereafter	119,702
Total	$510,471

Amounts in the above table are calculated based on amounts outstanding at December 31, 2018, and therefore exclude paid-in-kind interest payments that will be made in future periods.

The Company intends on redeeming the 2013 8.00% Notes in the near future if the Company's stock price exceeds the conversion price of the notes. Accordingly, any such redemption is expected to result in the conversion of the notes by the holders in lieu of a cash payment by the Company at par value. As such, the amounts are included in the 2019 maturities in the table above.

Public Offering of Common Stock

In December 2018, the Company entered into an underwriting agreement (the "2018 Underwriting Agreement") with Cantor Fitzgerald & Co., as the sole book-running manager, relating to the sale of 171.4 million shares of common stock, at a public offering price of $0.35 per share. Under the terms of the 2018 Underwriting Agreement, the Company granted the underwriter a 30-day option to purchase an additional 25.7 million shares of its common stock. This option was not exercised.

The Company received approximately $59.1 million in net proceeds from the sale of its common stock during the 2018 offering. Eighty percent of the net proceeds from the 2018 offering was deposited into the Company's debt service reserve account. The Company used the funds from the 2018 offering, together with cash on hand, to fund the principal and interest payment due in December 2018 under the Facility Agreement. The funds raised in the 2018 offering qualified as an Equity Cure Contribution, allowing the Company to remain in compliance with the covenants under the Facility Agreement as of December 31, 2018.

6. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31, 2018	December 31, 2017
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(757)	$(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	(146,108)	(226,659)
Total derivative liabilities	$(146,865)	$(227,985)

The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s consolidated statement of operations (in thousands):

	Year ended December 31,
	2018	2017	2016
Interest rate cap	$—	$(4)	$(2)
Compound embedded derivative with the 2013 8.00% Notes	569	(6,662)	(461)
Compound embedded derivative with the Loan Agreement with Thermo	80,551	27,848	(41,068)
Total derivative gain (loss)	$81,120	$21,182	$(41,531)

Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the consolidated statements of operations. The value of the interest rate cap was approximately zero as of both December 31, 2018 and December 31, 2017.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its consolidated statements of operations and its consolidated statements of cash flows as an operating activity. The Company determined the fair value of its compound embedded derivative liabilities using a Monte Carlo simulation model. See Note 7: Fair Value Measurements for further discussion. Each liability and the features embedded in the debt instrument which required the Company to account for the instrument as a derivative are described below.

Compound Embedded Derivative with 2013 8.00% Notes

As a result of the conversion option and the contingent put feature within the 2013 8.00% Notes, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that is netted against the face value of the 2013 8.00% Notes. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model. Consistent with the classification of the 2013 8.00% Notes on the Company's consolidated balance sheet, the Company has classified this derivative liability as current on its consolidated balance sheet at December 31, 2018.

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

7. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2018:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	—	—	(757)	(757)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(146,108)	(146,108)
Total liabilities measured at fair value	$—	$—	$(146,865)	$(146,865)

	Fair Value Measurements at December 31, 2017:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	—	—	(1,326)	(1,326)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(226,659)	(226,659)
Total liabilities measured at fair value	$—	$—	$(227,985)	$(227,985)

Assets

Interest Rate Cap

The fair value of the interest rate cap is determined using observable pricing inputs including benchmark yields, reported trades and broker/dealer quotes at the reporting date. As previously disclosed, the value of the interest rate cap was approximately zero as of both December 31, 2018 and December 31, 2017, accordingly, the interest rate cap is not reflected in the tables above. See Note 6: Derivatives for further discussion.

Liabilities

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 6: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	December 31, 2018:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40 - 120%	2.5%	$0.69	28%	$0.64
Compound embedded derivative with the Loan Agreement with Thermo	40 - 120%	2.5%	$0.69	28%	$0.64

December 31, 2017:

	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	78%	1.4%	$0.73	27%	$1.31
Compound embedded derivative with the Loan Agreement with Thermo	40 - 77%	2.2%	$0.73	27%	$1.31

 Fluctuation in the Company’s stock price is one of the primary drivers for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased 51% from December 31, 2017 to December 31, 2018. As the stock price decreases, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s consolidated balance sheets. Stock price volatility is another significant unobservable input used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company’s stock price. Increases in expected volatility would generally result in a higher fair value measurement.

Probability of a change of control is another significant unobservable input used in the fair value measurement of the Company’s derivative instruments. Subject to certain restrictions in each indenture, the Company’s debt instruments contain certain provisions whereby holders may require the Company to purchase all or any portion of the convertible debt instrument upon a change of control. A change of control will occur upon certain changes in the ownership of the Company or certain events relating to the trading of the Company’s common stock. The simulated fair value of the derivative liabilities above is sensitive to changes in the assumed probabilities of a change of control. Increases in the assumed probability of a change of control in the short-term would generally result in a lower fair value measurement, while increases in the assumed probability of a change in control in the long-term would generally result in a higher fair value measurement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$(227,985)	$(281,171)
Derivative adjustment related to conversions	—	32,000
Unrealized gain, included in derivative gain (loss)	81,120	21,186
Balance at end of period	$(146,865)	$(227,985)

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

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$97,037	$67,452	$79,721	$54,936
2013 8.00% Notes	1,379	734	1,348	1,295

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

See further discussion in Note 6: Derivatives for other valuation inputs used in the valuation model of the 2013 8.00% Notes and the impact these inputs have on the fair value measurement.

Long-Lived Assets

Long-lived assets and intangible and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During 2017, the Company recorded a reduction in value of long-lived assets related to its satellite construction contract with Thales. Under the terms of the contract, the Company paid to Thales €12 million in purchase price plus an additional €3.1 million in procurement costs for the prepaid long-lead items ("LLI") to be procured by Thales on the Company's behalf. The LLI were to be used in the construction of the Phase 3 satellites for the Company. The Company believes that it owns the LLI and that title to the LLI transferred to the Company upon payment. Despite historical statements to the contrary, Thales currently disputes the Company's ownership of the LLI and has asserted that the Company released its title to the LLI pursuant to that certain Release Agreement, dated as of June 24, 2012, which is described more fully in Note 9: Contingencies. Thales further asserts that the LLI belong to Thales and that Thales has no obligation to turn over possession of the LLI to the Company. The Company recorded a reduction in the carrying value of long-lived assets of $17.0 million in its consolidated statement of operations during the fourth quarter of 2017 when circumstances changed impacting the fair value that is probable of being recovered from these assets in the construction of Phase 3 satellites.

During 2018, a reduction in the value of long-lived assets and/or intangible and other assets was not required.

The following table presents the location on the Company's consolidated balance sheet and the amount of the reduction in the value of long-lived assets recorded in 2017 (in thousands):

	Fair Value Measurements at December 31, 2017:
	(Level 1)	(Level 2)	(Level 3)	Total Losses
Property and equipment, net:	$—	$—	$971,119	$17,040
Total	$—	$—	$971,119	$17,040

8. COMMITMENTS

Contractual Obligations - Next-Generation Gateways and Other Ground Facilities

As of December 31, 2018, the Company had purchase commitments with certain vendors related to the procurement, deployment and maintenance of the second-generation network, including gateway acquisitions.

The Company has a purchase commitment with MIL-SAT LLC for the procurement and production of new antennas for substantially all of the Company's gateways. As of December 31, 2018, the Company's remaining purchase obligations under this commitment are approximately $16.0 million; the timing of payments is driven by work performed under the contract over an approximate three-year period.

In December 2018, the Company entered into a binding asset purchase agreement with Tesam Argentina, S.A., the owners of the Company's IGO in Argentina, to establish a ground station in Argentina. The Company will purchase certain fixed assets and related government authorizations in connection with the operation of this gateway. The Company is obligated to make a payment under this purchase agreement of approximately $1.2 million in 2019, which is net of recoverable taxes of $0.2 million, and was recorded in accrued expenses on its consolidated balance sheet as of December 31, 2018.

Other Commitments

The Company has inventory purchase commitments with its third party product manufacturers in the normal course of business. These commitments are generally non-cancelable and are based on internal twelve-month sales forecasts. The Company estimates that its open inventory purchase commitments as of December 31, 2018 were approximately $15.9 million. As of December 31, 2018, approximately $0.6 million related to these commitments was recorded in prepaid expenses and other current assets on the Company's consolidated balance sheet.

Future Minimum Lease Obligations

The Company has non-cancelable operating leases for facilities and equipment throughout the United States and around the world, including Louisiana, California, Florida, Nevada, Texas, Canada, Ireland, France, Brazil, Panama, Singapore and Botswana. The leases expire on various dates through 2031. The following table presents the future minimum lease payments for leases having an initial or remaining non-cancelable lease term in excess of one year (in thousands) as of December 31, 2018, excluding possible lease payment reimbursement from the State of Louisiana pursuant to the Cooperative Endeavor Agreement the Company entered into with the Louisiana Department of Economic Development (See Note 10: Accrued Expenses and Other Non-Current Liabilities):

2019	$766
2020	694
2021	495
2022	404
2023	408
Thereafter	2,730
Total minimum lease payments	$5,497

As of December 31, 2018, the Company had certain leases which had a remaining lease term of less than one year. These leases included the Company's current headquarters in Covington, Louisiana and one of its gateways in Singapore. The Company moved into a new headquarter location in February 2019 and is leasing this location from Thermo Covington, LLC; as the former lease had a remaining term of less than one year and the new lease was not signed as of December 31, 2018, amounts for either location are not reflected in the table above. The Company's new headquarters lease will have a total lease term of ten years with annual base lease payments of approximately $1.4 million, which will increase at a rate of 2.5% per year. The Company renewed its lease agreement with its gateway in Singapore in February 2019; as this lease agreement was month to month as of December 31, 2018, amounts for this location were not included in the table above. The Singapore gateway lease will have a total lease term of two years with annual base lease payments of approximately $0.5 million per year.

Total rent expense for 2018, 2017 and 2016 was approximately $1.4 million, $1.4 million and $1.3 million, respectively.

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

On June 24, 2012, the Company and Thales agreed to settle their prior commercial disputes, including those disputes that were the subject of the arbitration award. In order to effectuate this settlement, the Company and Thales entered into a Release Agreement, a Settlement Agreement and a Submission Agreement. Under the terms of the Release Agreement, Thales agreed unconditionally and irrevocably to release and forever discharge the Company from any and all claims and obligations (with the exception of those items payable under the Settlement Agreement or in connection with a new contract for the purchase of any additional second-generation satellites), including, without limitation, a full release from paying €35.6 million of the termination charges awarded in the arbitration together with all interest on the award amount effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. Under the terms of the Release Agreement, the Company agreed unconditionally and irrevocably to release and forever discharge Thales from any and all claims (with limited exceptions), including, without limitation, claims related to Thales’s work under the 2009 satellite construction contract, including any obligation to pay liquidated damages, effective upon the earlier of December 31, 2012, and the effective date of the financing for the purchase of any additional second-generation satellites. The releases became effective on December 31, 2012. In connection with the Release Agreement and the Settlement Agreement, the Company recorded a contract termination charge of approximately €17.5 million on its consolidated balance sheet during the second quarter of 2012. As discussed above, the statute of limitations for Thales to enforce the arbitration award pursuant to the Federal Arbitration Act has expired. As such, the Company believes that payment of the contract termination charge is not probable and removed this liability from its consolidated balance sheet during the second quarter of 2018. The Company recorded a $20.5 million revision to this contract termination charge on its consolidated income statement during the second quarter of 2018. Nevertheless, there can be no assurance that Thales would not or could not seek some alternative means to pursue all or a portion of the €17.5 million contract termination charge, which would be defended vigorously by the Company.

Under the terms of the Settlement Agreement, the Company agreed to pay €17.5 million to Thales, representing one-third of the termination charges awarded to Thales in the arbitration, subject to certain conditions, on the later of the effective date of the new contract for the purchase of any additional second-generation satellites and the effective date of the financing for the purchase of these satellites. As of December 31, 2018, this condition had not been satisfied. Because the effective date of the new contract for the purchase of additional second-generation satellites did not occur on or prior to February 28, 2013, any party may terminate the Settlement Agreement. If any party terminates the Settlement Agreement, all parties’ rights and obligations under the Settlement Agreement shall terminate. The Release Agreement is a separate and independent agreement from the Settlement Agreement and provides that it supersedes all prior understandings, commitments and representations between the parties with respect to the subject matter thereof; therefore, it would survive any termination of the Settlement Agreement. As of December 31, 2018, no party had terminated the Settlement Agreement.

Securities Claim

As previously disclosed, on September 25, 2018, a shareholder action was filed against Globalstar, Inc. (the “Company” or “Globalstar”), members of the Board of Directors, Thermo Companies, Inc., and certain members of Globalstar management in the Court of Chancery of the State of Delaware (the “Court”), captioned Mudrick Capital Management, LP, et al. v. Monroe, et al., C.A. No. 2018-0699-TMR (the "Action"). As previously disclosed, on December 14, 2018, all parties to the Action, including plaintiffs Mudrick Capital Management, L.P. (“Mudrick Capital”) and Warlander Asset Management (“Warlander”, and, together with Mudrick Capital, the “Plaintiffs”), entered into a stipulation and agreement of settlement, compromise and release of stockholder derivative action (the “Settlement Agreement”) to settle all claims asserted against all defendants in the Action. The material provisions of the Settlement Agreement are described below.

•	The Plaintiffs released and dismissed with prejudice all claims in the Action.

•
The Company agreed to conduct an equity offering pursuant to which shares of its common stock were sold to investors at market price (as defined in the Settlement Agreement), in an amount of not more than $60 million (excluding the underwriter’s over-allotment option), that was open to all the qualified and readily identifiable holders of the Company’s common stock on a pro rata basis based on their ownership (such offering, the “Financing”). The Company completed the Financing on December 21, 2018.

•
Each of the Plaintiffs and Thermo agreed to support the Financing by (i) committing to purchase, upon the signing of the Settlement Agreement, their pro rata share of the financing, on equal terms and based on their respective ownership of the Company’s outstanding shares and (ii) upon signing the Settlement Agreement, providing a backstop commitment to purchase the shares offered to persons other than the Plaintiffs and Thermo but not purchased by such persons, on a pro rata basis based on their current respective ownership of the Company’s outstanding shares.

•
The Company agreed to amend its Certificate of Incorporation and Bylaws to provide that, so long as Thermo and its affiliates beneficially own at least 45% of the Company’s outstanding common stock, two of the seven members of the Company’s Board of Directors (the “Minority Directors”) will be elected by the vote of a plurality of the holders of the Company’s Common Stock other than Thermo and its affiliates (the “Independent Stockholders”).

•
The initial Minority Directors, Benjamin Wolff and Keith Cowan, were designated by the Plaintiffs and appointed to the Board of Directors in December 2018. In addition, Michael Lovett was appointed to the Board as an independent director and Timothy Taylor was appointed to the Board as a director in December 2018. Mr. Wolff and Mr. Lovett have been appointed to the Company’s Compensation Committee, Mr. Cowan has been appointed to Nominating & Corporate Governance Committee and Mr. Wolff and Mr. Lovett have been appointed to the Audit Committee. To permit the addition to the Board of Mr. Wolff, Mr. Cowan, Mr. Lovett and Mr. Taylor, four of the Company’s current directors agreed upon by the parties departed.

•
The Company agreed to amend its Certificate of Incorporation and Bylaws to provide that so long as Thermo and its affiliates beneficially own at least 45% of the Company’s common stock, subject to certain exceptions, approval by a majority of shares held by Independent Stockholders is required for any related-party transaction with a value of $5 million or more between the Company and Thermo and its affiliates, subject to certain exclusions specified in the Settlement Agreement.

•
The Company also agreed to amend its Certificate of Incorporation and Bylaws to provide that so long as Thermo and its affiliates beneficially own at least 45% of the Company’s outstanding common stock, the Company will maintain a strategic review committee of its Board of Directors (the “Strategic Review Committee”). The Strategic Review Committee consists of the two then-serving Minority Directors and two independent directors appointed by the then-serving Board; provided, however, that, subject to the Minority Directors’ right to remove him with or without cause, Mr. Taylor has been appointed an initial member of the Strategic Review Committee. The other initial members of the Strategic Review Committee are Mr. Wolff, Mr. Cowen and Mr. Hasler.

•
To the extent permitted by applicable law, the Strategic Review Committee will have exclusive responsibility for the oversight, review and approval of (i) subject to certain exceptions, any acquisition by Thermo and its affiliates of additional newly-issued securities of the Company; (ii) any extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries; (iii) any sale or transfer of a material amount of assets of Company or any sale or transfer of assets of any of its subsidiaries which are material to the Company; (iv) any further change in the Board, including any plans or proposals to change the number or term of directors (provided that only elections of Minority Directors shall be within the authority of the Strategic Review Committee); (v) subject to certain exceptions, any material change in the present capitalization or dividend policy of the Company; (vi) any other material changes in the Company’s lines of business or corporate structure; and (vii) subject to certain exceptions, any transaction between the Company and Thermo and its affiliates with a value in excess of $250,000. The approval of any of the foregoing transactions will require the vote of at least three members of the Strategic Review Committee.

•
Thermo agreed that it will convert all its outstanding subordinated debt to equity at the contractual conversion price within five business days after any of the following events: (i) the refinancing of 85% or more of the Company’s bank debt; (ii) extension of the maturity of all of the Company’s bank debt of two years or more; (iii) a refinancing of at least $150 million of the Company’s bank debt with a minimum two year extension on the remaining balance, or (iii) an amortization holiday or holidays pursuant to which the Company is relieved of the obligation to make principal payments on the Company’s bank debt for two years or longer.

•
An agreement that the Plaintiffs reserve the right to make a petition to the Court for an award of attorneys’ fees and expenses; however, any award to Plaintiffs’ counsel for fees and expenses shall be determined by the court of the State of Delaware.

The effectiveness of the Settlement Agreement is subject to approval by the Court of Chancery of the State of Delaware. The Court of Chancery has scheduled a hearing for April 1, 2019, to determine whether it should issue an order approving the proposed settlement pursuant to the Settlement Agreement. Accordingly, as of the date of this Report, the Settlement Agreement was not yet effective.

In connection with the Action described above, the Plaintiffs’ claims for monetary relief from the Company are now limited to attorneys' fees and expenses incurred in connection with and related to pursuing the Action, as well as in connection with and related to a shareholder demand to inspect certain of the Company's books and records and a lawsuit seeking to enforce that demand. The Company evaluated the facts and circumstances under applicable accounting guidance and determined that a loss with respect to such Plaintiffs' attorneys' fees and costs is probable and reasonably estimable. In accordance with ASC 450, as of December 31, 2018, the Company estimated a range of loss and recorded a reserve based on the low end of the range, as there were no facts and circumstances to support a different point in the range. The estimated loss for damages did not exceed the Company's retention limit of $1.5 million for a "securities claim" under its directors and officers insurance policy. This amount is accrued as a current liability on the Company's consolidated balance sheet and recorded in marketing, general and administrative expenses on the Company’s consolidated statement of operations. The Company believes it is probable that any losses in excess of the Company's retention limit will be covered under the terms of its insurance policy.

Business Economic Loss Claim

In May 2018, the Company concluded the settlement of a business economic loss claim in which it was an absent member in a tort class action lawsuit. The Company will receive proceeds of $7.4 million, net of legal fees, related to this settlement. The Company received the first installment of $3.7 million in January 2019; the final installment is expected to be received in January 2020. During the second quarter of 2018, the Company recorded the present value of the proceeds of $6.8 million and a discount of $0.6 million, which was recorded in prepaid expenses and other current assets as well as intangible and other assets, net, on the Company's consolidated balance sheet. The present value of the net proceeds of $6.8 million was recorded in other income on the Company's consolidated statement of operations. The discount of $0.6 million was recorded on the Company's consolidated balance sheet and is being accreted to interest income over the term of the receivable using the effective interest method.

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

10. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accrued interest	$97	$228
Accrued compensation and benefits	3,027	3,913
Accrued property and other taxes	3,069	3,944
Accrued customer liabilities and deposits	4,802	4,529
Accrued professional and other service provider fees	5,224	3,386
Accrued commissions	1,224	1,162
Accrued telecommunications expenses	1,528	1,565
Accrued satellite and ground costs	428	634
Accrued inventory	561	102
Accrued asset purchase (See Note 8 for further discussion)	1,401	—
Other accrued expenses	1,724	1,291
Total accrued expenses	$23,085	$20,754

Other accrued expenses include primarily advertising costs, capital lease obligations, vendor services, warranty reserve, occupancy costs and estimated payroll shortfall under the Cooperative Endeavor Agreement with the Louisiana Department of Economic Development (“LED”).

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$143	$132	$101
Provision	372	273	272
Utilization	(362)	(262)	(241)
Balance at end of period	$153	$143	$132

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Asset retirement obligation	1,459	1,451
Deferred rent and other deferred expense	147	274
Capital lease obligations	77	154
Liability related to the Cooperative Endeavor Agreement with the State of Louisiana	248	460
Foreign tax contingencies	1,435	3,634
Total other non-current liabilities	$3,366	$5,973

The Company relocated its headquarters to Louisiana in 2011. In connection with its relocation, the Company entered into a Cooperative Endeavor Agreement with the LED whereby the Company would be reimbursed for certain qualified relocation costs and lease expenses. In accordance with the terms of the agreement, these reimbursement costs, not to exceed $8.1 million, will be reimbursed to the Company as incurred provided the Company maintains required annual payroll levels in Louisiana through 2019. Under the terms of the agreement, the Company was reimbursed a total of $5.6 million for qualifying relocation and lease expenses and $1.3 million for facility improvements and replacement equipment in connection with the relocation through December 31, 2018.

11. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.7 million and $0.2 million as of December 31, 2018 and 2017, respectively. This increase is related to the timing of payment of expenses incurred by Thermo on behalf of the Company related to the shareholder litigation discussed in Note 9: Contingencies.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses, which include non-cash expenses that the Company accounts for as a contribution to capital, related to services provided by certain executive officers of Thermo and those expenses incurred by Thermo on behalf of the Company which are charged to the Company. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. The expenses charged to the Company were $1.5 million, $0.8 million, and $0.7 million for the periods ended December 31, 2018, 2017 and 2016, respectively; the increase in 2018 was driven by approximately $0.7 million of expenses incurred by Thermo on behalf of the Company related to the shareholder litigation.

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's new headquarters office. As previously discussed in Note 8: Commitments, the Company's former lease agreement terminated in December 2018; as such, prior to this termination date, the Company began a process to search for a new headquarters location. Annual lease expense for the new location will be $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years.

As of December 31, 2018, the principal amount outstanding under the Loan Agreement with Thermo was $119.7 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $146.1 million. During 2018 and 2017, interest accrued on the Loan Agreement was approximately $13.6 million and $12.1 million, respectively.

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

In December 2018, the Company entered into an underwriting agreement relating to the sale of its common stock at a public offering. Thermo participated in the stock offering and purchased a total of 141.0 million shares of common stock at a purchase price of $49.3 million.

The Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock. Thermo may convert shares of voting common stock into shares of nonvoting common stock, or vice versa, as needed to comply with these ownership limitations.

In addition, the Company's Board of Directors maintains a special committee consisting solely of disinterested independent directors of the Company, represented by independent legal counsel. This special committee serves as an independent board to review and approve certain transactions between the Company and Thermo.

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

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

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$18,637	$17,778
Service cost	194	195
Interest cost	663	722
Actuarial (gain) loss	(1,332)	916
Benefits paid	(1,012)	(974)
Projected benefit obligation, end of year	$17,150	$18,637
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$14,248	$12,895
Return on plan assets	(870)	1,682
Employer contributions	295	645
Benefits paid	(1,012)	(974)
Fair value of plan assets, end of year	$12,661	$14,248
Funded status, end of year-net liability	$(4,489)	$(4,389)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net periodic benefit cost:
Service cost	$194	$195	$195
Interest cost	663	722	758
Expected return on plan assets	(901)	(825)	(808)
Amortization of unrecognized net actuarial loss	374	443	473
Total net periodic benefit cost	$330	$535	$618

Amounts recognized in the consolidated balance sheet were as follows (in thousands):

	December 31,
	2018	2017
Amounts recognized:
Funded status recognized in other non-current liabilities	$(4,489)	$(4,389)
Net actuarial loss recognized in accumulated other comprehensive loss	5,622	5,558
Net amount recognized in retained deficit	$1,133	$1,169

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 is $0.4 million. No amounts are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 related to prior service costs or net transition obligations.

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Benefit obligation assumptions:
Discount rate	4.25%	3.63%	4.15%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	3.63%	4.15%	4.38%
Expected rate of return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

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

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plan, the asset mix of the plan and the fact that the plan assets are actively managed to mitigate risk. Discount rates are determined annually based on the Plan administrator’s yield curve index, which considers expected benefit payments and is discounted with rates from the yield curve to determine a single equivalent discount rate.

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

	December 31,
	2018	2017
Equity securities	54%	58%
Debt securities	46	42
Total	100%	100%

The fair values of the Company’s pension plan assets by asset category were as follows (in thousands):

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$5,509	$—	$5,509	$—
International equity securities	1,288	—	1,288	—
Fixed income securities	4,158	—	4,158	—
Other	1,706	—	1,706	—
Total	$12,661	$—	$12,661	$—

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$6,597	$—	$6,597	$—
International equity securities	1,615	—	1,615	—
Fixed income securities	4,119	—	4,119	—
Other	1,917	—	1,917	—
Total	$14,248	$—	$14,248	$—

Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan was $17.2 million and $18.6 million at December 31, 2018 and 2017, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2019	$1,023
2020	1,025
2021	1,026
2022	1,052
2023	1,070
2024 - 2028	5,623

For 2018 and 2017, the Company contributed $0.3 million and $0.6 million, respectively, to the Globalstar Plan. For 2019, the Company's expected contributions to the Globalstar Plan will be $0.2 million.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.6 million, $0.4 million and $0.3 million for 2018, 2017, and 2016, respectively. The increase in matching contributions in 2018 is driven by increased headcount as well as an increase to the matching contribution percentage by the Company during 2018.

13. TAXES

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal tax	$—	$—	$—
State tax	30	25	18
Foreign tax	95	165	(6,561)
Total	125	190	(6,543)
Deferred:
Federal and state tax	—	—	—
Foreign tax provision (benefit)	—	—	—
Total	—	—	—
Income tax expense (benefit)	$125	$190	$(6,543)

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. income (loss)	$28,699	$(60,964)	$(103,494)
Foreign loss	(35,090)	(27,920)	(35,695)
Total loss before income taxes	$(6,391)	$(88,884)	$(139,189)

As of December 31, 2018, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $1.8 billion and $228.9 million, respectively. As of December 31, 2017, the Company had cumulative U.S. and foreign net operating loss carryforwards for income tax reporting purposes of approximately $1.7 billion and $232.5 million, respectively. The current net operating loss carryforwards expire from 2019 through 2038, with less than 1% expiring prior to 2026.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2018	2017
Federal and foreign net operating loss, interest limitation and credit carryforwards	$489,815	$464,288
Property and equipment and other long-term assets	(80,830)	(45,373)
Accruals and reserves	7,152	12,754
Deferred tax assets before valuation allowance	416,137	431,669
Valuation allowance	(416,137)	(431,669)
Net deferred income tax assets	$—	$—

The change in the valuation allowance during 2018 of $15.5 million was due to the Company providing valuation allowances against all of the tax benefit generated from its consolidated net losses. The change in property and equipment and other long-term assets was driven primarily by depreciation due to the difference between tax and book depreciable lives.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Provision at U.S. statutory rate of 21% for 2018 and 35% for each of 2017 and 2016	$(1,349)	$(31,118)	$(48,722)
State income taxes, net of federal benefit	890	(1,804)	(6,193)
Change in valuation allowance (excluding impact of foreign exchange rates)	(8,228)	(245,304)	36,631
Effect of foreign income tax at various rates	(237)	3,739	4,844
Permanent differences	7,031	11,166	10,331
Change in unrecognized tax benefit	—	—	(6,313)
Net change in permanent items due to provision to tax return	1,813	(3,565)	3,222
Remeasurement of U.S. deferred tax assets (Federal and State)	—	266,864	—
Other (including amounts related to prior year tax matters)	205	212	(343)
Total	$125	$190	$(6,543)

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

In July 2018, the Company's Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2015 and 2016 had been selected for audit. The Company has provided all requested information to the Canada Revenue Agency ("CRA") and is working with the CRA to complete the audit.

Except for the audit noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state income tax jurisdiction in the United States. The Company's corporate U.S. tax returns for 2015 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

 The Company acquired a tax liability for which the Company has been indemnified by the previous owners. As of December 31, 2018, and 2017, the Company had recorded a tax liability of $0.4 million and $1.4 million, respectively, to the foreign tax authorities with an offsetting tax receivable from the previous owners, which is included in Intangible and Other Assets in the accompanying balance sheets. The Company may be exposed to other liabilities in the future if its subsidiary in Brazil, after making use of all available tax benefits and fiscal losses, incurs additional tax liabilities for which it may not be fully indemnified by the seller, or the seller may fail to perform its indemnification obligations.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2010 and subsequent years in most of the Company's international tax jurisdictions.

There are no unrecognized tax benefits as of December 31, 2017 and 2018.

Change in Tax Regulations

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

Also, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, companies need to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. The Company completed its analysis of the Tax Act and no adjustments were made to the provisional amounts recorded in the Company’s financial statements for the period ending on December 31, 2017.

As of December 31, 2018, the Company had not provided foreign withholding taxes on approximately $2.2 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the U.S.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2018.

14. STOCK COMPENSATION

The Company’s 2006 Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests. Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2018, and 2017, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 11.4 million and 24.1 million, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. These options have various vesting terms, but generally vest in equal installments over three or four years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.
The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected stock price volatility, the expected option life and the expected forfeiture rate. The market price of common stock has been volatile at times in recent years. The Company makes judgmental adjustments to project volatility during the expected term of the options, considering, among other things, historical volatility of the share prices of its peer group and expectations with regard to business conditions that may impact stock price fluctuations or stability. The Company estimates the expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods. The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2 - 3%	2%	1 - 2%
Expected term of options (years)	5	5	5
Volatility	63%	67%	65%
Weighted average grant-date fair value per share	$0.26	$0.85	$1.04

The following table represents the Company’s stock option activity for the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	9,390,498	$1.41
Granted	708,400	0.48
Exercised	(850,000)	0.38
Forfeited or expired	(1,033,668)	1.32
Outstanding at December 31, 2018	8,215,230	1.45

Exercisable at December 31, 2018	7,184,081	$1.51

The following table summarizes the aggregate intrinsic value of stock options exercised during the years indicated below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Intrinsic value of stock options exercised	$35	$94	$199

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Net cash proceeds during the year ended December 31, 2018 from the exercise of stock options were $0.3 million. The aggregate intrinsic value of all outstanding stock options at December 31, 2018 was $0.3 million with a remaining contractual life of 7.3 years. The aggregate intrinsic value of all vested stock options at December 31, 2018 was $0.2 million with a remaining contractual life of 6.2 years.

The following table presents compensation expense related to stock options for the years indicated below (in millions):

	Year Ended December 31,
	2018	2017	2016
Total compensation expense	$1.1	$1.2	$1.4

As of December 31, 2018, unrecognized compensation expense related to nonvested stock options outstanding was approximately $0.8 million to be recognized over a weighted-average period of 2.4 years.

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

Restricted Stock

Shares of restricted stock generally may vest immediately, one year from the grant date or in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of restricted stock awards are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. Compensation expense associated with restricted stock is measured based on the grant date fair value of the common stock and is recognized on a straight line basis over the vesting period. The table below summarizes the weighted average grant date fair value of restricted stock for the indicated periods:

	Year Ended December 31,
	2018	2017	2016
Weighted average grant date fair value	$0.49	$1.37	$1.56

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	3,630,817	$1.41
Granted	13,117,386	0.49
Vested	(5,804,742)	0.86
Forfeited	(132,445)	1.19
Nonvested at December 31, 2018	10,811,016	$0.59

The following table represents the compensation expense related to restricted stock for the years indicated below (in millions):

	Year Ended December 31,
	2018	2017	2016
Total compensation expense	$3.9	$2.3	$2.2

The total fair value of restricted stock awards vested during 2018, 2017 and 2016 was $3.1 million, $3.4 million, and $1.4 million, respectively. As of December 31, 2018, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $5.6 million to be recognized over a weighted-average period of 2.2 years.

Modifications

As a result of the departure of four members of the Board of Directors in December 2018, the Company modified certain terms for all stock options outstanding for the four departing directors and the three members of the Board of Directors who were not departing (collectively, the "Former Board"). In connection with this modification, all unvested stock options held by members of the Former Board vested and the term of all stock options held by such members was extended to a new ten-year period. Additionally, the Company accelerated the vesting of outstanding restricted stock awards for three of the four departing members of the Board of Directors.

In total, the seven members of the Former Board had options to purchase approximately 3.4 million shares outstanding. Additionally, three departing members of the Board of Directors had unvested restricted stock awards of 0.5 million shares in total.

The incremental compensation cost recognized upon modification of the stock options was $0.6 million and the incremental compensation cost recognized upon acceleration of the vesting of the restricted stock awards was $0.1 million, both of which were recognized during the year ended December 31, 2018 in accordance with applicable accounting guidance. As substantially all stock options held by members of the Former Board had vested as of December 31, 2018, the impact of this vesting of remaining outstanding stock options was not meaningful.

Key Employee Bonus Plan

The Company has an annual bonus plan designed to reward designated key employees' efforts to exceed the Company's financial performance goals for the designated calendar year ("Plan Year"). The bonus pool available for distribution is determined based on the Company's adjusted EBITDA performance during the Plan Year. The bonus may be paid in cash or the Company's common stock, as determined by the Compensation Committee. For the 2018 Plan Year, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the bonus plan document. As of December 31, 2018, $1.3 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which will be made in the form of common stock in March 2019.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Plan”) which provides eligible employees of the Company and its subsidiaries with an opportunity to acquire shares of its common stock at a discount. The maximum aggregate number of shares of common stock that may be purchased through the Plan is 7,000,000 shares. The number of shares that may be purchased through the Plan will be subject to proportionate adjustments to reflect stock splits, stock dividends, or other changes in the Company’s capital stock.

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

For the years ended December 31, 2018 and 2017, the Company received $0.5 million and $0.7 million, respectively, related to shares issued under this plan. For each of 2018 and 2017, the Company recorded compensation expense of approximately $0.5 million, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 6.0 million shares through December 31, 2018 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.00%	1.00%
Expected term (months)	6	6
Volatility	104%	100%
Weighted average grant-date fair value per share	$0.35	$0.61

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2018	2017
Accumulated minimum pension liability adjustment	$(5,622)	$(5,558)
Accumulated net foreign currency translation adjustment	1,783	(1,381)
Total accumulated other comprehensive loss	$(3,839)	$(6,939)

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information (amounts in thousands, except per share data):

	Quarter Ended
2018	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$28,749	$33,726	$35,692	$31,946
Operating income (loss)	$(12,958)	$1,948	$(17,962)	$(18,407)
Net income (loss)	$87,930	$(7,012)	$9,019	$(96,453)
Basic income (loss) per common share	$0.07	$(0.01)	$0.01	$(0.07)
Diluted income (loss) per common share	$0.06	$(0.01)	$0.01	$(0.07)
Shares used in basic per share calculations	1,262,336	1,263,372	1,264,516	1,287,742
Shares used in diluted per share calculations	1,437,328	1,263,372	1,427,800	1,287,742

	Quarter Ended
2017	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$24,652	$28,123	$30,458	$29,427
Loss from operations	$(15,131)	$(12,439)	$(10,721)	$(30,155)
Net income (loss)	$(20,161)	$(98,734)	$52,406	$(22,585)
Basic income (loss) per common share	$(0.02)	$(0.09)	$0.04	$(0.02)
Diluted income (loss) per common share	$(0.02)	$(0.09)	$0.04	$(0.02)
Shares used in basic per share calculations	1,113,968	1,128,985	1,169,993	1,251,826
Shares used in diluted per share calculations	1,113,968	1,128,985	1,345,905	1,251,826

17 CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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
Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2018

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,312	$2,126	$1,774	$—	$15,212
Restricted cash	60,278	—	—	—	60,278
Accounts receivable, net of allowance	7,138	7,826	4,363	—	19,327
Intercompany receivables	1,047,320	824,920	105,819	(1,978,059)	—
Inventory	6,747	6,149	1,378	—	14,274
Prepaid expenses and other current assets	7,765	2,987	2,658	—	13,410
Total current assets	1,140,560	844,008	115,992	(1,978,059)	122,501
Property and equipment, net	850,790	1,242	30,658	5	882,695
Intercompany notes receivable	5,600	—	6,436	(12,036)	—
Investment in subsidiaries	(255,187)	42,481	50,220	162,486	—
Intangibles and other assets, net	36,275	324	3,698	(11)	40,286
Total assets	$1,778,038	$888,055	$207,004	$(1,827,615)	$1,045,482
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$96,249	$—	$—	$—	$96,249
Accounts payable	2,420	3,378	1,197	—	6,995
Accrued expenses	8,904	6,747	7,434	—	23,085
Intercompany payables	778,340	832,284	367,396	(1,978,020)	—
Payables to affiliates	656	—	—	—	656
Derivative liabilities	757	—	—	—	757
Deferred revenue	1,699	23,943	6,296	—	31,938
Total current liabilities	889,025	866,352	382,323	(1,978,020)	159,680
Long-term debt, less current portion	367,202	—	—	—	367,202
Employee benefit obligations	4,489	—	—	—	4,489
Intercompany notes payable	6,436	—	5,600	(12,036)	—
Derivative liabilities	146,108	—	—	—	146,108
Deferred revenue	5,339	335	18	—	5,692
Other non-current liabilities	494	323	2,549	—	3,366
Total non-current liabilities	530,068	658	8,167	(12,036)	526,857
Stockholders' equity (deficit)	358,945	21,045	(183,486)	162,441	358,945
Total liabilities and shareholders' equity	$1,778,038	$888,055	$207,004	$(1,827,615)	$1,045,482

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2017

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,864	$4,942	$3,838	$—	$41,644
Restricted cash	63,635	—	—	—	63,635
Accounts receivable, net of allowance	7,129	6,524	3,460	—	17,113
Intercompany receivables	979,942	755,847	64,477	(1,800,266)	—
Inventory	1,182	4,610	1,481	—	7,273
Prepaid expenses and other current assets	3,149	2,414	1,182	—	6,745
Total current assets	1,087,901	774,337	74,438	(1,800,266)	136,410
Property and equipment, net	962,756	3,855	4,503	5	971,119
Intercompany notes receivable	5,600	—	6,436	(12,036)	—
Investment in subsidiaries	(280,745)	84,244	38,637	157,864	—
Intangible and other assets, net	18,353	47	3,348	(12)	21,736
Total assets	$1,793,865	$862,483	$127,362	$(1,654,445)	$1,129,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$79,215	$—	$—	$—	$79,215
Accounts payable	2,257	2,736	1,055	—	6,048
Accrued contract termination charge	21,002	—	—	—	21,002
Accrued expenses	7,627	6,331	6,796	—	20,754
Intercompany payables	711,159	799,565	289,503	(1,800,227)	—
Payables to affiliates	225	—	—	—	225
Derivative liabilities	1,326	—	—	—	1,326
Deferred revenue	1,164	23,282	7,301	—	31,747
Total current liabilities	823,975	831,914	304,655	(1,800,227)	160,317
Long-term debt, less current portion	434,651	—	—	—	434,651
Employee benefit obligations	4,389	—	—	—	4,389
Intercompany notes payable	6,436	—	5,600	(12,036)	—
Derivative liabilities	226,659	—	—	—	226,659
Deferred revenue	5,625	410	17	—	6,052
Other non-current liabilities	906	325	4,742	—	5,973
Total non-current liabilities	678,666	735	10,359	(12,036)	677,724
Stockholders' equity (deficit)	291,224	29,834	(187,652)	157,818	291,224
Total liabilities and shareholders' equity	$1,793,865	$862,483	$127,362	$(1,654,445)	$1,129,265

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$89,992	$40,658	$65,054	$(84,615)	$111,089
Subscriber equipment sales	711	16,963	5,676	(4,326)	19,024
Total revenue	90,703	57,621	70,730	(88,941)	130,113
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	26,795	5,932	10,050	(5,129)	37,648
Cost of subscriber equipment sales	552	13,964	4,253	(4,328)	14,441
Marketing, general and administrative	38,007	5,221	91,758	(79,543)	55,443
Revision to contract termination charge	(20,478)	—	—	—	(20,478)
Depreciation, amortization and accretion	88,783	264	1,391	—	90,438
Total operating expenses	133,659	25,381	107,452	(89,000)	177,492
Income (loss) from operations	(42,956)	32,240	(36,722)	59	(47,379)
Other income (expense):
Interest income and expense, net of amounts capitalized	(43,742)	4	72	54	(43,612)
Derivative gain	81,120	—	—	—	81,120
Gain on legal settlement	6,779	—	—	—	6,779
Equity in subsidiary earnings (loss)	(7,617)	(16,655)	—	24,272	—
Other	(100)	206	(3,349)	(56)	(3,299)
Total other income (expense)	36,440	(16,445)	(3,277)	24,270	40,988
Income (loss) before income taxes	(6,516)	15,795	(39,999)	24,329	(6,391)
Income tax expense	—	30	95	—	125
Net income (loss)	$(6,516)	$15,765	$(40,094)	$24,329	$(6,516)
Defined benefit pension plan liability adjustment	(64)	—	—	—	(64)
Net foreign currency translation adjustment	—	—	3,072	92	3,164
Total comprehensive income (loss)	$(6,580)	$15,765	$(37,022)	$24,421	$(3,416)

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$76,096	$39,347	$54,102	$(71,072)	$98,473
Subscriber equipment sales	264	11,459	6,141	(3,677)	14,187
Total revenue	76,360	50,806	60,243	(74,749)	112,660
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	25,664	5,981	10,740	(5,363)	37,022
Cost of subscriber equipment sales	97	9,211	4,311	(3,675)	9,944
Cost of subscriber equipment sales - reduction in the value of inventory	843	—	—	—	843
Marketing, general and administrative	22,588	4,792	77,099	(65,720)	38,759
Reduction in the value of long-lived assets	17,040	—	—	—	17,040
Depreciation, amortization and accretion	76,625	629	244	—	77,498
Total operating expenses	142,857	20,613	92,394	(74,758)	181,106
Income (loss) from operations	(66,497)	30,193	(32,151)	9	(68,446)
Other income (expense):
Loss on extinguishment of debt	(6,306)	—	—	—	(6,306)
Gain (loss) on equity issuance	2,706	—	(36)	—	2,670
Interest income and expense, net of amounts capitalized	(34,570)	(8)	(198)	5	(34,771)
Derivative gain	21,182	—	—	—	21,182
Equity in subsidiary earnings (loss)	(2,735)	(13,906)	—	16,641	—
Other	(2,854)	(700)	345	(4)	(3,213)
Total other income (expense)	(22,577)	(14,614)	111	16,642	(20,438)
Income (loss) before income taxes	(89,074)	15,579	(32,040)	16,651	(88,884)
Income tax expense	—	25	165	—	190
Net income (loss)	$(89,074)	$15,554	$(32,205)	$16,651	$(89,074)
Defined benefit pension plan liability adjustment	384	—	—	—	384
Net foreign currency translation adjustment	—	—	(1,944)	(1)	(1,945)
Total comprehensive income (loss)	$(88,690)	$15,554	$(34,149)	$16,650	$(90,635)

Globalstar, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$70,460	$34,428	$43,130	$(64,949)	$83,069
Subscriber equipment sales	584	9,380	6,545	(2,717)	13,792
Total revenue	71,044	43,808	49,675	(67,666)	96,861
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	20,569	5,929	10,976	(5,566)	31,908
Cost of subscriber equipment sales	207	7,481	4,931	(2,712)	9,907
Marketing, general and administrative	21,268	4,847	73,679	(59,235)	40,559
Reduction in the value of long-lived assets	350	—	—	—	350
Depreciation, amortization and accretion	75,896	802	1,054	(362)	77,390
Total operating expenses	118,290	19,059	90,640	(67,875)	160,114
Income (loss) from operations	(47,246)	24,749	(40,965)	209	(63,253)
Other income (expense):
Gain (loss) on equity issuance	2,789	—	(389)	—	2,400
Interest income and expense, net of amounts capitalized	(35,754)	(24)	(164)	(10)	(35,952)
Derivative loss	(41,531)	—	—	—	(41,531)
Equity in subsidiary earnings (loss)	(9,803)	(15,670)	—	25,473	—
Other	(1,101)	92	17	139	(853)
Total other income (expense)	(85,400)	(15,602)	(536)	25,602	(75,936)
Income (loss) before income taxes	(132,646)	9,147	(41,501)	25,811	(139,189)
Income tax expense (benefit)	—	18	(6,561)	—	(6,543)
Net income (loss)	$(132,646)	$9,129	$(34,940)	$25,811	$(132,646)
Defined benefit pension plan liability adjustment	221	—	—	—	221
Net foreign currency translation adjustment	—	—	(759)	(7)	(766)
Total comprehensive income (loss)	$(132,425)	$9,129	$(35,699)	$25,804	$(133,191)

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities:	$7,933	$(1,842)	$(171)	$—	$5,920

Cash flows used in investing activities:
Second-generation network costs (including interest)	(5,730)	—	(1,302)	—	(7,032)
Property and equipment additions	(5,938)	(974)	(437)	—	(7,349)
Purchase of intangible assets	(2,978)	—	(42)	—	(3,020)
Net cash used in investing activities	(14,646)	(974)	(1,781)	—	(17,401)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(77,866)	—	—	—	(77,866)
Net proceeds from common stock offering	59,100	—	—	—	59,100
Payments for financing costs	(276)	—	—	—	(276)
Proceeds from issuance of common stock and exercise of options and warrants	846	—	—	—	846
Net cash used in financing activities	(18,196)	—	—	—	(18,196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(112)	—	(112)
Net decrease in cash, cash equivalents and restricted cash	(24,909)	(2,816)	(2,064)	—	(29,789)
Cash, cash equivalents and restricted cash, beginning of period	96,499	4,942	3,838	—	105,279
Cash, cash equivalents and restricted cash, end of period	$71,590	$2,126	$1,774	$—	$75,490

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities:	$6,010	$4,361	$3,486	$—	$13,857

Cash flows provided by (used in) investing activities:
Second-generation network costs (including interest)	(11,856)	—	(54)	—	(11,910)
Property and equipment additions	(3,674)	(746)	(1,105)	—	(5,525)
Purchase of intangible assets	(3,468)	—	(328)	—	(3,796)
Investment in businesses	455	—	—	—	455
Net cash used in investing activities	(18,543)	(746)	(1,487)	—	(20,776)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(75,755)	—	—	—	(75,755)
Net proceeds from common stock offering	114,993	—	—	—	114,993
Proceeds from Thermo Common Stock Purchase Agreement	33,000	—	—	—	33,000
Payment of debt restructuring fee	(20,795)	—	—	—	(20,795)
Payments for financing costs	(654)	—	—	—	(654)
Proceeds from issuance of stock to Terrapin	12,000	—	—	—	12,000
Proceeds from issuance of common stock and exercise of options and warrants	1,001	—	—	—	1,001
Net cash provided by financing activities	63,790	—	—	—	63,790
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	195	—	195
Net increase in cash, cash equivalents and restricted cash	51,257	3,615	2,194	—	57,066
Cash, cash equivalents and restricted cash, beginning of period	45,242	1,327	1,644	—	48,213
Cash, cash equivalents and restricted cash, end of period	$96,499	$4,942	$3,838	$—	$105,279

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$8,642	$1,307	$(1,136)	$—	$8,813

Cash flows used in investing activities:
Second-generation network costs (including interest)	(12,901)	—	(269)	—	(13,170)
Property and equipment additions	(8,453)	(699)	(233)	—	(9,385)
Purchase of intangible assets	(1,996)	—	—	—	(1,996)
Net cash used in investing activities	(23,350)	(699)	(502)	—	(24,551)

Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(32,835)	—	—	—	(32,835)
Proceeds from issuance of stock to Terrapin	48,000	—	—	—	48,000
Proceeds from issuance of common stock and exercise of options and warrants	3,337	—	—	—	3,337
Net cash provided by financing activities	18,502	—	—	—	18,502
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	55	—	55
Net increase (decrease) in cash, cash equivalents and restricted cash	3,794	608	(1,583)	—	2,819
Cash, cash equivalents and restricted cash, beginning of period	41,448	719	3,227	—	45,394
Cash, cash equivalents and restricted cash, end of period	$45,242	$1,327	$1,644	$—	$48,213

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2018, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2018.

(b)	Changes in internal control over financial reporting

As of December 31, 2018, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2018.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

On February 26, 2019, the Company entered into a substantially identical indemnification agreement with each of its directors. The indemnification agreements require the Company to indemnify the directors and to advance expenses on behalf of such directors to the fullest extent permitted by applicable law, set forth certain exemptions from the Company’s indemnification obligations, and establish the procedures by which a director may request and receive indemnification. The agreements are in addition to other rights to which a director may be entitled under the Company’s certificate of incorporation, bylaws and applicable law.
The foregoing summary description of the indemnification agreements is not intended to be complete and is qualified in its entirety by the complete text of the form indemnification agreement filed as Exhibit 10.50 to this Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers", "Compensation of Directors" and "2018 Pay Ratio" which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2018 and 2017
Consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of stockholders’ equity for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

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

GLOBALSTAR, INC.

		By:	/s/ David B. Kagan
Date:	February 28, 2019		David B. Kagan
Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Monroe III and Rebecca S. Clary, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2019.

Signature	Title

/s/ David B. Kagan	Chief Executive Officer
David B. Kagan	(Principal Executive Officer)

/s/ Rebecca S. Clary	Chief Financial Officer
Rebecca S. Clary	(Principal Financial and Accounting Officer)

/s/ James Monroe III
James Monroe III	Director

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ Michael J. Lovett
Michael J. Lovett	Director

/s/ Keith O. Cowan
Keith O. Cowan	Director

/s/ Benjamin G. Wolff
Benjamin G. Wolff	Director

/s/ Timothy E. Taylor
Timothy E. Taylor	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1*
Agreement and Plan of Merger dated as of April 24, 2018 by and among Globalstar, Inc., GBS Acquisitions, Inc., Thermo Acquisitions, Inc., Stockholders of Thermo Acquisitions, Inc. and Thermo Development, Inc. (Exhibit 2.1 to Form 8-K filed April 25, 2018)

3.1*	Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed September 29, 2009)

3.2*	Amendment #2 to the Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Appendix A to Definitive Information Statement filed June 14, 2013)

3.3*	Amendment #3 to the Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 10-Q filed August 3, 2017)

3.4*	Second Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 10-Q filed August 4, 2016)

3.5*	Third Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on May 4, 2018)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

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

10.46*	Common Stock Purchase Agreement dated as of June 30, 2017 between Globalstar, Inc. and Thermo Funding II LLC (Exhibit 10.3 to Current Report on Form 8-K filed July 7, 2017)

10.47*	Voting Agreement dated as of April 24, 2018 (Exhibit 10.1 to Form 8-K filed on April 25, 2018)

10.48*	Termination of Agreement and Plan of Merger dated as of July 31, 2018 (Exhibit 10.1 to Form 8-K filed on August 1, 2018)

10.49*	Settlement Agreement dated December 14, 2018 (Exhibit 10.1 to form 8-K filed December 17, 2018)

10.50	Form of Indemnification Agreement between Globalstar, Inc. and its Directors dated February 26, 2019

Executive Compensation Plans and Agreements
10.51*	Second Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 29, 2016)

10.52*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.53*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.54*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.55*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.56*†	2016 Key Employee Cash Bonus Plan (Exhibit 10.53 to Form 10-K filed February 26, 2016)

10.57*†	2017 Key Employee Cash Bonus Plan (Exhibit 10.59 to Form 10-K filed February 23, 2017)

10.58*†	2018 Key Employee Cash Bonus Plan (Exhibit 10.54 to Form 10-K filed February 23, 2018)

10.59*	Letter Agreement with David Kagan dated November 27, 2017 (Exhibit 10.55 to Form 10-K filed February 23, 2018)

10.60	Letter Agreement with David Kagan dated September 4, 2018

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Crowe LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.