Form 10-Q
period 2019-03-31
Globalstar, Inc.
filed 2019-05-02
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33117
GLOBALSTAR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1351 Holiday Square Blvd.
Covington, Louisiana 70433
(Address of principal executive offices and zip code)
Registrant's Telephone Number, Including Area Code: (985) 335-1500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of exchange on which registered	Trading Symbol
Voting Common Stock	NYSE American	GSAT
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

As of April 26, 2019, 1,450,115,141 shares of voting common stock and no shares of nonvoting common stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Service revenue	$26,119	$26,010
Subscriber equipment sales	3,959	2,739
Total revenue	30,078	28,749
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,853	9,029
Cost of subscriber equipment sales	3,149	2,172
Marketing, general and administrative	11,606	11,275
Depreciation, amortization and accretion	23,801	19,231
Total operating expenses	48,409	41,707
Loss from operations	(18,331)	(12,958)
Other income (expense):
Interest income and expense, net of amounts capitalized	(12,870)	(7,353)
Derivative gain	57,008	108,944
Other	(9)	(662)
Total other income	44,129	100,929
Income before income taxes	25,798	87,971
Income tax expense	27	41
Net income	$25,771	$87,930

Other comprehensive income:
Foreign currency translation adjustments	(270)	(330)
Comprehensive income	$25,501	$87,600

Net income per common share:
Basic	$0.02	$0.07
Diluted	0.02	0.06
Weighted-average shares outstanding:
Basic	1,448,318	1,262,336
Diluted	1,632,257	1,437,328

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,773	$15,212
Restricted cash	60,574	60,278
Accounts receivable, net of allowance of $3,652 and $3,382, respectively	20,037	19,327
Inventory	14,415	14,274
Prepaid expenses and other current assets	24,406	13,410
Total current assets	133,205	122,501
Property and equipment, net	864,200	882,695
Operating lease right of use assets, net	14,587	—
Intangible and other assets, net of accumulated amortization of $8,180 and $7,930, respectively	32,916	40,286
Total assets	$1,044,908	$1,045,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$96,249	$96,249
Accounts payable	6,206	6,995
Accrued expenses	34,593	23,085
Payables to affiliates	218	656
Derivative liabilities	542	757
Deferred revenue	31,485	31,938
Total current liabilities	169,293	159,680
Long-term debt, less current portion	374,039	367,202
Operating lease liabilities	13,571	—
Employee benefit obligations	4,541	4,489
Derivative liabilities	89,315	146,108
Deferred revenue	5,513	5,692
Other non-current liabilities	3,261	3,366
Total non-current liabilities	490,240	526,857

Contingencies (Note 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,900,000,000 shares authorized and 1,450,069,483 shares issued and outstanding at March 31, 2019; 1,500,000,000 shares authorized and 1,446,783,645 shares issued and outstanding at December 31, 2018	145	145
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at March 31, 2019; 400,000,000 shares authorized and none issued and outstanding at December 31, 2018	—	—
Additional paid-in capital	1,938,293	1,937,364
Accumulated other comprehensive loss	(4,109)	(3,839)
Retained deficit	(1,548,954)	(1,574,725)
Total stockholders’ equity	385,375	358,945
Total liabilities and stockholders’ equity	$1,044,908	$1,045,482
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2019	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
Net issuance of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	3,285	—	1,000	—	—	1,000
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	77	—	—	77
Stock offering issuance costs	—	—	(195)			(195)
Other comprehensive loss	—	—	—	(270)	—	(270)
Net income	—	—	—	—	25,771	25,771
Balances – March 31, 2019	1,450,069	$145	$1,938,293	$(4,109)	$(1,548,954)	$385,375

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2018	1,261,949	$126	$1,869,339	$(6,939)	$(1,571,302)	$291,224
Net issuance of restricted stock awards and recognition of stock-based compensation	1,165	—	1,853	—	—	1,853
Recognition of stock-based compensation of employee stock purchase plan	—	—	84	—	—	84
Contribution of services	—	—	137	—	—	137
Other comprehensive loss	—	—	—	(330)	—	(330)
Impact of adoption of ASC 606	—	—	—	—	3,093	3,093
Net income	—	—	—	—	87,930	87,930
Balances – March 31, 2018	1,263,114	$126	$1,871,413	$(7,269)	$(1,480,279)	$383,991
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows provided by (used in) operating activities:
Net income	$25,771	$87,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	23,801	19,231
Change in fair value of derivative assets and liabilities	(57,008)	(108,944)
Stock-based compensation expense	1,091	1,150
Amortization of deferred financing costs	2,198	1,658
Provision for bad debts	846	361
Noncash interest and accretion expense	4,505	2,400
Unrealized foreign currency (gain) loss	(88)	590
Other, net	1	(40)
Changes in operating assets and liabilities:
Accounts receivable	(1,676)	(269)
Inventory	(107)	(403)
Prepaid expenses and other current assets	(6,797)	13
Other assets	1,041	172
Accounts payable and accrued expenses	9,122	5,365
Payables to affiliates	(439)	71
Other non-current liabilities	(248)	(104)
Deferred revenue	(688)	651
Net cash provided by operating activities	1,325	9,832
Cash flows used in investing activities:
Second-generation network costs (including interest)	(793)	(341)
Property and equipment additions	(1,013)	(1,397)
Purchase of intangible assets	(455)	(648)
Net cash used in investing activities	(2,261)	(2,386)
Cash flows provided by (used in) financing activities:
Payments for debt and equity issuance costs	(195)	—
Proceeds from issuance of common stock and exercise of options and warrants	2	—
Net cash used in financing activities	(193)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,143)	7,424
Cash, cash equivalents and restricted cash, beginning of period	75,490	105,279
Cash, cash equivalents and restricted cash, end of period	$74,347	$112,703
	As of:
	March 31, 2019	December 31, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$13,773	$15,212
Restricted cash (See Note 5 for further discussion on restrictions)	60,574	60,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$74,347	$75,490

	Three Months Ended
	March 31, 2019	March 31, 2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$39

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$78	$1,330
Capitalized accretion of debt discount and amortization of prepaid financing costs	63	1,277
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Capital Partners LLC, through its affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Company’s Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019 (the “2018 Annual Report”), and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the impact this standard will have on its financial statements and related disclosures.

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

Recently Issued Financial Reporting Rules

In April 2019, the SEC adopted the final rules under SEC Releases 33-10618 and 34-85381, FAST Act Modernization and Simplification of Regulation S-K. Among other things, the amendments 1) allow registrants who present financial statements covering three years in their periodic reports to omit discussion of the earliest year from management's discussion and analysis if the discussion was included in a prior filing, 2) allow registrants to omit certain information and exhibits from their periodic reports without submitting confidential treatment requests to the Commission, 3) clarify and streamline certain risk factor and property disclosure requirements, 4) require all filings to include hyperlinks to information that is incorporated by reference in current filings to the information available on EDGAR, as applicable, and 5) require registrants to apply XBRL tags to certain information on cover pages of SEC filings. The amended rules will become effective May 2, 2019 and will be applied to any filings after that date, except for the confidential treatment amendments, which became effective on April 2, 2019 and the XBRL tagging requirement, which is effective for large accelerated and accelerated filers for fiscal reports ending on or after June 15, 2019 and 2020, respectively. The Company does not expect these final rules to have a material impact on its disclosures and financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 became effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 amended the FASB Accounting Standards Codification (“ASC”) and created a new ASC Topic 842, “Leases” (“ASC 842”). The Company adopted this standard on January 1, 2019. See Note 3: Leases for further discussion, including the impact on the Company's condensed consolidated financial statements and required disclosures.

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

2. REVENUE

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Service revenue:
Duplex	$8,645	$8,783
SPOT	13,095	12,962
Commercial IoT	3,698	3,089
IGO	166	209
Other	515	967
Total service revenue	26,119	26,010

Subscriber equipment sales:
Duplex	$251	$431
SPOT	1,591	1,474
Commercial IoT	2,072	833
Other	45	1
Total subscriber equipment sales	3,959	2,739

Total revenue	$30,078	$28,749

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Service revenue:
United States	$19,252	$18,380
Canada	3,811	4,486
Europe	2,122	2,246
Central and South America	564	569
Others	370	329
Total service revenue	26,119	26,010

Subscriber equipment sales:
United States	$2,211	$1,595
Canada	812	350
Europe	577	389
Central and South America	312	388
Others	47	17
Total subscriber equipment sales	3,959	2,739

Total revenue	$30,078	$28,749

Contract Balances

The following table discloses information about accounts receivable, costs to obtain a contract, and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$20,037	$19,327
Capitalized costs to obtain a contract	1,970	2,018
Contract liabilities	36,998	37,630

Accounts Receivable

Included in the accounts receivable balance in the table above are contract assets, which represent primarily unbilled amounts related to performance obligations satisfied by the Company of $0.9 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

The Company has agreements with certain of its independent gateway operators ("IGOs") whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of March 31, 2019, $7.5 million related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet.

During the three months ended March 31, 2019 and March 31, 2018, impairment loss on receivables from contracts with customers was $1.8 million and $0.9 million, respectively, including both provisions for bad debt and the reversal of revenue for accounts where collectability is not reasonably assured. The increase in the impairment loss on receivables during the three months ended March 31, 2019 compared to the same period in 2018 was driven primarily by a specific reserve related to one of the Company's IGOs.

Costs to Obtain a Contract

The Company also capitalizes costs to obtain a contract, which include certain deferred subscriber acquisition costs which are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. The Company’s subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. The Company capitalizes incremental costs to obtain a contract to the extent it expects to recover them. These capitalized contract costs include only internal and external initial activation commissions because these costs are considered incremental and would not have been incurred if the contract had not been obtained. These capitalized costs are included in other assets on the Company’s condensed consolidated balance sheet and are amortized to marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations on a straight-line basis over the estimated customer life of three years, which considers anticipated contract renewals. For each of the three months ended March 31, 2019 and March 31, 2018, the amount of amortization related to capitalized costs to obtain a contract was $0.4 million, respectively.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer for which it has previously received consideration from a customer. As of March 31, 2019, the total transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was $37.0 million. The amount of revenue recognized during the three months ended March 31, 2019 from performance obligations included in the contract liability balance at the beginning of the 2019 period was $13.7 million. The amount of revenue recognized during the three months ended March 31, 2018 from performance obligations included in the contract liability balance at the beginning of the 2018 period was $13.3 million.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of March 31, 2019, the Company expects to recognize $31.5 million, or approximately 85%, of its remaining performance obligations during the next twelve months and $2.6 million, or approximately 7%, between two to seven years from the balance sheet date. The remaining $2.9 million, or approximately 8%, is related to a single contract and will be recognized as work is performed by the Company, the timing of which is currently unknown.

3. LEASES

Adoption of ASC Topic 842 “Leases”

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2019 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840.

In connection with the adoption of ASC 842, the Company performed an analysis of contracts under ASC 840 to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2019. The Company elected the package of practical expedients permitted under ASC 842, which allows the Company not to reassess 1) whether any expired or existing contracts as of the adoption date are or contain a lease, 2) lease classification for any expired or existing leases as of the adoption date and 3) initial direct costs for any existing leases as of the adoption date.

The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in its condensed consolidated balance sheet. For finance leases, the accounting remained generally consistent with legacy GAAP; however, the existing capital lease and obligation for these leases have been reclassified to a right-of-use asset and lease liability. On January 1, 2019, the Company recognized an initial operating right-of-use asset of $3.3 million and associated operating lease liabilities of $3.7 million. During the first quarter of 2019, the Company entered into additional leases, most significantly a lease agreement for its new headquarters location (see further discussion in Note 9: Related Party Transactions), resulting in the recognition of additional right-of-use assets and associated lease liabilities of $11.7 million. There was no impact to opening retained deficit as of January 1, 2019.

Leases

The Company has operating and finance leases for facilities and equipment throughout the United States and around the world, including corporate offices, satellite control centers, ground control centers, gateways and certain equipment.

Upon inception of a contract, the Company evaluates if the contract, or part of the contract, contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases include both a right-of-use asset and a lease liability. The right-of-use asset represents the Company’s right to use the underlying asset in the lease. Certain initial direct costs associated with consummating a lease are included in the initial measurement of the right-of-use asset. The right-of-use asset also includes prepaid lease payments and lease incentives. The lease liability represents the present value of the remaining lease payments discounted using the implicit rate in the lease on the lease commencement date. For leases in which the implicit rate is not readily determinable, an estimated incremental borrowing rate is used, which represents a rate of interest that the Company would pay to borrow on a collateralized basis over a similar term. The Company has elected to combine lease and nonlease components, if applicable. As of March 31, 2019, there are no leases not yet commenced that create significant rights and obligations.

For operating leases, the Company records lease expense on a straight-line basis over the lease term in either marketing, general and administrative expense or cost of services, depending on the nature of the underlying asset. For finance leases, the Company records the amortization of the right-of-use asset through depreciation, amortization and accretion expense and records the interest expense on the lease liability through interest expense, net, using the effective interest method.

Variable lease payments are payments made to a lessor due to changes in circumstances occurring after the commencement date. Variable lease payments dependent upon an index or rate are included in the measurement of the lease liability; all other variable lease payments are not included in the measurement of the lease liability and recognized when incurred. Variable lease payments excluded from the measurement of the lease liability are uncommon for the Company.

The Company’s leases have remaining lease terms of 1 year to 13 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its condensed consolidated balance sheet.

The Company reviews the carrying value of its right-of-use assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the estimated future undiscounted cash flows, excluding financing costs. If the Company determines that an impairment exists, any related impairment loss is estimated based on fair values.

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

Three Months Ended
March 31, 2019
Operating leases:
Right-of-use asset, net	$14,587

Short-term lease liability (as recorded in accrued expenses)	1,376
Long-term lease liability	13,571
Total operating lease liabilities	$14,947

Finance leases:
Right-of-use asset, net (as recorded in intangible and other current assets, net)	$174

Short-term lease liability (as recorded in accrued expenses)	94
Long-term lease liability (as recorded in non-current liabilities)	63
Total finance lease liabilities	$157

Impact on Financial Statements

The following table summarizes the impact of the adoption of ASC 842 on the Company’s condensed consolidated balance sheet. There was no impact on the Company’s condensed consolidated statement of operations as a result of this adoption. Amounts are in thousands.
Condensed Consolidated Balance Sheet
As of March 31, 2019

	Impact on change in accounting policy
	As reported March 31, 2019	Impact of ASC 842	Legacy GAAP
Right-of-use asset, net	$14,587	$(14,587)	$—
Intangible and other assets, net	174	(174)	—
Property and equipment, net	—	174	174
Accrued expenses	1,471	(1,267)	204
Lease liabilities	13,571	(13,571)	—
Other non-current liabilities	63	—	63

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands). As noted above, prior periods have not been adjusted under the modified retrospective method of adoption.

Three Months Ended
March 31, 2019
Operating lease cost:
Amortization of right-of-use assets	$409
Interest on lease liabilities	130
Finance lease cost:
Amortization of right-of-use assets	26
Interest on lease liabilities	3
Short-term lease cost	169
Total lease cost	$737

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

Three Months Ended
March 31, 2019

Weighted-average lease term
Finance leases	2.0 years
Operating Leases	9.3 years

Weighted-average discount rate
Finance leases	7.8%
Operating leases	8.4%

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of March 31, 2019 (amounts in thousands):

	Operating Leases	Finance Leases

2019 (remaining)	$1,949	$78
2020	2,542	72
2021	1,952	11
2022	1,851	6
2023	1,894	3
2024	1,894	—
Thereafter	8,810	—
Total lease payments	$20,892	$170
Imputed interest	(5,945)	(13)
Discounted lease liability	$14,947	$157

4. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,291	$1,195,291
Second-generation satellite, on-ground spare	32,481	32,481
Ground component	269,293	256,850
Construction in progress:
Ground component	10,593	18,068
Next-generation software upgrades	2,087	2,250
Other	1,585	2,699
Total Globalstar System	1,511,330	1,507,639
Internally developed and purchased software	18,644	26,045
Equipment	9,773	10,097
Land and buildings	3,304	3,311
Leasehold improvements	1,321	1,478
Total property and equipment	1,544,372	1,548,570
Accumulated depreciation	(680,172)	(665,875)
Total property and equipment, net	$864,200	$882,695

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The remaining ground component of construction in progress represents costs (including capitalized interest) associated with the Company's contracts primarily with Hughes Network Systems, LLC (“Hughes”) and Ericsson Inc. (“Ericsson”) to upgrade the Company's ground infrastructure in certain regions around the world. These gateway assets will be deployed based on coverage optimization. In January 2019, the Company completed technology upgrades to allow customers to use Sat-Fi2TM in certain areas of Latin America. Accordingly, it placed into service approximately $7.9 million of construction in progress (including capitalized interest) related to the deployment of two RANs to this region. The ground component of construction in progress also includes costs (including capitalized interest) associated with the Company's contract for the procurement and production of new gateway antennas.

Additionally, during the first quarter of 2019, a portion of internally developed and purchased software assets that were previously placed into service reached the end of their depreciable life. Accordingly, these assets were retired, which drove the decrease in the table above.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of March 31, 2019 and December 31, 2018, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of March 31, 2019, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	March 31, 2019			December 31, 2018
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$389,390	$22,115	$367,275	$389,390	$24,355	$365,035
Loan Agreement with Thermo	123,329	21,695	101,634	119,702	22,665	97,037
8.00% Convertible Senior Notes Issued in 2013	1,379	—	1,379	1,379	—	1,379
Total Debt	514,098	43,810	470,288	510,471	47,020	463,451
Less: Current Portion	96,249	—	96,249	96,249	—	96,249
Long-Term Debt	$417,849	$43,810	$374,039	$414,222	$47,020	$367,202

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date and the total outstanding balance of the Company's 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") based on the put and call features in these notes. The Company believes that the principal payments due in June and December 2019 under the Facility Agreement will be in excess of its available sources of cash in order to also maintain compliance with the required balance in the debt service reserve account. The Company intends to raise funds in sufficient amounts to meet its obligations or, alternatively, seek an amendment to or refinancing of these debt obligations; however, the source of funds has not yet been arranged nor have the terms of any such amendment or refinancing been determined.

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

The Facility Agreement is scheduled to mature in December 2022. As of March 31, 2019, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the facility bears interest at a floating rate of LIBOR plus 3.75% through June 2019, increasing by an additional 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. (“BPIFAE”) (formerly COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. The covenants in the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. Additionally, the Company has a required reserve being held with its credit card processor to address any liability arising from potential charge-backs given the growth in both volume and amount of the Company's annual service subscriptions, among other factors. The Company is in the process of transitioning to an alternative credit card processor and expects that the total cash required to be withheld will decrease to $5.0 million by the third quarter of 2019 and remain at approximately this level. The Company is in discussions with its senior lenders to evaluate if this reserve impacts the terms of the Facility Agreement.

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company anticipates that it will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement periods ended June 30, 2019 and December 31, 2019, subject to the provisions of the Facility Agreement. The source of funds for these Equity Cure Contributions has not yet been arranged. As of March 31, 2019, the Company was in compliance with respect to the covenants of the Facility Agreement, except for one matter. The agent to the lenders of the Facility Agreement recently notified the Company that they believe it had not complied with a certain administrative provision within the Facility Agreement. The Company believes that it has remedied any noncompliance within the allowed cure period in order to avoid an event of default.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of the debt service reserve account funds is restricted to making principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable by the Company on the next payment date. As of March 31, 2019, the balance in the debt service reserve account was $60.6 million and is classified as restricted cash on the Company's condensed consolidated balance sheet.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement. The Loan Agreement is convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock. Based on the terms of the Settlement Agreement (as defined and discussed further in Note 8: Contingencies), the outstanding debt under the Thermo Loan Agreement will convert into shares of Globalstar common stock at the conversion price in place at the time of certain financing events described in the Settlement Agreement, if and when such events occur.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2019, $79.8 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

As previously disclosed, in connection with the Settlement Agreement discussed in Note 8: Contingencies, the Company formed a Strategic Review Committee that is required to remain in existence for as long as Thermo and its affiliates own and its affiliates beneficially own forty-five percent (45%) or more of Globalstar’s outstanding common stock. To the extent permitted by applicable law, the Strategic Review Committee will have exclusive responsibility for the oversight, review and approval of, among other things and subject to certain exceptions, any acquisition by Thermo and its affiliates of additional newly-issued securities of the

Company and any transaction between the Company and Thermo and its affiliates with a value in excess of $250,000. The approval of any of the foregoing transactions will require the vote of at least three members of the Strategic Review Committee.

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

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Subject to certain conditions set forth in the Indenture, the Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. As of March 31, 2019, the 2013 8.00% Notes have not been redeemed by the Company. A holder of the 2013 8.00% Notes has the right, at the holder’s option, to require the Company to purchase some or all of the 2013 8.00% Notes held by it on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of March 31, 2019, the Company was in compliance with the terms of the 2013 8.00% Notes and the Indenture.

Subject to the procedures for conversion and other terms and conditions of the Indenture, a holder may convert its 2013 8.00% Notes at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the option of the Company, cash in lieu of all or a portion thereof, provided that, under the Facility Agreement, the Company may pay cash only with the consent of the majority lenders) over a 40-consecutive trading day settlement period. As of March 31, 2019, holders had converted a total of $55.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 98.5 million shares of voting common stock.

The Company evaluated the various embedded derivatives within the Indenture for the 2013 8.00% Notes. The Company determined that the conversion option and the contingent put feature within the Indenture required bifurcation from the 2013 8.00% Notes. The Company recorded this compound embedded derivative liability as a liability on its condensed consolidated balance sheets with a corresponding debt discount which was netted against the face value of the 2013 8.00% Notes. See Note 6: Derivatives for further information.

6. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(542)	$(757)
Compound embedded derivative with the Loan Agreement with Thermo	(89,315)	(146,108)
Total derivative liabilities	$(89,857)	$(146,865)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Compound embedded derivative with the 2013 8.00% Notes	$215	$1,321
Compound embedded derivative with the Loan Agreement with Thermo	56,793	107,623
Total derivative gain	$57,008	$108,944

Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five ten-year interest rate cap agreements. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations. The value of the interest rate cap was approximately zero as of March 31, 2019 and December 31, 2018, respectively.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations and its condensed consolidated statements of cash flows as an operating activity. The Company determined the fair value of its compound embedded derivative liabilities using a Monte Carlo simulation model. See Note 7: Fair Value Measurements for further discussion. Consistent with the classification of the 2013 8.00% Notes on the Company's condensed consolidated balance sheet, the Company has classified the associated derivative liability as current on its condensed consolidated balance sheet at March 31, 2019.

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(542)	$(542)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(89,315)	(89,315)
Total liabilities measured at fair value	$—	$—	$(89,857)	$(89,857)

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(757)	$(757)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(146,108)	(146,108)
Total liabilities measured at fair value	$—	$—	$(146,865)	$(146,865)

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 6: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	March 31, 2019
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 110%	2.2%	$0.69	27%	$0.43
Compound embedded derivative with the Loan Agreement with Thermo	40% - 110%	2.2%	$0.69	27%	$0.43

	December 31, 2018
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 120%	2.5%	$0.69	28%	$0.64
Compound embedded derivative with the Loan Agreement with Thermo	40% - 120%	2.5%	$0.69	28%	$0.64

Fluctuation in the Company’s stock price is one of the primary drivers for the changes in the derivative valuations during each reporting period. The Company's stock price decreased 33% from December 31, 2018 to March 31, 2019. As the stock price decreases, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s condensed consolidated balance sheets. Stock price volatility is another significant unobservable input used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$(146,865)	$(227,985)
Unrealized gain, included in derivative gain	57,008	108,944
Balance at end of period	$(89,857)	$(119,041)

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

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$101,634	$74,182	$97,037	$67,452
2013 8.00% Notes	1,379	778	1,379	734

8. CONTINGENCIES

Securities Claim

As previously disclosed, on September 25, 2018, a shareholder action was filed against Globalstar, Inc. (the "Company: or "Globalstar"), members of the Board of Directors, Thermo Companies, Inc., and certain members of Globalstar management in the Court of Chancery of the State of Delaware (the "Court"), captioned Mudrick Capital Management, LP, et al. v. Monroe, et al., C.A. No. 2018-0699-TMR (the "Action"). As previously disclosed, on December 14, 2018, all parties to the Action, including plaintiffs Mudrick Capital Management, L.P. (“Mudrick Capital”) and Warlander Asset Management (“Warlander”, and, together with Mudrick Capital, the “Plaintiffs”), entered into a stipulation and agreement of settlement, compromise and release of stockholder derivative action (the “Settlement Agreement”) to settle all claims asserted against all defendants in the Action.

The Settlement Agreement is subject to approval by the Court of Chancery of the State of Delaware which held a hearing on April 1, 2019. The Company expects the Court to approve the Settlement Agreement and is currently awaiting its decision.

In connection with the Action described above, the Plaintiffs' claims for monetary relief from the Company are now limited to attorneys' fees and expenses incurred in connection with and related to pursuing the Action, as well as in connection with and related to a shareholder demand to inspect certain of the Company's books and records and a lawsuit seeking to enforce that demand. The Company evaluated the facts and circumstances under applicable accounting guidance and determined that a loss with respect to such Plaintiffs' attorneys' fees and costs is probable and reasonably estimable. In accordance with ASC 450, as of March 31, 2019, the Company estimated a range of loss and recorded a reserve based on the low end of the range, as there were no facts and circumstances to support a different point in the range. The Company accrued the total estimated loss of $3.0 million, which is recorded as a current liability on the Company's condensed consolidated balance sheet and recorded in marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations.

These estimated losses, as well as other costs incurred by the Company directly associated with the Action, exceeded the Company's retention limit of $1.5 million for a "securities claim" under its directors and officers insurance policy. According to ASC 450, a recovery related to a contingent loss (e.g., insurance recovery) is a contingent gain. Recovery of a recorded contingent loss shall be recognized only when realization of the recovery is deemed probable and reasonably estimable. The Company believes it is probable that any losses in excess of the Company's retention limit will be covered under the terms of its insurance policy. Accordingly, the Company has recorded a receivable of $3.1 million with an offsetting reduction to marketing, general and administrative expenses during the quarter ended March 31, 2019.

Business Economic Loss Claim

In May 2018, the Company concluded the settlement of a business economic loss claim in which it was an absent member in a tort class action lawsuit. The Company is due proceeds of $7.4 million, net of legal fees, related to this settlement. The Company received the first installment of $3.7 million in January 2019. The second and final installment of $3.7 million is expected to be received in January 2020 and is recorded in prepaid expenses and other current assets on the Company's condensed consolidated balance sheet at March 31, 2019. During the second quarter of 2018, the Company recorded the present value of the proceeds of $6.8 million and a discount of $0.6 million. The present value of the net proceeds of $6.8 million was recorded in other income on the Company's condensed consolidated statement of operations. The discount of $0.6 million was recorded on the Company's condensed consolidated balance sheet and is being accreted to interest income over the term of the receivable using the effective interest method.

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

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.2 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively. The fluctuation in this payable is related to the timing of payment of expenses incurred by Thermo on behalf of the Company.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include non-cash expenses that the Company accounts for as a contribution to capital related to services provided by certain executive officers of Thermo and expenses incurred by Thermo on behalf of the Company which are charged to the Company. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. The expenses charged to the Company were $0.4 million and $0.2 million during the three month periods ended March 31, 2019 and 2018, respectively.

Additionally, in February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's new headquarters office. Annual lease payments for the new location will be $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During the three months ended March 31, 2019, the Company incurred lease expenses of $0.3 million due to Thermo under this lease agreement.

As of March 31, 2019, the principal amount outstanding under the Loan Agreement with Thermo was $123.3 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $89.3 million. During the three months ended March 31, 2019 and 2018, interest accrued on the Loan Agreement was approximately $3.6 million and $3.2 million, respectively.

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

As previously disclosed, in connection with the Settlement Agreement discussed in Note 8: Contingencies, the Company formed a Strategic Review Committee that is required to remain in existence for as long as Thermo and its affiliates own and its affiliates beneficially own forty-five percent (45%) or more of Globalstar’s outstanding common stock. To the extent permitted by applicable law, the Strategic Review Committee will have exclusive responsibility for the oversight, review and approval of, among other things and subject to certain exceptions, any acquisition by Thermo and its affiliates of additional newly-issued securities of the Company and any transaction between the Company and Thermo and its affiliates with a value in excess of $250,000. The approval of any of the foregoing transactions will require the vote of at least three members of the Strategic Review Committee.

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

10. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive securities include primarily outstanding stock-based awards, convertible notes and shares issuable pursuant to the Company's Employee Stock Purchase Plan. The share amounts for dilutive securities that are reflected in the table below are shown regardless of being in or out of the money.

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$25,771	$87,930
Effect of dilutive securities:
2013 8.00% Notes	27	15
Loan Agreement with Thermo	4,497	2,396
Income to common stockholders plus assumed conversions	$30,295	$90,341
Weighted average common shares outstanding:
Basic shares outstanding	1,448,318	1,262,336
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	3,204	5,639
2013 8.00% Notes	1,998	2,065
Loan Agreement with Thermo	178,737	167,288
Diluted shares outstanding	1,632,257	1,437,328
Net income per share:
Basic	$0.02	$0.07
Diluted	0.02	0.06

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2019

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$21,937	$9,582	$15,129	$(20,529)	$26,119
Subscriber equipment sales	302	3,486	1,501	(1,330)	3,959
Total revenue	22,239	13,068	16,630	(21,859)	30,078
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,015	1,449	2,891	(1,502)	9,853
Cost of subscriber equipment sales	223	3,066	1,188	(1,328)	3,149
Marketing, general and administrative	7,124	1,301	22,210	(19,029)	11,606
Depreciation, amortization and accretion	23,195	17	589	—	23,801
Total operating expenses	37,557	5,833	26,878	(21,859)	48,409
Income (loss) from operations	(15,318)	7,235	(10,248)	—	(18,331)
Other income (expense):
Interest income and expense, net of amounts capitalized	(12,864)	(4)	(2)	—	(12,870)
Derivative gain	57,008	—	—	—	57,008
Equity in subsidiary earnings (loss)	(2,933)	(4,634)	—	7,567	—
Other	(122)	187	(73)	(1)	(9)
Total other income	41,089	(4,451)	(75)	7,566	44,129
Income (loss) before income taxes	25,771	2,784	(10,323)	7,566	25,798
Income tax expense	—	7	20	—	27
Net income (loss)	$25,771	$2,777	$(10,343)	$7,566	$25,771
Comprehensive income (loss)	$25,771	$2,777	$(10,607)	$7,560	$25,501

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$20,534	$9,074	$15,608	$(19,206)	$26,010
Subscriber equipment sales	47	2,049	1,196	(553)	2,739
Total revenue	20,581	11,123	16,804	(19,759)	28,749
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,257	1,390	2,868	(1,486)	9,029
Cost of subscriber equipment sales	41	1,810	875	(554)	2,172
Marketing, general and administrative	7,085	1,064	20,863	(17,737)	11,275
Depreciation, amortization and accretion	19,044	96	91	—	19,231
Total operating expenses	32,427	4,360	24,697	(19,777)	41,707
Income (loss) from operations	(11,846)	6,763	(7,893)	18	(12,958)
Other income (expense):
Loss on extinguishment of debt	—	—	—	—	—
Interest income and expense, net of amounts capitalized	(7,386)	(2)	14	21	(7,353)
Derivative gain	108,944	—	—	—	108,944
Equity in subsidiary earnings (loss)	(1,320)	(3,387)	—	4,707	—
Other	(462)	(176)	(8)	(16)	(662)
Total other income	99,776	(3,565)	6	4,712	100,929
Income (loss) before income taxes	87,930	3,198	(7,887)	4,730	87,971
Income tax expense	—	6	35	—	41
Net income (loss)	$87,930	$3,192	$(7,922)	$4,730	$87,930
Comprehensive income (loss)	$87,930	$3,192	$(8,246)	$4,724	$87,600

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,860	$281	$3,632	$—	$13,773
Restricted cash	60,574	—	—	—	60,574
Accounts receivable, net of allowance	7,931	7,429	4,677	—	20,037
Intercompany receivables	1,051,185	823,295	68,438	(1,942,918)	—
Inventory	7,290	5,460	1,665	—	14,415
Prepaid expenses and other current assets	10,603	9,111	4,692	—	24,406
Total current assets	1,147,443	845,576	83,104	(1,942,918)	133,205
Property and equipment, net	833,129	876	30,191	4	864,200
Operating lease right of use assets, net	12,436	236	1,915	—	14,587
Intercompany notes receivable	5,674	—	—	(5,674)	—
Investment in subsidiaries	(257,501)	45,744	50,696	161,061	—
Intangible and other assets, net	29,104	277	3,547	(12)	32,916
Total assets	$1,770,285	$892,709	$169,453	$(1,787,539)	$1,044,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$96,249	$—	$—	$—	$96,249
Accounts payable	2,253	2,851	1,102	—	6,206
Accrued expenses	19,453	7,315	7,825	—	34,593
Intercompany payables	778,914	827,358	336,587	(1,942,859)	—
Payables to affiliates	218	—	—	—	218
Derivative liabilities	542	—	—	—	542
Deferred revenue	1,650	22,679	7,156	—	31,485
Total current liabilities	899,279	860,203	352,670	(1,942,859)	169,293
Long-term debt, less current portion	374,039	—	—	—	374,039
Operating lease liabilities	12,035	201	1,335	—	13,571
Employee benefit obligations	4,541	—	—	—	4,541
Intercompany notes payable	—	—	5,674	(5,674)	—
Derivative liabilities	89,315	—	—	—	89,315
Deferred revenue	5,252	243	18	—	5,513
Other non-current liabilities	449	322	2,490	—	3,261
Total non-current liabilities	485,631	766	9,517	(5,674)	490,240
Stockholders’ equity (deficit)	385,375	31,740	(192,734)	160,994	385,375
Total liabilities and stockholders’ equity	$1,770,285	$892,709	$169,453	$(1,787,539)	$1,044,908

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,312	$2,126	$1,774	$—	$15,212
Restricted cash	60,278	—	—	—	60,278
Accounts receivable, net of allowance	7,138	7,826	4,363	—	19,327
Intercompany receivables	1,047,320	824,920	105,819	(1,978,059)	—
Inventory	6,747	6,149	1,378	—	14,274
Prepaid expenses and other current assets	7,765	2,987	2,658	—	13,410
Total current assets	1,140,560	844,008	115,992	(1,978,059)	122,501
Property and equipment, net	850,790	1,242	30,658	5	882,695
Intercompany notes receivable	5,600	—	6,436	(12,036)	—
Investment in subsidiaries	(255,187)	42,481	50,220	162,486	—
Intangible and other assets, net	36,275	324	3,698	(11)	40,286
Total assets	$1,778,038	$888,055	$207,004	$(1,827,615)	$1,045,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$96,249	$—	$—	$—	$96,249
Accounts payable	2,420	3,378	1,197	—	6,995
Accrued expenses	8,904	6,747	7,434	—	23,085
Intercompany payables	778,340	832,284	367,396	(1,978,020)	—
Payables to affiliates	656	—	—	—	656
Derivative liabilities	757	—	—	—	757
Deferred revenue	1,699	23,943	6,296	—	31,938
Total current liabilities	889,025	866,352	382,323	(1,978,020)	159,680
Long-term debt, less current portion	367,202	—	—	—	367,202
Employee benefit obligations	4,489	—	—	—	4,489
Intercompany notes payable	6,436	—	5,600	(12,036)	—
Derivative liabilities	146,108	—	—	—	146,108
Deferred revenue	5,339	335	18	—	5,692
Other non-current liabilities	494	323	2,549	—	3,366
Total non-current liabilities	530,068	658	8,167	(12,036)	526,857
Stockholders’ equity (deficit)	358,945	21,045	(183,486)	162,441	358,945
Total liabilities and stockholders’ equity	$1,778,038	$888,055	$207,004	$(1,827,615)	$1,045,482

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$1,145	$(1,747)	$1,927	$—	$1,325
Cash flows used in investing activities:
Second-generation network costs (including interest)	(779)	—	(14)	—	(793)
Property and equipment additions	(901)	(98)	(14)	—	(1,013)
Purchase of intangible assets	(428)	—	(27)	—	(455)
Net cash used in investing activities	(2,108)	(98)	(55)	—	(2,261)
Cash flows provided by (used in) financing activities:
Payments for debt and equity issuance costs	(195)	—	—	—	(195)
Proceeds from issuance of common stock and exercise of options and warrants	2	—	—	—	2
Net cash used in financing activities	(193)	—	—	—	(193)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(14)	—	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,156)	(1,845)	1,858	—	(1,143)
Cash, cash equivalents and restricted cash, beginning of period	71,590	2,126	1,774	—	75,490
Cash, cash equivalents and restricted cash, end of period	$70,434	$281	$3,632	$—	$74,347

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$5,920	$3,805	$107	$—	$9,832
Cash flows used in investing activities:
Second-generation network costs (including interest)	(318)	—	(23)	—	(341)
Property and equipment additions	(1,216)	(98)	(83)	—	(1,397)
Purchase of intangible assets	(633)	—	(15)	—	(648)
Net cash used in investing activities	(2,167)	(98)	(121)	—	(2,386)
Cash flows provided by financing activities:	—	—	—	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(22)	—	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,753	3,707	(36)	—	7,424
Cash, cash equivalents and restricted cash, beginning of period	96,499	4,942	3,838	—	105,279
Cash, cash equivalents and restricted cash, end of period	$100,252	$8,649	$3,802	$—	$112,703

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC") on February 28, 2019 (the "2018 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2018 Annual Report.

Overview

Mobile Satellite Services Business

Globalstar, Inc. ("we", "us" or the "Company") provides Mobile Satellite Services (“MSS”) including voice and data communications services globally via satellite. We offer these services over our network of in-orbit satellites and our active ground stations (“gateways”), which we refer to collectively as the Globalstar System. In addition to supporting one-way IoT data transmissions in a variety of applications, we are also able to provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing wireless communications services across the globe, we are able to meet our customers' increasing desire for connectivity.

We currently provide the following communications services, which are available only with equipment designed to work on our network:

•
two-way voice communication and data transmissions using mobile or fixed devices, including our GSP-1700 phone, our Globalstar 9600TM hotspot, two generations of our Sat-FiTM, and other fixed and data-only devices ("Duplex");

•
one-way or two-way communication and data transmissions using mobile devices, including our SPOT family of products, such as SPOT XTM, SPOT Gen3® and SPOT Trace®, that transmit messages and the location of the device ("SPOT"); and

•
one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products, such as our battery- and solar-powered SmartOne, STX-3 and STINGR ("Commercial IoT").

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

Due to the specific design of the Globalstar System (and based on customer input), we believe that our voice quality is the best among our peer group. We define a successful level of service for our customers by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call or message success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. By this measure, we believe that our system outperforms geostationary (“GEO”) satellites used by some of our competitors. Due to the difference in signal travel distance, GEO satellite signals must travel approximately 42,000 additional nautical miles, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

We designed our second-generation ground network, when combined with our next-generation products, to provide our customers with enhanced services featuring speeds up to 72 kbps as well as increased capacity. The second-generation ground network is an Internet protocol multimedia subsystem ("IMS") based solution providing such industry standard services as voice, Internet, email and short message services ("SMS").

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high quality leader in the MSS industry.

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We are currently pursuing initiatives that we expect to expand our satellite communications business by effectively leveraging our network capabilities and distribution relationships. Among our current initiatives are the following: the development of a two-way reference design and multi-chip module to expand our commercial IoT offerings while reducing the form factor and cost of our existing devices and improving their performance; an emergency messaging and tracking device for the automotive market; derivatives of our Sat-Fi2TM device, one specifically designed for the maritime industry and another for fixed installation outside of cellular range; and a miniaturized satellite-based wearable tracking device.

As of March 31, 2019, we had approximately 766,000 subscribers worldwide, representing principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our products and services are sold direct as well as through a robust network of independent agents, dealers and resellers, and independent gateway operators ("IGOs"). We also have distribution relationships with a number of "Big Box" and other distribution channels.
Licensed Spectrum Overview
We benefit from a world-wide allocation of radio frequency spectrum in the international radio frequency tables administered by the International Telecommunications Union ("ITU"). Access to this globally harmonized spectrum enables us to design satellites, networks and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. In addition, this broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadband applications.

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

Terrestrial Authority for Globalstar's Licensed 2.4GHz Spectrum

In December 2016, the FCC unanimously adopted a Report and Order permitting us to seek modification of our existing MSS licenses to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum at 2483.5 to 2495 MHz, throughout the United States of America and its Territories, covering approximately 328 million people. In August 2017, the FCC modified Globalstar's MSS licenses, granting us authority to provide terrestrial broadband services over a portion of our satellite spectrum. Specifically, the FCC modified Globalstar's space station authorization and our blanket mobile earth station license to permit a network using 11.5 MHz of our authorized Big LEO mobile-satellite service spectrum. We will need to comply with certain conditions in order to provide terrestrial broadband service, including obtaining FCC certifications for our equipment that will utilize this spectrum authority.

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

We expect our terrestrial authority will allow future partners to develop high-density dedicated networks using the TD-LTE protocol for private LTE networks as well as for the densification of cellular networks. We believe that our offering has competitive advantages over other conventional commercial spectrum allocations. Such other allocations must meet minimum population coverage requirements, which effectively prohibit the exclusive use of most carrier spectrum for dedicated small cell deployments. In addition, low frequency carrier spectrum is not physically well suited to high-density small cell topologies, and mmWave spectrum is subject to range and attenuation limitations. We believe that our licensed 2.4 GHz band holds physical, regulatory, and ecosystem qualities that distinguish it from other current and anticipated allocations, and that it is well positioned to balance favorable range, capacity and attenuation characteristics.

In December 2018, we were successful in obtaining approval to create a new defined band class, Band 53, from the Third Generation Partnership Project (3GPP) for our 2.4 GHz terrestrial spectrum. This new band class provides a pathway for our terrestrial spectrum to be integrated into handset and infrastructure ecosystems. Additional follow-on 3GPP specifications and approvals are expected in the future.

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

•
average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our Duplex, Commercial IoT, SPOT and IGO revenue;

•	operating income and adjusted EBITDA, both of which are indicators of our financial performance; and

•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the three months ended March 31, 2019 and 2018

Revenue

Total revenue increased by $1.3 million, or approximately 5%, to $30.1 million for the three months ended March 31, 2019 from $28.8 million for the same period in 2018. This increase was driven primarily by a $1.2 million increase in revenue from subscriber equipment sales resulting primarily from higher volume of our commercial IoT products.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$8,645	29%	$8,783	31%
SPOT	13,095	44	12,962	45
Commercial IoT	3,698	12	3,089	11
IGO	166	1	209	1
Other	515	1	967	3
Total	$26,119	87%	$26,010	91%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$251	1%	$431	1%
SPOT	1,591	5	1,474	5
Commercial IoT	2,072	7	833	3
Other	45	—	1	—
Total	$3,959	13%	$2,739	9%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended March 31,
	2019	2018
Average number of subscribers for the period:
Duplex	59,978	69,033
SPOT	288,840	293,561
Commercial IoT	384,673	332,813
IGO	27,017	31,200
Other	953	1,253
Total	761,461	727,860

ARPU (monthly):
Duplex	$48.05	$42.41
SPOT	15.11	14.72
Commercial IoT	3.20	3.09
IGO	2.05	2.23

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

Service Revenue

Duplex service revenue decreased 2% for the three months ended March 31, 2019 compared to the same period in 2018 due primarily to a decrease in average subscribers; this decrease was offset partially by an increase in ARPU. The decrease in average subscribers was due to lower gross activations resulting from fewer equipment sales over the last twelve months as well as normal churn in the subscriber base; this decline negatively impacted Duplex service revenue by $1.2 million. ARPU increased 13% for the three months ended March 31, 2019 compared to the same period in 2018, contributing $1.0 million to the total Duplex service revenue increase. The increase in ARPU was driven primarily by price increases for certain of our legacy rate plans to align our rate plans with our service levels.

SPOT service revenue increased 1%, for the three months ended March 31, 2019 compared to the same period in 2018 due to an increase in ARPU, offset partially by a decline in the average subscriber base. ARPU increased 3% for the three month period ended March 31, 2019 compared to the same period in 2018 resulting in higher SPOT service revenue of $0.3 million. Higher ARPU was driven primarily by rate plan increases. The blend of subscribers in the SPOT base also impacts ARPU. For instance, rate plans for new subscribers activating our SPOT Gen3® and SPOT XTM devices are higher than our current blended ARPU, whereas SPOT Trace® subscribers activate on rate plans lower than current ARPU levels. The average number of SPOT subscribers decreased 2% for the three months ended March 31, 2019 compared to the same period in 2018 negatively impacting SPOT service revenue by $0.2 million. The decrease in average subscribers was due primarily to lower activations in recent months due to fewer promotions in our retailer channel, coupled with production issues experienced upon the launch of SPOT XTM that slowed sales of that product during 2018. These production issues have been substantially resolved.

Commercial IoT service revenue increased 20% for the three months ended March 31, 2019 compared to the same period in 2018 due to increases in both ARPU and average subscribers. The increase in ARPU contributed $0.1 million and the increase in average subscribers contributed $0.5 million to higher service revenue during the three months ended March 31, 2019. The increase in average subscribers was driven by higher equipment sales during the last twelve months, primarily in North America due to the 2018 launch of SmartOne SolarTM as well as strong sales of legacy equipment.

Other service revenue decreased $0.5 million for the three months ended March 31, 2019 compared to the same period in 2018. This decrease was driven primarily by the timing and amount of revenue we recognized related to government contracts, which was negatively impacted by regulatory delays that we expect to resolve in the near future.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.2 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was due to a decline in the volume of Duplex products and related accessories. We also ran promotions near the end of 2018 which recurred in the first quarter of 2019 resulting in lower pricing of our GSP-1700 phones and related accessories. These decreases were offset partially by sales of Sat-Fi2TM, our new second-generation Duplex device, which was released in April 2018. Based on initial customer feedback, we have slowly released this product into the market as we focus on optimizing functionality, performance and usability; therefore, sales of this device have been lower than expected.

Revenue from SPOT equipment sales increased $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018. This increase was driven primarily by sales of our new SPOT XTM product, which was released in May 2018 and is sold at a higher price than our other SPOT devices. Partially offsetting the revenue contribution from our latest SPOT product was a decline in the volume of our legacy SPOT products.

Revenue from Commercial IoT equipment sales increased $1.2 million for the three months ended March 31, 2019 compared to the same period in 2018. We continue to see increased demand for our commercial IoT products, including our latest device, SmartOne Solar™, which was launched in March 2018, and contributed to nearly fifty percent of total equipment sales revenue during the first quarter of 2019. Higher sales volume of our legacy products also contributed to the increase in equipment revenue.

Operating Expenses

Total operating expenses increased $6.7 million, or 16%, to $48.4 million for the three months ended March 31, 2019. The increase in total operating expenses was driven primarily by an increase in depreciation, amortization and accretion expense.

Cost of Services

Cost of services increased $0.9 million for the three months ended March 31, 2019 compared to the same period in 2018. This increase was due primarily to higher research and development costs of $0.4 million associated with initiatives focusing on new commercial IoT offerings as well as higher personnel and contractor costs of $0.3 million due to the timing and scope of capital projects. Other smaller items contributed to the remaining change in cost of services during the year.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.9 million for the three months ended March 31, 2019 from the same period in 2018. This increase is generally consistent with the increase in revenue generated from subscriber equipment sales. Predominantly contributing to the increase are costs related to sales of two new products launched during 2018, our SPOT XTM and SmartOne Solar™.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $0.3 million for the three months ended March 31, 2019 compared to the same period in 2018, driven by several factors.

As previously disclosed, we moved into a new headquarters location in February 2019. As a result of this relocation, our annual rent expense, including associated taxes and other operating costs, has increased; the annualized impact of the higher rent expense is $1.2 million. During the first quarter of 2019, total occupancy charges, including rent expense and operating costs, increased $0.4 million. Additionally, personnel costs and stock based compensation increased $0.4 million and bad debt expense increased $0.5 million due to an aged receivable from an IGO that was deemed to be uncollectible. Increases in subscriber acquisition costs of $0.3 million also contributed to the increase in marketing, general and administrative expenses due to market research as well as the timing of event sponsorships.

Offsetting the increases in expense was a reduction in costs for consultants and other advisors related to strategic opportunities of $1.4 million. The first quarter of 2018 included costs to support the now-terminated merger of $0.4 million and related debt amendment costs of $0.4 million, both of which did not recur in 2019 (see Note 9: Related Party Transactions for further discussion). Additionally, the timing and scope of work to support terrestrial spectrum-related efforts produced higher expense during the first quarter of 2018 than the first quarter of 2019.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased $4.6 million for the three months ended March 31, 2019 from the same period in 2018. This increase was due primarily to placing our next-generation ground infrastructure into service during 2018 (as discussed below) as well as placing other assets into service, including manufacturing and testing equipment, software and leasehold improvements. Since April 1, 2018, we have placed into service approximately $220.4 million of construction in progress (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure. The costs placed into service represent primarily the gateways capable of supporting commercial traffic from Sat-Fi2TM, the first device to work on our upgraded network. We expect depreciation expense for these assets to be approximately $3.7 million per quarter for an estimated life of fifteen years.

As of March 31, 2019, we had $10.6 million in construction in progress primarily related to the remaining costs (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure in certain regions around the world. We will place these assets into service when they are deployed.

Other Income (Expense)

Interest Income and Expense

Interest income and expense, net, increased $5.5 million during the three months ended March 31, 2019, compared to the same period in 2018.

For the three months ended March 31, 2019, the increase in interest expense, net, was driven by a reduction in capitalized interest of $5.0 million due primarily to a reduction in our construction in progress balance related to our ground network, which results in lower interest eligible to be capitalized. As discussed above, we placed approximately $220.4 million of assets into service during 2018 and the first quarter of 2019, which decreased our construction in progress balance. Gross interest costs increased $0.7 million due to an increase in interest expense on our Facility Agreement from a higher margin and LIBOR rate used to calculate the interest rate and a higher principal balance outstanding on our Loan Agreement with Thermo. This increase in interest expense was offset by an increase in interest income of $0.2 million, resulting primarily from a higher balance in our restricted cash account.

Derivative Gain

Derivative gain was $57.0 million for the three months ended March 31, 2019, compared to a $108.9 million for the same period in 2018.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs impact the value, including stock price volatility, discount rate, maturity date, the base conversion rate and changes in the principal amount of notes outstanding. See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Other

Other income (loss) fluctuated by $0.7 million to nearly zero for the three months ended March 31, 2019 from a loss of $0.7 million for the same period in 2018. Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs, including certain contractual obligations discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report. Our principal sources of liquidity include cash on hand and cash flows from operations. We expect that these sources of liquidity will be insufficient to pay our debt service obligations over the next twelve months (see Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of management's plans to address this shortfall). We also expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged. See below for further discussion. See Part I, Item 1A. Risk Factors in our 2018 Annual Report for a description of risks, some of which are beyond our control, affecting our ability to fulfill our liquidity requirements.

As of March 31, 2019, we held cash and cash equivalents of $13.8 million and restricted cash of $60.6 million, consisting of the balance in our debt service reserve account under the Facility Agreement. The Facility Agreement restricts the use of these funds to making principal and interest payments under our Facility Agreement. See below for further discussion.

As of March 31, 2019, we also had a reserve of $10.1 million held with our credit card processor to address any liability arising from potential charge-backs given the growth in both volume and amount of our annual service subscriptions, among other factors. We are in the process of transitioning to an alternative credit card processor and expect that the total cash required to be withheld will decrease to $5.0 million by the third quarter of 2019. The reserve amount is recorded in prepaid and other current assets on our condensed consolidated balance sheet. We are in discussions with our senior lenders to evaluate how this reserve impacts the terms of our Facility Agreement.

As of December 31, 2018, we held cash and cash equivalents of $15.2 million and had $60.3 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $96.2 million and $374.0 million, respectively, at March 31, 2019, compared to $96.2 million and $367.2 million, respectively, at December 31, 2018. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At March 31, 2019, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes based on the put and call features in these notes. Accordingly, any such redemption is expected to result in the conversion of the notes by the holders in lieu of cash payment by us at par value. The increase in our total debt balance was due primarily to a higher carrying value of the Loan Agreement with Thermo due to interest accruing on that debt as well as accretion of the debt discount associated with the Loan Agreement with Thermo and a higher carrying value of the Facility Agreement due to accretion of debt financing costs.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We anticipate that we will need an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement periods ending June 30, 2019 and December 31, 2019. The source of funds for these Equity Cure Contributions has not yet been arranged. As of March 31, 2019, we were in compliance with respect to the covenants of the Facility Agreement, except for one matter. The agent to the lenders of the Facility Agreement recently notified us that they believe that we had not complied with a certain administrative provision within the Facility Agreement. We believe that we have remedied any noncompliance within the allowed cure period in order to avoid an event of default.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use the debt service reserve account funds only to make principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal the total amount of principal and interest payable on the next payment date. As of March 31, 2019, the balance in the debt service reserve account was $60.6 million and classified as restricted cash on our condensed consolidated balance sheets.

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

Thermo Agreements

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of March 31, 2019, the principal amount outstanding was $123.3 million, including $79.8 million of interest that had accrued since 2009 under to the Loan Agreement.

As part of the July 2013 amendment and restatement of the Loan Agreement, conversion features were added to the Loan Agreement consistent with those features in the 2013 8.00% Notes. Outstanding amounts under the Loan Agreement are convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of March 31, 2019, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of March 31, 2019, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Cash Flows for the three months ended March 31, 2019 and 2018

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$1,325	$9,832
Net cash used in investing activities	(2,261)	(2,386)
Net cash used in financing activities	(193)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,143)	$7,424

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the three months ended March 31, 2019 was $1.3 million compared to $9.8 million during the same period in 2018. This decrease was due primarily to unfavorable working capital changes related predominantly to a $7.8 million increase in the reserve required from our credit card processor, as previously discussed. Also contributing to the decrease was lower net income, after adjusting for non-cash items.

Cash Flows Used in Investing Activities

Cash used in investing activities was $2.3 million for the three months ended March 31, 2019 compared to $2.4 million for the same period in 2018. During the first quarter of 2019, we had additions primarily related to the construction of new antennas for our gateways around the world as well as costs to support an upgraded billing system. During the first quarter of 2018, additions were related to costs to bring our newly developed products into production, including software and other back office efforts.

Cash Flows Used in Financing Activities

There were no significant cash flows provided by or used in financing activities during each of the three month periods ending March 31, 2019 and 2018.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2018.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2019, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2019.

(b) Changes in internal control over financial reporting.

As of March 31, 2019, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 8: Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A. "Risk Factors" of our 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amendment #4 to the Amended and Restated Certificate of Incorporation of Globalstar, Inc.

10.1	Lease Agreement by and between Globalstar, Inc. and Thermo Covington, LLC dated February 1, 2019

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	May 2, 2019	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)