Form 10-Q
period 2019-06-30
Globalstar, Inc.
filed 2019-08-09
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

As of July 26, 2019, 1,451,811,065 shares of voting common stock were authorized and outstanding and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Service revenue	$26,700	$27,995	$52,819	$54,005
Subscriber equipment sales	4,491	5,731	8,450	8,470
Total revenue	31,191	33,726	61,269	62,475
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,395	9,526	19,248	18,555
Cost of subscriber equipment sales	3,578	4,170	6,727	6,342
Marketing, general and administrative	11,022	15,944	22,628	27,219
Revision to contract termination charge	—	(20,478)	—	(20,478)
Depreciation, amortization and accretion	23,852	22,616	47,653	41,847
Total operating expenses	47,847	31,778	96,256	73,485
Operating income (loss)	(16,656)	1,948	(34,987)	(11,010)
Other income (expense):
Interest income and expense, net of amounts capitalized	(12,808)	(10,305)	(25,678)	(17,658)
Derivative gain (loss)	35,116	(2,059)	92,124	106,885
Gain on legal settlement	120	6,779	120	6,779
Other	474	(3,351)	465	(4,013)
Total other income (expense)	22,902	(8,936)	67,031	91,993
Income (loss) before income taxes	6,246	(6,988)	32,044	80,983
Income tax expense	57	24	84	65
Net income (loss)	$6,189	$(7,012)	$31,960	$80,918

Other comprehensive income (loss):
Foreign currency translation adjustments	(498)	2,630	(768)	2,300
Comprehensive income (loss)	$5,691	$(4,382)	$31,192	$83,218

Net income (loss) per common share:
Basic	$0.00	$(0.01)	$0.02	$0.06
Diluted	0.01	(0.01)	0.03	0.06
Weighted-average shares outstanding:
Basic	1,450,380	1,263,372	1,449,355	1,262,857
Diluted	1,640,442	1,263,372	1,640,537	1,442,693

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$25,085	$15,212
Restricted cash	60,898	60,278
Accounts receivable, net of allowance of $3,979 and $3,382, respectively	22,419	19,327
Inventory	14,831	14,274
Prepaid expenses and other current assets	20,319	13,410
Total current assets	143,552	122,501
Property and equipment, net	843,952	882,695
Operating lease right of use assets, net	14,198	—
Intangible and other assets, net of accumulated amortization of $8,466 and $7,930, respectively	35,361	40,286
Total assets	$1,037,063	$1,045,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$98,829	$96,249
Accounts payable	7,083	6,995
Accrued expenses	29,688	23,085
Payables to affiliates	2,356	656
Derivative liabilities	288	757
Deferred revenue	32,713	31,938
Total current liabilities	170,957	159,680
Long-term debt, less current portion	392,706	367,202
Operating lease liabilities	13,185	—
Employee benefit obligations	4,580	4,489
Derivative liabilities	54,453	146,108
Deferred revenue	5,395	5,692
Other non-current liabilities	2,901	3,366
Total non-current liabilities	473,220	526,857

Contingencies (Note 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,900,000,000 shares authorized and 1,451,737,853 shares issued and outstanding at June 30, 2019; 1,500,000,000 shares authorized and 1,446,783,645 shares issued and outstanding at December 31, 2018	145	145
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at June 30, 2019; 400,000,000 shares authorized and none issued and outstanding at December 31, 2018	—	—
Additional paid-in capital	1,940,113	1,937,364
Accumulated other comprehensive loss	(4,607)	(3,839)
Retained deficit	(1,542,765)	(1,574,725)
Total stockholders’ equity	392,886	358,945
Total liabilities and stockholders’ equity	$1,037,063	$1,045,482
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2019	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
Net issuance of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	3,285	—	1,000	—	—	1,000
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	77	—	—	77
Stock offering issuance costs	—	—	(195)			(195)
Other comprehensive loss	—	—	—	(270)	—	(270)
Net income	—	—	—	—	25,771	25,771
Balances – March 31, 2019	1,450,069	$145	$1,938,293	$(4,109)	$(1,548,954)	$385,375
Net issuance of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	232	—	968	—	—	968
Contribution of services	—	—	197	—	—	197
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,437	—	500	—	—	500
Investment in business	—	—	155	—	—	155
Other comprehensive loss	—	—	—	(498)	—	(498)
Net income	—	—	—	—	6,189	6,189
Balances – June 30, 2019	1,451,738	$145	$1,940,113	$(4,607)	$(1,542,765)	$392,886

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2018	1,261,949	$126	$1,869,339	$(6,939)	$(1,571,302)	$291,224
Net issuance of restricted stock awards and recognition of stock-based compensation	1,165	—	1,853	—	—	1,853
Recognition of stock-based compensation of employee stock purchase plan	—	—	84	—	—	84
Contribution of services	—	—	137	—	—	137
Other comprehensive loss	—	—	—	(330)	—	(330)
Impact of adoption of ASC 606	—	—	—	—	3,093	3,093
Net income	—	—	—	—	87,930	87,930
Balances – March 31, 2018	1,263,114	$126	$1,871,413	$(7,269)	$(1,480,279)	$383,991
Net issuance of restricted stock awards and recognition of stock-based compensation	275	—	1,052	—	—	1,052
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	716	—	545	—	—	545
Contribution of services	—	—	137	—	—	137
Other comprehensive income	—	—	—	2,630	—	2,630
Net loss	—	—	—	—	(7,012)	(7,012)
Balances – June 30, 2018	1,264,105	$126	$1,873,147	$(4,639)	$(1,487,291)	$381,343
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows provided by (used in) operating activities:
Net income	$31,960	$80,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	47,653	41,847
Change in fair value of derivative assets and liabilities	(92,124)	(106,885)
Stock-based compensation expense	2,756	2,776
Amortization of deferred financing costs	4,480	3,852
Provision for bad debts	1,170	771
Noncash interest and accretion expense	9,135	5,866
Revision to contract termination charge	—	(20,478)
Unrealized foreign currency (gain) loss	(975)	3,879
Other, net	230	195
Changes in operating assets and liabilities:
Accounts receivable	(4,328)	(3,652)
Inventory	(1,755)	(624)
Prepaid expenses and other current assets	(2,486)	(2,368)
Other assets	(361)	(3,765)
Accounts payable and accrued expenses	4,277	4,288
Payables to affiliates	1,700	61
Other non-current liabilities	216	(855)
Deferred revenue	262	1,979
Net cash provided by operating activities	1,810	7,805
Cash flows provided by (used in) investing activities:
Second-generation network costs (including interest)	(1,244)	(4,277)
Property and equipment additions	(2,366)	(3,221)
Investment in business	155	—
Purchase of intangible assets	(1,642)	(1,401)
Net cash used in investing activities	(5,097)	(8,899)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(47,435)	(38,933)
Payments for financing costs	(1,230)	—
Proceeds from Subordinated Loan Agreement	62,000	—
Proceeds from issuance of common stock and exercise of options and warrants	402	319
Net cash provided by (used in) financing activities	13,737	(38,614)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	43	(73)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,493	(39,781)
Cash, cash equivalents and restricted cash, beginning of period	75,490	105,279
Cash, cash equivalents and restricted cash, end of period	$85,983	$65,498
	As of:
	June 30, 2019	December 31, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,085	$15,212
Restricted cash (See Note 5 for further discussion on restrictions)	60,898	60,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$85,983	$75,490

	Six Months Ended
	June 30, 2019	June 30, 2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,882	$12,070

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$208	$1,954
Capitalized accretion of debt discount and amortization of prepaid financing costs	165	1,854
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Companies, through commonly controlled affiliates, (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Company’s Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

Recently Issued Financial Reporting Rules

In April 2019, the SEC adopted the final rules under SEC Releases 33-10618 and 34-85381, FAST Act Modernization and Simplification of Regulation S-K. Among other things, the amendments 1) allow registrants who present financial statements covering three years in their periodic reports to omit discussion of the earliest year from management's discussion and analysis if the discussion was included in a prior filing, 2) allow registrants to omit certain information and exhibits from their periodic reports without submitting confidential treatment requests to the Commission, 3) clarify and streamline certain risk factor and property disclosure requirements, 4) require all filings to include hyperlinks to information that is incorporated by reference in current filings to the information available on EDGAR, as applicable, and 5) require registrants to apply XBRL tags to certain information on cover pages of SEC filings. Certain of the amended rules became effective April 2, 2019 or May 2, 2019 and have been applied to any filings after these dates, except for the XBRL tagging requirement, which is effective for large accelerated and accelerated filers for fiscal reports ending on or after June 15, 2019 and 2020, respectively. The Company does not expect these final rules to have a material impact on its disclosures and financial statements.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service revenue:
Duplex	$9,031	$10,134	$17,676	$18,917
SPOT	12,619	13,868	25,714	26,830
Commercial IoT	4,353	3,216	8,051	6,305
IGO	179	216	345	425
Other	518	561	1,033	1,528
Total service revenue	26,700	27,995	52,819	54,005

Subscriber equipment sales:
Duplex	$306	$751	$557	$1,182
SPOT	2,186	2,011	3,777	3,485
Commercial IoT	1,972	2,878	4,044	3,711
Other	27	91	72	92
Total subscriber equipment sales	4,491	5,731	8,450	8,470

Total revenue	$31,191	$33,726	$61,269	$62,475

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service revenue:
United States	$19,452	$20,106	$38,704	$38,485
Canada	4,331	4,794	8,142	9,280
Europe	2,212	2,404	4,334	4,650
Central and South America	570	612	1,134	1,181
Others	135	79	505	409
Total service revenue	26,700	27,995	52,819	54,005

Subscriber equipment sales:
United States	$2,549	$4,408	$4,760	$6,003
Canada	1,133	620	1,946	971
Europe	440	341	1,017	729
Central and South America	349	338	661	726
Others	20	24	66	41
Total subscriber equipment sales	4,491	5,731	8,450	8,470

Total revenue	$31,191	$33,726	$61,269	$62,475

Contract Balances

The following table discloses information about accounts receivable, costs to obtain a contract (as recorded in intangible and other assets, net on the Company's condensed consolidated balance sheet), and contract liabilities (as recorded in both current and long-term deferred revenue on the Company's condensed consolidated balance sheet) from contracts with customers (amounts in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$22,419	$19,327
Capitalized costs to obtain a contract	1,916	2,018
Contract liabilities	38,108	37,630

Accounts Receivable

Included in the accounts receivable balance in the table above are contract assets, which represent primarily unbilled amounts related to performance obligations satisfied by the Company of $1.3 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

The Company has agreements with certain of its independent gateway operators ("IGOs") whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of June 30, 2019 and December 31, 2018, $8.2 million and $7.8 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet.

Impairment losses on receivables include both provisions for bad debt and the reversal of revenue for accounts where collectability is not reasonably assured. During the three months ended June 30, 2019 and 2018, impairment loss on receivables from contracts with customers was $0.9 million and $0.8 million, respectively. During the six months ended June 30, 2019 and 2018, impairment loss on receivables from contracts with customers was $2.7 million and $1.8 million, respectively. The increase in the impairment loss on receivables during the six months ended June 30, 2019 compared to the same period in 2018 was driven primarily by a specific reserve related to one of the Company's IGOs, which the Company recorded in the quarter ended March 31, 2019.

Costs to Obtain a Contract

The Company also capitalizes costs to obtain a contract, which include certain deferred subscriber acquisition costs that are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. The Company’s subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. The Company capitalizes incremental costs to obtain a contract to the extent it expects to recover them. These capitalized contract costs include only internal and external initial activation commissions because these costs are considered incremental and would not have been incurred if the contract had not been obtained. These capitalized costs are included in other assets on the Company’s condensed consolidated balance sheet and are amortized to marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations on a straight-line basis over the estimated customer life of three years, which considers anticipated contract renewals. For the three months ended June 30, 2019 and 2018, the amount of amortization related to capitalized costs to obtain a contract was $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2019 and 2018, the amount of amortization related to capitalized costs to obtain a contract was $0.7 million and $0.8 million, respectively.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer for which it has previously received consideration from a customer. As of June 30, 2019, the total transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was $38.1 million. The amount of revenue recognized during the six months ended June 30, 2019 from performance obligations included in the contract liability balance at the beginning of the 2019 period was $21.4 million. The amount of revenue recognized during the six months ended June 30, 2018 from performance obligations included in the contract liability balance at the beginning of the 2018 period was $22.6 million.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of June 30, 2019, the Company expects to recognize $32.7 million, or approximately 86%, of its remaining performance obligations during the next twelve months and $2.5 million, or approximately 6%, between two to seven years from the balance sheet date. The remaining $2.9 million, or approximately 8%, is related to a single contract and will be recognized as work is performed by the Company, the timing of which is currently unknown.

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

The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in its condensed consolidated balance sheet. For finance leases, the accounting remained generally consistent with legacy GAAP; however, the existing capital lease and obligation for these leases have been reclassified to a right-of-use asset and lease liability. On January 1, 2019, the Company recognized an initial operating right-of-use asset of $3.3 million and associated operating lease liabilities of $3.7 million. Since adoption of ASC 842 on January 1, 2019, the Company entered into additional leases, most significantly a lease agreement for its new headquarters location (see further discussion in Note 9: Related Party Transactions), resulting in the recognition of additional right-of-use assets and associated lease liabilities of $11.7 million. There was no impact to opening retained deficit as of January 1, 2019.

Leases

The Company has operating and finance leases for facilities and equipment throughout the United States and around the world, including corporate offices, satellite control centers, ground control centers, gateways and certain equipment.

Upon inception of a contract, the Company evaluates if the contract, or part of the contract, contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases include both a right-of-use asset and a lease liability. The right-of-use asset represents the Company’s right to use the underlying asset in the lease. Certain initial direct costs associated with consummating a lease are included in the initial measurement of the right-of-use asset. The right-of-use asset also includes prepaid lease payments and lease incentives. The lease liability represents the present value of the remaining lease payments discounted using the implicit rate in the lease on the lease commencement date. For leases in which the implicit rate is not readily determinable, an estimated incremental borrowing rate is used, which represents a rate of interest that the Company would pay to borrow on a collateralized basis over a similar term. The Company has elected to combine lease and nonlease components, if applicable. As of June 30, 2019, there are no leases not yet commenced that create significant rights and obligations.

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

Variable lease payments are payments made to a lessor due to changes in circumstances occurring after the commencement date. Variable lease payments dependent upon an index or rate are included in the measurement of the lease liability; all other variable lease payments are not included in the measurement of the lease liability and recognized when incurred. Variable lease payments excluded from the measurement of the lease liability are uncommon and, when incurred, are immaterial for the Company.

The Company’s leases have remaining lease terms of 1 year to 12 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its condensed consolidated balance sheet.

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

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

As of:
June 30, 2019
Operating leases:
Right-of-use asset, net	$14,198

Short-term lease liability (as recorded in accrued expenses)	1,400
Long-term lease liability	13,185
Total operating lease liabilities	$14,585

Finance leases:
Right-of-use asset, net (as recorded in intangible and other current assets, net)	$148

Short-term lease liability (as recorded in accrued expenses)	86
Long-term lease liability (as recorded in non-current liabilities)	48
Total finance lease liabilities	$134

Impact on Financial Statements

The following table summarizes the impact of the adoption of ASC 842 on the Company’s condensed consolidated balance sheet. There was no impact on the Company’s condensed consolidated statement of operations as a result of this adoption. Amounts are in thousands.
Condensed Consolidated Balance Sheet
As of June 30, 2019

	Impact on change in accounting policy
	As reported June 30, 2019	Impact of ASC 842	Legacy GAAP
Right-of-use asset, net	$14,198	$(14,198)	$—
Intangible and other assets, net	148	(148)	—
Property and equipment, net	—	148	148
Accrued expenses	1,486	(1,292)	194
Lease liabilities	13,185	(13,185)	—
Other non-current liabilities	48	—	48

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands). As noted above, prior periods have not been adjusted under the modified retrospective method of adoption.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost:
Amortization of right-of-use assets	$408	$817
Interest on lease liabilities	312	442
Finance lease cost:
Amortization of right-of-use assets	26	52
Interest on lease liabilities	3	6
Short-term lease cost	8	176
Total lease cost	$757	$1,493

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

As of:
June 30, 2019

Weighted-average lease term
Finance leases	1.8 years
Operating Leases	9.2 years

Weighted-average discount rate
Finance leases	7.9%
Operating leases	8.4%

Supplemental Cash Flow Information
The below table discloses supplemental cash flow information for finance and operating leases (in thousands).

Six Months Ended
June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,215
Operating cash flows from finance leases	6
Financing cash flows from finance leases	45

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of June 30, 2019 (amounts in thousands):

	Operating Leases	Finance Leases

2019 (remaining)	$1,334	$52
2020	2,645	72
2021	2,062	11
2022	1,955	6
2023	1,998	3
2024	1,999	—
Thereafter	9,378	—
Total lease payments	$21,371	$144
Imputed interest	(6,786)	(10)
Discounted lease liability	$14,585	$134

4. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,291	$1,195,291
Second-generation satellite, on-ground spare	32,443	32,481
Ground component	269,907	256,850
Construction in progress:
Ground component	12,195	18,068
Next-generation software upgrades	2,789	2,250
Other	1,458	2,699
Total Globalstar System	1,514,083	1,507,639
Internally developed and purchased software	18,931	26,045
Equipment	10,088	10,097
Land and buildings	3,323	3,311
Leasehold improvements	1,572	1,478
Total property and equipment	1,547,997	1,548,570
Accumulated depreciation	(704,045)	(665,875)
Total property and equipment, net	$843,952	$882,695

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The remaining ground component of construction in progress represents costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure in certain regions around the world. These gateway assets will be deployed based on coverage optimization. In January 2019, the Company completed technology upgrades to allow customers to use Sat-Fi2® in certain areas of Latin America. Accordingly, it placed into service approximately $7.9 million of construction in progress (including capitalized interest) related to the deployment of two RANs to this region. The ground component of construction in progress also includes costs (including capitalized interest) associated with the Company's contract for the procurement and production of new gateway antennas.

Additionally, during the first quarter of 2019, a portion of internally developed and purchased software assets were retired, which drove the decrease in the table above.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of June 30, 2019 and December 31, 2018, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of June 30, 2019, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	June 30, 2019			December 31, 2018
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$341,955	$19,852	$322,103	$389,390	$24,355	$365,035
Subordinated Loan Agreement	62,078	460	61,618	—	—	—
Loan Agreement with Thermo	127,108	20,688	106,420	119,702	22,665	97,037
8.00% Convertible Senior Notes Issued in 2013	1,394	—	1,394	1,379	—	1,379
Total Debt	532,535	41,000	491,535	510,471	47,020	463,451
Less: Current Portion	98,829	—	98,829	96,249	—	96,249
Long-Term Debt	$433,706	$41,000	$392,706	$414,222	$47,020	$367,202

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date and the total outstanding balance of the Company's 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") based on the put and call features in these notes. The Company believes that the principal payments due in December 2019 and June 2020 under the Facility Agreement will be in excess of its available sources of cash in order to also maintain compliance with the required balance in the debt service reserve account. The Company intends to raise funds in sufficient amounts to meet its obligations or, alternatively, seek an amendment to or refinancing of these debt obligations; however, the source of funds has not yet been finalized nor have the definitive terms of any such amendment or refinancing been determined.

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

The Facility Agreement is scheduled to mature in December 2022. As of June 30, 2019, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year to a maximum rate of LIBOR plus 5.75%. For the twelve-month period ended June 30, 2019, this rate was LIBOR plus 3.75%. This margin increased to 4.25% on July 1, 2019. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. (“BPIFAE”) (formerly COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. The covenants in the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. Additionally, the Company's credit card processor has required a reserve of $5.0 million to address any liability arising from potential charge-backs given the growth in both volume and amount of the Company's annual service subscriptions over the past several years, among other factors. The Company is in discussions with its senior lenders to evaluate if this reserve impacts the terms of the Facility Agreement.

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company needed an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended June 30, 2019, which it obtained through the Subordinated Loan Agreement. The Company anticipates that it will also need an Equity Cure Contribution to maintain compliance with financial covenants for the measurement period ended December 31, 2019, subject to the provisions of the Facility Agreement. The source of funds for this Equity Cure Contribution has not yet been arranged. Additionally, the Company may not be in compliance with financial covenants for the measurement period June 30, 2020, and the Facility Agreement would not permit an Equity Cure Contribution at that time. As discussed above, the Company is actively working to refinance or amend the terms of the Facility Agreement, which could include an extension of the Company's ability to use Equity Cure Contributions; however, the terms of any such amendment or refinancing have not been determined. As of June 30, 2019, the Company was in compliance with respect to the covenants of the Facility Agreement, except for one matter. In early 2019, the agent to the lenders of the Facility Agreement notified the Company that they believe it had not complied with a certain administrative provision within the Facility Agreement. The Company believes that it remedied any noncompliance within the allowed cure period and therefore avoided an event of default.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of the debt service reserve account funds is restricted to making principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal at least the total amount of principal and interest payable by the Company on the next payment date. As of June 30, 2019, the balance in the debt service reserve account was $58.8 million and the balance in an equity proceeds account, that is also required to be used for obligations under the Facility Agreement, was $2.1 million, both of which are classified as restricted cash on the Company's condensed consolidated balance sheet.

Subordinated Loan

On July 2, 2019, the Company entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”), effective as of June 28, 2019, with Thermo Funding Company LLC (an affiliated entity to Thermo), and certain unaffiliated parties (together with Thermo, the “Lenders”). Under the Subordinated Loan Agreement, the Lenders lent $62.0 million to the Company on June 28, 2019 for the primary purpose of funding the June 30, 2019 scheduled payment of interest and principal under the Company’s Facility Agreement and for certain other purposes. The loans under the Subordinated Loan Agreement qualified as an Equity Cure Contribution under the Facility Agreement. Globalstar’s indebtedness to the Lenders is subordinated to all obligations of the Company under the Facility Agreement. Thermo has agreed to subordinate the Company’s obligations to it under the Loan Agreement to the Company’s obligations under the Subordinated Loan Agreement.

The Subordinated Loan Agreement accrues interest at 15% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. Payments to the Lenders will be made only when permitted under the Facility Agreement. The Subordinated Loan Agreement becomes due and payable on December 31, 2023, or upon any acceleration of the maturity of the Subordinated Loan Agreement. As of June 30, 2019, $0.1 million of interest had accrued with respect to the Subordinated Loan Agreement; the Subordinated Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheet.

The Subordinated Loan Agreement also contains an affirmative covenant requiring the Company to use reasonable best efforts to either (i) refinance its obligations under the Facility Agreement and the Subordinated Loan Agreement in full or (ii) refinance its obligations under the Subordinated Loan Agreement and obtain a corresponding amendment of the Facility Agreement to permit such refinancing. In addition, in the event the Company’s obligations under the Subordinated Loan Agreement have not been refinanced within 120 days of the date of the Subordinated Loan Agreement, the Company is required to use its reasonable best efforts to issue and do all things to facilitate the issuance of registered warrants exercisable for shares of common stock in the Company to the Lenders in such amounts and on such terms and the Company and the Lenders shall agree.

The Company evaluated the affirmative covenant in the Subordinated Loan Agreement and determined that the warrants did not qualify as contingently issuable equity under ASC 815 as of June 30, 2019 because the definitive terms of such warrants were not agreed upon at the time the Subordinated Loan Agreement was executed.

The Company’s Board of Directors considered the Subordinated Loan Agreement and the related transactions and unanimously concluded that they constitute a “Permitted Financing” under Article Eleventh of the Second Amended and Restated Certificate of Incorporation of the Company.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement. The Loan Agreement is convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock. Based on the terms of the Settlement Agreement (as defined and discussed further in Note 8: Contingencies), the outstanding debt under the Loan Agreement with Thermo will convert into shares of Globalstar common stock at the conversion price in place at the time of certain financing events described in the Settlement Agreement, if and when such events occur.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2019, $83.6 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

As previously disclosed, in connection with the Settlement Agreement discussed in Note 8: Contingencies, the Company formed a Strategic Review Committee that is required to remain in existence for as long as Thermo and its affiliates own and its affiliates beneficially own forty-five percent (45%) or more of Globalstar’s outstanding common stock. To the extent permitted by applicable law, the Strategic Review Committee has exclusive responsibility for the oversight, review and approval of, among other things and subject to certain exceptions, any acquisition by Thermo and its affiliates of additional newly-issued securities of the Company and any transaction between the Company and Thermo and its affiliates with a value in excess of $250,000. The approval of any of the foregoing transactions will require the vote of at least a majority of the Strategic Review Committee.

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

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Subject to certain conditions set forth in the Indenture, the Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. As of June 30, 2019, the 2013 8.00% Notes have not been redeemed by the Company. A holder of the 2013 8.00% Notes has the right, at the holder’s option, to require the Company to purchase some or all of the 2013 8.00% Notes held by it on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of June 30, 2019, the Company was in compliance with the terms of the 2013 8.00% Notes and the Indenture.

Subject to the procedures for conversion and other terms and conditions of the Indenture, a holder may convert its 2013 8.00% Notes at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the option of the Company, cash in lieu of all or a portion thereof, provided that, under the Facility Agreement, the Company may pay cash only with the consent of the majority lenders) over a 40-consecutive trading day settlement period. As of June 30, 2019, holders had converted a total of $55.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 98.5 million shares of voting common stock.

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

6. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(288)	$(757)
Compound embedded derivative with the Loan Agreement with Thermo	(54,453)	(146,108)
Total derivative liabilities	$(54,741)	$(146,865)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Compound embedded derivative with the 2013 8.00% Notes	$255	$(934)	469	387
Compound embedded derivative with the Loan Agreement with Thermo	34,861	(1,125)	91,655	106,498
Total derivative gain (loss)	$35,116	$(2,059)	$92,124	$106,885

Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five ten-year interest rate cap agreements, which mature in December 2019. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations. The value of the interest rate cap was approximately zero as of June 30, 2019 and December 31, 2018, respectively.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations and its condensed consolidated statements of cash flows as an operating activity. The Company determined the fair value of its compound embedded derivative liabilities using a Monte Carlo simulation model. See Note 7: Fair Value Measurements for further discussion. Consistent with the classification of the 2013 8.00% Notes on the Company's condensed consolidated balance sheet, the Company has classified the associated derivative liability as current on its condensed consolidated balance sheet at June 30, 2019.

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(288)	$(288)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(54,453)	(54,453)
Total liabilities measured at fair value	$—	$—	$(54,741)	$(54,741)

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(757)	$(757)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(146,108)	(146,108)
Total liabilities measured at fair value	$—	$—	$(146,865)	$(146,865)

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 6: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	June 30, 2019
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	70% - 135%	1.7%	$0.69	10% - 27%	$0.48
Compound embedded derivative with the Loan Agreement with Thermo	70% - 135%	1.7%	$0.69	27%	$0.48

	December 31, 2018
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 120%	2.5%	$0.69	28%	$0.64
Compound embedded derivative with the Loan Agreement with Thermo	40% - 120%	2.5%	$0.69	28%	$0.64

Fluctuation in the Company’s stock price is one of the primary drivers for the changes in the derivative valuations during each reporting period. The Company's stock price decreased 25% from December 31, 2018 to June 30, 2019. As the stock price decreases, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s condensed consolidated balance sheets. Stock price volatility is another significant unobservable input used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

As previously discussed, the Company is actively working on a refinancing of its debt obligations. A refinancing may result in the conversion of certain outstanding loan agreements. The potential conversion of both the Thermo Loan Agreement and the 2013 8.00% Notes was modeled based on a probability assessment of each financing scenario and, accordingly, was included in the valuation of the associated compound embedded derivatives as of June 30, 2019. These assumptions resulted in a reduction of the derivative valuations during the second quarter of 2019.

In addition to the inputs described above, the valuation model used to calculate the fair value measurement of the compound embedded derivatives within the Company’s 2013 8.00% Notes and Loan Agreement with Thermo included the following inputs and features: payment-in-kind interest payments, make-whole premiums, a 40-day stock issuance settlement period upon conversion, estimated maturity date, and the principal balance of each loan at the balance sheet date. There are also certain put and call features, as well as potential redemptions by the Company, within the 2013 8.00% Notes that impact the valuation model.

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$(89,857)	$(119,041)	$(146,865)	$(227,985)
Unrealized gain (loss), included in derivative gain (loss)	35,116	(2,059)	92,124	106,885
Balance at end of period	$(54,741)	$(121,100)	$(54,741)	$(121,100)

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

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$106,420	$78,769	$97,037	$67,452
2013 8.00% Notes	1,394	810	1,379	734

8. CONTINGENCIES

Securities Claim

On September 25, 2018, a shareholder action was filed against Globalstar, Inc. (the "Company" or "Globalstar"), members of the Board of Directors, Thermo Companies, Inc., and certain members of Globalstar management in the Court of Chancery of the State of Delaware (the "Court"), captioned Mudrick Capital Management, LP, et al. v. Monroe, et al., C.A. No. 2018-0699-TMR (the "Action"). As previously disclosed, on December 14, 2018, all parties to the Action, including plaintiffs Mudrick Capital Management, L.P. (“Mudrick Capital”) and Warlander Asset Management (“Warlander”, and, together with Mudrick Capital, the “Plaintiffs”), entered into a stipulation and agreement of settlement, compromise and release of stockholder derivative action (the “Settlement Agreement”) to settle all claims asserted against all defendants in the Action.

The Settlement Agreement is subject to approval by the Court of Chancery of the State of Delaware, which held a hearing on April 1, 2019. The Company expects the Court to approve the Settlement Agreement and is currently awaiting its decision.

In connection with the Action described above, the Plaintiffs' claims for monetary relief from the Company are now limited to attorneys' fees and expenses incurred in connection with and related to pursuing the Action, as well as in connection with and related to a shareholder demand to inspect certain of the Company's books and records and a lawsuit seeking to enforce that demand. The Company evaluated the facts and circumstances under applicable accounting guidance and determined that a loss with respect to such Plaintiffs' attorneys' fees and costs is probable and reasonably estimable. In accordance with ASC 450, as of June 30, 2019, the Company estimated a range of loss and recorded a reserve based on the low end of the range, as there were no facts and circumstances to support a different point in the range. The Company accrued the total estimated loss of $3.0 million, which is recorded as a current liability on the Company's condensed consolidated balance sheet and in marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations.

This estimated loss, as well as other costs incurred by the Company directly associated with the Action, exceeded the Company's retention limit of $1.5 million for a "securities claim" under its directors and officers insurance policy. According to ASC 450, a recovery related to a contingent loss (e.g., insurance recovery) is a contingent gain. Recovery of a recorded contingent loss shall be recognized only when realization of the recovery is deemed probable and reasonably estimable. The Company believes it is probable that any losses in excess of the Company's retention limit will be covered under the terms of its insurance policy. Accordingly, the Company has recorded a receivable of $3.5 million with an offsetting reduction to marketing, general and administrative expenses during the quarter ended June 30, 2019.

Business Economic Loss Claim

In May 2018, the Company concluded the settlement of a business economic loss claim in which it was an absent member in a tort class action lawsuit. The Company is due proceeds of $7.4 million, net of legal fees, related to this settlement. The Company received the first installment of $3.7 million in January 2019. The final installment of $3.7 million is expected to be received in January 2020 and is recorded in prepaid expenses and other current assets on the Company's condensed consolidated balance sheet at March 31, 2019. During the second quarter of 2018, the Company recorded the present value of the proceeds of $6.8 million and a discount of $0.6 million. The present value of the net proceeds of $6.8 million was recorded in other income on the Company's condensed consolidated statement of operations. The discount of $0.6 million was recorded on the Company's condensed consolidated balance sheet and is being accreted to interest income over the term of the receivable using the effective interest method.

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

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.4 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively. Additionally, in connection with funding of the Subordinated Loan Agreement in June 2019, the Company received an incremental $2.0 million from Thermo that was in excess of their final allocation in the loan document due to an oversubscription of the loan. This overpayment was refunded to Thermo in August 2019 and was included in payable to affiliates on the Company's condensed consolidated balance sheet as of June 30, 2019.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses, which include non-cash expenses that the Company accounts for as a contribution to capital, related to services provided by certain executive officers of Thermo and expenses incurred by Thermo on behalf of the Company which are charged to the Company. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. The expenses charged to the Company were $0.1 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively.

Additionally, in February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's new headquarters office. Annual lease payments for the new location will be $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During the three and six months ended June 30, 2019, the Company incurred lease expenses of $0.4 million and $0.7 million due to Thermo under this lease agreement.

As of June 30, 2019, the principal amount outstanding under the Loan Agreement with Thermo was $127.1 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $54.5 million. During the three months ended June 30, 2019 and 2018, interest accrued on the Loan Agreement was approximately $3.8 million and $3.3 million, respectively. During the six months ended June 30, 2019 and 2018, interest accrued on the Loan Agreement was approximately $7.4 million and $6.6 million, respectively.

On July 2, 2019, the Company entered into a Subordinated Loan Agreement, effective June 28, 2019, with Thermo and certain unaffiliated parties. Thermo's participation in the Subordinated Loan Agreement was $53.8 million. As of June 30, 2019, less than $0.1 million of interest had accrued with respect to Thermo's portion of the Subordinated Loan Agreement.

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

As previously disclosed, in connection with the Settlement Agreement discussed in Note 8: Contingencies, the Company formed a Strategic Review Committee that is required to remain in existence for as long as Thermo and its affiliates own and its affiliates beneficially own forty-five percent (45%) or more of Globalstar’s outstanding common stock. To the extent permitted by applicable law, the Strategic Review Committee will have exclusive responsibility for the oversight, review and approval of, among other things and subject to certain exceptions, any acquisition by Thermo and its affiliates of additional newly-issued securities of the Company and any transaction between the Company and Thermo and its affiliates with a value in excess of $250,000. The approval of any of the foregoing transactions will require the vote of at least a majority of the Strategic Review Committee.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$6,189	$(7,012)	$31,960	$80,918
Effect of dilutive securities:
2013 8.00% Notes	27	—	53	38
Loan Agreement with Thermo	4,622	—	9,120	5,855
Income to common stockholders plus assumed conversions	$10,838	$(7,012)	$41,133	$86,811
Weighted average common shares outstanding:
Basic shares outstanding	1,450,380	1,263,372	1,449,355	1,262,857
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	3,828	—	4,948	5,335
2013 8.00% Notes	2,020	—	2,020	2,087
Loan Agreement with Thermo	184,214	—	184,214	172,414
Diluted shares outstanding	1,640,442	1,263,372	1,640,537	1,442,693
Net income (loss) per share:
Basic	$0.00	$(0.01)	$0.02	$0.06
Diluted	0.01	(0.01)	0.03	0.06

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
Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2019

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$23,055	$9,312	$15,984	$(21,651)	$26,700
Subscriber equipment sales	399	3,752	1,575	(1,235)	4,491
Total revenue	23,454	13,064	17,559	(22,886)	31,191
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	7,001	1,378	2,196	(1,180)	9,395
Cost of subscriber equipment sales	268	3,326	1,219	(1,235)	3,578
Marketing, general and administrative	6,651	1,256	23,588	(20,473)	11,022
Depreciation, amortization and accretion	23,155	(14)	711	—	23,852
Total operating expenses	37,075	5,946	27,714	(22,888)	47,847
Income (loss) from operations	(13,621)	7,118	(10,155)	2	(16,656)
Other income (expense):
Interest income and expense, net of amounts capitalized	(12,792)	(3)	(13)	—	(12,808)
Derivative gain	35,116	—	—	—	35,116
Gain on legal settlement	120	—	—	—	120
Equity in subsidiary earnings (loss)	(2,280)	(3,989)	—	6,269	—
Other	(354)	(60)	890	(2)	474
Total other income (expense)	19,810	(4,052)	877	6,267	22,902
Income (loss) before income taxes	6,189	3,066	(9,278)	6,269	6,246
Income tax expense	—	19	38	—	57
Net income (loss)	$6,189	$3,047	$(9,316)	$6,269	$6,189
Comprehensive income (loss)	$6,189	$3,047	$(9,812)	$6,267	$5,691

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$44,992	$18,894	$31,113	$(42,180)	$52,819
Subscriber equipment sales	701	7,238	3,076	(2,565)	8,450
Total revenue	45,693	26,132	34,189	(44,745)	61,269
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	14,016	2,827	5,087	(2,682)	19,248
Cost of subscriber equipment sales	491	6,392	2,407	(2,563)	6,727
Cost of subscriber equipment sales - reduction in the value of inventory	—	—	—	—	—
Marketing, general and administrative	13,775	2,557	45,798	(39,502)	22,628
Depreciation, amortization and accretion	46,350	3	1,300	—	47,653
Total operating expenses	74,632	11,779	54,592	(44,747)	96,256
Income (loss) from operations	(28,939)	14,353	(20,403)	2	(34,987)
Other income (expense):
Interest income and expense, net of amounts capitalized	(25,656)	(7)	(15)	—	(25,678)
Derivative gain	92,124	—	—	—	92,124
Gain on legal settlement	120	—	—	—	120
Equity in subsidiary earnings (loss)	(5,213)	(8,623)	—	13,836	—
Other	(476)	127	817	(3)	465
Total other income (expense)	60,899	(8,503)	802	13,833	67,031
Income (loss) before income taxes	31,960	5,850	(19,601)	13,835	32,044
Income tax expense	—	26	58	—	84
Net income (loss)	$31,960	$5,824	$(19,659)	$13,835	$31,960
Comprehensive income (loss)	$31,960	$5,824	$(20,419)	$13,827	$31,192

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$43,804	$19,366	$32,014	$(41,179)	$54,005
Subscriber equipment sales	251	7,397	2,571	(1,749)	8,470
Total revenue	44,055	26,763	34,585	(42,928)	62,475
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	13,002	2,888	5,162	(2,497)	18,555
Cost of subscriber equipment sales	206	6,091	1,794	(1,749)	6,342
Marketing, general and administrative	18,467	2,521	44,941	(38,710)	27,219
Revision to contract termination charge	(20,478)	—	—	—	(20,478)
Depreciation, amortization and accretion	40,393	164	1,290	—	41,847
Total operating expenses	51,590	11,664	53,187	(42,956)	73,485
Income (loss) from operations	(7,535)	15,099	(18,602)	28	(11,010)
Other income (expense):
Interest income and expense, net of amounts capitalized	(17,721)	(4)	17	50	(17,658)
Derivative gain	106,885	—	—	—	106,885
Gain on legal settlement	6,779	—	—	—	6,779
Equity in subsidiary earnings (loss)	(7,120)	(9,628)	—	16,748	—
Other	(370)	117	(3,733)	(27)	(4,013)
Total other income (expense)	88,453	(9,515)	(3,716)	16,771	91,993
Income (loss) before income taxes	80,918	5,584	(22,318)	16,799	80,983
Income tax expense	—	16	49	—	65
Net income (loss)	$80,918	$5,568	$(22,367)	$16,799	$80,918
Comprehensive (loss) income	$80,918	$5,568	$(20,039)	$16,771	$83,218

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,551	$814	$3,720	$—	$25,085
Restricted cash	60,898	—	—	—	60,898
Accounts receivable, net of allowance	8,637	8,890	4,892	—	22,419
Intercompany receivables	1,069,458	842,249	79,453	(1,991,160)	—
Inventory	5,802	7,143	1,886	—	14,831
Prepaid expenses and other current assets	11,053	6,289	2,977	—	20,319
Total current assets	1,176,399	865,385	92,928	(1,991,160)	143,552
Property and equipment, net	812,875	929	30,144	4	843,952
Operating lease right of use assets, net	12,202	226	1,770	—	14,198
Intercompany notes receivable	5,674	—	—	(5,674)	—
Investment in subsidiaries	(258,372)	46,117	53,118	159,137	—
Intangible and other assets, net	30,522	255	4,596	(12)	35,361
Total assets	$1,779,300	$912,912	$182,556	$(1,837,705)	$1,037,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$98,829	$—	$—	$—	$98,829
Accounts payable	2,175	3,645	1,263	—	7,083
Accrued expenses	13,873	7,553	8,262	—	29,688
Intercompany payables	798,331	838,834	353,936	(1,991,101)	—
Payables to affiliates	2,356	—	—	—	2,356
Derivative liabilities	288	—	—	—	288
Deferred revenue	1,658	23,040	8,015	—	32,713
Total current liabilities	917,510	873,072	371,476	(1,991,101)	170,957
Long-term debt, less current portion	392,706	—	—	—	392,706
Operating lease liabilities	11,821	192	1,172	—	13,185
Employee benefit obligations	4,580	—	—	—	4,580
Intercompany notes payable	—	—	5,674	(5,674)	—
Derivative liabilities	54,453	—	—	—	54,453
Deferred revenue	5,196	180	19	—	5,395
Other non-current liabilities	148	322	2,431	—	2,901
Total non-current liabilities	468,904	694	9,296	(5,674)	473,220
Stockholders’ equity (deficit)	392,886	39,146	(198,216)	159,070	392,886
Total liabilities and stockholders’ equity	$1,779,300	$912,912	$182,556	$(1,837,705)	$1,037,063

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

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$952	$(1,148)	$2,006	$—	$1,810
Cash flows provided by (used in) investing activities:
Second-generation network costs (including interest)	(1,231)	—	(13)	—	(1,244)
Property and equipment additions	(2,155)	(164)	(47)	—	(2,366)
Investment in business	155	—	—	—	155
Purchase of intangible assets	(1,599)	—	(43)	—	(1,642)
Net cash used in investing activities	(4,830)	(164)	(103)	—	(5,097)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(47,435)	—	—	—	(47,435)
Payments for financing costs	(1,230)	—	—	—	(1,230)
Proceeds from Subordinated Loan Agreement	62,000	—	—	—	62,000
Proceeds from issuance of common stock and exercise of options and warrants	402	—	—	—	402
Net cash provided by financing activities	13,737	—	—	—	13,737
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	43	—	43
Net increase (decrease) in cash, cash equivalents and restricted cash	9,859	(1,312)	1,946	—	10,493
Cash, cash equivalents and restricted cash, beginning of period	71,590	2,126	1,774	—	75,490
Cash, cash equivalents and restricted cash, end of period	$81,449	$814	$3,720	$—	$85,983

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

We currently provide the following communications services, which are available only with equipment designed to work on our network:

•
two-way voice communication and data transmissions using mobile or fixed devices, including our GSP-1700 phone, our Globalstar 9600TM hotspot, two generations of our Sat-Fi®, and other fixed and data-only devices ("Duplex");

•
one-way or two-way communication and data transmissions using mobile devices, including our SPOT family of products, such as SPOT X®, SPOT Gen3® and SPOT Trace®, that transmit messages and the location of the device ("SPOT"); and

•
one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products, such as our battery- and solar-powered SmartOne, STX-3 and STINGR ("Commercial IoT").

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

Due to the specific design of the Globalstar System (and based on customer input), we believe that our voice quality is the best among our peer group. We define a successful level of service for our customers by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call or message success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. By this measure, we believe that our system outperforms geostationary (“GEO”) satellites used by some of our competitors. Due to the difference in signal travel distance, GEO satellite signals must travel approximately 42,000 additional miles on average, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in compromised call quality as compared to that experienced over the Globalstar System.

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

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We are currently pursuing initiatives that we expect to expand our satellite communications business by effectively leveraging our network capabilities and distribution relationships. Among our current initiatives are the following: the development of a two-way reference design and multi-chip module to expand our commercial IoT offerings while reducing the form factor and cost of our existing devices and improving their performance; an emergency messaging and tracking device for the automotive market; derivatives of our Sat-Fi2® device, one specifically designed for the maritime industry and another for fixed installation outside of cellular range; and a miniaturized satellite-based wearable tracking device.

As of June 30, 2019, we had approximately 780,000 subscribers worldwide, representing principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our products and services are sold direct as well as through a robust network of independent agents, dealers and resellers, and independent gateway operators ("IGOs"). We also have distribution relationships with a number of "Big Box" and other distribution channels.
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

•
average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our Duplex, SPOT, Commercial IoT and IGO revenue;

•	operating income and adjusted EBITDA, both of which are indicators of our financial performance; and

•	capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the three and six months ended June 30, 2019 and 2018

Revenue

Total revenue decreased $2.5 million, or approximately 8%, to $31.2 million for the three months ended June 30, 2019 from $33.7 million for the same period in 2018 and decreased $1.2 million, or approximately 2%, to $61.3 million for the six months ended June 30, 2019 from $62.5 million for the same period in 2018. For the three-month period, the decrease was driven by lower service revenue of $1.3 million and lower revenue from subscriber equipment sales of $1.2 million. For the six-month period, the decrease was driven primarily by lower service revenue of $1.2 million. The decrease in service revenue for both periods was impacted by lower average Duplex and SPOT subscribers as well as lower SPOT ARPU. The decrease in revenue from equipment sales for the three-month period was due primarily to a lower volume of Commercial IoT sales as initial orders placed for our SmartOne SolarTM, which launched in late March 2018, exceeded the follow-on orders filled during the second quarter of 2019.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$9,031	29%	$10,134	30%	$17,676	29%	$18,917	30%
SPOT	12,619	40	13,868	41	25,714	42	26,830	43
Commercial IoT	4,353	14	3,216	10	8,051	13	6,305	10
IGO	179	1	216	1	345	1	425	1
Other	518	2	561	2	1,033	2	1,528	3
Total	$26,700	86%	$27,995	84%	$52,819	87%	$54,005	87%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$306	1%	$751	2%	$557	—%	$1,182	2%
SPOT	2,186	7	2,011	6	3,777	6	3,485	5
Commercial IoT	1,972	6	2,878	8	4,044	7	3,711	6
Other	27	—	91	—	72	—	92	—
Total	$4,491	14%	$5,731	16%	$8,450	13%	$8,470	13%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average number of subscribers for the period:
Duplex	58,654	67,456	59,595	68,505
SPOT	286,101	293,659	286,588	293,350
Commercial IoT	400,193	345,749	394,321	343,492
IGO	26,930	25,988	26,859	30,917
Other	929	1,112	942	1,172
Total	772,807	733,964	768,305	737,436

ARPU (monthly):
Duplex	$51.32	$50.08	$49.43	$46.02
SPOT	14.70	15.74	14.95	15.24
Commercial IoT	3.63	3.10	3.40	3.06
IGO	2.22	2.77	2.14	2.29

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

Service Revenue

Duplex service revenue decreased 11% and 7%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018 due primarily to a decrease in average subscribers; this decrease was offset partially by an increase in ARPU. The decrease in average subscribers for both periods was due to lower gross activations resulting from fewer equipment sales over the last twelve months as well as normal churn in the subscriber base; this decline negatively impacted Duplex service revenue by $1.3 million and $2.5 million, respectively. We are actively working to address the inventory shortage issue that we have experienced over the last several months through the re-launch of an improved Sat-Fi2® device. ARPU increased 2% and 7%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018, contributing $0.2 million and $1.2 million, respectively, to the total Duplex service revenue increase. The increase in ARPU was driven primarily by adjustments to certain of our rate plans to align our prices with our service levels.

SPOT service revenue decreased 9% and 4%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to decreases in both ARPU and average subscribers. ARPU decreased 7% and 2%, respectively, for the three and six-month periods ended June 30, 2019 compared to the same periods in 2018 resulting in lower SPOT service revenue of $0.9 million and $0.5 million, respectively. Lower ARPU was impacted by the timing and amount of certain transactions in the second quarter of 2018 that did not recur during the second quarter of 2019. During the second quarter of 2018, we recorded revenue of $0.4 million related to the collection of a customer account that was previously treated as uncollectible, and $0.2 million related to a specific event sponsorship, which occurred again during the first quarter of 2019. The average number of SPOT subscribers decreased 3% and 2%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018 negatively impacting SPOT service revenue by $0.4 million and $0.6 million, respectively. The decrease in average subscribers was due primarily to lower activations of our legacy devices in recent months resulting in part from fewer promotions in our retailer channel during 2018. We are currently running retailer promotions with a focus of driving higher future subscriber activations.

Commercial IoT service revenue increased 35% and 28%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to increases in both ARPU and average subscribers. The increase in ARPU contributed $0.6 million and $0.8 million, respectively, and the increase in average subscribers contributed $0.5 million and $0.9 million, respectively, to higher service revenue during the three and six months ended June 30, 2019. The increase in ARPU was driven in part by higher usage and a more favorable blend of rate plans in place during 2019. The increase in average subscribers was driven by higher equipment sales during the last twelve months, due to the 2018 launch of SmartOne SolarTM as well as strong sales of legacy equipment.

Other service revenue remained flat for the three-month period ended June 30, 2019 and decreased $0.5 million for the six-month period ended June 30, 2019 compared to the same periods in 2018. Revenue generated from government contracts was nearly the same for the three-month period and decreased $0.4 million for the six-month period. The timing and amount of revenue we recognized related to government contracts during the first quarter of 2019 was negatively impacted by regulatory delays.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018. For both periods, the decrease was due to a decline in the volume of Duplex products and related accessories due to low inventory levels. In April 2018, we released a second-generation Duplex device, Sat-Fi2®. Based on initial customer feedback, we slowly released this product into the market as we focused on optimizing functionality, performance and usability; therefore, sales of this device have been lower than expected, which contributed to the decrease in revenue from Duplex equipment sales for both periods. We have been actively working to improve Sat-Fi2® performance and expect the re-launch of this device during the second half of 2019.

Revenue from SPOT equipment sales increased $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018. For both periods, the increase was driven primarily by sales of our new SPOT X® product, which was released in May 2018. Not only did we see an increase in the volume of SPOT X® devices sold in both periods, this product is also sold at a higher price than our other SPOT devices. Partially offsetting the revenue contribution from our latest SPOT product for both periods was a decline in the volume of certain legacy SPOT devices.

Revenue from Commercial IoT equipment sales decreased $0.9 million and increased $0.3 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018. For the three- and six-month periods ending June 30, 2019, revenue from SmartOne Solar™ contributed $1.0 million and $0.2 million, respectively, to the total decrease in Commercial IoT equipment sales. This decrease resulted from a higher volume of sales during 2018 as we experienced large demand from customers anticipating the launch of this new product. Offsetting this decline was revenue generated from legacy products, which increased revenue by $0.1 million and $0.5 million for the three and six-month periods.

Operating Expenses

Total operating expenses increased $16.1 million, or 51%, to $47.8 million for the three months ended June 30, 2019 compared to the same period in 2018. Total operating expenses increased $22.8 million, or 31%, to $96.3 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase in total operating expenses for both periods was due primarily to a $20.5 million revision to a contract termination charge (see further discussion below). Also contributing to the fluctuation in total operating expenses for both periods were increases in depreciation, amortization and accretion expense offset by lower management, general and administrative costs.

Cost of Services

Cost of services decreased $0.1 million and increased $0.7 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018.

For the three-month period, the decline in total expense was driven by a decrease in maintenance costs for our ground stations and associated network of $0.5 million driven primarily by changes in the nature and terms of our contracts with certain vendors. Offsetting the decrease in maintenance costs was an increase in research and development costs and associated personnel costs, both increasing of $0.2 million, associated with our initiatives that focus on new commercial IoT product offerings.

For the six-month period, the increase in total expense was driven primarily by higher research and development costs of $0.3 million (due to the initiatives described in the preceding paragraph) and higher personnel and contractor costs of $1.0 million due to the timing and scope of capital projects. Lower maintenance costs of $0.7 million (for the same reasons described in the preceding paragraph) partially offset the total increase in expense. Other smaller items contributed to the remaining change in cost of services during the year.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.6 million and increased $0.4 million, respectively, for the three and six months ended June 30, 2019 from the same periods in 2018. These fluctuations are generally consistent with the changes in revenue generated from subscriber equipment sales during the respective periods.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $4.9 million and $4.6 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018.

For both the three- and six-month periods, a reduction in costs of $5.4 million and $6.8 million, respectively, for consultants and other advisers related to strategic opportunities contributed to the decrease in total expense. The first half of 2018 included costs to support the now-terminated merger and associated litigation (see Note 8: Contingencies for further discussion); these costs did not recur in 2019. The reduction in expense associated with these matters were $5.4 million and $6.5 million for the three and six-month periods, respectively.

Offsetting the reduction in expense discussed above were increases in occupancy and personnel costs for both the three and six-month periods ended June 30, 2019. For the three- and six-month periods, occupancy costs increased $0.3 million and $0.7 million, respectively, and personnel costs increased $0.2 million and $0.6 million, respectively. As previously disclosed, we moved into a new headquarters location in February 2019. As a result of this relocation, our annual rent expense, including associated taxes and other operating costs, has increased; the annualized impact of the higher rent expense is $1.2 million. Higher stock-based compensation was the main driver for the increase in personnel costs for both periods.

Additionally, higher bad debt expense of $0.4 million due primarily to an aged receivable from an IGO that was deemed to be uncollectible as well as other smaller items contributed to the remaining increases in expense for the six-month period ended June 30, 2019.

Revision to Contract Termination Charge

In May 2018, the statute of limitations for Thales to enforce the arbitration award pursuant to the Federal Arbitration Act expired. Accordingly, we believe that payment of the contract termination charge is not probable, and we removed this liability from our condensed consolidated balance sheet during the second quarter of 2018, resulting in a reduction in operating expenses of €17.5 million, or $20.5 million. See Note 9: Contingencies in our Consolidated Financial Statements in our Annual Report on Form 10-K for further discussion.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased $1.2 million and $5.8 million, respectively, for the three and six months ended June 30, 2019 from the same periods in 2018. This increase was due primarily to placing our next-generation ground infrastructure into service during 2018 (as discussed below) as well as placing other assets into service, including manufacturing and testing equipment, software and leasehold improvements. Since April 1, 2018, we have placed into service approximately $220.4 million of construction in progress (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure. The costs placed into service represent primarily the gateways capable of supporting commercial traffic from Sat-Fi2®, the first device to work on our upgraded network. We expect depreciation expense for these assets to be approximately $3.7 million per quarter for an estimated life of fifteen years.

As of June 30, 2019, we had $12.2 million in construction in progress primarily related to the remaining costs (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure in certain regions around the world. We will place these assets into service when they are deployed.

Other Income (Expense)

Interest Income and Expense

Interest income and expense, net, increased $2.5 million and $8.0 million, respectively, during the three and six months ended June 30, 2019, compared to the same periods in 2018.

For the three and six months ended June 30, 2019, the increase in interest expense, net, was driven by a reduction in capitalized interest of $1.8 million and $6.9 million, respectively, due primarily to a reduction in our construction in progress balance related to our ground network, which results in lower interest eligible to be capitalized. Additionally, gross interest costs increased $0.7 million and $1.4 million, respectively, for the three- and six-month periods, due primarily to an increase in interest expense on our Facility Agreement from a higher margin and LIBOR rate used to calculate the interest rate and a higher principal balance outstanding on our Loan Agreement with Thermo. For the six months ended June 30, 2019, the increase in interest expense was offset by an increase in interest income of $0.3 million, resulting primarily from a higher balance in our restricted cash account.

Derivative Gain (loss)

Derivative gain (loss) was a gain of $35.1 million for the three months ended June 30, 2019, compared to a loss of $2.1 million for the same period in 2018. Derivative gain (loss) was a gain of $92.1 million for the six months ended June 30, 2019, compared to a gain of $106.9 million for the same period in 2018.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is the most significant cause for the change in value of these derivative instruments, other inputs impact the value, including stock price volatility, discount rate, maturity date, probabilities of conversion and change of control, the base conversion rate and changes in the principal amount of notes outstanding. See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Gain on Legal Settlement

In May 2018, we concluded the settlement of a business economic loss claim in which we will receive proceeds of $7.4 million, net of legal fees. We received the first installment of $3.7 million in January 2019; the final installment is expected to be received in January 2020. During the second quarter of 2018, we recorded $6.8 million, the present value of such proceeds, as other income in our condensed consolidated statement of operations. During the second quarter of 2019, in connection with a follow-on settlement related to this matter, we received additional proceeds of $0.1 million and recorded the gross amount of these proceeds as other income in our condensed consolidated statement of operations. See Note 9: Contingencies to our Consolidated Financial Statements in our Annual Report on Form 10-K for further discussion.

Other

Other income (loss) fluctuated by $3.9 million to income of $0.5 million for the three months ended June 30, 2019 from a loss of $3.4 million for the same period in 2018. Other income (loss) fluctuated by $4.5 million to income of $0.5 million for the six months ended June 30, 2019 from a loss of $4.0 million for the same period in 2018. Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. Also included in other income (loss) for the three months ended June 30, 2019 are costs for legal and other advisers totaling $0.4 million related to our efforts to seek an amendment or refinancing of to our Facility Agreement (see further discussion in Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements).

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs, including certain contractual obligations discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report, which have not materially changed since the time of that filing. Our principal sources of liquidity include cash on hand and cash flows from operations. We also expect sources of liquidity to include funds from other debt or equity financings that have not yet been fully arranged. See below for further discussion. See Part I, Item 1A. Risk Factors in our 2018 Annual Report for a description of risks, some of which are beyond our control, affecting our ability to fulfill our liquidity requirements.

As of June 30, 2019, we held cash and cash equivalents of $25.1 million and restricted cash of $60.9 million. Restricted cash is required to be used to make principal and interest payments under our Facility Agreement. See below for further discussion. We also had a reserve of approximately $5.0 million held with our credit card processors to address any liability arising from potential charge-backs given the growth in both volume and amount of our annual service subscriptions, among other factors. The reserve amount is recorded in prepaid and other current assets on our condensed consolidated balance sheet.

As discussed in Note 5: Long Term Debt and Other Financing Arrangements, we are actively working to complete a transaction that would improve our capital structure and address our current liquidity concerns, by, among other things, limiting the amount of principal payments we are required to make on our indebtedness prior to its maturity. We are currently pursuing two alternative transactions: (i) a complete refinancing of our existing debt and (ii) an amendment to our current debt BPIFAE Facility Agreement coupled with a new second lien credit facility.

With regard to the refinancing, we believe we are nearing an agreement on commercial terms for new first and second lien senior secured loan facilities with institutional financial and strategic lenders, including Thermo. This proposed financing is expected to be in the following form:

•	a senior secured first lien term loan facility with an aggregate principal amount of $200 million and a maturity of five years; and

•	a senior secured second lien term loan facility with an aggregate principal amount of $150 million and a maturity of six years.

If this financing is consummated, we expect that all amounts outstanding under our existing Facility Agreement and under the Subordinated Loan Agreement raised in June 2019 would be paid in full, and that all amounts outstanding under the subordinated Loan Agreement with Thermo would convert to common stock at a conversion price equal to $0.69 per share. We expect that the first lien term loan facility will bear cash interest at a rate of approximately 10% and the second lien term loan facility will bear payable-in-kind interest at a fixed rate of 14.0% per annum. We also expect that we will issue warrants to purchase common stock to the second lien lenders.

With regard to the amendment alternative, we have reached an agreement in principle with our lenders under the BPIFAE Facility Agreement on an amendment of certain key terms. While final amended terms are subject to definitive documentation, we expect that this amendment would provide for (i) prepayment of the next four scheduled principal payments using primarily proceeds from a new second lien term loan facility, (ii) revisions to the remaining repayment schedule to reduce the amount of payments of principal required prior to maturity, and (iii) a reset of financial covenant levels together with an extension of our ability to make equity cures.

In consultation with the Strategic Review Committee of our Board of Directors and our financial advisors, we intend to select the alternative that is in the best interest of the company. We seek to have one of these financing alternatives consummated during the third quarter of 2019.

As of December 31, 2018, we held cash and cash equivalents of $15.2 million and had $60.3 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $98.8 million and $392.7 million, respectively, at June 30, 2019, compared to $96.2 million and $367.2 million, respectively, at December 31, 2018. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At June 30, 2019, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes based on the put and call features in these notes. The increase in our total debt balance was due primarily to our borrowing of $62.0 million under the Subordinated Loan Agreement during the second quarter of 2019, a higher carrying value of the Loan Agreement with Thermo due to interest accruing on that debt as well as accretion of the associated debt discount, and a higher carrying value of the Facility Agreement due to accretion of debt financing costs. These increases were offset by a principal payment of $47.4 million under the Facility Agreement in June 2019.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We needed an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ending June 30, 2019. We also anticipate that we will need an Equity Cure Contribution to maintain compliance with financial covenants for the measurement period ending December 31, 2019. The source of funds for this Equity Cure Contribution has not yet been arranged. Additionally, we may not be in compliance with financial covenants under the Facility Agreement for the measurement period June 30, 2020, and the Facility Agreement would not permit an Equity Cure Contribution at this time. As previously discussed, we are actively working to refinance or amend the terms of the Facility Agreement, which could include an extension of our ability to use Equity Cure Contributions; however, the terms of any such amendment or refinancing have not been determined. As of June 30, 2019, we were in compliance with respect to the covenants of the Facility Agreement, except for one matter. Earlier in 2019, the agent to the lenders of the Facility Agreement notified us that they believe that we had not complied with a certain administrative provision within the Facility Agreement. We believe that we remedied any noncompliance within the allowed cure period and therefore avoided an event of default.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use the debt service reserve account funds only to make principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal at least the total amount of principal and interest payable on the next payment date. As of June 30, 2019, the balance in the debt service reserve account was $58.8 million and the balance in our equity proceeds account was $2.1 million, both of which were classified as restricted cash on our condensed consolidated balance sheets.

Indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year to a maximum rate of LIBOR plus 5.75%. For the twelve-month period ended June 30, 2019, this rate was LIBOR plus 3.75%. This margin increased to 4.25% on July 1, 2019. Interest on the Facility Agreement is payable semi-annual in arrears in June and

December of each calendar year. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE). Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Subordinated Loan Agreement

On July 2, 2019, we entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”), effective as of June 28, 2019, with Thermo Funding Company LLC (an affiliated entity to Thermo, as previously defined in this filing), and certain other unaffiliated parties (together with Thermo, the “Lenders”). Under the Subordinated Loan Agreement, the Lenders lent $62.0 million on June 28, 2019 for the primary purpose of funding the June 30, 2019 scheduled payment of interest and principal under our Facility Agreement and for certain other purposes. The loans under the Subordinated Loan Agreement qualified as an Equity Cure Contribution under the Facility Agreement. Our indebtedness to the Lenders is subordinated to our obligations under the Facility Agreement. Thermo has agreed to subordinate our obligations under the Loan Agreement to our obligations to it under the Subordinated Loan Agreement.

The Subordinated Loan Agreement accrues interest at 15% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. Payments to the Lenders will be made only when permitted under the Facility Agreement. The Subordinated Loan Agreement becomes due and payable on December 31, 2023, or upon any acceleration of the maturity of the Subordinated Loan Agreement. As of June 30, 2019, $0.1 million of interest had accrued with respect to the Subordinated Loan Agreement.

The Subordinated Loan Agreement also contains an affirmative covenant requiring us to use reasonable best efforts to either (i) refinance our obligations under the Facility Agreement and the Subordinated Loan Agreement in full or (ii) refinance our obligations under the Subordinated Loan Agreement and obtain a corresponding amendment of the Facility Agreement to permit such refinancing. In addition, in the event our obligations under the Bridge Loan have not been refinanced within 120 days of the date of the Bridge Loan, we are required to use reasonable best efforts to issue and do all things to facilitate the issuance of registered warrants exercisable for shares of Globalstar common stock to the Lenders in such amounts and on such terms and we and the Lenders shall agree.

Thermo Agreements

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. We will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of June 30, 2019, the principal amount outstanding was $127.1 million, including $83.6 million of interest that had accrued since 2009 under to the Loan Agreement.

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

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of June 30, 2019, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

The indenture governing the 2013 8.00% Notes provides for customary events of default. If there is an event of default, the Trustee may, at the direction of the holders of 25% or more in aggregate principal amount of the 2013 8.00% Notes, accelerate the maturity of the 2013 8.00% Notes. As of June 30, 2019, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Cash Flows for the six months ended June 30, 2019 and 2018

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$1,810	$7,805
Net cash used in investing activities	(5,097)	(8,899)
Net cash provided by (used in) financing activities	13,737	(38,614)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	43	(73)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,493	$(39,781)

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the six months ended June 30, 2019 was $1.8 million compared to $7.8 million during the same period in 2018. This decrease was due primarily to lower net income, after adjusting for non-cash items, offset by favorable working capital changes.

Cash Flows Used in Investing Activities

Cash used in investing activities was $5.1 million for the six months ended June 30, 2019 compared to $8.9 million for the same period in 2018. This decrease was due primarily to a reduction in the amount of cash interest capitalized of $3.2 million. As previously disclosed, our construction in progress balance has decreased significantly since the second quarter of 2018, specifically related to our ground network; therefore, the amount of interest eligible to be capitalized is lower.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities includes primarily proceeds from the issuance of debt or Globalstar common stock. Cash flows used in financing activities includes primarily principal payments of the Facility Agreement as well as payments for debt and equity issuance costs, as applicable. During the first six months of 2019, the Company raised $62.0 million from our Subordinated Loan Agreement (as discussed above), which was used predominantly to fund the June 2019 principal and interest payment under our Facility Agreement. For the six months ended June 30, 2019 and 2018, principal payments of the Facility Agreement totaled $47.4 million and $38.9 million, respectively. Additionally, in connection with our refinancing efforts during 2019, we paid $1.2 million for services provided by financial advisers, legal counsel and other parties.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. In order to reduce the interest rate risk, we completed an arrangement with the lenders under the Facility Agreement to limit the interest to which we are exposed. The interest rate cap provides limits on the 6-month LIBOR rate (Base Rate) used to calculate the coupon interest on outstanding amounts on the Facility Agreement to be capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, our Base Rate will be 1% less than the then 6-month LIBOR rate. We have $342.0 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $3.4 million annually.

See Note 7: Fair Value Measurements in our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2019, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2019.

(b) Changes in internal control over financial reporting.

As of June 30, 2019, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Corrected Second Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed June 19, 2019)

10.1	Subordinated Loan Agreement Dated as of July 2, 2019 by and among Globalstar, Inc. and Other Lenders

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 9, 2019	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)