Form 10-Q
period 2019-09-30
Globalstar, Inc.
filed 2019-11-12
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

As of November 8, 2019, 1,451,653,498 shares of voting common stock were authorized and outstanding and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Service revenue	$34,152	$29,898	$86,971	$83,903
Subscriber equipment sales	4,462	5,794	12,912	14,264
Total revenue	38,614	35,692	99,883	98,167
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,216	9,429	28,464	27,984
Cost of subscriber equipment sales	4,482	4,426	11,209	10,768
Marketing, general and administrative	12,895	15,061	35,523	42,280
Revision to contract termination charge	—	—	—	(20,478)
Depreciation, amortization and accretion	24,026	24,738	71,679	66,585
Total operating expenses	50,619	53,654	146,875	127,139
Operating loss	(12,005)	(17,962)	(46,992)	(28,972)
Other income (expense):
Interest income and expense, net of amounts capitalized	(14,471)	(13,358)	(40,149)	(31,016)
Derivative gain	50,156	39,059	142,280	145,944
Gain on legal settlement	—	—	120	6,779
Other	(2,529)	1,331	(2,064)	(2,682)
Total other income (expense)	33,156	27,032	100,187	119,025
Income before income taxes	21,151	9,070	53,195	90,053
Income tax expense	40	51	124	116
Net income	$21,111	$9,019	$53,071	$89,937

Other comprehensive income (loss):
Foreign currency translation adjustments	1,022	500	254	2,800
Comprehensive income (loss)	$22,133	$9,519	$53,325	$92,737

Net income (loss) per common share:
Basic	$0.01	$0.01	$0.04	$0.07
Diluted	(0.01)	(0.02)	(0.05)	(0.03)
Weighted-average shares outstanding:
Basic	1,451,703	1,264,516	1,450,146	1,263,416
Diluted	1,647,734	1,427,800	1,647,267	1,448,920

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,225	$15,212
Restricted cash	61,224	60,278
Accounts receivable, net of allowance of $3,162 and $3,382, respectively	20,909	19,327
Inventory	17,240	14,274
Prepaid expenses and other current assets	20,916	13,410
Total current assets	146,514	122,501
Property and equipment, net	820,315	882,695
Operating lease right of use assets, net	16,270	—
Intangible and other assets, net of accumulated amortization of $8,706 and $7,930, respectively	36,744	40,286
Total assets	$1,019,843	$1,045,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$98,829	$96,249
Accounts payable	5,019	6,995
Accrued expenses	36,839	23,085
Payables to affiliates	353	656
Derivative liabilities	129	757
Deferred revenue	27,839	31,938
Total current liabilities	169,008	159,680
Long-term debt, less current portion	402,468	367,202
Operating lease liabilities	15,158	—
Employee benefit obligations	4,619	4,489
Derivative liabilities	4,456	146,108
Deferred revenue	5,261	5,692
Other non-current liabilities	2,731	3,366
Total non-current liabilities	434,693	526,857

Contingencies (Note 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,900,000,000 shares authorized and 1,451,635,661 shares issued and outstanding at September 30, 2019; 1,500,000,000 shares authorized and 1,446,783,645 shares issued and outstanding at December 31, 2018	145	145
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at September 30, 2019; 400,000,000 shares authorized and none issued and outstanding at December 31, 2018	—	—
Additional paid-in capital	1,941,236	1,937,364
Accumulated other comprehensive loss	(3,585)	(3,839)
Retained deficit	(1,521,654)	(1,574,725)
Total stockholders’ equity	416,142	358,945
Total liabilities and stockholders’ equity	$1,019,843	$1,045,482
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2019	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
Issuances (forfeitures) of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	3,285	—	1,000	—	—	1,000
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	77	—	—	77
Stock offering issuance costs	—	—	(195)			(195)
Other comprehensive loss	—	—	—	(270)	—	(270)
Net income	—	—	—	—	25,771	25,771
Balances – March 31, 2019	1,450,069	$145	$1,938,293	$(4,109)	$(1,548,954)	$385,375
Issuances (forfeitures) of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	232	—	968	—	—	968
Contribution of services	—	—	197	—	—	197
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,437	—	500	—	—	500
Investment in business	—	—	155	—	—	155
Other comprehensive loss	—	—	—	(498)	—	(498)
Net income	—	—	—	—	6,189	6,189
Balances – June 30, 2019	1,451,738	$145	$1,940,113	$(4,607)	$(1,542,765)	$392,886
Issuances (forfeitures) of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	(102)	—	966	—	—	966
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	110	—	—	110
Other comprehensive loss	—	—	—	1,022	—	1,022
Net income	—	—	—	—	21,111	21,111
Balances – September 30, 2019	1,451,636	$145	$1,941,236	$(3,585)	$(1,521,654)	$416,142

See accompanying notes to unaudited interim condensed consolidated financial statements.

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2018	1,261,949	$126	$1,869,339	$(6,939)	$(1,571,302)	$291,224
Net issuance of restricted stock awards and recognition of stock-based compensation	1,165	—	1,853	—	—	1,853
Recognition of stock-based compensation of employee stock purchase plan	—	—	84	—	—	84
Contribution of services	—	—	137	—	—	137
Other comprehensive loss	—	—	—	(330)	—	(330)
Impact of adoption of ASC 606	—	—	—	—	3,093	3,093
Net income	—	—	—	—	87,930	87,930
Balances – March 31, 2018	1,263,114	$126	$1,871,413	$(7,269)	$(1,480,279)	$383,991
Net issuance of restricted stock awards and recognition of stock-based compensation	275	—	1,052	—	—	1,052
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	716	—	545	—	—	545
Contribution of services	—	—	137	—	—	137
Other comprehensive income	—	—	—	2,630	—	2,630
Net loss	—	—	—	—	(7,012)	(7,012)
Balances – June 30, 2018	1,264,105	$126	$1,873,147	$(4,639)	$(1,487,291)	$381,343
Net issuance of restricted stock awards and recognition of stock-based compensation	1,317	1	930	—	—	931
Issuance of stock through employee stock purchase plan	200	—	200	—	—	200
Contribution of services	—	—	107	—	—	107
Other comprehensive income	—	—	—	500	—	500
Net income	—	—	—	—	9,019	9,019
Balances – September 30, 2018	1,265,622	$127	$1,874,384	$(4,139)	$(1,478,272)	$392,100

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows provided by (used in) operating activities:
Net income	$53,071	$89,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	71,679	66,585
Change in fair value of derivative assets and liabilities	(142,280)	(145,944)
Stock-based compensation expense	4,140	4,218
Amortization of deferred financing costs	9,136	6,349
Provision for bad debts	1,436	964
Noncash interest and accretion expense	13,932	10,275
Revision to contract termination charge	—	(20,478)
Change to estimated impact upon adoption of ASC 606	(3,885)	—
Unrealized foreign currency loss	1,213	2,479
Other, net	344	979
Changes in operating assets and liabilities:
Accounts receivable	(3,249)	(4,486)
Inventory	(4,267)	1,383
Prepaid expenses and other current assets	(3,151)	(4,326)
Other assets	(211)	(3,756)
Accounts payable and accrued expenses	9,042	12,350
Payables to affiliates	(304)	420
Other non-current liabilities	57	(1,027)
Deferred revenue	(659)	3,846
Net cash provided by operating activities	6,044	19,768
Cash flows provided by (used in) investing activities:
Second-generation network costs (including interest)	(1,350)	(5,887)
Property and equipment additions	(3,480)	(5,346)
Investment in business	155	—
Purchase of intangible assets	(2,950)	(1,948)
Net cash used in investing activities	(7,625)	(13,181)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(47,435)	(38,933)
Payments for financing costs	(1,401)	—
Proceeds from Subordinated Loan Agreement	62,000	—
Proceeds from issuance of common stock and exercise of options and warrants	402	395
Net cash provided by (used in) financing activities	13,566	(38,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	68
Net increase (decrease) in cash, cash equivalents and restricted cash	11,959	(31,883)
Cash, cash equivalents and restricted cash, beginning of period	75,490	105,279
Cash, cash equivalents and restricted cash, end of period	$87,449	$73,396

	As of:
	September 30, 2019	December 31, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$26,225	$15,212
Restricted cash (See Note 5 for further discussion on restrictions)	61,224	60,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$87,449	$75,490

	Nine Months Ended
	September 30, 2019	September 30, 2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,922	$12,109

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$364	$1,974
Capitalized accretion of debt discount and amortization of prepaid financing costs	280	1,825
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service revenue:
Duplex	$16,589	$12,213	$34,265	$31,130
SPOT	12,482	12,957	38,196	39,787
Commercial IoT	4,526	3,542	12,577	9,847
IGO	139	257	484	682
Other	416	929	1,449	2,457
Total service revenue	34,152	29,898	86,971	83,903

Subscriber equipment sales:
Duplex	$349	$436	$906	$1,618
SPOT	1,880	2,970	5,657	6,455
Commercial IoT	2,182	2,356	6,226	6,067
Other	51	32	123	124
Total subscriber equipment sales	4,462	5,794	12,912	14,264

Total revenue	$38,614	$35,692	$99,883	$98,167

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service revenue:
United States	$23,155	$21,096	$61,859	$59,581
Canada	7,914	5,723	16,057	15,003
Europe	2,251	2,462	6,585	7,113
Central and South America	680	527	1,814	1,708
Others	152	90	656	498
Total service revenue	34,152	29,898	86,971	83,903

Subscriber equipment sales:
United States	$2,435	$4,148	$7,195	$9,202
Canada	1,290	907	3,236	2,050
Europe	371	326	1,388	1,755
Central and South America	345	370	1,006	1,096
Others	21	43	87	161
Total subscriber equipment sales	4,462	5,794	12,912	14,264

Total revenue	$38,614	$35,692	$99,883	$98,167

During the third quarter of 2019, the Company changed its calculation of the estimated impact from the initial adoption of ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") on January 1, 2018. In accordance with ASC 606, the Company accrues contract breakage to revenue based on historical usage patterns. The original calculation of the adoption impact did not reduce deferred revenue and retained deficit enough for revenue that would have been recognized under ASC 606 for contracts that were open at the adoption date. This adjustment was immaterial to the Company’s financial statements for each period since January 1, 2018. Accordingly, the Company recorded a cumulative adjustment to service revenue during the third quarter of 2019; this adjustment included an out-of-period amount of $3.9 million.

Contract Balances

The following table discloses information about accounts receivable, costs to obtain a contract (as recorded in intangible and other assets, net on the Company's condensed consolidated balance sheet), and contract liabilities (as recorded in both current and long-term deferred revenue on the Company's condensed consolidated balance sheet) from contracts with customers (amounts in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$20,909	$19,327
Capitalized costs to obtain a contract	1,974	2,018
Contract liabilities	33,100	37,630

Accounts Receivable

Included in the accounts receivable balance in the table above are contract assets, which represent primarily unbilled amounts related to performance obligations satisfied by the Company of $1.6 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

The Company has agreements with certain of its independent gateway operators ("IGOs") whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of September 30, 2019, and December 31, 2018, $6.0 million and $7.8 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet. The reduction in this accounts receivable balance from December 31, 2018 resulted primarily from the write-off of the receivable due from the Company's Mexican IGO partner following that gateway being shut down during 2019 and the settlement of the receivable due from the Argentinian IGO partner following the acquisition of their MSS license by Globalstar in 2019.

Impairment losses on receivables include both provisions for bad debt and the reversal of revenue for accounts where collectability is not reasonably assured. During the three months ended September 30, 2019 and 2018, impairment loss on receivables from contracts with customers was $1.0 million and $0.4 million, respectively. During the nine months ended September 30, 2019 and 2018, impairment loss on receivables from contracts with customers was $3.7 million and $2.2 million, respectively. The increase in the impairment loss on receivables during the nine months ended September 30, 2019 compared to the same period in 2018 was driven primarily by a specific reserve related to one of the Company's IGOs, which the Company recorded during the quarter ended March 31, 2019.

Costs to Obtain a Contract

The Company also capitalizes costs to obtain a contract, which include certain deferred subscriber acquisition costs that are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. The Company’s subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. The Company capitalizes incremental costs to obtain a contract to the extent it expects to recover them. These capitalized contract costs include only internal and external initial activation commissions because these costs are considered incremental and would not have been incurred if the contract had not been obtained. These capitalized costs are included in other assets on the Company’s condensed consolidated balance sheet and are amortized to marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations on a straight-line basis over the estimated customer life of three years, which considers anticipated contract renewals. For the three months ended September 30, 2019 and 2018, the amount of amortization related to capitalized costs to obtain a contract was $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2019 and 2018, the amount of amortization related to capitalized costs to obtain a contract was $1.1 million and $1.2 million, respectively.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer for which it has previously received consideration from a customer. As of September 30, 2019, the total transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was $33.1 million. The amount of revenue recognized during the nine months ended September 30, 2019 from performance obligations included in the contract liability balance at the beginning of the 2019 period was $29.5 million. The amount of revenue recognized during the nine months ended September 30, 2018 from performance obligations included in the contract liability balance at the beginning of the 2018 period was $27.1 million.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of September 30, 2019, the Company expects to recognize $27.8 million, or approximately 84%, of its remaining performance obligations during the next twelve months and $2.4 million, or approximately 7%, between two to seven years from the balance sheet date. The remaining $2.9 million, or approximately 9%, is related to a single contract and will be recognized as work is performed by the Company, the timing of which is currently unknown.

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

The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in its condensed consolidated balance sheet. For finance leases, the accounting remained generally consistent with legacy GAAP; however, the existing capital lease and obligation for these leases have been reclassified to a right-of-use asset and lease liability. On January 1, 2019, the Company recognized an initial operating right-of-use asset of $3.3 million and associated operating lease liabilities of $3.7 million. Since adoption of ASC 842 on January 1, 2019, the Company entered into additional leases, most significantly a lease agreement for its new headquarters location (see further discussion in Note 9: Related Party Transactions), resulting in the recognition of additional right-of-use assets and associated lease liabilities of $14.3 million. There was no impact to opening retained deficit as of January 1, 2019.

Leases

The Company has operating and finance leases for facilities and equipment throughout the United States and around the world, including corporate offices, satellite control centers, ground control centers, gateways and certain equipment.

Upon inception of a contract, the Company evaluates if the contract, or part of the contract, contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases include both a right-of-use asset and a lease liability. The right-of-use asset represents the Company’s right to use the underlying asset in the lease. Certain initial direct costs associated with consummating a lease are included in the initial measurement of the right-of-use asset. The right-of-use asset also includes prepaid lease payments and lease incentives. The lease liability represents the present value of the remaining lease payments discounted using the implicit rate in the lease on the lease commencement date. For leases in which the implicit rate is not readily determinable, an estimated incremental borrowing rate is used, which represents a rate of interest that the Company would pay to borrow on a collateralized basis over a similar term. The Company has elected to combine lease and nonlease components, if applicable. As of September 30, 2019, there are no leases not yet commenced that create significant rights and obligations.

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

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

As of:
September 30, 2019
Operating leases:
Right-of-use asset, net	$16,270

Short-term lease liability (as recorded in accrued expenses)	1,588
Long-term lease liability	15,158
Total operating lease liabilities	$16,746

Finance leases:
Right-of-use asset, net (as recorded in intangible and other current assets, net)	$121

Short-term lease liability (as recorded in accrued expenses)	77
Long-term lease liability (as recorded in non-current liabilities)	34
Total finance lease liabilities	$111

Impact on Financial Statements

The following table summarizes the impact of the adoption of ASC 842 on the Company’s condensed consolidated balance sheet. There was no impact on the Company’s condensed consolidated statement of operations as a result of this adoption. Amounts are in thousands.

Condensed Consolidated Balance Sheet
As of September 30, 2019

	Impact on change in accounting policy
	As reported September 30, 2019	Impact of ASC 842	Legacy GAAP
Right-of-use asset, net	$16,270	$(16,270)	$—
Intangible and other assets, net	121	(121)	—
Property and equipment, net	—	121	121
Accrued expenses	1,665	(1,480)	185
Lease liabilities	15,158	(15,158)	—
Other non-current liabilities	34	—	34

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands). As noted above, prior periods have not been adjusted under the modified retrospective method of adoption.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost:
Amortization of right-of-use assets	$440	$1,257
Interest on lease liabilities	305	747
Finance lease cost:
Amortization of right-of-use assets	26	78
Interest on lease liabilities	3	9
Short-term lease cost	3	179
Total lease cost	$777	$2,270

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

As of:
September 30, 2019

Weighted-average lease term
Finance leases	1.6 years
Operating Leases	7.6 years

Weighted-average discount rate
Finance leases	8.0%
Operating leases	7.2%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for finance and operating leases (in thousands).

Nine Months Ended
September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,870
Operating cash flows from finance leases	9
Financing cash flows from finance leases	69

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of September 30, 2019 (amounts in thousands):

	Operating Leases	Finance Leases

2019 (remaining)	$774	$26
2020	3,029	72
2021	2,456	11
2022	2,342	6
2023	2,370	3
2024	2,370	—
Thereafter	11,109	—
Total lease payments	$24,450	$118
Imputed interest	(7,704)	(7)
Discounted lease liability	$16,746	$111

4. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,291	$1,195,291
Second-generation satellite, on-ground spare	32,443	32,481
Ground component	268,687	256,850
Construction in progress:
Ground component	12,614	18,068
Next-generation software upgrades	3,229	2,250
Other	1,277	2,699
Total Globalstar System	1,513,541	1,507,639
Internally developed and purchased software	19,160	26,045
Equipment	10,162	10,097
Land and buildings	3,259	3,311
Leasehold improvements	1,644	1,478
Total property and equipment	1,547,766	1,548,570
Accumulated depreciation	(727,451)	(665,875)
Total property and equipment, net	$820,315	$882,695

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The remaining ground component of construction in progress represents costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure in certain regions around the world. These gateway assets will be deployed based on coverage optimization. In January 2019, the Company completed technology upgrades to allow customers to use Sat-Fi2® in certain areas of Latin America. Accordingly, it placed into service approximately $7.9 million of construction in progress (including capitalized interest) related to the deployment of two RANs to this region during 2019. The ground component of construction in progress also includes costs (including capitalized interest) associated with the Company's contract for the procurement and production of new gateway antennas.

Additionally, during the first quarter of 2019, a portion of internally developed and purchased software assets were retired, which drove the decrease in the table above.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of September 30, 2019 and December 31, 2018, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of September 30, 2019, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	September 30, 2019			December 31, 2018
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$341,955	$17,771	$324,184	$389,390	$24,355	$365,035
Subordinated Loan Agreement	64,423	110	64,313	—	—	—
Loan Agreement with Thermo	131,046	19,640	111,406	119,702	22,665	97,037
8.00% Convertible Senior Notes Issued in 2013	1,394	—	1,394	1,379	—	1,379
Total Debt	538,818	37,521	501,297	510,471	47,020	463,451
Less: Current Portion	98,829	—	98,829	96,249	—	96,249
Long-Term Debt	$439,989	$37,521	$402,468	$414,222	$47,020	$367,202

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement due within one year of the balance sheet date and the total outstanding balance of the Company's 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") based on the put and call features in these notes. The Company believes that the principal payments due in December 2019 and June 2020 under the Facility Agreement will be in excess of its available sources of cash in order to also maintain compliance with the required balance in the debt service reserve account. The Company is currently negotiating an amendment to these debt obligations; however, the definitive documentation for such amendment has not been executed.

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

The Facility Agreement is scheduled to mature in December 2022. As of September 30, 2019, the Facility Agreement was fully drawn. Semi-annual principal repayments began in December 2014. Indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year to a maximum rate of LIBOR plus 5.75%. For the twelve-month period ended June 30, 2019, this rate was LIBOR plus 3.75%. This margin increased to 4.25% on July 1, 2019. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. (“BPIFAE”) (formerly COFACE), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

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

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through December 2019. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, or is unable to make payments to satisfy its debt obligations under the Facility Agreement when due and is unable to obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. The Company needed an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ended June 30, 2019, which it obtained through the Subordinated Loan Agreement. The Company anticipates that it will also need an Equity Cure Contribution to maintain compliance with financial covenants for the measurement period ended December 31, 2019, subject to the provisions of the Facility Agreement. The source of funds for this Equity Cure Contribution has not yet been arranged. Additionally, the Company may not be in compliance with financial covenants for the measurement period June 30, 2020, and the Facility Agreement would not permit an Equity Cure Contribution at that time. As discussed above, the Company is actively working to amend the terms of the Facility Agreement, which is expected to include an extension of the Company's ability to use Equity Cure Contributions; however, the terms of any such amendment have not been finalized. As of September 30, 2019, the Company was in compliance with respect to the covenants of the Facility Agreement, except that the Company and its lenders are currently discussing whether or not the Company was in compliance with certain administrative covenants, including primarily related to treasury processes required within the Accounts Agreement. The Company expects these items will be resolved as part of the amendment that is currently being negotiated.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The use of the debt service reserve account funds is restricted to making principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal at least the total amount of principal and interest payable by the Company on the next payment date. As of September 30, 2019, the balance in the debt service reserve account was $59.1 million and the balance in the equity proceeds account, that is also required to be used for obligations under the Facility Agreement, was $2.1 million, both of which are classified as restricted cash on the Company's condensed consolidated balance sheet.

In June 2019, the Company and the Lenders under the Facility Agreement reached an agreement in principal, which provides for the amendment of the Facility Agreement. We are currently negotiating the terms of the amendment, which is subject to final definitive documentation and customary closing requirements and conditions. The amendment provides primarily for (i) prepayment of the next three scheduled principal payments primarily using proceeds from a new second lien term loan facility, (ii) revisions to the remaining repayment schedule to reduce the amount of scheduled payments of principal required prior to maturity, and (iii) a reset of financial covenant levels together with an extension of the availability of the cure mechanism under the Facility Agreement. The Company cannot provide assurance that the amendment will be completed or that we will be able to obtain the second lien term loan facility.

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

The Subordinated Loan Agreement accrues interest at 15% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. Payments to the Lenders will be made only when permitted under the Facility Agreement. The Subordinated Loan Agreement becomes due and payable on December 31, 2023, or upon any acceleration of the maturity of the Subordinated Loan Agreement. As of September 30, 2019, $2.4 million of interest had accrued with respect to the Subordinated Loan Agreement; the Subordinated Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheet.

The Subordinated Loan Agreement also contains an affirmative covenant requiring the Company to use reasonable best efforts to either (i) refinance its obligations under the Facility Agreement and the Subordinated Loan Agreement in full or (ii) refinance its obligations under the Subordinated Loan Agreement and obtain a corresponding amendment of the Facility Agreement to permit such refinancing. In addition, in the event the Company’s obligations under the Subordinated Loan Agreement have not been refinanced within 150 days of the date of the Subordinated Loan Agreement, the Company is required to use its reasonable best efforts to issue and do all things to facilitate the issuance of registered warrants exercisable for shares of common stock in the Company to the Lenders in such amounts and on such terms and the Company and the Lenders shall agree. The 150 day deadline noted above is an extension of the original 120 day deadline provided in the Subordinated Loan Agreement.

The Company evaluated the affirmative covenant in the Subordinated Loan Agreement and determined that the warrants did not qualify as contingently issuable equity under ASC 815 as of September 30, 2019 because the definitive terms of such warrants were not agreed upon at the time the Subordinated Loan Agreement was executed.

The Company’s Board of Directors considered the Subordinated Loan Agreement and the related transactions and unanimously concluded that they constitute a “Permitted Financing” under Article Eleventh of the Second Amended and Restated Certificate of Incorporation of the Company.

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement are subordinated to the Company’s obligations under the Facility Agreement. The Loan Agreement is convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock. Based on the terms of the Settlement Agreement (as defined and discussed further in Note 8: Contingencies), the outstanding debt under the Loan Agreement with Thermo will convert into shares of Globalstar common stock at the conversion price in place at the time of certain financing events described in the Settlement Agreement, if and when such events occur. The Company expects that Thermo will agree to voluntarily convert the principal balance outstanding under the Thermo Loan Agreement if the amendment to the Facility Agreement discussed above is completed.

The Loan Agreement accrues interest at 12% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. The Company will make payments to Thermo only when permitted by the Facility Agreement. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if the Company has a change in control or if any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2019, $87.5 million of interest had accrued since 2009 with respect to the Loan Agreement; the Loan Agreement is included in long-term debt on the Company’s condensed consolidated balance sheets.

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

The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity of the Loan Agreement using an effective interest rate method. The fair value of the compound embedded derivative liability is marked-to-market at the end of each reporting period, with any changes in value reported in the condensed consolidated statements of operations. The Company determines the fair value of the compound embedded derivative using a Monte Carlo simulation model. If the principal balance under the Thermo Loan is converted as discussed above, any remaining debt discount and deferred financing costs would be written off through the statement of operations and the derivative liability would be marked-to-market at the conversion date and then extinguished through the statement of operations.

As previously disclosed, in connection with the Settlement Agreement discussed in Note 8: Contingencies, the Company formed a Strategic Review Committee that is required to remain in existence for as long as Thermo and its affiliates beneficially own forty-five percent (45%) or more of Globalstar’s outstanding common stock. To the extent permitted by applicable law, the Strategic Review Committee has exclusive responsibility for the oversight, review and approval of, among other things and subject to certain exceptions, any acquisition by Thermo and its affiliates of additional newly-issued securities of the Company and any transaction between the Company and Thermo and its affiliates with a value in excess of $250,000. The approval of any of the foregoing transactions will require the vote of at least a majority of the Strategic Review Committee.

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

The 2013 8.00% Notes are senior unsecured debt obligations of the Company with no sinking fund. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Subject to certain conditions set forth in the Indenture, the Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement, in whole or in part, at any time on or after April 1, 2018, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. As of September 30, 2019, the 2013 8.00% Notes have not been redeemed by the Company. A holder of the 2013 8.00% Notes has the right, at the holder’s option, to require the Company to purchase some or all of the 2013 8.00% Notes held by it on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is paid in cash at a rate of 5.75% per annum and in additional notes at a rate of 2.25% per annum. The Indenture for the 2013 8.00% Notes provides for customary events of default. As of September 30, 2019, the Company was in compliance with the terms of the 2013 8.00% Notes and the Indenture.

Subject to the procedures for conversion and other terms and conditions of the Indenture, a holder may convert its 2013 8.00% Notes at its option at any time prior to the close of business on the business day immediately preceding April 1, 2028, into shares of common stock (or, at the option of the Company, cash in lieu of all or a portion thereof, provided that, under the Facility Agreement, the Company may pay cash only with the consent of the majority lenders) over a 40-consecutive trading day settlement period. As of September 30, 2019, holders had converted a total of $55.4 million principal amount of the 2013 8.00% Notes, resulting in the issuance of approximately 98.5 million shares of voting common stock.

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

6. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(129)	$(757)
Compound embedded derivative with the Loan Agreement with Thermo	(4,456)	(146,108)
Total derivative liabilities	$(4,585)	$(146,865)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Compound embedded derivative with the 2013 8.00% Notes	$159	$322	628	709
Compound embedded derivative with the Loan Agreement with Thermo	49,997	38,737	141,652	145,235
Total derivative gain	$50,156	$39,059	$142,280	$145,944

Intangible and Other Assets

Interest Rate Cap

In June 2009, in connection with entering into the Facility Agreement, under which interest accrues at a variable rate, the Company entered into five ten-year interest rate cap agreements, which mature in December 2019. The interest rate cap agreements reflect a variable notional amount at interest rates that provide coverage to the Company for exposure resulting from escalating interest rates over the term of the Facility Agreement. The interest rate cap provides limits on the six-month Libor rate (“Base Rate”) used to calculate the coupon interest on outstanding amounts on the Facility Agreement and is capped at 5.50% should the Base Rate not exceed 6.5%. Should the Base Rate exceed 6.5%, the Company’s Base Rate will be 1% less than the then six-month Libor rate. The Company paid an approximately $12.4 million upfront fee for the interest rate cap agreements. The interest rate cap did not qualify for hedge accounting treatment, and changes in the fair value of the agreements are included in the condensed consolidated statements of operations. The value of the interest rate cap was approximately zero as of September 30, 2019 and December 31, 2018, respectively.

Derivative Liabilities

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations and its condensed consolidated statements of cash flows as an operating activity. The Company determined the fair value of its compound embedded derivative liabilities using a Monte Carlo simulation model. See Note 7: Fair Value Measurements for further discussion. Consistent with the classification of the 2013 8.00% Notes on the Company's condensed consolidated balance sheet, the Company has classified the associated derivative liability as current on its condensed consolidated balance sheet at September 30, 2019.

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(129)	$(129)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(4,456)	(4,456)
Total liabilities measured at fair value	$—	$—	$(4,585)	$(4,585)

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(757)	$(757)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(146,108)	(146,108)
Total liabilities measured at fair value	$—	$—	$(146,865)	$(146,865)

Derivative Liabilities

The Company has two derivative liabilities classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. See Note 6: Derivatives for further discussion.

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	September 30, 2019
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	70% - 130%	1.6%	$0.69	11% - 27%	$0.41
Compound embedded derivative with the Loan Agreement with Thermo	70% - 130%	1.6%	$0.69	27%	$0.41

	December 31, 2018
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 120%	2.5%	$0.69	28%	$0.64
Compound embedded derivative with the Loan Agreement with Thermo	40% - 120%	2.5%	$0.69	28%	$0.64

Fluctuation in the Company’s stock price is one of the primary drivers for the changes in the derivative valuations during each reporting period. The Company's stock price decreased 36% from December 31, 2018 to September 30, 2019. As the stock price decreases, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s condensed consolidated balance sheets. Stock price volatility is another significant unobservable input used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Decreases in expected volatility would generally result in a lower fair value measurement.

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

As previously discussed, the Company is actively working on a refinancing of its debt obligations. A refinancing may result in the conversion of certain outstanding loan agreements. The potential conversion of both the Thermo Loan Agreement and the 2013 8.00% Notes was modeled based on a probability assessment of each financing scenario and, accordingly, was included in the valuation of the associated compound embedded derivatives as of September 30, 2019. These assumptions resulted in a reduction of the derivative valuations during the three and nine months ended September 30, 2019.

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

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$(54,741)	$(121,100)	$(146,865)	$(227,985)
Unrealized gain, included in derivative gain	50,156	39,059	142,280	145,944
Balance at end of period	$(4,585)	$(82,041)	$(4,585)	$(82,041)

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

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$111,406	$83,686	$97,037	$67,452
2013 8.00% Notes	1,394	837	1,379	734

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

On September 5, 2019, the Court approved the Settlement Agreement and awarded to the Plaintiffs' attorneys a fee of $4.5 million, inclusive of expenses. Payment of the fee award is due after the Court's order and judgment became final in November 2019.

As of September 30, 2019, the Plaintiff's award was not paid, and, accordingly, the Company accrued $4.5 million as a current liability on the its condensed consolidated balance sheet. This settlement award, as well as other costs incurred by the Company directly associated with the Action, exceeded the Company's retention limit of $1.5 million for a "securities claim" under its directors and officers insurance policy. According to ASC 450, a recovery related to a contingent loss (e.g., insurance recovery) is a contingent gain. Recovery of a recorded contingent loss shall be recognized only when realization of the recovery is deemed probable and reasonably estimable. Accordingly, the Company has recorded a receivable of $4.8 million, which includes the $4.5 million settlement fee and certain other costs in excess of the Company's retention, as of September 30, 2019. The Company expects that this amount will be paid by its primary insurance provider in November 2019. The Company believes it is probable that its remaining costs will also be paid by the Company's insurance provider. This remaining uncollected amount is a contingent gain which would be recognized when realizable.

Tariff Ruling

In September 2019, U.S Customs and Border Protection ("CBP") issued a ruling related to the classification of certain of the Company's core products imported from China. This classification, which carries 25% tariffs upon import, is inconsistent with the classification the Company previously used based on external legal advice. As a result of the CBP ruling, during the third quarter of 2019, the Company recorded a payable of approximately $1.8 million in accrued expenses on the Company's condensed consolidated balance sheet related to goods imported from China from July 6, 2018 through September 30, 2019. Of the total amount accrued as of September 30, 2019, $0.9 million was associated with inventory sold since July 2018, thereby negatively impacting cost of subscriber equipment sales during the three months ended September 30, 2019. Of the remaining $0.9 million, $0.5 million was recorded as an increase to inventory as the goods have not yet been sold and $0.4 million was recorded as an offsetting receivable because the Company believes this amount, which represents the portion of duties owed for equipment transferred to foreign subsidiaries for sale, is recoverable as a duty drawback.

The Company plans on filing a protest against this ruling to challenge the classification and reduce the amounts owed. The Company cannot provide any assurance that it may be successful in achieving a favorable outcome; as such, the Company is accounting for this matter as a gain contingency and may record any such gain from a reimbursement or change in ruling in future periods if and when the contingency is resolved.

Business Economic Loss Claim

In May 2018, the Company concluded the settlement of a business economic loss claim in which it was an absent member in a tort class action lawsuit. The Company is due proceeds of $7.4 million, net of legal fees, related to this settlement. The Company received the first installment of $3.7 million in January 2019. The final installment of $3.7 million is expected to be received in January 2020 and is recorded in prepaid expenses and other current assets on the Company's condensed consolidated balance sheet at September 30, 2019. The Company evaluated the facts and circumstances surrounding this settlement and determined that under ASC 450, this contingent gain was considered realizable as the signed settlement was enforceable, the counterparty had the wherewithal to pay the amount and the proceeds met the definition of an asset. During the second quarter of 2018, the Company recorded the present value of the proceeds of $6.8 million and a discount of $0.6 million. The present value of the net proceeds of $6.8 million was recorded in other income on the Company's condensed consolidated statement of operations. The discount of $0.6 million was recorded on the Company's condensed consolidated balance sheet and is being accreted to interest income over the term of the receivable using the effective interest method.

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

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.4 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses, which include non-cash expenses that the Company accounts for as a contribution to capital, related to services provided by certain executive officers of Thermo and expenses incurred by Thermo on behalf of the Company which are charged to the Company. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. The expenses charged to the Company were $0.1 million and $0.2 million during the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.6 million during the nine months ended September 30, 2019 and 2018, respectively.

Additionally, in February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's new headquarters office. Annual lease payments for the new location will be $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During the three and nine months ended September 30, 2019, the Company incurred lease expense of $0.5 million and $1.3 million due to Thermo under this lease agreement.

As of September 30, 2019, the principal amount outstanding under the Loan Agreement with Thermo was $131.0 million, and the fair value of the compound embedded derivative liability associated with the Loan Agreement was $4.5 million. During the three months ended September 30, 2019 and 2018, interest accrued on the Loan Agreement was approximately $3.9 million and $3.5 million, respectively. During the nine months ended September 30, 2019 and 2018, interest accrued on the Loan Agreement was approximately $11.3 million and $10.0 million, respectively.

On July 2, 2019, the Company entered into a Subordinated Loan Agreement, effective June 28, 2019, with Thermo and certain unaffiliated parties. Thermo's participation in the Subordinated Loan Agreement was $53.8 million. As of September 30, 2019, $2.1 million of interest had accrued with respect to Thermo's portion of the Subordinated Loan Agreement.

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

As previously disclosed, in connection with the Settlement Agreement discussed in Note 8: Contingencies, the Company formed a Strategic Review Committee that is required to remain in existence for as long as Thermo and its affiliates beneficially own forty-five percent (45%) or more of Globalstar’s outstanding common stock. To the extent permitted by applicable law, the Strategic Review Committee will have exclusive responsibility for the oversight, review and approval of, among other things and subject to certain exceptions, any acquisition by Thermo and its affiliates of additional newly-issued securities of the Company and any transaction between the Company and Thermo and its affiliates with a value in excess of $250,000. The approval of any of the foregoing transactions will require the vote of at least a majority of the Strategic Review Committee.

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

10. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The numerator includes the effect of dilutive securities, including interest expense, net, and derivative gains or losses reflected in net income (loss). During the third quarter of 2019, the Company identified a misapplication of GAAP in the previously reported calculation of net income (loss) attributable to common stockholders in the numerator of diluted EPS for certain prior periods. The correction of this calculation had no impact on net income (loss), retained deficit or any other financial statement line items. For comparative purposes, prior period calculations of diluted EPS have been adjusted to conform to current period presentation. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive securities include primarily outstanding stock-based awards, convertible notes and shares issuable pursuant to the Company's Employee Stock Purchase Plan. The share amounts for dilutive securities that are reflected in the table below are shown regardless of being in or out of the money.

The following table sets forth the calculation of basic and diluted earnings (loss) per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$21,111	$9,019	$53,071	$89,937
Effect of dilutive securities:
2013 8.00% Notes	(132)	(294)	(548)	(643)
Loan Agreement with Thermo	(45,205)	(34,350)	(127,743)	(134,979)
Loss to common stockholders plus assumed conversions	$(24,226)	$(25,625)	$(75,220)	$(45,685)
Weighted average common shares outstanding:
Basic shares outstanding	1,451,703	1,264,516	1,450,146	1,263,416
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	4,089	2,370	5,179	5,661
2013 8.00% Notes	2,021	1,867	2,021	2,087
Loan Agreement with Thermo	189,921	159,047	189,921	177,756
Diluted shares outstanding	1,647,734	1,427,800	1,647,267	1,448,920
Net income (loss) per share:
Basic	$0.01	$0.01	$0.04	$0.07
Diluted	(0.01)	(0.02)	(0.05)	(0.03)

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
Globalstar, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$21,493	$13,173	$19,767	$(20,281)	$34,152
Subscriber equipment sales	462	4,354	1,678	(2,032)	4,462
Total revenue	21,955	17,527	21,445	(22,313)	38,614
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	6,555	1,645	2,238	(1,222)	9,216
Cost of subscriber equipment sales	217	4,890	1,406	(2,031)	4,482
Marketing, general and administrative	8,522	1,371	22,063	(19,061)	12,895
Depreciation, amortization and accretion	23,371	17	638	—	24,026
Total operating expenses	38,665	7,923	26,345	(22,314)	50,619
Income (loss) from operations	(16,710)	9,604	(4,900)	1	(12,005)
Other income (expense):
Interest income and expense, net of amounts capitalized	(14,445)	(5)	(21)	—	(14,471)
Derivative gain	50,156	—	—	—	50,156
Equity in subsidiary earnings (loss)	2,761	(3,427)	—	666	—
Other	(651)	200	(2,075)	(3)	(2,529)
Total other income (expense)	37,821	(3,232)	(2,096)	663	33,156
Income (loss) before income taxes	21,111	6,372	(6,996)	664	21,151
Income tax expense	—	7	33	—	40
Net income (loss)	$21,111	$6,365	$(7,029)	$664	$21,111
Comprehensive income (loss)	$21,111	$6,365	$(6,017)	$674	$22,133

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

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$66,485	$32,067	$50,880	$(62,461)	$86,971
Subscriber equipment sales	1,163	11,592	4,754	(4,597)	12,912
Total revenue	67,648	43,659	55,634	(67,058)	99,883
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	20,571	4,472	7,325	(3,904)	28,464
Cost of subscriber equipment sales	708	11,282	3,813	(4,594)	11,209
Marketing, general and administrative	22,297	3,928	67,861	(58,563)	35,523
Depreciation, amortization and accretion	69,721	20	1,938	—	71,679
Total operating expenses	113,297	19,702	80,937	(67,061)	146,875
Income (loss) from operations	(45,649)	23,957	(25,303)	3	(46,992)
Other income (expense):
Interest income and expense, net of amounts capitalized	(40,101)	(12)	(36)	—	(40,149)
Derivative gain	142,280	—	—	—	142,280
Gain on legal settlement	120	—	—	—	120
Equity in subsidiary earnings (loss)	(2,452)	(12,050)	—	14,502	—
Other	(1,127)	327	(1,258)	(6)	(2,064)
Total other income (expense)	98,720	(11,735)	(1,294)	14,496	100,187
Income (loss) before income taxes	53,071	12,222	(26,597)	14,499	53,195
Income tax expense	—	33	91	—	124
Net income (loss)	$53,071	$12,189	$(26,688)	$14,499	$53,071
Comprehensive income (loss)	$53,071	$12,189	$(26,436)	$14,501	$53,325

Globalstar, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Service revenue	$66,554	$30,993	$48,929	$(62,573)	$83,903
Subscriber equipment sales	511	12,541	4,266	(3,054)	14,264
Total revenue	67,065	43,534	53,195	(65,627)	98,167
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	19,827	4,444	7,591	(3,878)	27,984
Cost of subscriber equipment sales	382	10,350	3,091	(3,055)	10,768
Marketing, general and administrative	29,173	3,989	67,852	(58,734)	42,280
Revision to contract termination charge	(20,478)	—	—	—	(20,478)
Depreciation, amortization and accretion	65,434	216	935	—	66,585
Total operating expenses	94,338	18,999	79,469	(65,667)	127,139
Income (loss) from operations	(27,273)	24,535	(26,274)	40	(28,972)
Other income (expense):
Interest income and expense, net of amounts capitalized	(31,081)	(9)	24	50	(31,016)
Derivative gain	145,944	—	—	—	145,944
Gain on legal settlement	6,779	—	—	—	6,779
Equity in subsidiary earnings (loss)	(3,950)	(12,199)	—	16,149	—
Other	(482)	140	(2,302)	(38)	(2,682)
Total other income (expense)	117,210	(12,068)	(2,278)	16,161	119,025
Income (loss) before income taxes	89,937	12,467	(28,552)	16,201	90,053
Income tax expense	—	21	95	—	116
Net income (loss)	$89,937	$12,446	$(28,647)	$16,201	$89,937
Comprehensive (loss) income	$89,937	$12,446	$(25,945)	$16,299	$92,737

Globalstar, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,238	$159	$3,828	$—	$26,225
Restricted cash	61,224	—	—	—	61,224
Accounts receivable, net of allowance	7,067	8,697	5,145	—	20,909
Intercompany receivables	1,085,038	860,279	90,528	(2,035,845)	—
Inventory	6,061	9,023	2,156	—	17,240
Prepaid expenses and other current assets	11,269	6,423	3,224	—	20,916
Total current assets	1,192,897	884,581	104,881	(2,035,845)	146,514
Property and equipment, net	790,615	1,105	28,591	4	820,315
Operating lease right of use assets, net	11,965	217	4,088	—	16,270
Intercompany notes receivable	5,674	—	—	(5,674)	—
Investment in subsidiaries	(249,110)	42,618	57,472	149,020	—
Intangible and other assets, net	31,583	246	4,927	(12)	36,744
Total assets	$1,783,624	$928,767	$199,959	$(1,892,507)	$1,019,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$98,829	$—	$—	$—	$98,829
Accounts payable	1,683	2,393	943	—	5,019
Accrued expenses	19,953	9,699	7,187	—	36,839
Intercompany payables	816,507	849,900	369,380	(2,035,787)	—
Payables to affiliates	353	—	—	—	353
Derivative liabilities	129	—	—	—	129
Deferred revenue	1,669	20,673	5,497	—	27,839
Total current liabilities	939,123	882,665	383,007	(2,035,787)	169,008
Long-term debt, less current portion	402,468	—	—	—	402,468
Operating lease liabilities	11,602	182	3,374	—	15,158
Employee benefit obligations	4,619	—	—	—	4,619
Intercompany notes payable	—	—	5,674	(5,674)	—
Derivative liabilities	4,456	—	—	—	4,456
Deferred revenue	5,080	158	23	—	5,261
Other non-current liabilities	134	322	2,275	—	2,731
Total non-current liabilities	428,359	662	11,346	(5,674)	434,693
Stockholders’ equity (deficit)	416,142	45,440	(194,394)	148,954	416,142
Total liabilities and stockholders’ equity	$1,783,624	$928,767	$199,959	$(1,892,507)	$1,019,843

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

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$4,521	$(1,659)	$3,182	$—	$6,044
Cash flows provided by (used in) investing activities:
Second-generation network costs (including interest)	(1,309)	—	(41)	—	(1,350)
Property and equipment additions	(3,068)	(308)	(104)	—	(3,480)
Investment in business	155	—	—	—	155
Purchase of intangible assets	(1,993)	—	(957)	—	(2,950)
Net cash used in investing activities	(6,215)	(308)	(1,102)	—	(7,625)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(47,435)	—	—	—	(47,435)
Payments for financing costs	(1,401)	—	—	—	(1,401)
Proceeds from Subordinated Loan Agreement	62,000	—	—	—	62,000
Proceeds from issuance of common stock and exercise of options and warrants	402	—	—	—	402
Net cash provided by financing activities	13,566	—	—	—	13,566
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(26)	—	(26)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,872	(1,967)	2,054	—	11,959
Cash, cash equivalents and restricted cash, beginning of period	71,590	2,126	1,774	—	75,490
Cash, cash equivalents and restricted cash, end of period	$83,462	$159	$3,828	$—	$87,449

Globalstar, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$11,458	$7,412	$898	$—	$19,768
Cash flows used in investing activities:
Second-generation network costs (including interest)	(4,629)	—	(1,258)	—	(5,887)
Property and equipment additions	(4,140)	(900)	(306)	—	(5,346)
Purchase of intangible assets	(1,904)	—	(44)	—	(1,948)
Net cash used in investing activities	(10,673)	(900)	(1,608)	—	(13,181)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(38,933)	—	—	—	(38,933)
Proceeds from issuance of common stock and exercise of options and warrants	395	—	—	—	395
Net cash used in financing activities	(38,538)	—	—	—	(38,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	68	—	68
Net decrease in cash, cash equivalents and restricted cash	(37,753)	6,512	(642)	—	(31,883)
Cash, cash equivalents and restricted cash, beginning of period	96,499	4,942	3,838	—	105,279
Cash, cash equivalents and restricted cash, end of period	$58,746	$11,454	$3,196	$—	$73,396

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

As of September 30, 2019, we had approximately 775,000 subscribers worldwide, representing principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our products and services are sold direct as well as through a robust network of independent agents, dealers and resellers, and independent gateway operators ("IGOs"). We also have distribution relationships with a number of "Big Box" and other distribution channels.
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

Comparison of the Results of Operations for the three and nine months ended September 30, 2019 and 2018

Revenue

Total revenue increased $2.9 million, or approximately 8%, to $38.6 million for the three months ended September 30, 2019 from $35.7 million for the same period in 2018 and increased $1.7 million, or approximately 2%, to $99.9 million for the nine months ended September 30, 2019 from $98.2 million for the same period in 2018. These variances were impacted by an out-of-period adjustment of $3.9 million during the third quarter of 2019 related to a change in the calculation of the estimated impact from the initial adoption of ASC 606. See further discussion in Note 2: Revenue.

For the three- and nine-month periods ended September 30, 2019, service revenue increased $4.3 million and $3.1 million, respectively, due primarily to the one-time adjustment to Duplex service revenue discussed above. Excluding this adjustment, total service revenue increased $0.4 million and decreased $0.8 million, respectively. For the three-month period, higher Commercial IoT service revenue, driven by both higher ARPU and average subscribers, as well as higher Duplex ARPU contributed to the increase; these favorable variances were offset by fewer average Duplex and SPOT subscribers. Similar trends occurred during the nine-month period, however, the unfavorable items more than offset the positive contributions from Commercial IoT service revenue and Duplex ARPU. Revenue from subscriber equipment sales decreased $1.3 million and $1.4 million, respectively, for the three- and nine-month periods.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex (1)	$12,704	37%	$12,213	34%	$30,380	32%	$31,130	32%
SPOT	12,482	36	12,957	36	38,196	40	39,787	40
Commercial IoT	4,526	13	3,542	10	12,577	13	9,847	10
IGO	139	—	257	1	484	—	682	1
Other	416	1	929	3	1,449	2	2,457	2
Total	$30,267	87%	$29,898	84%	$83,086	87%	$83,903	85%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$349	1%	$436	1%	$906	1%	$1,618	2%
SPOT	1,880	6	2,970	8	5,657	6	6,455	7
Commercial IoT	2,182	6	2,356	7	6,226	6	6,067	6
Other	51	—	32	—	123	—	124	—
Total	$4,462	13%	$5,794	16%	$12,912	13%	$14,264	15%

(1) As previously disclosed, we recorded an out-of-period adjustment of $3.9 million during the third quarter of 2019 as a result of a change in the estimated impact of ASC 606. This adjustment, which increased Duplex service revenue, is excluded from Duplex service revenue in the table above. The percentage of total revenue calculations also exclude this adjustment.

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average number of subscribers for the period:
Duplex	57,091	66,004	58,415	67,581
SPOT	280,632	292,521	283,371	292,424
Commercial IoT	412,180	361,472	396,660	348,535
IGO	26,378	26,196	26,464	31,408
Other	912	1,007	936	1,149
Total	777,193	747,200	765,846	741,097

ARPU (monthly):
Duplex (1)	$74.17	$61.68	$57.79	$51.18
SPOT	14.83	14.76	14.98	15.12
Commercial IoT	3.66	3.27	3.52	3.14
IGO	1.76	3.27	2.03	2.41

(1) As previously disclosed, we recorded an out-of-period adjustment of $3.9 million during the third quarter of 2019 as a result of a change in the estimated impact of ASC 606. This adjustment, which increased Duplex service revenue, is excluded from Duplex ARPU in the table above. When the out-of-period adjustment is included in the calculation, ARPU for the three and nine month periods ended September 30, 2019 is $96.86 and $65.18, respectively.

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

Service Revenue

As discussed above, we recorded a one-time out-of-period adjustment of $3.9 million during the third quarter of 2019, which increased Duplex service revenue. Excluding this adjustment, Duplex service revenue increased 4% and decreased 2%, respectively, for the three and nine months ended September 30, 2019. For the three-month period, the increase in revenue driven by ARPU more than offset the impact on revenue due to the decline in average subscribers. For the nine-month period, the decline in revenue driven by a decrease in average subscribers was only offset partially by an increase in ARPU. The decrease in average subscribers for both periods was due to lower gross activations resulting from fewer equipment sales over the last twelve months as well as normal churn in the subscriber base. We released an improved Sat-Fi2® device during September 2019, and development efforts are underway to launch derivative products of this device. As shown in the table above, excluding the one-time adjustment of $3.9 million during the third quarter of 2019, ARPU increased 20% and 13%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase in ARPU was driven primarily by rate plan changes.

SPOT service revenue decreased 4% for each of the three and nine months ended September 30, 2019 compared to the same periods in 2018 due primarily to a decrease in average subscribers of 4% and 3%, respectively. These subscriber declines negatively impacted SPOT service revenue by $0.5 million and $1.2 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease in average subscribers was due primarily to involuntary churn of nonpaying customers. Without these deactivations, average subscribers would have been higher than the prior period. ARPU remained relatively flat for the three-month period ended September 30, 2019 compared to the same period in 2018, contributing less than $0.1 million to the total change in SPOT service revenue. ARPU decreased 1% for the nine-month period ended September 30, 2019 compared to the same period in 2018, resulting in lower SPOT service revenue of $0.4 million. For the nine-month period, lower ARPU was impacted by the timing and amount of certain transactions during 2018 that did not recur during

2019, including primarily incremental revenue recorded during the second quarter of 2018 of $0.4 million related to the collection of a customer account that was previously treated as uncollectible.

Commercial IoT service revenue increased 28% for each of the three and nine months ended September 30, 2019 compared to the same periods in 2018 due to increases in both ARPU and average subscribers. The increase in ARPU contributed $0.5 million and $1.4 million, respectively, and the increase in average subscribers contributed $0.5 million and $1.4 million, respectively, to higher service revenue during the three and nine months ended September 30, 2019. The increase in ARPU was driven in part by higher usage and a more favorable blend of rate plans in place during 2019. The increase in average subscribers was driven by higher equipment sales during the last twelve months, due to the 2018 launch of SmartOne SolarTM as well as strong sales of legacy equipment.

Other service revenue decreased $0.5 million and $1.0 million, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Lower revenue generated from government contracts due to regulatory delays represented nearly all of the decline for both periods.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.1 million and $0.7 million, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. For the three-month period, the decline in revenue was driven primarily by a lower sales volume of Duplex accessories; offsetting this decline was an increase in the volume of our Sat-Fi2® and GSP 1700 phone. For the nine-month period, the decline in revenue was driven primarily by a decline in the volume of Duplex products and related accessories. In April 2018, we released a second-generation Duplex device, Sat-Fi2®. Based on initial customer feedback, we slowly released this product into the market as we focused on optimizing functionality, performance and usability; therefore, sales of this device have been lower than expected, which contributed to the decrease in revenue from Duplex equipment sales for both periods. We released an improved Sat-Fi2® device during the third quarter of 2019 and a remote antenna station device in October 2019. Development efforts are underway to launch further derivative products of the Sat-Fi2® device.

Revenue from SPOT equipment sales decreased $1.1 million and $0.8 million, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The variance for the three-month period was driven by higher discounts and promotions offered on our SPOT products, which are expected to contribute to higher activations and service revenue in future periods. For the nine-month period, a decline in the volume of legacy SPOT devices was offset partially by higher sales of our SPOT X® product. SPOT X® is also sold at a higher price than our other SPOT devices.

Revenue from Commercial IoT equipment sales decreased $0.2 million and increased $0.2 million, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The changes in revenue recognized were driven by the mix of products sold during the respective periods.

Operating Expenses

Total operating expenses decreased $3.0 million, or 6%, to $50.6 million for the three months ended September 30, 2019 compared to the same period in 2018. Total operating expenses increased $19.7 million, or 16%, to $146.9 million for the nine months ended September 30, 2019 compared to the same period in 2018. For both the three- and nine-month periods, lower management, general and administrative costs contributed to a decrease in total operating expenses. For the nine-month period, total operating expenses increased due primarily to a $20.5 million revision to a contract termination charge (see further discussion below) as well as an increase in depreciation, amortization and accretion expense.

Cost of Services

Cost of services decreased $0.2 million and increased $0.5 million, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018.

For the three-month period, the decline was driven by a decrease in maintenance costs for our ground stations and associated network of $0.2 million due to changes in the nature and terms of our contracts with certain vendors.

For the nine-month period, the increase was driven primarily by higher research and development costs of $0.3 million associated with our product development initiatives and higher personnel costs of $1.1 million due to lower capitalized labor costs resulting from changes in the timing and scope of capital projects. Lower maintenance costs of $0.7 million (for the reasons discussed in the previous paragraph) and other smaller items partially offset these increases.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2019 from the same periods in 2018.

In September 2019, U.S. Customs and Border Protection ("CBP") issued a ruling related to the classification of certain of our core products imported from China. This classification, which carries a 25% tariff upon import, is inconsistent with the classification we previously used based on external legal advice. As a result of the CBP ruling, during the third quarter of 2019, we recorded a payable of approximately $1.8 million in accrued expenses on our condensed consolidated balance sheet related to goods imported from China from July 6, 2018 through September 30, 2019. Of the total amount accrued as of September 30, 2019, $0.9 million was associated with inventory sold since July 2018, thereby negatively impacting cost of subscriber equipment sales during the three months ended September 30, 2019. Of the remaining $0.9 million, $0.5 million was recorded as an increase to the cost of inventory and $0.4 million was recorded as a receivable, which we believe is recoverable as a duty drawback for the portion of duties owed for equipment we transferred to our foreign subsidiaries for sale. We plan on filing a protest against this ruling but cannot provide any assurance that we may be successful in achieving a favorable outcome. We are also evaluating options to mitigate the impact of these tariffs, including pricing changes and product cost reductions in our supply chain, as well as engaging in discussions with our Chinese manufacturer regarding lowering their labor costs to us.

Excluding the $0.9 million increase in cost of subscriber equipment sales due to the China tariff ruling, the remaining fluctuation is generally consistent with the changes in revenue generated from subscriber equipment sales during the respective periods.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $2.2 million and $6.8 million, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018.

2018 included costs to support the now-terminated merger and associated litigation (see Note 8: Contingencies for further discussion); these costs did not recur in 2019, resulting in a decrease in costs of $3.9 million and $10.4 million for the three and nine-month periods, respectively.

Offsetting this reduction in expense was the write-off of $2.1 million of financing costs, which were previously capitalized, associated with our efforts to refinance our debt obligations through the issuance of a new first-lien debt. This write-off was made during the third quarter of 2019 following our decision to pursue an amendment to our existing Facility Agreement instead of replacing it with new first lien debt. Additionally, for the three and nine months ended September 30, 2019, occupancy costs increased $0.4 million and $1.1 million, respectively, resulting primarily from our move into a new headquarters location in February 2019. As a result of this relocation, our annual rent expense, including associated taxes and other operating costs, has increased; the annualized impact of these higher occupancy costs is $1.5 million.

For the nine months ended September 30, 2019, higher personnel costs of $0.7 million and higher bad debt expense of $0.5 million contributed to the remaining variance. Other smaller items contributed to the remaining variance for both the three- and nine-month periods.

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

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense decreased $0.7 million and increased $5.1 million, respectively, for the three and nine months ended September 30, 2019 from the same periods in 2018. The increase for the nine-month period was due primarily to placing our next-generation ground infrastructure into service during 2018 (as discussed below) as well as placing other assets into service, including manufacturing and testing equipment, software and leasehold improvements. Since April 1, 2018, we have placed into service approximately $220.4 million of construction in progress (including capitalized interest) associated with our next-generation upgrades to our ground infrastructure. The costs placed into service represent primarily the gateways capable of supporting commercial traffic from Sat-Fi2®, the first device to work on our upgraded network. We expect depreciation expense for these assets to be approximately $3.7 million per quarter for an estimated life of fifteen years.

Other Income (Expense)

Interest Income and Expense

Interest income and expense, net, increased $1.1 million and $9.1 million, respectively, during the three and nine months ended September 30, 2019, compared to the same periods in 2018.

For the three months ended September 30, 2019, the increase in interest expense, net, was driven by an increase in gross interest costs of $1.7 million offset by an increase in capitalized interest of $0.5 million and higher interest income of $0.1 million. The increase in gross interest costs was driven primarily by $2.7 million of interest associated with the Subordinated Loan Agreement we entered into in June 2019 as well as $0.6 million driven by a higher principal balance outstanding on our Loan Agreement with Thermo; offsetting these increases was a decrease of $1.5 million in interest for our Facility Agreement driven by a lower principal amount outstanding and other interest costs of $0.1 million. The increase in capitalized interest of $0.5 million decreased interest expense, net. The increase in interest income of $0.1 million was due to a higher balance in our restricted cash account.

For the nine-months ended September 30, 2019, the increase in interest expense, net, was driven by an increase in gross interest costs of $3.1 million and a reduction in capitalized interest of $6.4 million, offset by higher interest income of $0.4 million. Similar to the three-month period discussed above, the increase in gross interest costs was due to higher interest for the Subordinated Loan Agreement of $2.8 million and the Loan Agreement with Thermo of $1.6 million offset by lower interest for our Facility Agreement of $1.1 million and other interest costs of $0.2 million. The decrease in capitalized interest for the nine-month period was due primarily to higher capitalized interest recorded in the first few months of 2018 prior to placing our second-generation ground network into service in April 2018. Higher interest income was due to a higher balance in our restricted cash account.

Derivative Gain

Derivative gain was $50.2 million and $39.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Derivative gain was $142.3 million and $145.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. Although fluctuation in our stock price is generally the most significant cause for the change in value of these derivative instruments, other inputs impact the value, including stock price volatility, discount rate, maturity date, probabilities of conversion and change of control, the base conversion rate and changes in the principal amount of notes outstanding. During 2019, the derivative gains were recognized primarily due to the assumed high probability of conversion associated with the expected debt refinancing, which decreases the value of our derivative liabilities. See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

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

Other

Other income (loss) fluctuated by $3.8 million to loss of $2.5 million for the three months ended September 30, 2019 from income of $1.3 million for the same period in 2018. Other income (loss) fluctuated by $0.6 million to loss of $2.1 million for the nine months ended September 30, 2019 from a loss of $2.7 million for the same period in 2018. Changes in other income (loss) are due primarily to foreign currency gains and losses recognized during the respective periods given the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. Also included in other income (loss) for the three and nine months ended September 30, 2019 are costs for legal and other advisers totaling $0.3 million and $0.6 million, respectively, related to our efforts to seek an amendment of our Facility Agreement (see further discussion in Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements), which is expected to be treated as a debt modification under applicable accounting guidance.

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

As of September 30, 2019, we held cash and cash equivalents of $26.2 million and restricted cash of $61.2 million. Restricted cash is required to be used to make principal and interest payments under our Facility Agreement. See below for further discussion.

As of December 31, 2018, we held cash and cash equivalents of $15.2 million and had $60.3 million in restricted cash.

The carrying amount of our current and long-term debt outstanding was $98.8 million and $402.5 million, respectively, at September 30, 2019, compared to $96.2 million and $367.2 million, respectively, at December 31, 2018. The current portion of our debt outstanding at these dates represents primarily principal payments under our Facility Agreement scheduled to occur within 12 months. At September 30, 2019, this current debt balance also included the total outstanding amount of our 2013 8.00% Notes based on the put and call features in these notes. The increase in our total debt balance was due primarily to our borrowing of $62.0 million plus accrued PIK interest under the June 2019 Subordinated Loan Agreement, a higher carrying value of the Loan Agreement with Thermo due to PIK interest accruing on that debt as well as accretion of the associated debt discount, and a higher carrying value of the Facility Agreement due to accretion of debt financing costs. These increases were offset by a principal payment of $47.4 million under the Facility Agreement in June 2019.

Indebtedness and Available Credit

Facility Agreement

We entered into the Facility Agreement in 2009, which was amended and restated in July 2013, August 2015 and June 2017. The Facility Agreement is scheduled to mature in December 2022. As of September 30, 2019, the principal amount outstanding under the Facility Agreement was $342.0 million.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness before or immediately after the calculation date. We refer to these funds as "Equity Cure Contributions" and we may include them in calculating compliance with financial covenants through December 2019, subject to the conditions set forth in the Facility Agreement. If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. We needed an Equity Cure Contribution to maintain compliance with financial covenants under the Facility Agreement for the measurement period ending June 30, 2019. We also anticipate that we will need an Equity Cure Contribution to maintain compliance with financial covenants for the measurement period ending December 31, 2019. The source of funds for this Equity Cure Contribution has not yet been arranged. Additionally, we may not be in compliance with financial covenants under the Facility Agreement for the measurement period June 30, 2020, and the Facility Agreement would not permit an Equity Cure Contribution at this time. As previously discussed, we are actively working to amend the terms of the Facility Agreement, which we expect would include an extension of our ability to use Equity Cure Contributions; however, such amendment has not been executed. As of September 30, 2019, we were in compliance with respect to the covenants of the Facility Agreement, except for one matter. The agent to the lenders of the Facility Agreement notified us that they believe that we had not complied with a certain administrative provision within the Facility Agreement. We believe that we remedied any noncompliance within the allowed cure period and therefore avoided an event of default.

The Facility Agreement also requires that we maintain a debt service reserve account that is pledged to secure all of our obligations under the Facility Agreement. We may use the debt service reserve account funds only to make principal and interest payments under the Facility Agreement. The balance in the debt service reserve account must equal at least the total amount of principal and interest payable on the next payment date. As of September 30, 2019, the balance in the debt service reserve account was $59.1 million and the balance in our equity proceeds account was $2.1 million, both of which were classified as restricted cash on our condensed consolidated balance sheets.

Indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year to a maximum rate of LIBOR plus 5.75%. This margin increased to 4.25% on July 1, 2019. Interest on the Facility Agreement is payable semi-annual in arrears in June and December of each calendar year. Ninety-five percent of our obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE") (formerly COFACE). Our obligations under the Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Subordinated Loan Agreement

On July 2, 2019, we entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”), effective as of June 28, 2019, with Thermo Funding Company LLC (an affiliated entity to Thermo, as previously defined in this filing), and certain other unaffiliated parties (together with Thermo, the “Lenders”). Under the Subordinated Loan Agreement, we borrowed $62.0 million from the Lenders on June 28, 2019 for the primary purpose of funding the June 30, 2019 scheduled payment of interest and principal under our Facility Agreement and maintaining compliance with our financial covenants. The proceeds from the Subordinated Loan Agreement qualified as an Equity Cure Contribution under the Facility Agreement. Our indebtedness to the Lenders is subordinated to our obligations under the Facility Agreement. Thermo has agreed to subordinate our obligations under the Loan Agreement to our obligations under the Subordinated Loan Agreement. As of September 30, 2019, the principal amount outstanding under the Subordinated Loan Agreement was $64.4 million.

The Subordinated Loan Agreement accrues interest at 15% per annum, which is capitalized and added to the outstanding principal in lieu of cash payments. Payments to the Lenders will be made only when permitted under the Facility Agreement. The Subordinated Loan Agreement becomes due and payable on December 31, 2023, or upon any acceleration of the maturity of the Subordinated Loan Agreement. As of September 30, 2019, $2.4 million of interest had accrued with respect to the Subordinated Loan Agreement.

The Subordinated Loan Agreement also contains an affirmative covenant requiring us to use reasonable best efforts to either (i) refinance our obligations under the Facility Agreement and the Subordinated Loan Agreement in full or (ii) refinance our obligations under the Subordinated Loan Agreement and obtain a corresponding amendment of the Facility Agreement to permit such refinancing. In addition, in the event our obligations under the Bridge Loan have not been refinanced within 150 days of the date of the Bridge Loan, we are required to use reasonable best efforts to issue and do all things to facilitate the issuance of registered warrants exercisable for shares of Globalstar common stock to the Lenders on terms to be agreed by the parties. The 150 day deadline noted above is an extension of the original 120 day deadline provided in the Subordinated Loan Agreement.

Thermo Agreement

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement are subordinated to all of our obligations under the Facility Agreement.  Amounts outstanding under the Loan Agreement accrue interest at 12% per annum, which we capitalize and add to the outstanding principal in lieu of cash payments. Principal and interest under the Loan Agreement become due and payable six months after the obligations under the Facility Agreement have been paid in full, or earlier if there is a change in control or any acceleration of the maturity of the loans under the Facility Agreement occurs. As of September 30, 2019, the principal amount outstanding was $131.0 million, including $87.5 million of interest that had accrued since 2009 under to the Loan Agreement. As part of the July 2013 amendment and restatement of the Loan Agreement, conversion features were added to the Loan Agreement consistent with those features in the 2013 8.00% Notes. Outstanding amounts under the Loan Agreement are convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of September 30, 2019, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum. As of September 30, 2019, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Cash Flows for the nine months ended September 30, 2019 and 2018

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$6,044	$19,768
Net cash used in investing activities	(7,625)	(13,181)
Net cash provided by (used in) financing activities	13,566	(38,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	68
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,959	$(31,883)

Cash Flows Provided by Operating Activities

Cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the nine months ended September 30, 2019 was $6.0 million compared to $19.8 million during the same period in 2018. This decrease was due primarily to unfavorable working capital changes including: 1) a lower amount of cash interest capitalized during 2019, 2) a higher amount of inventory purchases, driven in part by prepayments to a new product manufacturer as well as increased production and cost of recently launched products, and 3) costs associated with efforts to refinance our debt obligations, including the write-off of financing costs for the issuance of new first-lien debt that was ultimately not pursued and third-party costs to support the modification of our Facility Agreement.

Cash Flows Used in Investing Activities

Cash used in investing activities was $7.6 million for the nine months ended September 30, 2019 compared to $13.2 million for the same period in 2018. This decrease was due primarily to a reduction in the amount of cash interest capitalized of $3.2 million. As previously disclosed, our construction in progress balance has decreased significantly since 2018, specifically related to our ground network; therefore, the amount of interest eligible to be capitalized is lower. Also contributing to the variance in cash used in investing activities were fewer property and equipment purchases offset by higher purchases of intangible assets related to our international MSS and spectrum efforts.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities includes primarily proceeds from the issuance of debt or Globalstar common stock. Cash flows used in financing activities includes primarily principal payments of the Facility Agreement. During the first nine months of 2019, the Company raised $62.0 million from our Subordinated Loan Agreement (as discussed above), which was used predominantly to fund the June 2019 principal and interest payment under our Facility Agreement. For the nine months ended September 30, 2019 and 2018, principal payments of the Facility Agreement totaled $47.4 million and $38.9 million, respectively. Additionally, in connection with our financing efforts during 2019, we paid $1.4 million for services provided by financial advisers, legal counsel and other parties.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2019, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2019.

(b) Changes in internal control over financial reporting.

As of September 30, 2019, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALSTAR, INC.

Date:	November 12, 2019	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)