Form 10-Q
period 2020-03-31
Globalstar, Inc.
filed 2020-05-07
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

As of May 1, 2020, 1,668,657,568 shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Service revenue	$28,935	$26,119
Subscriber equipment sales	3,259	3,959
Total revenue	32,194	30,078
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,728	9,853
Cost of subscriber equipment sales	2,643	3,149
Marketing, general and administrative	11,091	11,606
Depreciation, amortization and accretion	23,817	23,801
Total operating expenses	46,279	48,409
Loss from operations	(14,085)	(18,331)
Other income (expense):
Interest income and expense, net of amounts capitalized	(14,010)	(12,870)
Derivative (loss) gain	(821)	57,008
Foreign currency (loss) gain	(8,953)	86
Other	(333)	(95)
Total other (expense) income	(24,117)	44,129
(Loss) income before income taxes	(38,202)	25,798
Income tax expense	21	27
Net (loss) income	$(38,223)	$25,771

Other comprehensive income (loss):
Foreign currency translation adjustments	5,303	(270)
Comprehensive (loss) income	$(32,920)	$25,501

Net (loss) income per common share:
Basic	$(0.02)	$0.02
Diluted	(0.02)	(0.02)
Weighted-average shares outstanding:
Basic	1,557,960	1,448,318
Diluted	1,557,960	1,632,257

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,463	$7,606
Restricted cash	—	622
Accounts receivable, net of allowance of $4,647 and $2,952 respectively	21,544	21,760
Inventory	16,013	16,341
Prepaid expenses and other current assets	13,105	16,931
Total current assets	61,125	63,260
Property and equipment, net	775,002	799,914
Restricted cash	51,116	50,900
Operating lease right of use assets, net	15,358	15,871
Intangible and other assets, net of accumulated amortization of $9,139 and $9,009, respectively	36,544	35,645
Total assets	$939,145	$965,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,135	$8,015
Accrued expenses	26,270	24,874
Payables to affiliates	381	261
Deferred revenue	27,184	29,910
Total current liabilities	57,970	63,060
Long-term debt, less current portion	356,040	464,176
Operating lease liabilities	14,334	14,747
Employee benefit obligations	4,145	4,128
Derivative liabilities	3,555	3,792
Deferred revenue	5,224	5,273
Other non-current liabilities	2,754	3,071
Total non-current liabilities	386,052	495,187

Commitments and contingencies

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,900,000,000 shares authorized; 1,667,703,620 shares and 1,464,544,144 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	167	146
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	2,092,410	1,970,047
Accumulated other comprehensive income (loss)	1,854	(3,449)
Retained deficit	(1,599,308)	(1,559,401)
Total stockholders’ equity	495,123	407,343
Total liabilities and stockholders’ equity	$939,145	$965,590
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2020	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	3,020	1	1,729	—	—	1,730
Contribution of services	—	—	91	—	—	91
Recognition of stock-based compensation of employee stock purchase plan	—	—	102	—	—	102
Common stock issued in connection with conversion of Loan Agreement with Thermo	200,140	20	120,441			120,461
Impact of adoption of Credit Loss Standard	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	5,303	—	5,303
Net loss	—	—	—	—	(38,223)	(38,223)
Balances – March 31, 2020	1,667,704	$167	$2,092,410	$1,854	$(1,599,308)	$495,123

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2019	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
Net issuance of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	3,285	—	1,000	—	—	1,000
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	77	—	—	77
Stock offering issuance costs	—	—	(195)			(195)
Other comprehensive loss	—	—	—	(270)	—	(270)
Net income	—	—	—	—	25,771	25,771
Balances – March 31, 2019	1,450,069	$145	$1,938,293	$(4,109)	$(1,548,954)	$385,375

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows provided by (used in) operating activities:
Net (loss) income	$(38,223)	$25,771
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	23,817	23,801
Change in fair value of derivative assets and liabilities	821	(57,008)
Stock-based compensation expense	1,280	1,091
Amortization of deferred financing costs	1,861	2,198
Provision for bad debts	721	846
Noncash interest and accretion expense	9,250	4,505
Unrealized foreign currency loss (gain)	8,942	(88)
Other, net	19	1
Changes in operating assets and liabilities:
Accounts receivable	(2,559)	(1,676)
Inventory	174	(107)
Prepaid expenses and other current assets	3,452	(6,797)
Other assets	(953)	1,041
Accounts payable and accrued expenses	(1,598)	9,122
Payables to affiliates	120	(439)
Other non-current liabilities	(10)	(248)
Deferred revenue	(2,509)	(688)
Net cash provided by operating activities	4,605	1,325
Cash flows used in investing activities:
Second-generation network costs (including interest)	(151)	(793)
Property and equipment additions	(1,067)	(1,013)
Purchase of intangible assets	(360)	(455)
Net cash used in investing activities	(1,578)	(2,261)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(276)	—
Payments for debt and equity issuance costs	(145)	(195)
Proceeds from issuance of common stock and exercise of options and warrants	—	2
Net cash used in financing activities	(421)	(193)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(155)	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,451	(1,143)
Cash, cash equivalents and restricted cash, beginning of period	59,128	75,490
Cash, cash equivalents and restricted cash, end of period	$61,579	$74,347

	As of:
	March 31, 2020	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,463	$7,606
Restricted cash (See Note 5 for further discussion on restrictions)	51,116	51,522
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$61,579	$59,128

	Three Months Ended
	March 31, 2020	March 31, 2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$41	$—

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$454	$78
Capitalized accretion of debt discount and amortization of prepaid financing costs	130	63
Principal amount of Loan Agreement with Thermo converted into common stock	137,366	—
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	17,963	—
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	84,059	—
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	1,058	—
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. Thermo Companies, through commonly controlled affiliates, (collectively, “Thermo”) is the principal owner and largest stockholder of Globalstar. The Company’s Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020 (the “2019 Annual Report”).

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recent Developments: COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. Various levels of governmental agencies and authorities have taken measures to reduce the spread of COVID-19, including “stay at home” orders, social distancing and closures of non-essential businesses. These measures, as well as the pandemic itself, have significantly impacted economic conditions around the world and created uncertainties in the economy.

The Company performed a detailed analysis of its financial statements, liquidity position and business operations to assess the impact caused by COVID-19 for the period ended March 31, 2020 and through the release date of these condensed consolidated financial statements. Among other effects, the Company has accommodated certain pricing concessions requested by customers and experienced lower demand for its products and services, particularly from its retail customers and those that operate in the oil and gas market. While the full extent and duration of the impact is unknown, the Company expects a continuation of this lower demand at least until these industries recover. Additionally, the Company began and expects to continue to operate with a remote workforce, manage a supply chain sourcing predominantly from China, and engage with international regulators remotely to advance the terrestrial spectrum authorization process. There are a number of uncertainties that could impact the Company's future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to the Company's operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains.

In accordance with the Company's accounting policies disclosed in its 2019 Annual Report, the Company reviews the carrying value of long-lived assets, intangible assets and inventory when circumstances warrant an assessment in order to evaluate whether indicators of impairment exist. The Company updated its internal projections as part of this assessment to reflect the reduction in cash flows from operations that it currently expects will result from COVID-19. The Company expects these reductions to be temporary; therefore, no indicator of impairment was identified. For inventory, the carrying value of inventory on hand was lower than its expected net realizable value; accordingly, no impairment was necessary. For accounts receivable, the Company increased its loss rate for certain receivables as discussed in more detail in Note 3: Credit Losses.

Revised internal projections have also been evaluated in light of financial covenant requirements in the Company's facility agreements. While there are many estimates and uncertainties inherent in these projections, the Company currently expects that it will remain in compliance with these covenants over the next twelve months. Additionally, the Company currently expects that its sources of liquidity will be sufficient to cover its obligations over the next twelve months.

This liquidity assessment considers relief granted to the Company under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act), including a $5.0 million loan the Company received in April 2020 under the payroll protection program and the deferral of the payment of certain payroll taxes. Additionally, the Company evaluated tax law changes pursuant to the CARES Act and revised its net operating loss carryforwards and other estimates, as necessary.

As previously stated, the full impact of COVID-19 on the Company's condensed consolidated financial statements is uncertain at this time and the Company will continue to reassess the impact at each reporting period.

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

In December 2019, the FASB issued ASU No. 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 amends the accounting treatment for income taxes by simplifying and clarifying certain aspects of the existing guidance. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2020. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the impact this standard will have on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13, as amended, significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2019. The Company adopted this standard when it became effective on January 1, 2020. See Note 3: Credit Losses for a discussion of the impact to the Company's condensed consolidated financial statements and required disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. The Company adopted this standard when it became effective on January 1, 2020. The adoption of this standard impacted certain of the Company's disclosures included in Note 7: Fair Value Measurements.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Service revenue:
Duplex	$7,663	$8,645
SPOT	12,123	13,095
Commercial IoT	4,310	3,698
IGO	91	166
Engineering and other	4,748	515
Total service revenue	28,935	26,119

Subscriber equipment sales:
Duplex	$404	$251
SPOT	1,407	1,591
Commercial IoT	1,413	2,072
Other	35	45
Total subscriber equipment sales	3,259	3,959

Total revenue	$32,194	$30,078

Engineering and other service revenue includes revenue generated primarily from certain governmental and engineering service contracts. During the first quarter of 2020, the Company recognized $4.0 million in revenue related to the completion of certain milestones for non-recurring engineering services under the Terms Agreement described in its 2019 Annual Report.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Service revenue:
United States	$22,689	$19,252
Canada	3,971	3,811
Europe	1,361	2,122
Central and South America	710	564
Others	204	370
Total service revenue	28,935	26,119

Subscriber equipment sales:
United States	$1,443	$2,211
Canada	1,083	812
Europe	494	577
Central and South America	266	312
Others	(27)	47
Total subscriber equipment sales	3,259	3,959

Total revenue	$32,194	$30,078

Contract Balances

The following table discloses information about accounts receivable, costs to obtain a contract (as recorded in intangible and other assets, net on the Company's condensed consolidated balance sheet), and contract liabilities (as recorded in both current and long-term deferred revenue on the Company's condensed consolidated balance sheet) from contracts with customers (amounts in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$21,544	$21,760
Capitalized costs to obtain a contract	1,919	1,976
Contract liabilities	32,408	35,183

Accounts Receivable

Included in the accounts receivable balance in the table above are contract assets, which represent primarily unbilled amounts related to performance obligations satisfied by the Company of $2.5 million and $2.2 million as of March 31, 2020 and December 31, 2019, respectively.

The Company has agreements with certain of its independent gateway operators ("IGOs") whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of March 31, 2020 and December 31, 2019, $6.1 million and $6.5 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet.

Costs to Obtain a Contract

The Company also capitalizes costs to obtain a contract, which include certain deferred subscriber acquisition costs that are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. The Company’s subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. The Company capitalizes incremental costs to obtain a contract to the extent it expects to recover them. These capitalized contract costs include only internal and external initial activation commissions as they are considered incremental and would not have been incurred if the contract had not been obtained. These capitalized costs are included in other assets on the Company’s condensed consolidated balance sheet and are amortized to marketing, general and administrative expenses on the Company’s condensed consolidated statement of operations on a straight-line basis over the estimated customer life of three years, which considers anticipated contract renewals. For the three months ended March 31, 2020 and 2019, the amount of amortization related to previously capitalized costs to obtain a contract was $0.3 million and $0.4 million, respectively.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the three months ended March 31, 2020 and 2019 from performance obligations included in the contract liability balance at the beginning of each of the periods was $13.3 million and $13.7 million, respectively.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of March 31, 2020, the Company expects to recognize $27.2 million, or approximately 84%, of its remaining performance obligations during the next twelve months and $2.3 million, or approximately 7%, between two to six years from the balance sheet date. The remaining $2.9 million, or approximately 9%, is related to a single contract and will be recognized as work is performed by the Company, the timing of which is currently unknown.

3. CREDIT LOSSES
Adoption of ASU No. 2016-13 "Credit Losses"

On January 1, 2020, the Company adopted the provisions of ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments, and recognized the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained deficit. As a result of adopting ASU No. 2016-13, the Company recorded a net decrease to stockholders' equity of $1.7 million, which resulted in an increase to the opening retained deficit balance as of January 1, 2020. The most significant driver of this adjustment was the Company’s change in accounting policy related to expected losses (rather than incurred losses) from trade receivables applied to its portfolio based on historical and future performance.
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

Credit Losses

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for bad debts based on factors such as supportable and reasonable current trends, the length of time the receivables are past due and historical collection experience. The Company believes that historical collection experience is the most reasonable basis for predicting future performance. The Company’s major portfolio of contract assets are customer receivables and, as such, historical delinquency percentages are generally consistent over time. The estimate of the allowance for credit losses is computed using aging schedules by type of revenue (service and subscriber equipment), by product (Duplex, SPOT and Commercial IoT) and by country. As discussed above, accounts receivable are considered past due in accordance with the contractual terms of the arrangements. The Company applies a loss rate to its portfolio of trade receivables based on past-due status and records an allowance for doubtful accounts, which represents the expected losses of those trade receivables over their estimated contractual life. The estimated life may vary by service and product type, but is generally less than one year. Allowances are generally recorded for all aging categories of outstanding receivables, including those in the current category (which is a change from legacy GAAP). Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

In March 2020, after the Company adopted ASU No. 2016-13, the World Health Organization declared the outbreak COVID-19 a global pandemic. COVID-19 has resulted in some disruption to the Company, primarily as it relates to the volume of equipment sales and uncertainties impacting the collection of certain outstanding receivables. Although the Company expects this disruption to be temporary, it has considered the potential impact of COVID-19 on its portfolio of trade receivables and has increased its loss rate for such receivables for the period ending March 31, 2020, where necessary. The Company will continue to reassess its sales and collections of receivables each reporting period to support its allowance across its portfolio.
The following is a summary of the activity in the allowance for doubtful accounts as of March 31, 2020 (in thousands):

Balance at beginning of period	$2,952
Impact of adoption of ASU 2016-13	1,684
Provision, net of recoveries	721
Write-offs and other adjustments	(710)
Balance at end of period	$4,647

4. PROPERTY AND EQUIPMENT
 Property and equipment consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,509	$1,195,509
Second-generation satellite, on-ground spare	32,443	32,443
Ground component	265,661	269,547
Construction in progress:
Ground component	16,665	16,040
Next-generation software upgrades	4,293	3,699
Other	1,716	1,433
Total Globalstar System	1,516,287	1,518,671
Internally developed and purchased software	18,680	18,922
Equipment	8,673	8,731
Land and buildings	3,095	3,287
Leasehold improvements	1,636	1,633
Total property and equipment	1,548,371	1,551,244
Accumulated depreciation	(773,369)	(751,330)
Total property and equipment, net	$775,002	$799,914

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The remaining ground component of construction in progress includes costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure in certain regions around the world. These gateway assets will be deployed based on coverage optimization. The ground component of construction in progress also includes costs (including capitalized interest) associated with the Company's contract for the procurement and production of new antennas for substantially all of the Company's gateways. The Company plans to deploy these antennas on a rolling basis over the next few years.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of March 31, 2020 and December 31, 2019, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of March 31, 2020, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	March 31, 2020			December 31, 2019
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$190,084	$9,237	$180,847	$190,361	$10,185	$180,176
Second Lien Term Loan Facility	208,368	34,585	173,783	201,495	35,448	166,047
Loan Agreement with Thermo	—	—	—	135,105	18,562	116,543
8.00% Convertible Senior Notes Issued in 2013	1,410	—	1,410	1,410	—	1,410
Total Debt	399,862	43,822	356,040	528,371	64,195	464,176
Less: Current Portion	—	—	—	—	—	—
Long-Term Debt	$399,862	$43,822	$356,040	$528,371	$64,195	$464,176

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. As of March 31, 2020, there is no current portion of long-term debt since there are no scheduled principal repayments due within one year of the balance sheet date.

As previously discussed, the Company sought relief under the CARES Act, including receiving a $5.0 million loan under the payroll protection program in April 2020. Due to restrictions in the First Lien Facility Agreement and Second Lien Term Loan Facility limiting the Company's ability to incur indebtedness, the execution of this loan required a waiver under these facility agreements, which was approved by the Company's first and second lien lenders. The Company expects to apply for loan forgiveness, in accordance with the terms of the CARES Act, based on estimated payroll and other allowable costs expected to be incurred during the eight-week period following the date of the loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the loan with principal payments beginning in November 2020 and ending on the maturity date in April 2022. The Company's first and second lien lenders would require the Company to accelerate the repayment of any portion of the loan amount that is not forgiven.

First Lien Facility Agreement

In 2009, the Company entered into the Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent. The Facility Agreement was amended and restated in July 2013, August 2015, June 2017 and November 2019.

The Facility Agreement is scheduled to mature in December 2022. Indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year to a maximum rate of LIBOR plus 5.75%. The current interest rate is LIBOR plus 4.25%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company’s obligations under the Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. (“BPIFAE”), the French export credit agency. The Company’s obligations under the Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company’s domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. The covenants in the Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. As previously discussed, the Company received a loan under the CARES Act in April 2020. Due to restrictions limiting the Company's ability to incur indebtedness, the execution of this loan required a waiver under the Facility Agreement, which was approved by the Company's senior lenders.

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through maturity. If the Company violates any covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of March 31, 2020, the Company was in compliance with respect to the covenants of the Facility Agreement. The Company continues to monitor the impact of COVID-19 on its results of operations and liquidity relative to compliance with financial covenants; at this time, the Company expects it will remain in compliance with such covenants over the next twelve months as calculated under the terms of the Facility Agreement.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The required balance in the debt service reserve account is fixed and must equal at least $50.9 million. As of March 31, 2020, the balance in the debt service reserve account was $51.1 million and is classified as non-current restricted cash on the Company's condensed consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The amended and restated Facility Agreement includes a requirement that the Company raise no less than $45.0 million of equity prior to March 31, 2021 via the cash exercise of outstanding warrants or other equity to be applied towards the principal payment due on June 30, 2021 and then, if applicable, to the next scheduled principal payments. The Company currently expects to fulfill this requirement with proceeds from the exercise of warrants issued to the Second Lien Term Loan Facility lenders in November 2019.

Second Lien Facility Agreement

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

As additional consideration for the loan, the Company issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. These warrants expire on March 31, 2021. As of March 31, 2020, approximately 115.0 million warrants remain outstanding. The Company determined that the warrants were equity instruments and recorded them as a part of stockholders’ equity. A portion of the warrants' fair value was recorded as a debt discount of $15.8 million. This debt discount was netted against the principal amount of the loan and is being accreted using an effective interest method to interest expense over the term of the loan.

The Second Lien Term Loan Facility contains customary events of default and requires that the Company satisfy various financial and non-financial covenants and are generally consistent with the covenants under the Company's Facility Agreement (discussed above). As previously discussed, the Company received a loan under the CARES Act in April 2020. Due to restrictions limiting the Company's ability to incur indebtedness, the execution of this loan required a waiver under the Second Lien Term Loan Facility, which was approved by the Company's second lien lenders. As of March 31, 2020, the Company was in compliance with the covenants of the Second Lien Term Loan Facility. The Company continues to monitor the impact of COVID-19 on its results of operations and liquidity relative to compliance with financial covenants; at this time the Company expects it will remain in compliance with such covenants over the next twelve months as calculated under the terms of the Second Lien Term Loan Facility.

The Company evaluated the various embedded derivatives within the Second Lien Term Loan Facility related to certain contingently exercisable put options. Due to the substantial discount upon issuance, as calculated under applicable accounting guidance, these prepayment features within the Second Lien Term Loan Facility were required to be bifurcated and separately valued. The Company recorded the compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount, which is netted against the face value of the Second Lien Term Loan Facility.

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

Thermo Loan Agreement

In connection with the amendment and restatement of the Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). All obligations of the Company to Thermo under the Loan Agreement were subordinated to the Company’s obligations under the Facility Agreement and the Second Lien Term Loan Facility. The Loan Agreement was convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock and accrued interest at 12% per annum, which was capitalized and added to the outstanding principal in lieu of cash payments.

On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement, which totaled $137.4 million and included accrued interest since inception of $93.9 million. This conversion resulted in the issuance of 200.1 million shares of common stock. In accordance with applicable accounting guidance for debt extinguishment with related parties, upon conversion, the remaining debt discount was written off and recorded as a contribution to capital though equity and the associated derivative liability (discussed below) was marked to market at the conversion date and then extinguished through equity as a contribution to capital.

The Company evaluated the various embedded derivatives within the Loan Agreement (See Note 7: Fair Value Measurements for additional information about the embedded derivative in the Loan Agreement). The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The conversion option and the contingent put feature were not deemed clearly and closely related to the Loan Agreement and were separately accounted for as a standalone derivative. The Company recorded this compound embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount, which was netted against the face value of the Loan Agreement.

Prior to conversion of the Loan Agreement, the Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity of the Loan Agreement using an effective interest rate method. The fair value of the compound embedded derivative liability was marked-to-market at the end of each reporting period (and upon conversion), with any changes in value reported in the condensed consolidated statements of operations. The Company determined the fair value of the compound embedded derivative using a Monte Carlo simulation model.

8.00% Convertible Senior Notes Issued in 2013

In May 2013, the Company issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. The 2013 8.00% Notes are convertible into shares of common stock at a conversion price of $0.69 per share of common stock, as adjusted pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The 2013 8.00% Notes are senior unsecured debt obligations that will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest is paid in cash at a rate of 5.75% and in additional notes at a rate of 2.25%. Since issuance, $55.4 million of principal amount of the 2013 8.00% Notes have been converted; no amount was converted or redeemed during the three months ended March 31, 2020.

The Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the Facility Agreement and the Second Lien Term Loan Facility, in whole or in part at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. A holder of the 2013 8.00% Notes has the right to require the Company to purchase some or all of the 2013 8.00% Notes held by it on April 1, 2023, or at any time if there is a Fundamental Change (as defined in the Indenture), at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. A holder may convert its 2013 8.00% Notes at its option at any time prior to April 1, 2028, into shares of common stock (or cash, at the option of the Company and subject to the consent of its lenders under the Facility Agreement and Second Lien Term Loan Facility).

The Indenture provides for customary events of default. As of March 31, 2020, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

The Company evaluated the various embedded derivatives within the Indenture for the 2013 8.00% Notes and determined that the conversion option and the contingent put feature required bifurcation. The Company recorded this compound embedded derivative liability with a corresponding debt discount which was netted against the face value of the 2013 8.00% Notes. The debt discount has been fully accreted. At the end of each reporting period, the Company marks to market the fair value of the compound embedded derivative liability, which is determined using a Monte Carlo simulation model.

6. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(275)	$(522)
Compound embedded derivative with the Loan Agreement with Thermo	—	(1,270)
Compound embedded derivative with the Second Lien Term Loan Facility	(3,280)	(2,000)
Total derivative liabilities	$(3,555)	$(3,792)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Compound embedded derivative with the 2013 8.00% Notes	$247	$215
Compound embedded derivative with the Loan Agreement with Thermo	212	56,793
Compound embedded derivative with the Second Lien Term Loan Facility	(1,280)	—
Total derivative gain (loss)	$(821)	$57,008

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo as well as certain contingent put features within the Second Term Loan Facility. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations and its condensed consolidated statements of cash flows as an operating activity. The Company classifies its derivative liabilities consistent with the classification of the underlying debt on the Company's condensed consolidated balance sheet. See Note 7: Fair Value Measurements for further discussion.

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(275)	$(275)
Compound embedded derivative with the Second Lien Term Loan Facility	—	—	(3,280)	(3,280)
Total liabilities measured at fair value	$—	$—	$(3,555)	$(3,555)

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(522)	$(522)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(1,270)	(1,270)
Compound embedded derivative with the Second Lien Term Loan Facility	—	—	(2,000)	(2,000)
Total liabilities measured at fair value	$—	$—	$(3,792)	$(3,792)

Derivative Liabilities

All of the Company's derivative liabilities are classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. During the first quarter of 2020, the compound embedded derivative with the Loan Agreement with Thermo was extinguished and, therefore, as of March 31, 2020, the value was zero and there were no significant qualitative Level 3 inputs utilized in a March 31, 2020 valuation. See Note 5: Long-Term Debt and Other Financing Arrangements and Note 6: Derivatives for further discussion.

2013 8.00% Notes and Loan Agreement with Thermo

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	March 31, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	80% - 118%	0.3%	$0.69	33%	$0.29

	December 31, 2019
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	70% - 130%	1.6%	$0.69	27%	$0.52
Compound embedded derivative with the Loan Agreement with Thermo	70% - 130%	1.6%	$0.69	27%	$0.52

Fluctuation in the Company’s stock price is a significant driver of the changes in the derivative valuations during each reporting period. As the stock price decreases, the value to the holder of the instrument generally decreases, thereby decreasing the liability on the Company’s condensed consolidated balance sheet. Stock price volatility is a significant unobservable input used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the expected volatility of the Company's stock price. Decreases in expected volatility would generally result in a lower fair value measurement.  In addition to these inputs, the valuation model also included the following inputs and features: payment-in-kind interest payments, make-whole premiums, expected term and the principal balance of each loan at the balance sheet date. There are also certain put and call features within the 2013 8.00% Notes that impact the valuation model.

Second Lien Term Loan Facility

 The compound embedded derivative with the Second Lien Term Loan Facility is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 23% and 18% at March 31, 2020 and December 31, 2019, respectively. Increases in the discount yield generally will result in a higher fair value measurement in the model. The significant unobservable inputs used in the fair value measurement include probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement. Increases in the assumed probability of a change of control in the short-term would generally result in a lower fair value measurement, while increases in the assumed probability of a change in control in the long-term would generally result in a higher fair value measurement.

Rollforward of Recurring Level 3 Liabilities

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2020 and 2019, respectively	$(3,792)	$(146,865)
Issuance of compound embedded derivative with the Second Lien Term Loan Facility	—	(2,000)
Derivative adjustment related to conversions and exercises	1,058	—
Unrealized (loss) gain, included in derivative (loss) gain	(821)	145,073
Balance at end of period, March 31, 2020 and December 31, 2019, respectively	$(3,555)	$(3,792)

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

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$—	$—	$116,543	$88,886
2013 8.00% Notes	1,410	796	1,410	875

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis. On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement with Thermo into shares of common stock. See further discussion in Note 5: Long-Term Debt and Other Financing Arrangements. As a result of the conversion, the Company wrote off the total fair value of the compound embedded derivative liability with the Loan Agreement with Thermo based on the value of the derivative on the conversion date. As of the date of conversion, the fair value of the compound embedded derivative liability with the Loan Agreement with Thermo was $1.1 million. The significant quantitative Level 3 inputs utilized in the valuation models as of the conversion date are shown in the table below:

	February 19, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the Loan Agreement with Thermo	70% - 130%	1.4%	$0.69	27%	$0.42

8. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.4 million and $0.3 million as of March 31, 2020 and December 31, 2019, respectively.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses, which include non-cash expenses that the Company accounts for as a contribution to capital, related to services provided by certain executive officers of Thermo and expenses incurred by Thermo on behalf of the Company which are charged to the Company. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. The expenses charged to the Company were $0.2 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During the three months ended March 31, 2020 and 2019, the Company incurred lease expense of $0.4 million and $0.3 million, respectively, due to Thermo under this lease agreement.

On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement resulting in the issuance of 200.1 million shares of common stock.

In November 2019, the Company entered into the Second Lien Term Loan Facility. Thermo's participation in the Second Lien Term Loan Facility was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the Second Lien Term Loan Facility was approximately $4.3 million, of which $3.2 million was accrued during the three months ended March 31, 2020. In connection with the issuance of the Second Lien Term Loan Facility, the holders received warrants to purchase shares of voting common stock, of which Thermo received 59.5 million warrants with an exercise price of $0.38 per share. As of March 31, 2020, approximately 50.0 million warrants remain outstanding.

Additionally, the Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock.

The Company has a Strategic Review Committee that is required to remain in existence for as long as Thermo and its affiliates beneficially own forty-five percent (45%) or more of Globalstar’s outstanding common stock. To the extent permitted by applicable law, the Strategic Review Committee has exclusive responsibility for the oversight, review and approval of, among other things and subject to certain exceptions, any acquisition by Thermo and its affiliates of additional newly-issued securities of the Company and any transaction between the Company and Thermo and its affiliates with a value in excess of $250,000.

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

9. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The numerator used to calculate diluted EPS includes the effect of dilutive securities, including interest expense, net, and derivative gains or losses reflected in net (loss) income. During the third quarter of 2019, the Company identified a misapplication of GAAP in the previously reported calculation of net (loss) income attributable to common stockholders in the numerator of diluted EPS for certain prior periods. The correction of this calculation had no impact on net (loss) income, retained deficit or any other financial statement line items. For comparative purposes, the prior period calculation of diluted EPS has been adjusted to conform to current period presentation throughout this filing. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive securities primarily include outstanding stock-based awards, convertible notes, warrants and shares issuable pursuant to the Company's Employee Stock Purchase Plan.

The following table sets forth the calculation of basic and diluted (loss) earnings per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(38,223)	$25,771
Effect of dilutive securities:
2013 8.00% Notes	—	(188)
Loan Agreement with Thermo	—	(52,296)
Loss to common stockholders plus assumed conversions	$(38,223)	$(26,713)
Weighted average common shares outstanding:
Basic shares outstanding	1,557,960	1,448,318
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and ESPP	—	3,204
2013 8.00% Notes	—	1,998
Loan Agreement with Thermo	—	178,737
Diluted shares outstanding	1,557,960	1,632,257
Net (loss) income per common share:
Basic	$(0.02)	$0.02
Diluted	(0.02)	(0.02)

For the three months ended March 31, 2020, 21.1 million shares of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC") on February 28, 2020 (the "2019 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2019 Annual Report.

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

We currently provide the following communications services, which are available only with equipment designed to work on our network:

•
two-way voice communication and data transmissions using mobile or fixed devices, including our GSP-1700 phone, two generations of our Sat-Fi®, the Sat-Fi ® Remote Antenna Station, and other fixed and data-only devices ("Duplex");

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

We believe that we provide the best voice quality among our peer group (which is backed by customer input) due to the specific design of the Globalstar System. We define a successful level of service for our customers by their ability to make uninterrupted calls of average duration for a system-wide average number of minutes per month. Our goal is to provide service levels and call or message success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers. We define voice quality as the ability to easily hear, recognize and understand callers with imperceptible delay in the transmission. By this measure, we believe that our system outperforms geostationary (“GEO”) satellites used by some of our competitors. GEO satellite signals must travel approximately 42,000 additional miles on average, which introduces considerable delay and signal degradation to GEO calls. For our competitors using cross-linked satellite architectures, which require multiple inter-satellite connections to complete a call, signal degradation and delay can result in lower call quality as compared to that experienced over the Globalstar System.

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

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We are currently pursuing initiatives that we expect to expand our satellite communications business by effectively leveraging our network capabilities and distribution relationships. Among our current initiatives are the following: the development of a two-way module to expand our Commercial IoT offerings; various connectivity solutions for the automotive market; additional derivatives of our Sat-Fi2® device; and a miniaturized satellite-based animal tracking device.
Customers
The specialized needs of our global customers span many industries. As of March 31, 2020, we had approximately 763,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.
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

We expect our terrestrial authority will allow future partners to develop high-density dedicated networks using the TD-LTE protocol for private LTE networks as well as the densification of cellular networks. We believe that our offering has competitive advantages over other conventional commercial spectrum allocations. Such other allocations must meet minimum population coverage requirements, which effectively prohibit the exclusive use of most carrier spectrum for dedicated small cell deployments. In addition, low frequency carrier spectrum is not physically well suited to high-density small cell topologies, and mmWave spectrum is subject to range and attenuation limitations. We believe that our licensed 2.4 GHz band holds physical, regulatory, and ecosystem qualities that distinguishes it from other current and anticipated allocations, and that it is well positioned to balance favorable range, capacity and attenuation characteristics.

In December 2018, we were successful in obtaining approval to create a new defined band class, Band 53, from the Third Generation Partnership Project (3GPP) for our 2.4 GHz terrestrial spectrum. Additionally, in March 2020, we announced that the 3GPP approved the 5G variant of our Band 53, which is known as n53. This band class provides a pathway for our terrestrial spectrum to be integrated into handset and infrastructure ecosystems. Additional follow-on 3GPP specifications and approvals are expected in the future.

Recent Developments: COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. Various levels of governmental agencies and authorities have taken measures to reduce the spread of COVID-19, including “stay at home” orders, social distancing and closures of non-essential businesses. The success of our business depends on our global operations, including the performance of our satellites and ground stations as well as our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced a reduction in the volume of sales of our subscriber equipment, received requests for service pricing concessions from certain customers, and expect an impact on the ability of certain of our customers to pay outstanding balances. Our results of operations for the three months ended March 31, 2020 partially reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. If consumer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including:

•
Receiving economic relief and support under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, including a $5.0 million forgivable payroll protection program loan and the deferral of certain payroll taxes,

•	Refocusing internal resources on high-value opportunities, such as working with federal agencies that may require our equipment and services in times of crisis,

•	Working with our product manufacturers to ensure we will continue to have sufficient inventory levels on hand to meet consumer demand, and

•
Supporting our customers, particularly those that operate in the retail and oil and gas industries, to adjust pricing where necessary, whether under e-commerce promotions or temporary service pricing concessions.

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

Comparison of the Results of Operations for the three months ended March 31, 2020 and 2019

Overall, our results of operations for the three months ended March 31, 2020 were not materially impacted by COVID-19; however, we cannot predict the full extent or duration of the future impact of COVID-19. Certain trends or uncertainties related to COVID-19 that impact revenue or expense items are discussed below.

Revenue

Total revenue increased $2.1 million, or approximately 7%, to $32.2 million for the three months ended March 31, 2020 from $30.1 million for the same period in 2019. This increase was due to higher service revenue primarily driven by engineering services revenue as well as an increase in Commercial IoT subscribers and ARPU, partially offset by fewer Duplex and SPOT subscribers, as well as lower subscriber equipment sales revenue, mainly attributed to lower Commercial IoT subscriber equipment sales.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$7,663	24%	$8,645	29%
SPOT	12,123	38	13,095	44
Commercial IoT	4,310	13	3,698	12
IGO	91	—	166	1
Engineering and other	4,748	15	515	1
Total	$28,935	90%	$26,119	87%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$404	1%	$251	1%
SPOT	1,407	4	1,591	5
Commercial IoT	1,413	5	2,072	7
Other	35	—	45	—
Total	$3,259	10%	$3,959	13%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended March 31,
	2020	2019
Average number of subscribers for the period:
Duplex	52,054	59,978
SPOT	271,276	288,840
Commercial IoT	418,424	384,673
IGO	26,256	27,017
Engineering and other	883	953
Total	768,893	761,461

ARPU (monthly):
Duplex	$49.07	$48.05
SPOT	14.90	15.11
Commercial IoT	3.43	3.20
IGO	1.16	2.05

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

Engineering and other service revenue includes revenue generated primarily from certain governmental and engineering service contracts which are not subscriber driven. Accordingly, we do not present ARPU for engineering and other service revenue in the table above.

Service Revenue

Duplex service revenue decreased 11% due primarily to a 13% decrease in average subscribers as ARPU was generally flat quarter over quarter. The decrease in average subscribers was due to lower gross activations resulting from fewer equipment sales over the last twelve months as well as normal churn in the subscriber base. We have various initiatives underway to drive higher Duplex equipment sales, which will in turn increase activations. Refer to our discussion of Duplex equipment sales below for further discussion.

SPOT service revenue decreased 7% due primarily to lower ARPU after adjusting for non-revenue-producing subscribers, which were included in our subscriber count during the first quarter of 2019 and were subsequently deactivated. Over the last twelve months, we deactivated approximately 12,000 nonpaying customers, particularly in Latin America, and approximately 5,000 customers due to inadvertent credit card processing issues resulting from a change in merchant service processors. Excluding this involuntary churn, average subscribers would have decreased 1% quarter over quarter. The decrease in ARPU was due to lower service plans rolled out to new subscribers in mid-2019 as well as revenue recorded for an event sponsorship in the first quarter of 2019 that did not recur in the first quarter of 2020.

Commercial IoT service revenue increased 17% due to increases in both average subscribers and ARPU. The increase in average subscribers of 9% was driven by Commercial IoT equipment sales during the last twelve months. The additional subscribers particularly resulted from the success of our SmartOne SolarTM device. Higher volume of other Commercial IoT products also contributed to an increase in subscriber activations, increasing the average subscribers during the quarter. The 7% increase in ARPU was driven in part by higher usage and a more favorable blend of rate plans in place for certain Commercial IoT subscribers. We expect that ARPU may be impacted in the future by expected COVID-19-related reductions in service pricing for certain of our customers that operate predominantly in the oil and gas market.

Engineering and other service revenue increased $4.2 million for the three months ended March 31, 2020 compared to the same period in 2019. This increase was driven by a higher volume of engineering services contracts during 2020, including the completion of certain milestones as discussed in Note 2: Revenue to our condensed consolidated financial statements.

Subscriber Equipment Sales

Revenue from Duplex equipment sales increased $0.2 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase in revenue was driven by sales of our Sat-Fi2® Remote Antenna Station ("RAS") device launched in October 2019, and sales of our improved Sat-Fi2® device launched in September 2019, which expand the use cases for the Sat-Fi2® device. Higher volume and pricing contributed to the increase in revenue from these devices; Sat-Fi2® RAS is sold at a higher selling price than our original version of Sat-Fi2®. Higher volume of our GSP-1700 phone also contributed to the increase in revenue. Offsetting these increases was a decline in the volume of Duplex accessories as well as fixed devices and data modems due to the availability of these first-generation products.

Revenue from SPOT equipment sales decreased $0.2 million for the three months ended March 31, 2020 compared to the same period in 2019. We sell component parts to our manufacturer to use in final products. During the three months ended March 31, 2020 production of certain devices (and related volume of component part sales to our primary product manufacturer) decreased as compared to the prior year period due to sufficient inventory on hand to meet expected demand as well as supply chain delays caused by COVID-19, contributing $0.4 million to the revenue decrease. Excluding this decrease, revenue from SPOT equipment sales increased $0.2 million due to higher volume of all of our core SPOT products, but primarily SPOT Gen3® and SPOT X®. The impact on revenue due to pricing was not a meaningful variance during the quarter.

Revenue from Commercial IoT equipment sales decreased $0.7 million for the three months ended March 31, 2020 compared to the same period in 2019. A decrease in demand for our Commercial IoT products resulting from the impact of COVID-19 drove the variance in revenue quarter over quarter.

Operating Expenses

Total operating expenses decreased $2.1 million, or 4%, to $46.3 million for the three months ended March 31, 2020 compared to the same period in 2019. Lower cost of services, cost of subscriber equipment sales and management, general and administrative costs contributed to the decrease in total operating expenses during the quarter.

Cost of Services

Cost of services decreased $1.1 million for the three months ended March 31, 2020 compared to the same period in 2019. This decrease was due primarily to lower research and development costs of $0.5 million associated with new product development as well as lower personnel and contractor costs of $0.5 million due to fewer engineers and capital projects.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.5 million for the three months ended March 31, 2020 from the same period in 2019. This decrease is generally consistent with the decline in revenue generated from subscriber equipment sales during the period, particularly driven by the decrease in Commercial IoT equipment. Offsetting the decrease in cost of subscriber equipment sales for the quarter was the recognition of tariffs. As previously disclosed in Note 10: Contingencies of our 2019 Annual Report, in September 2019, U.S Customs and Border Protection ("CBP") issued a ruling related to the classification of certain of our core products imported from China, resulting in 25% tariffs upon import. During the first quarter of 2020, we recorded $0.2 million for tariffs, which increased on our cost of subscriber equipment during the period (and was not incurred during the first quarter of 2019).

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $0.5 million for the three months ended March 31, 2020 compared to the same period in 2019. This decrease was due primarily to nonrecurring subscriber acquisition costs of $0.5 million due to the timing of event sponsorships and market research in the first quarter of 2019; these costs did not recur in 2020. Although not a driver of the change in total MG&A expense, bad debt expense was elevated in both periods. During the first quarter of 2020, we recorded reserves related to certain customer receivable balances that we do not believe are collectible due to the impact of COVID-19. During the first quarter of 2019, we reserved an aged receivable from an IGO that was deemed to be uncollectible.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense remained flat at $23.8 million for each of the three month periods ended March 31, 2020 and 2019, respectively.

Other Income (Expense)

Interest Income and Expense

Interest income and expense, net, increased $1.1 million during the three months ended March 31, 2020, compared to the same period in 2019. This increase was driven by higher gross interest costs of $1.5 million and lower interest income of $0.3 million; these items were offset by higher capitalized interest of $0.7 million (which decreases interest expense).

The increase in gross interest costs was due to $7.9 million of interest (including $1.0 million of accretion of debt discount and amortization of deferred financing costs) associated with the Second Lien Term Loan Facility that we entered into in November 2019; this increase was offset by lower interest costs of $4.7 million associated with the Facility Agreement (including $1.3 million of amortization of deferred financing costs) and $1.7 million associated with the Loan Agreement with Thermo (including $0.3 million of accretion of debt discount). Lower interest costs for the Facility Agreement were due to the modification of the Facility Agreement in November 2019, which reduced the principal balance outstanding (resulting in lower interest expense) and the balance of deferred financing costs (resulting in lower amortization of deferred financing costs). Lower interest costs for the Loan Agreement with Thermo was driven by Thermo's conversion of the entire principal balance outstanding under the Loan Agreement in February 2020 (which resulted in no interest expense or accretion of debt discount after the date of conversion as the balances were written off upon conversion). Remaining items contributing to the remaining variance were not material.

Derivative (Loss) Gain

Derivative (loss) gain was a loss of $0.8 million and a gain of $57.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The loss recorded during the first quarter of 2020 was impacted by an increase in the discount yield used in the valuation of the embedded derivative associated with our Second Lien Term Loan Facility Agreement. The gain recorded during the first quarter of 2019 was impacted primarily by a lower stock price and stock price volatility, primarily associated with the valuation of the embedded derivative with the Loan Agreement with Thermo. See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency (Loss) Gain

Foreign currency (loss) gain fluctuated by $9.1 million to a loss of $9.0 million for the three months ended March 31, 2020 from a gain of $0.1 million for the same period in 2019. Changes in foreign currency gains and losses are driven by the significant financial statement items we have denominated in foreign currencies, including primarily the Brazilian real, euro and Canadian dollar. The strengthening of the U.S. dollar relative to the Brazilian real and the Canadian dollar during the first quarter of 2020 unfavorably impacted our condensed consolidated statement of operations $4.1 million and $3.2 million, respectively.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations, loan proceeds from the payroll protection program under the CARES Act, and proceeds from the exercise of warrants held by our Second Lien Term Loan Facility lenders. Our operating cash flows could continue to be negatively impacted by COVID-19, as previously discussed. The uncertainties due to COVID-19 continue to evolve and we are monitoring our financial position as circumstances develop. We expect to use proceeds from the exercise of warrants to pay the next scheduled principal payment due under the Facility Agreement in June 2021; however, to the extent that our stock price remains under the strike price of these warrants, we may be required to raise other funds to meet our loan agreement obligations. A longer-term source of liquidity also includes restricted cash held in our debt service reserve account. Although there are uncertainties related to the future impact from COVID-19, the Company currently expects that its sources of liquidity over the next twelve months will be sufficient to cover its obligations.

As of March 31, 2020, we held cash and cash equivalents of $10.5 million and restricted cash of $51.1 million. As of December 31, 2019, we held cash and cash equivalents of $7.6 million and restricted cash of $51.5 million. Restricted cash will generally be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The carrying amount of our long-term debt outstanding was $356.0 million at March 31, 2020, compared to $464.2 million at December 31, 2019. We had no current debt outstanding at March 31, 2020 or December 31, 2019 following the amendment to the principal amortization schedule in our Facility Agreement in November 2019.

The $108.1 million decrease in the carrying amount of our total debt balance was due to the following: 1) the conversion of the Loan Agreement with Thermo in February 2020 into shares of common stock, resulting in a $116.5 million reduction in net debt and 2) payments of $0.3 million towards the Facility Agreement resulting from certain conditions subsequent resulting from the amendment in November 2019. These decreases were offset by 1) a higher carrying value of the Second Lien Term Loan Facility of $7.7 million due to the accrual of PIK interest and the accretion of debt discount and 2) a higher carrying value of the Facility Agreement of $1.0 million due to amortization of deferred financing costs.

Indebtedness and Available Credit

First Lien Facility Agreement

In 2009, we entered into the Facility Agreement, which was amended and restated in July 2013, August 2015, June 2017 and November 2019. The Facility Agreement is scheduled to mature in December 2022. As of March 31, 2020, the principal amount outstanding under the Facility Agreement was $190.1 million.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. As of March 31, 2020, we were in compliance with respect to the covenants of the Facility Agreement. We continue to monitor the impact of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect we will remain in compliance with such covenants over the next twelve months as calculated under the terms of the Facility Agreement.

The Facility Agreement requires that we maintain a debt service reserve account that is pledged to secure our obligations under the Facility Agreement. The required balance in the debt service reserve account must equal at least $50.9 million. As of March 31, 2020, the balance in the debt service reserve account was $51.1 million and is classified as non-current on our consolidated balance sheet as it is expected to be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The amended and restated Facility Agreement includes a requirement that we raise no less than $45.0 million of equity prior to March 31, 2021 via the cash exercise of outstanding warrants or other equity to be applied towards the principal payment due on June 30, 2021 and then, if applicable, to the next scheduled principal payments. We currently expect to fulfill this requirement with proceeds from the warrants issued to the Second Lien Term Loan Facility lenders in November 2019.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Second Lien Facility Agreement

In 2019, we entered into a $199.0 million Second Lien Term Loan Facility with Thermo, EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Term Loan Facility is scheduled to mature in November 2025. The loans under the Second Lien Term Loan Facility bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). The cash proceeds from this loan were net of a 3% original issue discount. As of March 31, 2020, the principal amount outstanding under the Second Lien Term Loan Facility was $208.4 million.

As additional consideration for the loan, we issued the lenders warrants to purchase 124.5 million shares of common stock an exercise price of $0.38 per share. These warrants expire on March 31, 2021. As of March 31, 2020, approximately 115.0 million warrants remain outstanding.

The Second Lien Term Loan Facility contains customary events of default and requires us to satisfy various financial and non-financial covenants. As of March 31, 2020, we were in compliance with all the covenants of the Second Lien Term Loan Facility. We continue to monitor the impact of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect we will remain in compliance with such covenants over the next twelve months as calculated under the terms of the Second Lien Term Loan Facility.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Second Lien Term Loan Facility.

Thermo Agreement

We have an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement were subordinated to all of our obligations under the Facility Agreement and the Second Lien Term Loan Facility. The Loan Agreement was convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock and accrued interest at 12% per annum, which we capitalized and added to the outstanding principal in lieu of cash payments.

On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement, which totaled $137.4 million and included accrued interest since inception of $93.9 million. This conversion resulted in the issuance of 200.1 million shares of common stock.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Thermo Agreements.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of March 31, 2020, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right, at the holder’s option, to require us to purchase some or all of the 2013 8.00% Notes on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. As of March 31, 2020, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Loan under Payroll Protection Program

As previously discussed, we sought relief under the CARES Act, including receiving a $5.0 million loan under the payroll protection program in April 2020. The Company expects to apply for loan forgiveness, in accordance with the terms of the CARES Act, based on estimated payroll and other allowable costs expected to be incurred during the eight-week period following the date of the loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the loan with principal payments beginning in November 2020 and ending on the maturity date in April 2022. Our first and second lien lenders will require us to accelerate the repayment of any portion of the loan amount that is not forgiven.

Cash Flows for the three months ended March 31, 2020 and 2019

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$4,605	$1,325
Net cash used in investing activities	(1,578)	(2,261)
Net cash used in financing activities	(421)	(193)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(155)	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,451	$(1,143)

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the three months ended March 31, 2020 was $4.6 million compared to $1.3 million during the same period in 2019. The increase was due primarily to higher net income after adjusting for non-cash items due to an increase in revenue as well as a reduction in operating expenses. Offsetting the increase due to higher net income after adjusting for non-cash items were unfavorable working capital changes were due primarily to the timing of vendor payments as well as a higher interest accrual during the first quarter of 2019 as our cash interest-bearing debt balance was greater during the prior year period. A decrease in our deferred revenue balance during the first quarter of 2020 also resulted in an unfavorable impact to cash flows from operations. These items were offset partially by favorable changes in prepaid and other current assets, driven in part by the final installment of $3.7 million received in January 2020 from the 2018 settlement of a business economic loss claim.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2020 compared to $2.3 million for the same period in 2019 primarily due to the timing of capital expenditures incurred for the rollout of new antennas for our gateways.

Cash Flows Used in Financing Activities

There were no significant cash flows from financing activities during each of the three month periods ending March 31, 2020 and 2019.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2019.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. We have $190.1 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $1.9 million annually.

See Note 7: Fair Value Measurements in our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2020, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2020.

(b) Changes in internal control over financial reporting.

As of March 31, 2020, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Although our employees have followed remote work arrangements caused by COVID-19, these circumstances have not adversely affected the Company's ability to maintain operations, including adequate financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. Except as set forth below, as of the date of this report, there have been no material changes to our risk factors we previously disclosed in Part I. Item 1A. "Risk Factors" of our 2019 Annual Report.

The effect of an epidemic or pandemic, including the current COVID-19 pandemic, could have an adverse impact on our operations and the operations of our customers and may have a material adverse impact on our financial condition and results of operations.
An epidemic or pandemic could significantly disrupt our operations, including, but not limited to, our workforce, supply chain, regulatory processes and market demand of our products. An epidemic or pandemic could also significantly impact our customers, including their demand for and ability to pay for our services and equipment.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. International, federal, state and local governments have taken measures to combat this pandemic, including “stay at home” orders, social distancing and closures of non-essential businesses.
We are currently experiencing a reduction in sales of our subscriber equipment, which could result in fewer subscriber activations in future periods, and challenges in the collection of outstanding receivables from certain our customers, specifically those concentrated in the oil and gas and retail industries. These factors may negatively impact our results of operations and our ability to maintain compliance with our debt covenants.
We source our products from both domestic and foreign contract manufacturers, with the largest concentration in China. Policies were put in place in China to reduce the transmission of COVID-19, which may impact the availability of labor at our manufacturing facility as well as the interruption of components and products moving through our supply chain. If facilities close or produce low volume due to COVID-19, we may have difficulty sourcing products to sell in the future and may incur additional costs and lost revenue.
The extent to which COVID-19 could impact our operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We are not able at this time to estimate the full impact of COVID-19 on our financial or operational results, but the impact could be material. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

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

GLOBALSTAR, INC.

Date:	May 7, 2020	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)