Form 10-Q
period 2020-06-30
Globalstar, Inc.
filed 2020-08-06
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

As of July 31, 2020, 1,670,326,068 shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Service revenue	$27,090	$26,700	$56,025	$52,819
Subscriber equipment sales	3,274	4,491	6,533	8,450
Total revenue	30,364	31,191	62,558	61,269
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,647	9,395	17,375	19,248
Cost of subscriber equipment sales	2,940	3,578	5,583	6,727
Marketing, general and administrative	10,253	11,022	21,344	22,628
Depreciation, amortization and accretion	23,903	23,852	47,720	47,653
Total operating expenses	45,743	47,847	92,022	96,256
Loss from operations	(15,379)	(16,656)	(29,464)	(34,987)
Other income (expense):
Interest income and expense, net of amounts capitalized	(11,508)	(12,808)	(25,518)	(25,678)
Derivative gain	1,160	35,116	339	92,124
Foreign currency gain (loss)	1,314	880	(7,639)	966
Other	(233)	(286)	(566)	(381)
Total other (expense) income	(9,267)	22,902	(33,384)	67,031
(Loss) income before income taxes	(24,646)	6,246	(62,848)	32,044
Income tax expense	90	57	111	84
Net (loss) income	$(24,736)	$6,189	$(62,959)	$31,960

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,368)	(498)	3,935	(768)
Comprehensive (loss) income	$(26,104)	$5,691	$(59,024)	$31,192

Net (loss) income per common share:
Basic	$(0.01)	$0.00	$(0.04)	$0.02
Diluted	(0.01)	(0.01)	(0.04)	(0.03)
Weighted-average shares outstanding:
Basic	1,668,974	1,450,380	1,613,467	1,449,355
Diluted	1,668,974	1,640,442	1,613,467	1,640,537

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,070	$7,606
Restricted cash	3,625	622
Accounts receivable, net of allowance of $5,136 and $2,952, respectively	19,756	21,760
Inventory	15,688	16,341
Prepaid expenses and other current assets	14,045	16,931
Total current assets	65,184	63,260
Property and equipment, net	754,263	799,914
Restricted cash	51,234	50,900
Operating lease right of use assets, net	14,926	15,871
Intangible and other assets, net of accumulated amortization of $9,427 and $9,009, respectively	37,943	35,645
Total assets	$923,550	$965,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$—
Accounts payable	4,714	8,015
Accrued expenses	23,624	24,874
Payables to affiliates	361	261
Deferred revenue	26,987	29,910
Total current liabilities	100,686	63,060
Long-term debt, less current portion	324,233	464,176
Operating lease liabilities	14,037	14,747
Employee benefit obligations	3,985	4,128
Derivative liabilities	2,395	3,792
Deferred revenue	5,017	5,273
Other non-current liabilities	2,711	3,071
Total non-current liabilities	352,378	495,187

Commitments and contingencies

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,900,000,000 shares authorized; 1,670,289,833 shares and 1,464,544,144 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	167	146
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	2,093,877	1,970,047
Accumulated other comprehensive income (loss)	486	(3,449)
Retained deficit	(1,624,044)	(1,559,401)
Total stockholders’ equity	470,486	407,343
Total liabilities and stockholders’ equity	$923,550	$965,590
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2020	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	3,020	1	1,729	—	—	1,730
Contribution of services	—	—	91	—	—	91
Recognition of stock-based compensation of employee stock purchase plan	—	—	102	—	—	102
Common stock issued in connection with conversion of Loan Agreement with Thermo	200,140	20	120,441	—	—	120,461
Impact of adoption of Credit Loss Standard	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	5,303	—	5,303
Net loss	—	—	—	—	(38,223)	(38,223)
Balances – March 31, 2020	1,667,704	$167	$2,092,410	$1,854	$(1,599,308)	$495,123
Net issuance of restricted stock awards and recognition of stock-based compensation	1,354	—	922	—	—	922
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,188	—	482	—	—	482
Common stock issued in connection with conversion of 2013 8.00% Notes	44	—	16	—	—	16
Other comprehensive loss	—	—	—	(1,368)	—	(1,368)
Net loss	—	—	—		(24,736)	(24,736)
Balances – June 30, 2020	1,670,290	$167	$2,093,877	$486	$(1,624,044)	$470,486

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2019	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
Net issuance of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	3,285	—	1,000	—	—	1,000
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	77	—	—	77
Stock offering issuance costs	—	—	(195)			(195)
Other comprehensive loss	—	—	—	(270)	—	(270)
Net income	—	—	—	—	25,771	25,771
Balances – March 31, 2019	1,450,069	$145	$1,938,293	$(4,109)	$(1,548,954)	$385,375
Net issuance of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	232	—	968	—	—	968
Contribution of services	—	—	197	—	—	197
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,437	—	500	—	—	500
Investment in business	—	—	155	—	—	155
Other comprehensive loss	—	—	—	(498)	—	(498)
Net income	—	—	—	—	6,189	6,189
Balances – June 30, 2019	1,451,738	$145	$1,940,113	$(4,607)	$(1,542,765)	$392,886

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows provided by (used in) operating activities:
Net (loss) income	$(62,959)	$31,960
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	47,720	47,653
Change in fair value of derivative assets and liabilities	(339)	(92,124)
Stock-based compensation expense	2,508	2,756
Amortization of deferred financing costs	3,822	4,480
Provision for bad debts	1,419	1,170
Noncash interest and accretion expense	16,029	9,135
Unrealized foreign currency loss (gain)	7,619	(975)
Other, net	24	230
Changes in operating assets and liabilities:
Accounts receivable	(1,445)	(4,328)
Inventory	536	(1,755)
Prepaid expenses and other current assets	2,541	(2,486)
Other assets	(1,623)	(361)
Accounts payable and accrued expenses	(3,844)	4,277
Payables to affiliates	100	1,700
Other non-current liabilities	(217)	216
Deferred revenue	(3,032)	262
Net cash provided by operating activities	8,859	1,810
Cash flows used in investing activities:
Second-generation network costs (including interest)	(1,600)	(1,244)
Property and equipment additions	(2,237)	(2,366)
Purchase of intangible assets	(1,042)	(1,487)
Net cash used in investing activities	(4,879)	(5,097)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(276)	(47,435)
Payments for debt and equity issuance costs	(1,074)	(1,230)
Proceeds from PPP Loan	4,973	—
Proceeds from Subordinated Loan Agreement	—	62,000
Proceeds from issuance of common stock and exercise of options and warrants	346	402
Net cash provided by financing activities	3,969	13,737
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(148)	43
Net increase in cash, cash equivalents and restricted cash	7,801	10,493
Cash, cash equivalents and restricted cash, beginning of period	59,128	75,490
Cash, cash equivalents and restricted cash, end of period	$66,929	$85,983

	As of:
	June 30, 2020	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$12,070	$7,606
Restricted cash (See Note 4 for further discussion on restrictions)	54,859	51,522
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$66,929	$59,128

	Six Months Ended
	June 30, 2020	June 30, 2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,971	$12,882

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$792	$208
Capitalized accretion of debt discount and amortization of prepaid financing costs	223	165
Principal amount of Loan Agreement with Thermo converted into common stock	137,366	—
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	17,963	—
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	84,059	—
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	1,058	—
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recent Developments: COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. Various levels of governmental agencies and authorities have taken measures to reduce the spread of COVID-19, including “stay at home” orders, social distancing and closures of non-essential businesses. These measures, as well as the pandemic itself, have significantly impacted economic conditions around the world and created uncertainties in the economy. In recent months, some governmental agencies have partially lifted restrictions, but significant economic uncertainties remain.

The Company performed a detailed analysis of its financial statements, liquidity position and business operations to assess the impact caused by COVID-19 for the period ended June 30, 2020 and through the release date of these condensed consolidated financial statements. Among other effects, the Company has accommodated certain pricing concessions requested by customers and experienced lower demand for its products and services, particularly from its retail customers and those that operate in the oil and gas market. While the full extent and duration of the impact is unknown, the Company expects a continuation of this lower demand at least until these industries fully recover. Additionally, the Company began and expects to continue to operate with a remote workforce, manage a supply chain sourcing predominantly from China, and engage with international regulators remotely to advance the terrestrial spectrum authorization process. There are a number of uncertainties that could impact the Company's future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to the Company's operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains.

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

Revised internal projections have also been evaluated in light of financial covenant requirements in the Company's facility agreements. The Company continues to monitor its ability to remain in compliance with financial covenants over the next twelve months. See Note 4: Long-Term Debt and Other Financing Arrangements and Risk Factors: "The effect of an epidemic or pandemic, including the current COVID-19 pandemic, could have an adverse impact on our operations and the operations of our customers and may have a material adverse impact on our financial condition and results of operations" for further discussion. If the Company is able to remain in compliance, its sources of liquidity are expected to be sufficient to cover its obligations over the next twelve months.

This liquidity assessment considers relief granted to the Company under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act), including a $5.0 million loan the Company received in April 2020 under the payroll protection program, which the Company expects to be forgiven, and the deferral of the payment of certain payroll taxes. Additionally, the Company evaluated tax law changes pursuant to the CARES Act and revised its net operating loss carryforwards and other estimates, as necessary.

As previously stated, the full impact of COVID-19 on the Company's condensed consolidated financial statements is uncertain at this time and the Company will continue to reassess the impact at each reporting period.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. As part of the FASB's disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans as outlined in ASU No. 2018-14. This ASU is effective for public entities for annual periods beginning after December 15, 2020. This ASU adds certain narrative disclosures and removes other disclosures as outlined in ASU No. 2018-14 related to the defined benefit plan.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. The

Company adopted this standard when it became effective on January 1, 2020. The adoption of this standard impacted certain of the Company's disclosures included in Note 6: Fair Value Measurements.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service revenue:
Duplex	$8,556	$9,031	$16,219	$17,676
SPOT	11,579	12,619	23,702	25,714
Commercial IoT	4,298	4,353	8,608	8,051
IGO	109	179	200	345
Engineering and other	2,548	518	7,296	1,033
Total service revenue	27,090	26,700	56,025	52,819

Subscriber equipment sales:
Duplex	$625	$306	$1,029	$557
SPOT	1,695	2,186	3,102	3,777
Commercial IoT	939	1,972	2,352	4,044
Other	15	27	50	72
Total subscriber equipment sales	3,274	4,491	6,533	8,450

Total revenue	$30,364	$31,191	$62,558	$61,269

Engineering and other service revenue includes revenue generated primarily from certain governmental and engineering service contracts. During the three and six months ended June 30, 2020, the Company recognized $2.0 million and $6.0 million, respectively, in revenue related to the completion of certain milestones for non-recurring engineering services under the Terms Agreement described in its 2019 Annual Report.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service revenue:
United States	$20,016	$19,452	$42,705	$38,704
Canada	4,392	4,331	8,363	8,142
Europe	1,791	2,212	3,152	4,334
Central and South America	669	570	1,379	1,134
Others	222	135	426	505
Total service revenue	27,090	26,700	56,025	52,819

Subscriber equipment sales:
United States	$1,721	$2,549	$3,164	$4,760
Canada	859	1,133	1,942	1,946
Europe	376	440	870	1,017
Central and South America	306	349	572	661
Others	12	20	(15)	66
Total subscriber equipment sales	3,274	4,491	6,533	8,450

Total revenue	$30,364	$31,191	$62,558	$61,269

Accounts Receivable

The Company has agreements with certain of its independent gateway operators ("IGOs") whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of June 30, 2020 and December 31, 2019, $6.3 million and $6.5 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the six months ended June 30, 2020 and 2019 from performance obligations included in the contract liability balance at the beginning of each of the periods was $24.4 million and $21.4 million, respectively.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of June 30, 2020, the Company expects to recognize $27.0 million, or approximately 84%, of its remaining performance obligations during the next twelve months.

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
In March 2020, after the Company adopted ASU No. 2016-13, the World Health Organization declared the outbreak COVID-19 a global pandemic. COVID-19 has resulted in some disruption to the Company, primarily as it relates to the volume of equipment sales and uncertainties impacting the collection of certain outstanding receivables. Although the Company expects this disruption to be temporary, it has considered the potential impact of COVID-19 on its portfolio of trade receivables and has increased its loss rate for such receivables for the period ending June 30, 2020, where necessary. The Company will continue to reassess its sales and collections of receivables each reporting period to support its allowance across its portfolio.
The following is a summary of the activity in the allowance for doubtful accounts as of June 30, 2020 (in thousands):

Balance at beginning of period	$2,952
Impact of adoption of ASU 2016-13	1,684
Provision, net of recoveries	1,419
Write-offs and other adjustments	(919)
Balance at end of period	$5,136

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	June 30, 2020			December 31, 2019
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$190,084	$8,290	$181,794	$190,361	$10,185	$180,176
Second Lien Term Loan Facility	215,476	34,371	181,105	201,495	35,448	166,047
Loan Agreement with Thermo	—	—	—	135,105	18,562	116,543
8.00% Convertible Senior Notes Issued in 2013	1,396	—	1,396	1,410	—	1,410
Payroll Protection Program Loan	4,973	35	4,938	—	—	—
Total Debt	411,929	42,696	369,233	528,371	64,195	464,176
Less: Current Portion	45,000	—	45,000	—	—	—
Long-Term Debt	$366,929	$42,696	$324,233	$528,371	$64,195	$464,176

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayment under the Facility Agreement due within one year of the balance sheet date.

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

The Facility Agreement is scheduled to mature in December 2022. Indebtedness under the Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year to a maximum rate of LIBOR plus 5.75%. The current interest rate is LIBOR plus 4.75%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year.

As previously discussed, the Company received a loan under the CARES Act in April 2020. Due to restrictions limiting the Company's ability to incur indebtedness, the execution of this loan required a waiver under the Facility Agreement, which was approved by the Company's senior lenders.

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through maturity. If the Company violates any financial covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of June 30, 2020, the Company was in compliance with respect to the covenants of the Facility Agreement. The Company continues to monitor the impact of COVID-19 on its results of operations and liquidity relative to compliance with financial covenants over the next twelve months.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The required balance in the debt service reserve account is fixed and must equal at least $50.9 million. As of June 30, 2020, the balance in the debt service reserve account was $51.2 million and is classified as non-current restricted cash on the Company's condensed consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The amended and restated Facility Agreement includes a requirement that the Company raise no less than $45.0 million of equity prior to March 31, 2021 via the cash exercise of outstanding warrants or the sale of other equity, the proceeds of which are required to be applied towards the principal payment due on June 30, 2021 and then, if applicable, to the next scheduled principal payments. The Company currently expects to fulfill this requirement with proceeds from the exercise of all the remaining warrants issued to the Second Lien Term Loan Facility lenders in November 2019; however, it may be required to find alternative sources of equity capital if the Company's share price does not exceed the warrants' exercise price of $0.38 per share. In December 2019, the Company received proceeds of $3.6 million from the exercise of a portion of warrants issued to the Second Lien Term Loan Facility Agreement lenders, which is retained in the equity proceeds account under the Facility Agreement and recorded in current restricted cash on the Company's condensed consolidated balance sheet as of June 30, 2020 and may be used to fulfill a portion of the $45.0 million requirement discussed above.

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

As additional consideration for the loan, the Company issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. These warrants expire on March 31, 2021. As of June 30, 2020, approximately 115.0 million warrants remain outstanding.

As previously discussed, the Company received a loan under the CARES Act in April 2020. Due to restrictions limiting the Company's ability to incur indebtedness, the execution of this loan required a waiver under the Second Lien Term Loan Facility, which was approved by the Company's second lien lenders. As of June 30, 2020, the Company was in compliance with the covenants of the Second Lien Term Loan Facility.

Refer to Note 5: Derivatives and Note 6: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the Second Lien Term Loan Facility Agreement.

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

On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement, which totaled $137.4 million and included accrued interest since inception of $93.9 million. This conversion resulted in the issuance of 200.1 million shares of common stock. In accordance with applicable accounting guidance for debt extinguishment with related parties, upon conversion, the remaining debt discount was written off and recorded as a contribution to capital though equity and the associated derivative liability was marked to market at the conversion date and then extinguished through equity as a contribution to capital.

Refer to Note 5: Derivatives and Note 6: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the Loan Agreement with Thermo.

8.00% Convertible Senior Notes Issued in 2013

In May 2013, the Company issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. The 2013 8.00% Notes are convertible into shares of common stock at a conversion price of $0.69 per share of common stock, as adjusted pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The 2013 8.00% Notes are senior unsecured debt obligations that will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest is paid in cash at a rate of 5.75% and in additional notes at a rate of 2.25%. Since issuance, $55.4 million of principal amount of the 2013 8.00% Notes have been converted resulting in the issuance of 98.6 million shares of Globalstar common stock.

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

The Indenture provides for customary events of default. As of June 30, 2020, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

Refer to Note 5: Derivatives and Note 6: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2013 8.00% Notes.

Payroll Protection Program Loan

In April 2020, the Company sought relief under the CARES Act and received a $5.0 million loan under the Payroll Protection Program ("PPP"). This loan (the "PPP Loan") is an unsecured debt obligation and is scheduled to mature in April 2022. As permitted under the CARES Act, the Company expects to apply for loan forgiveness, inclusive of both principal and accrued interest, in accordance with the terms of the CARES Act, based on payroll and other allowable costs incurred since disbursement of the PPP Loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the PPP Loan. Uncertainties exist around if and when the PPP Loan will be repaid. Principal and interest payments due under the PPP Loan are generally deferred until the review and approval of any forgiveness is made by the SBA, subject to the PPP rules. Furthermore, the Company's first and second lien lenders would require the Company to accelerate the repayment of any portion of the loan amount that is not forgiven. As the deferral period allowed under the CARES Act is greater than twelve months from the balance sheet date, the loan is classified as long-term debt as of June 30, 2020.

The Company evaluated the applicable accounting guidance relative to the PPP Loan and accounted for the proceeds of the PPP Loan as debt under ASC 470. As previously discussed, the Company expects the PPP Loan to be forgiven, but cannot provide assurance of such forgiveness until it has been approved by the Company's lender and the SBA. Any portion of the PPP Loan that is forgiven will be recorded in the Company's condensed consolidated statement of operations as a gain on extinguishment of debt in the period of forgiveness.

5. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(255)	$(522)
Compound embedded derivative with the Loan Agreement with Thermo	—	(1,270)
Compound embedded derivative with the Second Lien Term Loan Facility	(2,140)	(2,000)
Total derivative liabilities	$(2,395)	$(3,792)

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Compound embedded derivative with the 2013 8.00% Notes	$20	$255	$267	$469
Compound embedded derivative with the Loan Agreement with Thermo	—	34,861	212	91,655
Compound embedded derivative with the Second Lien Term Loan Facility	1,140	—	(140)	—
Total derivative gain	$1,160	$35,116	$339	$92,124

The Company has identified various embedded derivatives resulting from certain features in the Company’s debt instruments, including the conversion option and the contingent put feature within both the 2013 8.00% Notes and the Loan Agreement with Thermo as well as certain contingent put features within the Second Term Loan Facility. The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations and its condensed consolidated statements of cash flows as an operating activity. The Company classifies its derivative liabilities consistent with the classification of the underlying debt on the Company's condensed consolidated balance sheet. See Note 6: Fair Value Measurements for further discussion.

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(255)	$(255)
Compound embedded derivative with the Second Lien Term Loan Facility	—	—	(2,140)	(2,140)
Total liabilities measured at fair value	$—	$—	$(2,395)	$(2,395)

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(522)	$(522)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(1,270)	(1,270)
Compound embedded derivative with the Second Lien Term Loan Facility	—	—	(2,000)	(2,000)
Total liabilities measured at fair value	$—	$—	$(3,792)	$(3,792)

Derivative Liabilities

All of the Company's derivative liabilities are classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

2013 8.00% Notes and Loan Agreement with Thermo

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	June 30, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	80% - 115%	0.2%	$0.69	27%	$0.33

During the first quarter of 2020, the compound embedded derivative with the Loan Agreement with Thermo was extinguished and, therefore, as of June 30, 2020, the value was zero and there were no significant qualitative Level 3 inputs utilized in a valuation. See Note 4: Long-Term Debt and Other Financing Arrangements and Note 5: Derivatives for further discussion.

	December 31, 2019
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	70% - 130%	1.6%	$0.69	27%	$0.52
Compound embedded derivative with the Loan Agreement with Thermo	70% - 130%	1.6%	$0.69	27%	$0.52

Second Lien Term Loan Facility

 The compound embedded derivative with the Second Lien Term Loan Facility is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 19% and 18% at June 30, 2020 and December 31, 2019, respectively. Increases in the discount yield generally will result in a higher fair value measurement in the model. The unobservable inputs used in the fair value measurement include probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Liabilities

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2020 and 2019, respectively	$(3,792)	$(146,865)
Issuance of compound embedded derivative with the Second Lien Term Loan Facility	—	(2,000)
Derivative adjustment related to conversions and exercises	1,058	—
Unrealized gain, included in derivative gain	339	145,073
Balance at end of period, June 30, 2020 and December 31, 2019, respectively	$(2,395)	$(3,792)

Fair Value of Debt Instruments

The Company believes it is not practicable to determine the fair value of the Facility Agreement, the Second Lien Term Loan Facility and the PPP Loan without incurring significant additional costs. Unlike typical long-term debt, interest rates and other terms for these instruments are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The following table sets forth the carrying values and estimated fair values of the Company's other debt instruments, which are classified as Level 3 financial instruments (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$—	$—	$116,543	$88,886
2013 8.00% Notes	1,396	925	1,410	875

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and liabilities that are remeasured at fair value on a nonrecurring basis. On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement with Thermo into shares of common stock. See further discussion in Note 4: Long-Term Debt and Other Financing Arrangements. As a result of the conversion, the Company wrote off the total fair value of the compound embedded derivative liability with the Loan Agreement with Thermo based on the derivative value on the conversion date of $1.1 million. The significant quantitative Level 3 inputs utilized in the valuation model are shown in the table below:

	February 19, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the Loan Agreement with Thermo	70% - 130%	1.4%	$0.69	27%	$0.42

7. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.4 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively.

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

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of 10 years. During the three months ended June 30, 2020 and 2019, the Company incurred lease expense of $0.4 million in each period under this lease agreement. During the six months ended June 30, 2020 and 2019, the Company incurred lease expense of $0.8 million and $0.7 million, respectively, due to Thermo under this lease agreement.

On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement resulting in the issuance of 200.1 million shares of common stock.

In November 2019, the Company entered into the Second Lien Term Loan Facility. Thermo's participation in the Second Lien Term Loan Facility was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the Second Lien Term Loan Facility was approximately $7.6 million, of which $6.4 million was accrued during the six months ended June 30, 2020. In connection with the issuance of the Second Lien Term Loan Facility, the holders received warrants to purchase shares of voting common stock, of which Thermo received 59.5 million warrants with an exercise price of $0.38 per share. As of June 30, 2020, approximately 50.0 million warrants remain outstanding.

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

8. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The numerator used to calculate diluted EPS includes the effect of dilutive securities, including interest expense, net, and derivative gains or losses reflected in net (loss) income. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of potentially dilutive common shares for the Company's convertible notes are calculated using the if-converted method. Generally, for all other potentially dilutive common shares, the effect is calculated using the treasury stock method.

The following table sets forth the calculation of basic and diluted (loss) earnings per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(24,736)	$6,189	$(62,959)	$31,960
Effect of dilutive securities:
2013 8.00% Notes	7	(228)	(213)	(415)
Loan Agreement with Thermo	—	(30,239)	2,506	(82,536)
Loss to common stockholders plus assumed conversions	$(24,729)	$(24,278)	$(60,666)	$(50,991)
Weighted average common shares outstanding:
Basic shares outstanding	1,668,974	1,450,380	1,613,467	1,449,355
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan	—	3,828	—	4,948
2013 8.00% Notes	—	2,020	—	2,020
Loan Agreement with Thermo	—	184,214	—	184,214
Diluted shares outstanding	1,668,974	1,640,442	1,613,467	1,640,537
Net (loss) income per common share:
Basic	$(0.01)	$0.00	$(0.04)	$0.02
Diluted	(0.01)	(0.01)	(0.04)	(0.03)

For each of the three and six months ended June 30, 2020, 4.4 million shares of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

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

We currently provide the following communications services, which are available only with equipment designed to work on our network:

•two-way voice communication and data transmissions using mobile or fixed devices, including our GSP-1700 phone, two generations of our Sat-Fi®, the Sat-Fi ® Remote Antenna Station, and other fixed and data-only devices ("Duplex");
•one-way or two-way communication and data transmissions using mobile devices, including our SPOT family of products, such as SPOT X®, SPOT Gen4™ and SPOT Trace®, that transmit messages and the location of the device ("SPOT"); and

•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products, such as our battery- and solar-powered SmartOne, STX-3, STINGR and ST100 ("Commercial IoT").

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

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We are currently pursuing initiatives that we expect to expand our satellite communications business by effectively leveraging our network capabilities and distribution relationships. Among our current initiatives is the development of a two-way module to expand our Commercial IoT offerings.
Customers
The specialized needs of our global customers span many industries. As of June 30, 2020, we had approximately 752,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.
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

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have been seeking approvals in various international jurisdictions. To date, we have received terrestrial authorizations in various countries. We expect this global effort to continue for the foreseeable future while we seek additional terrestrial approvals to internationally harmonize our S-band spectrum across the entire 16.5 MHz authority for terrestrial mobile broadband services.

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

Recent Developments: COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. Various levels of governmental agencies and authorities have taken measures to reduce the spread of COVID-19, including “stay at home” orders, social distancing and closures of non-essential businesses. The success of our business depends on our global operations, including the performance of our satellites and ground stations as well as our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced a reduction in the volume of sales of our subscriber equipment, received requests for service pricing concessions from certain customers, and expect an impact on the ability of certain of our customers to pay outstanding balances. Our results of operations for the three and six months ended June 30, 2020 partially reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including:
•Receiving economic relief and support under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, including a $5.0 million forgivable payroll protection program loan and the deferral of certain payroll taxes,
•Refocusing internal resources on high-value opportunities, such as working with federal agencies that may require our equipment and services in times of crisis,
•Working with our product manufacturers to ensure we will continue to have sufficient inventory levels on hand to meet consumer demand, and

•Supporting both consumer and commercial customers, particularly those that operate in the retail and oil and gas industries, to adjust pricing where necessary, whether under e-commerce promotions or temporary service pricing concessions.

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our earnings and cash flows. These key performance indicators include:

•total revenue, which is an indicator of our overall business growth;
•subscriber growth and churn rate, which are both indicators of the satisfaction of our customers;
•average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our Duplex, Commercial IoT, SPOT and IGO revenue;
•operating income and adjusted EBITDA, both of which are indicators of our financial performance; and
•capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the three and six months ended June 30, 2020 and 2019

Overall, our results of operations for the three and six months ended June 30, 2020 were impacted by COVID-19; however, we cannot predict the full extent or duration of the future impact of COVID-19. Certain trends or uncertainties related to COVID-19 that impact revenue or expense items are discussed below.

Revenue

Total revenue decreased 3%, to $30.4 million for the three months ended June 30, 2020 from $31.2 million for the same period in 2019 and increased 2%, to $62.6 million for the six months ended June 30, 2020 from $61.3 million for the same period in 2019. See below for a discussion of these fluctuations.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$8,556	28%	$9,031	29%	$16,219	26%	$17,676	29%
SPOT	11,579	38	12,619	40	23,702	38	25,714	42
Commercial IoT	4,298	14	4,353	14	8,608	14	8,051	13
IGO	109	—	179	1	200	—	345	1
Engineering and other	2,548	8	518	2	7,296	12	1,033	2
Total	$27,090	88%	$26,700	86%	$56,025	90%	$52,819	87%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$625	2%	$306	1%	$1,029	1%	$557	—%
SPOT	1,695	6	2,186	7	3,102	5	3,777	6
Commercial IoT	939	4	1,972	6	2,352	4	4,044	7
Other	15	—	27	—	50	—	72	—
Total	$3,274	12%	$4,491	14%	$6,533	10%	$8,450	13%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average number of subscribers for the period:
Duplex	50,491	58,654	51,230	59,595
SPOT	264,395	286,101	266,961	286,588
Commercial IoT	415,004	400,193	417,698	394,321
IGO	26,463	26,930	26,367	26,859
Other	879	929	885	942
Total	757,232	772,807	763,141	768,305

ARPU (monthly):
Duplex	$56.49	$51.32	$52.77	$49.43
SPOT	14.60	14.70	14.80	14.95
Commercial IoT	3.45	3.63	3.43	3.40
IGO	1.37	2.22	1.26	2.14

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

Service Revenue

Duplex service revenue decreased 5% and 8%, respectively, for the three and six months ended June 30, 2020 due primarily to a decrease in average subscribers of 14% for both periods. The decrease in revenue due to fewer average subscribers was partially offset by increases in ARPU of 10% and 7%, respectively, for both the three and six month periods ended June 30, 2020. The decrease in average subscribers was due to lower gross activations resulting from fewer equipment sales over the last twelve months as well as normal churn in the subscriber base. The increase in ARPU was driven by the timing of revenue recognition for our usage-based subscribers.

SPOT service revenue decreased 8% for both the three and six months ended June 30, 2020 due primarily to lower ARPU after adjusting for non-revenue-producing subscribers, which were included in our subscriber count during the first half of 2019 and were subsequently involuntarily deactivated. Over the last twelve months, we deactivated approximately 12,000 non-revenue-generating customers, particularly in Latin America, resulting from a cleanup of our subscriber base. Excluding this involuntary churn, average subscribers would have decreased 3% for both the three and six month periods. The decrease in ARPU was due to lower service plans rolled out to new subscribers in mid-2019 as well as revenue recorded for an event sponsorship in the first quarter of 2019 that did not recur in the first quarter of 2020.

Commercial IoT service revenue decreased 1% and increased 7%, respectively, for the three and six months ended June 30, 2020. For the three month period, the decrease in revenue was due to a 5% decline in ARPU driven by service pricing adjustments related to COVID-19 made for certain of our customers and unfavorable exchange rate movements. The decrease in ARPU was offset by a 4% increase in average subscribers. For the six month period, the increase in revenue was due to a 6% increase in average subscribers and a 1% increase in ARPU. Average subscribers were higher during the three and six month periods in 2020 compared to 2019 despite end of period subscribers declining from 421,000 at December 31, 2019 to 414,000 at June 30, 2020 following lower activations and higher churn in recent months resulting from the impact of COVID-19.

Engineering and other service revenue increased $2.0 million and $6.3 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. These increases were driven by a higher volume of engineering services contracts during 2020, including the completion of certain milestones as discussed in Note 2: Revenue to our condensed consolidated financial statements.

Subscriber Equipment Sales

Revenue from Duplex equipment sales increased $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2020 compared to the same period in 2019. For both the three and six month periods, the increase in revenue was driven by sales of our Sat-Fi2® Remote Antenna Station ("RAS") device launched in October 2019, and sales of our improved Sat-Fi2® device launched in September 2019, which expand the use cases for the Sat-Fi2® device. Higher volume and pricing contributed to the increase in revenue from these devices; Sat-Fi2® RAS is sold at a higher selling price than other Duplex devices. Since the launch of our Sat-Fi2® RAS device, we have developed derivatives of this device, including a marine version, which also contributed to the increase in revenue during the year.

Revenue from SPOT equipment sales decreased $0.5 million and $0.7 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. We sell component parts to our manufacturer to use in final products. During the three and six months ended June 30, 2020 production of certain devices (and related volume of component part sales to our primary product manufacturer) decreased as compared to the prior year period due to sufficient inventory on hand to meet expected demand as well as supply chain delays caused by COVID-19, contributing $0.2 million and $0.6 million, respectively, to the revenue decrease. For the three month period, the remaining decrease in revenue was due primarily to lower volume of SPOT Gen3® sales. For the six month period, lower pricing for all of our SPOT products was offset by higher volume of SPOT X® sales.

Revenue from Commercial IoT equipment sales decreased $1.0 million and $1.7 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. A decrease in demand for our Commercial IoT products resulting from the impact of COVID-19, particularly from our customers operating in the oil and gas industry, drove the variance in revenue.

Operating Expenses

Total operating expenses decreased 4% for each of the three and six months ended June 30, 2020 compared to the same periods in 2019. Lower cost of services, cost of subscriber equipment sales and management, general and administrative costs contributed to the decrease in total operating expenses during the respective periods. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services decreased $0.7 million and $1.9 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. For both the three and six month periods, lower research and development costs of $0.6 million and $1.0 million, respectively, as well as lower maintenance costs of $0.2 million for both periods, contributed to the decrease in expense. Lower research and development costs are driven by the timing of new product development and lower maintenance costs are due to revisions to contract terms with certain vendors for gateway and software maintenance. For the six month period, lower personnel and contractor costs of $0.3 million also contributed to the decrease in expense, due primarily to the timing of capital projects. Other smaller items contributed to the remaining variances.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.6 million and $1.1 million, respectively, for the three and six months ended June 30, 2020 from the same periods in 2019. This decrease for both periods is generally consistent with the decline in total revenue generated from subscriber equipment sales, particularly driven by the decrease in Commercial IoT equipment. Offsetting the decrease in cost of subscriber equipment sales for the quarter was the recognition of tariffs. As previously disclosed in Note 10: Contingencies of our 2019 Annual Report, in September 2019, U.S Customs and Border Protection ("CBP") issued a ruling related to the classification of certain of our core products imported from China, resulting in 25% tariffs upon import. During the three and six months ended June 30, 2020, we recorded $0.2 million and $0.4 million, respectively, for tariffs, which increased our cost of subscriber equipment during the period (and was not incurred during the same periods in 2019).

Marketing, General and Administrative

Marketing, general and administrative expenses ("MG&A") decreased $0.8 million and $1.3 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. We experienced lower MG&A costs during 2020 due in part to the impact of COVID-19. During the three and six month periods, these reductions were driven primarily by: 1) lower subscriber acquisition costs (including advertising and trade shows) of $0.5 million and $1.0 million, respectively, 2) lower performance-based compensation costs of $0.7 million and $0.9 million, respectively, and 3) lower travel costs of $0.4 million and $0.5 million, respectively. These decreases were offset by higher professional and legal fees of $0.4 million and $0.9 million, respectively, related to strategic opportunities. Other smaller items contributed to the remaining variances.

Other Income (Expense)

Interest Income and Expense

Interest income and expense, net, decreased $1.3 million and $0.2 million, respectively, during the three and six months ended June 30, 2020, compared to the same periods in 2019. For each of the three and six month periods, the decrease was driven by lower gross interest costs of $1.6 million and $0.1 million, respectively, and lower interest income of $0.4 million and $0.7 million, respectively; these items were offset by higher capitalized interest of $0.1 million and $0.8 million, respectively (which decreases interest expense).

Gross interest costs were impacted by lower interest associated with the Facility Agreement and the Loan Agreement with Thermo offset by higher interest on the Second Lien Term Loan Facility that we entered into in November 2019. For the three and six month periods, interest costs associated with the Facility Agreement decreased $5.0 million (including $1.3 million of amortization of deferred financing costs) and $9.7 million (including $2.6 million of deferred financing costs), respectively, and interest costs associated with the Loan Agreement with Thermo decreased $4.8 million (including $1.0 million of accretion of debt discount) and $6.5 million (including $1.3 million of accretion of debt discount), respectively; these decreases were offset by $8.2 million of interest (including $1.1 million of accretion of debt discount and amortization of deferred financing costs) and $16.1 million of interest (including $2.1 million of accretion of debt discount and amortization of deferred financing costs), respectively, associated with the Second Lien Term Loan Facility. Lower interest costs for the Facility Agreement were due to the modification of the Facility Agreement in November 2019, which reduced the principal balance outstanding (resulting in lower interest expense) and the balance of deferred financing costs (resulting in lower amortization of deferred financing costs), as well as a decrease in the interest rate driven by a reduction in LIBOR. Lower interest costs for the Loan Agreement with Thermo was driven by Thermo's conversion of the entire principal balance outstanding under the Loan Agreement in February 2020 (which resulted in no interest expense or accretion of debt discount after the date of conversion as the balances were written off upon conversion).

Derivative Gain

Derivative gains were $1.2 million and $35.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Derivative gains were $0.3 million and $92.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The gains recorded during the three and six months ended June 30, 2020 were primarily impacted by fluctuations in the discount yield used in the valuation of the embedded derivative associated with our Second Lien Term Loan Facility Agreement. The gains recorded during the three and six months ended June 30, 2019 were impacted primarily by the assumed high probability of conversion of the Loan Agreement with Thermo, which occurred in February 2020, and decreased the value of our derivative liabilities. See Note 6: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency (Loss) Gain

Foreign currency (loss) gain fluctuated by $0.4 million to a gain of $1.3 million for the three months ended June 30, 2020 from a gain of $0.9 million for the same period in 2019. Foreign currency (loss) gain fluctuated by $8.6 million to a loss of $7.6 million for the six months ended June 30, 2020 from a gain of $1.0 million for the same period in 2019. Changes in foreign currency gains and losses are driven by the significant financial statement items we have denominated in various currencies. The strengthening of the U.S. dollar relative to the Brazilian real and the Canadian dollar during the six months ended June 30, 2020 unfavorably impacted our condensed consolidated statement of operations $4.7 million and $1.8 million, respectively, due primarily to the remeasurement of certain balances at the end of each reporting period.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations and anticipated proceeds from the exercise of warrants held by our Second Lien Term Loan Facility lenders. Our operating cash flows are likely to continue to be negatively impacted by COVID-19, as previously discussed. The uncertainties due to COVID-19 continue to evolve and we are monitoring our financial position as circumstances develop. We expect to use proceeds from the exercise of warrants to pay the next scheduled principal payment due under the Facility Agreement in June 2021 and to meet our obligations to raise no less than $45.0 million of equity prior to March 31, 2021; however, to the extent that our stock price remains under the strike price of these warrants, we may be required to raise other funds to meet our loan agreement obligations. A longer-term source of liquidity also includes restricted cash held in our debt service reserve account. Although there are uncertainties related to the future impact from COVID-19 and our ability to maintain compliance with financial covenants, we currently expect that sources of liquidity over the next twelve months will be sufficient to cover our obligations. If we are unable to remain in compliance over the next twelve months, we may need to raise Equity Cure Contributions in future periods.

As of June 30, 2020, we held cash and cash equivalents of $12.1 million and restricted cash of $54.9 million. As of December 31, 2019, we held cash and cash equivalents of $7.6 million and restricted cash of $51.5 million. The noncurrent portion of restricted cash on our condensed consolidated balance sheet will generally be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The carrying amount of our long-term debt outstanding was $324.2 million at June 30, 2020, compared to $464.2 million at December 31, 2019. At June 30, 2020, the current portion of our debt outstanding was $45.0 million and represents the scheduled principal repayment under the Facility Agreement due within one year of the balance sheet date. We had no current debt outstanding at December 31, 2019.

The $94.9 million decrease in the carrying amount of our total debt balance was due primarily to the conversion of the Loan Agreement with Thermo in February 2020 into shares of common stock, resulting in a $116.5 million reduction in net debt. This decrease was offset by 1) a higher carrying value of the Second Lien Term Loan Facility of $15.1 million due to the accrual of PIK interest and the accretion of debt discount, 2) a higher carrying value of the Facility Agreement of $1.6 million due to amortization of deferred financing costs, and 3) the issuance of the PPP Loan (defined below) in April 2020 of $5.0 million.

Indebtedness and Available Credit

First Lien Facility Agreement

In 2009, we entered into the Facility Agreement, which was amended and restated in July 2013, August 2015, June 2017 and November 2019. The Facility Agreement is scheduled to mature in December 2022. As of June 30, 2020, the principal amount outstanding under the Facility Agreement was $190.1 million, of which $45.0 million was recorded as current debt based on the contractual terms of the loan.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. As of June 30, 2020, we were in compliance with respect to the covenants of the Facility Agreement. We continue to monitor the impact of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants, as previously discussed.

The Facility Agreement requires that we maintain a debt service reserve account that is pledged to secure our obligations under the Facility Agreement. The required balance in the debt service reserve account must equal at least $50.9 million. As of June 30, 2020, the balance in the debt service reserve account was $51.2 million and is classified as non-current on our condensed consolidated balance sheet as it is expected to be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The amended and restated Facility Agreement includes a requirement that we raise no less than $45.0 million of equity prior to March 31, 2021 via the cash exercise of outstanding warrants or other equity to be applied towards the principal payment due on June 30, 2021 and then, if applicable, to the next scheduled principal payments. We currently expect to fulfill this requirement with proceeds from the remaining warrants issued to the Second Lien Term Loan Facility lenders in November 2019; in December 2019, we received proceeds of $3.6 million from the exercise of a portion of warrants issued to the Second Lien Term Loan Facility Agreement lenders, which is retained in the equity proceeds account under the Facility Agreement and is recorded in current restricted cash on our condensed consolidated balance sheet as of June 30, 2020 and is expected to be used to fulfill a portion of the $45.0 million requirement discussed above.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Second Lien Facility Agreement

In 2019, we entered into a $199.0 million Second Lien Term Loan Facility with Thermo, EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Term Loan Facility is scheduled to mature in November 2025. The loans under the Second Lien Term Loan Facility bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). The cash proceeds from this loan were net of a 3% original issue discount. As of June 30, 2020, the principal amount outstanding under the Second Lien Term Loan Facility was $215.5 million.

As additional consideration for the loan, we issued the lenders warrants to purchase 124.5 million shares of common stock an exercise price of $0.38 per share. These warrants expire on March 31, 2021. As of June 30, 2020, approximately 115.0 million warrants remain outstanding.

The Second Lien Term Loan Facility contains customary events of default and requires us to satisfy various financial and non-financial covenants. As of June 30, 2020, we were in compliance with all the covenants of the Second Lien Term Loan Facility.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Second Lien Term Loan Facility.

Thermo Agreement

We had an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement were subordinated to all of our obligations under the Facility Agreement and the Second Lien Term Loan Facility. The Loan Agreement was convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock and accrued interest at 12% per annum, which we capitalized and added to the outstanding principal in lieu of cash payments.

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

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of June 30, 2020, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum. The indenture governing the 2013 8.00% Notes provides for customary events of default. As of June 30, 2020, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Payroll Protection Program Loan

As previously discussed, we sought relief under the CARES Act, including receiving a $5.0 million loan under the payroll protection program (the "PPP") in April 2020 (the "PPP Loan"). As of June 30, 2020, the principal amount outstanding under the PPP Loan was $5.0 million, which is classified as non-current based on the contractual terms of the loan (as modified). The Company expects to apply for loan forgiveness, in accordance with the terms of the CARES Act, based on payroll and other allowable costs incurred since the date of the loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the loan with principal and interest payments beginning after the SBA has concluded on forgiveness, subject to the PPP rules. Our first and second lien lenders will require us to accelerate the repayment of any portion of the loan amount that is not forgiven.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the PPP Loan.

Cash Flows for the six months ended June 30, 2020 and 2019

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Net cash provided by operating activities	$8,859	$1,810
Net cash used in investing activities	(4,879)	(5,097)
Net cash provided by financing activities	3,969	13,737
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(148)	43
Net increase in cash, cash equivalents and restricted cash	$7,801	$10,493

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other service contracts. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the six months ended June 30, 2020 was $8.9 million compared to $1.8 million during the same period in 2019. The increase was due primarily to higher net income after adjusting for non-cash items due to an increase in revenue as well as a reduction in operating expenses. Offsetting the increase due to higher net income after adjusting for non-cash items were unfavorable working capital changes due primarily to the timing of vendor payments. A decrease in our deferred revenue balance during the first half of 2020 also resulted in an unfavorable impact to cash flows from operations. These items were offset partially by lower inventory purchases and favorable changes in prepaid and other current assets, driven in part by the final installment of $3.7 million received in January 2020 from the 2018 settlement of a business economic loss claim.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $4.9 million for the six months ended June 30, 2020 compared to $5.1 million for the same period in 2019. During 2020, the nature of our capital expenditures was related to the procurement and deployment of new antennas for our gateways, which will continue for the near future. During 2019, the nature of our capital expenditures was related costs to bring our newly developed products into production, including software and other back-office efforts.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $4.0 million and $13.7 million, respectively, during each of the six month periods ended June 30, 2020 and 2019. In April 2020, we received proceeds of $5.0 million from the PPP Loan (discussed above); these proceeds were partially offset by the timing of payments for debt financing costs from our refinancing in 2019. During the first six months of 2019, the Company raised $62.0 million from our Subordinated Loan Agreement (as discussed in our 2019 Annual Report), which was used predominantly to fund the June 2019 principal and interest payment under our Facility Agreement. Other smaller items contributed to the remaining items in each period.

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

We also have operations in Argentina, which is considered to have a highly inflationary economy. We continue to monitor the significant uncertainty surrounding current Argentinian exchange mechanisms. Operations in this country are not considered significant to our consolidated operations.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2020, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2020.

(b) Changes in internal control over financial reporting.

As of June 30, 2020, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Although our employees have followed remote work arrangements caused by COVID-19, these circumstances have not adversely affected the Company's ability to maintain operations, including adequate financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Additionally, in April 2020, we implemented a new billing system which resulted in our subscribers migrating to the new system. As a result of this migration, there were anticipated changes to our internal control over financial reporting, none of which adversely affected the Company's internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The extent to which COVID-19 could impact our operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We are not able at this time to estimate the full impact of COVID-19 on our financial or operational results, but the impact could be material. Among other things, we expect that we may not remain in compliance with certain financial covenants in our Facility Agreement over the next twelve months. If we are not able to maintain compliance, we may need to cure the noncompliance with one or more Equity Cure Contributions or seek a waiver of the affected covenants. There is no assurance that the Company will be able to do this successfully, and if we do not, our lenders would be able to exercise their remedies under the Facility Agreement, including accelerating maturity of all our obligations under the Facility Agreement.

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

GLOBALSTAR, INC.

Date:	August 6, 2020	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)