Form 10-Q
period 2020-09-30
Globalstar, Inc.
filed 2020-11-06
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

As of October 30, 2020, 1,670,405,275 shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Service revenue	$28,385	$34,152	$84,410	$86,971
Subscriber equipment sales	4,372	4,462	10,905	12,912
Total revenue	32,757	38,614	95,315	99,883
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	8,580	9,216	25,955	28,464
Cost of subscriber equipment sales	4,032	4,482	9,615	11,209
Marketing, general and administrative	10,063	12,895	31,407	35,523
Depreciation, amortization and accretion	24,717	24,026	72,437	71,679
Total operating expenses	47,392	50,619	139,414	146,875
Loss from operations	(14,635)	(12,005)	(44,099)	(46,992)
Other income (expense):
Interest income and expense, net of amounts capitalized	(11,398)	(14,471)	(36,916)	(40,149)
Derivative gain	1,225	50,156	1,564	142,280
Foreign currency gain (loss)	266	(2,194)	(7,373)	(1,228)
Other	(346)	(335)	(912)	(716)
Total other (expense) income	(10,253)	33,156	(43,637)	100,187
(Loss) income before income taxes	(24,888)	21,151	(87,736)	53,195
Income tax expense	58	40	169	124
Net (loss) income	$(24,946)	$21,111	$(87,905)	$53,071

Other comprehensive (loss) income:
Foreign currency translation adjustments	(91)	1,022	3,844	254
Comprehensive (loss) income	$(25,037)	$22,133	$(84,061)	$53,325

Net (loss) income per common share:
Basic	$(0.01)	$0.01	$(0.05)	$0.04
Diluted	(0.01)	(0.01)	(0.05)	(0.05)
Weighted-average shares outstanding:
Basic	1,670,315	1,451,703	1,632,554	1,450,146
Diluted	1,670,315	1,647,734	1,632,554	1,647,267

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$19,477	$7,606
Restricted cash	3,625	622
Accounts receivable, net of allowance of $4,539 and $2,952, respectively	21,418	21,760
Inventory	15,362	16,341
Prepaid expenses and other current assets	13,429	16,931
Total current assets	73,311	63,260
Property and equipment, net	734,208	799,914
Restricted cash	51,234	50,900
Operating lease right of use assets, net	14,493	15,871
Intangible and other assets, net of accumulated amortization of $9,712 and $9,009, respectively	37,267	35,645
Total assets	$910,513	$965,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,526	$—
Accounts payable	4,842	8,015
Accrued expenses	28,082	24,874
Payables to affiliates	471	261
Deferred revenue	28,256	29,910
Total current liabilities	107,177	63,060
Long-term debt, less current portion	330,069	464,176
Operating lease liabilities	13,763	14,747
Employee benefit obligations	3,755	4,128
Derivative liabilities	1,170	3,792
Deferred revenue	4,995	5,273
Other non-current liabilities	3,029	3,071
Total non-current liabilities	356,781	495,187

Commitments and contingencies

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,900,000,000 shares authorized; 1,670,355,013 and 1,464,544,144 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	167	146
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	2,094,983	1,970,047
Accumulated other comprehensive income (loss)	395	(3,449)
Retained deficit	(1,648,990)	(1,559,401)
Total stockholders’ equity	446,555	407,343
Total liabilities and stockholders’ equity	$910,513	$965,590
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2020	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	3,020	1	1,729	—	—	1,730
Contribution of services	—	—	91	—	—	91
Recognition of stock-based compensation of employee stock purchase plan	—	—	102	—	—	102
Common stock issued in connection with conversion of Loan Agreement with Thermo	200,140	20	120,441	—	—	120,461
Impact of adoption of Credit Loss Standard	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	5,303	—	5,303
Net loss	—	—	—	—	(38,223)	(38,223)
Balances – March 31, 2020	1,667,704	$167	$2,092,410	$1,854	$(1,599,308)	$495,123
Net issuance of restricted stock awards and recognition of stock-based compensation	1,354	—	922	—	—	922
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,188	—	482	—	—	482
Common stock issued in connection with conversion of 2013 8.00% Notes	44	—	16	—	—	16
Other comprehensive loss	—	—	—	(1,368)	—	(1,368)
Net loss	—	—	—		(24,736)	(24,736)
Balances – June 30, 2020	1,670,290	$167	$2,093,877	$486	$(1,624,044)	$470,486
Net issuance of restricted stock awards and recognition of stock-based compensation	14	—	945			945
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	99			99
Common stock issued in connection with conversion of 2013 8.00% Notes	51	—	15	—	—	15
Other comprehensive loss	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(24,946)	(24,946)
Balances – September 30, 2020	1,670,355	$167	$2,094,983	$395	$(1,648,990)	$446,555

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2019	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
Net issuance of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	3,285	—	1,000	—	—	1,000
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	77	—	—	77
Stock offering issuance costs	—	—	(195)			(195)
Other comprehensive loss	—	—	—	(270)	—	(270)
Net income	—	—	—	—	25,771	25,771
Balances – March 31, 2019	1,450,069	$145	$1,938,293	$(4,109)	$(1,548,954)	$385,375
Net issuance of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	232	—	968	—	—	968
Contribution of services	—	—	197	—	—	197
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,437	—	500	—	—	500
Investment in business	—	—	155	—	—	155
Other comprehensive loss	—	—	—	(498)	—	(498)
Net income	—	—	—	—	6,189	6,189
Balances – June 30, 2019	1,451,738	$145	$1,940,113	$(4,607)	$(1,542,765)	$392,886
Issuances (forfeitures) of restricted stock awards, stock for employee stock option exercises and recognition of stock-based compensation	(102)	—	966	—	—	966
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	110	—	—	110
Other comprehensive income	—	—	—	1,022	—	1,022
Net income	—	—	—	—	21,111	21,111
Balances – September 30, 2019	1,451,636	$145	$1,941,236	$(3,585)	$(1,521,654)	$416,142

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows provided by (used in) operating activities:
Net (loss) income	$(87,905)	$53,071
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	72,437	71,679
Change in fair value of derivative assets and liabilities	(1,564)	(142,280)
Stock-based compensation expense	3,925	4,140
Amortization of deferred financing costs	3,173	9,136
Provision for bad debts	1,496	1,436
Noncash interest and accretion expense	25,694	13,932
Change to estimated impact upon adoption of ASC 606	—	(3,885)
Unrealized foreign currency loss	7,850	1,213
Other, net	(104)	344
Changes in operating assets and liabilities:
Accounts receivable	(3,185)	(3,249)
Inventory	880	(4,267)
Prepaid expenses and other current assets	3,161	(3,151)
Other assets	(514)	(211)
Accounts payable and accrued expenses	261	9,042
Payables to affiliates	210	(304)
Other non-current liabilities	(173)	57
Deferred revenue	(1,955)	(659)
Net cash provided by operating activities	23,687	6,044
Cash flows used in investing activities:
Second-generation network costs (including interest)	(4,307)	(1,350)
Property and equipment additions	(3,555)	(3,480)
Purchase of intangible assets	(1,433)	(2,795)
Net cash used in investing activities	(9,295)	(7,625)
Cash flows provided by (used in) financing activities:
Principal payments of the Facility Agreement	(3,373)	(47,435)
Payments for debt and equity issuance costs	(1,074)	(1,401)
Proceeds from PPP Loan	4,973	—
Proceeds from Subordinated Loan Agreement	—	62,000
Proceeds from issuance of common stock and exercise of options and warrants	346	402
Net cash provided by financing activities	872	13,566
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	(26)
Net increase in cash, cash equivalents and restricted cash	15,208	11,959
Cash, cash equivalents and restricted cash, beginning of period	59,128	75,490
Cash, cash equivalents and restricted cash, end of period	$74,336	$87,449

	As of:
	September 30, 2020	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$19,477	$7,606
Restricted cash (See Note 4 for further discussion on restrictions)	54,859	51,522
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$74,336	$59,128

	Nine Months Ended
	September 30, 2020	September 30, 2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,011	$12,922

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$1,176	$364
Capitalized accretion of debt discount and amortization of prepaid financing costs	325	280
Principal amount of Loan Agreement with Thermo converted into common stock	137,366	—
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	17,963	—
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	84,059	—
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	1,058	—
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

The Company performed a detailed analysis of its financial statements, liquidity position and business operations to assess the impact caused by COVID-19 for the period ended September 30, 2020 and through the release date of these condensed consolidated financial statements. Among other effects, the Company has accommodated certain pricing concessions requested by customers and experienced lower demand for its products and services, particularly from its customers that operate in the oil and gas market. While the full extent and duration of the impact is unknown, the Company expects a continuation of this lower demand at least until this industry fully recovers. While the Company also initially experienced a reduction in demand from its customers that operate in the retail industry, this demand has recovered, due in part to the re-opening of most retailer store locations. Additionally, the Company began and expects to continue to operate with a remote workforce, manage a supply chain sourcing predominantly from China, and engage with international regulators remotely to advance the terrestrial spectrum authorization process. There are a number of uncertainties that could impact the Company's future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to the Company's operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains.

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

In August 2020, the FASB issued ASU No. 2020-06: Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Among other things, ASU No. 2020-06 simplifies the guidance in ASC 470 by eliminating two of the three models that require separating embedded conversion features from convertible instruments. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2021. Early adoption is permitted as of the beginning of any interim or annual reporting period, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For existing debt instruments, the Company does not expect this standard will have a material impact to its condensed consolidated financial statements or related disclosures.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service revenue:
Duplex	$9,956	$16,589	$26,175	$34,265
SPOT	11,396	12,482	35,098	38,196
Commercial IoT	4,420	4,526	13,028	12,577
IGO	95	139	295	484
Engineering and other	2,518	416	9,814	1,449
Total service revenue	28,385	34,152	84,410	86,971

Subscriber equipment sales:
Duplex	$510	$349	$1,539	$906
SPOT	2,602	1,880	5,704	5,657
Commercial IoT	1,256	2,182	3,608	6,226
Other	4	51	54	123
Total subscriber equipment sales	4,372	4,462	10,905	12,912

Total revenue	$32,757	$38,614	$95,315	$99,883

Engineering and other service revenue includes revenue generated primarily from certain governmental and engineering service contracts. During the three and nine months ended September 30, 2020, the Company recognized $2.0 million and $8.0 million, respectively, in revenue related to the completion of certain milestones for non-recurring engineering services under the Terms Agreement described in its 2019 Annual Report.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service revenue:
United States	$19,958	$23,155	$62,663	$61,859
Canada	5,522	7,914	13,885	16,057
Europe	2,057	2,251	5,209	6,585
Central and South America	623	680	2,002	1,814
Others	225	152	651	656
Total service revenue	28,385	34,152	84,410	86,971

Subscriber equipment sales:
United States	$2,657	$2,435	$5,821	$7,195
Canada	906	1,290	2,848	3,236
Europe	326	371	1,196	1,388
Central and South America	465	345	1,037	1,006
Others	18	21	3	87
Total subscriber equipment sales	4,372	4,462	10,905	12,912

Total revenue	$32,757	$38,614	$95,315	$99,883

As disclosed in the Company's 2019 Annual Report, during the third quarter of 2019, the Company changed its calculation of the estimated impact from the initial adoption of ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") on January 1, 2018. The Company recorded a cumulative adjustment to service revenue during the third quarter of 2019; this adjustment included an out-of-period amount of $3.9 million.

Accounts Receivable

The Company has agreements with certain of its independent gateway operators ("IGOs") whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of September 30, 2020 and December 31, 2019, $6.4 million and $6.5 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the nine months ended September 30, 2020 and 2019 from performance obligations included in the contract liability balance at the beginning of each of the periods was $27.5 million and $29.5 million, respectively.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of September 30, 2020, the Company expects to recognize $28.3 million, or approximately 85%, of its remaining performance obligations during the next twelve months. Additionally, approximately $2.9 million, which is classified as non-current deferred revenue as of September 30, 2020, is related to a contract executed in 2007 for the construction of a gateway in Nigeria. Subsequent to the quarter end, the Company took steps to terminate this contract due to a lack of performance by the partner. If this contract is terminated under the terms of the agreement, the deferred revenue balance may be recognized into revenue.

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

Credit Losses

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for bad debts based on factors such as supportable and reasonable current trends, the length of time the receivables are past due and historical collection experience. The Company believes that historical collection experience is the most reasonable basis for predicting future performance. The Company’s major portfolio of contract assets are customer receivables and, as such, historical delinquency percentages are generally consistent over time. The estimate of the allowance for credit losses is computed using aging schedules by type of revenue (service and subscriber equipment), by product (Duplex, SPOT and Commercial IoT) and by country. As discussed above, accounts receivable are considered past due in accordance with the contractual terms of the applicable arrangements. The Company applies a loss rate to its portfolio of trade receivables based on past-due status and records an allowance for doubtful accounts, which represents the expected losses of those trade receivables over their estimated contractual life. The estimated life may vary by service and product type, but is generally less than one year. Allowances are generally recorded for all aging categories of outstanding receivables, including those in the current category (which is a change from legacy GAAP). Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for doubtful accounts. After attempts to collect a receivable have failed, the receivable is written off against the allowance.
In March 2020, after the Company adopted ASU No. 2016-13, the World Health Organization declared the outbreak COVID-19 a global pandemic. COVID-19 has resulted in some disruption to the Company, primarily as it relates to the volume of equipment sales and uncertainties impacting the collection of certain outstanding receivables. Although the Company expects this disruption to be temporary, it has considered the potential impact of COVID-19 on its portfolio of trade receivables and has increased its loss rate for such receivables for the nine-month period ending September 30, 2020, in limited circumstances. The Company will continue to reassess its sales and collections of receivables each reporting period to support its allowance across its portfolio.
The following is a summary of the activity in the allowance for doubtful accounts as of September 30, 2020 (in thousands):

Balance at beginning of period, December 31, 2019	$2,952
Impact of adoption of ASU 2016-13	1,684
Provision, net of recoveries	1,496
Write-offs and other adjustments	(1,593)
Balance at end of period, September 30, 2020	$4,539

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	September 30, 2020			December 31, 2019
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Facility Agreement	$186,988	$7,331	$179,657	$190,361	$10,185	$180,176
Second Lien Term Loan Facility	222,908	33,267	189,641	201,495	35,448	166,047
Loan Agreement with Thermo	—	—	—	135,105	18,562	116,543
8.00% Convertible Senior Notes Issued in 2013	1,361	—	1,361	1,410	—	1,410
Payroll Protection Program Loan	4,973	37	4,936	—	—	—
Total Debt	416,230	40,635	375,595	528,371	64,195	464,176
Less: Current Portion	45,526	—	45,526	—	—	—
Long-Term Debt	$370,704	$40,635	$330,069	$528,371	$64,195	$464,176

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. The current portion of long-term debt represents the scheduled principal repayments under the Facility Agreement and the PPP Loan due within one year of the balance sheet date.

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

In calculating compliance with the financial covenants of the Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through maturity. If the Company violates any financial covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of September 30, 2020, the Company was in compliance with respect to the covenants of the Facility Agreement. The Company continues to monitor the impact of COVID-19 on its results of operations and liquidity relative to compliance with financial covenants over the next twelve months.

The Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the Facility Agreement) on a semi-annual basis. During 2020, the Company was required to pay $0.3 million and $3.1 million to its first lien lenders resulting from the Excess Cash Flow calculations as of December 31, 2019 and June 30, 2020, respectively. These payments reduce future principal payment obligations.

The Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the Facility Agreement. The required balance in the debt service reserve account is fixed and must equal at least $50.9 million. As of September 30, 2020, the balance in the debt service reserve account was $51.2 million and is classified as non-current restricted cash on the Company's condensed consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The amended and restated Facility Agreement includes a requirement that the Company raise no less than $45.0 million of equity prior to March 31, 2021 via the cash exercise of outstanding warrants or the sale of other equity, the proceeds of which are required to be applied towards the principal payment due on June 30, 2021 and then, if applicable, to the next scheduled principal payments. The Company currently expects to fulfill this requirement with proceeds from the exercise of all the remaining warrants issued to the Second Lien Term Loan Facility lenders in November 2019; however, it may be required to find alternative sources of equity capital if the Company's share price does not exceed the warrants' exercise price of $0.38 per share. In December 2019, the Company received proceeds of $3.6 million from the exercise of a portion of warrants issued to the Second Lien Term Loan Facility Agreement lenders, which is retained in the equity proceeds account under the Facility Agreement and recorded in current restricted cash on the Company's condensed consolidated balance sheet as of September 30, 2020 and may be used to fulfill a portion of the $45.0 million requirement discussed above.

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

As additional consideration for the loan, the Company issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. These warrants expire on March 31, 2021. As of September 30, 2020, approximately 115.0 million warrants remain outstanding.

As previously discussed, the Company received a loan under the CARES Act in April 2020. Due to restrictions limiting the Company's ability to incur indebtedness, the execution of this loan required a waiver under the Second Lien Term Loan Facility, which was approved by the Company's second lien lenders. As of September 30, 2020, the Company was in compliance with the covenants of the Second Lien Term Loan Facility.

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

8.00% Convertible Senior Notes Issued in 2013

In May 2013, the Company issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. The 2013 8.00% Notes are convertible into shares of common stock at a conversion price of $0.69 per share of common stock, as adjusted pursuant to the terms of the Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The 2013 8.00% Notes are senior unsecured debt obligations that will mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest is paid in cash at a rate of 5.75% and in additional notes at a rate of 2.25%. Since issuance, $55.5 million of principal amount of the 2013 8.00% Notes have been converted resulting in the issuance of 98.6 million shares of Globalstar common stock.

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

The Indenture provides for customary events of default. As of September 30, 2020, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

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

5. DERIVATIVES

In connection with certain existing borrowing arrangements, the Company was required to record derivative instruments on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(158)	$(522)
Compound embedded derivative with the Loan Agreement with Thermo	—	(1,270)
Compound embedded derivative with the Second Lien Term Loan Facility	(1,012)	(2,000)
Total derivative liabilities	$(1,170)	$(3,792)

 The following table discloses the changes in value recorded as derivative gain in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Compound embedded derivative with the 2013 8.00% Notes	$97	$159	$364	$628
Compound embedded derivative with the Loan Agreement with Thermo	—	49,997	212	141,652
Compound embedded derivative with the Second Lien Term Loan Facility	1,128	—	988	—
Total derivative gain	$1,225	$50,156	$1,564	$142,280

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(158)	$(158)
Compound embedded derivative with the Second Lien Term Loan Facility	—	—	(1,012)	(1,012)
Total liabilities measured at fair value	$—	$—	$(1,170)	$(1,170)

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(522)	$(522)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(1,270)	(1,270)
Compound embedded derivative with the Second Lien Term Loan Facility	—	—	(2,000)	(2,000)
Total liabilities measured at fair value	$—	$—	$(3,792)	$(3,792)

Derivative Liabilities

All of the Company's derivative liabilities are classified as Level 3. The Company marks-to-market these liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations.

2013 8.00% Notes and Loan Agreement with Thermo

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	September 30, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	50% - 92%	0.2%	$0.69	23%	$0.31

During the first quarter of 2020, the compound embedded derivative with the Loan Agreement with Thermo was extinguished and, therefore, as of September 30, 2020, the value was zero and there were no significant qualitative Level 3 inputs utilized in a valuation. See Note 4: Long-Term Debt and Other Financing Arrangements and Note 5: Derivatives for further discussion.

	December 31, 2019
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	70% - 130%	1.6%	$0.69	27%	$0.52
Compound embedded derivative with the Loan Agreement with Thermo	70% - 130%	1.6%	$0.69	27%	$0.52

Second Lien Term Loan Facility

 The compound embedded derivative with the Second Lien Term Loan Facility is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 17% and 18% at September 30, 2020 and December 31, 2019, respectively. Decreases in the discount yield generally will result in a lower fair value measurement in the model. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Liabilities

The following table presents a rollforward for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2020 and 2019, respectively	$(3,792)	$(146,865)
Issuance of compound embedded derivative with the Second Lien Term Loan Facility	—	(2,000)
Derivative adjustment related to conversions and exercises	1,058	—
Unrealized gain, included in derivative gain	1,564	145,073
Balance at end of period, September 30, 2020 and December 31, 2019, respectively	$(1,170)	$(3,792)
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

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$—	$—	$116,543	$88,886
2013 8.00% Notes	1,361	1,005	1,410	875

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

7. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.5 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively.

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

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of 10 years. During the three months ended September 30, 2020 and 2019, the Company incurred lease expense of $0.4 million in each period under this lease agreement. During the nine months ended September 30, 2020 and 2019, the Company incurred lease expense of $1.2 million and $1.1 million, respectively, due to Thermo under this lease agreement.

On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement resulting in the issuance of 200.1 million shares of common stock.

In November 2019, the Company entered into the Second Lien Term Loan Facility. Thermo's participation in the Second Lien Term Loan Facility was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the Second Lien Term Loan Facility was approximately $11.0 million, of which $9.8 million was accrued during the nine months ended September 30, 2020. In connection with the issuance of the Second Lien Term Loan Facility, the holders received warrants to purchase shares of voting common stock, of which Thermo received 59.5 million warrants with an exercise price of $0.38 per share. As of September 30, 2020, approximately 50.0 million warrants remain outstanding.

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

The following table sets forth the calculation of basic and diluted (loss) earnings per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(24,946)	$21,111	$(87,905)	$53,071
Effect of dilutive securities:
2013 8.00% Notes	(73)	(132)	(287)	(548)
Loan Agreement with Thermo	—	(45,205)	2,505	(127,743)
Loss to common stockholders plus assumed conversions	$(25,019)	$(24,226)	$(85,687)	$(75,220)
Weighted average common shares outstanding:
Basic shares outstanding	1,670,315	1,451,703	1,632,554	1,450,146
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan	—	4,089	—	5,179
2013 8.00% Notes	—	2,021	—	2,021
Loan Agreement with Thermo	—	189,921	—	189,921
Diluted shares outstanding	1,670,315	1,647,734	1,632,554	1,647,267
Net (loss) income per common share:
Basic	$(0.01)	$0.01	$(0.05)	$0.04
Diluted	(0.01)	(0.01)	(0.05)	(0.05)

For the three and nine months ended September 30, 2020, 4.3 million shares and 4.4 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

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
Customers
The specialized needs of our global customers span many industries. As of September 30, 2020, we had approximately 751,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.
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

Recent Developments: COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. Various levels of governmental agencies and authorities have taken measures to reduce the spread of COVID-19, including “stay at home” orders, social distancing and closures of non-essential businesses. The success of our business depends on our global operations, including the performance of our satellites and ground stations as well as our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced a reduction in the volume of sales of our subscriber equipment, received requests for service pricing concessions from certain customers, and expect an impact on the ability of certain of our customers to pay outstanding balances. Our results of operations for the three and nine months ended September 30, 2020 partially reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including:
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

Comparison of the Results of Operations for the three and nine months ended September 30, 2020 and 2019

Overall, our results of operations for the three and nine months ended September 30, 2020 were impacted by COVID-19; however, we cannot predict the full extent or duration of the future impact of COVID-19. Certain trends or uncertainties related to COVID-19 that impact revenue or expense items are discussed below.

Revenue

Total revenue decreased 15%, to $32.8 million for the three months ended September 30, 2020 from $38.6 million for the same period in 2019 and decreased 5%, to $95.3 million for the nine months ended September 30, 2020 from $99.9 million for the same period in 2019. See below for a discussion of these fluctuations. These variances were impacted by an out-of-period adjustment which increased Duplex service revenue by $3.9 million during the third quarter of 2019 related to a change in the calculation of the estimated impact from the initial adoption of ASC 606.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex (1)	$9,956	30%	$12,704	37%	$26,175	27%	$30,380	32%
SPOT	11,396	35	12,482	36	35,098	37	38,196	40
Commercial IoT	4,420	13	4,526	13	13,028	14	12,577	13
IGO	95	—	139	—	295	—	484	—
Engineering and other	2,518	8	416	1	9,814	10	1,449	2
Total	$28,385	86%	$30,267	87%	$84,410	88%	$83,086	87%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$510	2%	$349	1%	$1,539	2%	$906	1%
SPOT	2,602	8	1,880	6	5,704	6	5,657	6
Commercial IoT	1,256	4	2,182	6	3,608	4	6,226	6
Other	4	—	51	—	54	—	123	—
Total	$4,372	14%	$4,462	13%	$10,905	12%	$12,912	13%

(1) As previously disclosed, we recorded an out-of-period adjustment of $3.9 million during the third quarter of 2019 as a result of a change in the estimated impact of ASC 606. This adjustment, which increased Duplex service revenue, is excluded from Duplex service revenue in the table above. The percentages of total revenue calculations also exclude this adjustment.
The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average number of subscribers for the period:
Duplex	49,533	57,091	51,096	58,415
SPOT	260,153	280,632	267,035	283,371
Commercial IoT	414,049	412,180	417,469	396,660
IGO	26,491	26,378	26,284	26,464
Other	870	912	874	936
Total	751,096	777,193	762,758	765,846

ARPU (monthly):
Duplex (1)	$67.00	$74.17	$56.92	$57.79
SPOT	14.60	14.83	14.60	14.98
Commercial IoT	3.56	3.66	3.47	3.52
IGO	1.20	1.76	1.25	2.03

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

Service Revenue

Excluding the out-of-period adjustment discussed above, Duplex service revenue decreased 22% and 14%, respectively, for the three and nine months ended September 30, 2020 due primarily to a decrease in average subscribers of 13% for both periods as well as a decrease in ARPU of 9% and 1%, respectively. The decrease in average subscribers was due to normal churn in the subscriber base exceeding gross activations over the last twelve months. Notably, gross activations during the third quarter of 2020 were up nearly 10% from the prior year's quarter following a higher volume of Duplex handset and hotspot sales during 2020. The decrease in ARPU was driven by the timing of revenue recognition for our usage-based subscribers as well as the impact of unfavorable exchange rate movements.

SPOT service revenue decreased 9% and 8%, respectively, for the three and nine months ended September 30, 2020 due primarily to lower ARPU after adjusting for non-revenue-producing subscribers, which were included in our subscriber count during most of 2019 and were subsequently involuntarily deactivated. During 2019, we deactivated approximately 12,000 non-revenue-generating customers, particularly in Latin America, resulting from a cleanup of our subscriber base. Excluding this involuntary churn, average subscribers would have decreased 4% and 3%, respectively, for the three and nine month periods due to higher churn in our subscriber base during these periods. The decrease in ARPU was due primarily to lower service plans rolled out to new subscribers in mid-2019 as well as revenue recorded for an event sponsorship in the first quarter of 2019 that did not recur in the first quarter of 2020.

Commercial IoT service revenue decreased 2% and increased 4%, respectively, for the three and nine months ended September 30, 2020. For the three month period, the decrease in revenue was due to a 3% decline in ARPU driven by service pricing adjustments related to COVID-19 made for certain of our customers and unfavorable exchange rate movements. For the nine month period, the increase in revenue was due to a 5% increase in average subscribers offset by a 1% decrease in ARPU. Average subscribers were higher during the three and nine month periods in 2020 compared to 2019 despite end of period subscribers declining from 421,000 at December 31, 2019 to 414,000 at September 30, 2020 following higher churn in recent months resulting from the impact of COVID-19.

Engineering and other service revenue increased $2.1 million and $8.4 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. These increases were driven by a higher volume of engineering services contracts during 2020, including the completion of certain milestones as discussed in Note 2: Revenue to our condensed consolidated financial statements.

Subscriber Equipment Sales

Revenue from Duplex equipment sales increased $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For both the three and nine month periods, the increase in revenue was driven primarily by sales of our Sat-Fi2® Remote Antenna Station ("RAS") device that launched in October 2019 and Sat-Fi2® device that launched in September 2019. Higher pricing compared to our first generation devices also contributed to the increase in revenue.

Revenue from SPOT equipment sales increased $0.7 million for the three months ended September 30, 2020 and was flat for the nine months ended September 30, 2020 compared to the same periods in 2019. For both the three and nine month periods, an increase in revenue was driven by a higher sales volume of SPOT X® and our refreshed SPOT Satellite GPS Messenger, SPOT Gen4TM, which was launched in August 2020. For the nine month period, the increase in volume was offset by lower component part sales of $0.6 million. We occasionally sell component parts to our equipment manufacturer to use in final products; these sales fluctuate based on the volume and price of parts that we directly source for the production of our equipment. Compared to the corresponding prior year period, we sold fewer component parts to our equipment manufacturer during the first nine of months of 2020.

Revenue from Commercial IoT equipment sales decreased $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. A decrease in demand for our Commercial IoT products resulting from the impact of COVID-19, particularly from our customers operating in the oil and gas industry, drove the variance in revenue.

Operating Expenses

Total operating expenses decreased 6% and 5%, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Lower cost of services, cost of subscriber equipment sales and management, general and administrative costs contributed to the decrease in total operating expenses during the respective periods. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services decreased $0.6 million and $2.5 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For both the three and nine month periods, lower maintenance costs of $0.6 million and $0.8 million, respectively, resulting from revisions to contract terms with certain vendors for gateway and software maintenance, contributed to the decrease in expense. For the nine month period, lower research and development costs of $1.3 million, driven by the timing of new product development, contributed to the decrease in expense. Other smaller items, such as lower travel and labor costs also contributed to the remaining variance.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.5 million and $1.6 million, respectively, for the three and nine months ended September 30, 2020 from the same periods in 2019. As previously disclosed in Note 10: Contingencies of our 2019 Annual Report, in September 2019, U.S Customs and Border Protection ("CBP") issued a ruling related to the classification of certain of our core products imported from China, resulting in 25% tariffs upon import. As a result of this CPB ruling, during the third quarter of 2019, we expensed $0.9 million in tariffs for products sold from July 2018 through September 2019. During the three and nine months ended September 30, 2020, we recorded $0.3 million and $0.6 million, respectively, for tariffs related to sales in the current period, which increased our cost of subscriber equipment during 2020.

The decrease in cost of subscriber equipment sales during 2020 was also impacted by the product mix of equipment sold during the respective periods and was generally in line with margin percentages from the prior year.

Marketing, General and Administrative

Marketing, general and administrative expenses ("MG&A") decreased $2.8 million and $4.1 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

During the third quarter of 2019, we wrote off $2.1 million of financing costs associated with our efforts to refinance our debt obligations through the issuance of new first-lien debt. This write-off was recorded following our decision to pursue an amendment to our existing Facility Agreement instead of issuing new first lien debt.

We also experienced lower MG&A costs during 2020 due in part to the impact of COVID-19. During the three and nine month periods, these reductions were driven primarily by lower subscriber acquisition costs (including advertising and trade shows) of $0.5 million and $1.5 million, respectively, and lower travel costs of $0.3 million and $0.7 million, respectively. For the nine month period, lower performance-based compensation costs were impacted by COVID-19 and reduced MG&A costs by $0.8 million. Higher professional and legal fees related to strategic opportunities totaling $0.9 million partially offset the year-to-date variances.

Other Income (Expense)

Interest Income and Expense

Interest income and expense, net, decreased $3.1 million and $3.2 million, respectively, during the three and nine months ended September 30, 2020, compared to the same periods in 2019. For each of the three and nine month periods, the decrease was driven by lower gross interest costs of $3.5 million and $3.6 million, respectively offset by lower interest income of $0.4 million and $1.2 million, respectively. For the nine month period, higher capitalized interest of $0.8 million also decreased interest expense.

Gross interest costs were impacted by lower interest associated with the Facility Agreement, the Loan Agreement with Thermo, and the June 2019 Subordinated Loan Agreement; these items were offset by higher interest on the Second Lien Term Loan Facility that we entered into in November 2019. Lower interest costs for the Facility Agreement were due to the modification of the Facility Agreement in November 2019, which reduced the principal balance outstanding (resulting in lower interest expense) and the balance of deferred financing costs (resulting in lower amortization of deferred financing costs), as well as a decrease in the interest rate driven by a reduction in LIBOR. Lower interest costs for the Loan Agreement with Thermo was driven by Thermo's conversion of the entire principal balance outstanding under the Loan Agreement in February 2020. Lower interest costs for the Subordinated Loan Agreement are due to the full repayment of this loan in November 2019.

For the three and nine month periods, interest costs associated with the Facility Agreement decreased $4.3 million (including $1.1 million of amortization of deferred financing costs) and $14.0 million (including $3.7 million of deferred financing costs), respectively, interest costs associated with the Loan Agreement with Thermo decreased $5.0 million (including $1.0 million of accretion of debt discount) and $11.5 million (including $2.3 million of accretion of debt discount), respectively and for both the three and nine month periods, interest costs associated with the Subordinated Loan Agreement decreased $2.7 million (including $0.4 million of amortization of deferred financing costs). These decreases were offset by $8.5 million of interest (including $1.1 million of accretion of debt discount and amortization of deferred financing costs) and $24.6 million of interest (including $3.2 million of accretion of debt discount and amortization of deferred financing costs) for the three and nine month periods, respectively, associated with the Second Lien Term Loan Facility.

Derivative Gain

Derivative gains were $1.2 million and $50.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Derivative gains were $1.6 million and $142.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The gains recorded during the three and nine months ended September 30, 2020 were primarily impacted by fluctuations in the discount yield used in the valuation of the embedded derivative associated with our Second Lien Term Loan Facility Agreement. The gains recorded during the three and nine months ended September 30, 2019 were impacted primarily by the assumed probability of conversion of the Loan Agreement with Thermo, which occurred in February 2020, and decreased the value of our derivative liabilities. See Note 6: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) fluctuated by $2.5 million to a gain of $0.3 million for the three months ended September 30, 2020 from a loss of $2.2 million for the same period in 2019. Foreign currency gain (loss) fluctuated by $6.2 million to a loss of $7.4 million for the nine months ended September 30, 2020 from a loss of $1.2 million for the same period in 2019. Changes in foreign currency gains and losses are driven by the significant financial statement items we have denominated in various currencies. For the three months ended September 30, 2020, the Canadian dollar strengthened relative to the U.S. dollar favorably impacting the condensed consolidated statement of operations by $0.7 million. This favorable variance was offset partially by the strengthening of the U.S. dollar relative to the Brazilian real unfavorably impacting the condensed consolidated statement of operations by $0.7 million. Other smaller items contributed to the remaining fluctuation during the three-month period. For the nine months ended September 30, 2020, the strengthening of the U.S. dollar relative to the Brazilian real and the Canadian dollar unfavorably impacted our condensed consolidated statement of operations $5.4 million and $1.1 million, respectively. For both periods, the foreign currency gains and losses are due primarily to the remeasurement of certain balances at the end of each reporting period.

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

As of September 30, 2020, we held cash and cash equivalents of $19.5 million and restricted cash of $54.9 million. As of December 31, 2019, we held cash and cash equivalents of $7.6 million and restricted cash of $51.5 million. The noncurrent portion of restricted cash on our condensed consolidated balance sheet will generally be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The carrying amount of our long-term debt outstanding was $330.1 million at September 30, 2020, compared to $464.2 million at December 31, 2019. At September 30, 2020, the current portion of our debt outstanding was $45.5 million and represents the scheduled principal repayments under the Facility Agreement and the PPP Loan due within one year of the balance sheet date. We had no current debt outstanding at December 31, 2019.

The $88.6 million decrease in the carrying amount of our total debt balance was due primarily to the conversion of the Loan Agreement with Thermo in February 2020 into shares of common stock, resulting in a $116.5 million reduction in net debt. Also contributing to the decrease in the carrying amount of our total debt balance were unscheduled mandatory principal payments for the First Lien Facility Agreement totaling $3.4 million during 2020. This decrease was offset by 1) a higher carrying value of the Second Lien Term Loan Facility of $23.6 million due to the accrual of PIK interest and the accretion of debt discount, 2) a higher carrying value of the Facility Agreement of $2.9 million due to amortization of deferred financing costs, and 3) the issuance of the PPP Loan (defined below) in April 2020 of $4.9 million (net of debt issuance costs).

Indebtedness and Available Credit

First Lien Facility Agreement

In 2009, we entered into the Facility Agreement, which was amended and restated in July 2013, August 2015, June 2017 and November 2019. The Facility Agreement is scheduled to mature in December 2022. As of September 30, 2020, the principal amount outstanding under the Facility Agreement was $187.0 million, of which $45.0 million was recorded as current debt based on the contractual terms of the loan.

The Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or a waiver, or are unable to make payments to satisfy our debt obligations under the Facility Agreement and are unable to obtain a waiver, we would be in default under the Facility Agreement, and the lenders could accelerate payment of the indebtedness. As of September 30, 2020, we were in compliance with respect to the covenants of the Facility Agreement. We continue to monitor the impact of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants, as previously discussed.

The Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the Facility Agreement) on a semi-annual basis. During 2020, we were required to pay $0.3 million and $3.1 million to our first lien lenders resulting from our Excess Cash Flow calculations as of December 31, 2019 and June 30, 2020, respectively. These payments reduce future principal payment obligations.

The Facility Agreement requires that we maintain a debt service reserve account that is pledged to secure our obligations under the Facility Agreement. The required balance in the debt service reserve account must equal at least $50.9 million. As of September 30, 2020, the balance in the debt service reserve account was $51.2 million and is classified as non-current on our condensed consolidated balance sheet as it is expected to be used towards the final scheduled payment due upon maturity of the Facility Agreement in December 2022.

The amended and restated Facility Agreement includes a requirement that we raise no less than $45.0 million of equity prior to March 31, 2021 via the cash exercise of outstanding warrants or other equity to be applied towards the principal payment due on June 30, 2021 and then, if applicable, to the next scheduled principal payments. We currently expect to fulfill this requirement with proceeds from the remaining warrants issued to the Second Lien Term Loan Facility lenders in November 2019; in December 2019, we received proceeds of $3.6 million from the exercise of a portion of warrants issued to the Second Lien Term Loan Facility Agreement lenders, which is retained in the equity proceeds account under the Facility Agreement and is recorded in current restricted cash on our condensed consolidated balance sheet as of September 30, 2020 and is expected to be used to fulfill a portion of the $45.0 million requirement discussed above.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Facility Agreement.

Second Lien Facility Agreement

In 2019, we entered into a $199.0 million Second Lien Term Loan Facility with Thermo, EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Term Loan Facility is scheduled to mature in November 2025. The loans under the Second Lien Term Loan Facility bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). The cash proceeds from this loan were net of a 3% original issue discount. As of September 30, 2020, the principal amount outstanding under the Second Lien Term Loan Facility was $222.9 million.

As additional consideration for the loan, we issued the lenders warrants to purchase 124.5 million shares of common stock at an exercise price of $0.38 per share. These warrants expire on March 31, 2021. As of September 30, 2020, approximately 115.0 million warrants remain outstanding.

The Second Lien Term Loan Facility contains customary events of default and requires us to satisfy various financial and non-financial covenants. As of September 30, 2020, we were in compliance with all the covenants of the Second Lien Term Loan Facility.

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

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of September 30, 2020, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum. The indenture governing the 2013 8.00% Notes provides for customary events of default. As of September 30, 2020, we were in compliance under the terms of the 2013 8.00% Notes and the Indenture.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Payroll Protection Program Loan

As previously discussed, we sought relief under the CARES Act, including receiving a $5.0 million loan under the payroll protection program (the "PPP") in April 2020 (the "PPP Loan"). As of September 30, 2020, the principal amount outstanding under the PPP Loan was $5.0 million, of which $0.5 million is classified as current based on the contractual terms of the loan (as modified). The Company expects to apply for loan forgiveness, in accordance with the terms of the CARES Act, based on payroll and other allowable costs incurred since the date of the loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the loan with principal and interest payments beginning after the SBA has concluded on forgiveness, subject to the PPP rules. Our first and second lien lenders will require us to accelerate the repayment of any portion of the loan amount that is not forgiven.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the PPP Loan.

Cash Flows for the nine months ended September 30, 2020 and 2019

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net cash provided by operating activities	$23,687	$6,044
Net cash used in investing activities	(9,295)	(7,625)
Net cash provided by financing activities	872	13,566
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	(26)
Net increase in cash, cash equivalents and restricted cash	$15,208	$11,959

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other service contracts. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the nine months ended September 30, 2020 was $23.7 million compared to $6.0 million during the same period in 2019. The increase was due primarily to higher net income after adjusting for non-cash items due to an increase in revenue and a reduction in operating expenses. Favorable working capital changes also contributed to the increase in net cash provided by operating activities. These favorable changes were due to lower inventory purchases and favorable changes in prepaid and other current assets, driven in part by the final installment of $3.7 million received in January 2020 from the 2018 settlement of a business economic loss claim. Offsetting these items were lower accrued interest and a decrease in our deferred revenue balance during the first nine months of 2020.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $9.3 million for the nine months ended September 30, 2020 compared to $7.6 million for the same period in 2019. During 2020, the nature of our capital expenditures was related to the procurement and deployment of new antennas for our gateways, which will continue for the near future, as well as other initiatives, such as the completion of our new billing system. During 2019, the nature of our capital expenditures was related to costs to bring our newly developed products into production, including software and other back-office efforts.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $0.9 million and $13.6 million, respectively, during each of the nine month periods ended September 30, 2020 and 2019. In April 2020, we received proceeds of $5.0 million from the PPP Loan (discussed above); these proceeds were offset by mandatory prepayments of principal on our First Lien Facility Agreement totaling $3.4 million (discussed above) as well as the timing of payments for debt financing costs from our refinancing in 2019 totaling $1.1 million. During the first nine months of 2019, the Company raised $62.0 million from our Subordinated Loan Agreement (as discussed in our 2019 Annual Report), which was used predominantly to fund the June 2019 principal and interest payment under our First Lien Facility Agreement. Other smaller items contributed to the remaining items in each period.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. We have $187.0 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $1.9 million annually.

See Note 6: Fair Value Measurements in our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2020, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2020.

(b) Changes in internal control over financial reporting.

As of September 30, 2020, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Although our employees have followed remote work arrangements caused by COVID-19, these circumstances have not adversely affected the Company's ability to maintain operations, including adequate financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Additionally, in April 2020, we implemented a new billing system which resulted in our subscribers migrating to the new system. As a result of this migration, there were anticipated changes to our internal control over financial reporting, none of which adversely affected the Company's internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The extent to which COVID-19 could continue to impact our operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We are not able at this time to estimate the full impact of COVID-19 on our financial or operational results, but the impact could be material. Among other things, we expect that we may not remain in compliance with certain financial covenants in our Facility Agreement over the next twelve months. If we are not able to maintain compliance, we may need to cure the noncompliance with one or more Equity Cure Contributions or seek a waiver of the affected covenants. There is no assurance that the Company will be able to do this successfully, and if we do not, our lenders would be able to exercise their remedies under the Facility Agreement, including accelerating maturity of all our obligations under the Facility Agreement.

Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Corrected Second Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed June 19, 2019)
3.2*	Fourth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on April 15, 2019)
10.1†	2020 Key Employee Bonus Plan
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* Incorporated by reference.
† Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	November 6, 2020	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)